Form 10-Q
period 2015-03-29
HARLEY DAVIDSON INC
filed 2015-05-07
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at May 1, 2015: 208,135,149 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 29, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
Revenue:
Motorcycles and Related Products	$1,510,570	$1,571,688
Financial Services	162,375	154,360
Total revenue	1,672,945	1,726,048
Costs and expenses:
Motorcycles and Related Products cost of goods sold	920,295	979,557
Financial Services interest expense	38,536	38,857
Financial Services provision for credit losses	26,247	20,331
Selling, administrative and engineering expense	277,749	276,421
Total costs and expenses	1,262,827	1,315,166
Operating income	410,118	410,882
Investment income	1,322	1,659
Interest expense	9	3,677
Income before provision for income taxes	411,431	408,864
Provision for income taxes	141,577	142,947
Net income	$269,854	$265,917
Earnings per common share:
Basic	$1.28	$1.21
Diluted	$1.27	$1.21
Cash dividends per common share	$0.310	$0.275
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
Net income	$269,854	$265,917
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(27,021)	2,948
Derivative financial instruments	11,072	(227)
Marketable securities	(67)	(42)
Pension and postretirement benefit plans	8,798	6,068
Total other comprehensive (loss) income, net of tax	$(7,218)	$8,747
Comprehensive income	$262,636	$274,664
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 29, 2015	December 31, 2014	March 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,168,724	$906,680	$935,820
Marketable securities	57,219	57,325	92,940
Accounts receivable, net	280,497	247,621	324,979
Finance receivables, net	2,357,993	1,916,635	2,223,199
Inventories	480,941	448,871	449,044
Restricted cash	120,428	98,627	117,883
Deferred income taxes	83,519	89,916	89,070
Other current assets	164,484	182,420	127,536
Total current assets	4,713,805	3,948,095	4,360,471
Finance receivables, net	4,490,599	4,516,246	4,214,496
Property, plant and equipment, net	873,518	883,077	823,061
Prepaid pension costs	—	—	250,575
Goodwill	25,632	27,752	30,427
Deferred income taxes	72,176	77,835	3,023
Other long-term assets	88,094	75,092	47,738
	$10,263,824	$9,528,097	$9,729,791
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440,920	$196,868	$454,366
Accrued liabilities	497,027	449,317	566,755
Short-term debt	70,329	731,786	974,153
Current portion of long-term debt	1,500,611	1,011,315	848,840
Total current liabilities	2,508,887	2,389,286	2,844,114
Long-term debt	4,357,538	3,761,528	3,271,648
Pension liability	71,263	76,186	37,261
Postretirement healthcare liability	199,645	203,006	212,887
Deferred income taxes	—	—	35,973
Other long-term liabilities	190,651	188,805	168,073
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,445	3,442	3,435
Additional paid-in-capital	1,286,991	1,265,257	1,198,655
Retained earnings	8,663,427	8,459,040	8,058,119
Accumulated other comprehensive loss	(522,161)	(514,943)	(323,929)
Treasury stock, at cost	(6,495,862)	(6,303,510)	(5,776,445)
Total shareholders' equity	2,935,840	2,909,286	3,159,835
	$10,263,824	$9,528,097	$9,729,791

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 29, 2015	December 31, 2014	March 30, 2014
Balances held by consolidated variable interest entities (Note 5)
Current finance receivables, net	$364,936	$312,645	$274,797
Other assets	$3,754	$3,409	$3,387
Non-current finance receivables, net	$1,511,659	$1,113,801	$922,060
Restricted cash - current and non-current	$138,574	$110,017	$105,536
Current portion of long-term debt	$414,665	$366,889	$309,250
Long-term debt	$1,356,112	$904,644	$787,383
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
Net cash provided by operating activities (Note 3)	$174,700	$203,586
Cash flows from investing activities:
Capital expenditures	(38,069)	(25,881)
Origination of finance receivables	(752,404)	(757,965)
Collections on finance receivables	729,666	707,431
Sales and redemptions of marketable securities	—	6,001
Other	9	51
Net cash used by investing activities	(60,798)	(70,363)
Cash flows from financing activities:
Repayments of senior unsecured notes	—	(303,000)
Proceeds from issuance of medium-term notes	595,386	—
Proceeds from securitization debt	697,591	—
Repayments of securitization debt	(200,695)	(159,938)
Net (decrease) increase in credit facilities and unsecured commercial paper	(661,241)	307,803
Borrowings of asset-backed commercial paper	16,798	13,746
Repayments of asset-backed commercial paper	(15,744)	(16,981)
Net change in restricted cash	(28,579)	26,924
Dividends paid	(65,467)	(60,527)
Purchase of common stock for treasury	(192,700)	(87,690)
Excess tax benefits from share-based payments	2,207	4,763
Issuance of common stock under employee stock option plans	9,605	8,894
Net cash provided by (used by) financing activities	157,161	(266,006)
Effect of exchange rate changes on cash and cash equivalents	(9,019)	1,991
Net increase (decrease) in cash and cash equivalents	$262,044	$(130,792)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$906,680	$1,066,612
Net increase (decrease) in cash and cash equivalents	262,044	(130,792)
Cash and cash equivalents—end of period	$1,168,724	$935,820
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of March 29, 2015 and March 30, 2014, the condensed consolidated statements of income for the three month periods then ended, the condensed consolidated statements of comprehensive income for the three month periods then ended and the condensed consolidated statements of cash flows for the three month periods then ended.
Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company operates in two principal reportable segments: Motorcycles & Related Products (Motorcycles) and Financial Services.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (ASU No. 2014-09). ASU No. 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is required to adopt ASU No. 2014-09 for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact of adoption. In April 2015, the FASB proposed a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under GAAP. Under the proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein.
In February 2015, the FASB issued ASU No. 2015-02 Amendments to the Consolidation Analysis (ASU 2015-02). ASU No. 2015-02 amends the guidance within Accounting Standards Codification (ASC) Topic 810, "Consolidation,” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The Company is required to adopt ASU No, 2015-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company believes the adoption of ASU No. 2015-02 will not have an impact its financial results, the adoption of ASU No. 2015-02 will only impact the content of the current disclosure.
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU No. 2015-03 amends the guidance within ASC Topic 835, "Interest", to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. The Company is required to adopt ASU No, 2015-03 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 on a retrospective basis. Upon adoption, the Company will reclassify its debt issuance costs from other assets to debt on the balance sheet. At March 29, 2015, the Company had $19.1 million of debt issuance costs recorded as assets on the balance sheet.

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	March 29, 2015	December 31, 2014	March 30, 2014
Available-for-sale: Corporate bonds	$57,219	$57,325	$92,940
Trading securities: Mutual funds	37,667	33,815	33,182
	$94,886	$91,140	$126,122
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first three months of 2015 and 2014, the Company recognized gross unrealized losses of approximately $106,000 and $67,000, respectively, or $67,000 and $42,000 net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 1 to 25 months.
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
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 29, 2015	December 31, 2014	March 30, 2014
Components at the lower of FIFO cost or market
Raw materials and work in process	$153,734	$151,254	$141,381
Motorcycle finished goods	253,922	230,309	222,649
Parts and accessories and general merchandise	123,187	117,210	133,740
Inventory at lower of FIFO cost or market	530,843	498,773	497,770
Excess of FIFO over LIFO cost	(49,902)	(49,902)	(48,726)
	$480,941	$448,871	$449,044

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three months ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$269,854	$265,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,028	43,398
Amortization of deferred loan origination costs	22,932	22,101
Amortization of financing origination fees	2,215	2,085
Provision for employee long-term benefits	12,318	8,425
Contributions to pension and postretirement plans	(6,627)	(6,879)
Stock compensation expense	8,046	9,239
Net change in wholesale finance receivables related to sales	(465,598)	(439,422)
Provision for credit losses	26,247	20,331
Deferred income taxes	2,820	(474)
Foreign currency adjustments	18,154	(4,172)
Other, net	(2,507)	3,055
Changes in current assets and liabilities:
Accounts receivable, net	(49,936)	(61,217)
Finance receivables—accrued interest and other	2,067	793
Inventories	(51,934)	(20,317)
Accounts payable and accrued liabilities	305,102	356,430
Derivative instruments	399	1,222
Other	35,120	3,071
Total adjustments	(95,154)	(62,331)
Net cash provided by operating activities	$174,700	$203,586
4. Finance Receivables
The Company provides retail financial services to customers of the Company’s independent dealers in the United States and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts.
The Company offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada.
Finance receivables, net, consisted of the following (in thousands):

	March 29, 2015	December 31, 2014	March 30, 2014
Retail	$5,576,558	$5,607,924	$5,254,133
Wholesale	1,404,854	952,321	1,298,091
	6,981,412	6,560,245	6,552,224
Allowance for credit losses	(132,820)	(127,364)	(114,529)
	$6,848,592	$6,432,881	$6,437,695

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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended March 29, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	22,543	3,704	26,247
Charge-offs	(32,733)	—	(32,733)
Recoveries	11,942	—	11,942
Balance, end of period	$123,777	$9,043	$132,820
	Three months ended March 30, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	17,208	3,123	20,331
Charge-offs	(27,343)	—	(27,343)
Recoveries	10,848	—	10,848
Balance, end of period	$106,776	$7,753	$114,529
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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	March 29, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	123,777	9,043	132,820
Total allowance for credit losses	$123,777	$9,043	$132,820
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,576,558	1,404,854	6,981,412
Total finance receivables	$5,576,558	$1,404,854	$6,981,412
	December 31, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	122,025	5,339	127,364
Total allowance for credit losses	$122,025	$5,339	$127,364
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,607,924	952,321	6,560,245
Total finance receivables	$5,607,924	$952,321	$6,560,245
	March 30, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	106,776	7,753	114,529
Total allowance for credit losses	$106,776	$7,753	$114,529
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,254,133	1,298,091	6,552,224
Total finance receivables	$5,254,133	$1,298,091	$6,552,224
There were no wholesale finance receivables at March 29, 2015, December 31, 2014, or March 30, 2014 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of March 29, 2015, December 31, 2014 and March 30, 2014, all retail finance receivables were accounted for as interest-earning receivables, of which $19.0 million, $28.7 million and $17.0 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at March 29, 2015, December 31, 2014 or March 30, 2014. At March 29, 2015, December 31, 2014 and March 30, 2014, $0.1 million, $0.2 million, and $0.1 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	March 29, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,451,248	$82,302	$24,013	$18,995	$125,310	$5,576,558
Wholesale	1,404,160	443	107	144	694	1,404,854
Total	$6,855,408	$82,745	$24,120	$19,139	$126,004	$6,981,412
	December 31, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,427,719	$113,007	$38,486	$28,712	$180,205	$5,607,924
Wholesale	951,660	383	72	206	661	952,321
Total	$6,379,379	$113,390	$38,558	$28,918	$180,866	$6,560,245
	March 30, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,134,053	$80,344	$22,767	$16,969	$120,080	$5,254,133
Wholesale	1,297,761	144	96	90	330	1,298,091
Total	$6,431,814	$80,488	$22,863	$17,059	$120,410	$6,552,224
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
The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	March 29, 2015	December 31, 2014	March 30, 2014
Prime	$4,400,440	$4,435,352	$4,128,996
Sub-prime	1,176,118	1,172,572	1,125,137
Total	$5,576,558	$5,607,924	$5,254,133
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	March 29, 2015	December 31, 2014	March 30, 2014
Doubtful	$1,523	$954	$5,508
Substandard	21,854	7,025	3,888
Special Mention	—	—	10,950
Medium Risk	19,634	11,557	11,103
Low Risk	1,361,843	932,785	1,266,642
Total	$1,404,854	$952,321	$1,298,091
5. Asset-Backed Financing
The Company participates in asset-backed financing through both term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. The Company treats these transactions as secured borrowings because either they are transferred to consolidated variable interest entities (VIEs) or the Company maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860, "Transfers and Servicing" (ASC Topic 860). In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt.
The Company is required to consolidate any VIE in which it is deemed to be the primary beneficiary through having power over the significant activities of the entity and having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company is considered to have the power over the significant activities of its term asset-backed securitization and asset-backed U.S. commercial paper conduit facility VIEs due to its role as servicer. Servicing fees are typically not considered potentially significant variable interests in a VIE. However, the Company retains a residual interest in the VIEs in the form of a debt security, which gives the Company the right to receive benefits that could be potentially significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of these VIEs within its consolidated financial statements.
The Company is not the primary beneficiary of the asset-backed Canadian commercial paper conduit facility VIE; therefore, the Company does not consolidate this VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting under ASC Topic 860. As such, the Company retains the transferred assets and the related debt within its Consolidated Balance Sheet.
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

The following table shows the assets and liabilities related to the asset-backed financings that were included in the financial statements (in thousands):

	March 29, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,919,723	$(43,128)	$138,574	$3,443	$2,018,612	$1,770,777
Asset-backed U.S. commercial paper conduit facility	—	—	—	311	311	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	169,278	(2,999)	12,057	398	178,734	154,035
Total on-balance sheet assets and liabilities	$2,089,001	$(46,127)	$150,631	$4,152	$2,197,657	$1,924,812

	December 31, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,458,602	$(32,156)	$110,017	$2,987	$1,539,450	$1,271,533
Asset-backed U.S. commercial paper conduit facility	—	—	—	422	422	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	185,099	(2,965)	12,035	262	194,431	166,912
Total on-balance sheet assets and liabilities	$1,643,701	$(35,121)	$122,052	$3,671	$1,734,303	$1,438,445

	March 30, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,221,855	$(24,998)	$105,536	$3,083	$1,305,476	$1,096,633
Asset-backed U.S. commercial paper conduit facility	—	—	—	304	304	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	200,147	(3,257)	12,347	238	209,475	164,704
Total on-balance sheet assets and liabilities	$1,422,002	$(28,255)	$117,883	$3,625	$1,515,255	$1,261,337
Term Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2015 to 2022.
During the first quarter of 2015, the Company issued $700.0 million of secured notes through one term asset-backed securitization transaction. There were no term asset-backed securitization transactions during the first quarter of 2014.

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
The SPE had no borrowings outstanding under the U.S. Conduit at March 29, 2015, December 31, 2014 or March 30, 2014; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2014, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$200.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the Canadian Conduit has an expiration date of June 30, 2015. The contractual maturity of the debt is approximately 5 years.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $24.7 million at March 29, 2015. The maximum exposure is not an indication of the Company's expected loss exposure.
During the first quarter of 2015, the Company transferred $19.2 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $16.8 million. During the first quarter of 2014, HDFS transferred $15.7 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $13.8 million.
6. Fair Value Measurements
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 29, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$975,411	$510,090	$465,321	$—
Marketable securities	94,886	37,667	57,219	—
Derivatives	49,290	—	49,290	—
	$1,119,587	$547,757	$571,830	$—
Liabilities:
Derivatives	$1,886	$—	$1,886	$—
	December 31, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$737,024	$482,686	$254,338	$—
Marketable securities	91,140	33,815	57,325	—
Derivatives	32,244	—	32,244	—
	$860,408	$516,501	$343,907	$—
Liabilities:
Derivatives	$2,027	$—	$2,027	$—
	March 30, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$602,421	$359,438	$242,983	$—
Marketable securities	126,122	33,182	92,940	—
Derivatives	105	—	105	—
	$728,648	$392,620	$336,028	$—
Liabilities:
Derivatives	$3,681	$—	$3,681	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. The nonrecurring fair value measurement represents the loss recognized to adjust the related finance receivable to the fair value of the repossessed inventory. Repossessed inventory was $14.5 million, $13.4 million and $15.2 million at March 29, 2015, December 31, 2014 and March 30, 2014, for which the fair value adjustment was $3.5 million, $5.0 million and $3.5 million at March 29, 2015, December 31, 2014 and March 30, 2014, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

7. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, and foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 8).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	March 29, 2015		December 31, 2014		March 30, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,168,724	$1,168,724	$906,680	$906,680	$935,820	$935,820
Marketable securities	$94,886	$94,886	$91,140	$91,140	$126,122	$126,122
Derivatives	$49,290	$49,290	$32,244	$32,244	$105	$105
Finance receivables, net	$6,927,898	$6,848,592	$6,519,500	$6,432,881	$6,531,145	$6,437,695
Restricted cash	$150,631	$150,631	$122,052	$122,052	$117,883	$117,883
Liabilities:
Derivatives	$1,886	$1,886	$2,027	$2,027	$3,681	$3,681
Unsecured commercial paper	$70,329	$70,329	$731,786	$731,786	$974,153	$974,153
Asset-backed Canadian commercial paper conduit facility	$154,035	$154,035	$166,912	$166,912	$164,704	$164,704
Medium-term notes	$4,176,254	$3,933,337	$3,502,536	$3,334,398	$3,060,408	$2,859,151
Term asset-backed securitization debt	$1,771,363	$1,770,777	$1,270,656	$1,271,533	$1,099,596	$1,096,633
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
8. Derivative Instruments and Hedging Activities
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
All derivative instruments are recognized on the balance sheet at fair value (see Note 6). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value, and any changes in fair value are recorded in current period earnings.
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen and the Brazilian real. The Company utilizes foreign currency exchange contracts to mitigate the effects of these currencies’ fluctuations on earnings. The foreign currency exchange contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
The Company utilizes commodity contracts to hedge portions of the cost of certain commodities consumed in the Company’s motorcycle production and distribution operations.
The Company’s foreign currency exchange contracts and commodity contracts generally have maturities of less than one year.
The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	March 29, 2015			December 31, 2014			March 30, 2014
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$416,844	$49,290	$12	$339,077	$32,244	$—	$269,342	$5	$3,589
Commodity contracts(c)	1,432	—	220	1,728	—	414	1,167	94	—
Total	$418,276	$49,290	$232	$340,805	$32,244	$414	$270,509	$99	$3,589
	March 29, 2015			December 31, 2014			March 30, 2014
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$11,358	$—	$1,654	$11,804	$—	$1,613	$9,348	$6	$92
	$11,358	$—	$1,654	$11,804	$—	$1,613	$9,348	$6	$92

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended
Cash Flow Hedges	March 29, 2015	March 30, 2014
Foreign currency contracts	$32,668	$(1,438)
Commodity contracts	(120)	215
Total	$32,548	$(1,223)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Expected to be Reclassified
Cash Flow Hedges	March 29, 2015	March 30, 2014	Over the Next Twelve Months
Foreign currency contracts(a)	$15,276	$(1,058)	$48,050
Commodity contracts(a)	(315)	196	(220)
Total	$14,961	$(862)	$47,830

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold.
The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended
Derivatives Not Designated As Hedges	March 29, 2015	March 30, 2014
Commodity contracts(a)	$(540)	$(328)
Total	$(540)	$(328)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
For the three months ended March 29, 2015 and March 30, 2014, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
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

9. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended March 29, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(29,991)	(106)	32,548	—	2,451
Income tax	2,970	39	(12,057)	—	(9,048)
Net other comprehensive (loss) income before reclassifications	(27,021)	(67)	20,491	—	(6,597)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(15,276)	—	(15,276)
Realized (gains) losses - commodities contracts(a)	—	—	315	—	315
Prior service credits(b)	—	—	—	(695)	(695)
Actuarial losses(b)	—	—	—	14,670	14,670
Total before tax	—	—	(14,961)	13,975	(986)
Income tax expense (benefit)	—	—	5,542	(5,177)	365
Net reclassifications	—	—	(9,419)	8,798	(621)
Other comprehensive (loss) income	(27,021)	(67)	11,072	8,798	(7,218)
Balance, end of period	$(30,503)	$(767)	$30,114	$(521,005)	$(522,161)
	Three months ended March 30, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive income (loss) before reclassifications	1,755	(67)	(1,223)	—	465
Income tax	1,193	25	453	—	1,671
Net other comprehensive income (loss) before reclassifications	2,948	(42)	(770)	—	2,136
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	1,058	—	1,058
Realized (gains) losses - commodities contracts(a)	—	—	(196)	—	(196)
Prior service credits(b)	—	—	—	(684)	(684)
Actuarial losses(b)	—	—	—	10,322	10,322
Total before tax	—	—	862	9,638	10,500
Income tax benefit	—	—	(319)	(3,570)	(3,889)
Net reclassifications	—	—	543	6,068	6,611
Other comprehensive income (loss)	2,948	(42)	(227)	6,068	8,747
Balance, end of period	$36,274	$(318)	$(1,907)	$(357,978)	$(323,929)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified are included in the computation of net periodic period cost. See Note 14 for information related to pension and postretirement benefit plans.

10. Debt
Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following (in thousands):

	March 29, 2015	December 31, 2014	March 30, 2014
Unsecured commercial paper	$70,329	$731,786	$974,153
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	March 29, 2015	December 31, 2014	March 30, 2014
Secured debt
Asset-backed Canadian commercial paper conduit facility	$154,035	$166,912	$164,704
Term asset-backed securitization debt	1,770,777	1,271,533	1,096,633
Unsecured notes
5.75% Medium-term notes due in 2014 ($500.0 million par value)	—	—	499,906
1.15% Medium-term notes due in 2015 ($600.0 million par value)	599,886	599,817	599,612
3.88% Medium-term notes due in 2016 ($450.0 million par value)	449,950	449,937	449,897
2.70% Medium-term notes due in 2017 ($400.0 million par value)	399,967	399,963	399,950
1.55% Medium-term notes due in 2017 ($400.0 million par value)	399,510	399,464	—
6.80% Medium-term notes due in 2018 ($888.0 million par value)	887,424	887,381	909,786
2.40% Medium-term notes due in 2019 ($600.0 million par value)	597,951	597,836	—
2.15% Medium-term notes due in 2020 ($600.0 million par value)	598,649	—	—
Gross long-term debt	5,858,149	4,772,843	4,120,488
Less: current portion of long-term debt	(1,500,611)	(1,011,315)	(848,840)
Long-term debt	$4,357,538	$3,761,528	$3,271,648
During the first quarter of 2015, the Company issued $700.0 million of secured notes through a term asset-backed securitization transaction. The term asset-backed securitization transactions are further discussed in Note 5. There were no term asset-backed securitization transactions during the first quarter of 2014.
During the first quarter of 2015, the Company issued $600.0 million of medium-term notes which mature in February 2020 and have an annual interest rate of 2.15%. There were no medium-term notes issued during the first quarter of 2014.
11. Income Taxes
The Company’s 2015 income tax rate for the three months ended March 29, 2015 was 34.4% compared to 35.0% for the same period last year.
12. Product Warranty and Recall Campaigns
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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended
	March 29, 2015	March 30, 2014
Balance, beginning of period	$69,250	$64,120
Warranties issued during the period	15,111	17,362
Settlements made during the period	(13,565)	(11,573)
Recalls and changes to pre-existing warranty liabilities	277	(573)
Balance, end of period	$71,073	$69,336
The liability for recall campaigns was $7.7 million, $9.8 million and $3.3 million as of March 29, 2015, December 31, 2014 and March 30, 2014, respectively.
13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 29, 2015	March 30, 2014
Numerator:
Net income used in computing basic and diluted earnings per share	$269,854	$265,917
Denominator:
Denominator for basic earnings per share - weighted-average common shares	210,629	218,986
Effect of dilutive securities - employee stock compensation plan	1,159	1,507
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	211,788	220,493
Earnings per common share:
Basic	$1.28	$1.21
Diluted	$1.27	$1.21
Outstanding options to purchase 0.7 million and 0.6 million shares of common stock for the three months ended March 29, 2015 and March 30, 2014, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three month periods ended March 29, 2015 and March 30, 2014, respectively.

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

	Three months ended
	March 29, 2015	March 30, 2014
Pension and SERPA Benefits
Service cost	$10,010	$7,874
Interest cost	21,836	21,731
Expected return on plan assets	(36,232)	(34,184)
Amortization of unrecognized:
Prior service cost	109	279
Net loss	13,677	9,140
Net periodic benefit cost	$9,400	$4,840
Postretirement Healthcare Benefits
Service cost	$2,065	$1,754
Interest cost	3,541	4,220
Expected return on plan assets	(2,877)	(2,607)
Amortization of unrecognized:
Prior service credit	(804)	(963)
Net loss	993	1,182
Net periodic benefit cost	$2,918	$3,586
No pension contributions to qualified plans are required in 2015. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.
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

	Three months ended
	March 29, 2015	March 30, 2014
Motorcycles net revenue	$1,510,570	$1,571,688
Gross profit	590,275	592,131
Selling, administrative and engineering expense	244,821	244,439
Operating income from Motorcycles	345,454	347,692
Financial Services revenue	162,375	154,360
Financial Services expense	97,711	91,170
Operating income from Financial Services	64,664	63,190
Operating income	$410,118	$410,882

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

	Three months ended March 29, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,512,882	$—	$(2,312)	$1,510,570
Financial Services	—	162,690	(315)	162,375
Total revenue	1,512,882	162,690	(2,627)	1,672,945
Costs and expenses:
Motorcycles and Related Products cost of goods sold	920,295	—	—	920,295
Financial Services interest expense	—	38,536	—	38,536
Financial Services provision for credit losses	—	26,247	—	26,247
Selling, administrative and engineering expense	245,135	35,241	(2,627)	277,749
Total costs and expenses	1,165,430	100,024	(2,627)	1,262,827
Operating income	347,452	62,666	—	410,118
Investment income	101,322	—	(100,000)	1,322
Interest expense	9	—	—	9
Income before provision for income taxes	448,765	62,666	(100,000)	411,431
Provision for income taxes	121,516	20,061	—	141,577
Net income	$327,249	$42,605	$(100,000)	$269,854

	Three months ended March 30, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,573,967	$—	$(2,279)	$1,571,688
Financial Services	—	154,686	(326)	154,360
Total revenue	1,573,967	154,686	(2,605)	1,726,048
Costs and expenses:
Motorcycles and Related Products cost of goods sold	979,557	—	—	979,557
Financial Services interest expense	—	38,857	—	38,857
Financial Services provision for credit losses	—	20,331	—	20,331
Selling, administrative and engineering expense	244,765	34,261	(2,605)	276,421
Total costs and expenses	1,224,322	93,449	(2,605)	1,315,166
Operating income	349,645	61,237	—	410,882
Investment income	121,659	—	(120,000)	1,659
Interest expense	3,677	—	—	3,677
Income before provision for income taxes	467,627	61,237	(120,000)	408,864
Provision for income taxes	120,573	22,374	—	142,947
Net income	$347,054	$38,863	$(120,000)	$265,917

	March 29, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$764,175	$404,549	$—	$1,168,724
Marketable securities	57,219	—	—	57,219
Accounts receivable, net	784,268	—	(503,771)	280,497
Finance receivables, net	—	2,357,993	—	2,357,993
Inventories	480,941	—	—	480,941
Restricted cash	—	120,428	—	120,428
Deferred income taxes	42,819	40,700	—	83,519
Other current assets	128,579	35,905	—	164,484
Total current assets	2,258,001	2,959,575	(503,771)	4,713,805
Finance receivables, net	—	4,490,599	—	4,490,599
Property, plant and equipment, net	840,354	33,164	—	873,518
Goodwill	25,632	—	—	25,632
Deferred income taxes	62,826	10,808	(1,458)	72,176
Other long-term assets	117,760	48,943	(78,609)	88,094
	$3,304,573	$7,543,089	$(583,838)	$10,263,824
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369,143	$575,548	$(503,771)	$440,920
Accrued liabilities	398,922	99,563	(1,458)	497,027
Short-term debt	—	70,329	—	70,329
Current portion of long-term debt	—	1,500,611	—	1,500,611
Total current liabilities	768,065	2,246,051	(505,229)	2,508,887
Long-term debt	—	4,357,538	—	4,357,538
Pension liability	71,263	—	—	71,263
Postretirement healthcare benefits	199,645	—	—	199,645
Other long-term liabilities	164,993	25,658	—	190,651
Shareholders’ equity	2,100,607	913,842	(78,609)	2,935,840
	$3,304,573	$7,543,089	$(583,838)	$10,263,824

	December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$573,895	$332,785	$—	$906,680
Marketable securities	57,325	—	—	57,325
Accounts receivable, net	658,735	—	(411,114)	247,621
Finance receivables, net	—	1,916,635	—	1,916,635
Inventories	448,871	—	—	448,871
Restricted cash	—	98,627	—	98,627
Deferred income taxes	50,015	39,901	—	89,916
Other current assets	142,278	43,125	(2,983)	182,420
Total current assets	1,931,119	2,431,073	(414,097)	3,948,095
Finance receivables, net	—	4,516,246	—	4,516,246
Property, plant and equipment, net	848,661	34,416	—	883,077
Goodwill	27,752	—	—	27,752
Deferred income taxes	75,121	4,863	(2,149)	77,835
Other long-term assets	113,727	39,309	(77,944)	75,092
	$2,996,380	$7,025,907	$(494,190)	$9,528,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,098	$436,884	$(411,114)	$196,868
Accrued liabilities	370,652	83,797	(5,132)	449,317
Short-term debt	—	731,786	—	731,786
Current portion of long-term debt	—	1,011,315	—	1,011,315
Total current liabilities	541,750	2,263,782	(416,246)	2,389,286
Long-term debt	—	3,761,528	—	3,761,528
Pension liability	76,186	—	—	76,186
Postretirement healthcare benefits	203,006	—	—	203,006
Other long-term liabilities	164,060	24,745	—	188,805
Shareholders’ equity	2,011,378	975,852	(77,944)	2,909,286
	$2,996,380	$7,025,907	$(494,190)	$9,528,097

	March 30, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$548,292	$387,528	$—	$935,820
Marketable securities	92,940	—	—	92,940
Accounts receivable, net	1,240,820	—	(915,841)	324,979
Finance receivables, net	—	2,223,199	—	2,223,199
Inventories	449,044	—	—	449,044
Restricted cash	—	117,883	—	117,883
Other current assets	146,994	69,612	—	216,606
Total current assets	2,478,090	2,798,222	(915,841)	4,360,471
Finance receivables, net	—	4,214,496	—	4,214,496
Property, plant and equipment, net	789,194	33,867	—	823,061
Prepaid pension costs	250,575	—	—	250,575
Goodwill	30,427	—	—	30,427
Deferred income taxes	3,023	—	—	3,023
Other long-term assets	110,763	12,743	(75,768)	47,738
	$3,662,072	$7,059,328	$(991,609)	$9,729,791
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377,780	$992,427	$(915,841)	$454,366
Accrued liabilities	466,685	101,807	(1,737)	566,755
Short-term debt	—	974,153	—	974,153
Current portion of long-term debt	—	848,840	—	848,840
Total current liabilities	844,465	2,917,227	(917,578)	2,844,114
Long-term debt	—	3,271,648	—	3,271,648
Pension liability	37,261	—	—	37,261
Postretirement healthcare liability	212,887	—	—	212,887
Deferred income taxes	31,864	2,372	1,737	35,973
Other long-term liabilities	146,641	21,432	—	168,073
Shareholders’ equity	2,388,954	846,649	(75,768)	3,159,835
	$3,662,072	$7,059,328	$(991,609)	$9,729,791

	Three months ended March 29, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$327,249	$42,605	$(100,000)	$269,854
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,947	2,081	—	46,028
Amortization of deferred loan origination costs	—	22,932	—	22,932
Amortization of financing origination fees	—	2,215	—	2,215
Provision for employee long-term benefits	12,318	—	—	12,318
Contributions to pension and postretirement plans	(6,627)	—	—	(6,627)
Stock compensation expense	7,381	665	—	8,046
Net change in wholesale finance receivables related to sales	—	—	(465,598)	(465,598)
Provision for credit losses	—	26,247	—	26,247
Deferred income taxes	6,594	(3,774)	—	2,820
Foreign currency adjustments	18,154	—	—	18,154
Other, net	(1,893)	(614)	—	(2,507)
Change in current assets and current liabilities:
Accounts receivable	(392,593)	—	342,657	(49,936)
Finance receivables—accrued interest and other	—	2,067	—	2,067
Inventories	(51,934)	—	—	(51,934)
Accounts payable and accrued liabilities	241,052	406,607	(342,557)	305,102
Derivative instruments	399	—	—	399
Other	27,082	8,038	—	35,120
Total adjustments	(96,120)	466,464	(465,498)	(95,154)
Net cash provided by operating activities	231,129	509,069	(565,498)	174,700

	Three months ended March 29, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(37,240)	(829)	—	(38,069)
Origination of finance receivables	—	(2,008,170)	1,255,766	(752,404)
Collections of finance receivables	—	1,519,934	(790,268)	729,666
Other	9	—	—	9
Net cash used by investing activities	(37,231)	(489,065)	465,498	(60,798)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	697,591	—	697,591
Repayments of securitization debt	—	(200,695)	—	(200,695)
Net decrease in credit facilities and unsecured commercial paper	—	(661,241)	—	(661,241)
Borrowings of asset-backed commercial paper	—	16,798	—	16,798
Repayments of asset-backed commercial paper	—	(15,744)	—	(15,744)
Net change in restricted cash	—	(28,579)	—	(28,579)
Dividends paid	(65,467)	(100,000)	100,000	(65,467)
Purchase of common stock for treasury	(192,700)	—	—	(192,700)
Excess tax benefits from share-based payments	2,207	—	—	2,207
Issuance of common stock under employee stock option plans	9,605	—	—	9,605
Net cash provided by financing activities	3,645	53,516	100,000	157,161
Effect of exchange rate changes on cash and cash equivalents	(7,263)	(1,756)	—	(9,019)
Net increase in cash and cash equivalents	$190,280	$71,764	$—	$262,044
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$573,895	$332,785	$—	$906,680
Net increase in cash and cash equivalents	190,280	71,764	—	262,044
Cash and cash equivalents—end of period	$764,175	$404,549	$—	$1,168,724

	Three months ended March 30, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$347,054	$38,863	$(120,000)	$265,917
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,603	1,795	—	43,398
Amortization of deferred loan origination costs	—	22,101	—	22,101
Amortization of financing origination fees	59	2,026	—	2,085
Provision for employee long-term benefits	8,425	—	—	8,425
Contributions to pension and postretirement plans	(6,879)	—	—	(6,879)
Stock compensation expense	8,550	689	—	9,239
Net change in wholesale finance receivables related to sales	—	—	(439,422)	(439,422)
Provision for credit losses	—	20,331	—	20,331
Deferred income taxes	3,159	(3,633)	—	(474)
Foreign currency adjustments	(4,172)	—	—	(4,172)
Other, net	(496)	3,551	—	3,055
Change in current assets and current liabilities:
Accounts receivable	(387,875)	—	326,658	(61,217)
Finance receivables—accrued interest and other	—	793	—	793
Inventories	(20,317)	—	—	(20,317)
Accounts payable and accrued liabilities	290,208	392,880	(326,658)	356,430
Derivative instruments	1,222	—	—	1,222
Other	1,770	1,301	—	3,071
Total adjustments	(64,743)	441,834	(439,422)	(62,331)
Net cash provided by operating activities	282,311	480,697	(559,422)	203,586
Cash flows from investing activities:
Capital expenditures	(24,691)	(1,190)	—	(25,881)
Origination of finance receivables	—	(1,992,601)	1,234,636	(757,965)
Collections of finance receivables	—	1,502,645	(795,214)	707,431
Sales and redemptions of marketable securities	6,001	—	—	6,001
Other	51	—	—	51
Net cash used by investing activities	(18,639)	(491,146)	439,422	(70,363)
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—	—	(303,000)
Repayments of securitization debt	—	(159,938)	—	(159,938)
Net increase in credit facilities and unsecured commercial paper	—	307,803	—	307,803
Borrowings of asset-backed commercial paper	—	13,746	—	13,746
Repayments of asset-backed commercial paper	—	(16,981)	—	(16,981)
Net change in restricted cash	—	26,924	—	26,924
Dividends paid	(60,527)	(120,000)	120,000	(60,527)
Purchase of common stock for treasury	(87,690)	—	—	(87,690)
Excess tax benefits from share-based payments	4,763	—	—	4,763
Issuance of common stock under employee stock option plans	8,894	—	—	8,894
Net cash (used by) provided by financing activities	(437,560)	51,554	120,000	(266,006)
Effect of exchange rate changes on cash and cash equivalents	3,268	(1,277)	—	1,991
Net (decrease) increase in cash and cash equivalents	$(170,620)	$39,828	$—	$(130,792)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$718,912	$347,700	$—	$1,066,612
Net (decrease) increase in cash and cash equivalents	(170,620)	39,828	—	(130,792)
Cash and cash equivalents—end of period	$548,292	$387,528	$—	$935,820

18. Subsequent Events
On April 30, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Fred Deeley Imports, Ltd. (“Deeley Imports”) and certain of its affiliates involving, among other things, the Company’s acquisition of the benefit of the exclusive right to distribute the Company’s motorcycles and other products in Canada (the “Transaction”). The consummation of the Transaction (the “Closing”) is expected to occur on or about August 4, 2015, subject to satisfaction or waiver of customary closing conditions.
Pursuant to the Purchase Agreement, upon the Closing, the Company will acquire the benefit of the exclusive right to distribute the Company’s motorcycles and other products in Canada under the Distributorship Agreement, dated as of February 20, 2008, between the Company and Deeley Imports (the “Distribution Agreement”) from the date of the Closing to July 31, 2017. The Distribution Agreement will be terminated immediately after the Closing with the effect that the Company will be the direct distributor of the Company’s motorcycles and other products in Canada following the Closing. In exchange, at the Closing, the Company will pay $50 million to Deeley Imports. In addition, at the Closing, (i) the Company will purchase certain inventory and accounts receivable from Deeley Imports, net of related amounts due, for approximately $15 million, (ii) the Company will assume certain specified liabilities of Deeley Imports, and (iii) the Company will indemnify Deeley Imports for certain expenses and liabilities, including employee severance costs.
The Purchase Agreement also contemplates that the Company will enter into certain other agreements and documents at the Closing, including, but not limited to, a non-competition agreement with each of Deeley Imports, Donald James, who is an equity owner of Deeley Imports and a member of the Board of Directors of the Company, and another equity owner of Deeley Imports. In the Purchase Agreement, Deeley Imports makes certain commitments regarding the operation of its business prior to the Closing, and failure to perform can directly impact the purchase price.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc. and all its subsidiaries. The Company operates in two business segments: Motorcycles & Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
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
Overview
The Company’s net income was $269.9 million, or $1.27 per diluted share, for the first quarter of 2015 compared to $265.9 million, or $1.21 per diluted share, in the first quarter of 2014. Operating income from Motorcycles decreased $2.2 million or 0.6% compared to last year’s first quarter driven by unfavorable foreign currency exchange rates and a slight decrease in shipments partially offset by model year price increases and lower manufacturing costs. Operating income from Financial Services in the first quarter of 2015 was $64.7 million, up 2.3% compared to $63.2 million in the year-ago quarter. The Company's net income also benefited from lower year-over-year interest expense due to the retirement of its high-interest debt in the first quarter of 2014 and a decrease in the effective tax rate.
During the first quarter of 2015, independent dealer retail sales of new Harley-Davidson motorcycles were lower compared to the prior year first quarter in both the U.S. and international markets. Worldwide retail sales of new Harley-Davidson motorcycles were down 1.3% in the first quarter of 2015 compared to the first quarter of 2014 during which worldwide retail sales increased 5.8% over 2013. Although retail sales were lower, the Company believes that the first quarter 2015 worldwide retail sales reflected a positive consumer response to its new motorcycle models, including its Street motorcycles which sold very well in the initial roll-out markets and in new markets that were added throughout the quarter.

In the first quarter of 2015, U.S. retail sales were impacted by increased, aggressive competitive price discounting, adverse weather conditions in certain regions of the U.S., and a challenging prior year comparison due to the very enthusiastic consumer reception for the initial Project RushmoreTM models experienced in the first quarter of 2014. Internationally, retail sales comparisons were also impacted by strong performance in the first quarter of 2014. In the first quarter of 2014, international retail sales were positively impacted by favorable weather throughout Europe and a pull-forward of retail sales in Japan that occurred in advance of the April 2014 consumption tax increase in Japan.
As the Company exits the first quarter of 2015, it believes its brand and core demand fundamentals remain strong. However, in the near-term, the U.S. business is under pressure from increased, very aggressive competitive discounting enabled by the dramatic shift in world currencies.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Outlook section are only made as of April 21, 2015, the forward-looking statements included in the Canada Distributor Transaction section are only made as of April 30, 2015 and the remaining forward looking statements in this report are only made as of the date of the filing of this report (May 7, 2015), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Outlook(1)
On April 21, 2015, the Company provided the following information concerning its expectations for the remainder of 2015, which did not reflect the potential impact of the "Canada Distributor Transaction" discussed below. Please refer to the "Canada Distributor Transaction" section for additional information concerning 2015 expectations.
In response to the 2015 first-quarter retail sales results, and the increased, aggressive price discounting in the U.S by many of its competitors, which the Company expects will continue, the Company revised its 2015 shipment expectations and stated a new expectation to ship 276,000 to 281,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2015, an increase of approximately 2% to 4% over 2014. The Company's previous guidance was 282,000 to 287,000 motorcycles, an increase of approximately 4% to 6% over 2014. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 83,000 to 88,000 motorcycles in the second quarter of 2015 compared to 92,217 motorcycles shipped in the second quarter of 2014.
The Company believes it is critical for it to support a healthy retail channel and protect its premium brand by aggressively managing supply in line with demand. The Company will not take a short-term view as a result of the current competitive situation and compete by price discounting; it will continue to manage the Harley-Davidson brand for the long-term.
The Company continues to expect 2015 operating margin percent for the Motorcycles segment to be between 18.0% and 19.0% compared to 18.0% in 2014. The Company expects gross margin to be flat to up modestly compared to 2014. The Company now expects gross margin to be favorably impacted by motorcycle pricing and productivity gains, partially offset by unfavorable foreign currency exchange, increased pension expense and unfavorable product mix. If foreign currency exchange rates on April 20, 2015 remained constant throughout the remainder of 2015, the Company estimates the adverse impact to its expected Motorcycles segment full-year revenue from currency exchange would be approximately 4.25%, which is one percentage point worse than it was, based on rates as of January 28, 2015. Taking into account the Company's natural hedges and the fact that it has a significant portion its 2015 foreign currency exposure hedged at favorable rates, it expects about half of the unfavorable revenue dollar impact to translate into lower gross margin for the full year. The Company now expects selling, administrative and engineering expenses to be flat to down in 2015 as it works to mitigate the adverse impact of lower than expected revenues by reducing expenses. In addition, the Company continues to expect selling, administrative and engineering expenses to decline as a percent of revenue.

The Company believes the impact of unfavorable foreign currency exchange rates on gross margin in the second quarter of 2015 will be considerably worse than the $39.5 million reduction in the first quarter of 2015. If foreign currency exchange rates on April 20, 2015 remained constant throughout the second quarter of 2015, the Company estimates the adverse impact to its expected Motorcycles segment revenue from currency exchange in the second quarter to be approximately 5%, with approximately 60% of the revenue decline impacting its second quarter gross margin dollars taking into account the Company's natural hedges and the fact that it has a significant portion of its second quarter 2015 foreign currency exposure hedged at favorable rates. The Company believes its second quarter 2015 gross margin percent will be approximately 2.5 percentage points lower than the prior year quarter as a result of unfavorable currency, lower production due to lower shipment expectations and unfavorable product mix during the quarter compared to the prior year.
The Company continues to expect operating income for the Financial Services segment to be down modestly in 2015 as compared to 2014 as a result of higher credit losses and tightening net interest margins due to increasing competition and rising borrowing costs.
The Company continues to estimate capital expenditures for 2015 to be between $240 million and $260 million as it increases its investment in product development focused on bringing exciting new products to market, and as it continues to invest in its systems infrastructure. The Company anticipates it will have the ability to fund all capital expenditures in 2015 with cash flows generated by operations.
The Company continues to expect its full-year 2015 effective income tax rate will be approximately 35.5% compared to 34.2% in 2014. The higher effective tax rate in 2015 compared to 2014 primarily reflects the absence of the U.S. Federal Research and Development tax credit that expired at the end of 2014.
Canada Distributor Transaction
On April 30, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Fred Deeley Imports, Ltd. (“Deeley Imports”) and certain of its affiliates involving, among other things, the Company’s acquisition of the benefit of the exclusive right to distribute the Company’s motorcycles and other products in Canada (the “Transaction”). The consummation of the Transaction (the “Closing”) is expected to occur on or about August 4, 2015, subject to satisfaction or waiver of customary closing conditions.
Pursuant to the Purchase Agreement, upon the Closing, the Company will acquire the benefit of the exclusive right to distribute the Company’s motorcycles and other products in Canada under the Distributorship Agreement, dated as of February 20, 2008, between the Company and Deeley Imports (the “Distribution Agreement”) from the date of the Closing to July 31, 2017. The Distribution Agreement will be terminated immediately after the Closing with the effect that the Company will be the distributor of the Company’s motorcycles and other products in Canada following the Closing. In exchange, at the Closing, the Company will pay $50 million to Deeley Imports. In addition, at the Closing, (i) the Company will purchase certain inventory and accounts receivable from Deeley Imports, net of related amounts due, for approximately $15 million, (ii) the Company will assume certain specified liabilities of Deeley Imports, and (iii) the Company will indemnify Deeley Imports for certain expenses and liabilities, including employee severance costs.
The Purchase Agreement also contemplates that the Company will enter into certain other agreements and documents at the Closing, including, but not limited to, a non-competition agreement with each of Deeley Imports, Donald James, who is an equity owner of Deeley Imports and a member of the Board of Directors of the Company, and another equity owner of Deeley Imports. In the Purchase Agreement, Deeley Imports makes certain commitments regarding the operation of its business prior to the Closing, and failure to perform can directly impact the purchase price.
If the Closing occurs, as the direct distributor in Canada, the Company expects to record higher revenues based on dealer wholesale pricing and higher operating costs associated with the distributor operations.(1) Assuming the Closing occurs as is currently contemplated on or about August 4, 2015, the Company expects the financial impact of the Transaction and the new direct distribution model to be dilutive to 2015 earnings per share by approximately $0.04, due to upfront transition costs.(1) The Company expects the impact of the new direct distribution model to be accretive to earnings per share beginning in 2016 and beyond.(1) The potential financial impact of the Transaction and the potential new direct distribution model in Canada was not reflected in the guidance that the Company provided on April 21, 2015 and included in the "Outlook" section above.

Results of Operations for the Three Months Ended March 29, 2015
Compared to the Three Months Ended March 30, 2014
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 29, 2015	March 30, 2014	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$345,454	$347,692	$(2,238)	(0.6)%
Operating income from Financial Services	64,664	63,190	1,474	2.3
Operating income	410,118	410,882	(764)	(0.2)
Investment income	1,322	1,659	(337)	(20.3)
Interest expense	9	3,677	(3,668)	(99.8)
Income before income taxes	411,431	408,864	2,567	0.6
Provision for income taxes	141,577	142,947	(1,370)	(1.0)
Net income	$269,854	$265,917	$3,937	1.5%
Diluted earnings per share	$1.27	$1.21	$0.06	5.0%
Consolidated operating income was down 0.2% in the first three months of 2015 led by a decrease in operating income from the Motorcycles segment which declined by $2.2 million, or 0.6%, compared to the first three months of 2014. Operating income for the Financial Services segment improved in the first three months of 2015 compared to the first three months of 2014. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was lower in the first three months of 2015 compared to the first three months of 2014 due to the repayment of $303 million of senior unsecured long-term debt in February 2014.
Diluted earnings per share was $1.27 in the first three months of 2015, up 5.0% over the same period in the prior year. The increase in diluted earnings per share was driven by the 1.5% increase in net income and diluted earnings per share also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 220.5 million in the first three months of 2014 to 211.8 million in the first three months of 2015, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 1.3% during the first three months of 2015 compared to the first three months of 2014, during which retail sales were up 5.8% compared to 2013. Retail sales of Harley-Davidson motorcycles decreased 0.7% in the United States and decreased 2.4% internationally in the first three months of 2015.
U.S. retail sales were negatively impacted by continued pressure from significant price discounting by most of the Company's competition. Price discounting in the U.S. increased from the fourth quarter of 2014 and was significantly higher than the first quarter of 2014. The Company expects aggressive discounting from its competition to continue for some time based on levels of competitive inventories in the retail channel coupled with foreign exchange rates that are favorable for its competitors(1). The Company believes adverse weather conditions in certain regions of the U.S. also negatively impacted retail sales in the first quarter of 2015. As the Company expected, it also believes that U.S. retail sales growth was negatively impacted by a challenging prior year comparison due to the very enthusiastic consumer reception for the initial Project RushmoreTM launch. Retail sales of non-Road Glide touring models in the first quarter of 2014 were up 35% compared to the first quarter of 2013.
The Company has continued to experience success from its latest Project RushmoreTM models launched in August of 2014 and with U.S. retail sales of its Street motorcycles. The combined retail sales of Sportster® / Street motorcycles grew by double digits in the first quarter of 2015 compared to the first quarter of 2014.
At the end of the first quarter of 2015, the Company's U.S. market share of 601+cc models was 51.3%, down 4.7 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The Company anticipated some level of market share loss following the 13.4 percentage point increase in recent years; however, the Company's market share in the first quarter of 2015 was more severely impacted than it expected, as a result of increased price discounting by its competition.
The Company intends to continue to protect its premium brand and not take a short-term view of the current competitive situation and compete by discounting its motorcycles. Rather, it intends to manage the Harley-Davidson brand for the long-term(1).
Retail sales in the first three months of 2015 in the EMEA region were down 5.6% compared to the first three months of 2014 due to a strong increase in 2014 driven by the prior year's very favorable weather conditions across most of the European countries, as well as current soft economic conditions in some markets, and currency driven volume declines in markets where the Company does not sell in local currencies, such as in Russia. The Company's first quarter 2015 market share of 601+cc models in Europe was 9.8%, down 1.5 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles). The Company believes the decline in its market share in Europe is due to the introduction of several low-priced models by some of its competition.
In the Asia-Pacific region, retail sales decreased 1.1% in the first three months of 2015 compared to the same period last year following prior year retail sales growth of 33.1% in Japan, as sales were pulled forward in advance of the Japan consumption tax increase in April 2014. Excluding Japan, first quarter 2015 retail sales in the Asia-Pacific region increased nearly 20%. Emerging markets within the region, especially India and China, continued to post strong growth.
Latin America region retail sales in the first three months of 2015 were up 0.3% compared to the first three months of 2014 primarily due to growth in Mexico, largely offset by a decline in Brazil. The Company believes retail sales in Brazil in the first three months of 2015 were negatively impacted by a slowing economy, consumer uncertainty and aggressive price competition.
Retail sales in Canada were up 5.7% in the first three months of 2015 compared to the same period last year. The Company believes the increase was primarily due to lower retail sales that began in the prior year following currency-driven retail price increases that the Canadian distributor implemented in the first quarter of 2014.
While the Company remains cautious in the near-term, given the economic challenges in some international markets, it is focused on its long-term growth strategies. Despite the volatility in global retail sales, the Company believes it can continue to realize strong international growth by prudently expanding its distribution network, building its brand experience across the world, and delivering exceptional products that inspire riders.(1)
On an industry-wide basis, retail sales of 601+cc street-legal motorcycles were up 9.0% in the United States and up 9.7% in Europe for the three months ended March 31, 2015 when compared to the same period in 2014.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	March 31, 2015	March 31, 2014	(Decrease) Increase	% Change
North America Region
United States	35,488	35,730	(242)	(0.7)%
Canada	2,123	2,009	114	5.7
Total North America Region	37,611	37,739	(128)	(0.3)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	8,129	8,395	(266)	(3.2)
Other	1,259	1,545	(286)	(18.5)
Total EMEA Region	9,388	9,940	(552)	(5.6)
Asia Pacific Region
Japan	1,972	2,893	(921)	(31.8)
Other	5,125	4,285	840	19.6
Total Asia Pacific Region	7,097	7,178	(81)	(1.1)
Latin America Region	2,565	2,558	7	0.3
Total Worldwide Retail Sales	56,661	57,415	(754)	(1.3)%
Total International Retail Sales	21,173	21,685	(512)	(2.4)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Three months ended
	March 31, 2015	March 31, 2014	Increase	% Change
United States(b)	67,791	62,202	5,589	9.0%
Europe(c)	91,221	83,118	8,103	9.7%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include on-highway, dual purpose models and three-wheeled vehicles. Registration data for Harley-Davidson Street 500TM motorcycles is not included in this table.

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	March 29, 2015		March 30, 2014		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	56,664	71.2%	54,291	67.3%	2,373	4.4%
International	22,925	28.8%	26,391	32.7%	(3,466)	(13.1)
Harley-Davidson motorcycle units	79,589	100.0%	80,682	100.0%	(1,093)	(1.4)%
Touring motorcycle units	38,797	48.7%	36,178	44.8%	2,619	7.2%
Custom motorcycle units(a)	23,396	29.4%	29,149	36.1%	(5,753)	(19.7)
Sportster® / Street motorcycle units(b)	17,396	21.9%	15,355	19.1%	2,041	13.3
Harley-Davidson motorcycle units	79,589	100.0%	80,682	100.0%	(1,093)	(1.4)%

(a)	Custom motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
The Company shipped 79,589 motorcycles worldwide during the first three months of 2015, which was 1.4% lower than the first three months of 2014. International shipments as a percent of total shipments decreased from 32.7% in the first three months of 2014 to 28.8% for first three months of 2015. The Company continues to believe that international retail sales will grow at a faster rate than domestic retail sales over the next few years.(1)
The shipment mix of Touring motorcycles in the first three months of 2015 increased 3.9 percentage points from the prior year as Project RushmoreTM models continued to be in high demand. The shipment mix of Sportster® / Street motorcycles also increased in the first three months of 2015 compared to the same period last year. The increase was driven by shipments of Street motorcycles.
At the end of the first quarter of 2015, U.S. dealer retail inventory was up approximately 6,600 units over the prior year primarily due to dealer fill of Street motorcycles, but also due to the soft retail sales in the quarter.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	March 29, 2015	March 30, 2014	(Decrease) Increase	% Change
Revenue:
Motorcycles	$1,255,121	$1,305,039	$(49,918)	(3.8)%
Parts & Accessories	183,872	198,135	(14,263)	(7.2)
General Merchandise	66,428	64,114	2,314	3.6
Other	5,149	4,400	749	17.0
Total revenue	1,510,570	1,571,688	(61,118)	(3.9)
Cost of goods sold	920,295	979,557	(59,262)	(6.0)
Gross profit	590,275	592,131	(1,856)	(0.3)
Selling & administrative expense	205,507	211,175	(5,668)	(2.7)
Engineering expense	39,314	33,264	6,050	18.2
Operating expense	244,821	244,439	382	0.2
Operating income from Motorcycles	$345,454	$347,692	$(2,238)	(0.6)%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2014 to the first three months of 2015 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 30, 2014	$1,571.7	$979.6	$592.1
Volume	(23.7)	(15.4)	(8.3)
Price, net of related costs	18.2	2.2	16.0
Foreign currency exchange rates and hedging	(53.7)	(14.2)	(39.5)
Shipment mix	(1.9)	(11.0)	9.1
Raw material prices	—	(2.1)	2.1
Manufacturing and other costs	—	(18.8)	18.8
Total	(61.1)	(59.3)	(1.8)
Three months ended March 29, 2015	$1,510.6	$920.3	$590.3
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2014 to first three months of 2015:

•	Volume decreases were driven by the decrease in wholesale motorcycle shipments and parts and accessories sales, partially offset by higher sales volumes for general merchandise.

•
On average, wholesale prices for the Company’s 2015 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in costs related to the additional content added to the 2015 model-year motorcycles.

•
Gross profit was negatively impacted by changes in foreign currency exchange rates during the first three months of 2015 compared to the first three months of 2014. Revenue was negatively impacted by a devaluation in the Euro, Japanese yen, Brazilian real and Australian dollar. On a weighted average basis, these key currencies were weaker by 14% in the first quarter of 2015 compared to the first quarter of 2014. The negative impact to revenue was partially offset by a positive impact to cost of goods sold as a result of natural hedges and benefits of foreign currency exchange contracts, partially offset by an unfavorable impact due to the revaluation of foreign denominated assets on the balance sheet.

•
Shipment mix changes positively impacted gross profit largely driven by a positive mix of parts and accessories and general merchandise. As the Company expected, motorcycle family mix had an unfavorable impact on gross profit, driven by higher shipments of Street motorcycles. The mix of models within families was also slightly unfavorable compared to the prior year.

•	Raw material prices were lower in the first three months of 2015 relative to the first three months of 2014.

•
Manufacturing costs in the first three months of 2015 benefited from increased manufacturing efficiencies and the absence of Street motorcycle start-up costs that were incurred in the first three months of 2014.

The net increase in operating expense was primarily due to higher engineering expense partially offset by lower selling and administrative expenses.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	March 29, 2015	March 30, 2014	Increase (Decrease)	% Change
Interest income	$145,486	$141,397	$4,089	2.9%
Other income	16,889	12,963	3,926	30.3
Financial Services revenue	162,375	154,360	8,015	5.2
Interest expense	38,536	38,857	(321)	(0.8)
Provision for credit losses	26,247	20,331	5,916	29.1
Operating expenses	32,928	31,982	946	3.0
Financial Services expense	97,711	91,170	6,541	7.2
Operating income from Financial Services	$64,664	$63,190	$1,474	2.3%
Interest income was higher in the first three months of 2015 due to higher average receivables in the retail and wholesale portfolios compared to the first three months of 2014, partially offset by lower yields primarily due to increased competition. Other income was favorable primarily due to increased credit card licensing and insurance revenue. Interest expense decreased slightly primarily due to lower cost of funds, partially offset by higher average debt outstanding.
The provision for credit losses increased $5.9 million in the first three months of 2015. The retail motorcycle provision increased $5.4 million in the first three months of 2015 primarily as a result of higher credit losses and an increase in the retail motorcycle reserve rate. Credit losses were higher as a result of prudently increased sub-prime originations in recent years, as well as changing consumer credit behavior. The wholesale provision was unfavorable by $0.6 million due to larger reserve rate increases in 2015 as compared to 2014 and portfolio growth in the first three months of 2015.
Annualized losses on HDFS' retail motorcycle loans were 1.56% through March 29, 2015 compared to 1.33% through March 30, 2014. The 30-day delinquency rate for retail motorcycle loans at March 29, 2015 was 2.64% compared to 2.66% at March 30, 2014.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 29, 2015	March 30, 2014
Balance, beginning of period	$127,364	$110,693
Provision for credit losses	26,247	20,331
Charge-offs	(32,733)	(27,343)
Recoveries	11,942	10,848
Balance, end of period	$132,820	$114,529

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as of March 29, 2015 to reflect the new projected principal and interest payments for the remainder of 2015 and beyond as follows (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Principal payments on debt	$1,120,990	$1,992,082	$2,165,801	$649,605	$5,928,478
Interest payments on debt	116,360	227,729	90,477	1,774	436,340
	$1,237,350	$2,219,811	$2,256,278	$651,379	$6,364,818
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at March 29, 2015 remain constant.
As of March 29, 2015, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.
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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
Liquidity and Capital Resources as of March 29, 2015(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders. The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations. The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations, and intercompany borrowings.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

March 29, 2015
Cash and cash equivalents	$1,168,724
Current marketable securities	57,219
Total cash and cash equivalents and marketable securities	1,225,943

Global credit facilities	1,279,671
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	3,438
Total availability under credit facilities	1,883,109
Total	$3,109,052

(a)	The U.S. commercial paper conduit facility expires on October 30, 2015. The Company anticipates that it will renew this facility prior to expiration(1).

(b)
The Canadian commercial paper conduit facility expires on June 30, 2015 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.(1).

The Company continues to monitor and adjust to changes in the lending environment for its Financial Services operations. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising or potential unsuccessful efforts to raise funding in the short-term and long-term capital markets. These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Three months ended
	March 29, 2015	March 30, 2014
Net cash provided by operating activities	$174,700	$203,586
Net cash used by investing activities	(60,798)	(70,363)
Net cash provided by (used by) financing activities	157,161	(266,006)
Effect of exchange rate changes on cash and cash equivalents	(9,019)	1,991
Net increase (decrease) in cash and cash equivalents	$262,044	$(130,792)
Operating Activities
The decrease in cash provided by operating activities for the first three months of 2015 compared to the first three months of 2014 was due in part to higher working capital and higher cash outflows related to net wholesale finance receivables. No contributions to qualified pension plans are required or planned in 2015(1). The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $38.1 million in the first three months of 2015 compared to $25.9 million in the same period last year. Net cash outflows for finance receivables for the first three months of 2015 were $27.8 million higher than in the same period last year as a result of an increase in retail motorcycle loan originations during the first three months of 2014. A net decrease in marketable securities during the first three months of 2014 resulted in higher investing cash flows of approximately $6.0 million compared to the same period last year.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $192.7 million in the first three months of 2015 compared to $87.7 million in the same period last year. Share repurchases during the first three months of 2015 included 3.1 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of March 29, 2015, there were 18.6 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $0.310 and $0.275 per share totaling $65.5 million and $60.5 million during the first three months of 2015 and 2014, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $432.1 million in the first three months of 2015 compared to net cash outflows of $158.4 million in the first three months of 2014. During the first quarter of 2015, the Company issued $600.0 million of medium-term notes which mature in 2020 and have an annual interest rate of 2.15%. Also during the first quarter of 2015, the Company issued $700.0 million of secured notes through a term asset-backed securitization transaction. There were no medium-term notes or secured notes issued during the first quarter of 2014. The Company repaid $303.0 million of senior unsecured notes in the first three months of 2014. The Company’s total outstanding debt consisted of the following (in thousands):

	March 29, 2015	March 30, 2014
Unsecured commercial paper	$70,329	$974,153
Asset-backed Canadian commercial paper conduit facility	154,035	164,704
Medium-term notes	3,933,337	2,859,151
Term asset-backed securitization debt	1,770,777	1,096,633
Total debt	$5,928,478	$5,094,641
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of March 29, 2015 were as follows:

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.35 billion as of March 29, 2015 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at March 29, 2015 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	1.15%	September 2012	September 2015
$450,000	3.88%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$400,000	1.55%	November 2014	November 2017
$887,958	6.80%	May 2008	June 2018
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the outstanding balance by $4.6 million and $1.4 million at March 29, 2015 and March 30, 2014, respectively.
During the first quarter of 2015, the Company issued $600.0 million of medium-term notes which mature in 2020 and have an annual interest rate of 2.15%. There were no medium-term notes issued during the first quarter of 2014.
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
Asset-Backed Canadian Commercial Paper Conduit Facility –The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 29, 2015, the Canadian Conduit has an expiration date of June 30, 2015. The contractual maturity of the debt is approximately 5 years.

During the first quarter of 2015, the Company transferred $19.2 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $16.8 million. During the first quarter of 2014, the Company transferred $15.7 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $13.8 million.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2014, the Company amended and restated its revolving facility (U.S. Conduit) with an asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. At March 29, 2015 and March 30, 2014, the Company had no outstanding borrowings under the U.S. Conduit.
This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 29, 2015, the U.S. Conduit expires October 30, 2015.
Term Asset-Backed Securitization VIEs – For all of the term asset-backed securitization transactions, the Company transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of the Company's creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2015 to 2022.
During the first quarter of 2015, the Company issued $700.0 million of secured notes through one term asset-backed securitization transaction. There were no term asset-backed securitization transactions completed during the first quarter of 2014.
Intercompany Borrowing – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company, and the outstanding balance at December 31, 2014 was $250.0 million. During the three months ended March 29, 2015, no additional intercompany loans were made and the outstanding balance of $250.0 million was repaid, prior to the maturity date. As such, at March 29, 2015 there was no intercompany term loan outstanding. At March 30, 2014, the outstanding intercompany term loan balance was $450 million. The term loan balances and related interest are eliminated in the Company's consolidated financial statements.
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
The operating covenants limit the Company’s and HDFS’ ability to:

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
At March 29, 2015, HDFS and the Company remained in compliance with all of the then existing covenants.

Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy,

(ii)	manage through changes in general economic conditions, including changing capital, credit and retail markets, and political events,

(iii)	accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iv)
balance production volumes for its new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices,

(v)
continue to develop the capabilities of its distributors and dealers and manage the risks that our independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(vi)	manage risks that arise through expanding international manufacturing, operations and sales,

(vii)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(viii)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(ix)	manage supply chain issues, including any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(x)	consummate the Canada Distributor Transaction and complete the transition to the new direct distribution model in Canada on the timing and for the costs currently contemplated.

(xi)	detect any issues with the Company's motorcycles or manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation,

(xii)	develop and introduce products, services and experiences that are successful in the marketplace,

(xiii)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace,

(xiv)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities, and secure data contained in those systems,

(xv)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(xvi)	execute its flexible production strategy,

(xvii)	continue to manage the relationships and agreements that it has with its labor unions to help drive long-term competitiveness,

(xviii)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xix)	retain and attract talented employees,

(xx)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital, and

(xxi)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio
In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Further, actual foreign currency exchange rates may vary from underlying assumptions. Other factors are described in risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission.
Many of these risk factors are impacted by the current changing capital, credit and retail markets and the Company's ability to manage through inconsistent economic conditions.
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
Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 29, 2015:

2015 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 1	919,547	64	919,547	19,971,222
February 2 to March 1	1,156,930	63	1,156,930	19,605,958
March 2 to March 29	981,157	62	981,157	18,643,990
Total	3,057,634	63	3,057,634

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 0.6 million shares during the quarter ended March 29, 2015 under this authorization. As of March 29, 2015, no shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary share repurchases of 0.9 million shares during the quarter ended March 29, 2015 under this authorization. As of March 29, 2015, no shares remained under this authorization.
Additionally, in February 2014, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary share repurchases of 1.4 million shares during the quarter ended March 29, 2015 under this authorization. As of March 29, 2015, 18.6 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2015, the Company acquired 160,704 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 6 – Exhibits
Refer to the Exhibit Index on page 52 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 5/7/2015	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 5/7/2015	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
3.1	Composite of Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through April 27, 2015
3.2	By-laws of Harley-Davidson, Inc. as amended through April 27, 2015
10.1	Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.2	Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.3	Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Deferred) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.4	Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.5	Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.6	Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.7	Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.8	Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Deferred) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.9	Form of Notice of Grant Award of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.10	Director Compensation Policy effective April 25, 2015
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended March 29, 2015, filed on May 7, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.