Form 10-Q
period 2015-06-28
HARLEY DAVIDSON INC
filed 2015-08-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at July 31, 2015: 205,966,792 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 28, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue:
Motorcycles and Related Products	$1,650,783	$1,834,285	$3,161,353	$3,405,973
Financial Services	173,609	166,414	335,984	320,774
Total revenue	1,824,392	2,000,699	3,497,337	3,726,747
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,003,569	1,110,146	1,923,864	2,089,703
Financial Services interest expense	41,188	40,741	79,724	79,598
Financial Services provision for credit losses	15,175	15,961	41,422	36,292
Selling, administrative and engineering expense	301,944	286,156	579,693	562,577
Total costs and expenses	1,361,876	1,453,004	2,624,703	2,768,170
Operating income	462,516	547,695	872,634	958,577
Investment income	1,450	1,772	2,772	3,431
Interest expense	9	393	18	4,070
Income before provision for income taxes	463,957	549,074	875,388	957,938
Provision for income taxes	164,147	194,921	305,724	337,868
Net income	$299,810	$354,153	$569,664	$620,070
Earnings per common share:
Basic	$1.44	$1.63	$2.72	$2.84
Diluted	$1.44	$1.62	$2.71	$2.82
Cash dividends per common share	$0.310	$0.275	$0.620	$0.550
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$299,810	$354,153	$569,664	$620,070
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	4,251	5,733	(22,770)	8,681
Derivative financial instruments	(13,286)	3,150	(2,214)	2,923
Marketable securities	(128)	(74)	(195)	(116)
Pension and postretirement benefit plans	8,798	6,069	17,596	12,137
Total other comprehensive (loss) income, net of tax	$(365)	$14,878	$(7,583)	$23,625
Comprehensive income	$299,445	$369,031	$562,081	$643,695
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 28, 2015	December 31, 2014	June 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,247,579	$906,680	$999,346
Marketable securities	52,516	57,325	57,814
Accounts receivable, net	277,569	247,621	289,940
Finance receivables, net	2,331,723	1,916,635	2,281,512
Inventories	395,044	448,871	371,597
Restricted cash	136,760	98,627	154,681
Deferred income taxes	94,778	89,916	90,348
Other current assets	160,421	182,420	128,460
Total current assets	4,696,390	3,948,095	4,373,698
Finance receivables, net	4,816,772	4,516,246	4,537,405
Property, plant and equipment, net	873,007	883,077	826,467
Prepaid pension costs	—	—	256,279
Goodwill	26,105	27,752	30,252
Deferred income taxes	66,755	77,835	2,915
Other long-term assets	85,843	75,092	49,280
	$10,564,872	$9,528,097	$10,076,296
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$407,636	$196,868	$388,342
Accrued liabilities	448,737	449,317	500,769
Short-term debt	114,983	731,786	619,622
Current portion of long-term debt	1,551,368	1,011,315	944,915
Total current liabilities	2,522,724	2,389,286	2,453,648
Long-term debt	4,560,349	3,761,528	3,794,396
Pension liability	66,786	76,186	38,174
Postretirement healthcare liability	196,369	203,006	209,312
Deferred income taxes	—	—	38,919
Other long-term liabilities	195,017	188,805	175,587
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,448	3,442	3,439
Additional paid-in-capital	1,304,855	1,265,257	1,231,913
Retained earnings	8,898,959	8,459,040	8,352,168
Accumulated other comprehensive loss	(522,526)	(514,943)	(309,051)
Treasury stock, at cost	(6,661,109)	(6,303,510)	(5,912,209)
Total shareholders' equity	3,023,627	2,909,286	3,366,260
	$10,564,872	$9,528,097	$10,076,296

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 28, 2015	December 31, 2014	June 29, 2014
Balances held by consolidated variable interest entities (Note 5)
Current finance receivables, net	$409,198	$312,645	$359,085
Other assets	$3,067	$3,409	$2,521
Non-current finance receivables, net	$1,740,420	$1,113,801	$1,495,171
Restricted cash - current and non-current	$149,418	$110,017	$141,146
Current portion of long-term debt	$462,008	$366,889	$403,891
Long-term debt	$1,555,071	$904,644	$1,308,964
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 28, 2015	June 29, 2014
Net cash provided by operating activities (Note 3)	$613,944	$570,592
Cash flows from investing activities:
Capital expenditures	(85,180)	(74,523)
Origination of finance receivables	(1,976,563)	(1,904,577)
Collections on finance receivables	1,570,431	1,518,186
Sales and redemptions of marketable securities	4,500	41,010
Other	5,111	145
Net cash used by investing activities	(481,701)	(419,759)
Cash flows from financing activities:
Repayments of senior unsecured notes	—	(303,000)
Proceeds from issuance of medium-term notes	595,386	—
Repayments of medium-term notes	—	(7,220)
Proceeds from securitization debt	1,195,668	847,126
Repayments of securitization debt	(454,332)	(393,655)
Net decrease in credit facilities and unsecured commercial paper	(616,586)	(48,134)
Borrowings of asset-backed commercial paper	40,209	36,800
Repayments of asset-backed commercial paper	(35,730)	(37,317)
Net change in restricted cash	(40,159)	(9,874)
Dividends paid	(129,745)	(120,631)
Purchase of common stock for treasury	(358,425)	(223,736)
Excess tax benefits from share-based payments	2,401	8,652
Issuance of common stock under employee stock option plans	15,664	27,907
Net cash provided by (used by) financing activities	214,351	(223,082)
Effect of exchange rate changes on cash and cash equivalents	(5,695)	4,983
Net increase (decrease) in cash and cash equivalents	$340,899	$(67,266)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$906,680	$1,066,612
Net increase (decrease) in cash and cash equivalents	340,899	(67,266)
Cash and cash equivalents—end of period	$1,247,579	$999,346
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of June 28, 2015 and June 29, 2014, the condensed consolidated statements of income for the three and six month periods then ended, the condensed consolidated statements of comprehensive income for the three and six month periods then ended and the condensed consolidated statements of cash flows for the six month periods then ended.
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
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (ASU No. 2014-09). ASU No. 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and for interim periods therein. The Company is currently evaluating the impact of adoption.
In February 2015, the FASB issued ASU No. 2015-02 Amendments to the Consolidation Analysis (ASU 2015-02). ASU No. 2015-02 amends the guidance within Accounting Standards Codification (ASC) Topic 810, "Consolidation,” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The Company is required to adopt ASU No, 2015-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company believes the adoption of ASU No. 2015-02 will not have an impact on its financial results and will only impact the content of the current disclosure.
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU No. 2015-03 amends the guidance within ASC Topic 835, "Interest", to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. The Company is required to adopt ASU No, 2015-03 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 on a retrospective basis. Upon adoption, the Company will reclassify its debt issuance costs from other assets to debt on the balance sheet. At June 28, 2015, the Company had $18.4 million of debt issuance costs recorded as assets on the balance sheet.

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	June 28, 2015	December 31, 2014	June 29, 2014
Available-for-sale: Corporate bonds	$52,516	$57,325	$57,814
Trading securities: Mutual funds	37,698	33,815	33,567
	$90,214	$91,140	$91,381
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first half of 2015 and 2014, the Company recognized gross unrealized losses of approximately $310,000 and $184,000, respectively, or $195,000 and $116,000 net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 3 to 22 months.
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
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 28, 2015	December 31, 2014	June 29, 2014
Components at the lower of FIFO cost or market
Raw materials and work in process	$137,151	$151,254	$118,720
Motorcycle finished goods	186,326	230,309	179,314
Parts and accessories and general merchandise	121,469	117,210	122,289
Inventory at lower of FIFO cost or market	444,946	498,773	420,323
Excess of FIFO over LIFO cost	(49,902)	(49,902)	(48,726)
	$395,044	$448,871	$371,597

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$569,664	$620,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93,640	87,123
Amortization of deferred loan origination costs	47,524	45,713
Amortization of financing origination fees	4,820	4,284
Provision for employee long-term benefits	24,635	16,854
Contributions to pension and postretirement plans	(12,725)	(14,035)
Stock compensation expense	16,734	20,768
Net change in wholesale finance receivables related to sales	(418,969)	(510,200)
Provision for credit losses	41,422	36,292
Loss on debt extinguishment	—	1,145
Deferred income taxes	(1,195)	(3,894)
Foreign currency adjustments	11,041	(5,084)
Other, net	(1,964)	9,332
Changes in current assets and liabilities:
Accounts receivable, net	(43,309)	(25,643)
Finance receivables—accrued interest and other	(270)	(993)
Inventories	38,012	58,741
Accounts payable and accrued liabilities	232,357	226,233
Derivative instruments	1,185	968
Other	11,342	2,918
Total adjustments	44,280	(49,478)
Net cash provided by operating activities	$613,944	$570,592
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
Finance receivables, net, consisted of the following (in thousands):

	June 28, 2015	December 31, 2014	June 29, 2014
Retail	$5,962,685	$5,607,924	$5,603,187
Wholesale	1,325,041	952,321	1,338,085
	7,287,726	6,560,245	6,941,272
Allowance for credit losses	(139,231)	(127,364)	(122,355)
	$7,148,495	$6,432,881	$6,818,917

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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 28, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$123,777	$9,043	$132,820
Provision for credit losses	16,890	(1,715)	15,175
Charge-offs	(21,003)	—	(21,003)
Recoveries	12,239	—	12,239
Balance, end of period	$131,903	$7,328	$139,231
	Three months ended June 29, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,776	$7,753	$114,529
Provision for credit losses	16,258	(297)	15,961
Charge-offs	(19,018)	—	(19,018)
Recoveries	10,883	—	10,883
Balance, end of period	$114,899	$7,456	$122,355
	Six months ended June 28, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	39,433	1,989	41,422
Charge-offs	(53,736)	—	(53,736)
Recoveries	24,181	—	24,181
Balance, end of period	$131,903	$7,328	$139,231
	Six months ended June 29, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	33,466	2,826	36,292
Charge-offs	(46,361)	—	(46,361)
Recoveries	21,731	—	21,731
Balance, end of period	$114,899	$7,456	$122,355
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	June 28, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	131,903	7,328	139,231
Total allowance for credit losses	$131,903	$7,328	$139,231
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,962,685	1,325,041	7,287,726
Total finance receivables	$5,962,685	$1,325,041	$7,287,726
	December 31, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	122,025	5,339	127,364
Total allowance for credit losses	$122,025	$5,339	$127,364
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,607,924	952,321	6,560,245
Total finance receivables	$5,607,924	$952,321	$6,560,245
	June 29, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	114,899	7,456	122,355
Total allowance for credit losses	$114,899	$7,456	$122,355
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,603,187	1,338,085	6,941,272
Total finance receivables	$5,603,187	$1,338,085	$6,941,272
There were no wholesale finance receivables at June 28, 2015, December 31, 2014, or June 29, 2014 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of June 28, 2015, December 31, 2014 and June 29, 2014, all retail finance receivables were accounted for as interest-earning receivables, of which $18.3 million, $28.7 million and $14.7 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at June 28, 2015, December 31, 2014 or June 29, 2014. At June 28, 2015, December 31, 2014 and June 29, 2014, $0.2 million, $0.2 million, and $0.03 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	June 28, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,819,279	$96,982	$28,150	$18,274	$143,406	$5,962,685
Wholesale	1,324,174	513	181	173	867	1,325,041
Total	$7,143,453	$97,495	$28,331	$18,447	$144,273	$7,287,726
	December 31, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,427,719	$113,007	$38,486	$28,712	$180,205	$5,607,924
Wholesale	951,660	383	72	206	661	952,321
Total	$6,379,379	$113,390	$38,558	$28,918	$180,866	$6,560,245
	June 29, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,469,796	$90,617	$28,088	$14,686	$133,391	$5,603,187
Wholesale	1,337,437	501	113	34	648	1,338,085
Total	$6,807,233	$91,118	$28,201	$14,720	$134,039	$6,941,272
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
The recorded investment of retail finance receivables, by credit quality indicator, was as follows (in thousands):

	June 28, 2015	December 31, 2014	June 29, 2014
Prime	$4,718,363	$4,435,352	$4,407,364
Sub-prime	1,244,322	1,172,572	1,195,823
Total	$5,962,685	$5,607,924	$5,603,187
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	June 28, 2015	December 31, 2014	June 29, 2014
Doubtful	$—	$954	$4,916
Substandard	7,739	7,025	4,192
Special Mention	15,343	—	—
Medium Risk	3,245	11,557	16,202
Low Risk	1,298,714	932,785	1,312,775
Total	$1,325,041	$952,321	$1,338,085
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

The following table shows the assets and liabilities related to the asset-backed financings that were included in the financial statements (in thousands):

	June 28, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,199,018	$(49,400)	$149,418	$2,857	$2,301,893	$2,017,079
Asset-backed U.S. commercial paper conduit facility	—	—	—	210	210	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	176,730	(2,657)	12,793	340	187,206	160,940
Total on-balance sheet assets and liabilities	$2,375,748	$(52,057)	$162,211	$3,407	$2,489,309	$2,178,019
	December 31, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,458,602	$(32,156)	$110,017	$2,987	$1,539,450	$1,271,533
Asset-backed U.S. commercial paper conduit facility	—	—	—	422	422	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	185,099	(2,965)	12,035	262	194,431	166,912
Total on-balance sheet assets and liabilities	$1,643,701	$(35,121)	$122,052	$3,671	$1,734,303	$1,438,445
	June 29, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,893,585	$(39,329)	$141,146	$2,342	$1,997,744	$1,712,855
Asset-backed U.S. commercial paper conduit facility	—	—	—	179	179	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,800	(3,235)	13,535	240	214,340	173,224
Total on-balance sheet assets and liabilities	$2,097,385	$(42,564)	$154,681	$2,761	$2,212,263	$1,886,079
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
During the second quarter of 2015, the Company issued $500.0 million of secured notes through one term asset-backed securitization transaction. The Company also issued $700.0 million of secured notes through one term asset-backed securitization transaction during the first quarter of 2015. During the second quarter of 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. There were no other term asset-backed securitization transactions during the six months ended June 29, 2014.
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
The SPE had no borrowings outstanding under the U.S. Conduit at June 28, 2015, December 31, 2014 or June 29, 2014; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2014, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$200.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 28, 2015, the Canadian Conduit had an expiration date of June 30, 2015. The Canadian Conduit was renewed on June 30, 2015 with similar terms and a borrowing amount of up to C$240.0 million with an expiration date of June 30, 2016. The contractual maturity of the debt is approximately 5 years.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $26.3 million at June 28, 2015. The maximum exposure is not an indication of the Company's expected loss exposure.
During the second and first quarters of 2015, the Company transferred $26.8 million and $19.2 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.4 million and $16.8 million, respectively. During the second and first quarters of 2014, HDFS transferred $26.4 million and $15.7 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.1 million and $13.8 million, respectively. The transferred assets are restricted as collateral for the payment of the debt.

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
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates and commodity prices. The Company uses the market approach to derive the fair value for its level 2 fair value measurements. Forward contracts for foreign currency, commodities and interest rates are valued using current quoted forward rates and prices; and investments in marketable securities and cash equivalents are valued using publicly quoted prices.
Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the following tables.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 28, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,030,928	$558,660	$472,268	$—
Marketable securities	90,214	37,698	52,516	—
Derivatives	26,501	—	26,501	—
	$1,147,643	$596,358	$551,285	$—
Liabilities:
Derivatives	$986	$—	$986	$—
	December 31, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$737,024	$482,686	$254,338	$—
Marketable securities	91,140	33,815	57,325	—
Derivatives	32,244	—	32,244	—
	$860,408	$516,501	$343,907	$—
Liabilities:
Derivatives	$2,027	$—	$2,027	$—
	June 29, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$660,520	$482,780	$177,740	$—
Marketable securities	91,381	33,567	57,814	—
Derivatives	3,159	—	3,159	—
	$755,060	$516,347	$238,713	$—
Liabilities:
Derivatives	$1,478	$—	$1,478	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. The nonrecurring fair value measurement represents the loss recognized to adjust the related finance receivable to the fair value of the repossessed inventory. Repossessed inventory was $13.1 million, $13.4 million and $11.2 million at June 28, 2015, December 31, 2014 and June 29, 2014, for which the fair value adjustment was $1.9 million, $5.0 million and $2.4 million at June 28, 2015, December 31, 2014 and June 29, 2014, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

7. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, and foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 8).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	June 28, 2015		December 31, 2014		June 29, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,247,579	$1,247,579	$906,680	$906,680	$999,346	$999,346
Marketable securities	$90,214	$90,214	$91,140	$91,140	$91,381	$91,381
Derivatives	$26,501	$26,501	$32,244	$32,244	$3,159	$3,159
Finance receivables, net	$7,251,671	$7,148,495	$6,519,500	$6,432,881	$6,917,698	$6,818,917
Restricted cash	$162,211	$162,211	$122,052	$122,052	$154,681	$154,681
Liabilities:
Derivatives	$986	$986	$2,027	$2,027	$1,478	$1,478
Unsecured commercial paper	$114,983	$114,983	$731,786	$731,786	$619,622	$619,622
Asset-backed Canadian commercial paper conduit facility	$160,940	$160,940	$166,912	$166,912	$173,224	$173,224
Medium-term notes	$4,077,952	$3,933,698	$3,502,536	$3,334,398	$3,049,735	$2,853,232
Term asset-backed securitization debt	$2,016,232	$2,017,079	$1,270,656	$1,271,533	$1,717,287	$1,712,855
Cash and Cash Equivalents and Restricted Cash – With the exception of certain cash equivalents, the carrying values of these items in the financial statements are based on historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments. Fair value is based on Level 1 or Level 2 inputs.
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
Derivatives – Forward contracts for foreign currency exchange, interest rates and commodities are derivative financial instruments and are carried at fair value on the balance sheet. The fair value of these contracts is determined using quoted forward rates and prices. Fair value is calculated using Level 2 inputs.
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
During the second quarter of 2015, the Company entered into treasury rate locks to hedge the underlying U.S. treasury rate related to its anticipated issuance of senior unsecured debt during the third quarter of 2015. To the extent effective, gains and losses on the fair value of the treasury rate locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	June 28, 2015			December 31, 2014			June 29, 2014
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$367,309	$23,136	$—	$339,077	$32,244	$—	$398,338	$3,091	$1,461
Commodity contracts(c)	1,166	—	98	1,728	—	414	1,411	—	17
Treasury rate locks(c)	300,000	3,365	—	—	—	—	—	—	—
Total	$668,475	$26,501	$98	$340,805	$32,244	$414	$399,749	$3,091	$1,478
	June 28, 2015			December 31, 2014			June 29, 2014
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$8,218	$—	$888	$11,804	$—	$1,613	$7,754	$68	$—
	$8,218	$—	$888	$11,804	$—	$1,613	$7,754	$68	$—

(a)	Foreign currency and commodity contract fair value included in other current assets and Treasury rate lock fair value included in other long-term assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Six months ended
Cash Flow Hedges	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Foreign currency contracts	$(4,458)	$3,931	$28,210	$2,493
Commodity contracts	(3)	(24)	(123)	191
Treasury rate locks	3,365	—	3,365	—
Total	$(1,096)	$3,907	$31,452	$2,684

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Expected to be Reclassified
Cash Flow Hedges	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	Over the Next Twelve Months
Foreign currency contracts(a)	$20,131	$(1,183)	$35,407	$(2,241)	$23,461
Commodity contracts(a)	(125)	87	(439)	283	(98)
Treasury rate locks(b)	—	—	—	—	191
Total	$20,006	$(1,096)	$34,968	$(1,958)	$23,554

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income will be included in interest expense
For the three and six months ended June 28, 2015 and June 29, 2014, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Six months ended
Derivatives Not Designated As Hedges	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Commodity contracts(a)	$14	$184	$(526)	$(144)
Total	$14	$184	$(526)	$(144)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
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

9. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended June 28, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(30,503)	$(767)	$30,114	$(521,005)	$(522,161)
Other comprehensive income (loss) before reclassifications	5,040	(204)	(1,096)	—	3,740
Income tax	(789)	76	406	—	(307)
Net other comprehensive income (loss) before reclassifications	4,251	(128)	(690)	—	3,433
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(20,131)	—	(20,131)
Realized (gains) losses - commodities contracts(a)	—	—	125	—	125
Prior service credits(b)	—	—	—	(695)	(695)
Actuarial losses(b)	—	—	—	14,670	14,670
Total before tax	—	—	(20,006)	13,975	(6,031)
Income tax expense (benefit)	—	—	7,410	(5,177)	2,233
Net reclassifications	—	—	(12,596)	8,798	(3,798)
Other comprehensive income (loss)	4,251	(128)	(13,286)	8,798	(365)
Balance, end of period	$(26,252)	$(895)	$16,828	$(512,207)	$(522,526)
	Three months ended June 29, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$36,274	$(318)	$(1,907)	$(357,978)	$(323,929)
Other comprehensive income (loss) before reclassifications	6,945	(117)	3,907	—	10,735
Income tax	(1,212)	43	(1,448)	—	(2,617)
Net other comprehensive income (loss) before reclassifications	5,733	(74)	2,459	—	8,118
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	1,183	—	1,183
Realized (gains) losses - commodities contracts(a)	—	—	(87)	—	(87)
Prior service credits(b)	—	—	—	(684)	(684)
Actuarial losses(b)	—	—	—	10,323	10,323
Total before tax	—	—	1,096	9,639	10,735
Income tax benefit	—	—	(405)	(3,570)	(3,975)
Net reclassifications	—	—	691	6,069	6,760
Other comprehensive income (loss)	5,733	(74)	3,150	6,069	14,878
Balance, end of period	$42,007	$(392)	$1,243	$(351,909)	$(309,051)

	Six months ended June 28, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(24,951)	(310)	31,452	—	6,191
Income tax	2,181	115	(11,650)	—	(9,354)
Net other comprehensive (loss) income before reclassifications	(22,770)	(195)	19,802	—	(3,163)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(35,407)	—	(35,407)
Realized (gains) losses - commodities contracts(a)	—	—	439	—	439
Prior service credits(b)	—	—	—	(1,390)	(1,390)
Actuarial losses(b)	—	—	—	29,340	29,340
Total before tax	—	—	(34,968)	27,950	(7,018)
Income tax expense (benefit)	—	—	12,952	(10,354)	2,598
Net reclassifications	—	—	(22,016)	17,596	(4,420)
Other comprehensive (loss) income	(22,770)	(195)	(2,214)	17,596	(7,583)
Balance, end of period	$(26,252)	$(895)	$16,828	$(512,207)	$(522,526)
	Six months ended June 29, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive income (loss) before reclassifications	8,700	(184)	2,684	—	11,200
Income tax	(19)	68	(994)	—	(945)
Net other comprehensive income (loss) before reclassifications	8,681	(116)	1,690	—	10,255
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	2,241	—	2,241
Realized (gains) losses - commodities contracts(a)	—	—	(283)	—	(283)
Prior service credits(b)	—	—	—	(1,368)	(1,368)
Actuarial losses(b)	—	—	—	20,645	20,645
Total before tax	—	—	1,958	19,277	21,235
Income tax benefit	—	—	(725)	(7,140)	(7,865)
Net reclassifications	—	—	1,233	12,137	13,370
Other comprehensive income (loss)	8,681	(116)	2,923	12,137	23,625
Balance, end of period	$42,007	$(392)	$1,243	$(351,909)	$(309,051)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified are included in the computation of net periodic period cost. See Note 14 for information related to pension and postretirement benefit plans.

10. Debt
Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following (in thousands):

	June 28, 2015	December 31, 2014	June 29, 2014
Unsecured commercial paper	$114,983	$731,786	$619,622
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	June 28, 2015	December 31, 2014	June 29, 2014
Secured debt
Asset-backed Canadian commercial paper conduit facility	$160,940	$166,912	$173,224
Term asset-backed securitization debt	2,017,079	1,271,533	1,712,855
Unsecured notes
5.75% Medium-term notes due in 2014 ($500.0 million par value)	—	—	499,946
1.15% Medium-term notes due in 2015 ($600.0 million par value)	599,954	599,817	599,680
3.88% Medium-term notes due in 2016 ($450.0 million par value)	449,964	449,937	449,910
2.70% Medium-term notes due in 2017 ($400.0 million par value)	399,972	399,963	399,955
1.55% Medium-term notes due in 2017 ($400.0 million par value)	399,557	399,464	—
6.80% Medium-term notes due in 2018 ($888.0 million par value)	887,467	887,381	903,741
2.40% Medium-term notes due in 2019 ($600.0 million par value)	598,066	597,836	—
2.15% Medium-term notes due in 2020 ($600.0 million par value)	598,718	—	—
Gross long-term debt	6,111,717	4,772,843	4,739,311
Less: current portion of long-term debt	(1,551,368)	(1,011,315)	(944,915)
Long-term debt	$4,560,349	$3,761,528	$3,794,396
During the first and second quarters of 2015, the Company issued $700.0 million and $500.0 million, respectively, of secured notes through term asset-backed securitization transactions. During the second quarter of 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. There were no other term asset-backed securitization transactions during the six months ended June 29, 2014. The term asset-backed securitization transactions are further discussed in Note 5.
There were no medium-term notes issued or repurchased during the second quarter of 2015. During the first quarter of 2015, the Company issued $600.0 million of medium-term notes which mature in February 2020 and have an annual interest rate of 2.15%. There were no medium-term notes issued during the six months ended June 29, 2014. During the second quarter of 2014, HDFS repurchased an aggregate of $6.1 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $1.1 million of loss on the extinguishment of debt, which included unamortized discounts and fees.
11. Income Taxes
The Company’s 2015 income tax rate for the six months ended June 28, 2015 was 34.9% compared to 35.3% for the same period last year.
12. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company currently provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company provides a one-year warranty for Parts & Accessories (P&A). The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost, which is based primarily on historical Company claim information. Additionally, the Company has from time to time initiated voluntary recall campaigns. The Company reserves for all estimated costs associated with recalls in the period that management approves and commits to the recall.

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Balance, beginning of period	$71,073	$69,336	$69,250	$64,120
Warranties issued during the period	21,843	19,824	36,954	37,186
Settlements made during the period	(23,554)	(16,921)	(37,119)	(28,494)
Recalls and changes to pre-existing warranty liabilities	14,054	3,798	14,331	3,225
Balance, end of period	$83,416	$76,037	$83,416	$76,037
The liability for recall campaigns was $16.6 million, $9.8 million and $6.8 million as of June 28, 2015, December 31, 2014 and June 29, 2014, respectively.
13. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Numerator:
Net income used in computing basic and diluted earnings per share	$299,810	$354,153	$569,664	$620,070
Denominator:
Denominator for basic earnings per share - weighted-average common shares	207,650	217,762	209,115	218,367
Effect of dilutive securities - employee stock compensation plan	940	1,399	1,050	1,453
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	208,590	219,161	210,165	219,820
Earnings per common share:
Basic	$1.44	$1.63	$2.72	$2.84
Diluted	$1.44	$1.62	$2.71	$2.82
Outstanding options to purchase 1.0 million and 0.4 million shares of common stock for the three months ended June 28, 2015 and June 29, 2014, respectively and 0.8 million and 0.5 million shares of common stock for the six months ended June 28, 2015 and June 29, 2014 were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six month periods ended June 28, 2015 and June 29, 2014, respectively.

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

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Pension and SERPA Benefits
Service cost	$10,010	$7,874	$20,020	$15,748
Interest cost	21,836	21,731	43,672	43,462
Expected return on plan assets	(36,232)	(34,184)	(72,465)	(68,368)
Amortization of unrecognized:
Prior service cost	109	279	218	558
Net loss	13,677	9,141	27,354	18,281
Net periodic benefit cost	$9,400	$4,841	$18,799	$9,681
Postretirement Healthcare Benefits
Service cost	$2,065	$1,754	$4,130	$3,508
Interest cost	3,541	4,220	7,082	8,439
Expected return on plan assets	(2,877)	(2,607)	(5,754)	(5,215)
Amortization of unrecognized:
Prior service credit	(804)	(963)	(1,608)	(1,927)
Net loss	993	1,182	1,986	2,364
Net periodic benefit cost	$2,918	$3,586	$5,836	$7,169
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

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Motorcycles net revenue	$1,650,783	$1,834,285	$3,161,353	$3,405,973
Gross profit	647,214	724,139	1,237,489	1,316,270
Selling, administrative and engineering expense	266,611	250,883	511,432	495,322
Operating income from Motorcycles	380,603	473,256	726,057	820,948
Financial Services revenue	173,609	166,414	335,984	320,774
Financial Services expense	91,696	91,975	189,407	183,145
Operating income from Financial Services	81,913	74,439	146,577	137,629
Operating income	$462,516	$547,695	$872,634	$958,577

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

	Three months ended June 28, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,653,759	$—	$(2,976)	$1,650,783
Financial Services	—	174,147	(538)	173,609
Total revenue	1,653,759	174,147	(3,514)	1,824,392
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,003,569	—	—	1,003,569
Financial Services interest expense	—	41,188	—	41,188
Financial Services provision for credit losses	—	15,175	—	15,175
Selling, administrative and engineering expense	267,149	38,309	(3,514)	301,944
Total costs and expenses	1,270,718	94,672	(3,514)	1,361,876
Operating income	383,041	79,475	—	462,516
Investment income	1,450	—	—	1,450
Interest expense	9	—	—	9
Income before provision for income taxes	384,482	79,475	—	463,957
Provision for income taxes	134,633	29,514	—	164,147
Net income	$249,849	$49,961	$—	$299,810
	Six months ended June 28, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,166,641	$—	$(5,288)	$3,161,353
Financial Services	—	336,837	(853)	335,984
Total revenue	3,166,641	336,837	(6,141)	3,497,337
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,923,864	—	—	1,923,864
Financial Services interest expense	—	79,724	—	79,724
Financial Services provision for credit losses	—	41,422	—	41,422
Selling, administrative and engineering expense	512,284	73,550	(6,141)	579,693
Total costs and expenses	2,436,148	194,696	(6,141)	2,624,703
Operating income	730,493	142,141	—	872,634
Investment income	102,772	—	(100,000)	2,772
Interest expense	18	—	—	18
Income before provision for income taxes	833,247	142,141	(100,000)	875,388
Provision for income taxes	256,149	49,575	—	305,724
Net income	$577,098	$92,566	$(100,000)	$569,664

	Three months ended June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,836,974	$—	$(2,689)	$1,834,285
Financial Services	—	166,963	(549)	166,414
Total revenue	1,836,974	166,963	(3,238)	2,000,699
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,110,146	—	—	1,110,146
Financial Services interest expense	—	40,741	—	40,741
Financial Services provision for credit losses	—	15,961	—	15,961
Selling, administrative and engineering expense	251,432	37,962	(3,238)	286,156
Total costs and expenses	1,361,578	94,664	(3,238)	1,453,004
Operating income	475,396	72,299	—	547,695
Investment income	1,772	—	—	1,772
Interest expense	393	—	—	393
Income before provision for income taxes	476,775	72,299	—	549,074
Provision for income taxes	168,303	26,618	—	194,921
Net income	$308,472	$45,681	$—	$354,153
	Six months ended June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,410,941	$—	$(4,968)	$3,405,973
Financial Services	—	321,649	(875)	320,774
Total revenue	3,410,941	321,649	(5,843)	3,726,747
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,089,703	—	—	2,089,703
Financial Services interest expense	—	79,598	—	79,598
Financial Services provision for credit losses	—	36,292	—	36,292
Selling, administrative and engineering expense	496,197	72,223	(5,843)	562,577
Total costs and expenses	2,585,900	188,113	(5,843)	2,768,170
Operating income	825,041	133,536	—	958,577
Investment income	123,431	—	(120,000)	3,431
Interest expense	4,070	—	—	4,070
Income before provision for income taxes	944,402	133,536	(120,000)	957,938
Provision for income taxes	288,876	48,992	—	337,868
Net income	$655,526	$84,544	$(120,000)	$620,070

	June 28, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$828,289	$419,290	$—	$1,247,579
Marketable securities	52,516	—	—	52,516
Accounts receivable, net	743,341	—	(465,772)	277,569
Finance receivables, net	—	2,331,723	—	2,331,723
Inventories	395,044	—	—	395,044
Restricted cash	—	136,760	—	136,760
Deferred income taxes	51,667	43,111	—	94,778
Other current assets	126,856	40,441	(6,876)	160,421
Total current assets	2,197,713	2,971,325	(472,648)	4,696,390
Finance receivables, net	—	4,816,772	—	4,816,772
Property, plant and equipment, net	841,361	31,646	—	873,007
Goodwill	26,105	—	—	26,105
Deferred income taxes	57,587	10,861	(1,693)	66,755
Other long-term assets	121,264	43,842	(79,263)	85,843
	$3,244,030	$7,874,446	$(553,604)	$10,564,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306,335	$567,073	$(465,772)	$407,636
Accrued liabilities	369,467	87,839	(8,569)	448,737
Short-term debt	—	114,983	—	114,983
Current portion of long-term debt	—	1,551,368	—	1,551,368
Total current liabilities	675,802	2,321,263	(474,341)	2,522,724
Long-term debt	—	4,560,349	—	4,560,349
Pension liability	66,786	—	—	66,786
Postretirement healthcare benefits	196,369	—	—	196,369
Other long-term liabilities	168,043	26,974	—	195,017
Shareholders’ equity	2,137,030	965,860	(79,263)	3,023,627
	$3,244,030	$7,874,446	$(553,604)	$10,564,872

	December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$573,895	$332,785	$—	$906,680
Marketable securities	57,325	—	—	57,325
Accounts receivable, net	658,735	—	(411,114)	247,621
Finance receivables, net	—	1,916,635	—	1,916,635
Inventories	448,871	—	—	448,871
Restricted cash	—	98,627	—	98,627
Deferred income taxes	50,015	39,901	—	89,916
Other current assets	142,278	43,125	(2,983)	182,420
Total current assets	1,931,119	2,431,073	(414,097)	3,948,095
Finance receivables, net	—	4,516,246	—	4,516,246
Property, plant and equipment, net	848,661	34,416	—	883,077
Goodwill	27,752	—	—	27,752
Deferred income taxes	75,121	4,863	(2,149)	77,835
Other long-term assets	113,727	39,309	(77,944)	75,092
	$2,996,380	$7,025,907	$(494,190)	$9,528,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,098	$436,884	$(411,114)	$196,868
Accrued liabilities	370,652	83,797	(5,132)	449,317
Short-term debt	—	731,786	—	731,786
Current portion of long-term debt	—	1,011,315	—	1,011,315
Total current liabilities	541,750	2,263,782	(416,246)	2,389,286
Long-term debt	—	3,761,528	—	3,761,528
Pension liability	76,186	—	—	76,186
Postretirement healthcare benefits	203,006	—	—	203,006
Other long-term liabilities	164,060	24,745	—	188,805
Shareholders’ equity	2,011,378	975,852	(77,944)	2,909,286
	$2,996,380	$7,025,907	$(494,190)	$9,528,097

	June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$635,705	$363,641	$—	$999,346
Marketable securities	57,814	—	—	57,814
Accounts receivable, net	1,317,297	—	(1,027,357)	289,940
Finance receivables, net	—	2,281,512	—	2,281,512
Inventories	371,597	—	—	371,597
Restricted cash	—	154,681	—	154,681
Deferred income taxes	52,348	38,000	—	90,348
Other current assets	95,429	33,031	—	128,460
Total current assets	2,530,190	2,870,865	(1,027,357)	4,373,698
Finance receivables, net	—	4,537,405	—	4,537,405
Property, plant and equipment, net	792,642	33,825	—	826,467
Prepaid pension costs	256,279	—	—	256,279
Goodwill	30,252	—	—	30,252
Deferred income taxes	2,915	—	—	2,915
Other long-term assets	111,229	14,506	(76,455)	49,280
	$3,723,507	$7,456,601	$(1,103,812)	$10,076,296
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,707	$1,098,992	$(1,027,357)	$388,342
Accrued liabilities	423,312	79,205	(1,748)	500,769
Short-term debt	—	619,622	—	619,622
Current portion of long-term debt	—	944,915	—	944,915
Total current liabilities	740,019	2,742,734	(1,029,105)	2,453,648
Long-term debt	—	3,794,396	—	3,794,396
Pension liability	38,174	—	—	38,174
Postretirement healthcare liability	209,312	—	—	209,312
Deferred income taxes	35,597	1,574	1,748	38,919
Other long-term liabilities	152,862	22,725	—	175,587
Shareholders’ equity	2,547,543	895,172	(76,455)	3,366,260
	$3,723,507	$7,456,601	$(1,103,812)	$10,076,296

	Six months ended June 28, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$577,098	$92,566	$(100,000)	$569,664
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	88,996	4,644	—	93,640
Amortization of deferred loan origination costs	—	47,524	—	47,524
Amortization of financing origination fees	—	4,820	—	4,820
Provision for employee long-term benefits	24,635	—	—	24,635
Contributions to pension and postretirement plans	(12,725)	—	—	(12,725)
Stock compensation expense	15,415	1,319	—	16,734
Net change in wholesale finance receivables related to sales	—	—	(418,969)	(418,969)
Provision for credit losses	—	41,422	—	41,422
Deferred income taxes	5,832	(7,027)	—	(1,195)
Foreign currency adjustments	11,041	—	—	11,041
Other, net	(2,671)	707	—	(1,964)
Change in current assets and current liabilities:
Accounts receivable	(347,967)	—	304,658	(43,309)
Finance receivables—accrued interest and other	—	(270)	—	(270)
Inventories	38,012	—	—	38,012
Accounts payable and accrued liabilities	144,784	385,999	(298,426)	232,357
Derivative instruments	1,185	—	—	1,185
Other	9,625	1,717	—	11,342
Total adjustments	(23,838)	480,855	(412,737)	44,280
Net cash provided by operating activities	553,260	573,421	(512,737)	613,944

	Six months ended June 28, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(83,282)	(1,898)	—	(85,180)
Origination of finance receivables	—	(4,526,313)	2,549,750	(1,976,563)
Collections of finance receivables	—	3,707,444	(2,137,013)	1,570,431
Sales and redemptions of marketable securities	4,500	—	—	4,500
Other	5,111	—	—	5,111
Net cash used by investing activities	(73,671)	(820,767)	412,737	(481,701)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	1,195,668	—	1,195,668
Repayments of securitization debt	—	(454,332)	—	(454,332)
Net decrease in credit facilities and unsecured commercial paper	—	(616,586)	—	(616,586)
Borrowings of asset-backed commercial paper	—	40,209	—	40,209
Repayments of asset-backed commercial paper	—	(35,730)	—	(35,730)
Net change in restricted cash	—	(40,159)	—	(40,159)
Dividends paid	(129,745)	(100,000)	100,000	(129,745)
Purchase of common stock for treasury	(358,425)	—	—	(358,425)
Excess tax benefits from share-based payments	2,401	—	—	2,401
Issuance of common stock under employee stock option plans	15,664	—	—	15,664
Net cash (used by) provided by financing activities	(220,105)	334,456	100,000	214,351
Effect of exchange rate changes on cash and cash equivalents	(5,090)	(605)	—	(5,695)
Net increase in cash and cash equivalents	$254,394	$86,505	$—	$340,899
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$573,895	$332,785	$—	$906,680
Net increase in cash and cash equivalents	254,394	86,505	—	340,899
Cash and cash equivalents—end of period	$828,289	$419,290	$—	$1,247,579

	Six months ended June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$655,526	$84,544	$(120,000)	$620,070
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	83,348	3,775	—	87,123
Amortization of deferred loan origination costs	—	45,713		45,713
Amortization of financing origination fees	59	4,225	—	4,284
Provision for employee long-term benefits	16,854	—	—	16,854
Contributions to pension and postretirement plans	(14,035)	—	—	(14,035)
Stock compensation expense	19,393	1,375	—	20,768
Net change in wholesale finance receivables related to sales	—	—	(510,200)	(510,200)
Provision for credit losses	—	36,292	—	36,292
Loss on extinguishment of debt	—	1,145	—	1,145
Deferred income taxes	(3,894)	—	—	(3,894)
Foreign currency adjustments	939	(6,023)	—	(5,084)
Other, net	4,712	4,620	—	9,332
Change in current assets and current liabilities:
Accounts receivable	(363,817)	—	338,174	(25,643)
Finance receivables—accrued interest and other	—	(993)	—	(993)
Inventories	58,741	—	—	58,741
Accounts payable and accrued liabilities	189,117	375,290	(338,174)	226,233
Derivative instruments	968	—	—	968
Other	4,962	(2,044)	—	2,918
Total adjustments	(2,653)	463,375	(510,200)	(49,478)
Net cash provided by operating activities	652,873	547,919	(630,200)	570,592

	Six months ended June 29, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(71,395)	(3,128)	—	(74,523)
Origination of finance receivables	—	(4,580,910)	2,676,333	(1,904,577)
Collections of finance receivables	—	3,684,319	(2,166,133)	1,518,186
Sales and redemptions of marketable securities	41,010	—	—	41,010
Other	145	—	—	145
Net cash used by investing activities	(30,240)	(899,719)	510,200	(419,759)
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—	—	(303,000)
Repayments of medium-term notes	—	(7,220)	—	(7,220)
Intercompany borrowing activity	(100,000)	100,000	—	—
Proceeds from securitization debt	—	847,126	—	847,126
Repayments of securitization debt	—	(393,655)	—	(393,655)
Net decrease in credit facilities and unsecured commercial paper	—	(48,134)	—	(48,134)
Borrowings of asset-backed commercial paper	—	36,800	—	36,800
Repayments of asset-backed commercial paper	—	(37,317)	—	(37,317)
Net change in restricted cash	—	(9,874)	—	(9,874)
Dividends paid	(120,631)	(120,000)	120,000	(120,631)
Purchase of common stock for treasury	(223,736)	—	—	(223,736)
Excess tax benefits from share-based payments	8,652	—	—	8,652
Issuance of common stock under employee stock option plans	27,907	—	—	27,907
Net cash (used by) provided by financing activities	(710,808)	367,726	120,000	(223,082)
Effect of exchange rate changes on cash and cash equivalents	4,968	15	—	4,983
Net (decrease) increase in cash and cash equivalents	$(83,207)	$15,941	$—	$(67,266)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$718,912	$347,700	$—	$1,066,612
Net (decrease) increase in cash and cash equivalents	(83,207)	15,941	—	(67,266)
Cash and cash equivalents—end of period	$635,705	$363,641	$—	$999,346

18. Subsequent Events
In July 2015, the Company issued $750.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provided for semi-annual interest payments and principal due at maturity. Senior unsecured notes of $450.0 million mature in July 2025 and have an interest rate of 3.50%, and $300.0 million of the senior unsecured notes mature in July 2045 and have an interest rate of 4.625%. In June 2015, the Company announced that it would use the proceeds from the debt to repurchase shares of its common stock.
On August 4, 2015, the Company completed its previously announced purchase of certain assets from Fred Deeley Imports, Ltd. (Deeley Imports) and certain of its affiliates including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada (Transaction). The Company will operate in Canada through a newly established, Company owned subsidiary (H-D Canada, L.P.) based in Concord, Ontario. H-D Canada, L.P. paid $62 million to Deeley Imports for the Canadian distribution rights, inventory and accounts receivable, net of amounts due, and other assets. H-D Canada, L.P. also indemnified Deeley Imports for certain expenses and liabilities, including employee severance costs.
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
The Financial Services segment consists of HDFS which provides wholesale and retail financing and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business primarily in the United States and Canada.
The “% Change” figures included in the “Results of Operations” section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.
Overview
The Company’s net income was $299.8 million, or $1.44 per diluted share, for the second quarter of 2015 compared to $354.2 million, or $1.62 per diluted share, in the second quarter of 2014. Operating income from Motorcycles decreased $92.7 million or 19.6% compared to last year’s second quarter driven by lower shipments, unfavorable foreign currency exchange rates and higher selling, administrative and engineering expenses. Operating income from Financial Services in the second quarter of 2015 was $81.9 million, up 10.0% compared to $74.4 million in the year-ago quarter driven by higher interest income.
During the second quarter of 2015, independent dealer retail sales of new Harley-Davidson motorcycles were lower compared to the prior year second quarter in both the U.S. and international markets. Worldwide retail sales of new Harley-Davidson motorcycles were down 1.4% in the second quarter of 2015 compared to the second quarter of 2014.
Although retail sales were lower, the Company believes that the second quarter 2015 worldwide retail sales continued to reflect a positive consumer response to its latest Rushmore models launched in August 2014 and its Street motorcycles.
In the second quarter of 2015, U.S. retail sales comparisons were impacted by challenging prior year results which included the enthusiastic consumer reception for the initial Project RushmoreTM models and sales of Street motorcycles related to rider-training fleets in the second quarter of 2014. The Company believes U.S. retail sales in the second quarter of 2015 were also impacted by foreign exchange-driven discounting by competitors. Internationally, the Company believes retail sales were negatively impacted primarily by new, low-priced models from competitors in Europe, currency-driven volume declines in markets where the Company sells in non-local currencies and challenging economic conditions in certain international markets.
During the second quarter of 2015, the company initiated a market action plan in the U.S. and certain international markets in an effort to counter the impacts of competitive activity in the market. The Company's market action plan includes lifestyle and brand advertising and marketing, targeted finance offers and a plan to leverage its other competitive advantages such as Riding Academy and its dealer network. The Company believes that these activities had a positive impact on its June retail sales resulting in its highest June retail sales in the U.S. since 2008.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Outlook section are only made as of July 21, 2015 and the remaining forward looking statements in this report are only made as of the date of the filing of this report (August 6, 2015) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Outlook(1)
On July 21, 2015, the Company provided the following information concerning its expectations for the remainder of 2015, which did not reflect the potential impact of the Canada Distributor Transaction discussed below. Please refer to the "Canada Distributor Transaction" section for additional information concerning 2015 expectations.
The Company reaffirmed its expectation to ship 276,000 to 281,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2015, an increase of approximately 2% to 4% over 2014. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 54,000 to 59,000 motorcycles in the third quarter of 2015 compared to 50,670 motorcycles shipped in the third quarter of 2014. The Company will rely on its flexible manufacturing capabilities to balance production between the third and fourth quarters of 2015 to improve overall efficiencies.
As the Company exited the second quarter, its business remains under pressure from increased competitive activity, including aggressive price discounting in the U.S. enabled by the dramatic shift in world currencies. The Company continues to believe it is critical for it to support a healthy retail channel and protect its premium brand by aggressively managing supply in line with demand. The Company will not take a short-term view and compete with what it believes to be brand-damaging price discounting. The Company will continue to manage its brand for the long-term.
The Company believes it has taken appropriate action around the world to help mitigate the impact of competitive activity in a manner that will reinforce its premium brand. The Company believes retail sales of new Harley-Davidson motorcycles in the second half of 2015 will be driven by its continued demand-driving market actions that it initiated in various world markets, the continued worldwide roll-out of its Street motorcycles, ongoing international dealer expansion, the introduction of its 2016 model-year motorcycles in late August 2015 and the Company's brand strength.
The Company continues to expect 2015 operating margin percent for the Motorcycles segment to be between 18.0% and 19.0% compared to 18.0% in 2014. The Company now expects gross margin to be up modestly compared to 2014. The Company expects gross margin to be favorably impacted by motorcycle pricing and productivity gains, partially offset by unfavorable foreign currency exchange and increased pension expense. The Company now expects selling, administrative and engineering expenses to be up modestly in 2015 in absolute spending and as a percent of revenue due to recall expenses and expenses associated with its market action plan.
The Company’s earnings related to its operations outside the U.S. are impacted by changes in foreign currency exchange rates. The majority of the Company’s exposure relates to the Euro, the Australian dollar, the Japanese yen and the Brazilian real. The Company refers to these as its key foreign currencies. A weakening in foreign currencies relative to the U.S. dollar will generally have an adverse effect on revenue related to sales made in those foreign currencies offset by a corresponding positive impact from natural hedges created by the operating costs incurred in those same foreign currencies. In addition, to the extent the Company carries foreign-denominated cash, receivables or accounts payable, those amounts are also exposed to foreign currency revaluations that can impact the Company’s earnings.

Since the majority of the Company’s manufacturing occurs in the U.S., the Company’s operating expenses paid in foreign currencies generally include limited manufacturing costs and the selling and administrative costs incurred at the Company’s international locations. The Company uses derivative financial instruments to hedge a portion of the forecasted cash flows in its key foreign currencies. These instruments generally have terms of up to 12 months and are purchased over time so that at any point in time some portion of the next 12 months of expected foreign currency exposure is hedged. The hedging instruments allow the Company to lock in the exchange rate on future foreign currency cash flows based on the forward rates available at the time of purchase.
If foreign currency exchange rates on July 20, 2015 remained constant throughout the remainder of 2015, the Company estimates the adverse impact to its expected Motorcycles segment full-year revenue from currency exchange would be approximately 4.25%. Taking into account the Company's natural hedges and the fact that it has a significant portion its 2015 foreign currency exposure hedged at favorable rates, it expects about half of the unfavorable revenue dollar impact to translate into lower gross profit for the full year and reduce gross margin by approximately 0.75 percentage points, which is reflected in the operating margin guidance above.
If foreign currency exchange rates on July 20, 2015 remained constant throughout the third quarter of 2015, the Company estimates the adverse impact to its expected Motorcycles segment revenue from currency exchange in the third quarter to be approximately 5%. Taking into account the Company's natural hedges and the fact that it has a significant portion its 2015 foreign currency exposure hedged at favorable rates, it expects about 40% of the unfavorable revenue dollar impact to translate into lower gross profit and reduce gross margin by approximately 1 percentage point for the third quarter.
The Company now expects operating income for the Financial Services segment to be up modestly in 2015 as compared to 2014.
The Company continues to estimate capital expenditures for 2015 to be between $240 million and $260 million as it increases its investment in product development focused on bringing exciting new products to market and as it continues to invest in its systems infrastructure. The Company anticipates it will have the ability to fund all capital expenditures in 2015 with cash flows generated by operations.
The Company continues to expect its full-year 2015 effective income tax rate will be approximately 35.5% compared to 34.2% in 2014. The higher effective tax rate in 2015 compared to 2014 primarily reflects the absence of the U.S. Federal Research and Development tax credit that expired at the end of 2014.
Canada Distributor Transaction
On August 4, 2015, the Company purchased the assets of Fred Deeley Imports, Ltd. (Deeley Imports) and certain of its affiliates (Transaction), including among other things, the exclusive right to distribute the Company’s motorcycles and other products in Canada. The Company expects the financial impact of the Transaction and the new direct distribution model to be dilutive to 2015 earnings per share by approximately $0.04, due to upfront transition costs, with most of the impact anticipated to occur in the third quarter.(1) The Company expects the impact of the new direct distribution model to be accretive to earnings per share beginning in 2016 and beyond.(1) The potential financial impact of the Transaction and the potential new direct distribution model in Canada is not reflected in the guidance included in the "Outlook" section above.

Results of Operations for the Three Months Ended June 28, 2015
Compared to the Three Months Ended June 29, 2014
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 28, 2015	June 29, 2014	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$380,603	$473,256	$(92,653)	(19.6)%
Operating income from Financial Services	81,913	74,439	7,474	10.0
Operating income	462,516	547,695	(85,179)	(15.6)
Investment income	1,450	1,772	(322)	(18.2)
Interest expense	9	393	(384)	(97.7)
Income before income taxes	463,957	549,074	(85,117)	(15.5)
Provision for income taxes	164,147	194,921	(30,774)	(15.8)
Net income	$299,810	$354,153	$(54,343)	(15.3)%
Diluted earnings per share	$1.44	$1.62	$(0.18)	(11.1)%
Consolidated operating income was down 15.6% in the second quarter of 2015 due to a decrease in operating income from the Motorcycles & Related Products segment which declined by $92.7 million, or 19.6%, compared to the second quarter of 2014. Operating income from the Financial Services segment was higher during the second quarter of 2015 compared to the second quarter of 2014, increasing $7.5 million or 10.0%. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the second quarter of 2015 was 35.4% compared to 35.5% for the second quarter of 2014.
Diluted earnings per share was $1.44 in the second quarter of 2015, down 11.1% compared to the same period in the prior year. Diluted earnings per share decreased following the 15.3% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 219.2 million in the second quarter of 2014 to 208.6 million in the second quarter of 2015, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Worldwide independent dealer retail sales of Harley-Davidson motorcycles during the second quarter of 2015 decreased 1.4% compared to the second quarter of 2014. Retail sales of Harley-Davidson motorcycles decreased 0.7% in the United States and 2.7% internationally in the second quarter of 2015.
As the Company expected, it believes that U.S. retail sales growth comparison was negatively impacted by a challenging prior year due to the very enthusiastic consumer reception for the initial Project RushmoreTM launch. Retail sales of touring models in the second quarter of 2014 were up 31% compared to the second quarter of 2013. In addition, retail sales in the second quarter of 2014 included sales of Street 500 motorcycles sold to U.S. dealers for use in the Company's Riding Academy. The Company also believes U.S. retail sales continued to be negatively impacted by pressure from significant price discounting by most of the Company's competition. As a result of the dramatic strengthening in the U.S. dollar against world currencies, the Company believes its competitors located outside the U.S. have experienced a significant favorable financial impact allowing them to offer discounted prices to U.S. consumers. The Company expects aggressive discounting from its competition to continue for some time based on levels of competitive inventories in the retail channel coupled with foreign exchange rates that are favorable for its competitors(1).
Although retail sales were lower in the second quarter of 2015, the Company has continued to experience success from its latest Project RushmoreTM models launched in August 2014 and with sales of its Street motorcycles as the Company continued its global rollout of these models.
The Company's U.S. market share of 601+cc motorcycles for the second quarter of 2015 was 47.5%, down 2.8 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The Company anticipated some level of market share loss following the 13.4 percentage point increase in recent years; however, the Company's market share over the last three quarters was more severely impacted than it expected, as a result of increased price discounting by its competition and the inclusion of autocycles in the industry numbers. The Company is pleased to see a moderation in market share loss from the first quarter of 2015 decline of 4.7 percentage points. The Company believes the improvement was driven by its strong brand strategy and its recent market actions to drive demand in this tough competitive environment.
Retail sales in Canada were 9.9% lower in the second quarter of 2015 compared to the second quarter of 2014 which the Company believes was driven by a highly competitive environment coinciding with the pending transition of the business from the independent distributor to direct distribution by the Company in the transaction that was completed August 4.
In the EMEA region, retail sales of Harley-Davidson motorcycles in the second quarter of 2015 decreased 8.9% compared to the prior year as the region experienced the impact of several low-priced models introduced by competitive brands and a challenging prior year comparison due to strong year-ago retail sales growth of 7.0%. The Company also experienced currency-driven volume declines in markets where it sold its motorcycles to dealers in non-local currencies, such as Russia. At the end of the second quarter of 2015, the Company's market share of 601+cc models in Europe was 10.4%, down 2.2 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles). The Company believes the decline in its market share in Europe is due to the introduction of several low-priced models by some of its competition in the performance and standard segments, market segments where the Company's motorcycles do not compete.
Second quarter 2015 retail sales in the Asia Pacific region were up 16.6% compared to the second quarter of 2014. The region experienced growth in all major markets and, in particular, emerging markets led by India and China. The growth was driven by Street motorcycles, which were launched in several Asia Pacific markets in the first half of 2015. Retail sales in Japan were impacted by the restructuring of distribution in the market; including a new pipeline distribution process and rationalization of the dealer network to improve the customer experience. Under the new pipeline distribution process, dealer orders are fulfilled as needed through local Company-owned inventory allowing dealers to carry lower inventory levels.
The Latin America region retail sales were down 2.6% in the second quarter of 2015 compared to the prior year as a result of lower retail sales in Brazil partially offset by growth in Mexico. Retail sales in the Brazil market continued to be impacted by a slowing economy, consumer uncertainty and very aggressive price competition.
While the Company remains cautious in its near-term outlook given the economic challenges in some international markets, it is confident in its current market efforts and it remains focused on its long-term growth strategies. Despite the volatility in global retail sales, the Company believes it can continue to realize international growth by prudently expanding its distribution network, building its brand experience across the world, and delivering exceptional products that the Company believes will inspire riders.(1)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	June 30, 2015	June 30, 2014	(Decrease) Increase	% Change
North America Region
United States	57,790	58,225	(435)	(0.7)%
Canada	3,737	4,146	(409)	(9.9)%
Total North America Region	61,527	62,371	(844)	(1.4)%
Europe, Middle East and Africa Region (EMEA)
Europe(b)	14,150	15,726	(1,576)	(10.0)%
Other	2,029	2,038	(9)	(0.4)%
Total EMEA Region	16,179	17,764	(1,585)	(8.9)%
Asia Pacific Region
Japan	2,580	2,510	70	2.8%
Other	5,937	4,792	1,145	23.9%
Total Asia Pacific Region	8,517	7,302	1,215	16.6%
Latin America Region	2,708	2,781	(73)	(2.6)%
Total Worldwide Retail Sales	88,931	90,218	(1,287)	(1.4)%
Total International Retail Sales	31,141	31,993	(852)	(2.7)%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	June 28, 2015		June 29, 2014		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	55,128	64.7%	63,043	68.4%	(7,915)	(12.6)%
International	30,044	35.3%	29,174	31.6%	870	3.0
Harley-Davidson motorcycle units	85,172	100.0%	92,217	100.0%	(7,045)	(7.6)%
Touring motorcycle units	34,563	40.6%	41,095	44.6%	(6,532)	(15.9)%
Cruiser motorcycle units(a)	29,952	35.2%	32,231	34.9%	(2,279)	(7.1)
Sportster® / Street motorcycle units	20,657	24.2%	18,891	20.5%	1,766	9.3
Harley-Davidson motorcycle units	85,172	100.0%	92,217	100.0%	(7,045)	(7.6)%

(a)	Category previously referred to as "Custom" motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.
The Company shipped 85,172 Harley-Davidson motorcycles worldwide during the second quarter of 2015, which was 7.6% lower than the second quarter of 2014 and in line with Company expectations.
Shipments of Sportster® / Street motorcycles as a percentage of total shipments increased in the second quarter of 2015 compared to the prior year while shipments of Touring and Cruiser motorcycles as a percentage of total shipments decreased. The higher shipment mix of Sportster® / Street motorcycles was driven by shipments of the Company's Street models as it continues its global roll-out of these models.
U.S. dealer retail inventory of Harley-Davidson motorcycles was approximately 1,600 units lower at the end of the second quarter of 2015 compared to the same time last year. Excluding incremental retail dealer fill of Street motorcycles, second quarter 2015 retail inventory of Harley-Davidson motorcycles was down significantly, as the Company expected. The Company believes the overall U.S. retail inventory of Harley-Davidson motorcycles was appropriate and reflects its flexible manufacturing capabilities and its commitment to manage supply in line with demand.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	June 28, 2015	June 29, 2014	(Decrease) Increase	% Change
Revenue:
Motorcycles	$1,308,837	$1,480,914	$(172,077)	(11.6)%
Parts & Accessories	256,840	271,572	(14,732)	(5.4)
General Merchandise	77,518	76,386	1,132	1.5
Other	7,588	5,413	2,175	40.2
Total revenue	1,650,783	1,834,285	(183,502)	(10.0)
Cost of goods sold	1,003,569	1,110,146	(106,577)	(9.6)
Gross profit	647,214	724,139	(76,925)	(10.6)
Selling & administrative expense	228,148	218,410	9,738	4.5
Engineering expense	38,463	32,473	5,990	18.4
Operating expense	266,611	250,883	15,728	6.3
Operating income from Motorcycles	$380,603	$473,256	$(92,653)	(19.6)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2014 to the second quarter of 2015 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 29, 2014	$1,834.3	$1,110.2	$724.1
Volume	(119.3)	(73.3)	(46.0)
Price, net of related cost	20.4	1.8	18.6
Foreign currency exchange rates and hedging	(80.0)	(43.9)	(36.1)
Shipment mix	(4.6)	11.9	(16.5)
Raw material prices	—	(4.3)	4.3
Manufacturing and other costs	—	1.2	(1.2)
Total	(183.5)	(106.6)	(76.9)
Three months ended June 28, 2015	$1,650.8	$1,003.6	$647.2
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2014 to the second quarter of 2015:

•	Volume decreases were driven by the planned decrease in wholesale motorcycle shipments and lower parts and accessories sales, partially offset by higher sales volumes for general merchandise.

•
On average, wholesale prices for the Company’s 2015 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by an increase in cost related to the additional content added to the 2015 model-year motorcycles.

•
Gross profit was negatively impacted by changes in foreign currency exchange rates during the second quarter of 2015 compared to the second quarter of 2014. Revenue was negatively impacted by a devaluation in the Euro, Japanese yen, Brazilian real and Australian dollar. On a weighted average basis, these key currencies were weaker by 19% in the second quarter of 2015 compared to the second quarter of 2014. The negative impact to revenue was partially offset by a positive impact to cost of goods sold as a result of natural hedges, benefits of foreign currency exchange contracts and the revaluation of foreign-denominated assets on the balance sheet.

•	As expected, shipment mix changes negatively impacted net revenue and gross profit in the second quarter of 2015 primarily as a result of the shift in mix between motorcycle families.

•	Raw material prices were slightly lower in the second quarter of 2015 relative to the second quarter of 2014.

•
Manufacturing costs in the second quarter of 2015 were higher primarily due to an increase in the cost per unit resulting from the lower production volumes partially offset by strong productivity gains and the absence of Street motorcycle start-up costs that were incurred in the second quarter of 2014.

The net increase in operating expenses was primarily due to increased marketing costs as the Company addressed the highly competitive environment. Operating expense in the second quarter of 2015 also included recall costs of $16.4 million.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	June 28, 2015	June 29, 2014	Increase (Decrease)	% Change
Interest income	$150,284	$145,202	$5,082	3.5%
Other income	23,325	21,212	2,113	10.0
Financial Services revenue	173,609	166,414	7,195	4.3
Interest expense	41,188	40,741	447	1.1
Provision for credit losses	15,175	15,961	(786)	(4.9)
Operating expenses	35,333	35,273	60	0.2
Financial Services expense	91,696	91,975	(279)	(0.3)
Operating income from Financial Services	$81,913	$74,439	$7,474	10.0%
Interest income for the second quarter of 2015 increased primarily due to higher average receivables in the wholesale and retail portfolios, partially offset by lower yields primarily on retail finance receivables due to increased competition. Other income was favorable primarily due to increased credit card licensing and insurance revenue. Other income now includes international income which had previously been reported in interest income. Prior period amounts, which were not material, have been adjusted for comparability.
Interest expense for the second quarter of 2015 increased slightly due to higher average outstanding debt, partially offset by a lower cost of funds and a $1.1 million loss on the extinguishment of medium-term notes recorded in the second quarter of 2014.
The provision for credit losses decreased $0.8 million in second quarter of 2015 as compared to the second quarter of 2014. The retail motorcycle provision increased $0.5 million in the second quarter of 2015 primarily as a result of higher credit losses. Credit losses were impacted by increased sub-prime originations in recent years, as well as changing consumer credit behavior. The wholesale provision decreased by $1.4 million due to a decrease in receivables and lower reserve rates.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 28, 2015	June 29, 2014
Balance, beginning of period	$132,820	$114,529
Provision for finance credit losses	15,175	15,961
Charge-offs	(21,003)	(19,018)
Recoveries	12,239	10,883
Balance, end of period	$139,231	$122,355

Results of Operations for the Six Months Ended June 28, 2015
Compared to the Six Months Ended June 29, 2014
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 28, 2015	June 29, 2014	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$726,057	$820,948	$(94,891)	(11.6)%
Operating income from Financial Services	146,577	137,629	8,948	6.5
Operating income	872,634	958,577	(85,943)	(9.0)
Investment income	2,772	3,431	(659)	(19.2)
Interest expense	18	4,070	(4,052)	(99.6)
Income before income taxes	875,388	957,938	(82,550)	(8.6)
Provision for income taxes	305,724	337,868	(32,144)	(9.5)
Net income	$569,664	$620,070	$(50,406)	(8.1)%
Diluted earnings per share	$2.71	$2.82	$(0.11)	(3.9)%
Consolidated operating income was down 9.0% in the first six months of 2015 led by a decrease in operating income from the Motorcycles segment which declined by $94.9 million, or 11.6%, compared to the first six months of 2014. Operating income for the Financial Services segment improved by $8.9 million in the first six months of 2015 compared to the first six months of 2014. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was lower in the first six months of 2015 compared to the first six months of 2014 due to the repayment of $303 million of senior unsecured long-term debt in February 2014.
The effective income tax rate for the first six months of 2015 was 34.9% compared to 35.3% for the first six months of 2014. The lower effective tax rate in 2015 primarily reflects a higher projected tax benefit from the U.S. manufacturing deduction.
Diluted earnings per share was $2.71 in the first six months of 2015, down 3.9% from the same period in the prior year. The decrease in diluted earnings per share was driven by the 8.1% decrease in net income. Diluted earnings per share benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 219.8 million in the first six months of 2014 to 210.2 million in the first six months of 2015, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 1.4% during the first half of 2015 compared to the first half of 2014, during which retail sales were up 4.2% compared to 2013. Retail sales of Harley-Davidson motorcycles decreased 0.7% in the United States and decreased 2.5% internationally in the first half of 2015.
U.S. retail sales were negatively impacted by continued pressure from significant price discounting by most of the Company's competition. As the Company expected, it also believes that the U.S. retail sales year-over-year growth comparison was negatively impacted by the very enthusiastic consumer reception in 2014 for the initial Project RushmoreTM launch.
The Company continued to experience success in the first half of 2015 with its latest Project RushmoreTM models launched in August 2014 and with U.S. retail sales of its Street motorcycles.
The Company's U.S. market share of 601+cc models at the end of the first six months of 2015 was 48.8%, down 3.5 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The Company anticipated some level of market share loss following the 13.4 percentage point increase in recent years; however, the Company's market share over the last three quarters was more severely impacted than it expected, as a result of increased price discounting by its competition and the inclusion of autocycles in the industry numbers.
Retail sales in the first six months of 2015 in the EMEA region were down 7.7% compared to the first six months of 2014 due to a strong increase in 2014 which was up 7.5% compared to the first six months of 2013. The Company believes that the lower 2015 retail sales were primarily due to new low-priced models introduced by competitive brands and currency driven volume declines in markets where the Company sold its motorcycles to dealers in non-local currencies, such as in Russia. At the end of the first six months of 2015, the Company's market share of 601+cc models in Europe was 10.2%, down 1.9 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles). The Company believes the decline in its market share in Europe is due to the introduction of several low-priced models by some of its competition in the standard and performance segments, market segments where the Company's motorcycles do not compete.
In the Asia-Pacific region, retail sales increased 7.8% in the first six months of 2015 compared to the same period last year following prior year retail sales growth of 10.1%. The increase in 2015 was driven by growth in emerging markets led by India and China. The increase was driven by Street motorcycles which launched in several Asia Pacific markets in the first half of 2015. Retail sales in Japan were impacted by the restructuring of distribution in the market.
Latin America region retail sales in the first six months of 2015 were down 1.2% compared to the first six months of 2014 primarily due to a decline in Brazil, largely offset by growth in Mexico. The Company believes retail sales in Brazil in the first six months of 2015 were negatively impacted by a slowing economy, consumer uncertainty and aggressive price competition.
Retail sales in Canada were down 4.8% in the first six months of 2015 compared to the same period last year. The Company believes the decrease is a result of a highly competitive environment coinciding with the pending transition of the business from the independent distributor to direct distribution by the Company that was completed on August 4.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Six months ended
	June 30, 2015	June 30, 2014	(Decrease) Increase	% Change
North America Region
United States	93,278	93,955	(677)	(0.7)%
Canada	5,860	6,155	(295)	(4.8)
Total North America Region	99,138	100,110	(972)	(1.0)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	22,279	24,121	(1,842)	(7.6)
Other	3,288	3,583	(295)	(8.2)
Total EMEA Region	25,567	27,704	(2,137)	(7.7)
Asia Pacific Region
Japan	4,552	5,403	(851)	(15.8)
Other	11,062	9,077	1,985	21.9
Total Asia Pacific Region	15,614	14,480	1,134	7.8
Latin America Region	5,273	5,339	(66)	(1.2)
Total Worldwide Retail Sales	145,592	147,633	(2,041)	(1.4)%
Total International Retail Sales	52,314	53,678	(1,364)	(2.5)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Six months ended
	June 30, 2015	June 30, 2014	Increase	% Change
United States(b)	187,163	173,960	13,203	7.6%
Europe(c)	229,469	209,218	20,251	9.7%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	June 28, 2015		June 29, 2014		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	111,792	67.9%	117,334	67.9%	(5,542)	(4.7)%
International	52,969	32.1%	55,565	32.1%	(2,596)	(4.7)
Harley-Davidson motorcycle units	164,761	100.0%	172,899	100.0%	(8,138)	(4.7)%
Touring motorcycle units	73,360	44.5%	77,273	44.7%	(3,913)	(5.1)%
Cruiser motorcycle units(a)	53,348	32.4%	61,380	35.5%	(8,032)	(13.1)
Sportster® / Street motorcycle units(b)	38,053	23.1%	34,246	19.8%	3,807	11.1
Harley-Davidson motorcycle units	164,761	100.0%	172,899	100.0%	(8,138)	(4.7)%

(a)	Category previously referred to as "Custom" motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
The Company shipped 164,761 motorcycles worldwide during the first half of 2015, which was 4.7% lower than the first half of 2014. International shipments as a percent of total shipments was 32.1% in the first six months of 2015 and for the first six months of 2014. The Company continues to believe that international retail sales will grow at a faster rate than domestic retail sales over the next few years.(1)
The shipment mix percentage of Touring motorcycles in the first six months of 2015 was largely flat while shipment mix percentage of Sportster® / Street motorcycles increased in the first six months of 2015 offset by a decrease in Cruiser motorcycles compared to the same period last year.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	June 28, 2015	June 29, 2014	(Decrease) Increase	% Change
Revenue:
Motorcycles	$2,563,958	$2,785,953	$(221,995)	(8.0)%
Parts & Accessories	440,712	469,707	(28,995)	(6.2)
General Merchandise	143,946	140,500	3,446	2.5
Other	12,737	9,813	2,924	29.8
Total revenue	3,161,353	3,405,973	(244,620)	(7.2)
Cost of goods sold	1,923,864	2,089,703	(165,839)	(7.9)
Gross profit	1,237,489	1,316,270	(78,781)	(6.0)
Selling & administrative expense	433,655	429,585	4,070	0.9
Engineering expense	77,777	65,737	12,040	18.3
Operating expense	511,432	495,322	16,110	3.3
Operating income from Motorcycles	$726,057	$820,948	$(94,891)	(11.6)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2014 to the first half of 2015 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 29, 2014	$3,406.0	$2,089.7	$1,316.3
Volume	(143.0)	(88.7)	(54.3)
Price, net of related costs	38.6	4.0	34.6
Foreign currency exchange rates and hedging	(133.7)	(58.2)	(75.5)
Shipment mix	(6.5)	0.9	(7.4)
Raw material prices	—	(6.4)	6.4
Manufacturing and other costs	—	(17.4)	17.4
Total	(244.6)	(165.8)	(78.8)
Six months ended June 28, 2015	$3,161.4	$1,923.9	$1,237.5
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first half of 2014 to first half of 2015:

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

•
Gross profit was negatively impacted by changes in foreign currency exchange rates during the first six months of 2015 compared to the first six months of 2014. Revenue was negatively impacted by a devaluation in the Euro, Japanese yen, Brazilian real and Australian dollar. The negative impact to revenue was partially offset by a positive impact to cost of goods sold as a result of natural hedges and benefits of foreign currency exchange contracts, partially offset by an unfavorable impact due to the revaluation of foreign-denominated assets on the balance sheet.

•
Shipment mix changes negatively impacted gross profit primarily due to changes in motorcycle family mix, driven by higher shipments of Street motorcycles. The negative motorcycle family mix was partially offset by positive mix changes within parts and accessories and general merchandise.

•	Raw material prices were lower in the first half of 2015 relative to the first half of 2014.

•
Manufacturing costs in the first six months of 2015 benefited from increased manufacturing efficiencies and the absence of Street motorcycle start-up costs that were incurred in the first six months of 2014, partially offset by a higher cost per unit resulting from lower production volumes.

The net increase in operating expense was primarily due to increased marketing costs as the Company responded to the highly competitive environment and higher recall costs.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	June 28, 2015	June 29, 2014	Increase (Decrease)	% Change
Interest income	$293,852	$284,254	$9,598	3.4%
Other income	42,132	36,520	5,612	15.4
Financial Services revenue	335,984	320,774	15,210	4.7
Interest expense	79,724	79,598	126	0.2
Provision for credit losses	41,422	36,292	5,130	14.1
Operating expenses	68,261	67,255	1,006	1.5
Financial Services expense	189,407	183,145	6,262	3.4
Operating income from Financial Services	$146,577	$137,629	$8,948	6.5%
Interest income was higher in the first six months of 2015 due to higher average receivables in the retail and wholesale portfolios compared to the first six months of 2014, partially offset by lower yields primarily due to increased competition. Other income was favorable primarily due to increased credit card licensing and insurance revenue. Other income now includes international income which had previously been reported in interest income. Prior period amounts, which were not material, have been adjusted for comparability.
Interest expense increased slightly primarily due to higher average outstanding debt, partially offset by a lower cost of funds and a $1.1 million loss on the extinguishment of medium-term notes recorded during the first six months of 2014.
The provision for credit losses increased $5.1 million in the first six months of 2015. The retail motorcycle provision increased $5.9 million in the first six months of 2015 primarily as a result of higher credit losses and an increase in retail receivables. Credit losses were higher as a result of increased sub-prime originations in recent years, as well as changing consumer credit behavior. The wholesale provision was favorable by $0.8 million due primarily to a smaller increase in receivables in the first six months of 2015 as compared to 2014.
On a year-to-date basis, retail loan originations were comprised of approximately 80% prime loans and 20% sub-prime. Sub-prime originations represent a significant amount of retail sales to the Company at attractive returns which further reinforces the competitive advantage that HDFS brings to the Company.
Annualized losses on HDFS' retail motorcycle loans were 1.08% through June 28, 2015 compared to 0.97% through June 29, 2014. The 30-day delinquency rate for retail motorcycle loans at June 28, 2015 was 2.71% compared to 2.68% at June 29, 2014.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 28, 2015	June 29, 2014
Balance, beginning of period	$127,364	$110,693
Provision for credit losses	41,422	36,292
Charge-offs	(53,736)	(46,361)
Recoveries	24,181	21,731
Balance, end of period	$139,231	$122,355

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as of June 28, 2015 to reflect the new projected principal and interest payments for the remainder of 2015 and beyond as follows (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Principal payments on debt	$1,216,387	$1,951,101	$2,367,006	$692,206	$6,226,700
Interest payments on debt	87,666	227,144	94,906	1,940	411,656
	$1,304,053	$2,178,245	$2,461,912	$694,146	$6,638,356
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at June 28, 2015 remain constant.
As of June 28, 2015, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.
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
Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is probable that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine and/or other relief. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet. However, given the uncertainty that still exists concerning the resolution of this matter, there is a possibility that the actual loss incurred may be materially different from the Company’s current reserve. At this time, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter, if any.
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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
Liquidity and Capital Resources as of June 28, 2015(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders(1). The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations(1). The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations, and intercompany borrowings.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

June 28, 2015
Cash and cash equivalents	$1,247,579
Current marketable securities	52,516
Total cash and cash equivalents and marketable securities	1,300,095

Global credit facilities	1,235,017
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	10
Total availability under credit facilities	1,835,027
Total	$3,135,122

(a)	The U.S. commercial paper conduit facility expires on October 30, 2015. The Company anticipates that it will renew this facility prior to expiration(1).

(b)
The Canadian commercial paper conduit facility was due to expire on June 30, 2015 and is limited to Canadian-denominated borrowings. The Company renewed this facility and the new facility expires June 30, 2016.

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

Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Six months ended
	June 28, 2015	June 29, 2014
Net cash provided by operating activities	$613,944	$570,592
Net cash used by investing activities	(481,701)	(419,759)
Net cash provided by (used by) financing activities	214,351	(223,082)
Effect of exchange rate changes on cash and cash equivalents	(5,695)	4,983
Net increase (decrease) in cash and cash equivalents	$340,899	$(67,266)
Operating Activities
The increase in cash provided by operating activities for the first six months of 2015 compared to the first six months of 2014 was due in part to lower net cash outflows for wholesale lending. No contributions to qualified pension plans are required or planned in 2015(1). The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $85.2 million in the first six months of 2015 compared to $74.5 million in the same period last year. Net cash outflows for finance receivables for the first six months of 2015 were $19.7 million higher than in the same period last year as a result of an increase in retail motorcycle loan originations during the first six months of 2014. A net decrease in marketable securities during the first six months of 2014 resulted in higher investing cash inflows of approximately $36.5 million compared to the first six months of 2015.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $358.4 million in the first six months of 2015 compared to $223.7 million in the same period last year. Share repurchases during the first six months of 2015 included 5.9 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of June 28, 2015, there were 31.0 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $0.620 and $0.550 per share totaling $129.7 million and $120.6 million during the first six months of 2015 and 2014, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $724.6 million in the first six months of 2015 compared to net cash inflows of $94.6 million in the first six months of 2014. During the second quarter of 2015, the Company issued $500.0 million of secured notes through a term asset-backed securitization transaction. During the second quarter of 2014, the Company issued $850.0 million of secured notes through a term asset-backed securitization transaction. The Company’s total outstanding debt consisted of the following (in thousands):

	June 28, 2015	June 29, 2014
Unsecured commercial paper	$114,983	$619,622
Asset-backed Canadian commercial paper conduit facility	160,940	173,224
Medium-term notes	3,933,698	2,853,232
Term asset-backed securitization debt	2,017,079	1,712,855
Total debt	$6,226,700	$5,358,933

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of June 28, 2015 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable
Global Credit Facilities – On April 7, 2014, the Company entered into a new $675.0 million five-year credit facility to refinance and replace a $675.0 million four-year credit facility that was due to mature in April 2015. The new five-year credit facility matures in April 2019. The Company also has a $675.0 million five-year credit facility which matures in April 2017. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.35 billion as of June 28, 2015 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at June 28, 2015 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	1.15%	September 2012	September 2015
$450,000	3.88%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$400,000	1.55%	November 2014	November 2017
$887,958	6.80%	May 2008	June 2018
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the outstanding balance by $4.3 million and $1.2 million at June 28, 2015 and June 29, 2014, respectively.
There were no medium-term notes issued or repurchased during the second quarter of 2015. During the first quarter of 2015, the Company issued $600.0 million of medium-term notes which mature in 2020 and have an annual interest rate of 2.15%. There were no medium-term notes issued during the first half of 2014. During the second quarter of 2014, HDFS repurchased an aggregate of $6.1 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $1.1 million in loss on the extinguishment of debt, which included unamortized discounts and fees.
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

In July 2015, the Company issued $750.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. $450.0 million of the senior unsecured notes mature in July 2025 and have an interest rate of 3.50%, and $300.0 million of the senior unsecured notes mature in July 2045 and have an interest rate of 4.625%. The Company intends to use the proceeds from the debt to repurchase shares of its common stock.(1) The Company expects to complete the share repurchases by the end of 2015.(1) The share repurchases will be in addition to repurchases under the Company's ongoing share repurchase plan which it expects to be in line with the second half of 2014 repurchases of $392 million.(1)
Asset-Backed Canadian Commercial Paper Conduit Facility –The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$200 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$200 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 28, 2015, the Canadian Conduit had an expiration date of June 30, 2015. The Canadian Conduit was renewed on June 30, 2015 with similar terms and a borrowing amount of up to C$240 million with an expiration date of June 30, 2016. The contractual maturity of the debt is approximately 5 years.
During the first and second quarters of 2015, the Company transferred $19.2 million and $26.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $16.8 million and $23.4 million, respectively. During the first and second quarters of 2014, HDFS transferred $15.7 million and $26.4 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of$13.8 million and $23.1 million, respectively.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2014, the Company amended and restated its revolving facility (U.S. Conduit) with an asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. At June 28, 2015 and June 29, 2014, the Company had no outstanding borrowings under the U.S. Conduit.
This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 28, 2015, the U.S. Conduit expires October 30, 2015.
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
During the first quarter of 2015, the Company issued $700.0 million of secured notes through one term asset-backed securitization transaction. During the second quarter of 2015, the Company issued $500.0 million of secured notes through one term asset-backed securitization transaction. During the second quarter of 2014, the Company issued $850.0 million of secured notes through one term asset-backed securitization transaction. There were no other term asset-backed securitization transactions during the six months ended June 29, 2014.

Intercompany Borrowing – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company. During the six months ended June 28, 2015, there were no new intercompany loans made and the intercompany loan balance of $250 million outstanding as of December 31, 2014 was repaid. At June 29, 2014, the outstanding intercompany term loan balance was $550 million. The term loan balances and related interest are eliminated in the Company's consolidated financial statements.
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
At June 28, 2015, HDFS and the Company remained in compliance with all of the then existing covenants. There are no new covenants associated with the new senior unsecured debt issued in July 2015.
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
continue to develop the capabilities of its distributors and dealers and manage the risks that our independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(vi)	successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations,

(vii)	effect repurchases of its common stock at share prices that are within its expectations,

(viii)
consummate the Canada Distributor Transaction and complete the transition to the new direct distribution model in Canada on the timing for the costs and at the foreign currency exchange rates that are within its expectations,

(ix)	prevent a cybersecurity breach involving digital consumer, employee or dealer personal data,

(x)	manage the impact that prices for used motorcycles may have on retail sales of new motorcycles,

(xi)	manage risks that arise through expanding international manufacturing, operations and sales,

(xii)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(xiii)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(xiv)	manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xv)
prevent and detect any issues with the Company's products, components purchased from suppliers, and its suppliers' manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation, and adverse affects on the Company's reputation and brand strength,

(xvi)	develop and introduce products, services and experiences that are successful in the marketplace,

(xvii)	develop and implement sales and marketing plans that retain existing retail customers and attract new retail customers in an increasingly competitive marketplace,

(xviii)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities,

(xix)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(xx)	execute its flexible production strategy,

(xxi)	continue to manage the relationships and agreements that it has with its labor unions to help drive long-term competitiveness,

(xxii)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xxiii)	retain and attract talented employees,

(xxiv)	continue to have access to reliable sources of capital funding and adjust to fluctuations in the cost of capital, and

(xxv)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio
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
Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 16 of the Notes to Condensed Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 28, 2015:

2015 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 to May 3	1,448,410	60	1,448,410	17,200,902
May 4 to May 31	1,405,461	56	1,405,461	15,929,045
June 1 to June 28	—	—	—	30,952,335
Total	2,853,871	58	2,853,871

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 0.1 million shares during the quarter ended June 28, 2015 under this authorization. As of June 28, 2015, 23,290 shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made no discretionary share repurchases during the quarter ended June 28, 2015 under this authorization. As of June 28, 2015, no shares remained under this authorization.
In February 2014, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary share repurchases of 2.7 million shares during the quarter ended June 28, 2015 under this authorization. As of June 28, 2015, 15.9 million shares remained under this authorization.
Additionally, in June 2015, the Company disclosed that its Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company made no discretionary share repurchases during the quarter ended June 28, 2015 under this authorization. As of June 28, 2015, 15.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2015, the Company acquired 16,660 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 62 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 8/6/2015	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 8/6/2015	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated April 30, 2015, among Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended.
10.1*	Form of Non-competition and Non-solicitation Agreement between Harley-Davidson Canada LP and each of Donald A. James and Fred Deeley Imports Ltd., effective August 4, 2015
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended June 28, 2015, filed on August 6, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.