Form 10-Q
period 2015-09-27
HARLEY DAVIDSON INC
filed 2015-11-05
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at October 30, 2015: 191,860,127 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 27, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue:
Motorcycles and Related Products	$1,140,321	$1,130,558	$4,301,674	$4,536,531
Financial Services	177,109	171,046	513,093	491,820
Total revenue	1,317,430	1,301,604	4,814,767	5,028,351
Costs and expenses:
Motorcycles and Related Products cost of goods sold	746,282	735,958	2,670,146	2,825,661
Financial Services interest expense	41,214	40,141	120,938	119,739
Financial Services provision for credit losses	27,233	21,497	68,655	57,789
Selling, administrative and engineering expense	286,865	279,935	866,558	842,512
Total costs and expenses	1,101,594	1,077,531	3,726,297	3,845,701
Operating income	215,836	224,073	1,088,470	1,182,650
Investment income	3,211	1,509	5,983	4,940
Interest expense	4,879	77	4,897	4,147
Income before provision for income taxes	214,168	225,505	1,089,556	1,183,443
Provision for income taxes	73,821	75,439	379,545	413,307
Net income	$140,347	$150,066	$710,011	$770,136
Earnings per common share:
Basic	$0.69	$0.70	$3.43	$3.54
Diluted	$0.69	$0.69	$3.41	$3.52
Cash dividends per common share	$0.310	$0.275	$0.930	$0.825
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income	$140,347	$150,066	$710,011	$770,136
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(14,598)	(32,529)	(37,368)	(23,848)
Derivative financial instruments	(10,533)	12,595	(12,747)	15,518
Marketable securities	(99)	(148)	(294)	(264)
Pension and postretirement benefit plans	8,799	6,069	26,395	18,206
Total other comprehensive (loss) income, net of tax	(16,431)	(14,013)	(24,014)	9,612
Comprehensive income	$123,916	$136,053	$685,997	$779,748
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 27, 2015	December 31, 2014	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,368,554	$906,680	$979,866
Marketable securities	47,358	57,325	57,579
Accounts receivable, net	294,054	247,621	286,256
Finance receivables, net	2,068,873	1,916,635	2,012,466
Inventories	466,657	448,871	460,958
Restricted cash	113,499	98,627	142,286
Deferred income taxes	100,558	89,916	54,962
Other current assets	156,488	182,420	208,105
Total current assets	4,616,041	3,948,095	4,202,478
Finance receivables, net	5,009,473	4,516,246	4,653,034
Property, plant and equipment, net	877,787	883,077	826,764
Prepaid pension costs	—	—	261,983
Goodwill	54,267	27,752	28,638
Deferred income taxes	71,952	77,835	2,559
Other long-term assets	102,038	75,092	50,050
	$10,731,558	$9,528,097	$10,025,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,894	$196,868	$329,288
Accrued liabilities	464,352	449,317	507,006
Short-term debt	990,049	731,786	352,430
Current portion of long-term debt	891,710	1,011,315	1,518,320
Total current liabilities	2,663,005	2,389,286	2,707,044
Long-term debt	5,054,347	3,761,528	3,573,118
Pension liability	61,458	76,186	38,594
Postretirement healthcare liability	193,406	203,006	204,890
Deferred income taxes	—	—	42,326
Other long-term liabilities	199,669	188,805	175,171
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,448	3,442	3,439
Additional paid-in-capital	1,314,693	1,265,257	1,242,676
Retained earnings	8,977,600	8,459,040	8,443,005
Accumulated other comprehensive loss	(538,957)	(514,943)	(323,064)
Treasury stock, at cost	(7,197,111)	(6,303,510)	(6,081,693)
Total shareholders' equity	2,559,673	2,909,286	3,284,363
	$10,731,558	$9,528,097	$10,025,506

HARLEY-DAVIDSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 27, 2015	December 31, 2014	September 28, 2014
Balances held by consolidated variable interest entities (Note 7)
Current finance receivables, net	$357,713	$312,645	$336,520
Other assets	$4,492	$3,409	$3,845
Non-current finance receivables, net	$1,475,179	$1,113,801	$1,279,917
Restricted cash - current and non-current	$125,561	$110,017	$129,828
Current portion of long-term debt	$401,344	$366,889	$378,190
Long-term debt	$1,305,087	$904,644	$1,096,958
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 27, 2015	September 28, 2014
Net cash provided by operating activities (Note 3)	$1,020,957	$966,868
Cash flows from investing activities:
Capital expenditures	(139,054)	(120,316)
Origination of finance receivables	(3,112,827)	(2,918,881)
Collections on finance receivables	2,393,355	2,308,237
Sales and redemptions of marketable securities	9,500	41,010
Acquisition of business	(59,910)	—
Other	5,172	275
Net cash used by investing activities	(903,764)	(689,675)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	740,949	—
Repayments of senior unsecured notes	—	(303,000)
Proceeds from issuance of medium-term notes	595,386	594,431
Repayments of medium-term notes	(600,000)	(7,220)
Proceeds from securitization debt	1,195,668	847,126
Repayments of securitization debt	(764,909)	(631,302)
Net increase (decrease) in credit facilities and unsecured commercial paper	258,734	(315,278)
Borrowings of asset-backed commercial paper	69,191	57,669
Repayments of asset-backed commercial paper	(55,124)	(58,717)
Net change in restricted cash	(15,165)	2,521
Dividends paid	(191,451)	(179,860)
Purchase of common stock for treasury	(894,565)	(393,459)
Excess tax benefits from share-based payments	2,878	8,873
Issuance of common stock under employee stock option plans	16,755	28,850
Net cash provided by (used by) financing activities	358,347	(349,366)
Effect of exchange rate changes on cash and cash equivalents	(13,666)	(14,573)
Net increase (decrease) in cash and cash equivalents	$461,874	$(86,746)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$906,680	$1,066,612
Net increase (decrease) in cash and cash equivalents	461,874	(86,746)
Cash and cash equivalents—end of period	$1,368,554	$979,866
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of September 27, 2015 and September 28, 2014, the consolidated statements of income for the three and nine month periods then ended, the consolidated statements of comprehensive income for the three and nine month periods then ended and the consolidated statements of cash flows for the nine month periods then ended.
Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company operates in two principal reportable segments: Motorcycles & Related Products (Motorcycles) and Financial Services.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (ASU No. 2014-09). ASU No. 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU No. 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and for interim periods therein. The Company is currently evaluating the impact of adoption.
In February 2015, the FASB issued ASU No. 2015-02 Amendments to the Consolidation Analysis (ASU 2015-02). ASU No. 2015-02 amends the guidance within Accounting Standards Codification (ASC) Topic 810, "Consolidation,” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The Company is required to adopt ASU No. 2015-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company believes the adoption of ASU No. 2015-02 will not have an impact on its financial results and will only impact the content of the current disclosure.
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU No. 2015-03 amends the guidance within ASC Topic 835, "Interest", to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. The Company is required to adopt ASU No. 2015-03 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 on a retrospective basis. Upon adoption, the Company will reclassify its debt issuance costs, other than debt issuance costs related to line of credit arrangements as discussed more fully below, from other assets to debt on the balance sheet. At September 27, 2015, the Company had $21.8 million of debt issuance costs, which includes $2.3 million of debt issuance costs related to line of credit arrangements, recorded as assets on the balance sheet.
In August 2015, the FASB issued ASU No. 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU No. 2015-15 amends the guidance within ASC Topic 835,

"Interest", to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company is required to adopt ASU No. 2015-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 on a retrospective basis. The Company currently has $2.3 million of debt issuance costs related to line of credit arrangements recorded as an asset as of September 27, 2015. The Company intends to continue to classify debt issuance costs related to its line of credit arrangements as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangement.
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU No. 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period in which they determine the amounts. This would include any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The Company is required to adopt ASU 2015-16 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adoption.
3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	September 27, 2015	December 31, 2014	September 28, 2014
Available-for-sale: Corporate bonds	$47,358	$57,325	$57,579
Trading securities: Mutual funds	35,258	33,815	32,727
	$82,616	$91,140	$90,306
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first nine months of 2015 and 2014, the Company recognized gross unrealized losses of approximately $467,000 and $419,000, respectively, or $294,000 and $264,000 net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 2 to 19 months.
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
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 27, 2015	December 31, 2014	September 28, 2014
Components at the lower of FIFO cost or market
Raw materials and work in process	$153,779	$151,254	$148,267
Motorcycle finished goods	228,243	230,309	242,133
Parts and accessories and general merchandise	134,537	117,210	119,284
Inventory at lower of FIFO cost or market	516,559	498,773	509,684
Excess of FIFO over LIFO cost	(49,902)	(49,902)	(48,726)
	$466,657	$448,871	$460,958

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$710,011	$770,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,024	130,688
Amortization of deferred loan origination costs	71,012	70,330
Amortization of financing origination fees	7,331	6,405
Provision for employee long-term benefits	36,954	25,281
Contributions to pension and postretirement plans	(19,358)	(22,528)
Stock compensation expense	23,732	27,862
Net change in wholesale finance receivables related to sales	(157,532)	(194,711)
Provision for credit losses	68,655	57,789
Loss on debt extinguishment	—	1,145
Deferred income taxes	(9,272)	(12,030)
Foreign currency adjustments	22,010	12,948
Other, net	5,000	11,535
Changes in current assets and liabilities:
Accounts receivable, net	(60,687)	(40,015)
Finance receivables—accrued interest and other	(98)	(2,077)
Inventories	(36,109)	(48,095)
Accounts payable and accrued liabilities	211,045	191,354
Derivative instruments	(6,734)	(1,813)
Other	12,973	(17,336)
Total adjustments	310,946	196,732
Net cash provided by operating activities	$1,020,957	$966,868
4. Acquisition
On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd (Deeley Imports) and certain of its affiliates including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada (Transaction) for total consideration of $59.9 million. The majority equity owner of Deeley Imports is a member of the Board of Directors of the Company. The Company believes that the acquisition of the Canadian distribution rights will align Harley-Davidson's Canada distribution with the Company's global go-to-market approach.
The financial impact of the acquisition, which is part of the Motorcycles segment, has been included in the Company's consolidated financial statements from the date of acquisition. Proforma information reflecting this acquisition has not been disclosed as the proforma impact on consolidated net income would not be material.

The following table summarizes the preliminary fair values of the Deeley Imports assets acquired and liabilities assumed at the date of acquisition (in thousands):

August 4, 2015
Current assets	$11,088
Property, plant and equipment	144
Intangible assets	20,842
Goodwill	28,567
Total assets	60,641
Current liabilities	731
Net assets acquired	$59,910
The fair values are preliminary and still under review by the Company, and may be subsequently adjusted to reflect final appraisals.
As noted above, in conjunction with the acquisition of certain assets and assumption of certain liabilities of Deeley Imports, the Company recorded goodwill of $28.6 million and intangible assets with an initial fair value of $20.8 million. Of the total intangible assets acquired, $13.3 million was assigned to reacquired distribution rights with a useful life of two years and $7.5 million was assigned to customer relationships with a useful life of twenty years. The Company agreed to reimburse Deeley Imports for severance costs associated with the Transaction resulting in $3.3 million of expense included in selling, administrative and engineering expense in the third quarter of 2015. The Company did not acquire any cash as part of the Transaction.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the Motorcycles segment were as follows (in thousands):

	Nine Months Ended
	September 27, 2015	September 28, 2014
Balance, beginning of year	$27,752	$30,452
Business acquisitions	28,567	—
Currency translations	(2,052)	(1,814)
Balance, end of period	$54,267	$28,638
The Motorcycles segment intangible assets consisted of the following (in thousands):

	September 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Other intangible assets
Reacquired distribution rights	$13,117	$(1,093)	$12,024	2
Customer relationships	7,399	(62)	7,337	20
Total other intangible assets(a)	$20,516	$(1,155)	$19,361

(a)	Other intangible assets are included in other long-term assets on the Company's consolidated balance sheets.

Amortization expense of other intangible assets for the three and nine months ended September 27, 2015, was $1.2 million. The Company estimates future amortization to be approximately as follows (in thousands):

Estimated Amortization
2015 (remaining 3 months)	$1,746
2016	6,984
2017	4,229
2018	372
2019	372
2020	372
Thereafter	5,286
$19,361
The Financial Services segment did not have a goodwill or intangible assets balance at September 27, 2015 and September 28, 2014.
6. Finance Receivables
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
Finance receivables, net, consisted of the following (in thousands):

	September 27, 2015	December 31, 2014	September 28, 2014
Retail	$6,194,332	$5,607,924	$5,757,927
Wholesale	1,029,397	952,321	1,033,576
Total finance receivables	7,223,729	6,560,245	6,791,503
Allowance for credit losses	(145,383)	(127,364)	(126,003)
Finance receivables, net	$7,078,346	$6,432,881	$6,665,500
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 27, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$131,903	$7,328	$139,231
Provision for credit losses	28,309	(1,076)	27,233
Charge-offs	(30,203)	—	(30,203)
Recoveries	9,122	—	9,122
Balance, end of period	$139,131	$6,252	$145,383

	Three months ended September 28, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$114,899	$7,456	$122,355
Provision for credit losses	23,612	(2,115)	21,497
Charge-offs	(26,093)	—	(26,093)
Recoveries	8,244	—	8,244
Balance, end of period	$120,662	$5,341	$126,003

	Nine months ended September 27, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	67,742	913	68,655
Charge-offs	(83,939)	—	(83,939)
Recoveries	33,303	—	33,303
Balance, end of period	$139,131	$6,252	$145,383

	Nine months ended September 28, 2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	57,078	711	57,789
Charge-offs	(72,454)	—	(72,454)
Recoveries	29,975	—	29,975
Balance, end of period	$120,662	$5,341	$126,003
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	September 27, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	139,131	6,252	145,383
Total allowance for credit losses	$139,131	$6,252	$145,383
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,194,332	1,029,397	7,223,729
Total finance receivables	$6,194,332	$1,029,397	$7,223,729

	December 31, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	122,025	5,339	127,364
Total allowance for credit losses	$122,025	$5,339	$127,364
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,607,924	952,321	6,560,245
Total finance receivables	$5,607,924	$952,321	$6,560,245

	September 28, 2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	120,662	5,341	126,003
Total allowance for credit losses	$120,662	$5,341	$126,003
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,757,927	1,033,576	6,791,503
Total finance receivables	$5,757,927	$1,033,576	$6,791,503
There were no wholesale finance receivables at September 27, 2015, December 31, 2014, or September 28, 2014 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of September 27, 2015, December 31, 2014 and September 28, 2014, all retail finance receivables were accounted for as interest-earning receivables, of which $23.8 million, $28.7 million and $20.3 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at September 27, 2015, December 31, 2014 or September 28, 2014. At September 27, 2015, December 31, 2014 and September 28, 2014, $0.1 million, $0.2 million, and $0.2 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	September 27, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,024,620	$111,393	$34,511	$23,808	$169,712	$6,194,332
Wholesale	1,028,981	106	162	148	416	1,029,397
Total	$7,053,601	$111,499	$34,673	$23,956	$170,128	$7,223,729

	December 31, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,427,719	$113,007	$38,486	$28,712	$180,205	$5,607,924
Wholesale	951,660	383	72	206	661	952,321
Total	$6,379,379	$113,390	$38,558	$28,918	$180,866	$6,560,245

	September 28, 2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,607,089	$99,489	$31,006	$20,343	$150,838	$5,757,927
Wholesale	1,032,846	496	77	157	730	1,033,576
Total	$6,639,935	$99,985	$31,083	$20,500	$151,568	$6,791,503
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	September 27, 2015	December 31, 2014	September 28, 2014
Prime	$4,936,438	$4,435,352	$4,550,126
Sub-prime	1,257,894	1,172,572	1,207,801
Total	$6,194,332	$5,607,924	$5,757,927
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	September 27, 2015	December 31, 2014	September 28, 2014
Doubtful	$—	$954	$1,297
Substandard	14,949	7,025	6,682
Special Mention	3,706	—	—
Medium Risk	6,496	11,557	5,714
Low Risk	1,004,246	932,785	1,019,883
Total	$1,029,397	$952,321	$1,033,576
7. Asset-Backed Financing
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

The following table shows the assets and liabilities related to the asset-backed financings that were included in the financial statements (in thousands):

	September 27, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,875,571	$(42,679)	$125,561	$4,383	$1,962,836	$1,706,431
Asset-backed U.S. commercial paper conduit facility	—	—	—	109	109	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	175,173	(3,090)	11,656	473	184,212	158,712
Total on-balance sheet assets and liabilities	$2,050,744	$(45,769)	$137,217	$4,965	$2,147,157	$1,865,143

	December 31, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,458,602	$(32,156)	$110,017	$2,987	$1,539,450	$1,271,533
Asset-backed U.S. commercial paper conduit facility	—	—	—	422	422	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	185,099	(2,965)	12,035	262	194,431	166,912
Total on-balance sheet assets and liabilities	$1,643,701	$(35,121)	$122,052	$3,671	$1,734,303	$1,438,445

	September 28, 2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,651,552	$(35,115)	$129,828	$3,313	$1,749,578	$1,475,148
Asset-backed U.S. commercial paper conduit facility	—	—	—	532	532	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,933	(3,259)	12,458	213	213,345	165,166
Total on-balance sheet assets and liabilities	$1,855,485	$(38,374)	$142,286	$4,058	$1,963,455	$1,640,314
Term Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each term asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2016 to 2022.

The following table includes quarterly issuances of secured notes, each through one term asset-backed securitization transaction (in thousands):

	2015	2014
First quarter	$700,000	$—
Second quarter	500,000	850,000
Third quarter	—	—
	$1,200,000	$850,000
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
The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal generally based on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 27, 2015, the U.S. Conduit has an expiration date of October 30, 2015.
The SPE had no borrowings outstanding under the U.S. Conduit at September 27, 2015, December 31, 2014 or September 28, 2014; therefore, U.S. Conduit assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2015, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$240.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 27, 2015, the Canadian Conduit has an expiration date of June 30, 2016. The contractual maturity of the debt is approximately 5 years.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $25.5 million at September 27, 2015. The maximum exposure is not an indication of the Company's expected loss exposure.

The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2015		2014
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$19,200	$16,800	$15,727	$13,761
Second quarter	26,761	23,416	26,400	23,100
Third quarter	33,100	29,000	24,400	21,400
	$79,061	$69,216	$66,527	$58,261
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 27, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,111,571	$719,854	$391,717	$—
Marketable securities	82,616	35,258	47,358	—
Derivatives	18,015	—	18,015	—
	$1,212,202	$755,112	$457,090	$—
Liabilities:
Derivatives	$1,309	$—	$1,309	$—

	December 31, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$737,024	$482,686	$254,338	$—
Marketable securities	91,140	33,815	57,325	—
Derivatives	32,244	—	32,244	—
	$860,408	$516,501	$343,907	$—
Liabilities:
Derivatives	$2,027	$—	$2,027	$—

	September 28, 2014
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$687,259	$366,942	$320,317	$—
Marketable securities	90,306	32,727	57,579	—
Derivatives	24,908	—	24,908	—
	$802,473	$399,669	$402,804	$—
Liabilities:
Derivatives	$441	$—	$441	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $16.6 million, $13.4 million and $13.5 million at September 27, 2015, December 31, 2014 and September 28, 2014, for which the fair value adjustment was $6.7 million, $5.0 million and $5.6 million at September 27, 2015, December 31, 2014 and September 28, 2014, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

9. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, and foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 10).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	September 27, 2015		December 31, 2014		September 28, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$1,368,554	$1,368,554	$906,680	$906,680	$979,866	$979,866
Marketable securities	$82,616	$82,616	$91,140	$91,140	$90,306	$90,306
Derivatives	$18,015	$18,015	$32,244	$32,244	$24,908	$24,908
Finance receivables, net	$7,170,873	$7,078,346	$6,519,500	$6,432,881	$6,760,096	$6,665,500
Restricted cash	$137,217	$137,217	$122,052	$122,052	$142,286	$142,286
Liabilities:
Derivatives	$1,309	$1,309	$2,027	$2,027	$441	$441
Unsecured commercial paper	$990,049	$990,049	$731,786	$731,786	$352,430	$352,430
Asset-backed Canadian commercial paper conduit facility	$158,712	$158,712	$166,912	$166,912	$165,166	$165,166
Medium-term notes	$3,468,459	$3,334,035	$3,502,536	$3,334,398	$3,641,946	$3,451,124
Senior unsecured notes	$752,494	$746,879	$—	$—	$—	$—
Term asset-backed securitization debt	$1,707,076	$1,706,431	$1,270,656	$1,271,533	$1,476,300	$1,475,148
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
During the second quarter of 2015, the Company entered into treasury rate locks to fix the interest rate on a portion of the principal related to its anticipated issuance of senior unsecured debt during the third quarter of 2015. The treasury rate lock contracts were settled in July 2015. The loss at settlement was recorded in accumulated other comprehensive loss and will be reclassified into earnings over the life of the debt.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	September 27, 2015			December 31, 2014			September 28, 2014
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$460,323	$18,015	$19	$339,077	$32,244	$—	$367,077	$24,908	$—
Commodity contracts(c)	1,297	—	168	1,728	—	414	1,599	—	100
Total	$461,620	$18,015	$187	$340,805	$32,244	$414	$368,676	$24,908	$100
	September 27, 2015			December 31, 2014			September 28, 2014
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$7,027	$—	$1,122	$11,804	$—	$1,613	$7,711	$—	$341
	$7,027	$—	$1,122	$11,804	$—	$1,613	$7,711	$—	$341

(a)	Foreign currency and commodity contract fair value included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Nine months ended
Cash Flow Hedges	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Foreign currency contracts	$6,796	$26,941	$35,004	$29,434
Commodity contracts	(138)	(100)	(284)	91
Treasury rate locks	(10,746)	—	(7,381)	—
Total	$(4,088)	$26,841	$27,339	$29,525

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Expected to be Reclassified
Cash Flow Hedges	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	Over the Next Twelve Months
Foreign currency contracts(a)	$12,771	$6,852	$48,175	$4,611	$17,487
Commodity contracts(a)	(68)	(17)	(530)	266	(168)
Treasury rate locks(b)	(60)	—	(60)	—	(362)
Total	$12,643	$6,835	$47,585	$4,877	$16,957

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in interest expense
For the three and nine months ended September 27, 2015 and September 28, 2014, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Nine months ended
Derivatives Not Designated As Hedges	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Commodity contracts(a)	$(731)	$(426)	$(1,257)	$(570)
Total	$(731)	$(426)	$(1,257)	$(570)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
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
11. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended September 27, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(26,252)	$(895)	$16,828	$(512,207)	$(522,526)
Other comprehensive loss before reclassifications	(17,003)	(157)	(4,088)	—	(21,248)
Income tax	2,405	58	1,514	—	3,977
Net other comprehensive loss before reclassifications	(14,598)	(99)	(2,574)	—	(17,271)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(12,771)	—	(12,771)
Realized (gains) losses - commodities contracts(a)	—	—	68	—	68
Realized (gains) losses - treasury rate lock(c)	—	—	60	—	60
Prior service credits(b)	—	—	—	(695)	(695)
Actuarial losses(b)	—	—	—	14,671	14,671
Total reclassifications before tax	—	—	(12,643)	13,976	1,333
Income tax expense (benefit)	—	—	4,684	(5,177)	(493)
Net reclassifications	—	—	(7,959)	8,799	840
Other comprehensive (loss) income	(14,598)	(99)	(10,533)	8,799	(16,431)
Balance, end of period	$(40,850)	$(994)	$6,295	$(503,408)	$(538,957)

	Three months ended September 28, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$42,007	$(392)	$1,243	$(351,909)	$(309,051)
Other comprehensive (loss) income before reclassifications	(34,202)	(235)	26,841	—	(7,596)
Income tax	1,673	87	(9,942)	—	(8,182)
Net other comprehensive (loss) income before reclassifications	(32,529)	(148)	16,899	—	(15,778)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(6,852)	—	(6,852)
Realized (gains) losses - commodities contracts(a)	—	—	17	—	17
Prior service credits(b)	—	—	—	(684)	(684)
Actuarial losses(b)	—	—	—	10,323	10,323
Total reclassifications before tax	—	—	(6,835)	9,639	2,804
Income tax expense (benefit)	—	—	2,531	(3,570)	(1,039)
Net reclassifications	—	—	(4,304)	6,069	1,765
Other comprehensive (loss) income	(32,529)	(148)	12,595	6,069	(14,013)
Balance, end of period	$9,478	$(540)	$13,838	$(345,840)	$(323,064)

	Nine months ended September 27, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(41,954)	(467)	27,339	—	(15,082)
Income tax	4,586	173	(10,126)	—	(5,367)
Net other comprehensive (loss) income before reclassifications	(37,368)	(294)	17,213	—	(20,449)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(48,175)	—	(48,175)
Realized (gains) losses - commodities contracts(a)	—	—	530	—	530
Realized (gains) losses - treasury rate lock(c)	—	—	60	—	60
Prior service credits(b)	—	—	—	(2,085)	(2,085)
Actuarial losses(b)	—	—	—	44,010	44,010
Total reclassifications before tax	—	—	(47,585)	41,925	(5,660)
Income tax expense (benefit)	—	—	17,625	(15,530)	2,095
Net reclassifications	—	—	(29,960)	26,395	(3,565)
Other comprehensive (loss) income	(37,368)	(294)	(12,747)	26,395	(24,014)
Balance, end of period	$(40,850)	$(994)	$6,295	$(503,408)	$(538,957)

	Nine months ended September 28, 2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive (loss) income before reclassifications	(25,502)	(419)	29,525	—	3,604
Income tax	1,654	155	(10,936)	—	(9,127)
Net other comprehensive (loss) income before reclassifications	(23,848)	(264)	18,589	—	(5,523)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(4,611)	—	(4,611)
Realized (gains) losses - commodities contracts(a)	—	—	(266)	—	(266)
Prior service credits(b)	—	—	—	(2,052)	(2,052)
Actuarial losses(b)	—	—	—	30,968	30,968
Total reclassifications before tax	—	—	(4,877)	28,916	24,039
Income tax expense (benefit)	—	—	1,806	(10,710)	(8,904)
Net reclassifications	—	—	(3,071)	18,206	15,135
Other comprehensive (loss) income	(23,848)	(264)	15,518	18,206	9,612
Balance, end of period	$9,478	$(540)	$13,838	$(345,840)	$(323,064)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified are included in the computation of net periodic period cost. See Note 16 for information related to pension and postretirement benefit plans.

(c)	Amounts reclassified to net income are included in interest expense.

12. Debt
Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following (in thousands):

	September 27, 2015	December 31, 2014	September 28, 2014
Unsecured commercial paper	$990,049	$731,786	$352,430
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	September 27, 2015	December 31, 2014	September 28, 2014
Secured debt
Asset-backed Canadian commercial paper conduit facility	$158,712	$166,912	$165,166
Term asset-backed securitization debt	1,706,431	1,271,533	1,475,148
Unsecured notes
5.75% Medium-term notes due in 2014 ($500.0 million par value)	—	—	499,987
1.15% Medium-term notes due in 2015 ($600.0 million par value)	—	599,817	599,749
3.88% Medium-term notes due in 2016 ($450.0 million par value)	449,977	449,937	449,923
2.70% Medium-term notes due in 2017 ($400.0 million par value)	399,976	399,963	399,959
1.55% Medium-term notes due in 2017 ($400.0 million par value)	399,603	399,464	—
6.80% Medium-term notes due in 2018 ($888.0 million par value)	887,511	887,381	903,785
2.40% Medium-term notes due in 2019 ($600.0 million par value)	598,181	597,836	597,721
2.15% Medium-term notes due in 2020 ($600.0 million par value)	598,787	—	—
3.50% Senior unsecured notes due in 2025 ($450.0 million par value)	447,555	—	—
4.625% Senior unsecured notes due in 2045 ($300.0 million par value)	299,324	—	—
Gross long-term debt	5,946,057	4,772,843	5,091,438
Less: current portion of long-term debt	(891,710)	(1,011,315)	(1,518,320)
Long-term debt	$5,054,347	$3,761,528	$3,573,118
In July 2015, the Company issued $450.0 million of senior unsecured notes that mature in July 2025 that have an interest rate of 3.50% and $300.0 million of senior unsecured notes that mature in July 2045 that have an interest rate of 4.625% in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. The Company is using the proceeds from the issuance to repurchase shares of the Company's common stock in 2015.
There were no medium-term notes issued during the second and third quarters of 2015. During the first quarter of 2015, the Company issued $600.0 million of medium-term notes which mature in February 2020 and have an annual interest rate of 2.15%. During the third quarter of 2014, the Company issued $600.0 million of medium-term notes which mature in 2019 and have an annual interest rate of 2.40%. There were no other medium-term notes issued during the nine months ended September 28, 2014.
There were no medium-term note repurchases made during 2015. During the second quarter of 2014, HDFS repurchased an aggregate of $6.1 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $1.1 million of loss on the extinguishment of debt, which included unamortized discounts and fees. There were no other repurchases made during 2014. During September 2015, $600.0 million of 1.15% medium-term notes matured, and the principal and accrued interest were paid in full. There were no other medium-term note maturities during the first nine months of 2015, and no maturities during the nine months ended September 28, 2014.
The term asset-backed securitization transactions are further discussed in Note 7.
13. Income Taxes
The Company’s 2015 income tax rate for the nine months ended September 27, 2015 was 34.8% compared to 34.9% for the same period last year.

14. Product Warranty and Recall Campaigns
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
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Balance, beginning of period	$83,416	$76,037	$69,250	$64,120
Warranties issued during the period	9,714	12,518	46,668	49,704
Settlements made during the period	(31,492)	(22,260)	(68,611)	(50,754)
Recalls and changes to pre-existing warranty liabilities	18,170	14,033	32,501	17,258
Balance, end of period	$79,808	$80,328	$79,808	$80,328
The liability for recall campaigns was $16.4 million, $9.8 million and $15.7 million as of September 27, 2015, December 31, 2014 and September 28, 2014, respectively.
15. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Numerator:
Net income used in computing basic and diluted earnings per share	$140,347	$150,066	$710,011	$770,136
Denominator:
Denominator for basic earnings per share - weighted-average common shares	203,598	215,572	207,255	217,429
Effect of dilutive securities - employee stock compensation plan	982	1,321	1,027	1,409
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	204,580	216,893	208,282	218,838
Earnings per common share:
Basic	$0.69	$0.70	$3.43	$3.54
Diluted	$0.69	$0.69	$3.41	$3.52
Outstanding options to purchase 0.9 million and 0.6 million shares of common stock for the three months ended September 27, 2015 and September 28, 2014, respectively, and 0.9 million and 0.5 million shares of common stock for the nine months ended September 27, 2015 and September 28, 2014, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine month periods ended September 27, 2015 and September 28, 2014, respectively.

16. Employee Benefit Plans
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

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Pension and SERPA Benefits
Service cost	$10,010	$7,874	$30,030	$23,623
Interest cost	21,836	21,731	65,508	65,193
Expected return on plan assets	(36,232)	(34,184)	(108,696)	(102,551)
Amortization of unrecognized:
Prior service cost	109	279	327	838
Net loss	13,678	9,141	41,031	27,422
Net periodic benefit cost	$9,401	$4,841	$28,200	$14,525
Postretirement Healthcare Benefits
Service cost	$2,065	$1,754	$6,195	$5,262
Interest cost	3,541	4,220	10,623	12,659
Expected return on plan assets	(2,877)	(2,607)	(8,631)	(7,822)
Amortization of unrecognized:
Prior service credit	(804)	(963)	(2,412)	(2,890)
Net loss	993	1,182	2,979	3,546
Net periodic benefit cost	$2,918	$3,586	$8,754	$10,755
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

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Motorcycles net revenue	$1,140,321	$1,130,558	$4,301,674	$4,536,531
Gross profit	394,039	394,600	1,631,528	1,710,870
Selling, administrative and engineering expense	250,974	248,286	762,406	743,608
Operating income from Motorcycles	143,065	146,314	869,122	967,262
Financial Services revenue	177,109	171,046	513,093	491,820
Financial Services expense	104,338	93,287	293,745	276,432
Operating income from Financial Services	72,771	77,759	219,348	215,388
Operating income	$215,836	$224,073	$1,088,470	$1,182,650

18. Commitments and Contingencies
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
The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in accrued liabilities in the Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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

	Three months ended September 27, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,142,948	$—	$(2,627)	$1,140,321
Financial Services		177,487	(378)	177,109
Total revenue	1,142,948	177,487	(3,005)	1,317,430
Costs and expenses:
Motorcycles and Related Products cost of goods sold	746,282	—	—	746,282
Financial Services interest expense	—	41,214	—	41,214
Financial Services provision for credit losses	—	27,233	—	27,233
Selling, administrative and engineering expense	251,352	38,518	(3,005)	286,865
Total costs and expenses	997,634	106,965	(3,005)	1,101,594
Operating income	145,314	70,522	—	215,836
Investment income	3,211	—	—	3,211
Interest expense	4,879	—	—	4,879
Income before provision for income taxes	143,646	70,522	—	214,168
Provision for income taxes	47,703	26,118	—	73,821
Net income	$95,943	$44,404	$—	$140,347
	Nine months ended September 27, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,309,589	$—	$(7,915)	$4,301,674
Financial Services	—	514,324	(1,231)	513,093
Total revenue	4,309,589	514,324	(9,146)	4,814,767
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,670,146	—	—	2,670,146
Financial Services interest expense	—	120,938	—	120,938
Financial Services provision for credit losses	—	68,655	—	68,655
Selling, administrative and engineering expense	763,637	112,067	(9,146)	866,558
Total costs and expenses	3,433,783	301,660	(9,146)	3,726,297
Operating income	875,806	212,664	—	1,088,470
Investment income	105,983	—	(100,000)	5,983
Interest expense	4,897	—	—	4,897
Income before provision for income taxes	976,892	212,664	(100,000)	1,089,556
Provision for income taxes	303,852	75,693	—	379,545
Net income	$673,040	$136,971	$(100,000)	$710,011

	Three months ended September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,133,369	$—	$(2,811)	$1,130,558
Financial Services	—	171,429	(383)	171,046
Total revenue	1,133,369	171,429	(3,194)	1,301,604
Costs and expenses:
Motorcycles and Related Products cost of goods sold	735,958	—	—	735,958
Financial Services interest expense	—	40,141	—	40,141
Financial Services provision for credit losses	—	21,497	—	21,497
Selling, administrative and engineering expense	248,669	34,460	(3,194)	279,935
Total costs and expenses	984,627	96,098	(3,194)	1,077,531
Operating income	148,742	75,331	—	224,073
Investment income	1,509	—	—	1,509
Interest expense	77	—	—	77
Income before provision for income taxes	150,174	75,331	—	225,505
Provision for income taxes	47,801	27,638	—	75,439
Net income	$102,373	$47,693	$—	$150,066
	Nine months ended September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,544,310	$—	$(7,779)	$4,536,531
Financial Services	—	493,078	(1,258)	491,820
Total revenue	4,544,310	493,078	(9,037)	5,028,351
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,825,661	—	—	2,825,661
Financial Services interest expense	—	119,739	—	119,739
Financial Services provision for credit losses	—	57,789	—	57,789
Selling, administrative and engineering expense	744,866	106,683	(9,037)	842,512
Total costs and expenses	3,570,527	284,211	(9,037)	3,845,701
Operating income	973,783	208,867	—	1,182,650
Investment income	124,940	—	(120,000)	4,940
Interest expense	4,147	—	—	4,147
Income before provision for income taxes	1,094,576	208,867	(120,000)	1,183,443
Provision for income taxes	336,677	76,630	—	413,307
Net income	$757,899	$132,237	$(120,000)	$770,136

	September 27, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$963,360	$405,194	$—	$1,368,554
Marketable securities	47,358	—	—	47,358
Accounts receivable, net	725,828	—	(431,774)	294,054
Finance receivables, net	—	2,068,873	—	2,068,873
Inventories	466,657	—	—	466,657
Restricted cash	—	113,499	—	113,499
Deferred income taxes	53,218	47,340	—	100,558
Other current assets	121,953	43,714	(9,179)	156,488
Total current assets	2,378,374	2,678,620	(440,953)	4,616,041
Finance receivables, net	—	5,009,473	—	5,009,473
Property, plant and equipment, net	845,297	32,490	—	877,787
Goodwill	54,267	—	—	54,267
Deferred income taxes	59,649	14,232	(1,929)	71,952
Other long-term assets	141,588	40,403	(79,953)	102,038
	$3,479,175	$7,775,218	$(522,835)	$10,731,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,154	$458,514	$(431,774)	$316,894
Accrued liabilities	382,292	93,168	(11,108)	464,352
Short-term debt	—	990,049	—	990,049
Current portion of long-term debt	—	891,710	—	891,710
Total current liabilities	672,446	2,433,441	(442,882)	2,663,005
Long-term debt	746,879	4,307,468	—	5,054,347
Pension liability	61,458	—	—	61,458
Postretirement healthcare benefits	193,406	—	—	193,406
Other long-term liabilities	172,038	27,631	—	199,669
Shareholders’ equity	1,632,948	1,006,678	(79,953)	2,559,673
	$3,479,175	$7,775,218	$(522,835)	$10,731,558

	December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$573,895	$332,785	$—	$906,680
Marketable securities	57,325	—	—	57,325
Accounts receivable, net	658,735	—	(411,114)	247,621
Finance receivables, net	—	1,916,635	—	1,916,635
Inventories	448,871	—	—	448,871
Restricted cash	—	98,627	—	98,627
Deferred income taxes	50,015	39,901	—	89,916
Other current assets	142,278	43,125	(2,983)	182,420
Total current assets	1,931,119	2,431,073	(414,097)	3,948,095
Finance receivables, net	—	4,516,246	—	4,516,246
Property, plant and equipment, net	848,661	34,416	—	883,077
Goodwill	27,752	—	—	27,752
Deferred income taxes	75,121	4,863	(2,149)	77,835
Other long-term assets	113,727	39,309	(77,944)	75,092
	$2,996,380	$7,025,907	$(494,190)	$9,528,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,098	$436,884	$(411,114)	$196,868
Accrued liabilities	370,652	83,797	(5,132)	449,317
Short-term debt	—	731,786	—	731,786
Current portion of long-term debt	—	1,011,315	—	1,011,315
Total current liabilities	541,750	2,263,782	(416,246)	2,389,286
Long-term debt	—	3,761,528	—	3,761,528
Pension liability	76,186	—	—	76,186
Postretirement healthcare benefits	203,006	—	—	203,006
Other long-term liabilities	164,060	24,745	—	188,805
Shareholders’ equity	2,011,378	975,852	(77,944)	2,909,286
	$2,996,380	$7,025,907	$(494,190)	$9,528,097

	September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$630,134	$349,732	$—	$979,866
Marketable securities	57,579	—	—	57,579
Accounts receivable, net	967,140	—	(680,884)	286,256
Finance receivables, net	—	2,012,466	—	2,012,466
Inventories	460,958	—	—	460,958
Restricted cash	—	142,286	—	142,286
Deferred income taxes	43,900	46,724	(35,662)	54,962
Other current assets	172,483	35,622	—	208,105
Total current assets	2,332,194	2,586,830	(716,546)	4,202,478
Finance receivables, net	—	4,653,034	—	4,653,034
Property, plant and equipment, net	793,256	33,508	—	826,764
Prepaid pension costs	261,983	—	—	261,983
Goodwill	28,638	—	—	28,638
Deferred income taxes	2,559	—	—	2,559
Other long-term assets	111,249	15,972	(77,171)	50,050
	$3,529,879	$7,289,344	$(793,717)	$10,025,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,764	$744,408	$(680,884)	$329,288
Accrued liabilities	411,953	132,717	(37,664)	507,006
Short-term debt	—	352,430	—	352,430
Current portion of long-term debt	—	1,518,320	—	1,518,320
Total current liabilities	677,717	2,747,875	(718,548)	2,707,044
Long-term debt	—	3,573,118	—	3,573,118
Pension liability	38,594	—	—	38,594
Postretirement healthcare liability	204,890	—	—	204,890
Deferred income taxes	36,381	3,943	2,002	42,326
Other long-term liabilities	151,367	23,804	—	175,171
Shareholders’ equity	2,420,930	940,604	(77,171)	3,284,363
	$3,529,879	$7,289,344	$(793,717)	$10,025,506

	Nine months ended September 27, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$673,040	$136,971	$(100,000)	$710,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	135,232	6,792	—	142,024
Amortization of deferred loan origination costs	—	71,012	—	71,012
Amortization of financing origination fees	107	7,224	—	7,331
Provision for employee long-term benefits	36,954	—	—	36,954
Contributions to pension and postretirement plans	(19,358)	—	—	(19,358)
Stock compensation expense	21,723	2,009	—	23,732
Net change in wholesale finance receivables related to sales	—	—	(157,532)	(157,532)
Provision for credit losses	—	68,655	—	68,655
Deferred income taxes	2,951	(12,223)	—	(9,272)
Foreign currency adjustments	22,010	—	—	22,010
Other, net	3,778	1,222	—	5,000
Change in current assets and current liabilities:
Accounts receivable	(331,347)	—	270,660	(60,687)
Finance receivables—accrued interest and other	—	(98)	—	(98)
Inventories	(36,109)	—	—	(36,109)
Accounts payable and accrued liabilities	141,577	319,734	(250,266)	211,045
Derivative instruments	(6,734)	—	—	(6,734)
Other	11,293	1,680	—	12,973
Total adjustments	(17,923)	466,007	(137,138)	310,946
Net cash provided by operating activities	655,117	602,978	(237,138)	1,020,957

	Nine months ended September 27, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(134,164)	(4,890)	—	(139,054)
Origination of finance receivables	—	(6,512,799)	3,399,972	(3,112,827)
Collections of finance receivables	—	5,656,189	(3,262,834)	2,393,355
Sales and redemptions of marketable securities	9,500	—	—	9,500
Acquisition of business	(59,910)	—	—	(59,910)
Other	5,172	—	—	5,172
Net cash used by investing activities	(179,402)	(861,500)	137,138	(903,764)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	740,949	—	—	740,949
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Repayments of medium-term notes	—	(600,000)	—	(600,000)
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	1,195,668	—	1,195,668
Repayments of securitization debt	—	(764,909)	—	(764,909)
Net increase in credit facilities and unsecured commercial paper	—	258,734	—	258,734
Borrowings of asset-backed commercial paper	—	69,191	—	69,191
Repayments of asset-backed commercial paper	—	(55,124)	—	(55,124)
Net change in restricted cash	—	(15,165)	—	(15,165)
Dividends paid	(191,451)	(100,000)	100,000	(191,451)
Purchase of common stock for treasury	(894,565)	—	—	(894,565)
Excess tax benefits from share-based payments	2,878	—	—	2,878
Issuance of common stock under employee stock option plans	16,755	—	—	16,755
Net cash (used by) provided by financing activities	(75,434)	333,781	100,000	358,347
Effect of exchange rate changes on cash and cash equivalents	(10,816)	(2,850)	—	(13,666)
Net increase in cash and cash equivalents	$389,465	$72,409	$—	$461,874
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$573,895	$332,785	$—	$906,680
Net increase in cash and cash equivalents	389,465	72,409	—	461,874
Cash and cash equivalents—end of period	$963,360	$405,194	$—	$1,368,554

	Nine months ended September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$757,899	$132,237	$(120,000)	$770,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	125,005	5,683	—	130,688
Amortization of deferred loan origination costs	—	70,330	—	70,330
Amortization of financing origination fees	59	6,346	—	6,405
Provision for employee long-term benefits	25,281	—	—	25,281
Contributions to pension and postretirement plans	(22,528)	—	—	(22,528)
Stock compensation expense	25,770	2,092	—	27,862
Net change in wholesale finance receivables related to sales	—	—	(194,711)	(194,711)
Provision for credit losses	—	57,789	—	57,789
Loss on extinguishment of debt	—	1,145	—	1,145
Deferred income taxes	(1,317)	(10,713)	—	(12,030)
Foreign currency adjustments	12,948	—	—	12,948
Other, net	6,246	5,289	—	11,535
Change in current assets and current liabilities:
Accounts receivable	(231,716)	—	191,701	(40,015)
Finance receivables—accrued interest and other	—	(2,077)	—	(2,077)
Inventories	(48,095)	—	—	(48,095)
Accounts payable and accrued liabilities	104,795	275,994	(189,435)	191,354
Derivative instruments	(1,813)	—	—	(1,813)
Other	(15,341)	(1,995)	—	(17,336)
Total adjustments	(20,706)	409,883	(192,445)	196,732
Net cash provided by operating activities	737,193	542,120	(312,445)	966,868

	Nine months ended September 28, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(115,596)	(4,720)	—	(120,316)
Origination of finance receivables	—	(6,417,038)	3,498,157	(2,918,881)
Collections of finance receivables	—	5,613,949	(3,305,712)	2,308,237
Sales and redemptions of marketable securities	41,010	—	—	41,010
Other	275	—	—	275
Net cash used by investing activities	(74,311)	(807,809)	192,445	(689,675)
Cash flows from financing activities:
Repayments of senior unsecured notes	(303,000)	—	—	(303,000)
Proceeds from issuance of medium-term notes	—	594,431	—	594,431
Repayments of medium-term notes	—	(7,220)	—	(7,220)
Intercompany borrowing activity	100,000	(100,000)	—	—
Proceeds from securitization debt	—	847,126	—	847,126
Repayments of securitization debt	—	(631,302)	—	(631,302)
Net decrease in credit facilities and unsecured commercial paper	—	(315,278)	—	(315,278)
Borrowings of asset-backed commercial paper	—	57,669	—	57,669
Repayments of asset-backed commercial paper	—	(58,717)	—	(58,717)
Net change in restricted cash	—	2,521	—	2,521
Dividends paid	(179,860)	(120,000)	120,000	(179,860)
Purchase of common stock for treasury	(393,459)	—	—	(393,459)
Excess tax benefits from share-based payments	8,873	—	—	8,873
Issuance of common stock under employee stock option plans	28,850	—	—	28,850
Net cash (used by) provided by financing activities	(738,596)	269,230	120,000	(349,366)
Effect of exchange rate changes on cash and cash equivalents	(13,064)	(1,509)	—	(14,573)
Net (decrease) increase in cash and cash equivalents	$(88,778)	$2,032	$—	$(86,746)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$718,912	$347,700	$—	$1,066,612
Net (decrease) increase in cash and cash equivalents	(88,778)	2,032	—	(86,746)
Cash and cash equivalents—end of period	$630,134	$349,732	$—	$979,866

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
Overview
The Company’s net income was $140.3 million, or $0.69 per diluted share, for the third quarter of 2015 compared to $150.1, or $0.69 per diluted share, in the third quarter of 2014. Operating income from Motorcycles decreased $3.2 million or 2.2% compared to last year’s third quarter. The favorable impacts of higher motorcycle shipments in the third quarter of 2015 were offset largely by unfavorable foreign currency exchange rates, along with slightly higher selling, administrative and engineering expenses. Operating income from Financial Services in the third quarter of 2015 was $72.8 million, down 6.4% compared to $77.8 million in the year-ago quarter driven by higher provision for credit losses and operating expenses partially offset by higher net interest income.
During the third quarter of 2015, independent dealer retail sales of new Harley-Davidson motorcycles were lower in the U.S. and higher in international markets compared to the prior year third quarter. Worldwide retail sales of new Harley-Davidson motorcycles were down 1.4% in the third quarter of 2015 compared to the third quarter of 2014.
Retail sales were below the Company's expectations, and as a result, it adjusted its most recent full-year shipment guidance down by 11,000 motorcycles. It now expects to ship between 265,000 to 270,000 motorcycles in 2015, approximately flat to down 2% compared to the prior year.(1) The Company has an ongoing commitment to manage supply in line with demand and protect its brand premium.
On October 20, 2015, the Company announced its plans for increased investment in both customer-facing marketing and new product development discussed in more detail in the "Outlook" section below.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of October 20, 2015 and the remaining forward looking statements in this report are only made as of the date of the filing of this report (November 5, 2015) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
As the Company looks forward, it has five clear objectives:

•	Lead in every market by achieving and holding the number one market share of the 601+cc motorcycle segment.

•	Grow the sport of motorcycling in the U.S., in part by growing the number of U.S. core customers and growing U.S. outreach customers at a faster rate.

•	Grow U.S. retail sales and grow international retail sales at a faster rate. The Company has a target to grow its international dealer network by 150 to 200 new dealerships by 2020.
•Grow revenue and grow earnings faster than revenue through 2020.
•Outperform the S&P 500.
For 2016 and beyond, the Company plans to significantly increase its spending to drive demand. The Company intends to offset this increased spending by reducing spending in other areas, primarily support functions and through a reorganization of its commercial operations aimed at being both leaner and stronger.
In 2016, the Company expects to increase its spending on customer-facing marketing by approximately 65% from 2015 levels and it expects to increase its spending on new product development by approximately 35% from 2015 levels. This spending reallocation would represent an approximate $70 million increase in the Company's spending to drive demand compared to 2015. The Company expects to incur expenses in the fourth quarter of 2015 of approximately $30 million to $35 million to support this reallocation of spending. These expenses will largely consist of employee separation and reorganization costs. The Company expects these efforts to drive demand which will help accelerate revenue growth over the next several years. The Company expects its 2016 shipments of Harley-Davidson motorcycles will increase in the range of approximately 3% to 5% compared to 2015. The Company intends to provide more definitive guidance for 2016 in late January 2016.
The Company's increased spending will be focused in four key areas:

•	Increase product and brand awareness.

•
Grow new ridership in the U.S. This includes the Company's target to more than double the number of riders trained annually through the Harley-Davidson Riding Academy to 100,000 globally by 2020, with the majority in the U.S.

•	Increase and enhance brand access. The Company intends to continue to expand and enhance its global dealer network, develop new retail formats for urban centers and urban tastes and expand eCommerce.

•	Accelerate the cadence and impact of new products and extend its leadership in features and technology that it believes matter to customers.
On October 20, 2015, the Company provided the following information concerning its expectations for the remainder of 2015:
The Company stated its expectation to ship 265,000 to 270,000 Harley-Davidson motorcycles to dealers and distributors worldwide in 2015, approximately flat to down 2% compared to 2014. The Company's most recent previous guidance was 276,000 and 281,000 motorcycles. In addition, the Company announced that its full-year shipment estimate includes expected shipments of 47,000 to 52,000 motorcycles in the fourth quarter of 2015 compared to 47,157 motorcycles shipped in the fourth quarter of 2014 which is approximately flat to up 10%.
The Company now expects 2015 operating margin percent for the Motorcycles segment to be between 16% and 17% compared to 18% in 2014. The Company had previously expected operating margin to be between 18% and 19%. The lower operating margin expectations are due to the lower shipment expectations and higher selling, administrative and engineering costs.
The expected increase in 2015 selling, administrative and engineering cost is due to expenses expected in the fourth quarter of 2015 of approximately $30 million to $35 million to support the reallocation of spending discussed above, increased voluntary recall expenses through the third quarter, and the operating expenses the Company has incurred and expects to incur related to its new distributor operations in Canada. On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd (Deeley Imports) and certain of its affiliates including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada. The Company expects approximately $10 million of selling, administrative and engineering expense related to its Canada operations in the fourth quarter of 2015. In 2016, the Company expects selling, administrative and engineering expense related to its distributor operations in Canada to be approximately $25 million. Excluding the $30 million to $35 million of expenses that the Company expects in the fourth quarter of 2015 to support the reallocation of spending, the Company expects selling, administrative and engineering expenses to be higher in 2015 compared to 2014.
The Company continues to expect gross margin to be up modestly in 2015 compared to 2014. The Company expects gross margin to be favorably impacted by motorcycle pricing and productivity gains, partially offset by unfavorable foreign currency exchange and increased pension expense resulting primarily from a decrease in the discount rate.
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
The Company also uses derivative financial instruments to hedge a portion of the forecasted cash flows in its key foreign currencies. These instruments generally have terms of up to 12 months and are purchased over time so that at any point in time some portion of the next 12 months of expected foreign currency exposure is hedged. The hedging instruments allow the Company to lock in the exchange rate on future foreign currency cash flows based on the forward rates available at the time of purchase. As the majority of the Company’s manufacturing occurs in the U.S., the Company’s operating expenses paid in foreign currencies generally include limited manufacturing costs and the selling and administrative costs incurred at the Company’s international locations.
If foreign currency exchange rates on October 19, 2015 remained constant throughout the remainder of 2015, the Company estimates the adverse impact to its expected Motorcycles segment full-year revenue from currency exchange would be approximately 4.25%. Taking into account the Company's natural hedges and the fact that it has a significant portion of its 2015 foreign currency exposure hedged at favorable rates, it expects about half of the unfavorable revenue dollar impact to translate into lower gross profit for the full year and reduce gross margin by approximately 0.75 percentage points, which is reflected in the gross and operating margin guidance above.
If foreign currency exchange rates on October 19, 2015 remained constant throughout 2016, which is a hypothetical expectation in what is a very volatile foreign currency exchange environment, the Company would expect approximately $45 million of additional unfavorable foreign currency exchange impact to gross margin as compared to 2015, primarily due to the hedge benefits that it realized in 2015. In accordance with its practices, the Company has hedged a portion of its 2016 foreign currency exposure, however; the gains it would realize on those hedges at current spot rates would not be as favorable as those it has realized in 2015.
The Company continues to expect operating income for the Financial Services segment to be up modestly in 2015 as compared to 2014.
The Company continues to estimate capital expenditures for 2015 to be between $240 million and $260 million. The Company anticipates it will have the ability to fund all capital expenditures in 2015 with cash flows generated by operations.
The Company now expects its full-year 2015 effective income tax rate will be approximately 35.0% compared to the previously expected 35.5%. The 2014 effective tax rate was 34.2%.
The Company's guidance includes the impact of the Canadian distributor transaction which closed in the third quarter of 2015. As previously indicated, the Company expects the financial impact to be dilutive to 2015 earnings per share by approximately $0.04, of which $0.02 was incurred in the third quarter.

Results of Operations for the Three Months Ended September 27, 2015
Compared to the Three Months Ended September 28, 2014
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 27, 2015	September 28, 2014	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$143,065	$146,314	$(3,249)	(2.2)%
Operating income from Financial Services	72,771	77,759	(4,988)	(6.4)
Operating income	215,836	224,073	(8,237)	(3.7)
Investment income	3,211	1,509	1,702	112.8
Interest expense	4,879	77	4,802	N/M
Income before income taxes	214,168	225,505	(11,337)	(5.0)
Provision for income taxes	73,821	75,439	(1,618)	(2.1)
Net income	$140,347	$150,066	$(9,719)	(6.5)%
Diluted earnings per share	$0.69	$0.69	$—	—%
Consolidated operating income was down 3.7% in the third quarter of 2015 due to a decrease in operating income from the Motorcycles & Related Products segment which declined by $3.2 million, or 2.2%, compared to the third quarter of 2014 and a decrease in operating income from the Financial Services segment which declined $5.0 million, or 6.4%, compared to the third quarter of 2014. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Corporate interest expense was $4.8 million higher in the third quarter of 2015 compared to the third quarter of 2014. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 as part of the Company's previously announced recapitalization plan.
The effective income tax rate for the third quarter of 2015 was 34.5% compared to 33.5% for the third quarter of 2014.
Diluted earnings per share were $0.69 in the third quarter of 2015, flat compared to the same period in the prior year. Diluted earnings per share were adversely impacted by the 6.5% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 216.9 million in the third quarter of 2014 to 204.6 million in the third quarter of 2015, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Worldwide independent dealer retail sales of Harley-Davidson motorcycles during the third quarter of 2015 decreased 1.4% compared to the third quarter of 2014. Retail sales of Harley-Davidson motorcycles decreased 2.5% in the United States and increased 0.9% internationally in the third quarter of 2015. Looking forward, the Company expects to return to growth in retail sales in 2016 as it benefits from its new 2016 model-year motorcycles, increased spending on demand-driving actions, improved product availability and the overall strength of the Harley-Davidson brand.(1)
The Company believes that U.S. retail sales in the third quarter of 2015 were adversely impacted by continued intense competitive activity, challenging prior year sales comparisons due to the very enthusiastic consumer reception of Project RushmoreTM motorcycles and limited availability of certain motorcycle models. These significant challenges were partially offset by the benefits of its market action plan initiated in the second quarter of 2015. The Company's market action plan included lifestyle and brand advertising and marketing, targeted finance offers and a plan to leverage its other competitive advantages such as Riding Academy and its dealer network.
The Company's U.S. market share of 601+cc motorcycles for the third quarter of 2015 was 52.4%, down 3.9 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The Company anticipated some level of market share loss following the 13.4 percentage point increase in recent years; however, the Company's market share over the last three quarters was more severely impacted than it expected, which the Company believes is a result of the intense competitive environment and the inclusion of autocycles in the industry numbers.

Retail sales in Canada were 1.7% lower in the third quarter of 2015 compared to the third quarter of 2014 which the Company believes was driven by a highly competitive environment. The Company believes the market had a positive response to the change to a direct distribution model which took effect in the beginning of August 2015 upon the consummation of the Canada distributor transaction and to a reduction in pricing with the model-year 2016 motorcycles.
In the EMEA region, retail sales of Harley-Davidson motorcycles in the third quarter of 2015 increased 2.4% compared to the prior year despite the impact of new models introduced by competitive brands and currency-driven volume declines where the Company sells its motorcycles to dealers in non-local currencies. During the third quarter of 2015, the Company's market share of 601+cc models in Europe was 11.0%, down 0.8 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles). The Company believes the decline in its market share in Europe is due to the introduction of new, low-priced models by some of its competition in the standard and performance segments, market segments where the Company's motorcycles do not compete.
Third quarter 2015 retail sales in the Asia Pacific region were up 5.1% compared to the third quarter of 2014. Although the region experienced growth, the Company believes retail sales in the region were negatively impacted as a result of very limited availability of Street motorcycles in August and early September following a voluntary recall initiated in July. The supply of Street motorcycles was largely restored by the end of the quarter.
The Latin America region retail sales were down 11.5% in the third quarter of 2015 compared to the prior year as a result of lower retail sales in Brazil partially offset by growth in Mexico. Retail sales in the Brazil market continued to be impacted by a weak economy, consumer uncertainty and aggressive price competition.
Despite the volatility in global retail sales, the Company believes it can continue to realize international growth by expanding its distribution network, building its brand experience across the world, and delivering exceptional products that the Company believes will inspire riders.(1)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	September 30, 2015	September 30, 2014	(Decrease) Increase	% Change
North America Region
United States	48,918	50,167	(1,249)	(2.5)%
Canada	2,554	2,598	(44)	(1.7)
Total North America Region	51,472	52,765	(1,293)	(2.5)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	8,441	8,255	186	2.3
Other	1,590	1,541	49	3.2
Total EMEA Region	10,031	9,796	235	2.4
Asia Pacific Region
Japan	2,642	2,621	21	0.8
Other	5,215	4,852	363	7.5
Total Asia Pacific Region	7,857	7,473	384	5.1
Latin America Region	2,818	3,183	(365)	(11.5)
Total Worldwide Retail Sales	72,178	73,217	(1,039)	(1.4)%
Total International Retail Sales	23,260	23,050	210	0.9%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 27, 2015		September 28, 2014		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	30,092	56.3%	28,106	55.5%	1,986	7.1%
International	23,380	43.7%	22,564	44.5%	816	3.6
Harley-Davidson motorcycle units	53,472	100.0%	50,670	100.0%	2,802	5.5%
Touring motorcycle units	21,994	41.1%	22,844	45.1%	(850)	(3.7)%
Cruiser motorcycle units(a)	18,405	34.4%	14,722	29.1%	3,683	25.0
Sportster® / Street motorcycle units	13,073	24.5%	13,104	25.8%	(31)	(0.2)
Harley-Davidson motorcycle units	53,472	100.0%	50,670	100.0%	2,802	5.5%

(a)	Category previously referred to as "Custom" motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.
The Company shipped 53,472 Harley-Davidson motorcycles worldwide during the third quarter of 2015, which was 5.5% higher than the third quarter of 2014 and slightly below Company expectations.
Shipments of Cruiser motorcycles as a percentage of total shipments increased in the third quarter of 2015 compared to the prior year while shipments of Touring and Sportster® / Street motorcycles as a percentage of total shipments decreased. The higher shipment mix of Cruiser motorcycles is a result of its model-year 2016 product investments.
U.S. dealer retail inventory of Harley-Davidson motorcycles were consistently below prior year levels throughout most of the third quarter of 2015, which adversely affected product availability on certain models. U.S. dealer retail inventory of Harley-Davidson motorcycles recovered by the end of the third quarter of 2015 and ended up slightly compared to the same time last year. The Company continues to expect 2015 year-end retail inventory to be flat to up slightly compared to 2014 year-end levels due to the incremental new models launched in the 2016 model-year.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 27, 2015	September 28, 2014	(Decrease) Increase	% Change
Revenue:
Motorcycles	$812,398	$815,375	$(2,977)	(0.4)%
Parts & Accessories	252,226	239,731	12,495	5.2
General Merchandise	69,008	69,282	(274)	(0.4)
Other	6,689	6,170	519	8.4
Total revenue	1,140,321	1,130,558	9,763	0.9
Cost of goods sold	746,282	735,958	10,324	1.4
Gross profit	394,039	394,600	(561)	(0.1)
Selling & administrative expense	212,278	215,965	(3,687)	(1.7)
Engineering expense	38,696	32,321	6,375	19.7
Operating expense	250,974	248,286	2,688	1.1
Operating income from Motorcycles	$143,065	$146,314	$(3,249)	(2.2)%

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2014 to the third quarter of 2015 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 28, 2014	$1,130.6	$736.0	$394.6
Volume	48.3	40.7	7.6
Price, net of related cost	29.8	2.8	27.0
Foreign currency exchange rates and hedging	(59.1)	(29.2)	(29.9)
Shipment mix	(9.3)	(7.9)	(1.4)
Raw material prices	—	(6.2)	6.2
Manufacturing and other costs	—	10.1	(10.1)
Total	9.7	10.3	(0.6)
Three months ended September 27, 2015	$1,140.3	$746.3	$394.0
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2014 to the third quarter of 2015:

•	Volume increases were driven by higher motorcycle shipments and higher parts and accessories sales.

•
On average, wholesale prices for the Company’s 2015 and 2016 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. Wholesale and MSRP prices of the Company's 2016 model year motorcycles increased by an average of approximately 1%. After adjusting for the cost of the new content, pricing net of cost is up approximately 0.5% percent expressed as a percent of revenue.

•
Gross profit was negatively impacted by changes in foreign currency exchange rates during the third quarter of 2015 compared to the third quarter of 2014. Revenue was negatively impacted by a devaluation in the Euro, Japanese yen, Brazilian real and Australian dollar. On a weighted average basis, these key currencies were weaker by 18% in the third quarter of 2015 compared to the third quarter of 2014. The negative impact to revenue was partially offset by a positive impact to cost of goods sold as a result of natural hedges, benefits of foreign currency exchange contracts and the revaluation of foreign-denominated assets on the balance sheet.

•	Shipment mix changes negatively impacted net revenue and gross profit in the third quarter of 2015.

•	Raw material prices were lower in the third quarter of 2015 relative to the third quarter of 2014.

•	Manufacturing costs in the third quarter of 2015 were higher partially due to higher pension costs.
The net increase in operating expenses was primarily due to higher engineering expenses and costs related to its new distributor operations in Canada, partially offset by foreign currency favorability.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 27, 2015	September 28, 2014	Increase (Decrease)	% Change
Interest income	$156,185	$150,831	$5,354	3.5%
Other income	20,924	20,215	709	3.5
Financial Services revenue	177,109	171,046	6,063	3.5
Interest expense	41,214	40,141	1,073	2.7
Provision for credit losses	27,233	21,497	5,736	26.7
Operating expenses	35,891	31,649	4,242	13.4
Financial Services expense	104,338	93,287	11,051	11.8
Operating income from Financial Services	$72,771	$77,759	$(4,988)	(6.4)%
Interest income for the third quarter of 2015 increased primarily due to higher average receivables in the retail portfolio, partially offset by lower yields on retail finance receivables due to recent low rate retail promotional activity. Other income was slightly favorable on increased credit card licensing revenue and insurance revenue. Other income now includes international income which had previously been reported in interest income. Prior period amounts, which were not material, have been adjusted for comparability.
Interest expense for the third quarter of 2015 increased slightly due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses increased $5.7 million in third quarter of 2015 as compared to the third quarter of 2014. The retail motorcycle provision increased $4.5 million in the third quarter of 2015 to provide for higher credit losses and higher receivables. Credit losses were impacted by increased sub-prime originations in recent years, as well as changing consumer credit behavior. The wholesale provision increased by $1.0 million due to a slight increase in reserve rates in the third quarter of 2015 as compared to a slight decrease in the third quarter of 2014.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 27, 2015	September 28, 2014
Balance, beginning of period	$139,231	$122,355
Provision for finance credit losses	27,233	21,497
Charge-offs	(30,203)	(26,093)
Recoveries	9,122	8,244
Balance, end of period	$145,383	$126,003

Results of Operations for the Nine Months Ended September 27, 2015
Compared to the Nine Months Ended September 28, 2014
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 27, 2015	September 28, 2014	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$869,122	$967,262	$(98,140)	(10.1)%
Operating income from Financial Services	219,348	215,388	3,960	1.8
Operating income	1,088,470	1,182,650	(94,180)	(8.0)
Investment income	5,983	4,940	1,043	21.1
Interest expense	4,897	4,147	750	18.1
Income before income taxes	1,089,556	1,183,443	(93,887)	(7.9)
Provision for income taxes	379,545	413,307	(33,762)	(8.2)
Net income	$710,011	$770,136	$(60,125)	(7.8)%
Diluted earnings per share	$3.41	$3.52	$(0.11)	(3.1)%
Consolidated operating income was down 8.0% in the first nine months of 2015 led by a decrease in operating income from the Motorcycles segment which declined by $98.1 million, or 10.1%, compared to the first nine months of 2014. Operating income for the Financial Services segment improved by $4.0 million in the first nine months of 2015 compared to the first nine months of 2014. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Interest expense was slightly higher in the first nine months of 2015 compared to the first nine months of 2014. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 as part of the Company's previously announced recapitalization plan.
The effective income tax rate for the first nine months of 2015 was 34.8% compared to 34.9% for the first nine months of 2014.
Diluted earnings per share were $3.41 in the first nine months of 2015, down 3.1% from the same period in the prior year. The decrease in diluted earnings per share was driven by the 7.8% decrease in net income. Diluted earnings per share benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 218.8 million in the first nine months of 2014 to 208.3 million in the first nine months of 2015, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 1.4% during the first nine months of 2015 compared to the first nine months of 2014, during which retail sales were up 2.7% compared to 2013. Retail sales of Harley-Davidson motorcycles decreased 1.3% in the United States and decreased 1.5% internationally in the first nine months of 2015.
The Company believes that U.S. retail sales were adversely impacted by continued intense competitive activity and challenging prior year sales comparisons due to the very enthusiastic consumer reception of Project RushmoreTM motorcycles. These significant challenges were partially offset by its market action plan initiated in the second quarter of 2015. The Company's market action plan included lifestyle and brand advertising and marketing, targeted finance offers and a plan to leverage its other competitive advantages such as Riding Academy and its dealer network.
The Company's U.S. market share of 601+cc models for the first nine months of 2015 was 50.0%, down 3.7 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The Company anticipated some level of market share loss following the 13.4 percentage point increase in recent years; however, the Company's market share over the last four quarters was more severely impacted than it expected, as a result of the competitive environment and the inclusion of autocycles in the industry numbers.

Retail sales in the first nine months of 2015 in the EMEA region were down 5.1% compared to the first nine months of 2014 due to a strong increase in 2014 which was up 5.9% compared to the first nine months of 2013. The Company believes that the lower 2015 retail sales were primarily due to new models introduced by competitive brands and currency driven volume declines in markets where the Company sold its motorcycles to dealers in non-local currencies. During the first nine months of 2015, the Company's market share of 601+cc models in Europe was 10.4%, down 1.6 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles). The Company believes the decline in its market share in Europe is due to the introduction of new, low-priced models by some of its competition in the standard and performance segments, market segments where the Company's motorcycles do not compete.
In the Asia-Pacific region, retail sales increased 6.9% in the first nine months of 2015 compared to the same period last year following prior year retail sales growth of 11.0%. The increase in 2015 was driven by growth in emerging markets and Australia.
Latin America region retail sales in the first nine months of 2015 were down 5.1% compared to the first nine months of 2014 primarily due to a decline in Brazil, partially offset by growth in Mexico. The Company believes retail sales in Brazil in the first nine months of 2015 were negatively impacted by a slowing economy, consumer uncertainty and aggressive price competition.
Retail sales in Canada were down 3.9% in the first nine months of 2015 compared to the same period last year. The Company believes the decrease was a result of a highly competitive environment.

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Nine months ended
	September 30, 2015	September 30, 2014	(Decrease) Increase	% Change
North America Region
United States	142,196	144,122	(1,926)	(1.3)%
Canada	8,414	8,753	(339)	(3.9)
Total North America Region	150,610	152,875	(2,265)	(1.5)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	30,720	32,376	(1,656)	(5.1)
Other	4,878	5,124	(246)	(4.8)
Total EMEA Region	35,598	37,500	(1,902)	(5.1)
Asia Pacific Region
Japan	7,194	8,024	(830)	(10.3)
Other	16,277	13,929	2,348	16.9
Total Asia Pacific Region	23,471	21,953	1,518	6.9
Latin America Region	8,091	8,522	(431)	(5.1)
Total Worldwide Retail Sales	217,770	220,850	(3,080)	(1.4)%
Total International Retail Sales	75,574	76,728	(1,154)	(1.5)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Nine months ended
	September 30, 2015	September 30, 2014	Increase	% Change
United States(b)	279,013	261,851	17,162	6.6%
Europe(c)	313,303	284,382	28,921	10.2%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include on-highway, dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street 500TM motorcycles is not included in this table.

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 27, 2015		September 28, 2014		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	141,884	65.0%	145,440	65.1%	(3,556)	(2.4)%
International	76,349	35.0%	78,129	34.9%	(1,780)	(2.3)
Harley-Davidson motorcycle units	218,233	100.0%	223,569	100.0%	(5,336)	(2.4)%
Touring motorcycle units	95,354	43.7%	100,117	44.8%	(4,763)	(4.8)%
Cruiser motorcycle units(a)	71,753	32.9%	76,102	34.0%	(4,349)	(5.7)
Sportster® / Street motorcycle units(b)	51,126	23.4%	47,350	21.2%	3,776	8.0
Harley-Davidson motorcycle units	218,233	100.0%	223,569	100.0%	(5,336)	(2.4)%

(a)	Category previously referred to as "Custom" motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
The Company shipped 218,233 motorcycles worldwide during the first nine months of 2015, which was 2.4% lower than the first nine months of 2014. International shipments as a percent of total shipments was 35.0% in the first nine months of 2015 compared to 34.9% for the first nine months of 2014.
The shipment mix percentage of Sportster® / Street motorcycles increased in the first nine months of 2015 while shipment mix percentage of Touring and Cruiser motorcycles decreased compared to the same period last year.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 27, 2015	September 28, 2014	(Decrease) Increase	% Change
Revenue:
Motorcycles	$3,376,356	$3,601,328	$(224,972)	(6.2)%
Parts & Accessories	692,938	709,438	(16,500)	(2.3)
General Merchandise	212,954	209,782	3,172	1.5
Other	19,426	15,983	3,443	21.5
Total revenue	4,301,674	4,536,531	(234,857)	(5.2)
Cost of goods sold	2,670,146	2,825,661	(155,515)	(5.5)
Gross profit	1,631,528	1,710,870	(79,342)	(4.6)
Selling & administrative expense	645,933	645,550	383	0.1
Engineering expense	116,473	98,058	18,415	18.8
Operating expense	762,406	743,608	18,798	2.5
Operating income from Motorcycles	$869,122	$967,262	$(98,140)	(10.1)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2014 to the first nine months of 2015 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 28, 2014	$4,536.5	$2,825.6	$1,710.9
Volume	(94.6)	(47.8)	(46.8)
Price, net of related costs	68.4	6.8	61.6
Foreign currency exchange rates and hedging	(192.8)	(87.4)	(105.4)
Shipment mix	(15.8)	(7.0)	(8.8)
Raw material prices	—	(12.6)	12.6
Manufacturing and other costs	—	(7.4)	7.4
Total	(234.8)	(155.4)	(79.4)
Nine months ended September 27, 2015	$4,301.7	$2,670.2	$1,631.5
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2014 to first nine months of 2015:

•	Volume decreases were driven by the decrease in wholesale motorcycle shipments.

•
On average, wholesale prices for the Company’s 2015 and 2016 model-year motorcycles are higher than the prior model-years resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in costs related to the additional content added to the 2015 and 2016 model-year motorcycles.

•
Gross profit was negatively impacted by changes in foreign currency exchange rates during the first nine months of 2015 compared to the first nine months of 2014. Revenue was negatively impacted by a devaluation in the Euro, Japanese yen, Brazilian real and Australian dollar. The negative impact to revenue was partially offset by a positive impact to cost of goods sold as a result of natural hedges and benefits of foreign currency exchange contracts, partially offset by an unfavorable impact due to the revaluation of foreign-denominated assets on the balance sheet.

•
Shipment mix changes negatively impacted gross profit primarily due to changes in motorcycle family mix, driven by higher shipments of Street motorcycles. The negative motorcycle family mix was partially offset by positive mix changes within parts and accessories and general merchandise.

•	Raw material prices were lower in the first nine months of 2015 relative to the first nine months of 2014.

•
Manufacturing costs in the first nine months of 2015 benefited from increased manufacturing efficiencies and the absence of Street motorcycle start-up costs that were incurred in the first nine months of 2014, partially offset by a higher cost per unit resulting from lower production volumes.

The net increase in operating expenses was primarily due to higher recall and engineering expenses and costs related to its new distributor operations in Canada, partially offset by foreign currency favorability.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 27, 2015	September 28, 2014	Increase	% Change
Interest income	$450,037	$435,085	$14,952	3.4%
Other income	63,056	56,735	6,321	11.1
Financial Services revenue	513,093	491,820	21,273	4.3
Interest expense	120,938	119,739	1,199	1.0
Provision for credit losses	68,655	57,789	10,866	18.8
Operating expenses	104,152	98,904	5,248	5.3
Financial Services expense	293,745	276,432	17,313	6.3
Operating income from Financial Services	$219,348	$215,388	$3,960	1.8%
Interest income was higher in the first nine months of 2015 as compared to the first nine months of 2014 due to higher average receivables in the retail and wholesale portfolios, partially offset by lower retail yields as a result of recent low rate promotional activity and increased competition. Other income was favorable on increased credit card licensing and insurance revenue. Other income now includes international income which had previously been reported in interest income. Prior period amounts, which were not material, have been adjusted for comparability.
Interest expense increased slightly due to higher average outstanding debt, partially offset by a lower cost of funds and a $1.1 million loss on the extinguishment of medium-term notes recorded during the first nine months of 2014.
The provision for credit losses increased $10.9 million in the first nine months of 2015. The retail motorcycle provision increased $10.4 million in the first nine months of 2015 primarily as a result of higher credit losses and an increase in retail receivables. Credit losses were higher as a result of increased sub-prime originations in recent years, as well as changing consumer credit behavior. The wholesale provision was unfavorable by $0.2 million due primarily to a slight increase in reserve rates in the first nine months of 2015 as compared to a slight decrease in 2014.
On a year-to-date basis, retail loan originations were comprised of approximately 80% prime loans and 20% sub-prime. Sub-prime originations represent a significant amount of retail sales to the Company at attractive returns which further reinforces the competitive advantage that HDFS brings to the Company.
Annualized losses on HDFS' retail motorcycle loans were 1.19% through September 27, 2015 compared to 1.08% through September 28, 2014. The 30-day delinquency rate for retail motorcycle loans at September 27, 2015 was 3.16% compared to 3.00% at September 28, 2014.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 27, 2015	September 28, 2014
Balance, beginning of period	$127,364	$110,693
Provision for credit losses	68,655	57,789
Charge-offs	(83,939)	(72,454)
Recoveries	33,303	29,975
Balance, end of period	$145,383	$126,003

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as of September 27, 2015 to reflect the new projected principal and interest payments for the remainder of 2015 and beyond as follows (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Principal payments on debt	$981,341	$2,191,246	$2,323,482	$1,440,037	$6,936,106
Interest payments on debt	35,946	298,582	154,591	457,210	946,329
	$1,017,287	$2,489,828	$2,478,073	$1,897,247	$7,882,435
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at September 27, 2015 remain constant.
As of September 27, 2015, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.
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
The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in accrued liabilities in the Consolidated Balance Sheets. As noted above, the RI/FS is still underway and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.

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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
Liquidity and Capital Resources as of September 27, 2015(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders(1). The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations(1). The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations, and intercompany borrowings.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

September 27, 2015
Cash and cash equivalents	$1,368,554
Current marketable securities	47,358
Total cash and cash equivalents and marketable securities	1,415,912

Global credit facilities	359,951
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	20,374
Total availability under credit facilities	980,325
Total	$2,396,237

(a)
The U.S. commercial paper conduit facility had an expiration date of October 30, 2015. During October 2015, the Company and the lenders mutually agreed to extend the conduit facility maturity date from October 30, 2015 to December 14, 2015.

(b)	The Canadian commercial paper conduit facility was renewed on June 30, 2015 and is limited to Canadian-denominated borrowings. The new facility expires June 30, 2016.
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

Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Nine months ended
	September 27, 2015	September 28, 2014
Net cash provided by operating activities	$1,020,957	$966,868
Net cash used by investing activities	(903,764)	(689,675)
Net cash provided by (used by) financing activities	358,347	(349,366)
Effect of exchange rate changes on cash and cash equivalents	(13,666)	(14,573)
Net increase (decrease) in cash and cash equivalents	$461,874	$(86,746)
Operating Activities
The increase in cash provided by operating activities for the first nine months of 2015 compared to the first nine months of 2014 was due to favorable changes in working capital and lower net cash outflows for wholesale lending. There were no contributions to the qualified pension plans during the first nine months of 2015, and none are required or planned for the remainder 2015(1). The Company expects it will continue to make on-going contributions to fund current benefit payments for the SERPA and postretirement healthcare plans.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in finance receivables and short-term investment activity. Capital expenditures were $139.1 million in the first nine months of 2015 compared to $120.3 million in the same period last year. Net cash outflows for finance receivables for the first nine months of 2015 were $108.8 million higher than in the same period last year as a result of an increase in retail motorcycle loan originations during the first nine months of 2014. A net decrease in marketable securities during the first nine months of 2014 resulted in higher investing cash inflows of approximately $31.5 million compared to the first nine months of 2015. During the third quarter of 2015, the Company also recorded a $59.9 million cash outflow for the purchase of certain assets and liabilities from Fred Deeley Imports, Ltd. and certain of its affiliates.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $894.6 million in the first nine months of 2015 compared to $393.5 million in the same period last year. Share repurchases during the first nine months of 2015 included 15.3 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of September 27, 2015, there were 21.6 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $0.930 and $0.825 per share totaling $191.5 million and $179.9 million during the first nine months of 2015 and 2014, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $1.44 billion in the first nine months of 2015 compared to net cash inflows of $183.7 million in the first nine months of 2014. The Company’s total outstanding debt consisted of the following (in thousands):

	September 27, 2015	September 28, 2014
Unsecured commercial paper	$990,049	$352,430
Asset-backed Canadian commercial paper conduit facility	158,712	165,166
Medium-term notes	3,334,035	3,451,124
Senior unsecured notes	746,879	—
Term asset-backed securitization debt	1,706,431	1,475,148
Total debt	$6,936,106	$5,443,868

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 27, 2015 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable
Global Credit Facilities – On April 7, 2014, the Company entered into a $675.0 million five-year credit facility to refinance and replace a $675.0 million four-year credit facility that was due to mature in April 2015. The new five-year credit facility matures in April 2019. The Company also has a $675.0 million five-year credit facility which matures in April 2017. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. During July 2015, the Company borrowed C$20.0 million under the Global Credit Facilities. The C$20.0 million was repaid in August 2015, and no borrowings are outstanding at September 27, 2015.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.35 billion as of September 27, 2015 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 27, 2015 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$450,000	3.88%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$400,000	1.55%	November 2014	November 2017
$887,958	6.80%	May 2008	June 2018
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the outstanding balance by $3.9 million and $3.3 million at September 27, 2015 and September 28, 2014, respectively.
There were no medium-term notes issued during the second and third quarter of 2015. During the first quarter of 2015, the Company issued $600.0 million of medium-term notes which mature in February 2020 and have an annual interest rate of 2.15%. During the third quarter of 2014, the Company issued $600.0 million of medium-term notes which mature in 2019 and have an annual interest rate of 2.40%. There were no other medium-term notes issued during the nine months ended September 28, 2014. During September 2015, $600.0 million of 1.15% medium-term notes matured, and the principal and accrued interest were paid in full. There were no other maturities during the first nine months of 2015, and no maturities during the nine months ended September 28, 2014.
There were no medium-term notes repurchased during the first nine months of 2015. During the second quarter of 2014, HDFS repurchased an aggregate of $6.1 million of its 6.80% medium-term notes which mature in June 2018. As a result, HDFS recognized in financial services interest expense $1.1 million in loss on the extinguishment of debt, which included unamortized discounts and fees. There were no other repurchases made during 2014.

Senior Unsecured Notes – In July 2015, the Company issued $750.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. $450.0 million of the senior unsecured notes mature in July 2025 and have an interest rate of 3.50%, and $300.0 million of the senior unsecured notes mature in July 2045 and have an interest rate of 4.625%. The Company is using the proceeds from the debt to repurchase shares of its common stock in 2015.(1)
In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provided for semi-annual interest payments and principal due at maturity. During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes at a price of $380.8 million. The senior unsecured notes matured in February 2014 and the Company repaid the remaining senior unsecured notes outstanding.
Asset-Backed Canadian Commercial Paper Conduit Facility –The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$240 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 27, 2015, the Canadian Conduit has an expiration date of June 30, 2016. The contractual maturity of the debt is approximately 5 years.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2015		2014
	Transfers	Proceeds	Transfers	Proceeds
First Quarter	$19,200	$16,800	$15,727	$13,761
Second Quarter	26,761	23,416	26,400	23,100
Third Quarter	33,100	29,000	24,400	21,400
	$79,061	$69,216	$66,527	$58,261
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In September 2014, the Company amended and restated its revolving facility (U.S. Conduit) with an asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. At September 27, 2015 and September 28, 2014, the Company had no outstanding borrowings under the U.S. Conduit.
This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates plus a program fee based on outstanding principal, or LIBOR plus a specified margin to the extent the advance is not funded by a conduit lender through the issuance of commercial paper. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. As of September 27, 2015, the U.S. Conduit had an expiration date of October 30, 2015. During October, the Company and the lenders mutually agreed to extend the conduit facility maturity date from October 30, 2015 to December 14, 2015.
Term Asset-Backed Securitization VIEs – For all of the term asset-backed securitization transactions, the Company transferred U.S. retail motorcycle finance receivables to separate VIEs, which in turn issued secured notes with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the term asset-backed securitization transactions are not available to pay other obligations or claims of the Company's creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the VIEs are used only to support the securitizations. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2016 to 2022.

The following table includes quarterly issuances of secured notes, each through one term asset-backed securitization transaction (in thousands):

	2015	2014
First Quarter	$700,000	$—
Second Quarter	500,000	850,000
Third Quarter	—	—
	$1,200,000	$850,000
Intercompany Borrowing – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company. As of September 27, 2015, there were no intercompany loans outstanding and the intercompany loan balance of $250 million outstanding as of December 31, 2014 was repaid during the first quarter of 2015. At September 28, 2014, the outstanding intercompany term loan balance was $350 million. The term loan balances and related interest are eliminated in the Company's consolidated financial statements.
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
At September 27, 2015, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy, including making new investments to drive demand for its products for the costs and on the timing that are within expectations,

(ii)	manage through changes in general economic conditions, including changing capital, credit and retail markets, and political events,

(iii)	accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iv)
balance production volumes for its new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices,

(v)	execute its marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide in an increasingly competitive marketplace,

(vi)	develop and introduce products, services and experiences that are successful in the marketplace,

(vii)
continue to develop the capabilities of its distributors and dealers and manage the risks that the Company's independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(viii)	successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations,

(ix)	effect repurchases of its common stock at share prices that are within its expectations,

(x)	complete the transition to the new direct distribution model in Canada on the timing and for the costs that are within its expectations,

(xi)	prevent a cybersecurity breach involving digital consumer, employee or dealer personal data,

(xii)	manage the impact that prices for and supply of used motorcycles may have on retail sales of new motorcycles,

(xiii)	manage risks that arise through expanding international manufacturing, operations and sales,

(xiv)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(xv)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(xvi)	manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xvii)
prevent and detect any issues with the Company's products, components purchased from suppliers, and its suppliers' manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation, and adverse effects on the Company's reputation and brand strength,

(xviii)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities,

(xix)	continue to realize production efficiencies at its production facilities and manage operating costs including materials, labor and overhead,

(xx)	execute its flexible production strategy,

(xxi)	continue to manage the relationships and agreements that it has with its labor unions to help drive long-term competitiveness,

(xxii)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xxiii)	retain and attract talented employees, and

(xxiv)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio
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
Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 18 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 27, 2015:

2015 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 to August 2	992,183	58	992,183	29,973,700
August 3 to August 30	4,013,786	58	4,013,786	25,983,224
August 31 to September 27	4,425,579	55	4,425,579	21,568,826
Total	9,431,548	57	9,431,548

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
The Company has an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split. The Company made discretionary share repurchases of 0.1 million shares during the quarter ended September 27, 2015 under this authorization. As of September 27, 2015, no shares remained under this authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made no discretionary share repurchases during the quarter ended September 27, 2015 under this authorization. As of September 27, 2015, no shares remained under this authorization.
In February 2014, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made discretionary share repurchases of 9.4 million shares during the quarter ended September 27, 2015 under this authorization. As of September 27, 2015, 6.6 million shares remained under this authorization.
Additionally, in June 2015, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company made no discretionary share repurchases during the quarter ended September 27, 2015 under this authorization. As of September 27, 2015, 15.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2015, the Company acquired 2,212 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

Item 6 – Exhibits
Refer to the Exhibit Index on page 64 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 11/5/2015	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 11/5/2015	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*	Director Compensation Policy (revised) effective April 25, 2015
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended September 27, 2015, filed on November 5, 2015, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.