Form 10-K
period 2015-12-31
HARLEY DAVIDSON INC
filed 2016-02-18
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2015: $11,663,564,377
Number of shares of the registrant’s common stock outstanding at January 29, 2016: 184,026,026 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 30, 2016.

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2015

PART I
Note regarding forward-looking statements(1)
The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “estimates,” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 18, 2016), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1.        Business
General
Harley-Davidson Motor Company was founded in 1903. Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS).
Segments
The Company operates in two reportable segments: the Motorcycles & Related Products (Motorcycles) segment and the Financial Services segment. While the two segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations, the two segments work closely together as described below.
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the Americas, Europe/Middle East/Africa (EMEA) and Asia-Pacific.
The Financial Services segment consists of HDFS which provides wholesale and retail financing and insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
See Note 19 of Notes to Consolidated Financial Statements for financial information related to the Company’s reportable segments and revenue by geographic area.
Strategy
Harley-Davidson's purpose of fulfilling dreams of personal freedom is the foundation for the Company's core strategies, which include:
•delivering high-demand, profitable products and premium retail experiences;
•strengthening Harley-Davidson through agility and responsiveness to be a leader in the global marketplace;
•extending the Harley-Davidson brand's reach beyond core customers and markets; and
•cultivating great talent, leadership and culture to enable a sustainable future.
Motorcycles and Related Products Segment
Motorcycles, Parts and Accessories and General Merchandise – The primary business of the Motorcycles segment is to design, manufacture and sell at wholesale on-road Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. Parts and Accessories (P&A) products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). General Merchandise includes MotorClothes® apparel and riding gear.
The following table includes the percent of total revenue by product line for the Motorcycles and Related Products segment:

	2015	2014	2013
Motorcycles	77.8%	78.8%	77.4%
Parts & Accessories	16.2%	15.7%	16.6%
General Merchandise	5.5%	5.1%	5.6%
Other	0.5%	0.4%	0.4%
	100.0%	100.0%	100.0%
Harley-Davidson manufactures cruiser and touring motorcycles that feature classic styling, innovative design, distinctive sound, and superior quality with the ability to customize. The Company primarily produces on-road motorcycles with engine displacements of 601cc and greater. Its engines range in displacement from 494cc to 1802cc.
The on-road motorcycle market is comprised of the following categories:

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
The cruiser and touring categories were pioneered by the Company. In 2014, the Company unveiled Project LiveWire™, an electric motorcycle it is developing and continues to evaluate for possible distribution.
Competition in the motorcycle markets in which the Company competes is based upon a number of factors, including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of dealer network. The Company believes its motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. The Company emphasizes remarkable styling, customization, innovation, sound, quality, and reliability in its products and generally offers a two-year warranty for its motorcycles. The Company considers the availability of a line of motorcycle parts and accessories and general merchandise, the availability of financing through HDFS and its global network of premium dealers to be competitive advantages.
In 2015, the U.S. and European markets accounted for approximately 78% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles. The Company also competes in other markets around the world. The most significant other markets for the Company, based on the Company's retail sales data, are Japan, Australia and Canada.
Harley-Davidson has been the historical market share leader in the U.S. 601+cc motorcycle market. According to the Motorcycle Industry Council (MIC), the cruiser and touring categories accounted for approximately 76% of total 2015 601+cc retail unit registrations in the U.S. During 2015, the 601+cc portion of the market represented approximately 85% of the total U.S. motorcycle market in terms of new units registered.
The following chart includes U.S. retail registration data for 601+cc motorcycles for the years 2013 through 2015:
U.S. Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2015	2014	2013
Total new motorcycle registrations	328.8	313.6	305.9
Harley-Davidson new registrations	165.1	167.1	167.8
	50.2%	53.3%	54.9%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled vehicles and beginning in 2014, autocycles. Registration data for Harley-Davidson Street 500® motorcycles is not included in this table.

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

The European 601+cc motorcycle market is slightly larger than the U.S. market and customer preferences differ from those of U.S. customers. The touring and cruiser category represented approximately 52% of the European 601+cc market in 2015 compared to approximately 76% of the 601+ cc market in the U.S.
The following chart includes European retail registration data for 601+cc motorcycles for the years 2013 through 2015:
European Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2015	2014	2013
Total new motorcycle registrations	351.7	319.8	281.8
Harley-Davidson new registrations	37.0	38.5	36.1
	10.5%	12.0%	12.8%

(a)
On-road 601+cc models include dual purpose models, three-wheeled vehicles and beginning in 2015, autocycles. Registration data for Harley-Davidson Street 500® motorcycles is not included in this table.

(b)
Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Street 500 motorcycles which are excluded from the 601+cc units included in the retail registration data in this table. In addition, some differences may arise related to the timing of data submissions to the independent sources.

Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. Royalty revenues from licensing, included in Motorcycles segment net revenue, were $46.5 million, $47.1 million and $58.9 million in 2015, 2014 and 2013, respectively.
Other Products and Services – The Company provides a variety of services to its independent dealers including motorcycle service and business management training programs and customized dealer software packages.
Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.
The Company and its subsidiaries own, and continue to obtain, patent rights that relate to its motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technology and designs. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. The Company’s active patent portfolio has an average age for patents of approximately seven and a half years. A patent review committee manages the patent strategy and portfolio of the Company.
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
Customers – Harley-Davidson appeals to a diverse range of customers across multiple demographics both in the U.S. and worldwide.
U.S. retail purchasers of new Harley-Davidson motorcycles include both core and outreach customers. The Company defines its U.S. core customers as Caucasian men over the age of 35 and its U.S. outreach customers as women (Caucasian, age 35+), young adults (ages 18-34), African-American adults (age 35+), and Latino adults (age 35+). In 2014 (which is the most recent data available), for the seventh straight year the Company was the market share leader in U.S. new motorcycle registrations (all cc's) within its core-customer segment and in each outreach customer segment. (Based on the Company's analysis of Polk new motorcycle registration data from IHS Automotive)
Outside the U.S., the Company's definition of core and outreach customers varies depending on the profile of its customers in each market. In general, the Company defines it core customers outside the U.S. as men over the age of 35 and its outreach customers outside the U.S. as women and young adults.
Marketing and Customer Experiences – The Company’s products are marketed to retail customers worldwide primarily through digital and experiential activities as well as through more traditional promotional and advertising activities. Additionally, the Company's independent dealers engage in a wide range of local marketing and experiential activities supported by cooperative programs with the Company.
Customer experiences have traditionally been at the center of much of the Company’s marketing. To attract customers and achieve its goals, the Company participates in motorcycle rallies around the world and also in major motorcycle consumer shows, racing activities, music festivals, mixed martial arts activities and other special promotional events.
One of the ways the Company promotes its Harley-Davidson products and the related lifestyle is through the Harley Owners Group (H.O.G.®), which has approximately 1 million members worldwide, is the industry’s largest company-sponsored motorcycle enthusiast organization. H.O.G.® also sponsors many motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.
The Company's Harley-Davidson® Riding Academy offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. Since its inception, the program has trained more than 445,000 riders. The courses are conducted by a network of participating Harley-Davidson dealerships throughout the U.S., Canada, South Africa, China, Australia, Mexico and Brazil, enabling students to experience the Harley-Davidson lifestyle, environment, people and products as they learn.
The Harley-Davidson Authorized Tours program allows motorcyclists/enthusiasts to experience riding opportunities worldwide. Riders can also rent Harley-Davidson motorcycles worldwide from participating dealers through the Company’s Authorized Rentals Program.
The Company operates the Harley-Davidson Museum (Museum) in Milwaukee, Wisconsin. The Museum is a unique destination that the Company believes builds and strengthens bonds between riders and Harley-Davidson and enhances the Harley-Davidson brand among the public at large.
Distribution – The Company’s products are retailed through a network of independent dealers, of which the majority sell Harley-Davidson motorcycles exclusively. These dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service on Harley-Davidson motorcycles. The Company believes the quality retail experience that its independent dealers provide is a differentiating and strategic advantage for the Company.
P&A, general merchandise and licensed products are also retailed through eCommerce channels in certain markets. In the U.S., the eCommerce model is facilitated by the Company. Retail internet orders are fulfilled and shipped by the Company, which acts as a limited agent for participating authorized U.S. Harley-Davidson dealers who are the merchant of record for all transactions. In China and India, the eCommerce sites are operated by third-parties.

The Company distributes its motorcycles and related products to a network of independent dealers located in over 95 countries worldwide. The following table includes the number of worldwide Harley-Davidson independent dealerships by geographic region as of December 31, 2015:

	Americas Region			EMEA Region	Asia-Pacific Region	Total
	United States	Canada	Latin America
Dealerships	696	68	61	378	232	1,435
Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other financial services companies, provide adequate financing to Harley-Davidson dealers and their retail customers. HDFS provides financing to Harley-Davidson independent dealers and the retail customers of those dealers in the U.S. and Canada. The Company’s independent dealers and their retail customers in EMEA, Asia-Pacific and Latin America are not directly financed by HDFS, but have access to financing through other established financial services companies, some of which have licensing or branding agreements with the Company.
Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of the Company’s wholesale motorcycle shipments primarily correlates with the timing of retail sales. The Company utilizes its flexible or surge manufacturing capabilities to help align the production and wholesale shipments of its motorcycles with the retail selling season. This allows the Company to minimize inventory levels in the Americas region. In the EMEA and Asia Pacific regions, the Company utilizes a distribution process whereby Company-owned inventory is maintained locally at a level sufficient to fulfill dealer orders as needed.
Motorcycle Manufacturing – The Company has a flexible manufacturing process designed to help ensure it is well-positioned to meet customer demand in a timely and cost-effective manner.(1) This flexible or surge manufacturing capability allows the Company to increase the production of motorcycles ahead of and during the peak retail selling season to more closely correlate the timing of production and wholesale shipments to the retail selling season.
Most of the Company's manufacturing facilities are located in the U.S. Internationally, the Company operates a CKD (Complete Knock Down) assembly facility in Brazil, which assembles motorcycles sold in Brazil from component kits sourced from the Company’s U.S. plants and its suppliers. The Company also operates a manufacturing facility in India, which includes both CKD assembly of certain motorcycles for sale in India and production of the Company’s Street motorcycles for distribution to markets outside of North America. Like its U.S. manufacturing facilities, the Company’s Brazil and India operations are focused on driving world-class performance with flexible or surge production processes to meet customer demands at reduced lead times. The Company also operates a manufacturing facility in Australia for the purpose of producing certain complex, high-finish wheels for its motorcycles.
Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve strategic objectives and deliver cost and quality improvement over the long-term(1).
The Company's principal raw materials that are purchased include steel and aluminum castings, forgings, steel sheets, coils and bars. The Company also purchases certain motorcycle components, including, but not limited to, electronic fuel injection systems, batteries, certain wheels, tires, seats, electrical components and instruments. The Company closely monitors the overall viability of its supply base. At this time, the Company does not anticipate difficulties in obtaining raw materials or components(1).
Research and Development – The Company incurred research and development expenses of $161.2 million, $138.3 million and $152.2 million during 2015, 2014 and 2013, respectively.
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
The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 27 voluntary recalls related to Harley-Davidson motorcycles at a total cost of $58.1 million. The Company reserves for all estimated costs associated with recalls in the period that management approves and commits to the recall.
Employees – As of December 31, 2015, the Motorcycles segment had approximately 5,700 employees.

Approximately 2,400 unionized employees at the manufacturing facilities are represented as follows:

•	York, Pennsylvania - represented by International Association of Machinist and Aerospace Workers (IAM), and the collective bargaining agreement will expire on October 15, 2022

•	Kansas City, Missouri - represented by United Steelworkers of America (USW), and IAM and the respective collective bargaining agreements will expire on July 31, 2018

•	Menomonee Falls, Wisconsin - represented by USW, and IAM and the respective collective bargaining agreements will expire on March 31, 2019

•	Tomahawk, Wisconsin - represented by USW, and the collective bargaining agreement will expire on March 31, 2019
Financial Services Segment
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS is an agent for certain unaffiliated insurance companies providing motorcycle insurance and protection products to motorcycle owners. HDFS conducts business principally in the United States and Canada. The Company’s independent dealers and their retail customers in EMEA, Asia-Pacific and Latin America are not financed by HDFS, but have access to financing through other third-party financial institutions, some of which have licensing or branding agreements with the Company or HDFS.
Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2015, 100% of such dealers utilized those services at some point during the year. HDFS also previously offered financial services to the Harley-Davidson distributor in Canada. The wholesale finance operations of HDFS are located in Plano, Texas.
Retail Financial Services – HDFS provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’ retail financial services are available through most Harley-Davidson dealerships in the United States and Canada. HDFS’ retail finance operations are principally located in Carson City, Nevada and Plano, Texas.
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
Licensing – HDFS has licensing arrangements with third-party financial institutions that issue credit cards bearing the Harley-Davidson brand. Internationally, HDFS licenses the Harley-Davidson brand to local third-party financial institutions that offer products to the Company’s retail customers such as financing and insurance.
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
Competition – The Company regards its ability to offer a package of wholesale and retail financial services in the U.S. and Canada as a significant competitive advantage. Additionally, as the predominant lender to sub-prime customers for the purchase of motorcycles in the U.S. and Canada, HDFS enables retail sales of Harley-Davidson motorcycles with very attractive financial returns. Competitors in the financial services industry compete for business based largely on price and, to a lesser extent, service. HDFS competes on convenience, service, brand association, dealer relations, industry experience, terms and price.
In the United States, HDFS financed 62.2% of the new Harley-Davidson motorcycles retailed by independent dealers during 2015, compared to 56.8% in 2014. In Canada, HDFS financed 39.2% of the new Harley-Davidson motorcycles retailed by independent dealers during 2015, compared to 34.0% in 2014. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson dealers in their local markets.
Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D U.S.A., LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.
Seasonality – HDFS experiences seasonal variations in retail financing activities based on the timing of regional riding seasons in the U.S. and Canada. In general, from mid-March through August, retail financing volume is greatest. HDFS wholesale financing volume is affected by inventory levels at Harley-Davidson dealers. Although the Company's surge production capabilities help reduce seasonal fluctuations in dealer inventory levels for new motorcycles, dealers generally have higher inventory levels of new and used motorcycles in the late fall and winter than during the spring and summer riding season. As a result, wholesale financing volume is higher during fall and winter as compared to the rest of the year.
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
A subsidiary of HDFS, Eaglemark Savings Bank (ESB), is a Nevada state thrift chartered as an Industrial Loan Company (ILC). As such, the activities of this subsidiary are governed by federal laws and regulations as well as State of Nevada banking laws, and are subject to examination by the Federal Deposit Insurance Corporation (FDIC) and Nevada state bank examiners. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was passed into law in 2010, granted the federal Consumer Financial Protection Bureau (CFPB) significant supervisory, enforcement, and rule-making authority in the area of consumer financial products and services. While direct supervision of ESB will remain with the FDIC and the State of Nevada, certain CFPB regulations will directly impact HDFS and its operations. On September 17, 2014, the CFPB proposed a rule that would expand the scope of its supervisory authority to include non-bank larger participants in the vehicle financing market. This proposed rule became effective on August 31, 2015, giving the CFPB supervisory authority over a non-bank subsidiary of HDFS, allowing the CFPB to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, regulatorily-mandated changes to processes and procedures, product-related changes or consumer refunds, or other actions.
ESB originates retail loans and sells the loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with many common characteristics across the United States and to similarly service loans to U.S. retail customers.
Employees – As of December 31, 2015, the Financial Services segment had approximately 600 employees.
Internet Access
The Company’s internet website address is www.harley-davidson.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC). In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in nine languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s By-laws; (h) the Company’s Environmental Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct; (k) the Sustainability Strategy Report; (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 16, 2015, which compensation relates to the Company’s named executive officers; (m) the California Transparency in Supply Chain Act Disclosure; (n) Statement on Conflict Minerals; (o) Political Engagement and Contributions 2014-2015; and (p) the Company's Clawback Policy. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
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

•
The Company is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, a weakening in those foreign currencies relative to the U.S. dollar can adversely affect the Company's revenue and margin, and cause volatility in results of operations. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. Although the Company uses derivative financial instruments to some extent to attempt to manage a portion of its exposure to foreign currency exchange rates and commodity prices, the Company does not attempt to manage its entire expected exposure, and these instruments generally do not extend beyond one year and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.

•
The Company sells its products at wholesale and must rely on a network of independent dealers to manage the retail distribution of its products. The Company depends on the capability of its independent dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers purchase from the Company. If the Company’s independent dealers are not successful in these endeavors, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, independent dealers may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions such as weakened retail sales and tightened credit. If dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain dealerships. As a result, the Company could face additional adverse consequences related to the termination of dealer relationships. Additionally, liquidating a former dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s independent dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers, and adversely impact the Company’s ability to collect wholesale receivables that are associated with that dealer.

•
A cybersecurity breach may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party service providers and vendors receive, store, and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to the increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving our employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. The Company has experienced information security attacks, but to date they have not compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.

•
The Company’s marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide may not continue to be successful. The Company has been successful in marketing its products in large part by promoting the experience of Harley-Davidson motorcycling. To sustain and grow the business over the long-term, the Company must continue to be successful selling products and promoting the experience of motorcycling to both core customers and outreach customers such as women, young adults and ethnically diverse adults. The Company must also execute its multi-generational and multi-cultural strategy without adversely impacting the strength of the brand with core customers. Failure to successfully drive demand for the Company's products may have a material adverse effect on the Company's business and results of operations.

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

•
Expanding international sales and operations subjects the Company to risks that may have a material adverse effect on its business. Expanding international sales and operations is a part of the Company’s long-term business strategy. To support that strategy, the Company must increase its presence outside the U.S., including additional employees and investment in business infrastructure and operations. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government laws and regulations and U.S. laws and regulations that apply to international operations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability or cash flows. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.

•
Retail sales of the Company's independent dealers may be impacted by weather. The Company has observed that abnormally cold and/or wet conditions in a region could have the effect of reducing demand or changing the timing for purchases of new Harley-Davidson motorcycles. Reduced demand for new Harley-Davidson motorcycles ultimately leads to reduced shipments by the Company.

•
Retail sales of new motorcycles by the Company’s independent dealers may be adversely impacted by increased supply of and/or declining prices for used motorcycles and excess supply of new motorcycles. The Company has observed that when prices for used Harley-Davidson motorcycles have declined, it can have the effect of reducing demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Further, the Company and its independent dealers can and do take actions that influence the markets for new and used motorcycles. For example, introduction of new motorcycle models with significantly different functionality, technology or other customer satisfiers can result in increased supply of used motorcycles, and a decrease in the inventory of used motorcycles available for sale at Harley-Davidson dealers in the U.S. may result in an increased supply or decreased demand in the market for used Harley-Davidson-branded motorcycles, which could result in declining prices for used motorcycles, and prior model-year new motorcycles. Also, while the Company has taken steps designed to balance production volumes for its new motorcycles with demand, those steps may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.

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
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (CFPB), housed in the Federal Reserve. The CFPB has been granted significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet known. Compliance with the law may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required to comply with the regulations. Compliance may create operational constraints and place limits on pricing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations. On September 17, 2014 the CFPB proposed a rule that would expand the scope of its supervisory authority to include non-bank larger participants in the vehicle financing market. This proposed rule became effective on August 31, 2015, giving the CFPB supervisory authority over a non-bank subsidiary of HDFS, allowing the CFPB to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, regulatorily mandated changes to processes and procedures, product-related changes or consumer refunds, or other actions.

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

•
The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency and to mitigate failure risks from older/aged technologies currently in its portfolio. The Company has several large, strategic information system projects in process. As new systems and technologies (and related strategies) are implemented, the Company could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to its manufacturing and other business processes. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations and older technologies may fail, which may have a material adverse effect on the Company’s business and results of operations.

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

•
The Company, its suppliers, and its independent dealers must successfully accommodate a seasonal retail motorcycle sales pattern. The Company records the wholesale sale of a motorcycle when it is shipped to the Company’s independent dealers. The Company's flexible production capability allows it to more closely correlate motorcycle production and wholesale shipments with the retail selling season. Any difficulties in executing flexible production could result in lost production or sales. The Company, its suppliers, and its independent dealers must be able to successfully manage changes in production rates, inventory levels and other business processes associated with flexible production. Failure by the Company, its suppliers, or its independent dealers to make such adjustments may have a material adverse effect on the Company’s business and results of operations.

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

•
The Company has a number of competitors, some of which have greater financial resources than the Company. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Certain competitors appear to be increasing their investment in products that compete with the Company's products. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and if price becomes a more important competitive factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can be used to fund discounted prices to U.S. consumers. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.

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

•
The Financial Services operations rely on external sources to finance a significant portion of its operations. Liquidity is essential to the Company’s Financial Services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s Financial Services operations may be negatively affected by difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers, and dilution to existing share value through the use of alternative sources of capital.

•
The Financial Services operations are highly dependent on accessing capital markets to fund their operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions will adversely affect its earnings and results of operations. The ability of the Company and its Financial Services operations to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, the Company’s cost of borrowing could increase, resulting in reduced earnings and interest margins, or the Company’s access to capital may be disrupted or impaired. The Company borrowed $750,000,000 in 2015 to fund the repurchase of its Common Stock, which increased the Company's leverage. Having increased leverage increases the risk of a downgrade in the Company's credit ratings.

•
The Financial Services operations are exposed to credit risk on its retail and wholesale receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's independent dealers, to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. Credit losses are also influenced by the markets for new and used motorcycles, and the Company and its independent dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models or a decrease in the inventory of used motorcycles available for sale at Harley-Davidson dealers in the U.S. may result in increased supply or decreased demand in the market for used Harley-Davidson-branded motorcycles, including motorcycles securing credit that HDFS has extended. This in turn could adversely impact the prices at which those motorcycles may be sold, which may lead to increased credit losses for HDFS.

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

•
The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Missouri, Wisconsin and Pennsylvania will expire in 2018, 2019 and 2022, respectively. Collective bargaining agreements generally cover wages, healthcare benefits and retirement plans, seniority, job classes and work rules. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and the Company’s business and results of operations.

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

•
Regulations related to conflict minerals and other materials that the Company purchases to use in its products will cause the Company to incur additional expenses and may have other adverse consequences. The SEC adopted inquiry, diligence and disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or "conflict minerals", that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Compliance with the disclosure requirements could affect the sourcing and availability of some of the minerals that the Company uses in the manufacturing of its products. The Company's supply chain is complex, and if it is not able to determine the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of Congo and surrounding countries or determine that its products are "conflict free", then the Company may face reputational challenges with customers, investors or others. Additionally, as there may be only a limited number of suppliers offering "conflict free" minerals, if the Company chooses to use only conflict minerals that are "conflict free", the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Accordingly, the Company could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Other laws or regulations impacting our supply chain, such as the UK Modern Slavery Act, may have similar consequences.

The Company disclaims any obligation to update these Risk Factors or any other forward-looking statements. The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties
The following is a summary of the principal operating properties of the Company as of December 31, 2015:
Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Manufacturing(1)	Menomonee Falls, WI	915,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Manufacturing(2)	Tomahawk, WI	226,000	Owned
Manufacturing(3)	York, PA	616,000	Owned
Manufacturing(4)	Kansas City, MO	456,000	Owned
Manufacturing(5)	Manaus, Brazil	100,000	Lease expiring 2020
Regional Office	Oxford, England	39,000	Lease expiring 2017
Manufacturing(6)	Bawal, India	64,000	Lease expiring 2016
Regional Office	Singapore	24,000	Lease expiring 2020
Manufacturing(7)	Adelaide, Australia	485,000	Lease expiring 2017

(1)	Motorcycle powertrain production.

(2)	Plastic parts production and painting.

(3)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.

(4)	Motorcycle parts fabrication, painting and Dyna®, Sportster®, Softail®, V-Rod® and Street platform assembly.

(5)	Assembly of select models for the Brazilian market.

(6)	Assembly of select models for the Indian market and production of the Street platform for non-North American markets.

(7)	Motorcycle wheel production.
Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	69,321	Lease expiring 2025
Office	Carson City, NV	100,000	Owned
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
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2015	Low	High	2014	Low	High
First quarter	$58.24	$66.58	First quarter	$60.55	$70.04
Second quarter	$53.04	$62.96	Second quarter	$63.74	$74.13
Third quarter	$50.64	$60.67	Third quarter	$60.24	$70.65
Fourth quarter	$45.00	$57.10	Fourth quarter	$54.22	$70.41
The Company paid the following dividends per share:

	2015	2014	2013
First quarter	$0.310	$0.275	$0.210
Second quarter	0.310	0.275	0.210
Third quarter	0.310	0.275	0.210
Fourth quarter	0.310	0.275	0.210
Total	$1.240	$1.100	$0.840
As of January 29, 2016, there were 75,729 shareholders of record of Harley-Davidson, Inc. common stock.
The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2015:

2015 Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28 to November 1	5,720,788	$53	5,720,788	15,860,592
November 2 to November 29	5,218,675	$49	5,218,675	10,746,571
November 30 to December 31	1,761,931	$48	1,761,931	8,986,667
Total	12,701,394	$51	12,701,394
The Company had an authorization (originally adopted in December 1997) by its Board of Directors to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004 plus (2) one percent of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split (1997 Authorization). The Company made discretionary share repurchases of 0.1 million shares during the fourth quarter ended December 31, 2015 under this authorization. As of December 31, 2015, there were no shares available under this authorization. In February 2016, the Company's Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date, which superseded the authority granted by the 1997 Authorization.
In December 2007, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date. The Company made no discretionary share repurchases during the fourth quarter ended December 31, 2015 under this authorization. As of December 31, 2015, no shares remained under this authorization.
In February 2014, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. This board authorization is in addition to existing share repurchase authorizations. Six million six hundred thousand shares were repurchased by the Company during the quarter ended December 31, 2015 under this authorization. As of December 31, 2015, no shares remained under this authorization.
Additionally, in June 2015, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 6.0 million discretionary shares during the quarter ended December 31, 2015 under this authorization. As of December 31, 2015, 9.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2015, the Company acquired 398 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2010 and that all dividends are reinvested.

	2010 ($)	2011 ($)	2012 ($)	2013 ($)	2014 ($)	2015 ($)
Harley-Davidson, Inc.	100	114	145	208	201	142
Standard & Poor’s MidCap 400 Index	100	98	116	152	165	159
Standard & Poor’s 500 Index	100	102	118	157	178	181

 Item 6.     Selected Financial Data

(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Statement of income data:
Revenue:
Motorcycles & Related Products	$5,308,744	$5,567,681	$5,258,290	$4,942,582	$4,662,264
Financial Services	686,658	660,827	641,582	637,924	649,449
Total revenue	$5,995,402	$6,228,508	$5,899,872	$5,580,506	$5,311,713
Income from continuing operations	$752,207	$844,611	$733,993	$623,925	$548,078
Income from discontinued operations, net of tax	—	—	—	—	51,036
Net income	$752,207	$844,611	$733,993	$623,925	$599,114
Weighted-average common shares:
Basic	202,681	216,305	222,475	227,119	232,889
Diluted	203,686	217,706	224,071	229,229	234,918
Earnings per common share from continuing operations:
Basic	$3.71	$3.90	$3.30	$2.75	$2.35
Diluted	$3.69	$3.88	$3.28	$2.72	$2.33
Earnings per common share from discontinued operations:
Basic	$—	$—	$—	$—	$0.22
Diluted	$—	$—	$—	$—	$0.22
Earnings per common share:
Basic	$3.71	$3.90	$3.30	$2.75	$2.57
Diluted	$3.69	$3.88	$3.28	$2.72	$2.55
Dividends paid per common share	$1.240	$1.100	$0.840	$0.620	$0.475
Balance sheet data:
Total assets	$9,991,167	$9,528,097	$9,405,040	$9,170,773	$9,674,164
Total debt	$6,890,388	$5,504,629	$5,259,170	$5,102,649	$5,722,619
Total equity	$1,839,654	$2,909,286	$3,009,486	$2,557,624	$2,420,256

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
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company's products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the following regions: Americas, Europe/Middle East/Africa (EMEA) and Asia-Pacific.
The Financial Services segment consists of HDFS which provides wholesale and retail financing and insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
The “% Change” figures included in the “Results of Operations” section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.
Overview
The Company’s net income for 2015 was $752.2 million, or $3.69 per diluted share, compared to $844.6 million, or $3.88 per diluted share, in 2014. Operating income from the Motorcycles segment was down $127.7 million compared to 2014. Motorcycles segment operating income was negatively impacted by unfavorable currency exchange rates, lower wholesale shipment volume, unfavorable product mix and higher selling, administrative and engineering expenses. These unfavorable impacts were partially offset by model-year price increases and lower raw material and manufacturing costs. Operating income from the Financial Services segment was up modestly from the prior year, increasing $2.4 million, or 0.9%, on higher net interest income partially offset by a higher provision for credit losses.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles decreased 1.3% compared to 2014. Retail sales of new Harley-Davidson motorcycles decreased 1.7% in the U.S. and 0.5% in international markets. Retail sales were below the Company's expectations in 2015. In 2015, retail sales were adversely impacted by a significant increase in competitiveness behind currency-driven discounting and the introduction of new products by a number of our competitors as well as a challenging macro-economic environment.
Please refer to the “Results of Operations 2015 Compared to 2014” for additional details concerning the results for 2015.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Outlook section are only made as of January 28, 2016 and the remaining forward looking statements in this report are only made as the date of the filing of this report (February 18, 2016), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
In October 2015, the Company laid out its plans for how it intends to increase its focus, investment and resolve to drive demand in 2016 and beyond. The Company has five clear objectives:

•	Lead in every market by achieving and holding the number one market share of the 601+cc motorcycle segment.

•	Grow the sport of motorcycling in the U.S., in part by growing the number of U.S. core customers and growing the U.S. outreach customers at a faster rate.

•	Grow U.S. retail sales and grow international retail sales at a faster rate. The Company has a plan to grow its international dealer network by 150 to 200 new dealerships by 2020.

•	Grow revenue and grow earnings faster than revenue through 2020.

•	Outperform the S&P 500
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
On January 28, 2016 the Company announced the following expectations for 2016.
The Company believes 2016 global retail sales of Harley-Davidson motorcycles will face headwinds as the competition continues to be aggressive with discounting and new product introductions. The Company also anticipates global macro-economic challenges including weakness in oil-dependent areas. Internationally, various markets are experiencing economic challenges. In particular in Brazil, the Company expects significant pressure to continue. In response to the nearly 50% devaluation of the Brazilian real last year, the Company raised prices over 20% in 2016, and it expects lower retail sales in Brazil in 2016.
The Company expects to ship 269,000 to 274,000 Harley-Davidson motorcycles during 2016, up approximately 1% to 3% over 2015. This includes 78,000 to 83,000 Harley-Davidson motorcycles that it expects to ship in the first quarter of 2016, approximately down 2% at the low end of the range to up 4% at the high end of the range over the first quarter of 2015.
The Company expects 2016 global retail motorcycle sales to grow year-over-year with international retail sales growing at a faster rate than the rate of growth in the U.S.
The Company expects the 2016 operating margin percent for the Motorcycles segment to be between 16% and 17% compared to 16.5% in 2015.
The Company expects gross margin as a percent of revenue will be down year-over-year.
The Company expects that the 2016 gross margin percent will benefit from motorcycle pricing and strong productivity gains offset by unfavorable foreign currency exchange and higher year-over-year start-up costs as it implements its enterprise resource planning (ERP) system at its Kansas City manufacturing facility. If foreign currency exchange rates on January 27, 2016 remained constant throughout 2016, which is a hypothetical expectation in what is a very volatile foreign currency exchange environment, the Company estimates the adverse impact to its expected Motorcycle segment revenue from currency exchange in 2016 would be approximately 1%. Under this scenario, the Company would also expect an unfavorable impact to

2016 gross margin of approximately $60 million, or 1 percentage point, driven by lower revenues and the comparison to the more favorable foreign currency contract gains it realized in 2015. In accordance with its practices, the Company has hedged a portion of its 2016 foreign currency exposure; however, the gains it would realize on those hedges at current spot rates would not be as favorable as those it realized in 2015.
Although the Company will invest significantly more in marketing and product development in 2016, the Company expects its full-year selling, administrative and engineering expenses to be flat to up modestly from 2015. As a percent of revenue, the Company expects its selling, administrative and engineering expense will decrease. The Company expects its first quarter of 2016 selling, administrative and engineering expense to be approximately $25 million higher than the first quarter of 2015 as it ramps up its efforts to drive demand.
The Company expects operating income for the Financial Services segment to be down modestly in 2016 as compared to 2015 as a result of increased borrowing costs and unfavorable credit losses, partially offset by higher revenues.
The Company's capital expenditure estimates for 2016 are between $255 million and $275 million as it increases its focus on bringing exciting new products to market and as it continues to invest in its systems infrastructure, most notably expanding the implementation of its ERP system. The Company anticipates it will have the ability to fund all capital expenditures in 2016 with cash flows generated by operations.
The Company also announced on January 28, 2016 that it expects the full year 2016 effective income tax rate to be approximately 34.5%.

Results of Operations 2015 Compared to 2014
Consolidated Results

(in thousands, except earnings per share)	2015	2014	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$875,490	$1,003,147	$(127,657)	(12.7)%
Operating income from Financial Services	280,205	277,836	2,369	0.9%
Operating income	1,155,695	1,280,983	(125,288)	(9.8)%
Investment income	6,585	6,499	86	1.3%
Interest expense	12,117	4,162	7,955	191.1%
Income before income taxes	1,150,163	1,283,320	(133,157)	(10.4)%
Provision for income taxes	397,956	438,709	(40,753)	(9.3)%
Net income	$752,207	$844,611	$(92,404)	(10.9)%
Diluted earnings per share	$3.69	$3.88	$(0.19)	(4.9)%
Consolidated operating income was down 9.8% in 2015 driven by a decrease in operating income from the Motorcycles segment which decreased by $127.7 million compared to 2014. Operating income for the Financial Services segment increased by $2.4 million during 2015 as compared to 2014. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Corporate interest expense was higher in 2015 compared to 2014 due to the issuance of corporate debt. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 and utilized the proceeds to fund the repurchase of common stock in the third and fourth quarters of 2015.
The effective income tax rate for 2015 was 34.6% compared to 34.2% for 2014.
Diluted earnings per share were $3.69 in 2015, down 4.9% compared to 2014. Diluted earnings per share were adversely impacted by the 10.9% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 217.7 million in 2014 to 203.7 million in 2015 driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycle Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 1.3% during 2015 compared to 2014. Retail sales of Harley-Davidson motorcycles decreased 1.7% in the United States and 0.5% internationally in 2015.

The Company believes 2015 U.S. retail sales of its motorcycles were negatively impacted by intense competitive activity behind currency-driven discounting and new competitor products as well as a challenging macro-economic environment.
The Company's U.S. market share of 601+cc motorcycles for 2015 was 50.2%, down 3.1 percentage points compared to 2014 (Source: Motorcycle Industry Council). The Company anticipated some level of market share loss following the 13.4 percentage point increase in recent years; however, the Company's market share over the first three quarters was more severely impacted than expected, which the Company believes is a result of the intense competitive environment and the inclusion of autocycles in the industry numbers.
International retail sales growth during 2015 in the Asia Pacific region was more than offset by declines in the EMEA region, Latin America and Canada. Retail sales in the Asia Pacific region were driven by growth in emerging markets and in Australia, partially offset by declines in Japan. The Company believes the retail sales decrease in the EMEA region was due to the introduction of several performance-oriented models by the competition. International retail sales as a percent of total retail sales in 2015 were 36.4% compared to 36.2% in 2014.
Despite the volatility in global retail sales, the Company believes it can continue to realize strong international growth opportunities by expanding its distribution network and increasing its brand relevance by delivering exceptional products that inspire riders. In 2015, the Company added 40 international dealerships, and it plans to add an additional 150 to 200 through 2020.(1)
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	2015	2014	(Decrease) Increase	% Change
Americas Region
United States	168,240	171,079	(2,839)	(1.7)%
Canada	9,669	9,871	(202)	(2.0)
Latin America	11,173	11,652	(479)	(4.1)
Total Americas Region	189,082	192,602	(3,520)	(1.8)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	36,894	38,491	(1,597)	(4.1)
Other	6,393	6,832	(439)	(6.4)
Total EMEA Region	43,287	45,323	(2,036)	(4.5)
Asia Pacific Region
Japan	9,700	10,775	(1,075)	(10.0)
Other	22,558	19,299	3,259	16.9
Total Asia Pacific Region	32,258	30,074	2,184	7.3
Total Worldwide Retail Sales	264,627	267,999	(3,372)	(1.3)%
Total International Retail Sales	96,387	96,920	(533)	(0.5)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Data for Europe include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
Motorcycle Registration Data - 601+cc(a)
The following table includes industry retail motorcycle registration data:

	2015	2014	Increase	% Change
United States(b)	328,818	313,627	15,191	4.8%
Europe(c)	351,735	319,801	31,934	10.0%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Autocycles were included in the U.S. and Europe data beginning in 2014 and 2015, respectively. Registration data for Harley-Davidson Street 500® motorcycles is not included in this table.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2015		2014		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	170,688	64.1%	173,994	64.3%	(3,306)	(1.9)%
International	95,694	35.9%	96,732	35.7%	(1,038)	(1.1)
Harley-Davidson motorcycle units	266,382	100.0%	270,726	100.0%	(4,344)	(1.6)%
Touring motorcycle units	114,768	43.1%	122,481	45.2%	(7,713)	(6.3)%
Cruiser motorcycle units(a)	89,207	33.5%	91,426	33.8%	(2,219)	(2.4)
Sportster® / Street motorcycle units(b)	62,407	23.4%	56,819	21.0%	5,588	9.8
Harley-Davidson motorcycle units	266,382	100.0%	270,726	100.0%	(4,344)	(1.6)%

(a)	Category previously referred to as "Custom" motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
During 2015, wholesale shipments of Harley-Davidson motorcycles were down 1.6% compared to the prior year. International shipments as a percentage of the total were up slightly in 2015 as compared to 2014. In addition, shipments of Sportster® / Street motorcycles as a percentage of total shipments increased in 2015 compared to the prior year driven by the strong acceptance of the Street motorcycles as the Company continued its global rollout of these models in 2015. Touring motorcycle shipments were down in 2015 following a 14.2% increase in shipments of Touring motorcycles in 2014 driven by demand for the new Rushmore models. As the Company expected, dealer retail inventory of new Harley-Davidson motorcycles in the U.S. at the end of 2015 was approximately 2,600 units higher than at the end of 2014, largely due to the initial dealer fill of its new 2016 model-year motorcycles. The Company believes the U.S. year-end 2015 dealer retail inventory level is appropriate as the Company aggressively manages supply in line with demand(1).

Segment Results
The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2015	2014	(Decrease) Increase	% Change
Revenue:
Motorcycles	$4,127,739	$4,385,863	$(258,124)	(5.9)%
Parts & Accessories	862,645	875,019	(12,374)	(1.4)
General Merchandise	292,310	284,826	7,484	2.6
Other	26,050	21,973	4,077	18.6
Total revenue	5,308,744	5,567,681	(258,937)	(4.7)
Cost of goods sold	3,356,284	3,542,601	(186,317)	(5.3)
Gross profit	1,952,460	2,025,080	(72,620)	(3.6)
Selling & administrative expense	916,669	887,333	29,336	3.3
Engineering expense	160,301	134,600	25,701	19.1
Operating expense	1,076,970	1,021,933	55,037	5.4
Operating income from Motorcycles	$875,490	$1,003,147	$(127,657)	(12.7)%
The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2014 to 2015 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2014	$5,568	$3,543	$2,025
Volume	(59)	(29)	(30)
Price	81	9	72
Foreign currency exchange rates and hedging	(231)	(110)	(121)
Shipment mix	(50)	(20)	(30)
Raw material prices	—	(19)	19
Manufacturing costs	—	(17)	17
Total	(259)	(186)	(73)
2015	$5,309	$3,357	$1,952
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2014 to 2015:

•
On average, wholesale prices on the Company’s 2015 and 2016 model-year motorcycles were higher than the prior model-years resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in cost related to the additional content added to the 2015 and 2016 model-year motorcycles.

•
Gross profit was negatively impacted by changes in foreign currency exchange rates during 2015 compared to 2014. Revenue was negatively impacted by a weighted-average devaluation in the Euro, Japanese yen, Brazilian real and Australian dollar of 17% compared to 2014. The negative impact to revenue was partially offset by a positive impact to cost of goods sold as a result of natural hedges, benefits of foreign exchange contracts and a decrease in losses from the revaluation of foreign-denominated assets on the balance sheet.

•
Shipment mix changes negatively impacted gross profit primarily due to changes in motorcycle family mix, driven by higher shipments of Sportster®/Street motorcycles. The negative motorcycle family mix was partially offset by positive mix changes within parts and accessories and general merchandise.

•	Raw material prices were lower in 2015 compared to 2014.

•	Manufacturing costs for 2015 benefited from increased manufacturing efficiencies and the absence of Street motorcycles start-up costs that were incurred in 2014.
The net increase in operating expense was primarily due to reorganization charges, expenses associated with the acquisition and operations of its Canadian distribution and higher recall costs.

As discussed in "Outlook", the Company plans to significantly increase its spending in 2016 to drive demand. It plans to offset this increased spending by reducing spending in other areas, primarily support functions and through a reorganization of its commercial operations. To support this planned reallocation of spending, the Company incurred approximately $30 million of reorganization expenses in the fourth quarter of 2015. This included approximately $23 million of operating expense and $5 million of cost of goods sold in the Motorcycles segment. These costs consisted of employee severance benefits, retirement benefits and other reorganization costs. The Company also incurred approximately $2 million of reorganization expenses in the Financial Services segment.
On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd (Deeley Imports) including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada. As a result of the acquisition, the Company now directly distributes its products in Canada as it does in other countries. The Company incurred approximately $20 million of selling and administrative expense related to its Canada operations in 2015.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2015	2014	Increase (Decrease)	% Change
Interest income	$605,770	$585,187	$20,583	3.5%
Other income	80,888	75,640	5,248	6.9
Financial services revenue	686,658	660,827	25,831	3.9
Interest expense	161,983	164,476	(2,493)	(1.5)
Provision for credit losses	101,345	80,946	20,399	25.2
Operating expenses	143,125	137,569	5,556	4.0
Financial Services expense	406,453	382,991	23,462	6.1
Operating income from Financial Services	$280,205	$277,836	$2,369	0.9%
Interest income was favorable due to higher average receivables in the retail and wholesale portfolios, partially offset by lower retail yields due to low rate promotions during parts of 2015 and increased competition. Other income was favorable primarily due to increased credit card licensing and insurance revenue. Other income now includes international income which had previously been reported in interest income. Prior period amounts, which were not material, have been adjusted for comparability.
Interest expense benefited from a more favorable cost of funds and a lower loss on the extinguishment of a portion of the Company's 6.80% medium-term notes than in 2014, partially offset by higher average outstanding debt.
The provision for credit losses increased $20.4 million compared to 2014. The retail motorcycle provision increased $18.2 million during 2015 as a result of higher credit losses and portfolio growth. Credit losses were higher as a result of expected increased losses in the subprime portfolio, lower recovery values on repossessed motorcycles, and deterioration in performance in oil-dependent areas of the U.S. in late 2015.
Annual losses on the Company's retail motorcycle loans were 1.42% during 2015 compared to 1.22% in 2014. The 30-day delinquency rate for retail motorcycle loans at December 31, 2015 increased to 3.78% from 3.61% at December 31, 2014.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2015	2014
Balance, beginning of period	$127,364	$110,693
Provision for credit losses	101,345	80,946
Charge-offs, net of recoveries	(81,531)	(64,275)
Balance, end of period	$147,178	$127,364
At December 31, 2015, the allowance for credit losses on finance receivables was $139.3 million for retail receivables and $7.9 million for wholesale receivables. At December 31, 2014, the allowance for credit losses on finance receivables was $122.0 million for retail receivables and $5.3 million for wholesale receivables.

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
The Company believes U.S. retail sales for 2014 benefited from strong sales of Rushmore and Street motorcycles that were partially offset by adverse impacts that resulted from the absence of Road Glide motorcycles for most of 2014 and very difficult weather conditions in the first half of 2014.
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

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled motorcycles and beginning in 2014, the U.S. also includes autocycles. Registration data for Harley-Davidson Street 500® motorcycles are not included in this table.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles & Related Products segment:

	2014		2013		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	173,994	64.3%	167,016	64.1%	6,978	4.2%
International	96,732	35.7%	93,455	35.9%	3,277	3.5
Harley-Davidson motorcycle units	270,726	100.0%	260,471	100.0%	10,255	3.9%
Touring motorcycle units	122,481	45.2%	107,213	41.2%	15,268	14.2%
Cruiser motorcycle units(a)	91,426	33.8%	102,950	39.5%	(11,524)	(11.2)
Sportster® / Street motorcycle units(b)	56,819	21.0%	50,308	19.3%	6,511	12.9
Harley-Davidson motorcycle units	270,726	100.0%	260,471	100.0%	10,255	3.9%

(a)	Category previously referred to as "Custom" motorcycle units, as used in this table, include Dyna®, Softail®, V-Rod® and CVO models.

(b)	Initial shipments of Street motorcycle units began in the first quarter of 2014.
During 2014, wholesale shipments of Harley-Davidson motorcycles were up 3.9% compared to the prior year. International shipments as a percentage of the total were down slightly in 2014 as compared to 2013. In addition, shipments of touring motorcycles and Sportster® / Street motorcycles as a percentage of total shipments increased in 2014 compared to the prior year while shipments of cruiser motorcycles as a percentage of total shipments declined. The Company believes the increase in touring motorcycle shipments, as a percentage of total shipments, was driven by continued demand for model-year 2014 Rushmore motorcycles and demand for model-year 2015 Rushmore motorcycles. Also, the shipment mix of Sportster® / Street increased as a result of Street shipments which began in 2014 and totaled approximately 9,900 motorcycles. As expected, retail inventory in the U.S. at the end of 2014 was approximately 2,900 units higher than at the end of 2013 largely due to the initial dealer fill of Street models for retail.

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
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2014	2013	Increase (Decrease)	% Change
Interest income	$585,187	$575,652	$9,535	1.7%
Other income	75,640	65,930	9,710	14.7
Financial services revenue	660,827	641,582	19,245	3.0
Interest expense	164,476	165,491	(1,015)	(0.6)
Provision for credit losses	80,946	60,008	20,938	34.9
Operating expenses	137,569	132,990	4,579	3.4
Financial Services expense	382,991	358,489	24,502	6.8
Operating income from Financial Services	$277,836	$283,093	$(5,257)	(1.9)%
Interest income was favorable due to higher retail and wholesale outstanding finance receivables, partially offset by lower yields primarily on retail finance receivables due to increased competition. Other income was favorable primarily due to increased credit card licensing and insurance revenue. Other income now includes international income which had previously been reported in interest income. Amounts for 2014 and 2013, which were not material, have been adjusted for comparability.
Interest expense benefited from a more favorable cost of funds and a lower loss on the extinguishment of a portion of the Company's 6.80% medium-term notes than in 2013, partially offset by higher average outstanding debt.
The provision for credit losses increased $20.9 million compared to 2013. The retail motorcycle provision increased $20.0 million during 2014 as a result of higher credit losses, an increase in the retail motorcycle reserve rate, and portfolio growth. Credit losses were impacted by lower recovery values of repossessed motorcycles, the impact of changing consumer behavior, and lower recoveries as a result of fewer charge-offs in prior periods.
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
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU No. 2015-03 amends the guidance within ASC Topic 835, "Interest", to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. In August 2015, the FASB further clarified their views on debt costs incurred in connection with a line of credit arrangement by issuing ASU No. 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU No. 2015-15 amends the guidance within ASC Topic 835, “Interest”, to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company plans to adopt both ASUs for fiscal years beginning after December 15, 2015 and for interim periods therein, on a retrospective basis. Upon adoption, the Company will reclassify debt issuance costs, other than debt issuance costs related to line of credit arrangements, from other assets to debt on the balance sheet. The Company intends to continue to classify debt issuance costs related to the line of credit arrangements as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. At December 31, 2015, the Company had $20.4 million of debt issuance costs, which includes $2.1 million of debt issuance costs related to line of credit arrangements, recorded as assets on the consolidated balance sheet.
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU No. 2015-16). ASU No. 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period in which they determine the amounts. This would include any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The Company is required to adopt ASU 2015-16 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate any material impacts upon adopting this standard in 2016.
In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17). ASU No. 2015-17 eliminates the requirement for a Company to separate deferred income tax liabilities and assets into current and noncurrent amounts on a classified statement of financial position and requires that deferred tax liabilities and assets be classified as noncurrent. The Company is required to adopt ASU 2015-17 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on either a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the timing and basis of adoption.
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01). ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The Company is required to adopt ASU 2016-01 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a prospective basis. The Company is currently evaluating the impact of adoption.

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
The retail portfolio consists of a large number of small balance, homogeneous finance receivables. The Company performs a periodic and systematic collective evaluation of the adequacy of the retail allowance. The Company utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates.
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
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the Company increased the weighted-average discount rate for pension and SERPA obligations from 4.21% as of December 31, 2014 to 4.53% as of December 31, 2015. The Company increased the weighted-average discount rate for postretirement healthcare obligations from 3.99% to 4.29%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2015, the Company set its healthcare cost trend rate at 7.5% as of December 31, 2015. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.0% by 2021.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2015 Net periodic benefit costs
Pension and SERPA	$48,530	$31,689	$18,706	n/a
Postretirement healthcare	$12,295	$1,334	$1,404	$1,620
2015 Benefit obligations
Pension and SERPA	$2,009,000	$341,242	n/a	n/a
Postretirement healthcare	$354,739	$30,981	n/a	$12,211
This information should not be viewed as predictive of future amounts. The analysis of the impact of a 1% change in the table above does not take into account the cost related to special termination benefits. The calculation of pension, SERPA and postretirement healthcare obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 13 of Notes to Consolidated Financial Statements.
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
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2015 is as follows (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Principal payments on debt	$2,045,000	$2,481,191	$1,617,263	$746,934	$6,890,388
Interest payments on debt	159,028	236,972	89,193	425,625	910,818
Operating lease payments	13,727	17,049	11,655	13,098	55,529
	$2,217,755	$2,735,212	$1,718,111	$1,185,657	$7,856,735
Interest for floating rate instruments assumes December 31, 2015 rates remain constant.
As of December 31, 2015, the Company generally had no significant purchase obligations, other than those created in the ordinary course of business. Purchase orders issued for inventory and supplies used in product manufacturing generally do not become firm commitments until 90 days prior to expected delivery and can be modified to a certain extent until 30 days prior to expected delivery.
The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2015. During 2015, the Company contributed $28.5 million to its pension, SERPA and postretirement healthcare plans. No additional contributions were required during 2015 beyond current benefit payments for SERPA and postretirement healthcare plans. In January 2016, the Company voluntarily contributed $25 million to its qualified pension plan to further fund its pension plan and the Company expects that no additional qualified plan contributions will be required in 2016.(1) Also, the Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans.(1) The Company’s expected future contributions to these plans are provided in Note 13 of Notes to Consolidated Financial Statements.
As described in Note 12 of Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $73.1 million and accrued interest and penalties of $28.7 million as of December 31, 2015. However, the Company cannot make a reasonably reliable estimate for the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
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
The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be paid primarily through 2017 although certain Response Costs may continue for some time beyond 2017.
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
Liquidity and Capital Resources as of December 31, 2015
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Company’s Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, term asset-backed securitizations and intercompany borrowings.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

December 31, 2015
Cash and cash equivalents	$722,209
Current marketable securities	45,192
Total cash and cash equivalents and marketable securities	767,401

Global credit facilities	148,620
Asset-backed U.S. commercial paper conduit facility (a)	600,000
Asset-backed Canadian commercial paper conduit facility (b)	19,191
Total availability under credit facilities	767,811
Total	$1,535,212

(a)	The U.S. commercial paper conduit facility expires on December 14, 2016. The Company anticipates that it will renew this facility prior to expiration.(1)

(b)
The Canadian commercial paper conduit facility expires on June 30, 2016 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.(1)

The Company recognizes that it must continue to adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and the increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.
Cash Flow Activity
The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$1,100,118	$1,146,677	$977,093
Net cash used by investing activities	(915,848)	(744,650)	(568,867)
Net cash used by financing activities	(354,064)	(536,096)	(393,209)
Effect of exchange rate changes on cash and cash equivalents	(14,677)	(25,863)	(16,543)
Net decrease in cash and cash equivalents	$(184,471)	$(159,932)	$(1,526)
Operating Activities
The decrease in operating cash flow in 2015 compared to 2014 was due primarily to lower net income and increased wholesale lending. At the end of 2015, inventory was higher, as the Company increased its year-over-year fourth quarter production to maximize manufacturing efficiencies and prepare for the 2016 first quarter shipments.
During 2015, the Company contributed $28.5 million to its qualified pension, SERPA and postretirement healthcare plans compared to $29.7 million in 2014. In January 2016, the Company voluntarily contributed $25 million to its qualified pension plan to further fund its pension plan, and the Company expects that no additional qualified plan contributions will be required in 2016.(1) The Company also expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans. The Company’s expected future contributions to these plans are provided in Note 13 of Notes to Consolidated Financial Statements.
The increase in operating cash flow in 2014 compared to 2013 was due primarily to increased earnings and favorable changes in working capital and lower pension contributions, partially offset by higher wholesale finance originations.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $260.0 million, $232.3 million and $208.3 million during 2015, 2014 and 2013, respectively.
Net cash flows from finance receivables for 2015, which consisted primarily of retail finance receivables, were $59.8 million lower than 2014 as a result of an increase in retail motorcycle loan originations during 2015. Net cash flows from finance receivables for 2014, which consisted primarily of retail finance receivables, were $143.2 million lower than in 2013 as a result of an increase in retail motorcycle loan originations during 2014.
Changes in the Company’s investment in marketable securities resulted in cash inflows of $11.5 million, $41.0 million and $35.1 million in 2015, 2014 and 2013, respectively.
During 2015, the Company recorded a $59.9 million cash outflow for the purchase of certain assets and liabilities from Fred Deeley Imports, Ltd.

Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.
The Company paid dividends of $1.24 per share totaling $249.3 million during 2015, $1.10 per share totaling $238.3 million during 2014 and $0.84 per share totaling $187.7 million in 2013.
Cash outflows from share repurchases were $1.54 billion, $615.6 million and $479.2 million for 2015, 2014 and 2013, respectively. Share repurchases during 2015, 2014 and 2013 included 28.0 million, 9.3 million and 8.2 million shares of common stock, respectively, related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. In June 2015, the Company announced that the Company's Board of Directors had authorized the Company to repurchase up to 15 million additional shares of its common stock. In total at December 31, 2015, the Company had Board-approved authorizations to repurchase 9.0 million shares of its common stock. In February 2016, the Company's Board of Directors separately authorized the Company to buy back up to an additional 20 million shares of its common stock with no dollar limit or expiration date.
The Company’s total outstanding debt consisted of the following as of December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Unsecured commercial paper	$1,201,380	$731,786	$666,317
Asset-backed Canadian commercial paper conduit facility	153,839	166,912	174,241
Medium-term notes	3,325,081	3,334,398	2,858,980
Senior unsecured notes	746,934	—	303,000
Term asset-backed securitization debt	1,463,154	1,271,533	1,256,632
Total debt	$6,890,388	$5,504,629	$5,259,170
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2015 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch(a)	F1	A	Stable
Global Credit Facilities – In April 2014, the Company entered into a new $675.0 million five-year credit facility to refinance and replace a $675.0 million four-year credit facility that was due to mature in April 2015. The new five-year credit facility matures in April 2019. The Company also has a $675.0 million five-year credit facility which matures in April 2017. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. During July 2015, the Company borrowed C$20 million under the Global Credit Facilities and repaid the borrowings in August 2015. No borrowings were outstanding at December 31, 2015.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.35 billion as of December 31, 2015 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2015 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$450,000	3.875%	March 2011	March 2016
$400,000	2.70%	January 2012	March 2017
$400,000	1.55%	November 2014	November 2017
$878,708	6.80%	May 2008	June 2018
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $3.6 million, $3.6 million, and $1.5 million at December 31, 2015, 2014 and 2013, respectively.
In February 2015, the Company issued $600.0 million of medium-term notes that mature in 2020 and have an annual interest rate of 2.15%. In September 2014, the Company issued $600.0 million of medium-term notes that mature in September 2019 and have an annual interest rate of 2.40%. In November 2014, the Company issued $400.0 million of medium-term notes which mature in November 2017 and have an annual interest rate of 1.55%.
During 2015, 2014 and 2013, the Company repurchased an aggregate $9.3 million, $22.6 million, and $23.0 million, respectively, of its 6.80% medium-term notes which mature in June 2018. As a result, the Company recognized in financial services interest expense $1.1 million, $3.9 million and $4.9 million, respectively, for losses on the extinguishment of debt, which included unamortized discounts and fees. During September 2015, $600.0 million of 1.15% medium-term notes matured, and the principal and accrued interest were paid in full. During December 2014, $500.0 million of 5.75% medium-term notes matured, and the principal and accrued interest were paid in full.
In January 2016, HDFS issued $600.0 million of medium-term notes that mature in January 2019 and have an annual interest rate of 2.25% and $600.0 million of medium term notes that mature in January 2021 and have an annual interest rate of 2.85%.
Senior Unsecured Notes – In July 2015, the Company issued $750.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. $450.0 million of the senior unsecured notes mature in July 2025 and have an interest rate of 3.50%, and $300.0 million of the senior unsecured notes mature in July 2045 and have an interest rate of 4.625%. The Company used the proceeds from the debt to repurchase shares of its common stock in 2015.
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
Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$240 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2015, the Canadian Conduit has an expiration date of June 30, 2016. The contractual maturity of the debt is approximately 5 years.
During 2015 and 2014, the Company transferred $100.0 million and $97.1 million, respectively, of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $87.5 million and $85.0 million, respectively.

Asset-Backed U.S. Commercial Paper Conduit Facility Variable Interest Entity (VIE) – On December 14, 2015, the Company entered into a new revolving facility agreement (U.S. Conduit) with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. The prior agreement expired on December 14, 2015 and had similar terms. At December 31, 2015, 2014, and 2013, the Company had no outstanding borrowings under the U.S. Conduit.
This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2015, the U.S. Conduit expires December 14, 2016.
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
In 2015, the Company transferred a total of $1.31 billion of U.S. retail motorcycle finance receivables to two separate SPEs. The SPEs in turn issued $1.20 billion of secured notes. In 2014, the Company transferred $924.9 million of U.S. retail motorcycle finance receivables to one SPE. The SPE in turn issued $850.0 million of secured notes.
Intercompany Borrowings – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company. As of December 31, 2015, there were no intercompany loans outstanding and the intercompany loan balance of $250.0 million outstanding as of December 31, 2014 was repaid during the first quarter of 2015. The term loans provide for monthly interest based on the prevailing commercial paper rates and principal due at maturity or upon demand by the Company. The term loan balances and related interest are eliminated in the Company's consolidated financial statements.
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
At December 31, 2015, 2014 and 2013, HDFS and the Company remained in compliance with all of the existing covenants.
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

(ii)	manage through changes in general economic conditions, including changing capital, credit and retail markets, and political events,

(iii)	accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iv)
continue to develop the capabilities of the Company's dealers and manage the risks that the Company's independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(v)	prevent a cybersecurity breach involving consumer, employee, dealer, supplier or Company data and respond to evolving regulatory requirements regarding data security,

(vi)	drive demand by executing the Company's marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide in an increasingly competitive marketplace,

(vii)	develop and introduce products, services and experiences that are successful in the marketplace,

(viii)	manage risks that arise through expanding international manufacturing, operations and sales,

(ix)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(x)
balance production volumes for the Company's new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices,

(xi)	manage the impact that prices for and supply of used motorcycles may have on retail sales of new motorcycles,

(xii)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(xiii)	manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xiv)
prevent and detect any issues with the Company's motorcycles or associated manufacturing processes to avoid delays in new model launches, recall campaigns, increased warranty costs or litigation and adverse effects on the Company's reputation and brand strength,

(xv)	manage the Company's exposure to product liability claims and commercial or contractual disputes,

(xvi)	implement and manage enterprise-wide information technology solutions, including solutions at its manufacturing facilities,

(xvii)	execute its flexible production strategy,

(xviii)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xix)	retain and attract talented employees,

(xx)	successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations,

(xxi)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS’ loan portfolio, and

(xxii)	continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness.
In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in “Risk Factors” under Item 1A which includes a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
The Company’s ability to sell its motorcycles and related products and services and to meet its financial expectations also depends on the ability of the Company’s independent dealers to sell its motorcycles and related products and services to retail customers. The Company depends on the capability and financial capacity of its independent dealers to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company.
In addition, the Company’s independent dealers may experience difficulties in operating their businesses and selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions or other factors.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen, the Brazilian real and the Mexican peso. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2015, the notional U.S. dollar value of outstanding Euro, Australian dollar, Japanese yen, Brazilian real and Mexican peso foreign currency contracts was $436.4 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $41.6 million as of December 31, 2015. Further disclosure relating to the fair value of derivative financial instruments is included in Note 8 of the Notes to Consolidated Financial Statements.

 Item 8.    Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

Matthew S. Levatich	John A. Olin
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF THE AUDIT COMMITTEE
The Audit Committee of the Board of Directors reviews the Company’s financial reporting process and the audit process. All of the Audit Committee members are independent in accordance with the Audit Committee requirements of the New York Stock Exchange, Inc.
The Audit Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2015. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2015 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2015 fiscal year. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the 2015 fiscal year with management as well as with representatives of Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP matters required to be discussed under Public Company Accounting Oversight Board (PCAOB) No. 16, Communications with Audit Committees. The Audit Committee has received written disclosures from Ernst & Young LLP regarding their independence as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the 2015 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2015 fiscal year.
Audit Committee of the Board of Directors
Richard I. Beattie
George L. Miles, Jr.
N. Thomas Linebarger
James A. Norling, Chairman
Jochen Zeitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders of Harley-Davidson, Inc.:
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Harley-Davidson, Inc. and our report dated February 18, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Harley-Davidson, Inc.:
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 18, 2016

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2015, 2014 and 2013
(In thousands, except per share amounts)

	2015	2014	2013
Revenue:
Motorcycles and Related Products	$5,308,744	$5,567,681	$5,258,290
Financial Services	686,658	660,827	641,582
Total revenue	5,995,402	6,228,508	5,899,872
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,356,284	3,542,601	3,395,918
Financial Services interest expense	161,983	164,476	165,491
Financial Services provision for credit losses	101,345	80,946	60,008
Selling, administrative and engineering expense	1,220,095	1,159,502	1,124,753
Total costs and expenses	4,839,707	4,947,525	4,746,170
Operating income	1,155,695	1,280,983	1,153,702
Investment income	6,585	6,499	5,859
Interest expense	12,117	4,162	45,256
Income before provision for income taxes	1,150,163	1,283,320	1,114,305
Provision for income taxes	397,956	438,709	380,312
Net income	$752,207	$844,611	$733,993
Earnings per common share:
Basic	$3.71	$3.90	$3.30
Diluted	$3.69	$3.88	$3.28
Cash dividends per common share	$1.24	$1.10	$0.84
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net income	$752,207	$844,611	$733,993
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(55,362)	(36,808)	(18,009)
Derivative financial instruments	(13,156)	20,722	2,157
Marketable securities	(394)	(424)	(953)
Pension and postretirement benefit plans	(31,350)	(165,757)	291,807
Total other comprehensive (loss) income, net of tax	(100,262)	(182,267)	275,002
Comprehensive income	$651,945	$662,344	$1,008,995

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands, except share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$722,209	$906,680
Marketable securities	45,192	57,325
Accounts receivable, net	247,405	247,621
Finance receivables, net	2,053,582	1,916,635
Inventories	585,907	448,871
Restricted cash	88,267	98,627
Deferred income taxes	102,769	89,916
Other current assets	137,823	182,420
Total current assets	3,983,154	3,948,095
Finance receivables, net	4,814,571	4,516,246
Property, plant and equipment, net	942,418	883,077
Goodwill	54,182	27,752
Deferred income taxes	99,614	77,835
Other long-term assets	97,228	75,092
	$9,991,167	$9,528,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235,614	$196,868
Accrued liabilities	471,964	449,317
Short-term debt	1,201,380	731,786
Current portion of long-term debt	843,620	1,011,315
Total current liabilities	2,752,578	2,389,286
Long-term debt	4,845,388	3,761,528
Pension liability	164,888	76,186
Postretirement healthcare liability	193,659	203,006
Other long-term liabilities	195,000	188,805
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 344,855,704 and 344,174,653 shares issued, respectively	3,449	3,442
Additional paid-in-capital	1,328,561	1,265,257
Retained earnings	8,961,985	8,459,040
Accumulated other comprehensive loss	(615,205)	(514,943)
Treasury stock (160,121,966 and 132,297,840 shares, respectively), at cost	(7,839,136)	(6,303,510)
Total shareholders’ equity	1,839,654	2,909,286
	$9,991,167	$9,528,097

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2015 and 2014
(In thousands, except share amounts)

	2015	2014
Balances held by consolidated variable interest entities (Note 6)
Current finance receivables, net	$322,768	$312,645
Other assets	$4,706	$3,409
Non-current finance receivables, net	$1,250,919	$1,113,801
Restricted cash - current and non-current	$100,151	$110,017
Current portion of long-term debt	$353,363	$366,889
Long-term debt	$1,109,791	$904,644

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net cash provided by operating activities (Note 2)	$1,100,118	$1,146,677	$977,093
Cash flows from investing activities:
Capital expenditures	(259,974)	(232,319)	(208,321)
Origination of finance receivables	(3,751,830)	(3,568,423)	(3,244,005)
Collections on finance receivables	3,136,885	3,013,245	2,831,994
Purchases of marketable securities	—	—	(4,998)
Sales and redemptions of marketable securities	11,507	41,010	40,108
Acquisition of business	(59,910)	—	—
Other	7,474	1,837	16,355
Net cash used by investing activities	(915,848)	(744,650)	(568,867)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	595,386	991,835	—
Repayments of medium-term notes	(610,331)	(526,431)	(27,858)
Proceeds from issuance of senior unsecured notes	740,385	—	—
Repayment of senior unsecured notes	—	(303,000)	—
Proceeds from securitization debt	1,195,668	847,126	647,516
Repayments of securitization debt	(1,008,135)	(834,856)	(840,387)
Borrowings of asset-backed commercial paper	87,442	84,907	88,456
Repayments of asset-backed commercial paper	(72,727)	(77,800)	(78,765)
Net increase in credit facilities and unsecured commercial paper	469,473	63,945	371,085
Net change in restricted cash	11,410	22,755	43,201
Dividends paid	(249,262)	(238,300)	(187,688)
Purchase of common stock for treasury	(1,537,020)	(615,602)	(479,231)
Excess tax benefits from share-based payments	3,468	11,540	19,895
Issuance of common stock under employee stock option plans	20,179	37,785	50,567
Net cash used by financing activities	(354,064)	(536,096)	(393,209)
Effect of exchange rate changes on cash and cash equivalents	(14,677)	(25,863)	(16,543)
Net decrease in cash and cash equivalents	$(184,471)	$(159,932)	$(1,526)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$906,680	$1,066,612	$1,068,138
Net decrease in cash and cash equivalents	(184,471)	(159,932)	(1,526)
Cash and cash equivalents—end of period	$722,209	$906,680	$1,066,612

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2015, 2014 and 2013
(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Retained Earnings	Accumulated Other comprehensive loss	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2012	341,265,838	$3,413	$1,066,069	$7,306,424	$(607,678)	$(5,210,604)	$2,557,624
Net income	—	—	—	733,993	—	—	733,993
Total other comprehensive loss, net of tax (Note 10)	—	—	—	—	275,002	—	275,002
Dividends	—	—	—	(187,688)	—	—	(187,688)
Repurchase of common stock	—	—	—	—	—	(479,231)	(479,231)
Share-based compensation and 401(k) match made with Treasury shares	—	—	40,724	—	—	784	41,508
Issuance of nonvested stock	492,755	5	(5)	—	—	—	—
Exercise of stock options	1,398,638	14	50,553	—	—	—	50,567
Tax benefit of stock options and nonvested stock	—	—	17,711	—	—	—	17,711
Balance December 31, 2013	343,157,231	$3,432	$1,175,052	$7,852,729	$(332,676)	$(5,689,051)	$3,009,486
Net income	—	—	—	844,611	—	—	844,611
Total other comprehensive income, net of tax (Note 10)	—	—	—	—	(182,267)	—	(182,267)
Dividends	—	—	—	(238,300)	—	—	(238,300)
Repurchase of common stock	—	—	—	—	—	(615,602)	(615,602)
Share-based compensation and 401(k) match made with Treasury shares	—	—	40,848	—	—	1,143	41,991
Issuance of nonvested stock	15,891	—	—	—	—	—	—
Exercise of stock options	1,001,531	10	37,775	—	—	—	37,785
Tax benefit of stock options and nonvested stock	—	—	11,582	—	—	—	11,582
Balance December 31, 2014	344,174,653	$3,442	$1,265,257	$8,459,040	$(514,943)	$(6,303,510)	$2,909,286
Net income	—	—	—	752,207	—	—	752,207
Total other comprehensive loss, net of tax (Note 10)	—	—	—	—	(100,262)	—	(100,262)
Dividends	—	—	—	(249,262)	—	—	(249,262)
Repurchase of common stock	—	—	—	—	—	(1,537,020)	(1,537,020)
Share-based compensation and 401(k) match made with Treasury shares	—	—	39,457	—	—	1,394	40,851
Issuance of nonvested stock	162,193	2	(2)	—	—	—	—
Exercise of stock options	518,858	5	20,174	—	—	—	20,179
Tax benefit of stock options and nonvested stock	—	—	3,675	—	—	—	3,675
Balance December 31, 2015	344,855,704	$3,449	$1,328,561	$8,961,985	$(615,205)	$(7,839,136)	$1,839,654

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
Marketable Securities – The Company’s marketable securities consisted of the following at December 31 (in thousands):

	2015	2014
Available-for-sale securities: corporate bonds	$45,192	$57,325
Trading securities: mutual funds	36,256	33,815
Total marketable securities	$81,448	$91,140
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During 2015 and 2014, the Company recognized gross unrealized losses of $0.6 million and $0.7 million, respectively, or losses of $0.4 million and $0.4 million, net of tax, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 4 to 16 months.
The Company's trading securities relate to investments held by the Company to fund certain deferred compensation obligations. The trading securities are carried at fair value with gains and losses recorded in net income and investments are included in other long-term assets on the consolidated balance sheets.
Accounts Receivable, Net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $2.9 million and $3.5 million as of December 31, 2015 and 2014, respectively. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.
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
Repossessed inventory representing recovered collateral on impaired finance receivables is recorded at the lower of cost or net realizable value. In the period during which the collateral is repossessed, the related finance receivable is adjusted to the fair value of the collateral through a charge to the allowance for credit losses and reclassified to repossessed inventory. Repossessed inventory is included in other current assets and was $17.7 million and $13.4 million at December 31, 2015 and 2014, respectively.
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
Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $266.6 million at December 31, 2015 and $232.8 million at December 31, 2014 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.
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
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2015 and 2014, the Company performed a quantitative test on its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Product Warranty and Recall Campaigns – The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company offers a one-year warranty for Parts & Accessories (P&A). The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost, which are based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company reserves for all estimated costs associated with recalls in the period that management approves and commits to the recall.
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	2015	2014	2013
Balance, beginning of period	$69,250	$64,120	$60,263
Warranties issued during the period	59,259	60,331	59,022
Settlements made during the period	(96,529)	(74,262)	(64,462)
Recalls and changes to pre-existing warranty liabilities	42,237	19,061	9,297
Balance, end of period	$74,217	$69,250	$64,120
The liability for recall campaigns was $10.2 million, $9.8 million and $4.0 million at December 31, 2015, 2014 and 2013, respectively.
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
Motorcycles and Related Products Revenue Recognition – Sales are recorded when title and ownership is transferred, which is generally when products are shipped to wholesale customers (independent dealers). The Company may offer sales incentive programs to both wholesale and retail customers designed to promote the sale of motorcycles and related products. The total costs of these programs are generally recognized as revenue reductions and are accrued at the later of the date the related sales are recorded or the date the incentive program is both approved and communicated.
Financial Services Revenue Recognition – Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued and uncollected interest is classified with finance receivables. Certain loan origination costs related to finance receivables, including payments made to dealers for certain retail loans, are deferred and recorded within finance receivables, and amortized over the estimated life of the contract.
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2015 and 2014, all retail finance receivables are accounted for as interest-earning receivables.
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
Insurance and protection product commissions as well as commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $4.6 million and $5.7 million as of December 31, 2015 and 2014, respectively.
Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expenses in the consolidated statement of income. Research and development expenses were $161.2 million, $138.3 million and $152.2 million for 2015, 2014 and 2013, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2015, 2014 and 2013, the Company incurred $119.8 million, $107.4 million and $90.7 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.
Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of income. The total cost of the Company’s equity awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The total cost of the Company’s liability for cash-settled awards is equal to their settlement date fair value. The liability for cash-settled awards is revalued each period based on a recalculated fair value adjusted for vested awards. Total share-based award compensation expense recognized by the Company during 2015, 2014 and 2013 was $29.4 million, $37.9 million and $41.2 million, respectively, or $18.5 million, $23.9 million and $26.0 million net of taxes, respectively.
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
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU No. 2015-03 amends the guidance within ASC Topic 835, "Interest", to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. In August 2015, the FASB further clarified their views on debt costs incurred in connection with a line of credit arrangement by issuing ASU No. 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU No. 2015-15 amends the guidance within ASC Topic 835, “Interest”, to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company plans to adopt both ASUs for fiscal years beginning after December 15, 2015 and for interim periods therein, on a retrospective basis. Upon adoption, the Company will reclassify debt issuance costs, other than debt issuance costs related to line of credit arrangements, from other assets to debt on the balance sheet. The Company intends to continue to classify debt issuance costs related to the line of credit arrangements as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. At December 31, 2015, the Company had $20.4 million of debt issuance costs, which includes $2.1 million of debt issuance costs related to line of credit arrangements, recorded as assets on the balance sheet.
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU No. 2015-16). ASU No. 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period in which they determine the amounts. This would include any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The Company is required to adopt ASU 2015-16 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate any material impacts upon adopting this standard in 2016.
In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17). ASU No. 2015-17 eliminates the requirement for a Company to separate deferred income tax liabilities and assets into current and noncurrent amounts on a classified statement of financial position and requires that deferred tax liabilities and assets be classified as noncurrent. The Company is required to adopt ASU 2015-17 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on either a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the timing and basis of adoption.
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01). ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The Company is required to adopt ASU 2016-01 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a prospective basis. The Company is currently evaluating the impact of adoption.
2.    Additional Balance Sheet and Cash Flow Information
The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31, and the statements of cash flows for the years ended December 31.

Balance Sheet Information:
Inventories, net (in thousands):

	2015	2014
Components at the lower of FIFO cost or market
Raw materials and work in process	$161,704	$151,254
Motorcycle finished goods	327,952	230,309
Parts and accessories and general merchandise	145,519	117,210
Inventory at lower of FIFO cost or market	635,175	498,773
Excess of FIFO over LIFO cost	(49,268)	(49,902)
Total inventories, net	$585,907	$448,871
Inventory obsolescence reserves deducted from FIFO cost were $26.7 million and $17.8 million as of December 31, 2015 and 2014, respectively.
Property, plant and equipment, at cost (in thousands):

	2015	2014
Land and related improvements	$56,554	$55,238
Buildings and related improvements	453,433	475,268
Machinery and equipment	1,859,443	1,823,790
Software	524,076	440,703
Construction in progress	280,147	200,708
	3,173,653	2,995,707
Accumulated depreciation	(2,231,235)	(2,112,630)
Total property, plant and equipment, net	$942,418	$883,077
Accrued liabilities (in thousands):

	2015	2014
Payroll, employee benefits and related expenses	$160,971	$165,448
Warranty and recalls	54,894	48,529
Sales incentive programs	37,568	44,423
Tax-related accruals	18,535	28,333
Accrued interest	33,925	19,072
Other	166,071	143,512
Total accrued liabilities	$471,964	$449,317

Cash Flow Information:
The reconciliation of net income to net cash provided by operating activities of continuing operations is as follows (in thousands):

	2015	2014	2013
Cash flows from operating activities:
Net income	$752,207	$844,611	$733,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,074	179,300	167,072
Amortization of deferred loan origination costs	93,546	94,429	86,181
Amortization of financing origination fees	9,975	8,442	9,376
Provision for long-term employee benefits	60,824	33,709	66,877
Contributions to pension and postretirement plans	(28,490)	(29,686)	(204,796)
Stock compensation expense	29,433	37,929	41,244
Net change in wholesale finance receivables related to sales	(113,970)	(75,210)	28,865
Provision for credit losses	101,345	80,946	60,008
Loss on debt extinguishment	1,099	3,942	4,947
Deferred income taxes	(16,484)	(7,621)	52,580
Foreign currency adjustments	20,067	21,964	16,269
Other, net	846	(1,491)	10,123
Changes in current assets and liabilities:
Accounts receivable, net	(13,665)	(9,809)	(36,653)
Finance receivables – accrued interest and other	(3,046)	(2,515)	(346)
Inventories	(155,222)	(50,886)	(46,474)
Accounts payable and accrued liabilities	138,823	21,309	(78,665)
Derivative instruments	(5,615)	703	(2,189)
Prepaid and other	30,371	(3,389)	68,681
Total adjustments	347,911	302,066	243,100
Net cash provided by operating activities	$1,100,118	$1,146,677	$977,093
Cash paid during the period for interest and income taxes (in thousands):

	2015	2014	2013
Interest	$148,654	$154,310	$197,161
Income taxes	$371,547	$438,840	$236,972
Interest paid represents interest payments of HDFS (included in financial services interest expense) and interest payments of the Company (included in interest expense).
3.    Acquisition
On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd (Deeley Imports) including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada (Transaction) for total consideration of $59.9 million. The majority equity owner of Deeley Imports is a member of the Board of Directors of the Company. The Company believes that the acquisition of the Canadian distribution rights will align Harley-Davidson's Canada distribution with the Company's global go-to-market approach.
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
As noted above, in conjunction with the acquisition of certain assets and assumption of certain liabilities of Deeley Imports, the Company recorded goodwill of $28.6 million, all of which the Company believes is tax deductible, and intangible assets with an initial fair value of $20.8 million. Of the total intangible assets acquired, $13.3 million was assigned to reacquired distribution rights with a useful life of two years and $7.5 million was assigned to customer relationships with a useful life of twenty years. The Company agreed to reimburse Deeley Imports for certain severance costs associated with the Transaction resulting in $3.3 million of expense included in selling, administrative and engineering expense in the third quarter of 2015. The Company did not acquire any cash as part of the Transaction.
4.    Goodwill and Intangible Assets
The following table summarizes changes in the carrying amount of goodwill in the Motorcycles segment for the following years ended December 31 (in thousands):

	2015	2014	2013
Balance, beginning of period	$27,752	$30,452	$29,530
Business acquisitions	28,567	—	—
Currency translation	(2,137)	(2,700)	922
Balance, end of period	$54,182	$27,752	$30,452
The following table summarizes the Motorcycles segment intangible assets other than goodwill at December 31 (in thousands):

	2015
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Intangible assets other than goodwill
Reacquired distribution rights	$12,614	$(2,628)	$9,986	2
Customer relationships	7,116	(148)	6,968	20
Total other intangible assets	$19,730	$(2,776)	$16,954
Intangible assets other than goodwill are included in other long-term assets on the Company's consolidated balance sheets. The gross carrying amounts at December 31 differs from the acquisition date amounts due to changes in foreign currency exchange rates.

Total amortization expense of other intangible assets for 2015 was $2.8 million. There was no amortization expense of other intangible assets for 2014. The Company estimates future amortization to be as follows (in thousands):

Estimated Amortization
2016	6,756
2017	4,091
2018	360
2019	360
2020	360
Thereafter	5,027
Total	$16,954
The Financial Services segment had no goodwill or intangible assets at December 31, 2015 and December 31, 2014.
5.    Finance Receivables
Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2015	2014	2013	2012	2011
Wholesale
United States	$965,379	$903,380	$800,491	$776,633	$778,320
Canada	58,481	48,941	44,721	39,771	46,320
Total wholesale	1,023,860	952,321	845,212	816,404	824,640
Retail
United States	5,803,071	5,398,006	5,051,245	4,850,450	4,858,781
Canada	188,400	209,918	213,799	222,665	228,709
Total retail	5,991,471	5,607,924	5,265,044	5,073,115	5,087,490
	7,015,331	6,560,245	6,110,256	5,889,519	5,912,130
Allowance for credit losses	(147,178)	(127,364)	(110,693)	(107,667)	(125,449)
Total finance receivables, net	$6,868,153	$6,432,881	$5,999,563	$5,781,852	$5,786,681
 HDFS offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales.
HDFS provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between HDFS and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment contracts and are primarily related to sales of motorcycles to the dealers’ customers. HDFS holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2015 and 2014, approximately 12% of gross outstanding finance receivables were originated in Texas; there were no other states that accounted for more than 10%.
Unused lines of credit extended to the Company's wholesale finance customers totaled $1.27 billion and $1.01 billion at December 31, 2015 and 2014, respectively. Approved but unfunded retail finance loans totaled $169.6 million and $168.7 million at December 31, 2015 and 2014, respectively.

Wholesale finance receivables are generally contractually due within one year. On December 31, 2015, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2016	$1,991,614	$93,539	$2,085,153
2017	1,104,233	37,415	1,141,648
2018	1,234,333	41,339	1,275,672
2019	1,379,791	45,673	1,425,464
2020	1,024,927	28,915	1,053,842
Thereafter	33,552	—	33,552
Total	$6,768,450	$246,881	$7,015,331
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31 were as follows (in thousands):

	2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	98,826	2,519	101,345
Charge-offs	(123,911)	—	(123,911)
Recoveries	42,380	—	42,380
Balance, end of period	$139,320	$7,858	$147,178

	2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	80,237	709	80,946
Charge-offs	(102,831)	—	(102,831)
Recoveries	38,556	—	38,556
Balance, end of period	$122,025	$5,339	$127,364

	2013
	Retail	Wholesale	Total
Balance, beginning of period	$101,442	$6,225	$107,667
Provision for credit losses	61,603	(1,595)	60,008
Charge-offs	(97,928)	—	(97,928)
Recoveries	40,946	—	40,946
Balance, end of period	$106,063	$4,630	$110,693

There were no finance receivables individually evaluated for impairment on December 31, 2014 or 2015. The allowance for credit losses and finance receivables by portfolio collectively evaluated for impairment, at December 31 were as follows (in thousands):

	2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	139,320	7,858	147,178
Total allowance for credit losses	$139,320	$7,858	$147,178
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,991,471	1,023,860	7,015,331
Total finance receivables	$5,991,471	$1,023,860	$7,015,331
	2014
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	122,025	5,339	127,364
Total allowance for credit losses	$122,025	$5,339	$127,364
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,607,924	952,321	6,560,245
Total finance receivables	$5,607,924	$952,321	$6,560,245
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have specifically impaired finance receivables. At December 31, 2015 and 2014, there were no wholesale finance receivables that were on non-accrual status or individually deemed to be impaired under ASC Topic 310, “Receivables”.
An analysis of the aging of past due finance receivables at December 31 was as follows (in thousands):

	2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,796,003	$118,996	$43,680	$32,792	$195,468	$5,991,471
Wholesale	1,022,365	888	530	77	1,495	1,023,860
Total	$6,818,368	$119,884	$44,210	$32,869	$196,963	$7,015,331

	2014
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,427,719	$113,007	$38,486	$28,712	$180,205	$5,607,924
Wholesale	951,660	383	72	206	661	952,321
Total	$6,379,379	$113,390	$38,558	$28,918	$180,866	$6,560,245

The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31 for the past five years was as follows (in thousands):

	2015	2014	2013	2012	2011
United States	$31,677	$27,800	$23,770	$26,500	$27,171
Canada	1,192	1,118	1,031	1,533	1,207
Total	$32,869	$28,918	$24,801	$28,033	$28,378
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
The recorded investment of retail finance receivables, by credit quality indicator, at December 31 was as follows (in thousands):

	2015	2014
Prime	$4,777,448	$4,435,352
Sub-prime	1,214,023	1,172,572
Total	$5,991,471	$5,607,924
The Company's credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. The Company utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and evaluates credit risk factors for each borrower. The Company uses the following internal credit quality indicators, based on an internal risk rating system, listed from highest level of risk to lowest level of risk, for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon management’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. The internal rating system considers factors such as the specific borrower's ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.
The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31 was as follows (in thousands):

	2015	2014
Doubtful	$5,169	$954
Substandard	21,774	7,025
Special Mention	6,271	—
Medium Risk	11,494	11,557
Low Risk	979,152	932,785
Total	$1,023,860	$952,321
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

The following table shows the assets and liabilities related to the Company's asset-backed financings that were included in its financial statements at December 31 (in thousands):

	2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,611,624	$(37,937)	$100,151	$4,383	$1,678,221	$1,463,154
Asset-backed U.S. commercial paper conduit facility	—	—	—	323	323	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	170,708	(3,061)	10,491	393	178,531	153,839
Total	$1,782,332	$(40,998)	$110,642	$5,099	$1,857,075	$1,616,993

	2014
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,458,602	$(32,156)	$110,017	$2,987	$1,539,450	$1,271,533
Asset-backed U.S. commercial paper conduit facility	—	—	—	422	422	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	185,099	(2,965)	12,035	262	194,431	166,912
Total	$1,643,701	$(35,121)	$122,052	$3,671	$1,734,303	$1,438,445
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
In 2015, the Company transferred a total of $1.31 billion of U.S. retail motorcycle finance receivables to two separate SPEs. The SPEs in turn issued $1.20 billion of secured notes. In 2014, the Company transferred $924.9 million of U.S. retail motorcycle finance receivables to one SPE. The SPE in turn issued $850.0 million of secured notes. At December 31, 2015, the Company's consolidated balance sheet included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
May 2015	$500,000	0.88%	May 2016 - December 2022
January 2015	$700,000	0.89%	February 2016 - August 2022
April 2014	$850,000	0.66%	April 2015 - October 2021
April 2013	$650,000	0.57%	May 2014 - December 2020
July 2012	$675,306	0.59%	August 2013 - June 2018

In addition to the above transactions, during 2012 the Company issued $89.5 million of secured notes through the sale of notes that had been previously retained as part of the December 2009, August 2011 and November 2011 term asset-backed securitization transactions. These notes were sold at a premium. During 2015, the notes related to the August 2011 and November 2011 term asset-backed securitization transactions were repaid. During 2013, the notes related to the December 2009 term asset-backed securitization transaction were repaid.
Outstanding balances related to the following secured notes were included in the Company's consolidated balance sheet at December 31, 2014 and the Company completed repayment of those balances during 2015 (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date

November 2011	$513,300	0.88%	November 2012 - February 2018
August 2011	$573,380	0.76%	September 2012 - August 2017
For the year ended December 31, 2015 and 2014, interest expense on the secured notes was $17.2 million and $13.5 million, respectively, which is included in financial services interest expense. The weighted average interest rate of the outstanding term asset-backed securitization transactions was 1.04% and 0.94% at December 31, 2015 and 2014, respectively.
Asset-Backed U.S. Commercial Paper Conduit Facility VIE
On December 14, 2015, the Company entered into a new revolving facility agreement (U.S. Conduit) with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of up to $600.0 million based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. The prior facility agreement expired on December 14, 2015 and had similar terms.
Under the facility, the Company may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit has an expiration date of December 14, 2016.
The SPE had no borrowings outstanding under the U.S. Conduit at December 31, 2015 or 2014; therefore, these assets are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment of $600.0 million.
For both years ended December 31, 2015 and 2014, the interest expense was $1.1 million related to the unused portion of the total aggregate commitment of $600.0 million. Interest expense on the U.S. Conduit is included in financial services interest expense. There was no weighted average interest rate at December 31, 2015 or 2014 as the Company had no outstanding borrowings under the U.S. Conduit during 2015 or 2014.
Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2015, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables from the Company for proceeds up to C$240 million. The transferred assets are restricted as collateral for the payment of debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the Canadian Conduit expires on June 30, 2016. The contractual maturity of the debt is approximately 5 years.

During 2015 and 2014, the Company transferred $100.0 million and $97.1 million, respectively, of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $87.5 million and $85.0 million, respectively.
For the years ended December 31, 2015 and 2014, the Company recorded interest expense of $3.0 million and $3.5 million, respectively, on the secured notes. Interest expense on the Canadian Conduit is included in financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 1.80% and 2.03% at December 31, 2015 and 2014.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $24.7 million at December 31, 2015. The maximum exposure is not an indication of the Company's expected loss exposure.
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
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices. The Company uses the market approach to derive the fair value for its level 2 fair value measurements. Forward contracts for foreign currency, commodities and interest rates are valued using current quoted forward rates and prices; and investments in marketable securities and cash equivalents are valued using publicly quoted prices.
Level 3 inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands):

	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$555,910	$390,706	$165,204	$—
Marketable securities	81,448	36,256	45,192	—
Derivatives	16,235	—	16,235	—
Total	$653,593	$426,962	$226,631	$—
Liabilities:
Derivatives	$1,300	$—	$1,300	$—

	2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$737,024	$482,686	$254,338	$—
Marketable securities	91,140	33,815	57,325	—
Derivatives	32,244	—	32,244	—
Total	$860,408	$516,501	$343,907	$—
Liabilities:
Derivatives	$2,027	$—	$2,027	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $17.7 million and $13.4 million at December 31, 2015 and 2014, for which the fair value adjustment was $8.6 million and $5.0 million at December 31, 2015 and 2014, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
8.     Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, finance receivables, net, debt, foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments at December 31 (in thousands):

	2015		2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$722,209	$722,209	$906,680	$906,680
Marketable securities	$81,448	$81,448	$91,140	$91,140
Derivatives	$16,235	$16,235	$32,244	$32,244
Finance receivables, net	$6,937,053	$6,868,153	$6,519,500	$6,432,881
Restricted cash	$110,642	$110,642	$122,052	$122,052
Liabilities:
Derivatives	$1,300	$1,300	$2,027	$2,027
Unsecured commercial paper	$1,201,380	$1,201,380	$731,786	$731,786
Asset-backed Canadian commercial paper conduit facility	$153,839	$153,839	$166,912	$166,912
Medium-term notes	$3,410,966	$3,325,081	$3,502,536	$3,334,398
Senior unsecured notes	$737,435	$746,934	$—	$—
Term asset-backed securitization debt	$1,455,776	$1,463,154	$1,270,656	$1,271,533
Cash and Cash Equivalents and Restricted Cash – With the exception of certain cash equivalents, the carrying value of these items in the financial statements is based on historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments. Fair value is based on Level 1 or Level 2 inputs.
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
Derivatives – Forward contracts for foreign currency exchange and commodities are derivative financial instruments and are carried at fair value on the balance sheet. The fair value of these contracts is determined using quoted forward rates and prices. Fair value is calculated using Level 2 inputs.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company utilizes foreign currency exchange contracts to mitigate the effects of the Euro, the Australian dollar, the Japanese yen, the Brazilian real and the Mexican peso. The foreign currency exchange contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
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
The following tables summarize the fair value of the Company’s derivative financial instruments at December 31 (in thousands):

	2015			2014
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Foreign currency contracts(c)	$436,352	$16,167	$181	$339,077	$32,244	$—
Commodities contracts(c)	968	—	159	1,728	—	414
Total	$437,320	$16,167	$340	$340,805	$32,244	$414
	2015			2014
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Commodities contracts	$6,510	$68	$960	$11,804	$—	$1,613
Total	$6,510	$68	$960	$11,804	$—	$1,613

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses for the following years ended December 31 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
Cash Flow Hedges	2015	2014	2013
Foreign currency contracts	$45,810	$47,037	$3,468
Commodities contracts	(421)	(262)	39
Treasury rate locks	(7,381)	—	—
Interest rate swaps – unsecured commercial paper	—	—	(2)
Total	$38,008	$46,775	$3,505

	Amount of Gain/(Loss) Reclassified from AOCL into Income
Cash Flow Hedges	2015	2014	2013	Expected to be Reclassified Over the Next Twelve Months

Foreign currency contracts(a)	$59,730	$13,635	$482	$16,738
Commodities contracts(a)	(677)	228	(51)	(159)
Treasury rate locks(b)	(151)	—	—	(362)
Interest rate swaps – unsecured commercial paper(c)	—	—	(345)	—
Total	$58,902	$13,863	$86	$16,217

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold.

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense

(c)	Gain/(loss) reclassified from AOCL to income is included in financial services interest expense.
For the years ended December 31, 2015 and 2014, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses for the years ended December 31 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2015	2014	2013
Commodities contracts(a)	$(648)	$(1,969)	$(572)
Total	$(648)	$(1,969)	$(572)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
10.    Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31 (in thousands):

	2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(48,309)	(626)	38,008	(106,059)	(116,986)
Income tax	(7,053)	232	(14,079)	39,284	18,384
Net other comprehensive (loss) income before reclassifications	(55,362)	(394)	23,929	(66,775)	(98,602)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(59,730)	—	(59,730)
Realized (gains) losses - commodities contracts(a)	—	—	677	—	677
Realized (gains) losses - treasury rate lock(b)			151		151
Prior service credits(c)	—	—	—	(2,782)	(2,782)
Actuarial losses(c)	—	—	—	58,680	58,680
Curtailment and settlement losses	—	—	—	368	368
Total before tax	—	—	(58,902)	56,266	(2,636)
Income tax expense (benefit)	—	—	21,817	(20,841)	976
Net reclassifications	—	—	(37,085)	35,425	(1,660)
Other comprehensive loss	(55,362)	(394)	(13,156)	(31,350)	(100,262)
Balance, end of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)

	2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive (loss) income before reclassifications	(50,310)	(673)	46,775	(301,832)	(306,040)
Income tax	13,502	249	(17,325)	111,799	108,225
Net other comprehensive (loss) income before reclassifications	(36,808)	(424)	29,450	(190,033)	(197,815)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(13,635)	—	(13,635)
Realized (gains) losses - commodities contracts(a)	—	—	(228)	—	(228)
Prior service credits(c)	—	—	—	(2,734)	(2,734)
Actuarial losses(c)	—	—	—	41,292	41,292
Total before tax	—	—	(13,863)	38,558	24,695
Income tax expense (benefit)	—	—	5,135	(14,282)	(9,147)
Net reclassifications	—	—	(8,728)	24,276	15,548
Other comprehensive (loss) income	(36,808)	(424)	20,722	(165,757)	(182,267)
Balance, end of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)

	2013
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$51,335	$677	$(3,837)	$(655,853)	$(607,678)
Other comprehensive income (loss) before reclassifications	(20,192)	(1,514)	3,505	398,430	380,229
Income tax	2,183	561	(1,298)	(147,578)	(146,132)
Net other comprehensive (loss) income before reclassifications	(18,009)	(953)	2,207	250,852	234,097
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(482)	—	(482)
Realized (gains) losses - commodities contracts(a)	—	—	51	—	51
Realized (gains) losses - interest rate swaps(d)	—	—	345	—	345
Prior service credits(c)	—	—	—	(2,107)	(2,107)
Actuarial losses(c)	—	—	—	67,157	67,157
Total before tax	—	—	(86)	65,050	64,964
Income tax expense (benefit)	—	—	36	(24,095)	(24,059)
Net reclassifications	—	—	(50)	40,955	40,905
Other comprehensive (loss) income	(18,009)	(953)	2,157	291,807	275,002
Balance, end of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)

(a)	Amounts reclassified to net income are included in motorcycles and related products cost of goods sold.

(b)	Amounts reclassified to net income are presented in interest expense.

(c)	Amounts reclassified are included in the computation of net periodic cost. See Note 13 for information related to pension and postretirement benefit plans.

(d)	Amounts reclassified to net income are presented in financial services interest expense.

11.    Debt
Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2015	2014
Unsecured commercial paper	$1,201,380	$731,786
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2015	2014
Secured debt
Asset-backed Canadian commercial paper conduit facility	$153,839	$166,912
Term asset-backed securitization debt	1,463,154	1,271,533
Unsecured notes
1.15% Medium-term notes due in 2015 ($600.0 million par value)	—	599,817
3.88% Medium-term notes due in 2016 ($450.0 million par value)	449,991	449,937
2.70% Medium-term notes due in 2017 ($400.0 million par value)	399,980	399,963
1.55% Medium-term notes due in 2017 ($400.0 million par value)	399,650	399,464
6.80% Medium-term notes due in 2018 ($879.0 million par value)	878,308	887,381
2.40% Medium-term notes due in 2019 ($600.0 million par value)	598,296	597,836
2.15% Medium-term notes due in 2020 ($600.0 million par value)	598,856	—
3.50% Senior unsecured notes due in 2025 ($450.0 million par value)	447,608	—
4.625% Senior unsecured notes due in 2045 ($300.0 million par value)	299,326	—
Gross long-term debt	5,689,008	4,772,843
Less: current portion of long-term debt	(843,620)	(1,011,315)
Long-term debt	$4,845,388	$3,761,528
A summary of the Company’s expected principal payments for debt obligations as of December 31, 2015 is as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Principal payments on debt	$2,045,000	$1,177,493	$1,303,698	$934,386	$682,877	$746,934	$6,890,388
Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 0.56% and 0.30% at December 31, 2015 and 2014, respectively.
In April 2014, the Company entered into a new $675.0 million five-year credit facility to refinance and replace a $675 million four-year credit facility that was due to mature in April 2015. The new five-year credit facility matures in April 2019. The Company also has a $675.0 million five-year credit facility which matures in April 2017. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at various variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based upon the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. During July 2015, the Company borrowed C$20 million under the Global Credit Facilities and repaid the borrowings in August 2015. No borrowings were outstanding at December 31, 2015 and 2014.
In December 2015, the Company entered into a new revolving facility agreement (U.S. Conduit) with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. The prior facility agreement expired on December 14, 2015 and had similar terms. At December 31, 2015 and 2014, the Company had no outstanding borrowings under the U.S. Conduit. Refer to Note 6 for further discussion on the U.S. Conduit.
In June 2015, the Company amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle financial receivables for proceeds up to C$240 million. During 2015 and 2014, the Company transferred $100.0 million and $97.1 million, respectively, of Canadian retail motorcycle finance receivables for proceeds of $87.5 million and $85.0 million, respectively. Approximately $40.3 million and $44.6 million of the debt was classified as current portion of long-term debt at December 31, 2015 and 2014. Refer to Note 6 for further discussion on the Canadian Conduit.
During 2015, the Company issued $1.20 billion of secured notes through two term asset-backed securitization transactions. During 2014, the Company issued $850.0 million of secured notes through a term asset-backed securitization transaction. Approximately $353.4 million and $366.9 million of the obligations under the secured notes were classified as current at December 31, 2015 and 2014, respectively, based on the contractual maturities of the restricted finance receivables. The term-asset backed securitization transactions are further discussed in Note 6.
In February 2015, the Company issued $600.0 million of medium-term notes which mature in February 2020 and have an annual interest rate of 2.15%. In September 2014, the Company issued $600.0 million of medium-term notes which mature in September 2019 and have an annual interest rate of 2.40%. In November 2014, the Company issued $400.0 million of medium-term notes which mature in November 2017 and have an annual interest rate of 1.55%. All of the Company's medium-term notes (collectively, the Notes) provide for semi-annual interest payments and principal due at maturity. Unamortized discounts on the Notes reduced the balance by $3.6 million at December 31, 2015 and 2014.
During 2015, 2014, and 2013, the Company repurchased an aggregate of $9.3 million, $22.6 million, and $23.0 million respectively, of its 6.80% medium-term notes which mature in June 2018. As a result, the Company recognized in financial services interest expense $1.1 million, $3.9 million, and $4.9 million of loss on extinguishment of debt, respectively, which included unamortized discounts and fees. During September 2015, $600.0 million of 1.15% medium-term notes matured, and the principal and accrued interest were paid in full. During December 2014, $500.0 million of the 5.75% medium-term notes matured, and the principal and accrued interest were paid in full.
In July 2015, the Company issued $450.0 million of senior unsecured notes that mature in July 2025 that have an interest rate of 3.50% and $300.0 million of senior unsecured notes that mature in July 2045 that have an interest rate of 4.625% in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. The Company is using the proceeds from the issuance to repurchase shares of the Company's common stock. Unamortized discounts on the senior unsecured notes reduced the balance by $3.1 million at December 31, 2015.
In February 2009, the Company issued $600.0 million of senior unsecured notes in an underwritten offering. The senior unsecured notes provided for semi-annual interest payments and principal due at maturity. The senior unsecured notes matured in February 2014 and had an annual interest rate of 15%. During the fourth quarter of 2010, the Company repurchased $297.0 million of the $600.0 million senior unsecured notes and the remaining $303.0 million was repaid at maturity in February 2014.
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
At December 31, 2015 and 2014, HDFS and the Company remained in compliance with all of these covenants.

12.    Income Taxes
Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$363,803	$394,904	$281,938
State	37,811	30,997	23,701
Foreign	12,826	20,429	22,093
	414,440	446,330	327,732
Deferred:
Federal	(15,474)	(5,743)	51,509
State	(2,264)	(3,155)	(1,471)
Foreign	1,254	1,277	2,542
	(16,484)	(7,621)	52,580
Total	$397,956	$438,709	$380,312
The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Domestic	$1,101,427	$1,196,335	$1,042,317
Foreign	48,736	86,985	71,988
Total	$1,150,163	$1,283,320	$1,114,305
The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2015	2014	2013
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	1.7	1.6
Domestic manufacturing deduction	(2.1)	(2.1)	(1.7)
Research and development credit	(0.4)	(0.4)	(0.9)
Unrecognized tax benefits including interest and penalties	1.1	0.2	0.9
Valuation allowance adjustments	(0.1)	(0.1)	(0.3)
Tax audit settlements	—	—	0.1
Adjustments for previously accrued taxes	(0.1)	(0.3)	(0.2)
Other	(0.6)	0.2	(0.4)
Provision for income taxes	34.6%	34.2%	34.1%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2015	2014
Deferred tax assets:
Accruals not yet tax deductible	$129,449	$120,817
Pension and postretirement benefit plan obligations	126,952	104,723
Stock compensation	20,111	21,089
Net operating loss carryforward	38,250	41,927
Valuation allowance	(20,659)	(25,462)
Other, net	47,039	38,465
	341,142	301,559
Deferred tax liabilities:
Depreciation, tax in excess of book	(136,340)	(128,117)
Other	(2,419)	(5,691)
	(138,759)	(133,808)
Total	$202,383	$167,751
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
At December 31, 2015, the Company had approximately $339.4 million state net operating loss carry-forwards expiring in 2031. At December 31, 2015 the Company also had Wisconsin research and development credit carryforwards of $13.1 million expiring in 2028. The Company had a deferred tax asset of $26.0 million as of December 31, 2015 for the benefit of these losses and credits.
The Company has foreign net operating losses (NOL) totaling $12.2 million as of December 31, 2015. It has a valuation allowance of $20.7 million against the NOLs as well as other associated deferred tax assets of $8.5 million.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2015	2014
Unrecognized tax benefits, beginning of period	$64,200	$63,057
Increase in unrecognized tax benefits for tax positions taken in a prior period	9,149	900
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(1,993)	(4,989)
Increase in unrecognized tax benefits for tax positions taken in the current period	6,302	5,876
Statute lapses	(2,465)	—
Settlements with taxing authorities	(2,093)	(644)
Unrecognized tax benefits, end of period	$73,100	$64,200
The amount of unrecognized tax benefits as of December 31, 2015 that, if recognized, would affect the effective tax rate was $56.9 million.
The total gross amount of expense related to interest and penalties associated with unrecognized tax benefits recognized during 2015 in the Company’s Consolidated Statements of Income was $3.7 million.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2015 in the Company’s Consolidated Balance Sheets was $28.7 million.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2016. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2011 or for United States federal income taxes before 2012.
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
Obligations and Funded Status:
The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2015 and 2014 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of period	$2,069,980	$1,714,650	$361,006	$366,524
Service cost	40,039	31,498	8,259	7,015
Interest cost	87,345	86,923	14,166	16,878
Actuarial (gains) losses	(128,082)	309,542	(6,757)	(2,870)
Plan participant contributions	—	—	2,587	2,368
Plan amendments	6,407	—	—	—
Special early retirement benefits	10,563	—	622	—
Benefits paid, net of Medicare Part D subsidy	(77,252)	(72,633)	(25,144)	(28,909)
Benefit obligation, end of period	2,009,000	2,069,980	354,739	361,006
Change in plan assets:
Fair value of plan assets, beginning of period	1,992,646	1,920,601	156,840	147,875
Actual return on plan assets	(77,980)	143,040	(75)	8,965
Company contributions	4,553	1,638	23,937	28,048
Plan participant contributions	—	—	2,587	2,368
Benefits paid	(77,252)	(72,633)	(26,524)	(30,416)
Fair value of plan assets, end of period	1,841,967	1,992,646	156,765	156,840
Funded status of the plans, December 31	$(167,033)	$(77,334)	$(197,974)	$(204,166)
Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (current liabilities)	$(2,145)	$(1,148)	$(4,315)	$(1,160)
Accrued benefit liability (long-term liabilities)	(164,888)	(76,186)	(193,659)	(203,006)
Net amount recognized	$(167,033)	$(77,334)	$(197,974)	$(204,166)

Benefit Costs:
Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$40,039	$31,498	$35,987	$8,259	$7,015	$7,858
Interest cost	87,345	86,923	79,248	14,166	16,878	15,599
Special early retirement benefits	10,563	—	—	622	—	—
Expected return on plan assets	(144,929)	(136,734)	(127,327)	(11,506)	(10,429)	(9,537)
Amortization of unrecognized:
Prior service cost (credit)	435	1,119	1,746	(3,217)	(3,853)	(3,853)
Net loss	54,709	36,563	58,608	3,971	4,729	8,549
Settlement loss	368	—	—	—	—	—
Net periodic benefit cost	$48,530	$19,369	$48,262	$12,295	$14,340	$18,616
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
Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2015 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$5,445	$(9,044)	$(3,599)
Net actuarial loss	513,107	51,645	564,752
Total	$518,552	$42,601	$561,153
Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year ended December 31, 2016 are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$636	$(1,765)	$(1,129)
Net actuarial loss	29,182	2,227	31,409
Total	$29,818	$462	$30,280

Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2015	2014	2013	2015	2014	2013
Assumptions for benefit obligations:
Discount rate	4.53%	4.21%	5.08%	4.29%	3.99%	4.70%
Rate of compensation	3.50%	4.00%	4.00%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	4.21%	5.08%	4.23%	3.99%	4.70%	3.93%
Expected return on plan assets	7.75%	7.75%	7.75%	7.70%	7.70%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Pension and SERPA Accumulated Benefit Obligation:
The Company’s pension and SERPA plans have a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.92 billion and $1.92 billion as of December 31, 2015 and 2014, respectively.
The following table summarizes information related to the Company pension plan with a PBO in excess of the fair value of plan assets at December 31 (in millions):

	2015	2014
Pension plan with PBOs in excess of fair value of plan assets:
PBO	$1,964.0	$2,023.4
Fair value of plan assets	$1,842.0	$1,992.6
The fair value of pension plan assets was greater than the plan's ABO at December 31, 2015 and 2014.
The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $45.0 million and $35.8 million, respectively, as of December 31, 2015 and $46.6 million and $33.6 million, respectively, as of December 31, 2014.
Plan Assets:
Pension Plan Assets - The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The Company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio for the Company's pension plan assets contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was approximately 63% equities and 37% fixed-income and cash. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S. (including Company stock), investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
Postretirement Healthcare Plan Assets - The Company's investment objective is to maximize the return on assets to help pay the benefits by prudently investing in equities, fixed income and alternative assets. The Company's current overall targeted asset allocation as a percentage of total market value was approximately 69% equities and 31% fixed-income and cash. Equity holdings primarily include investments in small-, medium-, and large-cap companies in the U.S., investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 7.
The fair values of the Company’s pension plan assets as of December 31, 2015 were as follows (in thousands):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$33,539	$1,485	$32,054	$—
Equity holdings:
U.S. companies	574,826	571,949	2,877	—
Foreign companies	113,803	113,803	—	—
Harley-Davidson common stock	57,808	57,808	—	—
Pooled equity funds	301,824	301,824	—	—
Private equity/real estate	23,441	109	—	23,332
Total equity holdings	1,071,702	1,045,493	2,877	23,332
Fixed-income holdings:
U.S. Treasuries	42,827	42,827	—	—
Federal agencies	43,695	—	43,695	—
Corporate bonds	388,439	—	388,439	—
Pooled fixed income funds	184,142	49,271	134,871	—
Foreign bonds	64,533	—	64,533	—
Municipal bonds	13,090	—	13,090	—
Total fixed-income holdings	736,726	92,098	644,628	—
Total pension plan assets	$1,841,967	$1,139,076	$679,559	$23,332
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $57.8 million at December 31, 2015.
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2015 (in thousands):

Private Equity/ Real Estate
Balance, beginning of period	$31,086
Actual return on plan assets:
Relating to assets still held at the reporting date	2,375
Purchases, sales and settlements	(10,129)
Balance, end of period	$23,332

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2015, were as follows (in thousands):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,068	$2,980	$3,088	$—
Equity holdings:
U.S. companies	74,083	74,083	—	—
Foreign companies	17,267	16,849	418	—
Pooled equity funds	17,410	17,410	—	—
Private equity/real estate	4,902	11	—	4,891
Total equity holdings	113,662	108,353	418	4,891
Fixed-income holdings:
U.S. Treasuries	10,531	10,531	—	—
Federal agencies	6,508	—	6,508	—
Corporate bonds	10,270	—	10,270	—
Pooled fixed income funds	8,305	—	8,305	—
Foreign bonds	890	—	890	—
Municipal bonds	531	—	531	—
Total fixed-income holdings	37,035	10,531	26,504	—
Total postretirement healthcare plan assets	$156,765	$121,864	$30,010	$4,891
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2015 (in thousands):

Private Equity/ Real Estate
Balance, beginning of period	$3,869
Actual return on plan assets:
Relating to assets still held at the reporting date	1,362
Purchases, sales and settlements	(340)
Balance, end of period	$4,891

The fair values of the Company’s pension plan assets as of December 31, 2014 were as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$38,131	$2,965	$35,166	$—
Equity holdings:
U.S. companies	625,174	620,964	4,210	—
Foreign companies	109,088	109,088	—	—
Harley-Davidson common stock	83,942	83,942	—	—
Pooled equity funds	323,613	323,613	—	—
Private equity/real estate	31,227	140	1	31,086
Total equity holdings	1,173,044	1,137,747	4,211	31,086
Fixed-income holdings:
U.S. Treasuries	51,375	51,375	—	—
Federal agencies	45,282	—	45,282	—
Corporate bonds	376,454	—	376,454	—
Pooled fixed income funds	236,024	52,335	183,689	—
Foreign bonds	58,956	—	58,956	—
Municipal bonds	13,380	—	13,380	—
Total fixed-income holdings	781,471	103,710	677,761	—
Total pension plan assets	$1,992,646	$1,244,422	$717,138	$31,086
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $83.9 million at December 31, 2014.
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2014 (in thousands):

Private Equity/ Real Estate
Balance, beginning of period	$34,234
Actual return on plan assets:
Relating to assets still held at the reporting date	(3,178)
Purchases, sales and settlements	30
Balance, end of period	$31,086

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2014, were as follows (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,033	$7,278	$755	$—
Equity holdings:
U.S. companies	75,349	75,349	—	—
Foreign companies	15,571	15,050	521	—
Pooled equity funds	19,138	19,138	—	—
Private equity/real estate	3,884	15	—	3,869
Total equity holdings	113,942	109,552	521	3,869
Fixed-income holdings:
U.S. Treasuries	11,457	11,457	—	—
Federal agencies	1,876	—	1,876	—
Corporate bonds	11,549	—	11,549	—
Pooled fixed income funds	8,996	—	8,996	—
Foreign bonds	770	—	770	—
Municipal bonds	217	—	217	—
Total fixed-income holdings	34,865	11,457	23,408	—
Total postretirement healthcare plan assets	$156,840	$128,287	$24,684	$3,869
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2014 (in thousands):

Private Equity/ Real Estate
Balance, beginning of period	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	(178)
Purchases, sales and settlements	4,047
Balance, end of period	$3,869
No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2016.
For 2016, the Company’s overall expected long-term rate of return is 7.5% for pension assets and 7.5% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2015	2014
Healthcare cost trend rate for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2021

This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2015	$755	$(605)
Accumulated benefit obligation as of December 31, 2015	$12,211	$(10,875)
Future Contributions and Benefit Payments:
In January 2016, the Company voluntarily contributed $25.0 million to further fund its qualified pension plan. No pension plan contributions are required in 2016. The Company expects it will continue to make on-going contributions related to current benefit payments for SERPA and postretirement healthcare plans in 2016(1).
The expected benefit payments for the next five years and thereafter were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2016	$77,310	$2,145	$33,848
2017	$78,884	$2,215	$33,160
2018	$80,877	$2,234	$31,571
2019	$83,377	$2,683	$29,975
2020	$86,533	$2,976	$28,139
2021-2025	$497,276	$21,253	$129,295
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $18.0 million, $18.1 million and $14.9 million for Company contributions during 2015, 2014 and 2013, respectively.
14.    Leases
The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $15.0 million, $12.0 million and $12.5 million for 2015, 2014 and 2013, respectively.
Future minimum operating lease payments at December 31, 2015 were as follows (in thousands):

2016	$13,727
2017	9,324
2018	7,725
2019	6,883
2020	4,772
Thereafter	13,098
Total operating lease payments	$55,529
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
The estimate of the Company’s future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities. Response Costs are expected to be paid primarily through 2017 although certain Response Costs may continue for some time beyond 2017.
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
16.     Capital Stock
Common Stock:
The Company is authorized to issue 800,000,000 shares of common stock of $0.01 par value. There were 184.7 million and 211.9 million common shares outstanding as of December 31, 2015 and 2014, respectively.

During 2015, the Company repurchased 28.0 million shares of its common stock at a weighted-average price of $55. This includes 0.2 million shares of common stock that were repurchased from employees that surrendered stock to satisfy withholding taxes in connection with the vesting of restricted stock awards. The remaining repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2015
Board of Directors’ Authorization	2015	2014	2013
1997 Authorization	0.9	3.2	—	—
2007 Authorization	0.9	5.8	7.7	—
2014 Authorization	20.0	—	—	—
2015 Authorization	6.0	—	—	9.0
Total	27.8	9.0	7.7	9.0
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
2015 Authorization – In June 2015, the Company’s Board of Directors separately authorized the Company to buy back up to 15.0 million shares of its common stock with no dollar limit or expiration date.
Preferred Stock:
The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding.
17.    Share-Based Awards
The Company has a share-based compensation plan which was approved by its Shareholders in April 2014 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock and restricted stock units (RSUs). The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Shares of restricted stock and RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on shares of restricted stock and dividend equivalents are paid on RSUs. At December 31, 2015, there were 8.3 million shares of common stock available for future awards under the Plan.
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

Assumptions used in calculating the lattice-based fair value of options granted during 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Expected average term (in years)	6.0	6.1	6.1
Expected volatility	24% - 30%	25% - 34%	27% - 36%
Weighted average volatility	28%	32%	33%
Expected dividend yield	2.0%	1.8%	1.6%
Risk-free interest rate	0.1% - 2.0%	0.1% - 2.8%	0.1% - 2.1%
The following table summarizes the stock option transactions for the year ended December 31, 2015 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	2,717	$43
Options granted	468	$63
Options exercised	(517)	$39
Options forfeited	(165)	$64
Options outstanding, end of period	2,503	$47
Exercisable, end of period	1,888	$42
The weighted-average fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $13, $14 and $12, respectively.
As of December 31, 2015, there was $3.3 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.7 years.
The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2015	2014	2013
Exercised	$9,890	$31,623	$28,879
Outstanding	$16,605	$61,947	$100,054
Exercisable	$16,605	$54,071	$81,930
The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options.
Stock options outstanding at December 31, 2015 (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	3.1	322	$13
$20.01 to $30	4.0	200	$24
$30.01 to $40	2.1	202	$39
$40.01 to $50	5.1	418	$44
$50.01 to $60	4.5	464	$52
$60.01 to $70	6.4	897	$64
Options outstanding	4.9	2,503	$47
Options exercisable	3.7	1,888	$42
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
The assumptions used to determine the fair value of the SAR awards at December 31, 2015 and 2014 were as follows:

	2015	2014
Expected average term (in years)	5.3 - 7.4	3.7 - 5.4
Expected volatility	28% - 30%	25% - 31%
Expected dividend yield	2.7%	1.7%
Risk-free interest rate	0.2% - 2.3%	0.0% - 2.3%
The following table summarizes the SAR transactions for the year ended December 31, 2015 (in thousands except for per share amounts):

	SARs	Weighted-Average Price
Outstanding, beginning of period	176	$30
Granted	12	$63
Exercised	(26)	$26
Forfeited	—	$—
Outstanding, end of period	162	$33
Exercisable, end of period	137	$28
The weighted-average fair value of SARs granted during the years ended December 31, 2015, 2014 and 2013 was $13, $14 and $12, respectively.
Restricted Stock Awards Settled in Stock:
Beginning in 2014, the Company granted certain eligible U.S. employees restricted stock units (RSUs) that settle in Company stock. Prior to 2014, the Company granted restricted, nonvested, stock. The fair value of RSUs settled in stock and restricted stock is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the RSUs settled in stock and restricted stock transactions for the year ended December 31, 2015 (in thousands except for per share amounts):

	Restricted Shares	Grant Date Fair Value Per Share
Nonvested, beginning of period	920	$54
Granted	472	$63
Vested	(454)	$53
Forfeited	(88)	$62
Nonvested, end of period	850	$59
As of December 31, 2015, there was $21.7 million of unrecognized compensation cost related to RSUs settled in stock and restricted stock that is expected to be recognized over a weighted-average period of 1.7 years.
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

The fair value of RSUIs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the RSUI transactions for the year ended December 31, 2015 (in thousands except for per share amounts):

	Restricted Stock Unit	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	129	$66
Granted	64	$47
Vested	(64)	$56
Forfeited	(20)	$50
Nonvested, end of period	109	$49
18.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2015	2014	2013
Numerator:
Income used in computing basic and diluted earnings per share	$752,207	$844,611	$733,993
Denominator:
Denominator for basic earnings per share-weighted-average common shares	202,681	216,305	222,475
Effect of dilutive securities – employee stock compensation plan	1,005	1,401	1,596
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	203,686	217,706	224,071
Earnings per common share:
Basic	$3.71	$3.90	$3.30
Diluted	$3.69	$3.88	$3.28
Options to purchase 1.0 million, 0.5 million and 0.9 million weighted-average shares of common stock outstanding during 2015, 2014 and 2013, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2015, 2014 and 2013.
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
The Motorcycle reportable segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company's products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the following regions: Americas, Europe/Middle East/Africa (EMEA) and Asia-Pacific.

The Financial Services reportable segment consists of HDFS which provides wholesale and retail financing and provides insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
Information by segment is set forth below for the years ended December 31 (in thousands):

	2015	2014	2013
Motorcycles net revenue	$5,308,744	$5,567,681	$5,258,290
Gross profit	1,952,460	2,025,080	1,862,372
Selling, administrative and engineering expense	1,076,970	1,021,933	991,763
Operating income from Motorcycles	$875,490	$1,003,147	$870,609
Financial Services revenue	$686,658	$660,827	$641,582
Financial Services expense	406,453	382,991	358,489
Operating income from Financial Services	$280,205	$277,836	$283,093
Financial Services revenue includes $6.9 million, $8.1 million and $10.4 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2015, 2014 and 2013, respectively. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.
Information by segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2015
Total assets	$2,528,530	$7,462,637	$9,991,167
Depreciation and amortization	$188,926	$9,148	$198,074
Capital expenditures	$249,772	$10,202	$259,974
2014
Total assets	$2,502,190	$7,025,907	$9,528,097
Depreciation and amortization	$171,187	$8,113	$179,300
Capital expenditures	$224,262	$8,057	$232,319
2013
Total assets	$2,793,497	$6,611,543	$9,405,040
Depreciation and amortization	$160,181	$6,891	$167,072
Capital expenditures	$199,354	$8,967	$208,321

 Geographic Information:
Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2015	2014	2013
Revenue from Motorcycles(a):
United States	$3,768,069	$3,773,087	$3,562,847
EMEA region	728,198	869,690	769,864
Japan	162,675	197,792	217,700
Canada	178,042	194,422	204,315
Australia	165,854	190,029	193,081
Other foreign countries	305,906	342,661	310,483
Total revenue from Motorcycles	$5,308,744	$5,567,681	$5,258,290
Revenue from Financial Services(a):
United States	$656,888	$627,317	$609,574
Europe	5,373	5,684	4,274
Canada	21,180	23,707	24,486
Other foreign countries	3,217	4,119	3,248
Total revenue from Financial Services	$686,658	$660,827	$641,582
Long-lived assets(b):
United States	$915,509	$865,617	$874,833
International	26,909	34,328	36,860
Total long-lived assets	$942,418	$899,945	$911,693

(a)	Revenue is attributed to geographic regions based on location of customer.

(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.
20.    Related Party Transactions
A director of the Company is Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports), the exclusive distributor of the Company’s motorcycles in Canada until August 2015. On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Deeley Imports including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada. As a result of the acquisition, the Company no longer does business with Deeley Imports. Refer to Note 3 for further details.
In 2015, the Company recorded $111.3 million Motorcycles and Related Products revenue and Financial Services revenue from Deeley Imports which represents sales to Deeley Imports through August 4, 2015. The Company had no finance receivables balances due from Deeley Imports at December 31, 2015.
The Company recorded Motorcycles and Related Products revenue and Financial Services revenue from Deeley Imports during 2014 and 2013 of $194.8 million and $204.8 million, respectively, and had finance receivables balances due from Deeley Imports of $7.4 million and $11.5 million at December 31, 2014 and 2013, respectively.
21.    Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,318,850	$—	$(10,106)	$5,308,744
Financial Services	—	688,211	(1,553)	686,658
Total revenue	5,318,850	688,211	(11,659)	5,995,402
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,356,284	—	—	3,356,284
Financial Services interest expense	—	161,983	—	161,983
Financial Services provision for credit losses	—	101,345	—	101,345
Selling, administrative and engineering expense	1,078,525	153,229	(11,659)	1,220,095
Total costs and expenses	4,434,809	416,557	(11,659)	4,839,707
Operating income	884,041	271,654	—	1,155,695
Investment income	106,585	—	(100,000)	6,585
Interest expense	12,117	—	—	12,117
Income before provision for income taxes	978,509	271,654	(100,000)	1,150,163
Provision for income taxes	300,499	97,457	—	397,956
Net income	$678,010	$174,197	$(100,000)	$752,207

	Year Ended December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,577,697	$—	$(10,016)	$5,567,681
Financial Services	—	662,345	(1,518)	660,827
Total revenue	5,577,697	662,345	(11,534)	6,228,508
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,542,601	—	—	3,542,601
Financial Services interest expense	—	164,476	—	164,476
Financial Services provision for credit losses	—	80,946	—	80,946
Selling, administrative and engineering expense	1,023,450	147,586	(11,534)	1,159,502
Total costs and expenses	4,566,051	393,008	(11,534)	4,947,525
Operating income	1,011,646	269,337	—	1,280,983
Investment income	126,499	—	(120,000)	6,499
Interest expense	4,162	—	—	4,162
Income before provision for income taxes	1,133,983	269,337	(120,000)	1,283,320
Provision for income taxes	338,453	100,256	—	438,709
Net income	$795,530	$169,081	$(120,000)	$844,611

	Year Ended December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,268,480	$—	$(10,190)	$5,258,290
Financial Services	—	643,067	(1,485)	641,582
Total revenue	5,268,480	643,067	(11,675)	5,899,872
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,395,918	—	—	3,395,918
Financial Services interest expense	—	165,491	—	165,491
Financial Services provision for credit losses	—	60,008	—	60,008
Selling, administrative and engineering expense	993,247	143,181	(11,675)	1,124,753
Total costs and expenses	4,389,165	368,680	(11,675)	4,746,170
Operating income	879,315	274,387	—	1,153,702
Investment income	190,859	—	(185,000)	5,859
Interest expense	45,256	—	—	45,256
Income before provision for income taxes	1,024,918	274,387	(185,000)	1,114,305
Provision for income taxes	279,841	100,471	—	380,312
Net income	$745,077	$173,916	$(185,000)	$733,993

	December 31, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$400,443	$321,766	$—	$722,209
Marketable securities	45,192	—	—	45,192
Accounts receivable, net	390,799	—	(143,394)	247,405
Finance receivables, net	—	2,053,582	—	2,053,582
Inventories	585,907	—	—	585,907
Restricted cash	—	88,267	—	88,267
Deferred income taxes	56,319	46,450	—	102,769
Other current assets	90,824	49,078	(2,079)	137,823
Total current assets	1,569,484	2,559,143	(145,473)	3,983,154
Finance receivables, net	—	4,814,571	—	4,814,571
Property, plant and equipment, net	906,972	35,446	—	942,418
Goodwill	54,182	—	—	54,182
Deferred income taxes	86,075	15,681	(2,142)	99,614
Other long-term assets	140,034	37,796	(80,602)	97,228
	$2,756,747	$7,462,637	$(228,217)	$9,991,167
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,050	$158,958	$(143,394)	$235,614
Accrued liabilities	387,137	89,048	(4,221)	471,964
Short-term debt	—	1,201,380	—	1,201,380
Current portion of long-term debt	—	843,620	—	843,620
Total current liabilities	607,187	2,293,006	(147,615)	2,752,578
Long-term debt	746,934	4,098,454	—	4,845,388
Pension liability	164,888	—	—	164,888
Postretirement healthcare liability	193,659	—	—	193,659
Other long-term liabilities	166,440	28,560	—	195,000
Commitments and contingencies (Note 15)
Total shareholders’ equity	877,639	1,042,617	(80,602)	1,839,654
	$2,756,747	$7,462,637	$(228,217)	$9,991,167

	December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$573,895	$332,785	$—	$906,680
Marketable securities	57,325	—	—	57,325
Accounts receivable, net	658,735	—	(411,114)	247,621
Finance receivables, net	—	1,916,635	—	1,916,635
Inventories	448,871	—	—	448,871
Restricted cash	—	98,627	—	98,627
Deferred income taxes	50,015	39,901	—	89,916
Other current assets	142,278	43,125	(2,983)	182,420
Total current assets	1,931,119	2,431,073	(414,097)	3,948,095
Finance receivables, net	—	4,516,246	—	4,516,246
Property, plant and equipment, net	848,661	34,416	—	883,077
Goodwill	27,752	—	—	27,752
Deferred income taxes	75,121	4,863	(2,149)	77,835
Other long-term assets	113,727	39,309	(77,944)	75,092
	$2,996,380	$7,025,907	$(494,190)	$9,528,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,098	$436,884	$(411,114)	$196,868
Accrued liabilities	370,652	83,797	(5,132)	449,317
Short-term debt	—	731,786	—	731,786
Current portion of long-term debt	—	1,011,315	—	1,011,315
Total current liabilities	541,750	2,263,782	(416,246)	2,389,286
Long-term debt	—	3,761,528	—	3,761,528
Pension liability	76,186	—	—	76,186
Postretirement healthcare liability	203,006	—	—	203,006
Other long-term liabilities	164,060	24,745	—	188,805
Commitments and contingencies (Note 15)
Total shareholders’ equity	2,011,378	975,852	(77,944)	2,909,286
	$2,996,380	$7,025,907	$(494,190)	$9,528,097

	Year Ended December 31, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$678,010	$174,197	$(100,000)	$752,207
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	188,926	9,148	—	198,074
Amortization of deferred loan origination costs	—	93,546	—	93,546
Amortization of financing origination fees	267	9,708	—	9,975
Provision for long-term employee benefits	60,824	—	—	60,824
Contributions to pension and postretirement plans	(28,490)	—	—	(28,490)
Stock compensation expense	26,775	2,658	—	29,433
Net change in wholesale finance receivables	—	—	(113,970)	(113,970)
Provision for credit losses	—	101,345	—	101,345
Loss on debt extinguishment	—	1,099	—	1,099
Deferred income taxes	(4,792)	(11,692)	—	(16,484)
Foreign currency adjustments	20,067	—	—	20,067
Other, net	(442)	1,288	—	846
Change in current assets and current liabilities:
Accounts receivable	4,055	—	(17,720)	(13,665)
Finance receivables—accrued interest and other	—	(3,046)	—	(3,046)
Inventories	(155,222)	—	—	(155,222)
Accounts payable and accrued liabilities	81,929	18,539	38,355	138,823
Derivative instruments	(5,615)	—	—	(5,615)
Prepaid and other	33,658	(3,287)	—	30,371
Total adjustments	221,940	219,306	(93,335)	347,911
Net cash provided by operating activities	899,950	393,503	(193,335)	1,100,118
Cash flows from investing activities:
Capital expenditures	(249,772)	(10,202)	—	(259,974)
Origination of finance receivables	—	(7,836,279)	4,084,449	(3,751,830)
Collections of finance receivables	—	7,127,999	(3,991,114)	3,136,885
Sales and redemptions of marketable securities	11,507	—	—	11,507
Acquisition of business	(59,910)	—	—	(59,910)
Other	7,474	—	—	7,474
Net cash used by investing activities	(290,701)	(718,482)	93,335	(915,848)

	Year Ended December 31, 2015
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Repayments of medium-term notes	—	(610,331)	—	(610,331)
Proceeds from issuance of senior unsecured notes	740,385	—	—	740,385
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	1,195,668	—	1,195,668
Repayments of securitization debt	—	(1,008,135)	—	(1,008,135)
Borrowings of asset-backed commercial paper	—	87,442	—	87,442
Repayments of asset-backed commercial paper	—	(72,727)	—	(72,727)
Net increase in credit facilities and unsecured commercial paper	—	469,473	—	469,473
Net change in restricted cash	—	11,410	—	11,410
Dividends	(249,262)	(100,000)	100,000	(249,262)
Purchase of common stock for treasury	(1,537,020)	—	—	(1,537,020)
Excess tax benefits from share-based payments	3,468	—	—	3,468
Issuance of common stock under employee stock option plans	20,179	—	—	20,179
Net cash (used by) provided by financing activities	(772,250)	318,186	100,000	(354,064)
Effect of exchange rate changes on cash and cash equivalents	(10,451)	(4,226)	—	(14,677)
Net decrease in cash and cash equivalents	$(173,452)	$(11,019)	$—	$(184,471)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$573,895	$332,785	$—	$906,680
Net decrease in cash and cash equivalents	(173,452)	(11,019)	—	(184,471)
Cash and cash equivalents—end of period	$400,443	$321,766	$—	$722,209

	Year Ended December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$795,530	$169,081	$(120,000)	$844,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	171,187	8,113	—	179,300
Amortization of deferred loan origination costs	—	94,429	—	94,429
Amortization of financing origination fees	59	8,383	—	8,442
Provision for long-term employee benefits	33,709	—	—	33,709
Contributions to pension and postretirement plans	(29,686)	—	—	(29,686)
Stock compensation expense	35,064	2,865	—	37,929
Net change in wholesale finance receivables	—	—	(75,210)	(75,210)
Provision for credit losses	—	80,946	—	80,946
Loss on debt extinguishment	—	3,942	—	3,942
Deferred income taxes	(191)	(7,430)	—	(7,621)
Foreign currency adjustments	21,964	—	—	21,964
Other, net	20,273	(21,764)	—	(1,491)
Change in current assets and current liabilities:
Accounts receivable	(31,740)	—	21,931	(9,809)
Finance receivables – accrued interest and other	—	(2,515)	—	(2,515)
Inventories	(50,886)	—	—	(50,886)
Accounts payable and accrued liabilities	18,255	21,629	(18,575)	21,309
Derivative instruments	703	—	—	703
Prepaid and other	(17,187)	13,798	—	(3,389)
Total adjustments	171,524	202,396	(71,854)	302,066
Net cash provided by operating activities	967,054	371,477	(191,854)	1,146,677
Cash flows from investing activities:
Capital expenditures	(224,262)	(8,057)	—	(232,319)
Origination of finance receivables	—	(7,693,884)	4,125,461	(3,568,423)
Collections of finance receivables	—	7,066,852	(4,053,607)	3,013,245
Sales and redemptions of marketable securities	41,010	—	—	41,010
Other	1,837	—	—	1,837
Net cash used by investing activities	(181,415)	(635,089)	71,854	(744,650)

	Year Ended December 31, 2014
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance medium-term notes	—	991,835	—	991,835
Repayments of medium-term notes	—	(526,431)	—	(526,431)
Repayments of senior unsecured note	(303,000)	—	—	(303,000)
Intercompany borrowing activity	200,000	(200,000)	—	—
Proceeds from securitization debt	—	847,126	—	847,126
Repayments of securitization debt	—	(834,856)	—	(834,856)
Borrowings of asset-backed commercial paper	—	84,907	—	84,907
Net increase in credit facilities and unsecured commercial paper	—	63,945	—	63,945
Repayments of asset-backed commercial paper	—	(77,800)	—	(77,800)
Net change in restricted cash	—	22,755	—	22,755
Dividends paid	(238,300)	(120,000)	120,000	(238,300)
Purchase of common stock for treasury, net of issuances	(615,602)	—	—	(615,602)
Excess tax benefits from share based payments	11,540	—	—	11,540
Issuance of common stock under employee stock option plans	37,785	—	—	37,785
Net cash (used by) provided by financing activities	(907,577)	251,481	120,000	(536,096)
Effect of exchange rate changes on cash and cash equivalents	(23,079)	(2,784)	—	(25,863)
Net decrease in cash and cash equivalents	$(145,017)	$(14,915)	$—	$(159,932)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$718,912	$347,700	$—	$1,066,612
Net decrease in cash and cash equivalents	(145,017)	(14,915)	—	(159,932)
Cash and cash equivalents – end of period	$573,895	$332,785	$—	$906,680

	Year Ended December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from operating activities:
Net income	$745,077	$173,916	$(185,000)	$733,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	160,181	6,891	—	167,072
Amortization of deferred loan origination costs	—	86,181	—	86,181
Amortization of financing origination fees	473	8,903	—	9,376
Provision for long-term employee benefits	66,877	—	—	66,877
Contributions to pension and postretirement plans	(204,796)	—	—	(204,796)
Stock compensation expense	38,367	2,877	—	41,244
Net change in wholesale finance receivables	—	—	28,865	28,865
Provision for credit losses	—	60,008	—	60,008
Loss on debt extinguishment	—	4,947	—	4,947
Deferred income taxes	54,568	(1,988)	—	52,580
Foreign currency adjustments	16,269	—	—	16,269
Other, net	10,942	(819)	—	10,123
Change in current assets and current liabilities:
Accounts receivable	(24,273)	—	(12,380)	(36,653)
Finance receivables – accrued interest and other	—	(346)	—	(346)
Inventories	(46,474)	—	—	(46,474)
Accounts payable and accrued liabilities	(85,949)	(5,096)	12,380	(78,665)
Derivative instruments	(2,161)	(28)	—	(2,189)
Prepaid and other	70,900	(2,219)	—	68,681
Total adjustments	54,924	159,311	28,865	243,100
Net cash provided by operating activities	800,001	333,227	(156,135)	977,093
Cash flows from investing activities:
Capital expenditures	(199,354)	(8,967)	—	(208,321)
Origination of finance receivables	—	(7,140,533)	3,896,528	(3,244,005)
Collections of finance receivables	—	6,757,387	(3,925,393)	2,831,994
Purchases of marketable securities	(4,998)	—	—	(4,998)
Sales and redemptions of marketable securities	40,108	—	—	40,108
Other	16,355	—	—	16,355
Net cash used by investing activities	(147,889)	(392,113)	(28,865)	(568,867)

	Year Ended December 31, 2013
	Motorcycles & Related Products Operations	Financial Services Operations	Eliminations & Adjustments	Consolidated
Cash flows from financing activities:
Repayment of medium-term notes	—	(27,858)	—	(27,858)
Intercompany borrowing activity	(50,000)	50,000	—	—
Proceeds from securitization debt	—	647,516	—	647,516
Repayments of securitization debt	—	(840,387)	—	(840,387)
Borrowings of asset-backed commercial paper	—	88,456	—	88,456
Net increase in credit facilities and unsecured commercial paper	—	371,085	—	371,085
Repayments of asset-backed commercial paper	—	(78,765)	—	(78,765)
Net change in restricted cash	—	43,201	—	43,201
Dividends paid	(187,688)	(185,000)	185,000	(187,688)
Purchase of common stock for treasury, net of issuances	(479,231)	—	—	(479,231)
Excess tax benefits from share based payments	19,895	—	—	19,895
Issuance of common stock under employee stock option plans	50,567	—	—	50,567
Net cash (used by) provided by financing activities	(646,457)	68,248	185,000	(393,209)
Effect of exchange rate changes on cash and cash equivalents	(14,459)	(2,084)	—	(16,543)
Net (decrease) increase in cash and cash equivalents	$(8,804)	$7,278	$—	$(1,526)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$727,716	$340,422	$—	$1,068,138
Net (decrease) increase in cash and cash equivalents	(8,804)	7,278	—	(1,526)
Cash and cash equivalents – end of period	$718,912	$347,700	$—	$1,066,612
22.    Subsequent Events
In January 2016, HDFS issued $600.0 million of medium-term notes that mature in January 2019 and have an annual interest rate of 2.25% and $600.0 million of medium-term notes that mature in January 2021 and have an annual interest rate of 2.85%.

SUPPLEMENTARY DATA
Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 29, 2015	Mar 30, 2014	June 28, 2015	June 29, 2014	Sep 27, 2015	Sep 28, 2014	Dec 31, 2015	Dec 31, 2014
Motorcycles:
Revenue	$1,510.6	$1,571.7	$1,650.8	$1,834.3	$1,140.3	$1,130.6	$1,007.1	$1,031.2
Operating income	$345.5	$347.7	$380.6	$473.3	$143.1	$146.3	$6.4	$35.9
Financial Services:
Revenue	$162.4	$154.4	$173.6	$166.4	$177.1	$171.0	$173.6	$169.0
Operating income	$64.7	$63.2	$81.9	$74.4	$72.8	$77.8	$60.9	$62.4
Consolidated:
Income before taxes	$411.4	$408.9	$464.0	$549.1	$214.2	$225.5	$60.6	$99.9
Net income	$269.9	$265.9	$299.8	$354.2	$140.3	$150.1	$42.2	$74.5
Earnings per common share:
Basic	$1.28	$1.21	$1.44	$1.63	$0.69	$0.70	$0.22	$0.35
Diluted	$1.27	$1.21	$1.44	$1.62	$0.69	$0.69	$0.22	$0.35
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed on or about March 21, 2016 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our Executive Officers for SEC Purposes?,” “Corporate Governance Principles and Board Matters – Audit Committee,” “Proposal I – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Report,” and “Corporate Governance Principles and Board Matters – Independence of Directors” is incorporated by reference herein.
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
The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2015:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	2,503,201	$46.67	8,282,271
Equity compensation plans not approved by shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	—	$—	96,770
Non employees:
Board of Directors	—	$—	108,797
	—	$—	232,285
Total all plans	2,503,201		8,514,556
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
In August 2002, the Board approved “Director and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines) which were revised in September 2012. The Ownership Guidelines stipulate that all Directors hold 15,000 shares of Common Stock and senior executives hold from 15,000 to 200,000 shares of the common stock, or certain rights to acquire common stock, depending on their level. The Directors and senior executives have five years from the date they are elected a Director or promoted to a senior executive to accumulate the appropriate number of shares of common stock. Restricted stock, restricted stock units, shares held in 401(k) accounts, vested unexercised stock options and stock appreciation rights, and shares of common stock held directly count toward satisfying the guidelines for common stock ownership.
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

PART IV

Item 15.     Exhibits and Financial Statements
(a) The following documents are filed as part of this Form 10-K:
Reference is made to the separate Index to Exhibits contained on pages 114 through 118 filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II
HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Accounts receivable – allowance for doubtful accounts
Balance, beginning of period	$3,458	$4,960	$4,954
Provision charged to expense	266	(471)	245
Reserve adjustments	(276)	(394)	(136)
Write-offs, net of recoveries	(543)	(637)	(103)
Balance, end of period	$2,905	$3,458	$4,960
Finance receivables – allowance for credit losses
Balance, beginning of period	$127,364	$110,693	$107,667
Provision for credit losses	101,345	80,946	60,008
Charge-offs, net of recoveries	(81,531)	(64,275)	(56,982)
Balance, end of period	$147,178	$127,364	$110,693
Inventories – allowance for obsolescence(a)
Balance, beginning of period	$17,775	$17,463	$22,936
Provision charged to expense	19,564	19,044	5,254
Reserve adjustments	(1,028)	(399)	(1,281)
Write-offs, net of recoveries	(9,571)	(18,333)	(9,446)
Balance, end of period	$26,740	$17,775	$17,463
Deferred tax assets – valuation allowance
Balance, beginning of period	$25,462	$21,818	$16,314
Adjustments	(4,803)	3,644	5,504
Balance, end of period	$20,659	$25,462	$21,818

(a)	Inventory obsolescence reserves deducted from cost determined on first-in first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2016.

HARLEY-DAVIDSON, INC.

By:	/S/ Matthew S. Levatich
Matthew S. Levatich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2016.

Name	Title

/S/ Matthew S. Levatich	President and Chief Executive Officer
Matthew S. Levatich	(Principal executive officer)

/S/ John A. Olin	Senior Vice President and Chief Financial Officer
John A. Olin	(Principal financial officer)

/S/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/S/ R. John Anderson	Director
R. John Anderson

/S/ Richard I. Beattie	Non-Executive Chairman
Richard I. Beattie

/S/ Michael J. Cave	Director
Michael J. Cave

/S/ George H. Conrades	Director
George H. Conrades

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ James A. Norling	Director
James A. Norling

/S/ Jochen Zeitz	Director
Jochen Zeitz

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
2.1
Asset Purchase Agreement, dated April 30, 2015, among Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))

3.1
Restated Articles of Incorporation as amended through April 27, 2015 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

3.2
Harley-Davidson, Inc. By-Laws, as amended through April 27, 2015 (incorporated herein by reference by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

4.1
Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.2
5-Year Credit Agreement, dated as of April 7, 2014, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Current on Form 10-Q for the quarter ended March 30, 2014 (File No. 1-9183))

4.3
5-Year Credit Agreement, dated as of April 13, 2012 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 (File No. 1-9183))

4.4
Amendment No. 1 5-year Credit Agreement, dated as of July 10, 2013, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, including an Amended and Restated Syndicated Canadian Addendum, in each case relating to the 5-year Credit Agreement, dated as of April 13, 2012 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September, 29, 2013 (File No. 1-9183))

4.5
Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.6
Officers’ Certificate, dated March 4, 2011, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 3.875% Medium-Term Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.7
Officers’ Certificate, dated January 31, 2012, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.700% Medium-Term Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2012 (File No. 1-9183))

4.8
Officers' Certificate, dated September 16, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.400% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.14 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

4.9
Officers' Certificate, dated November 18, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 1.550% Medium-Term Notes due 2017 (incorporated herein by reference to Exhibit 4.15 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

4.10	Officers' Certificate, dated February 26, 2015, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.150% Medium-Term Notes due 2020
4.11
Indenture, dated July 28, 2015, by and between Haley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))

4.12
Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dates July 28, 2015 (File No. 1-9183))

Various instruments relating to the Company’s long-term debt described in this report need not be filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
4.13
Officers' Certificate dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.250% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.14
Officers' certificate dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.850% Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.15
Amendment No. 2 to 5-Year Credit Agreement, dated as of April 7, 2014, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dates as of April 13, 2012, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent.

10.1*
Harley-Davidson, Inc. 1995 Stock Option Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.2*
Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.3*
Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.4*
Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 26, 2014 filed on March 14, 2014 (File No. 1-9183))

10.5*
Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective December 1, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

10.6*
Director Compensation Policy approved April 24, 2015 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 (File No. 1-9183))

10.7*
Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.8*
Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2009 and further amended March 2, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.9*
Harley-Davidson, Inc. Employee Incentive Plan (incorporated herein by reference to the Appendix to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 25, 2015 (File No. 1-9183))

10.10*
Harley-Davidson, Inc. Short-Term Incentive Plan for Senior Executives (incorporated herein by reference to Appendix D to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 30, 2011 (File No. 1-9183))

10.11*
Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.12*
Harley-Davidson Retiree Insurance Allowance Plan, effective January 1, 2009, together with amendments adopted through May 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 (File No. 1-9183))

10.13*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.14*
Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.15*
Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.16*
Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.17*
Form of Notice of Award of Restricted Stock and Restricted Stock Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.18*
Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.19*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.20*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.21*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.22*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund, Levatich, Olin and Wandell (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.23*
Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to Mr. Hund (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.24*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.25*
Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.26*
Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.27*
Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.28*
Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.29*
Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.30*
Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.31*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Deferred) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.32*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.33*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.34*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.35*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.36*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Deferred) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.37.*
Form of Notice of Grant Award of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.38*
Form of Severance Benefits Agreement between the Registrant and each of Messrs. Hund, Jones, Levatich and Olin (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.39*
Form of Transition Agreement between the Registrant and each of Messrs. Levatich and Olin (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.40*
Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.41*
Form of Aircraft Time Sharing Agreement between the Registrant and each of Messrs. Levatich, Olin, Jones and Hund and Mesdames Bischmann and Calaway (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-9183))

10.42*
Form on Non-competition and Non-solicitation Agreement between Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28,2015 (File No. 1-9183))

10.43*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.44*	Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan
10.45*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the annual report on Form 10-K of Harley-Davidson, Inc. for the year ended December 31, 2015, filed on February 18, 2016 formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders' Equity; and (vi) the Notes to Consolidated Financial Statements.

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