Form 10-Q
period 2016-03-27
HARLEY DAVIDSON INC
filed 2016-05-05
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at April 29, 2016: 181,090,078 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 27, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 27, 2016	March 29, 2015
Revenue:
Motorcycles and Related Products	$1,576,610	$1,510,570
Financial Services	173,358	162,375
Total revenue	1,749,968	1,672,945
Costs and expenses:
Motorcycles and Related Products cost of goods sold	986,330	920,295
Financial Services interest expense	45,919	38,536
Financial Services provision for credit losses	37,123	26,247
Selling, administrative and engineering expense	291,768	277,749
Total costs and expenses	1,361,140	1,262,827
Operating income	388,828	410,118
Investment income	766	1,322
Interest expense	7,168	9
Income before provision for income taxes	382,426	411,431
Provision for income taxes	131,937	141,577
Net income	$250,489	$269,854
Earnings per common share:
Basic	$1.37	$1.28
Diluted	$1.36	$1.27
Cash dividends per common share	$0.35	$0.31
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 27, 2016	March 29, 2015
Net income	$250,489	$269,854
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12,693	(27,021)
Derivative financial instruments	(8,352)	11,072
Marketable securities	(45)	(67)
Pension and postretirement benefit plans	7,571	8,798
Total other comprehensive income (loss), net of tax	11,867	(7,218)
Comprehensive income	$262,356	$262,636
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 27, 2016	December 31, 2015	March 29, 2015
ASSETS
Current assets:
Cash and cash equivalents	$694,013	$722,209	$1,168,724
Marketable securities	45,122	45,192	57,219
Accounts receivable, net	311,960	247,405	280,497
Finance receivables, net	2,564,608	2,053,582	2,357,993
Inventories	553,750	585,907	480,941
Restricted cash	93,192	88,267	120,428
Deferred income taxes	115,585	102,769	83,519
Other current assets	113,520	132,552	158,174
Total current assets	4,491,750	3,977,883	4,707,495
Finance receivables, net	4,811,958	4,814,571	4,490,599
Property, plant and equipment, net	932,836	942,418	873,518
Goodwill	54,585	54,182	25,632
Deferred income taxes	82,188	99,614	72,176
Other long-term assets	94,354	84,309	78,440
	$10,467,671	$9,972,977	$10,247,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,289	$235,614	$440,920
Accrued liabilities	587,504	471,964	497,027
Short-term debt	870,073	1,201,380	70,329
Current portion of long-term debt, net	782,140	838,349	1,494,301
Total current liabilities	2,588,006	2,747,307	2,502,577
Long-term debt, net	5,460,553	4,832,469	4,347,884
Pension liability	134,679	164,888	71,263
Postretirement healthcare liability	191,704	193,659	199,645
Other long-term liabilities	199,909	195,000	190,651
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,452	3,449	3,445
Additional paid-in-capital	1,333,947	1,328,561	1,286,991
Retained earnings	9,148,017	8,961,985	8,663,427
Accumulated other comprehensive loss	(603,338)	(615,205)	(522,161)
Treasury stock, at cost	(7,989,258)	(7,839,136)	(6,495,862)
Total shareholders' equity	1,892,820	1,839,654	2,935,840
	$10,467,671	$9,972,977	$10,247,860

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 27, 2016	December 31, 2015	March 29, 2015
Balances held by consolidated variable interest entities (Note 7)
Current finance receivables, net	$305,806	$322,768	$364,936
Other assets	$4,471	$4,706	$3,754
Non-current finance receivables, net	$1,080,365	$1,250,919	$1,511,659
Restricted cash - current and non-current	$102,594	$100,151	$138,574
Current portion of long-term debt, net	$343,127	$351,123	$412,214
Long-term debt, net	$943,602	$1,108,254	$1,353,800
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 27, 2016	March 29, 2015
Net cash provided by operating activities (Note 3)	$41,131	$174,700
Cash flows from investing activities:
Capital expenditures	(39,011)	(38,069)
Origination of finance receivables	(815,697)	(752,404)
Collections on finance receivables	771,910	729,666
Other	95	9
Net cash used by investing activities	(82,703)	(60,798)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,193,396	595,386
Repayments of medium-term notes	(450,000)	—
Proceeds from securitization debt	—	697,591
Repayments of securitization debt	(173,363)	(200,695)
Net decrease in credit facilities and unsecured commercial paper	(331,090)	(661,241)
Borrowings of asset-backed commercial paper	5,814	16,798
Repayments of asset-backed commercial paper	(15,740)	(15,744)
Net change in restricted cash	(4,282)	(28,579)
Dividends paid	(64,457)	(65,467)
Purchase of common stock for treasury	(150,369)	(192,700)
Excess tax benefits from share-based payments	110	2,207
Issuance of common stock under employee stock option plans	276	9,605
Net cash provided by financing activities	10,295	157,161
Effect of exchange rate changes on cash and cash equivalents	3,081	(9,019)
Net (decrease) increase in cash and cash equivalents	$(28,196)	$262,044
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$722,209	$906,680
Net (decrease) increase in cash and cash equivalents	(28,196)	262,044
Cash and cash equivalents—end of period	$694,013	$1,168,724
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of March 27, 2016 and March 29, 2015, the consolidated statements of income for the three month periods then ended, the consolidated statements of comprehensive income for the three month periods then ended and the consolidated statements of cash flows for the three month periods then ended.
Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Company operates in two principal reportable segments: Motorcycles & Related Products (Motorcycles) and Financial Services.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Recently Adopted
In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02 Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 amends the guidance within Accounting Standards Codification (ASC) Topic 810, "Consolidation,” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of ASU 2015-02 had no impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 amends the guidance within ASC Topic 835, "Interest", to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. In August 2015, the FASB further clarified its views on debt costs incurred in connection with a line of credit arrangement by issuing ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU 2015-15 amends the guidance within ASC Topic 835, “Interest,” to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement.
The Company adopted ASU 2015-03 and ASU 2015-15 retrospectively on January 1, 2016. As a result, debt issuance costs related to its medium-term notes, senior unsecured notes, and term-asset backed securitizations are now classified as a reduction to the carrying amount of the related debt on the balance sheet. Debt issuance costs previously recorded in other current assets and other long-term assets totaling $18.2 million and $16.0 million as of December 31, 2015 and March 29, 2015, respectively, on the balance sheet have been reclassified to current portion of long-term debt, net and long-term debt, net to reflect the adoption of the new guidance. The required new disclosures are also presented in Note 12. The Company will continue to classify debt issuance costs related to line of credit arrangements, which include its asset-backed commercial paper and unsecured commercial paper programs and its credit facilities, as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.
In April 2015, the FASB issued ASU No. 2015-05 Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other Internal-Use Software (ASU 2015-05). ASU

2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with the licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The Company adopted ASU 2015-05 prospectively on January 1, 2016. The adoption of ASU 2015-05 had no impact on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period in which they determine the amounts. This would include any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted ASU 2015-16 on January 1, 2016. The adoption of ASU 2015-16 had no impact on the Company's consolidated financial statements.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and for interim periods therein. The Company is currently evaluating the impact of adoption of ASU 2014-09 and ASU 2015-14.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value.  ASU 2015-11 does not apply to inventory measured using the last-in, first-out method.  The Company is required to adopt ASU 2015-11 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption will be permitted. The Company does not believe adoption of ASU 2015-11 will have a material effect on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 eliminates the requirement for a Company to separate deferred income tax liabilities and assets into current and noncurrent amounts on a classified statement of financial position and requires that deferred tax liabilities and assets be classified as noncurrent. The Company is required to adopt ASU 2015-17 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on either a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the timing and basis of adoption of ASU 2015-17.
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The Company is required to adopt ASU 2016-01 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a prospective basis. The Company is currently evaluating the impact of adoption of ASU 2016-01.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of adoption ASU 2016-02.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is required to adopt ASU 2016-05 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 using both a retrospective and prospective basis dependent upon the nature of the subtopic. Early adoption is permitted including adoption in an interim period. The Company is currently evaluating the impact of adoption ASU 2016-09.

3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	March 27, 2016	December 31, 2015	March 29, 2015
Available-for-sale: Corporate bonds	$45,122	$45,192	$57,219
Trading securities: Mutual funds	38,567	36,256	37,667
	$83,689	$81,448	$94,886
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first three months of 2016 and 2015, the Company recognized gross unrealized losses of approximately $71,000 and $106,000, respectively, or $45,000 and $67,000 net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that generally come due over the next 2 to 13 months.
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
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	March 27, 2016	December 31, 2015	March 29, 2015
Components at the lower of FIFO cost or market
Raw materials and work in process	$158,632	$161,704	$153,734
Motorcycle finished goods	291,834	327,952	253,922
Parts and accessories and general merchandise	152,552	145,519	123,187
Inventory at lower of FIFO cost or market	603,018	635,175	530,843
Excess of FIFO over LIFO cost	(49,268)	(49,268)	(49,902)
	$553,750	$585,907	$480,941

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$250,489	$269,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	50,027	46,028
Amortization of deferred loan origination costs	21,546	22,932
Amortization of financing origination fees	2,802	2,215
Provision for employee long-term benefits	9,203	12,318
Contributions to pension and postretirement plan payments	(29,641)	(6,627)
Stock compensation expense	7,053	8,046
Net change in wholesale finance receivables related to sales	(507,731)	(465,598)
Provision for credit losses	37,123	26,247
Pension and postretirement healthcare plan curtailment and settlement expense	300	—
Deferred income taxes	3,636	2,820
Foreign currency adjustments	(5,873)	18,154
Other, net	(1,429)	(2,507)
Changes in current assets and liabilities:
Accounts receivable, net	(57,885)	(49,936)
Finance receivables—accrued interest and other	685	2,067
Inventories	40,539	(51,934)
Accounts payable and accrued liabilities	222,800	305,102
Derivative instruments	1,196	399
Other	(3,709)	35,120
Total adjustments	(209,358)	(95,154)
Net cash provided by operating activities	$41,131	$174,700
4. Acquisition
On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd. (Deeley Imports) including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada (Transaction) for total consideration of $59.9 million. The majority equity owner of Deeley Imports is a member of the Board of Directors of the Company. The Company believes that the acquisition of the Canadian distribution rights will align Harley-Davidson's Canada distribution with the Company's global go-to-market approach.
The financial impact of the acquisition, which is part of the Motorcycles segment, has been included in the Company's consolidated financial statements from the date of acquisition. Proforma information reflecting this acquisition has not been disclosed as the proforma impact on consolidated net income would not be material.

The following table summarizes the fair values of the Deeley Imports assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the Motorcycles segment were as follows (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Balance, beginning of year	$54,182	$27,752
Currency translations	403	(2,120)
Balance, end of period	$54,585	$25,632
The Motorcycles segment intangible assets consisted of the following (in thousands):

	March 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Other intangible assets
Reacquired distribution rights	$13,198	$(4,399)	$8,799	2
Customer relationships	7,445	(248)	7,197	20
Total other intangible assets	$20,643	$(4,647)	$15,996
	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Other intangible assets
Reacquired distribution rights	$12,614	$(2,628)	$9,986	2
Customer relationships	7,116	(148)	6,968	20
Total other intangible assets	$19,730	$(2,776)	$16,954
Intangible assets other than goodwill are included in other long-term assets on the Company's consolidated balance sheets. The gross carrying amounts at March 27, 2016 differs from the acquisition date amounts due to changes in foreign currency exchange rates.

Amortization expense of other intangible assets for the three months ended March 27, 2016, was $1.7 million. The Company estimates future amortization to be approximately as follows (in thousands):

Estimated Amortization
2016 (remaining 9 months)	$5,229
2017	4,222
2018	372
2019	372
2020	372
2021	372
Thereafter	5,057
$15,996
The Financial Services segment did not have a goodwill or intangible assets balance at March 27, 2016 and March 29, 2015.
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
Finance receivables, net, consisted of the following (in thousands):

	March 27, 2016	December 31, 2015	March 29, 2015
Retail	$6,012,804	$5,991,471	$5,576,558
Wholesale	1,519,946	1,023,860	1,404,854
Total finance receivables	7,532,750	7,015,331	6,981,412
Allowance for credit losses	(156,184)	(147,178)	(132,820)
Finance receivables, net	$7,376,566	$6,868,153	$6,848,592
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended March 27, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	35,524	1,599	37,123
Charge-offs	(39,644)	—	(39,644)
Recoveries	11,527	—	11,527
Balance, end of period	$146,727	$9,457	$156,184

	Three months ended March 29, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	22,543	3,704	26,247
Charge-offs	(32,733)	—	(32,733)
Recoveries	11,942	—	11,942
Balance, end of period	$123,777	$9,043	$132,820
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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	March 27, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	146,727	9,457	156,184
Total allowance for credit losses	$146,727	$9,457	$156,184
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,012,804	1,519,946	7,532,750
Total finance receivables	$6,012,804	$1,519,946	$7,532,750

	December 31, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	139,320	7,858	147,178
Total allowance for credit losses	$139,320	$7,858	$147,178
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,991,471	1,023,860	7,015,331
Total finance receivables	$5,991,471	$1,023,860	$7,015,331

	March 29, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	123,777	9,043	132,820
Total allowance for credit losses	$123,777	$9,043	$132,820
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,576,558	1,404,854	6,981,412
Total finance receivables	$5,576,558	$1,404,854	$6,981,412
There were no wholesale finance receivables at March 27, 2016, December 31, 2015, or March 29, 2015 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of March 27, 2016, December 31, 2015 and March 29, 2015, all retail finance receivables were accounted for as interest-earning receivables, of which $22.9 million, $32.8 million and $19.0 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. There were no wholesale receivables on non-accrual status at March 27, 2016, December 31, 2015 or March 29, 2015. At March 27, 2016, December 31, 2015 and March 29, 2015, $0.5 million, $0.1 million, and $0.1 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	March 27, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,864,850	$94,984	$30,094	$22,876	$147,954	$6,012,804
Wholesale	1,517,926	1,407	135	478	2,020	1,519,946
Total	$7,382,776	$96,391	$30,229	$23,354	$149,974	$7,532,750

	December 31, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,796,003	$118,996	$43,680	$32,792	$195,468	$5,991,471
Wholesale	1,022,365	888	530	77	1,495	1,023,860
Total	$6,818,368	$119,884	$44,210	$32,869	$196,963	$7,015,331

	March 29, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,451,248	$82,302	$24,013	$18,995	$125,310	$5,576,558
Wholesale	1,404,160	443	107	144	694	1,404,854
Total	$6,855,408	$82,745	$24,120	$19,139	$126,004	$6,981,412
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	March 27, 2016	December 31, 2015	March 29, 2015
Prime	$4,798,394	$4,777,448	$4,400,440
Sub-prime	1,214,410	1,214,023	1,176,118
Total	$6,012,804	$5,991,471	$5,576,558
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	March 27, 2016	December 31, 2015	March 29, 2015
Doubtful	$—	$5,169	$1,523
Substandard	24,391	21,774	21,854
Special Mention	7,220	6,271	—
Medium Risk	11,610	11,494	19,634
Low Risk	1,476,725	979,152	1,361,843
Total	$1,519,946	$1,023,860	$1,404,854
7. Asset-Backed Financing
The Company participates in asset-backed financing both through term asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. The Company treats these transactions as secured borrowings because either they are transferred to consolidated variable interest entities (VIEs) or the Company maintains effective control over the assets and does not meet the accounting sale requirements under ASC Topic 860, "Transfers and Servicing" (ASC Topic 860). In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. HDFS retains servicing rights and a residual interest in the VIEs in the form of a debt security.
The Company is required to consolidate any VIE in which it is deemed to be the primary beneficiary through having power over the significant activities of the entity and having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. As the servicer, HDFS is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As a residual interest holder, HDFS has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE. Therefore, the Company is the primary beneficiary and consolidates all of these VIEs within its consolidated financial statements.
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
The Company adopted ASU No. 2015-03 and ASU No. 2015-15 on January 1, 2016. Upon adoption, the Company reclassified debt issuance costs, other than debt issuance costs related to line of credit arrangements (including the asset-backed commercial paper programs), from other assets to debt on the balance sheet. Refer to Note 2 for further discussion of newly adopted ASUs.

The following table shows the assets and liabilities related to the asset-backed financings that were included in the financial statements (in thousands):

	March 27, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,421,332	$(35,161)	$102,594	$4,169	$1,492,934	$1,286,729
Asset-backed U.S. commercial paper conduit facility	—	—	—	302	302	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	168,264	(3,155)	12,330	406	177,845	153,311
Total on-balance sheet assets and liabilities	$1,589,596	$(38,316)	$114,924	$4,877	$1,671,081	$1,440,040

	December 31, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,611,624	$(37,937)	$100,151	$4,383	$1,678,221	$1,459,377
Asset-backed U.S. commercial paper conduit facility	—	—	—	323	323	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	170,708	(3,061)	10,491	393	178,531	153,839
Total on-balance sheet assets and liabilities	$1,782,332	$(40,998)	$110,642	$5,099	$1,857,075	$1,613,216

	March 29, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,919,723	$(43,128)	$138,574	$3,443	$2,018,612	$1,766,014
Asset-backed U.S. commercial paper conduit facility	—	—	—	311	311	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	169,278	(2,999)	12,057	398	178,734	154,035
Total on-balance sheet assets and liabilities	$2,089,001	$(46,127)	$150,631	$4,152	$2,197,657	$1,920,049
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

There were no term asset-backed securitization transactions during the first quarter of 2016. During the first quarter of 2015, the Company issued $700.0 million ($697.6 million net of discount and issuance costs) of secured notes through a term asset-backed securitization transaction.
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
Under the facility, the Company may transfer U.S. retail motorcycle finance receivables to a SPE, which in turn may issue debt to third-party bank-sponsored asset-backed commercial paper conduits. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit expires on December 14, 2016.
The SPE had no borrowings outstanding under the U.S. Conduit at March 27, 2016, December 31, 2015 or March 29, 2015; therefore, assets that the U.S. Conduit holds are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
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
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $24.5 million at March 27, 2016. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2016		2015
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,600	$5,800	$19,200	$16,800

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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 27, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$531,823	$426,700	$105,123	$—
Marketable securities	83,689	38,567	45,122	—
Derivatives	3,651	—	3,651	—
	$619,163	$465,267	$153,896	$—
Liabilities:
Derivatives	$3,176	$—	$3,176	$—

	December 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$555,910	$390,706	$165,204	$—
Marketable securities	81,448	36,256	45,192	—
Derivatives	16,235	—	16,235	—
	$653,593	$426,962	$226,631	$—
Liabilities:
Derivatives	$1,300	$—	$1,300	$—

	March 29, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$975,411	$510,090	$465,321	$—
Marketable securities	94,886	37,667	57,219	—
Derivatives	49,290	—	49,290	—
	$1,119,587	$547,757	$571,830	$—
Liabilities:
Derivatives	$1,886	$—	$1,886	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $18.6 million, $17.7 million and $14.5 million at March 27, 2016, December 31, 2015 and March 29, 2015, for which the fair value adjustment was $6.5 million, $8.6 million and $3.5 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

9. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, finance receivables, net, trade payables, debt, and foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 10).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	March 27, 2016		December 31, 2015		March 29, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$694,013	$694,013	$722,209	$722,209	$1,168,724	$1,168,724
Marketable securities	$83,689	$83,689	$81,448	$81,448	$94,886	$94,886
Derivatives	$3,651	$3,651	$16,235	$16,235	$49,290	$49,290
Finance receivables, net	$7,462,125	$7,376,566	$6,937,053	$6,868,153	$6,927,898	$6,848,592
Restricted cash	$114,924	$114,924	$110,642	$110,642	$150,631	$150,631
Liabilities:
Derivatives	$3,176	$3,176	$1,300	$1,300	$1,886	$1,886
Unsecured commercial paper	$869,972	$869,972	$1,201,380	$1,201,380	$70,329	$70,329
Global credit facilities	$101	$101	$—	$—	$—	$—
Asset-backed Canadian commercial paper conduit facility	$153,311	$153,311	$153,839	$153,839	$154,035	$154,035
Medium-term notes	$4,217,449	$4,061,832	$3,410,966	$3,316,949	$4,176,254	$3,922,136
Senior unsecured notes	$777,336	$740,821	$737,435	$746,934	$—	$—
Term asset-backed securitization debt	$1,288,292	$1,286,729	$1,455,776	$1,459,377	$1,771,363	$1,766,014
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
Debt – The carrying value of debt in the financial statements is generally amortized cost, net of discounts and debt issuance costs. The carrying value of unsecured commercial paper approximates fair value due to its short maturity. Fair value is calculated using Level 2 inputs.
The carrying value of debt provided under the global credit facilities approximates fair value because the interest rates charged under this facility are tied directly to market rates and fluctuate as market rates change.
The carrying value of debt provided under the Canadian Conduit approximates fair value since the interest rates charged under the facility are tied directly to market rates and fluctuate as market rates change. Fair value is calculated using Level 2 inputs.

The fair values of the medium-term notes are estimated based upon rates available at the end of the period for debt with similar terms and remaining maturities. Fair value is calculated using Level 2 inputs.
The fair value of the senior unsecured notes was estimated based upon rates available at the end of the period for debt with similar terms and remaining maturities. Fair value was calculated using Level 2 inputs.
The fair value of the debt related to term asset-backed securitization transactions is estimated based on pricing available at the end of the period for transactions with similar terms and maturities. Fair value is calculated using Level 2 inputs.
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
The Company sells its products internationally, and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company utilizes foreign currency exchange contracts to mitigate the effects of the Euro, the Australian dollar, the Japanese yen, the Brazilian real, and the Mexican peso. The Company utilizes foreign currency exchange contracts to mitigate the effects of these currencies’ fluctuations on earnings. The foreign currency exchange contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
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

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	March 27, 2016			December 31, 2015			March 29, 2015
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$488,193	$3,592	$2,222	$436,352	$16,167	$181	$416,844	$49,290	$12
Commodity contracts(c)	895	—	135	968	—	159	1,432	—	220
Total	$489,088	$3,592	$2,357	$437,320	$16,167	$340	$418,276	$49,290	$232
	March 27, 2016			December 31, 2015			March 29, 2015
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$6,004	$59	$819	$6,510	$68	$960	$11,358	$—	$1,654
	$6,004	$59	$819	$6,510	$68	$960	$11,358	$—	$1,654

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended
Cash Flow Hedges	March 27, 2016	March 29, 2015
Foreign currency contracts	$(12,523)	$32,668
Commodity contracts	(192)	(120)
Total	$(12,715)	$32,548

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Expected to be Reclassified
Cash Flow Hedges	March 27, 2016	March 29, 2015	Over the Next Twelve Months
Foreign currency contracts(a)	$856	$15,276	$3,359
Commodity contracts(a)	(215)	(315)	(135)
Treasury rate locks(b)	(90)	—	(362)
Total	$551	$14,961	$2,862

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in interest expense
For the three months ended March 27, 2016 and March 29, 2015, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended
Derivatives Not Designated As Hedges	March 27, 2016	March 29, 2015
Commodity contracts(a)	$(292)	$(540)
Total	$(292)	$(540)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
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
11. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended March 27, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive income (loss) before reclassifications	14,571	(71)	(12,715)	—	1,785
Income tax	(1,878)	26	4,710	—	2,858
Net other comprehensive income (loss) before reclassifications	12,693	(45)	(8,005)	—	4,643
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(856)	—	(856)
Realized (gains) losses - commodities contracts(a)	—	—	215	—	215
Realized (gains) losses - treasury rate lock(c)	—	—	90	—	90
Prior service credits(b)	—	—	—	(446)	(446)
Actuarial losses(b)	—	—	—	12,471	12,471
Total reclassifications before tax	—	—	(551)	12,025	11,474
Income tax expense (benefit)	—	—	204	(4,454)	(4,250)
Net reclassifications	—	—	(347)	7,571	7,224
Other comprehensive income (loss)	12,693	(45)	(8,352)	7,571	11,867
Balance, end of period	$(46,151)	$(1,139)	$(2,466)	$(553,582)	$(603,338)

	Three months ended March 29, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(29,991)	(106)	32,548	—	2,451
Income tax	2,970	39	(12,057)	—	(9,048)
Net other comprehensive (loss) income before reclassifications	(27,021)	(67)	20,491	—	(6,597)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(15,276)	—	(15,276)
Realized (gains) losses - commodities contracts(a)	—	—	315	—	315
Prior service credits(b)	—	—	—	(695)	(695)
Actuarial losses(b)	—	—	—	14,670	14,670
Total reclassifications before tax	—	—	(14,961)	13,975	(986)
Income tax expense (benefit)	—	—	5,542	(5,177)	365
Net reclassifications	—	—	(9,419)	8,798	(621)
Other comprehensive (loss) income	(27,021)	(67)	11,072	8,798	(7,218)
Balance, end of period	$(30,503)	$(767)	$30,114	$(521,005)	$(522,161)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified are included in the computation of net periodic period cost. See Note 15 for information related to pension and postretirement benefit plans.

(c)	Amounts reclassified to net income are included in interest expense.
12. Debt
Debt with contractual terms less than one year is generally classified as short-term debt and consisted of the following (in thousands):

	March 27, 2016	December 31, 2015	March 29, 2015
Unsecured commercial paper	$869,972	$1,201,380	$70,329
Bank borrowings - global credit facilities	101	—	—
Total short-term debt	$870,073	$1,201,380	$70,329

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	March 27, 2016	December 31, 2015	March 29, 2015
Secured debt
Asset-backed Canadian commercial paper conduit facility	$153,311	$153,839	$154,035
Term asset-backed securitization debt	1,289,792	1,463,154	1,770,777
Less: unamortized discount and debt issuance costs	(3,063)	(3,777)	(4,763)
Total secured debt	1,440,040	1,613,216	1,920,049

Unsecured notes
1.15% Medium-term notes due in 2015 par value	—	—	600,000
3.88% Medium-term notes due in 2016 par value	—	450,000	450,000
2.70% Medium-term notes due in 2017 par value	400,000	400,000	400,000
1.55% Medium-term notes due in 2017 par value	400,000	400,000	400,000
6.80% Medium-term notes due in 2018 par value	878,708	878,708	887,958
2.40% Medium-term notes due in 2019 par value	600,000	600,000	600,000
2.25% Medium-term notes due in 2019 par value	600,000	—	—
2.15% Medium-term notes due in 2020 par value	600,000	600,000	600,000
2.85% Medium-term notes due in 2021 par value	600,000	—	—
3.50% Senior unsecured notes due in 2025	450,000	450,000	—
4.625% Senior unsecured notes due in 2045	300,000	300,000	—
Less: unamortized discount and debt issuance costs	(26,055)	(21,106)	(15,822)
Gross long-term debt	6,242,693	5,670,818	5,842,185
Less: current portion of long-term debt, net of unamortized discount and issuance costs	(782,140)	(838,349)	(1,494,301)
Total long-term debt	$5,460,553	$4,832,469	$4,347,884
The Company adopted ASU No. 2015-03 and ASU No. 2015-15 on January 1, 2016. Upon adoption, the Company reclassified debt issuance costs, other than debt issuance costs related to line of credit arrangements (which include its asset-backed commercial paper and unsecured commercial paper programs and its credit facilities), from other assets to debt on the balance sheet. Refer to Note 2 for further discussion of newly adopted ASUs.
There were no term asset-backed securitization transactions during the first quarter of 2016. During the first quarter of 2015, the Company issued $700.0 million ($697.6 million net of discount and issuance costs) of secured notes through a term asset-backed securitization transaction. The term asset-backed securitization transactions are further discussed in Note 7.
During the first quarter of 2016, the Company issued $600.0 million ($597.2 million net of discount and issuance costs) of medium-term notes that mature in January 2019 and have an annual interest rate of 2.25%, and $600.0 million ($596.3 million net of discount and issuance costs) of medium-term notes that mature in January 2021 and have an annual interest rate of 2.85%. During the first quarter of 2015, the Company issued $600.0 million ($595.4 million net of discount and issuance costs) of medium-term notes that mature in February 2020 and have an annual interest rate of 2.15%.
During the first quarter of 2016, $450.0 million of 3.88% medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the first quarter of 2015.
In July 2015, the Company issued $450.0 million ($444.4 million net of discount and issuance costs) of senior unsecured notes that mature in July 2025 and have an interest rate of 3.50% and $300.0 million ($296.0 million net of discount and issuance costs) of senior unsecured notes that mature in July 2045 and have an interest rate of 4.625% in an underwritten offering. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. The Company used the proceeds from the issuance to repurchase shares of the Company's common stock in 2015.

13. Product Warranty and Recall Campaigns
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
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015
Balance, beginning of period	$74,217	$69,250
Warranties issued during the period	18,012	15,111
Settlements made during the period	(18,163)	(13,565)
Recalls and changes to pre-existing warranty liabilities	770	277
Balance, end of period	$74,836	$71,073
The liability for recall campaigns was $7.1 million, $10.2 million and $7.7 million as of March 27, 2016, December 31, 2015 and March 29, 2015, respectively.
14. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 27, 2016	March 29, 2015
Numerator:
Net income used in computing basic and diluted earnings per share	$250,489	$269,854
Denominator:
Denominator for basic earnings per share - weighted-average common shares	183,429	210,629
Effect of dilutive securities - employee stock compensation plan	775	1,159
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	184,204	211,788
Earnings per common share:
Basic	$1.37	$1.28
Diluted	$1.36	$1.27
Outstanding options to purchase 1.9 million and 0.7 million shares of common stock for the three months ended March 27, 2016 and March 29, 2015, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three month periods ended March 27, 2016 and March 29, 2015, respectively.

15. Employee Benefit Plans
The Company has a defined benefit qualified pension plan and postretirement healthcare benefit plans that cover certain employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Net periodic benefit costs are allocated among selling, administrative and engineering expense, cost of goods sold and inventory. Amounts capitalized in inventory are not significant. Components of net periodic benefit costs were as follows (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015
Pension and SERPA Benefits
Service cost	$8,359	$10,010
Interest cost	22,707	21,836
Expected return on plan assets	(36,445)	(36,232)
Amortization of unrecognized:
Prior service cost	255	109
Net loss	11,587	13,677
Settlement loss	300	—
Net periodic benefit cost	$6,763	$9,400
Postretirement Healthcare Benefits
Service cost	$1,870	$2,065
Interest cost	3,704	3,541
Expected return on plan assets	(3,017)	(2,877)
Amortization of unrecognized:
Prior service credit	(701)	(804)
Net loss	884	993
Net periodic benefit cost	$2,740	$2,918
During the first three months of 2016, the Company voluntarily contributed $25.0 million in cash to further fund its pension plan. There are no required pension plan contributions to qualified plans in 2016. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
16. Business Segments
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

	Three months ended
	March 27, 2016	March 29, 2015
Motorcycles net revenue	$1,576,610	$1,510,570
Gross profit	590,280	590,275
Selling, administrative and engineering expense	257,823	244,821
Operating income from Motorcycles	332,457	345,454
Financial Services revenue	173,358	162,375
Financial Services expense	116,987	97,711
Operating income from Financial Services	56,371	64,664
Operating income	$388,828	$410,118

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

	Three months ended March 27, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,578,639	$—	$(2,029)	$1,576,610
Financial Services	—	173,521	(163)	173,358
Total revenue	1,578,639	173,521	(2,192)	1,749,968
Costs and expenses:
Motorcycles and Related Products cost of goods sold	986,330	—	—	986,330
Financial Services interest expense	—	45,919	—	45,919
Financial Services provision for credit losses	—	37,123	—	37,123
Selling, administrative and engineering expense	258,231	35,974	(2,437)	291,768
Total costs and expenses	1,244,561	119,016	(2,437)	1,361,140
Operating income	334,078	54,505	245	388,828
Investment income	140,766	—	(140,000)	766
Interest expense	7,168	—	—	7,168
Income before provision for income taxes	467,676	54,505	(139,755)	382,426
Provision for income taxes	110,574	21,363	—	131,937
Net income	$357,102	$33,142	$(139,755)	$250,489

	Three months ended March 29, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,512,882	$—	$(2,312)	$1,510,570
Financial Services	—	162,690	(315)	162,375
Total revenue	1,512,882	162,690	(2,627)	1,672,945
Costs and expenses:
Motorcycles and Related Products cost of goods sold	920,295	—	—	920,295
Financial Services interest expense	—	38,536	—	38,536
Financial Services provision for credit losses	—	26,247	—	26,247
Selling, administrative and engineering expense	245,135	35,241	(2,627)	277,749
Total costs and expenses	1,165,430	100,024	(2,627)	1,262,827
Operating income	347,452	62,666	—	410,118
Investment income	101,322	—	(100,000)	1,322
Interest expense	9	—	—	9
Income before provision for income taxes	448,765	62,666	(100,000)	411,431
Provision for income taxes	121,516	20,061	—	141,577
Net income	$327,249	$42,605	$(100,000)	$269,854

	March 27, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$349,302	$344,711	$—	$694,013
Marketable securities	45,122	—	—	45,122
Accounts receivable, net	811,276	—	(499,316)	311,960
Finance receivables, net	—	2,564,608	—	2,564,608
Inventories	553,750	—	—	553,750
Restricted cash	—	93,192	—	93,192
Deferred income taxes	61,266	54,319	—	115,585
Other current assets	85,260	28,260	—	113,520
Total current assets	1,905,976	3,085,090	(499,316)	4,491,750
Finance receivables, net	—	4,811,958	—	4,811,958
Property, plant and equipment, net	898,381	34,455	—	932,836
Goodwill	54,585	—	—	54,585
Deferred income taxes	75,999	7,783	(1,594)	82,188
Other long-term assets	135,449	40,171	(81,266)	94,354
	$3,070,390	$7,979,457	$(582,176)	$10,467,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,028	$526,577	$(499,316)	$348,289
Accrued liabilities	477,762	109,455	287	587,504
Short-term debt	—	870,073	—	870,073
Current portion of long-term debt, net	—	782,140	—	782,140
Total current liabilities	798,790	2,288,245	(499,029)	2,588,006
Long-term debt, net	740,821	4,719,732	—	5,460,553
Pension liability	134,679	—	—	134,679
Postretirement healthcare benefits	191,704	—	—	191,704
Other long-term liabilities	170,318	27,071	2,520	199,909
Shareholders’ equity	1,034,078	944,409	(85,667)	1,892,820
	$3,070,390	$7,979,457	$(582,176)	$10,467,671

	December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$400,443	$321,766	$—	$722,209
Marketable securities	45,192	—	—	45,192
Accounts receivable, net	390,799	—	(143,394)	247,405
Finance receivables, net	—	2,053,582	—	2,053,582
Inventories	585,907	—	—	585,907
Restricted cash	—	88,267	—	88,267
Deferred income taxes	56,319	46,450	—	102,769
Other current assets	90,824	43,807	(2,079)	132,552
Total current assets	1,569,484	2,553,872	(145,473)	3,977,883
Finance receivables, net	—	4,814,571	—	4,814,571
Property, plant and equipment, net	906,972	35,446	—	942,418
Goodwill	54,182	—	—	54,182
Deferred income taxes	86,075	15,681	(2,142)	99,614
Other long-term assets	133,753	31,158	(80,602)	84,309
	$2,750,466	$7,450,728	$(228,217)	$9,972,977
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,050	$158,958	$(143,394)	$235,614
Accrued liabilities	387,137	89,048	(4,221)	471,964
Short-term debt	—	1,201,380	—	1,201,380
Current portion of long-term debt	—	838,349	—	838,349
Total current liabilities	607,187	2,287,735	(147,615)	2,747,307
Long-term debt	740,653	4,091,816	—	4,832,469
Pension liability	164,888	—	—	164,888
Postretirement healthcare benefits	193,659	—	—	193,659
Other long-term liabilities	166,440	28,560	—	195,000
Shareholders’ equity	877,639	1,042,617	(80,602)	1,839,654
	$2,750,466	$7,450,728	$(228,217)	$9,972,977

	March 29, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$764,175	$404,549	$—	$1,168,724
Marketable securities	57,219	—	—	57,219
Accounts receivable, net	784,268	—	(503,771)	280,497
Finance receivables, net	—	2,357,993	—	2,357,993
Inventories	480,941	—	—	480,941
Restricted cash	—	120,428	—	120,428
Deferred income taxes	42,819	40,700	—	83,519
Other current assets	128,579	29,595	—	158,174
Total current assets	2,258,001	2,953,265	(503,771)	4,707,495
Finance receivables, net	—	4,490,599	—	4,490,599
Property, plant and equipment, net	840,354	33,164	—	873,518
Goodwill	25,632	—	—	25,632
Deferred income taxes	62,826	10,808	(1,458)	72,176
Other long-term assets	117,760	39,289	(78,609)	78,440
	$3,304,573	$7,527,125	$(583,838)	$10,247,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369,143	$575,548	$(503,771)	$440,920
Accrued liabilities	398,922	99,563	(1,458)	497,027
Short-term debt	—	70,329	—	70,329
Current portion of long-term debt	—	1,494,301	—	1,494,301
Total current liabilities	768,065	2,239,741	(505,229)	2,502,577
Long-term debt	—	4,347,884	—	4,347,884
Pension liability	71,263	—	—	71,263
Postretirement healthcare liability	199,645	—	—	199,645
Other long-term liabilities	164,993	25,658	—	190,651
Shareholders’ equity	2,100,607	913,842	(78,609)	2,935,840
	$3,304,573	$7,527,125	$(583,838)	$10,247,860

	Three months ended March 27, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$357,102	$33,142	$(139,755)	$250,489
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,056	1,971	—	50,027
Amortization of deferred loan origination costs	—	21,546	—	21,546
Amortization of financing origination fees	168	2,634	—	2,802
Provision for employee long-term benefits	9,203	—	—	9,203
Contributions to pension and postretirement plan payments	(29,641)	—	—	(29,641)
Stock compensation expense	6,389	664	—	7,053
Net change in wholesale finance receivables related to sales	—	—	(507,731)	(507,731)
Provision for credit losses	—	37,123	—	37,123
Pension and postretirement healthcare plan curtailment and settlement expense	300	—	—	300
Deferred income taxes	6,034	(1,850)	(548)	3,636
Foreign currency adjustments	(5,873)	—	—	(5,873)
Other, net	(1,703)	519	(245)	(1,429)
Change in current assets and current liabilities:
Accounts receivable	(413,807)	—	355,922	(57,885)
Finance receivables—accrued interest and other	—	685	—	685
Inventories	40,539	—	—	40,539
Accounts payable and accrued liabilities	189,425	387,010	(353,635)	222,800
Derivative instruments	1,196	—	—	1,196
Other	(8,910)	5,201	—	(3,709)
Total adjustments	(158,624)	455,503	(506,237)	(209,358)
Net cash provided by operating activities	198,478	488,645	(645,992)	41,131

	Three months ended March 27, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(38,031)	(980)	—	(39,011)
Origination of finance receivables	—	(2,123,079)	1,307,382	(815,697)
Collections of finance receivables	—	1,573,300	(801,390)	771,910
Other	95	—	—	95
Net cash used by investing activities	(37,936)	(550,759)	505,992	(82,703)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(450,000)	—	(450,000)
Repayments of securitization debt	—	(173,363)	—	(173,363)
Net decrease in credit facilities and unsecured commercial paper	—	(331,090)	—	(331,090)
Borrowings of asset-backed commercial paper	—	5,814	—	5,814
Repayments of asset-backed commercial paper	—	(15,740)	—	(15,740)
Net change in restricted cash	—	(4,282)	—	(4,282)
Dividends paid	(64,457)	(140,000)	140,000	(64,457)
Purchase of common stock for treasury	(150,369)	—	—	(150,369)
Excess tax benefits from share-based payments	110	—	—	110
Issuance of common stock under employee stock option plans	276	—	—	276
Net cash (used by) provided by financing activities	(214,440)	84,735	140,000	10,295
Effect of exchange rate changes on cash and cash equivalents	2,757	324	—	3,081
Net (decrease) increase in cash and cash equivalents	$(51,141)	$22,945	$—	$(28,196)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$400,443	$321,766	$—	$722,209
Net (decrease) increase in cash and cash equivalents	(51,141)	22,945	—	(28,196)
Cash and cash equivalents—end of period	$349,302	$344,711	$—	$694,013

	Three months ended March 29, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$327,249	$42,605	$(100,000)	$269,854
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43,947	2,081	—	46,028
Amortization of deferred loan origination costs	—	22,932	—	22,932
Amortization of financing origination fees	—	2,215	—	2,215
Provision for employee long-term benefits	12,318	—	—	12,318
Contributions to pension and postretirement plan payments	(6,627)	—	—	(6,627)
Stock compensation expense	7,381	665	—	8,046
Net change in wholesale finance receivables related to sales	—	—	(465,598)	(465,598)
Provision for credit losses	—	26,247	—	26,247
Deferred income taxes	6,594	(3,774)	—	2,820
Foreign currency adjustments	18,154	—	—	18,154
Other, net	(1,893)	(614)	—	(2,507)
Change in current assets and current liabilities:
Accounts receivable	(392,593)	—	342,657	(49,936)
Finance receivables—accrued interest and other	—	2,067	—	2,067
Inventories	(51,934)	—	—	(51,934)
Accounts payable and accrued liabilities	241,052	406,607	(342,557)	305,102
Derivative instruments	399	—	—	399
Other	27,082	8,038	—	35,120
Total adjustments	(96,120)	466,464	(465,498)	(95,154)
Net cash provided by operating activities	231,129	509,069	(565,498)	174,700

	Three months ended March 29, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(37,240)	(829)	—	(38,069)
Origination of finance receivables	—	(2,008,170)	1,255,766	(752,404)
Collections of finance receivables	—	1,519,934	(790,268)	729,666
Other	9	—	—	9
Net cash used by investing activities	(37,231)	(489,065)	465,498	(60,798)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	697,591	—	697,591
Repayments of securitization debt	—	(200,695)	—	(200,695)
Net decrease in credit facilities and unsecured commercial paper	—	(661,241)	—	(661,241)
Borrowings of asset-backed commercial paper	—	16,798	—	16,798
Repayments of asset-backed commercial paper	—	(15,744)	—	(15,744)
Net change in restricted cash	—	(28,579)	—	(28,579)
Dividends paid	(65,467)	(100,000)	100,000	(65,467)
Purchase of common stock for treasury	(192,700)	—	—	(192,700)
Excess tax benefits from share-based payments	2,207	—	—	2,207
Issuance of common stock under employee stock option plans	9,605	—	—	9,605
Net cash provided by financing activities	3,645	53,516	100,000	157,161
Effect of exchange rate changes on cash and cash equivalents	(7,263)	(1,756)	—	(9,019)
Net increase in cash and cash equivalents	$190,280	$71,764	$—	$262,044
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$573,895	$332,785	$—	$906,680
Net increase in cash and cash equivalents	190,280	71,764	—	262,044
Cash and cash equivalents—end of period	$764,175	$404,549	$—	$1,168,724

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
The Financial Services segment consists of HDFS which primarily provides wholesale and retail financing and insurance-related programs to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
The “% Change” figures included in the “Results of Operations” section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.
Overview
The Company’s net income was $250.5 million, or $1.36 per diluted share, for the first quarter of 2016 compared to $269.9, or $1.27 per diluted share, in the first quarter of 2015. Operating income from Motorcycles decreased $13.0 million or 3.8% compared to last year’s first quarter. The favorable impacts of higher motorcycle shipments in the first quarter of 2016 were offset by unfavorable product mix, foreign currency exchange rates, higher year-over-year manufacturing costs, including start-up costs associated with the implementation of its Enterprise Resource Planning (ERP) system, along with higher selling, administrative and engineering expenses. Operating income from Financial Services in the first quarter of 2016 was $56.4 million, down 12.8% compared to $64.7 million in the year-ago quarter driven by higher provision for credit losses partially offset by higher net interest income.
During the first quarter of 2016, worldwide independent dealer retail sales of new Harley-Davidson motorcycles increased 1.4% compared to the first quarter of 2015, an improvement from being down 0.6% year-over-year in the fourth quarter of 2015. The Company believes worldwide retail sales benefited from its demand-driving marketing investments and a strong reception to its new 2016 model-year motorcycles as discussed in the Outlook section below.
While retail sales were up on worldwide basis, the Company continues to experience headwinds from an intense competitive environment and challenging macro-economic conditions around the world. The Company is confident in its strong brand and its ability to grow in this highly competitive environment, without engaging in brand-damaging discounting.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of April 19, 2016 and the remaining forward looking statements in this report are only made as of the date of the filing of this report (May 5, 2016) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Outlook(1)
As previously disclosed, the Company plans to significantly increase its investments to drive demand. The Company plans to offset this increase in expenses by reducing costs in other areas, following reorganization actions taken in the fourth quarter of 2015. Starting in the first quarter and throughout 2016, the Company expects to increase its investments in customer-facing marketing by approximately 65% from 2015 levels and it expects to increase its investments in new product development by approximately 35% from 2015 levels. These investments, which consist primarily of selling, administrative and engineering expenses, would represent an approximate $70 million increase in the Company's investments to drive demand compared to 2015.
The Company's increased investments will be focused in four key areas:

•	Increase product and brand awareness.

•	Grow new ridership in the U.S.

•	Increase and enhance brand access.

•	Accelerate the cadence and impact of new products.
On April 19, 2016, the Company provided the following information concerning its expectations for the remainder of 2016:
The Company continues to expect to ship 269,000 to 274,000 Harley-Davidson motorcycles to dealers in 2016, up approximately 1% to 3% compared to 2015. In addition, the Company announced that its full-year shipment estimate included expected shipments of 82,500 to 87,500 motorcycles in the second quarter of 2016 compared to 85,172 motorcycles shipped in the second quarter of 2015 which is approximately down 3% to up 3%.
The Company continues to expect 2016 full year operating margin percent for the Motorcycles segment to be between 16% and 17% compared to 16.5% in 2015.
The Company continues to expect gross margin to be down in 2016 compared to 2015. The Company expects gross margin to be negatively impacted by unfavorable foreign currency exchange, unfavorable mix and higher manufacturing costs, including start-up costs associated with the implementation of its ERP system at its Kansas City manufacturing facility.
If foreign currency exchange rates experienced at the end of the first quarter of 2016 remained constant throughout the remainder of 2016, which is a hypothetical expectation in what is a very volatile foreign currency exchange environment, the Company estimates the adverse impact to its expected Motorcycles segment full-year revenue from currency exchange rates would be slightly unfavorable on a year-over-year basis. Under this scenario, the Company would also expect an unfavorable year-over-year impact to gross margin of approximately $50 million, or approximately 1 percentage point.
The Company also expects gross margin as a percent of revenue to be down in the second quarter of 2016 compared to the second quarter of 2015 driven by unfavorable foreign currency exchange rates, unfavorable shipment mix and higher manufacturing costs. The Company expects currency exchange rates to negatively impact gross margin by $25 million to $30 million, or approximately 1.5 percentage points compared to 2015, primarily due to $20 million of foreign currency hedge gains in 2015. The Company believes shipment mix will be unfavorable as a result of higher cruiser and Sportster® shipments supporting the strong demand it has seen in these categories and its recently announced new product introductions. The Company expects manufacturing costs to be unfavorable as a result of higher year-over-year start-up costs, including ERP system implementation costs.
The Company continues to expect its full-year selling, administrative and engineering expenses to be flat to up modestly from 2015, but lower as a percent of revenue. Selling, administrative and engineering expenses are expected to be higher than the prior year in the second and third quarters of 2016, due primarily to the timing of expenses which corresponds with the motorcycle selling season in its largest markets.
The Company continues to expect operating income for the Financial Services segment to be down modestly in 2016 as compared to 2015 as a result of increased borrowing costs and higher credit losses, partially offset by higher revenues.
The Company continues to estimate capital expenditures for 2016 to be between $255 million and $275 million. The Company anticipates it will have the ability to fund all capital expenditures in 2016 with cash flows generated by operations.
The Company continues to expect its full-year 2016 effective income tax rate will be approximately 34.5%. The 2015 effective tax rate was 34.6%.

Results of Operations for the Three Months Ended March 27, 2016
Compared to the Three Months Ended March 29, 2015
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 27, 2016	March 29, 2015	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$332,457	$345,454	$(12,997)	(3.8)%
Operating income from Financial Services	56,371	64,664	(8,293)	(12.8)
Operating income	388,828	410,118	(21,290)	(5.2)
Investment income	766	1,322	(556)	(42.1)
Interest expense	7,168	9	7,159	NM
Income before income taxes	382,426	411,431	(29,005)	(7.0)
Provision for income taxes	131,937	141,577	(9,640)	(6.8)
Net income	$250,489	$269,854	$(19,365)	(7.2)%
Diluted earnings per share	$1.36	$1.27	$0.09	7.1%
Consolidated operating income was down 5.2% in the first three months of 2016 primarily driven by a decrease in operating income from the Motorcycles segment which declined by $13.0 million, or 3.8%, compared to the first three months of 2015. Operating income from the Financial Services segment declined by $8.3 million in the first three months of 2016 compared to the first three months of 2015. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Corporate interest expense was higher in the first three months of 2016 compared to the first three months of 2015 due to the issuance of debt in the third quarter of 2015. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 and utilized the proceeds to fund the purchase of its common stock in the third and fourth quarters of 2015.
The effective income tax rate for the first three months of 2016 was 34.5% compared to 34.4% for the first three months of 2015.
Diluted earnings per share were $1.36 in the first three months of 2016, up 7.1% from the same period in the prior year. Diluted earnings per share benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 211.8 million in the first three months of 2015 to 184.2 million in the first three months of 2016, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles increased 1.4% during the first three months of 2016 compared to the first three months of 2015. Retail sales of Harley-Davidson motorcycles increased 4.5% internationally and decreased 0.5% in the United States in the first three months of 2016.
As the Company anticipated, U.S. retail sales improved from recent trends despite increasingly intense competitive discounting and declines in retail demand in oil-dependent areas. During the first quarter of 2016, the Company significantly increased its marketing investments to drive demand focused on growing product awareness and growing ridership in the U.S.
The Company's U.S. market share of 601+cc motorcycles for the first three months of 2016 was 50.9%, down 0.4% compared to the same period last year (Source: Motorcycle Industry Council). The Company's U.S. market share continued to stabilize as the industry was up 0.8% in the first quarter.
Retail sales in the first three months of 2016 in the EMEA region were up 8.8% compared to the first three months of 2015 reflecting the significant increase in demand driving investments in that market. All major markets across EMEA were up in the first quarter of 2016, with strong gains in France, Switzerland, Italy and emerging markets in the region. During the first three months of 2016, the Company's market share of 601+cc motorcycles in Europe was 10.3%, up 0.5 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles), which reversed recent trends. The Company believes its market share growth in Europe was driven by its increased demand driving investments and a positive reception to its model-year 2016 motorcycles.

In the Asia-Pacific region, retail sales increased 6.6% in the first three months of 2016 compared to the same period last year. The first quarter of 2016 was the Company's best first quarter ever in the Asia-Pacific region in terms of retail sales of new Harley-Davidson motorcycles. The growth within the region was accomplished despite the adverse impact of temporarily exiting retail sales in Indonesia as the Company replaces the dealer network in order to improve the customer experience in that market.
Latin America retail sales in the first three months of 2016 were down 26.5% compared to the first three months of 2015 primarily due to a decline in Brazil, partially offset by growth in Mexico. The Company believes retail sales in Brazil continue to be negatively impacted by a challenging economy and consumer uncertainty. In response to the nearly 50% devaluation of the Brazilian Real in 2015, the Company raised prices for model-year 2016 motorcycles approximately 20%. While the price increase improved the profitability per motorcycle in Brazil, the Company expects retail sales in Latin America to be lower in 2016 compared to 2015(1).
Retail sales in Canada were up 16.3% in the first three months of 2016 compared to the same period last year. The Company believes the market continued to respond well to the change to a direct distribution model.
Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	March 31, 2016	March 31, 2015	(Decrease) Increase	% Change
Americas Region
United States	35,326	35,488	(162)	(0.5)%
Canada	2,470	2,123	347	16.3
Latin America	1,886	2,565	(679)	(26.5)
Total Americas Region	39,682	40,176	(494)	(1.2)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	8,595	8,129	466	5.7
Other	1,615	1,259	356	28.3
Total EMEA Region	10,210	9,388	822	8.8
Asia Pacific Region
Japan	2,106	1,972	134	6.8
Other	5,460	5,125	335	6.5
Total Asia Pacific Region	7,566	7,097	469	6.6
Total Worldwide Retail Sales	57,458	56,661	797	1.4%
Total International Retail Sales	22,132	21,173	959	4.5%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Three months ended
	March 31, 2016	March 31, 2015	Increase	% Change
United States(b)	68,305	67,791	514	0.8%
Europe(c)	95,480	91,221	4,259	4.7%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	March 27, 2016		March 29, 2015		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	57,635	69.4%	56,664	71.2%	971	1.7%
International	25,401	30.6%	22,925	28.8%	2,476	10.8
Harley-Davidson motorcycle units	83,036	100.0%	79,589	100.0%	3,447	4.3%
Touring motorcycle units	38,497	46.4%	38,797	48.7%	(300)	(0.8)%
Cruiser motorcycle units(a)	26,929	32.4%	23,396	29.4%	3,533	15.1
Sportster® / Street motorcycle units	17,610	21.2%	17,396	21.9%	214	1.2
Harley-Davidson motorcycle units	83,036	100.0%	79,589	100.0%	3,447	4.3%

(a)	Category previously referred to as "Custom" motorcycle units and, as used in this table, includes Dyna®, Softail®, V-Rod® and CVO models.
The Company shipped 83,036 motorcycles worldwide during the first three months of 2016, which was 4.3% higher than the first three months of 2015. International shipments as a percent of total shipments were 30.6% in the first three months of 2016 compared to 28.8% for the first three months of 2015.
The shipment mix percentage of Cruiser motorcycles increased in the first three months of 2016 while the shipment mix percentage of Touring and Sportster® / Street motorcycles decreased compared to the same period last year. The higher percentage of Cruiser motorcycle shipments reflects the Company's product investment in model-year 2016 motorcycles launched in August 2015, as well as the Low Rider® S and CVO™ Pro Street Breakout® models that started shipping toward the end of the first quarter of 2016.
As the Company expected, U.S. dealer retail inventory of Harley-Davidson motorcycles was up approximately 4,900 motorcycles at the end of the first quarter of 2016 compared to the end of the first quarter of 2015. The increase was largely due to the initial dealer fill of the Company's new 2016 motorcycle models. The Company continues to be diligent in its efforts to manage supply in line with demand and it believes dealer inventory at the end of the first quarter of 2016 was appropriate. The Company expects U.S. dealer retail inventory of Harley-Davidson motorcycles to be higher at year-end 2016 compared to the prior year to support incremental motorcycle models and increased marketing investments to drive demand.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,317,578	$1,255,121	$62,457	5.0%
Parts & Accessories	183,705	183,872	(167)	(0.1)
General Merchandise	70,618	66,428	4,190	6.3
Other	4,709	5,149	(440)	(8.5)
Total revenue	1,576,610	1,510,570	66,040	4.4
Cost of goods sold	986,330	920,295	66,035	7.2
Gross profit	590,280	590,275	5	—
Selling & administrative expense	215,712	205,507	10,205	5.0
Engineering expense	42,111	39,314	2,797	7.1
Operating expense	257,823	244,821	13,002	5.3
Operating income from Motorcycles	$332,457	$345,454	$(12,997)	(3.8)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2015 to the first three months of 2016 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 29, 2015	$1,510.6	$920.3	$590.3
Volume	56.7	36.1	20.6
Price, net of related costs	22.4	9.4	13.0
Foreign currency exchange rates and hedging	(14.1)	(3.5)	(10.6)
Shipment mix	1.0	15.8	(14.8)
Raw material prices	—	(7.4)	7.4
Manufacturing and other costs	—	15.6	(15.6)
Total	66.0	66.0	—
Three months ended March 27, 2016	$1,576.6	$986.3	$590.3
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2015 to first three months of 2016:

•	Volume increases were driven by the increase in wholesale motorcycle shipments.

•
On average, wholesale prices for the Company’s 2016 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in costs related to the additional content added to the 2016 model-year motorcycles.

•
Gross profit was negatively impacted by changes in foreign currency exchange rates during the first three months of 2016 compared to the first three months of 2015. On a combined basis, the Euro, Japanese yen, Brazilian real and Australian dollar devalued an average of 4% compared to the prior year quarter.

•	Shipment mix changes negatively impacted gross profit primarily due to changes in motorcycle mix and parts and accessories and general merchandise mix.

•	Raw material prices were lower in the first three months of 2016 relative to the first three months of 2015.

•
Manufacturing costs in the first three months of 2016 were negatively impacted by higher year-over-year start-up costs, including the costs related to the implementation of its ERP system in its Kansas City manufacturing facility, which is expected to be completed by the end of the third quarter of 2016. The Company also had lower fixed cost absorption as a result of lower production in the first quarter of 2016 compared to the first quarter of 2015.

The net increase in operating expense was primarily due to the Company's increased investments in marketing and product development to drive demand. Selling and administrative expenses were also higher in 2016 due to costs associated with managing the Canadian operations that the Company acquired in August 2015. While operating expense was higher in the first quarter of 2016, it was lower than the Company's expectations due to a shift in the timing of planned spending from the first to the second quarter of 2016.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015	Increase (Decrease)	% Change
Interest income	$152,526	$143,569	$8,957	6.2%
Other income	20,832	18,806	2,026	10.8
Financial Services revenue	173,358	162,375	10,983	6.8
Interest expense	45,919	38,536	7,383	19.2
Provision for credit losses	37,123	26,247	10,876	41.4
Operating expenses	33,945	32,928	1,017	3.1
Financial Services expense	116,987	97,711	19,276	19.7
Operating income from Financial Services	$56,371	$64,664	$(8,293)	(12.8)%
Interest income was higher in the first three months of 2016 as compared to the first three months of 2015 due to higher average receivables in the retail and wholesale portfolios, partially offset by lower retail yields due in part to low rate promotional activity in 2015. Other income was favorable primarily due to increased credit card licensing revenue. Other income now includes international income which had previously been reported in interest income. Prior period amounts, which were not material, have been adjusted for comparability.
Interest expense increased due to higher average outstanding debt and an unfavorable cost of funds.
The provision for credit losses increased $10.9 million in the first three months of 2016. The retail motorcycle provision increased $12.9 million in the first three months of 2016 driven by higher credit losses, an associated increase in the retail reserve rate and portfolio growth. Credit losses were higher as a result of deterioration of loan performance in oil-dependent areas, higher sub-prime loan losses, as loss rates on these loans continue to normalize, and lower used bike values at auction. The wholesale provision was favorable by $2.1 million due primarily to a decrease in reserve rates in the first three months of 2016.
On a year-to-date basis, retail loan originations were comprised of approximately 80% prime loans and 20% sub-prime. The Company believes sub-prime originations represent a significant amount of retail sales to the Company at attractive returns which further reinforces the competitive advantage that HDFS brings to the Company.
Annualized losses on HDFS' retail motorcycle loans were 1.98% through March 27, 2016 compared to 1.56% through March 29, 2015. The 30-day delinquency rate for retail motorcycle loans at March 27, 2016 was 2.88% compared to 2.64% at March 29, 2015.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015
Balance, beginning of period	$147,178	$127,364
Provision for credit losses	37,123	26,247
Charge-offs	(39,644)	(32,733)
Recoveries	11,527	11,942
Balance, end of period	$156,184	$132,820

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as of March 27, 2016 to reflect the new projected principal and interest payments for the remainder of 2016 and beyond as follows (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Principal payments on debt	$1,135,349	$2,457,018	$2,196,111	$1,346,345	$7,134,823
Interest payments on debt	131,502	300,080	123,816	426,338	981,736
	$1,266,851	$2,757,098	$2,319,927	$1,772,683	$8,116,559
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at March 27, 2016 remain constant. For purposes of the above, the principal payment balances for medium-term notes, term-asset backed securitizations and senior unsecured notes are shown gross of debt issuance costs. Refer to Note 12 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of March 27, 2016, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
Liquidity and Capital Resources as of March 27, 2016(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders(1). The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations(1). The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and term asset-backed securitizations.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

March 27, 2016
Cash and cash equivalents	$694,013
Current marketable securities	45,122
Total cash and cash equivalents and marketable securities	739,135

Global credit facilities	479,927
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	30,961
Total availability under credit facilities	1,110,888
Total	$1,850,023

(a)	The U.S. commercial paper conduit facility expires on December 14, 2016. The Company anticipates that it will renew this facility prior to expiration.

(b)	The Canadian commercial paper conduit facility expires on June 30, 2016 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.
The Company recognizes that it must continue to monitor and adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding. The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015
Net cash provided by operating activities	$41,131	$174,700
Net cash used by investing activities	(82,703)	(60,798)
Net cash provided by financing activities	10,295	157,161
Effect of exchange rate changes on cash and cash equivalents	3,081	(9,019)
Net (decrease) increase in cash and cash equivalents	$(28,196)	$262,044
Operating Activities
The decrease in cash provided by operating activities for the first three months of 2016 compared to the first three months of 2015 was driven by increased wholesale lending and higher working capital. Motorcycle finished goods inventory at the end of the quarter was higher than the prior year quarter to support the spring selling season and the Company's increased investments in marketing. The Company expects higher year-over-year inventory throughout the second quarter as it anticipates lost production in the third quarter of 2016 associated with the implementation of its ERP system at its Kansas City manufacturing facility(1). In addition, operating cash flow in 2016 was impacted by a $25.0 million voluntary contribution to the Company's pension plan. No voluntary contributions were made to the pension plan in 2015. There are no required or planned contributions to the pension plan for the remainder of 2016.(1) The Company expects it will continue to make on-going benefit payments under the SERPA and postretirement healthcare plans.(1)
Investing Activities
The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables. Capital expenditures were $39.0 million in the first three months of 2016 compared to $38.1 million in the same period last year. Net cash outflows for finance receivables for the first three months of 2016 were $21.0 million higher than in the same period last year as a result of an increase in retail motorcycle loan originations during the first three months of 2016.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $150.4 million in the first three months of 2016 compared to $192.7 million in the same period last year. Share repurchases during the first three months of 2016 included 3.5 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of March 27, 2016, there were 25.6 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $0.35 and $0.31 per share totaling $64.5 million and $65.5 million during the first three months of 2016 and 2015, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $229.0 million in the first three months of 2016 compared to net cash inflows of $432.1 million in the first three months of 2015. The Company’s total outstanding debt consisted of the following (in thousands):

	March 27, 2016	March 29, 2015
Global credit facilities	$101	$—
Unsecured commercial paper	869,972	70,329
Asset-backed Canadian commercial paper conduit facility	153,311	154,035
Medium-term notes, net	4,061,832	3,922,136
Senior unsecured notes, net	740,821	—
Term asset-backed securitization debt, net	1,286,729	1,766,014
Total debt	$7,112,766	$5,912,514

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of March 27, 2016 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable
Global Credit Facilities – On April 7, 2016, the Company entered into a $765.0 million five-year credit facility to refinance and replace a $675.0 million five-year credit facility that was due to mature in April 2017. The new five-year credit facility matures in April 2021. The Company also has a $675.0 million five-year credit facility which matures in April 2019. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.44 billion as of April 7, 2016 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities or borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at March 27, 2016 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	2.70%	January 2012	March 2017
$400,000	1.55%	November 2014	November 2017
$879,000	6.80%	May 2008	June 2018
$600,000	2.25%	January 2016	January 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$600,000	2.85%	January 2016	January 2021
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $16.9 million and $15.8 million at March 27, 2016 and March 29, 2015, respectively.
During the first quarter of 2016, the Company issued $600.0 million ($597.2 million net of discount and issuance costs) of medium-term notes that mature in January 2019 and have an annual interest rate of 2.25%, and $600.0 million ($596.3 million net of discount and issuance costs) of medium-term notes that mature in January 2021 and have an annual interest rate of 2.85%. During the first quarter of 2015, the Company issued $600.0 million ($595.4 million net of discount and issuance costs) of medium-term notes which mature in February 2020 and have an annual interest rate of 2.15%. Also during the first quarter of 2016, $450.0 million of 3.88% medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the first quarter of 2015.
Senior Unsecured Notes – In July 2015, the Company issued $750.0 million of senior unsecured notes. The senior unsecured notes provide for semi-annual interest payments and principal due at maturity. $450.0 million ($444.4 million net of discount and issuance costs) of the senior unsecured notes mature in July 2025 and have an interest rate of 3.50%, and $300.0 million ($296.0 million net of discount and issuance costs) of the senior unsecured notes mature in July 2045 and have an interest rate of 4.625%. The Company used the proceeds from the debt to repurchase shares of its common stock in 2015.
Asset-Backed Canadian Commercial Paper Conduit Facility –The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$240 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 27, 2016, the Canadian Conduit has an expiration date of June 30, 2016. The contractual maturity of the debt is approximately 5 years.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2016		2015
	Transfers	Proceeds	Transfers	Proceeds
First Quarter	$6,600	$5,800	$19,200	$16,800
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – On December 14, 2015, the Company entered into a new revolving facility agreement (U.S. Conduit) with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. The prior agreement expired on December 14, 2015 and had similar terms. At March 27, 2016 and March 29, 2015, the Company had no outstanding borrowings under the U.S. Conduit.
This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 27, 2016, the U.S. Conduit expires December 14, 2016.
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
There were no term asset-backed securitization transactions during the first quarter of 2016. During the first quarter of 2015, the Company issued $700.0 million ($697.6 million net of discount and issuance costs) of secured notes through a term asset-backed securitization transaction.
Intercompany Borrowing – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company. As of March 27, 2016, there were no intercompany loans outstanding. As of March 29, 2015, there were no intercompany loans outstanding, and the intercompany loan balance of $250 million outstanding as of December 31, 2014 was repaid during the first quarter of 2015. The term loan balances and related interest are eliminated in the Company's consolidated financial statements.
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
The operating covenants limit the Company’s and HDFS’ ability to:

•	assume or incur certain liens;

•	participate in certain mergers or consolidations; and

•	purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.00 to 1.00 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and equity, in each case excluding the debt of HDFS and its subsidiaries, cannot exceed 0.70 to 1.00 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At March 27, 2016, HDFS and the Company remained in compliance with all of the then existing covenants.
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

(ii)	manage through changes in general economic conditions, including changing capital, credit and retail markets, and political events,

(iii)	accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iv)	prevent a cybersecurity breach involving consumer, employee, dealer, supplier or Company data and respond to evolving regulatory requirements regarding data security,

(v)	drive demand by executing the Company's marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide in an increasingly competitive marketplace,

(vi)	implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities,

(vii)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio,

(viii)	develop and introduce products, services and experiences that are successful in the marketplace,

(ix)
balance production volumes for the Company's new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices,

(x)	manage the impact that prices for and supply of used motorcycles may have on the Company's business, including on retail sales of new motorcycles,

(xi)
continue to develop the capabilities of the Company's distributors and dealers and manage the risks that the Company's independent dealers may have difficulties obtaining capital and managing through changing economic conditions and consumer demand,

(xii)	manage risks that arise through expanding international manufacturing, operations and sales,

(xiii)	manage through the effects inconsistent and unpredictable weather patters may have on retail sales of motorcycles,

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

(xvi)	manage changes and prepare for requirements in legislative and regulatory environments for the Company's products, services and operations,

(xvii)	manage the Company's exposure to product liability claims and commercial or contractual disputes,

(xviii)	execute its flexible production strategy,

(xix)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xx)	retain and attract talented employees,

(xxi)	successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations, and

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
In recent years, HDFS has experienced historically low levels of retail credit losses, but there is no assurance that this will continue. The Company believes that HDFS' retail credit losses may increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals to sub-prime borrowers, as well as actions that Harley-Davidson has taken and could take that impact motorcycle values.
Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
The Company also uses derivative financial instruments to hedge a portion of the forecasted cash flows in its key foreign currencies. These instruments generally have terms of up to 12 months and are purchased over time so that at any point in time some portion of the next 12 months of expected foreign currency exposure is hedged. The hedging instruments allow the Company to lock in the exchange rate on future foreign currency cash flows based on the forward rates available at the time of purchase. The level of gain or loss on these instruments will depend on the spread between the forward rate and the corresponding spot rate at the date the instruments are settled.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further information concerning the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended March 27, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 17 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended March 27, 2016:

2016 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	1,036,284	$42	1,036,284	7,953,308
February 1 to February 28	1,515,099	$40	1,515,099	26,575,002
February 29 to March 27	984,966	$47	984,966	25,591,892
Total	3,536,349	$43	3,536,349

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
In June 2015, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 3.4 million shares on a discretionary basis during the quarter ended March 27, 2016 under this authorization. As of March 27, 2016, 5.6 million shares remained under this authorization.
Additionally, in February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company made no discretionary share repurchases during the quarter ended March 27, 2016 under this authorization. As of March 27, 2016, 20.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2016, the Company acquired 141,574 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 6 – Exhibits
Refer to the Exhibit Index on page 56 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 5/5/2016	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 5/5/2016	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1
5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent.

4.2
Amendment No. 1 to 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 7, 2014, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended March 27, 2016, filed on May 5, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.