Form 10-Q
period 2016-06-26
HARLEY DAVIDSON INC
filed 2016-08-04
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at July 29, 2016: 178,797,243 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 26, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue:
Motorcycles and Related Products	$1,670,113	$1,650,783	$3,246,723	$3,161,353
Financial Services	190,964	173,609	364,322	335,984
Total revenue	1,861,077	1,824,392	3,611,045	3,497,337
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,062,555	1,003,569	2,048,885	1,923,864
Financial Services interest expense	42,895	41,188	88,814	79,724
Financial Services provision for credit losses	23,461	15,175	60,584	41,422
Selling, administrative and engineering expense	319,844	301,944	611,612	579,693
Total costs and expenses	1,448,755	1,361,876	2,809,895	2,624,703
Operating income	412,322	462,516	801,150	872,634
Investment income	688	1,450	1,454	2,772
Interest expense	7,094	9	14,262	18
Income before provision for income taxes	405,916	463,957	788,342	875,388
Provision for income taxes	125,485	164,147	257,422	305,724
Net income	$280,431	$299,810	$530,920	$569,664
Earnings per common share:
Basic	$1.55	$1.44	$2.92	$2.72
Diluted	$1.55	$1.44	$2.91	$2.71
Cash dividends per common share	$0.35	$0.31	$0.70	$0.62
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income	$280,431	$299,810	$530,920	$569,664
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,628	4,251	15,321	(22,770)
Derivative financial instruments	3,009	(13,286)	(5,343)	(2,214)
Marketable securities	(32)	(128)	(77)	(195)
Pension and postretirement benefit plans	7,572	8,798	15,143	17,596
Total other comprehensive income (loss), net of tax	$13,177	$(365)	$25,044	$(7,583)
Comprehensive income	$293,608	$299,445	$555,964	$562,081
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 26, 2016	December 31, 2015	June 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$864,670	$722,209	$1,247,579
Marketable securities	5,070	45,192	52,516
Accounts receivable, net	311,956	247,405	277,569
Finance receivables, net	2,457,974	2,053,582	2,331,723
Inventories	371,196	585,907	395,044
Restricted cash	78,078	88,267	136,760
Deferred income taxes	116,214	102,769	94,778
Other current assets	153,866	132,552	154,009
Total current assets	4,359,024	3,977,883	4,689,978
Finance receivables, net	4,824,071	4,814,571	4,816,772
Property, plant and equipment, net	951,309	942,418	873,007
Goodwill	54,542	54,182	26,105
Deferred income taxes	83,047	99,614	66,755
Other long-term assets	76,447	84,309	76,577
	$10,348,440	$9,972,977	$10,549,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,696	$235,614	$407,636
Accrued liabilities	485,811	471,964	448,737
Short-term debt	1,020,487	1,201,380	114,983
Current portion of long-term debt, net	732,773	838,349	1,544,956
Total current liabilities	2,512,767	2,747,307	2,516,312
Long-term debt, net	5,308,063	4,832,469	4,551,083
Pension liability	129,465	164,888	66,786
Postretirement healthcare liability	188,846	193,659	196,369
Other long-term liabilities	188,292	195,000	195,017
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,453	3,449	3,448
Additional paid-in-capital	1,349,755	1,328,561	1,304,855
Retained earnings	9,365,105	8,961,985	8,898,959
Accumulated other comprehensive loss	(590,161)	(615,205)	(522,526)
Treasury stock, at cost	(8,107,145)	(7,839,136)	(6,661,109)
Total shareholders' equity	2,021,007	1,839,654	3,023,627
	$10,348,440	$9,972,977	$10,549,194

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 26, 2016	December 31, 2015	June 28, 2015
Balances held by consolidated variable interest entities (Note 12)
Current finance receivables, net	$258,870	$322,768	$409,198
Other assets	$3,047	$4,706	$3,067
Non-current finance receivables, net	$884,226	$1,250,919	$1,740,420
Restricted cash - current and non-current	$79,475	$100,151	$149,418
Current portion of long-term debt, net	$288,786	$351,123	$459,085
Long-term debt, net	$786,145	$1,108,254	$1,552,376
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 26, 2016	June 28, 2015
Net cash provided by operating activities (Note 3)	$456,290	$613,944
Cash flows from investing activities:
Capital expenditures	(107,531)	(85,180)
Origination of finance receivables	(1,991,384)	(1,976,563)
Collections on finance receivables	1,630,213	1,570,431
Proceeds from finance receivables sold	312,571	—
Sales and redemptions of marketable securities	40,000	4,500
Other	166	5,111
Net cash used by investing activities	(115,965)	(481,701)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,193,396	595,386
Repayments of medium-term notes	(450,000)	—
Proceeds from securitization debt	—	1,195,668
Repayments of securitization debt	(385,837)	(454,332)
Net decrease in credit facilities and unsecured commercial paper	(181,259)	(616,586)
Borrowings of asset-backed commercial paper	33,428	40,209
Repayments of asset-backed commercial paper	(34,989)	(35,730)
Net change in restricted cash	17,992	(40,159)
Dividends paid	(127,800)	(129,745)
Purchase of common stock for treasury	(269,411)	(358,425)
Excess tax benefits from share-based payments	331	2,401
Issuance of common stock under employee stock option plans	2,367	15,664
Net cash (used by) provided by financing activities	(201,782)	214,351
Effect of exchange rate changes on cash and cash equivalents	3,918	(5,695)
Net increase in cash and cash equivalents	$142,461	$340,899
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$722,209	$906,680
Net increase in cash and cash equivalents	142,461	340,899
Cash and cash equivalents—end of period	$864,670	$1,247,579
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of June 26, 2016 and June 28, 2015, the consolidated statements of income for the three and six month periods then ended, the consolidated statements of comprehensive income for the three and six month periods then ended and the consolidated statements of cash flows for the six month periods then ended.
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
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 amends the guidance within ASC Topic 835, "Interest," to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. In August 2015, the FASB further clarified its views on debt costs incurred in connection with a line of credit arrangement by issuing ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU 2015-15 amends the guidance within ASC Topic 835, “Interest,” to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement.
The Company adopted ASU 2015-03 and ASU 2015-15 retrospectively on January 1, 2016. As a result, debt issuance costs related to its medium-term notes, senior unsecured notes, and term-asset backed securitizations are now classified as a reduction to the carrying amount of the related debt on the balance sheet. Debt issuance costs previously recorded in other current assets and other long-term assets totaling $18.2 million and $15.7 million as of December 31, 2015 and June 28, 2015, respectively, on the balance sheet have been reclassified to current portion of long-term debt, net and long-term debt, net to reflect the adoption of the new guidance. The required new disclosures are also presented in Note 11. The Company will continue to classify debt issuance costs related to line of credit arrangements, which include its asset-backed commercial paper and unsecured commercial paper programs and its credit facilities, as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and for interim periods therein. The guidance may be adopted using either a full retrospective or modified retrospective approach. Early adoption is permitted as early as fiscal years beginning after December 15, 2016 and interim periods therein. The Company is currently evaluating the impact of adoption of ASU 2014-09 and ASU 2015-14.
In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value.  ASU 2015-11 does not apply to inventory measured using the last-in, first-out method.  The Company is required to adopt ASU 2015-11 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption will be permitted. The Company does not believe adoption of ASU 2015-11 will have a material effect on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-02.
In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is required to adopt ASU 2016-09 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 using both a retrospective and prospective basis dependent upon the nature of the subtopic. Early adoption is permitted including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-09.

In July 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company is required to adopt ASU 2016-13 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2018. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. The Company is currently evaluating the impact of adoption.
3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	June 26, 2016	December 31, 2015	June 28, 2015
Available-for-sale: Corporate bonds	$5,070	$45,192	$52,516
Trading securities: Mutual funds	37,651	36,256	37,698
	$42,721	$81,448	$90,214
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first half of 2016 and 2015, the Company recognized gross unrealized losses of approximately $122,000 and $310,000, respectively, or $77,000 and $195,000 net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that come due over the next 10 months.
The Company's trading securities relate to investments held by the Company to fund certain deferred compensation obligations. The trading securities are carried at fair value with gains and losses recorded in net income, and investments are included in other long-term assets on the consolidated balance sheets.
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	June 26, 2016	December 31, 2015	June 28, 2015
Components at the lower of FIFO cost or market
Raw materials and work in process	$134,702	$161,704	$137,151
Motorcycle finished goods	152,035	327,952	186,326
Parts and accessories and general merchandise	133,727	145,519	121,469
Inventory at lower of FIFO cost or market	420,464	635,175	444,946
Excess of FIFO over LIFO cost	(49,268)	(49,268)	(49,902)
	$371,196	$585,907	$395,044

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$530,920	$569,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	100,956	93,640
Amortization of deferred loan origination costs	43,555	47,524
Amortization of financing origination fees	5,146	4,820
Provision for employee long-term benefits	18,405	24,635
Employee benefit plan contributions and payments	(35,189)	(12,725)
Stock compensation expense	15,797	16,734
Net change in wholesale finance receivables related to sales	(442,254)	(418,969)
Provision for credit losses	60,584	41,422
Gain on off-balance sheet securitization	(9,269)	—
Pension plan settlement expense	600	—
Deferred income taxes	(3,548)	(1,195)
Foreign currency adjustments	(7,966)	11,041
Other, net	(12,542)	(1,964)
Changes in current assets and liabilities:
Accounts receivable, net	(55,109)	(43,309)
Finance receivables—accrued interest and other	(125)	(270)
Inventories	225,586	38,012
Accounts payable and accrued liabilities	53,790	232,357
Derivative instruments	(1,474)	1,185
Other	(31,573)	11,342
Total adjustments	(74,630)	44,280
Net cash provided by operating activities	$456,290	$613,944
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
As noted above, in conjunction with the acquisition of certain assets and assumption of certain liabilities of Deeley Imports, the Company recorded goodwill of $28.6 million, all of which the Company believes is tax deductible, and intangible assets with an initial fair value of $20.8 million. Of the total intangible assets acquired, $13.3 million was assigned to reacquired distribution rights with a useful life of two years and $7.5 million was assigned to customer relationships with a useful life of twenty years. The Company agreed to reimburse Deeley Imports for certain severance costs associated with the Transaction, resulting in $3.3 million of expense included in selling, administrative and engineering expense in the third quarter of 2015. The Company did not acquire any cash as part of the Transaction.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the Motorcycles segment were as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Balance, beginning of period	54,585	25,632	$54,182	$27,752
Currency translations	(43)	473	360	(1,647)
Balance, end of period	54,542	26,105	$54,542	$26,105
The Motorcycles segment intangible assets consisted of the following (in thousands):

	June 26, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Other intangible assets
Reacquired distribution rights	$13,501	$(6,188)	$7,313	2
Customer relationships	7,617	(349)	7,268	20
Total other intangible assets	$21,118	$(6,537)	$14,581
	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Other intangible assets
Reacquired distribution rights	$12,614	$(2,628)	$9,986	2
Customer relationships	7,116	(148)	6,968	20
Total other intangible assets	$19,730	$(2,776)	$16,954
Intangible assets other than goodwill are included in other long-term assets on the Company's consolidated balance sheets. The gross carrying amounts differ from the acquisition date amounts due to changes in foreign currency exchange rates.

Amortization expense of other intangible assets for the three and six months ended June 26, 2016, was $1.8 million and $3.5 million, respectively. The Company estimates future amortization to be approximately as follows (in thousands):

Estimated Amortization
2016 (remaining 6 months)	$3,588
2017	4,346
2018	384
2019	384
2020	384
2021	384
Thereafter	5,111
$14,581
The Financial Services segment did not have a goodwill or intangible assets balance at June 26, 2016, December 31, 2015 and June 28, 2015.
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
Finance receivables, net, consisted of the following (in thousands):

	June 26, 2016	December 31, 2015	June 28, 2015
Retail	$6,020,750	$5,991,471	$5,962,685
Wholesale	1,422,648	1,023,860	1,325,041
Total finance receivables	7,443,398	7,015,331	7,287,726
Allowance for credit losses	(161,353)	(147,178)	(139,231)
Finance receivables, net	$7,282,045	$6,868,153	$7,148,495
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 26, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$146,727	$9,457	$156,184
Provision for credit losses	24,563	(1,102)	23,461
Charge-offs	(26,460)	—	(26,460)
Recoveries	11,459	—	11,459
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$152,998	$8,355	$161,353

	Three months ended June 28, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$123,777	$9,043	$132,820
Provision for credit losses	16,890	(1,715)	15,175
Charge-offs	(21,003)	—	(21,003)
Recoveries	12,239	—	12,239
Balance, end of period	$131,903	$7,328	$139,231

	Six months ended June 26, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	60,087	497	60,584
Charge-offs	(66,104)	—	(66,104)
Recoveries	22,986	—	22,986
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$152,998	$8,355	$161,353

	Six months ended June 28, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	39,433	1,989	41,422
Charge-offs	(53,736)	—	(53,736)
Recoveries	24,181	—	24,181
Balance, end of period	$131,903	$7,328	$139,231

(a)	Related to the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 12 for additional information).
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	June 26, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	152,998	8,355	161,353
Total allowance for credit losses	$152,998	$8,355	$161,353
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,020,750	1,422,648	7,443,398
Total finance receivables	$6,020,750	$1,422,648	$7,443,398

	December 31, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	139,320	7,858	147,178
Total allowance for credit losses	$139,320	$7,858	$147,178
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,991,471	1,023,860	7,015,331
Total finance receivables	$5,991,471	$1,023,860	$7,015,331

	June 28, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	131,903	7,328	139,231
Total allowance for credit losses	$131,903	$7,328	$139,231
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,962,685	1,325,041	7,287,726
Total finance receivables	$5,962,685	$1,325,041	$7,287,726
There were no wholesale finance receivables at June 26, 2016, December 31, 2015, or June 28, 2015 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of June 26, 2016, December 31, 2015 and June 28, 2015, all retail finance receivables were accounted for as interest-earning receivables, of which $21.9 million, $32.8 million and $18.3 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at June 26, 2016, December 31, 2015 or June 28, 2015. At June 26, 2016, December 31, 2015 and June 28, 2015, $0.2 million, $0.1 million, and $0.2 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	June 26, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,852,659	$108,192	$37,961	$21,938	$168,091	$6,020,750
Wholesale	1,421,846	457	153	192	802	1,422,648
Total	$7,274,505	$108,649	$38,114	$22,130	$168,893	$7,443,398

	December 31, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,796,003	$118,996	$43,680	$32,792	$195,468	$5,991,471
Wholesale	1,022,365	888	530	77	1,495	1,023,860
Total	$6,818,368	$119,884	$44,210	$32,869	$196,963	$7,015,331

	June 28, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,819,279	$96,982	$28,150	$18,274	$143,406	$5,962,685
Wholesale	1,324,174	513	181	173	867	1,325,041
Total	$7,143,453	$97,495	$28,331	$18,447	$144,273	$7,287,726
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	June 26, 2016	December 31, 2015	June 28, 2015
Prime	$4,756,479	$4,777,448	$4,718,363
Sub-prime	1,264,271	1,214,023	1,244,322
Total	$6,020,750	$5,991,471	$5,962,685
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	June 26, 2016	December 31, 2015	June 28, 2015
Doubtful	$—	$5,169	$—
Substandard	19,637	21,774	7,739
Special Mention	4,334	6,271	15,343
Medium Risk	6,350	11,494	3,245
Low Risk	1,392,327	979,152	1,298,714
Total	$1,422,648	$1,023,860	$1,325,041
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 26, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$549,426	$392,800	$156,626	$—
Marketable securities	42,721	37,651	5,070	—
Derivatives	9,528	—	9,528	—
	$601,675	$430,451	$171,224	$—
Liabilities:
Derivatives	$1,605	$—	$1,605	$—

	December 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$555,910	$390,706	$165,204	$—
Marketable securities	81,448	36,256	45,192	—
Derivatives	16,235	—	16,235	—
	$653,593	$426,962	$226,631	$—
Liabilities:
Derivatives	$1,300	$—	$1,300	$—

	June 28, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,030,928	$558,660	$472,268	$—
Marketable securities	90,214	37,698	52,516	—
Derivatives	26,501	—	26,501	—
	$1,147,643	$596,358	$551,285	$—
Liabilities:
Derivatives	$986	$—	$986	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $15.3 million, $17.7 million and $13.1 million at June 26, 2016, December 31, 2015 and June 28, 2015, for which the fair value adjustment was $3.6 million, $8.6 million and $1.9 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

8. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, finance receivables, net, debt, foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	June 26, 2016		December 31, 2015		June 28, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$864,670	$864,670	$722,209	$722,209	$1,247,579	$1,247,579
Marketable securities	$42,721	$42,721	$81,448	$81,448	$90,214	$90,214
Derivatives	$9,528	$9,528	$16,235	$16,235	$26,501	$26,501
Finance receivables, net	$7,369,410	$7,282,045	$6,937,053	$6,868,153	$7,251,671	$7,148,495
Restricted cash	$92,650	$92,650	$110,642	$110,642	$162,211	$162,211
Liabilities:
Derivatives	$1,605	$1,605	$1,300	$1,300	$986	$986
Unsecured commercial paper	$1,020,487	$1,020,487	$1,201,380	$1,201,380	$114,983	$114,983
Asset-backed Canadian commercial paper conduit facility	$161,626	$161,626	$153,839	$153,839	$160,940	$160,940
Medium-term notes	$4,239,390	$4,063,297	$3,410,966	$3,316,949	$4,077,952	$3,923,638
Senior unsecured notes	$808,227	$740,982	$737,435	$740,653	$—	$—
Term asset-backed securitization debt	$1,080,416	$1,074,931	$1,455,776	$1,459,377	$2,016,232	$2,011,461
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

The fair value of the senior unsecured notes is estimated based upon rates available at the end of the period for debt with similar terms and remaining maturities. Fair value is calculated using Level 2 inputs.
The fair value of the debt related to on-balance sheet term asset-backed securitization transactions is estimated based on pricing available at the end of the period for transactions with similar terms and maturities. Fair value is calculated using Level 2 inputs.
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
The Company sells its products internationally, and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company utilizes foreign currency exchange contracts to mitigate the effects of the Euro, the Australian dollar, the Japanese yen, the Brazilian real, the Canadian dollar, and the Mexican peso. The Company utilizes foreign currency exchange contracts to mitigate the effects of these currencies’ fluctuations on earnings. The foreign currency exchange contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
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

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	June 26, 2016			December 31, 2015			June 28, 2015
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$542,788	$9,423	$1,358	$436,352	$16,167	$181	$367,309	$23,136	$—
Commodity contracts(c)	861	88	—	968	—	159	1,166	—	98
Treasury rate locks(c)	—	—	—	—	—	—	300,000	3,365	—
Total	$543,649	$9,511	$1,358	$437,320	$16,167	$340	$668,475	$26,501	$98
	June 26, 2016			December 31, 2015			June 28, 2015
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$4,298	$17	$247	$6,510	$68	$960	$8,218	$—	$888
	$4,298	$17	$247	$6,510	$68	$960	$8,218	$—	$888

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Six months ended
Cash Flow Hedges	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Foreign currency contracts	$8,017	$(4,458)	$(4,507)	$28,210
Commodity contracts	119	(3)	(73)	(123)
Treasury rate locks	—	3,365	—	3,365
Total	$8,136	$(1,096)	$(4,580)	$31,452

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Expected to be Reclassified
Cash Flow Hedges	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	Over the Next Twelve Months
Foreign currency contracts(a)	$3,551	$20,131	$4,407	$35,407	$7,824
Commodity contracts(a)	(104)	(125)	(319)	(439)	88
Treasury rate locks(b)	(90)	—	(181)	—	(362)
Total	$3,357	$20,006	$3,907	$34,968	$7,550

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in interest expense
For the three and six months ended June 26, 2016 and June 28, 2015, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Six months ended
Derivatives Not Designated As Hedges	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Commodity contracts(a)	$67	$14	$(224)	$(526)
Total	$67	$14	$(224)	$(526)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
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
10. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended June 26, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(46,151)	$(1,139)	$(2,466)	$(553,582)	$(603,338)
Other comprehensive income (loss) before reclassifications	2,516	(51)	8,136	—	10,601
Income tax	112	19	(3,014)	—	(2,883)
Net other comprehensive income (loss) before reclassifications	2,628	(32)	5,122	—	7,718
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(3,551)	—	(3,551)
Realized (gains) losses - commodities contracts(a)	—	—	104	—	104
Realized (gains) losses - treasury rate lock(c)	—	—	90	—	90
Prior service credits(b)	—	—	—	(446)	(446)
Actuarial losses(b)	—	—	—	12,472	12,472
Total reclassifications before tax	—	—	(3,357)	12,026	8,669
Income tax expense (benefit)	—	—	1,244	(4,454)	(3,210)
Net reclassifications	—	—	(2,113)	7,572	5,459
Other comprehensive income (loss)	2,628	(32)	3,009	7,572	13,177
Balance, end of period	$(43,523)	$(1,171)	$543	$(546,010)	$(590,161)

	Three months ended June 28, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(30,503)	$(767)	$30,114	$(521,005)	$(522,161)
Other comprehensive income (loss) before reclassifications	5,040	(204)	(1,096)	—	3,740
Income tax	(789)	76	406	—	(307)
Net other comprehensive income (loss) before reclassifications	4,251	(128)	(690)	—	3,433
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(20,131)	—	(20,131)
Realized (gains) losses - commodities contracts(a)	—	—	125	—	125
Prior service credits(b)	—	—	—	(695)	(695)
Actuarial losses(b)	—	—	—	14,670	14,670
Total reclassifications before tax	—	—	(20,006)	13,975	(6,031)
Income tax expense (benefit)	—	—	7,410	(5,177)	2,233
Net reclassifications	—	—	(12,596)	8,798	(3,798)
Other comprehensive income (loss)	4,251	(128)	(13,286)	8,798	(365)
Balance, end of period	$(26,252)	$(895)	$16,828	$(512,207)	$(522,526)

	Six months ended June 26, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive income (loss) before reclassifications	17,087	(122)	(4,580)	—	12,385
Income tax	(1,766)	45	1,696	—	(25)
Net other comprehensive income (loss) before reclassifications	15,321	(77)	(2,884)	—	12,360
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(4,407)	—	(4,407)
Realized (gains) losses - commodities contracts(a)	—	—	319	—	319
Realized (gains) losses - treasury rate lock(c)	—	—	181	—	181
Prior service credits(b)	—	—	—	(892)	(892)
Actuarial losses(b)	—	—	—	24,944	24,944
Total reclassifications before tax	—	—	(3,907)	24,052	20,145
Income tax expense (benefit)	—	—	1,448	(8,909)	(7,461)
Net reclassifications	—	—	(2,459)	15,143	12,684
Other comprehensive income (loss)	15,321	(77)	(5,343)	15,143	25,044
Balance, end of period	$(43,523)	$(1,171)	$543	$(546,010)	$(590,161)

	Six months ended June 28, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(24,951)	(310)	31,452	—	6,191
Income tax	2,181	115	(11,650)	—	(9,354)
Net other comprehensive (loss) income before reclassifications	(22,770)	(195)	19,802	—	(3,163)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(35,407)	—	(35,407)
Realized (gains) losses - commodities contracts(a)	—	—	439	—	439
Prior service credits(b)	—	—	—	(1,390)	(1,390)
Actuarial losses(b)	—	—	—	29,340	29,340
Total reclassifications before tax	—	—	(34,968)	27,950	(7,018)
Income tax expense (benefit)	—	—	12,952	(10,354)	2,598
Net reclassifications	—	—	(22,016)	17,596	(4,420)
Other comprehensive (loss) income	(22,770)	(195)	(2,214)	17,596	(7,583)
Balance, end of period	$(26,252)	$(895)	$16,828	$(512,207)	$(522,526)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified are included in the computation of net periodic period cost. See Note 16 for information related to pension and postretirement benefit plans.

(c)	Amounts reclassified to net income are included in interest expense.
11. Debt
Debt with a contractual term less than one year is generally classified as short-term debt and consisted of the following (in thousands):

	June 26, 2016	December 31, 2015	June 28, 2015
Unsecured commercial paper	$1,020,487	$1,201,380	$114,983
Total short-term debt	$1,020,487	$1,201,380	$114,983

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	June 26, 2016	December 31, 2015	June 28, 2015
Secured debt
Asset-backed Canadian commercial paper conduit facility	$161,626	$153,839	$160,940
Term asset-backed securitization debt	1,077,317	1,463,154	2,017,079
Less: unamortized discount and debt issuance costs	(2,386)	(3,777)	(5,618)
Total secured debt	1,236,557	1,613,216	2,172,401

Unsecured notes
1.15% Medium-term notes due in 2015 par value	—	—	600,000
3.88% Medium-term notes due in 2016 par value	—	450,000	450,000
2.70% Medium-term notes due in 2017 par value	400,000	400,000	400,000
1.55% Medium-term notes due in 2017 par value	400,000	400,000	400,000
6.80% Medium-term notes due in 2018 par value	878,708	878,708	887,958
2.40% Medium-term notes due in 2019 par value	600,000	600,000	600,000
2.25% Medium-term notes due in 2019 par value	600,000	—	—
2.15% Medium-term notes due in 2020 par value	600,000	600,000	600,000
2.85% Medium-term notes due in 2021 par value	600,000	—	—
3.50% Senior unsecured notes due in 2025 par value	450,000	450,000	—
4.625% Senior unsecured notes due in 2045 par value	300,000	300,000	—
Less: unamortized discount and debt issuance costs	(24,429)	(21,106)	(14,320)
Gross long-term debt	6,040,836	5,670,818	6,096,039
Less: current portion of long-term debt, net of unamortized discount and issuance costs	(732,773)	(838,349)	(1,544,956)
Total long-term debt	$5,308,063	$4,832,469	$4,551,083
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
12. Asset-Backed Financing
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing. The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE.
In transactions where the Company has power over the significant activities of the VIE and has an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE, the Company is the primary beneficiary of the VIE and consolidates the VIE within its consolidated financial statements. On a consolidated basis, the asset-backed financing is treated as a secured borrowing in this type of transaction and is referred to as an on-balance sheet asset-backed financing.
In transactions where the Company is not the primary beneficiary of the VIE, the Company must determine whether it can achieve a sale for accounting purposes under ASC Topic 860, "Transfers and Servicing". To achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond the Company’s control. If the Company does not meet all these criteria for sale accounting, then the transaction is accounted for as a secured borrowing and is referred to as an on-balance sheet asset-backed financing.

If the Company meets all three of the sale criteria above, the transaction is recorded as a sale for accounting purposes and is referred to as an off-balance sheet asset-backed financing. Upon sale, the retail motorcycle finance receivables are removed from the Company’s balance sheet and a gain or loss is recognized for the difference between the cash proceeds received, the assets derecognized, and the liabilities recognized as part of the transaction. The gain or loss on sale is included in Financial Services revenue in the Consolidated Statement of Income.
The Company is not required, and does not currently intend, to provide any additional financial support to the on or off-balance sheet VIEs associated with these transactions. Investors and creditors in these transactions only have recourse to the assets held by the VIEs.
The Company adopted ASU No. 2015-03 and ASU No. 2015-15 on January 1, 2016. Upon adoption, the Company reclassified debt issuance costs, other than debt issuance costs related to line of credit arrangements (including the asset-backed commercial paper programs), from other assets to debt on the balance sheet. Refer to Note 2 for further discussion of newly adopted ASUs.

The following table shows the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	June 26, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,173,527	$(30,431)	$79,475	$2,825	$1,225,396	$1,074,931
Asset-backed U.S. commercial paper conduit facility	—	—	—	222	222	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	177,360	(3,620)	13,175	332	187,247	161,626
Total on-balance sheet assets and liabilities	$1,350,887	$(34,051)	$92,650	$3,379	$1,412,865	$1,236,557

	December 31, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,611,624	$(37,937)	$100,151	$4,383	$1,678,221	$1,459,377
Asset-backed U.S. commercial paper conduit facility	—	—	—	323	323	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	170,708	(3,061)	10,491	393	178,531	153,839
Total on-balance sheet assets and liabilities	$1,782,332	$(40,998)	$110,642	$5,099	$1,857,075	$1,613,216

	June 28, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$2,199,018	$(49,400)	$149,418	$2,857	$2,301,893	$2,011,461
Asset-backed U.S. commercial paper conduit facility	—	—	—	210	210	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	176,730	(2,657)	12,793	340	187,206	160,940
Total on-balance sheet assets and liabilities	$2,375,748	$(52,057)	$162,211	$3,407	$2,489,309	$2,172,401
On-Balance Sheet Term Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet term asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the term asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the term asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2016 to 2022.
The Company is the primary beneficiary of its on-balance sheet term asset-backed securitization VIEs because it retains servicing rights and a residual interest in the VIEs in the form of a debt security. As the servicer, the Company is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As a residual interest holder, the Company has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
There were no on-balance sheet term asset-backed securitization transactions during the first and second quarters of 2016. During the first and second quarters of 2015, the Company issued $700.0 million and $500.0 million ($697.6 million and $498.1 million net of discount and issuance costs), respectively, of secured notes through on-balance sheet term asset-backed securitization transactions.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE
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
The Company is the primary beneficiary of its U.S. Conduit VIE because it retains servicing rights and a residual interest in the VIEs in the form of a debt security. As the servicer, the Company is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As a residual interest holder, the Company has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
The VIE had no borrowings outstanding under the U.S. Conduit at June 26, 2016, December 31, 2015 or June 28, 2015; therefore, assets that the U.S. Conduit holds are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2015, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$240.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 26, 2016, the Canadian Conduit had an expiration date of June 30, 2016. The Canadian Conduit was renewed on June 30, 2016 with similar terms and for the same amount with an expiration date of June 30, 2017.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company doesn’t consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore doesn’t meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $25.6 million at June 26, 2016. The maximum exposure is not an indication of the Company's expected loss exposure.

The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2016		2015
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,600	$5,800	$19,200	$16,800
Second quarter	$31,400	$27,500	$26,800	$23,400
Off-Balance Sheet Asset-Backed Securitization VIE
During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet term asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the term asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
The Company is not the primary beneficiary of the off-balance sheet asset-backed securitization VIE because it only retained servicing rights and does not have the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. Accordingly, this transaction met the accounting sale requirements under ASC Topic 860 and was recorded as a sale for accounting purposes. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain was recognized for the difference between the cash proceeds received, the assets derecognized and the liabilities recognized as part of the transaction. The gain on sale was included in financial services revenue in the Consolidated Statement of Income.
At June 26, 2016, the assets of this off-balance sheet asset-backed securitization VIE were $292.2 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at June 26, 2016. This is based on the unlikely event that that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financing, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and, consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.3 million during the six months ended June 26, 2016.
The current unpaid principal balance of serviced retail motorcycle finance receivables was as follows (in thousands):

	June 26, 2016	December 31, 2015	June 28, 2015
On-balance sheet retail motorcycle finance receivables	$5,872,668	$5,843,352	$5,799,682
Off-balance sheet retail motorcycle finance receivables	292,176	—	—
Total serviced retail motorcycle finance receivables	$6,164,844	$5,843,352	$5,799,682

The balance of serviced finance receivables 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	June 26, 2016	December 31, 2015	June 28, 2015
On-balance sheet retail motorcycle finance receivables	$168,091	$195,468	$143,406
Off-balance sheet retail motorcycle finance receivables	460	—	—
Total serviced retail motorcycle finance receivables	$168,551	$195,468	$143,406
Credit losses, net of recoveries for the serviced finance receivables were as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
On-balance sheet retail motorcycle finance receivables	$15,001	$8,764	$43,118	$29,555
Off-balance sheet retail motorcycle finance receivables	15	—	15	—
Total serviced retail motorcycle finance receivables	$15,016	$8,764	$43,133	$29,555

13. Income Taxes
The Company’s 2016 income tax rate for the six months ended June 26, 2016 was 32.7% compared to 34.9% for the same period last year. The year-to-date tax provision for income taxes included a discrete benefit of $14.6 million associated with the release of a portion of the Company's liability for unrecognized tax benefits following the closure of various audits during the second quarter of 2016.
14. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company currently provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company provides a one-year warranty for Parts & Accessories (P&A). The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company maintains reserves for future warranty claims using an estimated cost, which is based primarily on historical Company claim information maintained by the Company. Additionally, the Company has from time to time initiated voluntary recall campaigns. The Company reserves for all estimated costs associated with recalls in the period that management approves and commits to the recall.
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Balance, beginning of period	$74,836	$71,073	$74,217	$69,250
Warranties issued during the period	20,202	21,843	38,214	36,954
Settlements made during the period	(22,679)	(23,554)	(40,842)	(37,119)
Recalls and changes to pre-existing warranty liabilities	10,121	14,054	10,891	14,331
Balance, end of period	$82,480	$83,416	$82,480	$83,416
The liability for recall campaigns was $14.3 million, $10.2 million and $16.6 million as of June 26, 2016, December 31, 2015 and June 28, 2015, respectively.

15. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Numerator:
Net income used in computing basic and diluted earnings per share	$280,431	$299,810	$530,920	$569,664
Denominator:
Denominator for basic earnings per share - weighted-average common shares	180,587	207,650	181,976	209,115
Effect of dilutive securities - employee stock compensation plan	752	940	764	1,050
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	181,339	208,590	182,740	210,165
Earnings per common share:
Basic	$1.55	$1.44	$2.92	$2.72
Diluted	$1.55	$1.44	$2.91	$2.71
Outstanding options to purchase 1.5 million and 1.0 million shares of common stock for the three months ended June 26, 2016 and June 28, 2015, respectively, and 1.7 million and 0.8 million shares of common stock for the six months ended June 26, 2016 and June 28, 2015, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six month periods ended June 26, 2016 and June 28, 2015, respectively.

16. Employee Benefit Plans
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

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Pension and SERPA Benefits
Service cost	$8,359	$10,010	$16,718	$20,020
Interest cost	22,707	21,836	45,414	43,672
Expected return on plan assets	(36,445)	(36,232)	(72,890)	(72,465)
Amortization of unrecognized:
Prior service cost	255	109	510	218
Net loss	11,588	13,677	23,176	27,354
Settlement loss	300	—	600	—
Net periodic benefit cost	$6,764	$9,400	$13,528	$18,799
Postretirement Healthcare Benefits
Service cost	$1,870	$2,065	$3,740	$4,130
Interest cost	3,704	3,541	7,408	7,082
Expected return on plan assets	(3,017)	(2,877)	(6,034)	(5,754)
Amortization of unrecognized:
Prior service credit	(701)	(804)	(1,402)	(1,608)
Net loss	884	993	1,768	1,986
Net periodic benefit cost	$2,740	$2,918	$5,480	$5,836
During the first half of 2016, the Company voluntarily contributed $25.0 million in cash to further fund its qualified pension plan. There are no required or planned contributions to the qualified pension plan for the remainder of 2016. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
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

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Motorcycles net revenue	$1,670,113	$1,650,783	$3,246,723	$3,161,353
Gross profit	607,558	647,214	1,197,838	1,237,489
Selling, administrative and engineering expense	284,809	266,611	542,632	511,432
Operating income from Motorcycles	322,749	380,603	655,206	726,057
Financial Services revenue	190,964	173,609	364,322	335,984
Financial Services expense	101,391	91,696	218,378	189,407
Operating income from Financial Services	89,573	81,913	145,944	146,577
Operating income	$412,322	$462,516	$801,150	$872,634

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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is probable that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine and/or other relief or a negotiated resolution with the EPA that will involve a fine and/or other relief. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet. Based on the status of discussions with the EPA, the Company believes resolution of this matter will not have a material adverse effect on its business or financial condition.
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
National Highway Traffic Safety Administration Matters:
On July 8, 2016, the National Highway Traffic Safety Administration (NHTSA) announced that it will investigate certain of the Company's model-year 2008-2011 motorcycles equipped with anti-lock braking systems (ABS).  NHTSA’s investigation is in response to rider complaints related to brake failures.  NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore.  The Company does not believe that a loss related to this matter is probable and no reserve has been established.  However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company.  Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.

19. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Three months ended June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,673,379	$—	$(3,266)	$1,670,113
Financial Services	—	191,935	(971)	190,964
Total revenue	1,673,379	191,935	(4,237)	1,861,077
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,062,555	—	—	1,062,555
Financial Services interest expense	—	42,895	—	42,895
Financial Services provision for credit losses	—	23,461	—	23,461
Selling, administrative and engineering expense	285,367	38,301	(3,824)	319,844
Total costs and expenses	1,347,922	104,657	(3,824)	1,448,755
Operating income	325,457	87,278	(413)	412,322
Investment income	43,688	—	(43,000)	688
Interest expense	7,094	—	—	7,094
Income before provision for income taxes	362,051	87,278	(43,413)	405,916
Provision for income taxes	93,788	31,697	—	125,485
Net income	$268,263	$55,581	$(43,413)	$280,431
	Six months ended June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,252,018	$—	$(5,295)	$3,246,723
Financial Services	—	365,456	(1,134)	364,322
Total revenue	3,252,018	365,456	(6,429)	3,611,045
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,048,885	—	—	2,048,885
Financial Services interest expense	—	88,814	—	88,814
Financial Services provision for credit losses	—	60,584	—	60,584
Selling, administrative and engineering expense	543,598	74,275	(6,261)	611,612
Total costs and expenses	2,592,483	223,673	(6,261)	2,809,895
Operating income	659,535	141,783	(168)	801,150
Investment income	184,454	—	(183,000)	1,454
Interest expense	14,262	—	—	14,262
Income before provision for income taxes	829,727	141,783	(183,168)	788,342
Provision for income taxes	204,361	53,061	—	257,422
Net income	$625,366	$88,722	$(183,168)	$530,920

	Three months ended June 28, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,653,759	$—	$(2,976)	$1,650,783
Financial Services	—	174,147	(538)	173,609
Total revenue	1,653,759	174,147	(3,514)	1,824,392
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,003,569	—	—	1,003,569
Financial Services interest expense	—	41,188	—	41,188
Financial Services provision for credit losses	—	15,175	—	15,175
Selling, administrative and engineering expense	267,149	38,309	(3,514)	301,944
Total costs and expenses	1,270,718	94,672	(3,514)	1,361,876
Operating income	383,041	79,475	—	462,516
Investment income	1,450	—	—	1,450
Interest expense	9	—	—	9
Income before provision for income taxes	384,482	79,475	—	463,957
Provision for income taxes	134,633	29,514	—	164,147
Net income	$249,849	$49,961	$—	$299,810
	Six months ended June 28, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,166,641	$—	$(5,288)	$3,161,353
Financial Services	—	336,837	(853)	335,984
Total revenue	3,166,641	336,837	(6,141)	3,497,337
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,923,864	—	—	1,923,864
Financial Services interest expense	—	79,724	—	79,724
Financial Services provision for credit losses	—	41,422	—	41,422
Selling, administrative and engineering expense	512,284	73,550	(6,141)	579,693
Total costs and expenses	2,436,148	194,696	(6,141)	2,624,703
Operating income	730,493	142,141	—	872,634
Investment income	102,772	—	(100,000)	2,772
Interest expense	18	—	—	18
Income before provision for income taxes	833,247	142,141	(100,000)	875,388
Provision for income taxes	256,149	49,575	—	305,724
Net income	$577,098	$92,566	$(100,000)	$569,664

	June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$445,662	$419,008	$—	$864,670
Marketable securities	5,070	—	—	5,070
Accounts receivable, net	816,439	—	(504,483)	311,956
Finance receivables, net	—	2,457,974	—	2,457,974
Inventories	371,196	—	—	371,196
Restricted cash	—	78,078	—	78,078
Deferred income taxes	60,497	55,717	—	116,214
Other current assets	124,923	38,203	(9,260)	153,866
Total current assets	1,823,787	3,048,980	(513,743)	4,359,024
Finance receivables, net	—	4,824,071	—	4,824,071
Property, plant and equipment, net	916,388	34,921	—	951,309
Goodwill	54,542	—	—	54,542
Deferred income taxes	76,194	8,555	(1,702)	83,047
Other long-term assets	133,540	24,744	(81,837)	76,447
	$3,004,451	$7,941,271	$(597,282)	$10,348,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,380	$538,799	$(504,483)	$273,696
Accrued liabilities	397,645	97,150	(8,984)	485,811
Short-term debt	—	1,020,487	—	1,020,487
Current portion of long-term debt, net	—	732,773	—	732,773
Total current liabilities	637,025	2,389,209	(513,467)	2,512,767
Long-term debt, net	740,982	4,567,081	—	5,308,063
Pension liability	129,465	—	—	129,465
Postretirement healthcare benefits	188,846	—	—	188,846
Other long-term liabilities	157,835	27,621	2,836	188,292
Shareholders’ equity	1,150,298	957,360	(86,651)	2,021,007
	$3,004,451	$7,941,271	$(597,282)	$10,348,440

	December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$400,443	$321,766	$—	$722,209
Marketable securities	45,192	—	—	45,192
Accounts receivable, net	390,799	—	(143,394)	247,405
Finance receivables, net	—	2,053,582	—	2,053,582
Inventories	585,907	—	—	585,907
Restricted cash	—	88,267	—	88,267
Deferred income taxes	56,319	46,450	—	102,769
Other current assets	90,824	43,807	(2,079)	132,552
Total current assets	1,569,484	2,553,872	(145,473)	3,977,883
Finance receivables, net	—	4,814,571	—	4,814,571
Property, plant and equipment, net	906,972	35,446	—	942,418
Goodwill	54,182	—	—	54,182
Deferred income taxes	86,075	15,681	(2,142)	99,614
Other long-term assets	133,753	31,158	(80,602)	84,309
	$2,750,466	$7,450,728	$(228,217)	$9,972,977
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,050	$158,958	$(143,394)	$235,614
Accrued liabilities	387,137	89,048	(4,221)	471,964
Short-term debt	—	1,201,380	—	1,201,380
Current portion of long-term debt	—	838,349	—	838,349
Total current liabilities	607,187	2,287,735	(147,615)	2,747,307
Long-term debt	740,653	4,091,816	—	4,832,469
Pension liability	164,888	—	—	164,888
Postretirement healthcare benefits	193,659	—	—	193,659
Other long-term liabilities	166,440	28,560	—	195,000
Shareholders’ equity	877,639	1,042,617	(80,602)	1,839,654
	$2,750,466	$7,450,728	$(228,217)	$9,972,977

	June 28, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$828,289	$419,290	$—	$1,247,579
Marketable securities	52,516	—	—	52,516
Accounts receivable, net	743,341	—	(465,772)	277,569
Finance receivables, net	—	2,331,723	—	2,331,723
Inventories	395,044	—	—	395,044
Restricted cash	—	136,760	—	136,760
Deferred income taxes	51,667	43,111	—	94,778
Other current assets	126,856	34,029	(6,876)	154,009
Total current assets	2,197,713	2,964,913	(472,648)	4,689,978
Finance receivables, net	—	4,816,772	—	4,816,772
Property, plant and equipment, net	841,361	31,646	—	873,007
Goodwill	26,105	—	—	26,105
Deferred income taxes	57,587	10,861	(1,693)	66,755
Other long-term assets	121,264	34,576	(79,263)	76,577
	$3,244,030	$7,858,768	$(553,604)	$10,549,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306,335	$567,073	$(465,772)	$407,636
Accrued liabilities	369,467	87,839	(8,569)	448,737
Short-term debt	—	114,983	—	114,983
Current portion of long-term debt	—	1,544,956	—	1,544,956
Total current liabilities	675,802	2,314,851	(474,341)	2,516,312
Long-term debt	—	4,551,083	—	4,551,083
Pension liability	66,786	—	—	66,786
Postretirement healthcare liability	196,369	—	—	196,369
Other long-term liabilities	168,043	26,974	—	195,017
Shareholders’ equity	2,137,030	965,860	(79,263)	3,023,627
	$3,244,030	$7,858,768	$(553,604)	$10,549,194

	Six months ended June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$625,366	$88,722	$(183,168)	$530,920
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of intangibles	97,025	3,931	—	100,956
Amortization of deferred loan origination costs	—	43,555	—	43,555
Amortization of financing origination fees	330	4,816	—	5,146
Provision for employee long-term benefits	18,405	—	—	18,405
Employee benefit plan contributions and payments	(35,189)	—	—	(35,189)
Stock compensation expense	14,562	1,235	—	15,797
Net change in wholesale finance receivables related to sales	—	—	(442,254)	(442,254)
Provision for credit losses	—	60,584	—	60,584
Gain on off-balance sheet securitization	—	(9,269)	—	(9,269)
Pension plan settlement expense	600	—	—	600
Deferred income taxes	798	(3,906)	(440)	(3,548)
Foreign currency adjustments	(7,966)	—	—	(7,966)
Other, net	(12,539)	(171)	168	(12,542)
Change in current assets and current liabilities:
Accounts receivable, net	(416,198)	—	361,089	(55,109)
Finance receivables—accrued interest and other	—	(125)	—	(125)
Inventories	225,586	—	—	225,586
Accounts payable and accrued liabilities	23,420	385,992	(355,622)	53,790
Derivative instruments	(1,474)	—	—	(1,474)
Other	(33,237)	1,664	—	(31,573)
Total adjustments	(125,877)	488,306	(437,059)	(74,630)
Net cash provided by operating activities	499,489	577,028	(620,227)	456,290

	Six months ended June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(104,125)	(3,406)	—	(107,531)
Origination of finance receivables	—	(4,507,717)	2,516,333	(1,991,384)
Collections of finance receivables	—	3,709,319	(2,079,106)	1,630,213
Proceeds from finance receivables sold	—	312,571	—	312,571
Sales and redemptions of marketable securities	40,000	—	—	40,000
Other	166	—	—	166
Net cash used by investing activities	(63,959)	(489,233)	437,227	(115,965)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(450,000)	—	(450,000)
Repayments of securitization debt	—	(385,837)	—	(385,837)
Net decrease in credit facilities and unsecured commercial paper	—	(181,259)	—	(181,259)
Borrowings of asset-backed commercial paper	—	33,428	—	33,428
Repayments of asset-backed commercial paper	—	(34,989)	—	(34,989)
Net change in restricted cash	—	17,992	—	17,992
Dividends paid	(127,800)	(183,000)	183,000	(127,800)
Purchase of common stock for treasury	(269,411)	—	—	(269,411)
Excess tax benefits from share-based payments	331	—	—	331
Issuance of common stock under employee stock option plans	2,367	—	—	2,367
Net cash (used by) provided by financing activities	(394,513)	9,731	183,000	(201,782)
Effect of exchange rate changes on cash and cash equivalents	4,202	(284)	—	3,918
Net increase in cash and cash equivalents	$45,219	$97,242	$—	$142,461
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$400,443	$321,766	$—	$722,209
Net increase in cash and cash equivalents	45,219	97,242	—	142,461
Cash and cash equivalents—end of period	$445,662	$419,008	$—	$864,670

	Six months ended June 28, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$577,098	$92,566	$(100,000)	$569,664
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of intangibles	88,996	4,644	—	93,640
Amortization of deferred loan origination costs	—	47,524	—	47,524
Amortization of financing origination fees	—	4,820	—	4,820
Provision for employee long-term benefits	24,635	—	—	24,635
Employee benefit plan contributions and payments	(12,725)	—	—	(12,725)
Stock compensation expense	15,415	1,319	—	16,734
Net change in wholesale finance receivables related to sales	—	—	(418,969)	(418,969)
Provision for credit losses	—	41,422	—	41,422
Deferred income taxes	5,832	(7,027)	—	(1,195)
Foreign currency adjustments	11,041	—	—	11,041
Other, net	(2,671)	707	—	(1,964)
Change in current assets and current liabilities:
Accounts receivable, net	(347,967)	—	304,658	(43,309)
Finance receivables—accrued interest and other	—	(270)	—	(270)
Inventories	38,012	—	—	38,012
Accounts payable and accrued liabilities	144,784	385,999	(298,426)	232,357
Derivative instruments	1,185	—	—	1,185
Other	9,625	1,717	—	11,342
Total adjustments	(23,838)	480,855	(412,737)	44,280
Net cash provided by operating activities	553,260	573,421	(512,737)	613,944

	Six months ended June 28, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(83,282)	(1,898)	—	(85,180)
Origination of finance receivables	—	(4,526,313)	2,549,750	(1,976,563)
Collections of finance receivables	—	3,707,444	(2,137,013)	1,570,431
Sales and redemptions of marketable securities	4,500	—	—	4,500
Other	5,111	—	—	5,111
Net cash used by investing activities	(73,671)	(820,767)	412,737	(481,701)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	1,195,668	—	1,195,668
Repayments of securitization debt	—	(454,332)	—	(454,332)
Net decrease in credit facilities and unsecured commercial paper	—	(616,586)	—	(616,586)
Borrowings of asset-backed commercial paper	—	40,209	—	40,209
Repayments of asset-backed commercial paper	—	(35,730)	—	(35,730)
Net change in restricted cash	—	(40,159)	—	(40,159)
Dividends paid	(129,745)	(100,000)	100,000	(129,745)
Purchase of common stock for treasury	(358,425)	—	—	(358,425)
Excess tax benefits from share-based payments	2,401	—	—	2,401
Issuance of common stock under employee stock option plans	15,664	—	—	15,664
Net cash (used by) provided by financing activities	(220,105)	334,456	100,000	214,351
Effect of exchange rate changes on cash and cash equivalents	(5,090)	(605)	—	(5,695)
Net increase in cash and cash equivalents	$254,394	$86,505	$—	$340,899
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$573,895	$332,785	$—	$906,680
Net increase in cash and cash equivalents	254,394	86,505	—	340,899
Cash and cash equivalents—end of period	$828,289	$419,290	$—	$1,247,579

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
Overview
The Company’s net income was $280.4 million, or $1.55 per diluted share, for the second quarter of 2016 compared to $299.8 million, or $1.44 per diluted share, in the second quarter of 2015. Operating income from Motorcycles decreased $57.9 million or 15.2% compared to last year’s second quarter. The favorable impact of higher motorcycle shipments in the second quarter of 2016 was more than offset by unfavorable product mix, adverse foreign currency exchange impacts, higher manufacturing costs and higher selling, administrative and engineering expenses. Operating income from Financial Services in the second quarter of 2016 was $89.6 million, up 9.4% compared to $81.9 million in the year-ago quarter driven in part by a gain related to the sale of retail finance receivables.
Worldwide retail sales of new Harley-Davidson motorcycles were down 1.9% compared to the second quarter of 2015. During the second quarter of 2016, independent dealer retail sales of new Harley-Davidson motorcycles were 5.2% lower in the U.S. behind weak industry sales while retail sales in international markets were up 4.3% compared to the prior year second quarter. While the Company expected the U.S. motorcycle industry to be down in the first half of 2016, given the strong industry growth in 2015 along with the continued weakness in oil-dependent areas, it did not expect the extent to which it was down. Although the Company's U.S. market share gains helped offset the full impact of the weak U.S. market, the lower industry sales have had an impact on the Company's results and forward expectations. As a result, the Company has taken the prudent step to lower expected 2016 wholesale motorcycle shipments. This is largely due to what the Company believes will be continued pressure on industry growth in the U.S., coupled with caution as it considers the potential impact of global macro-economic uncertainty. The Company remains steadfast in its commitment to keep supply in line with demand to protect the premium nature of its brand, and it believes these steps will help ensure U.S. dealer inventory is appropriate by year end to support the expected sales environment.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of July 28, 2016 and the remaining forward looking statements in this report are only made as of the date of the filing of this report (August 4, 2016) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On July 28, 2016, the Company provided the following information concerning its expectations for the remainder of 2016:
The Company stated its expectation to ship 264,000 to 269,000 Harley-Davidson motorcycles to dealers in 2016, approximately down 1% to up 1% compared to 2015. The Company's previous guidance was 269,000 to 274,000 motorcycles. In addition, the Company announced that its full-year shipment estimate included expected shipments of 48,500 to 53,500 motorcycles in the third quarter of 2016 compared to 53,472 motorcycles shipped in the third quarter of 2015 which is approximately flat to down 9%. The lower third quarter 2016 shipment guidance is partially the result of shipping ahead of the third quarter 2016 ERP implementation in the second quarter of 2016.
The Company expects 2016 full-year operating margin percent for the Motorcycles segment to be between 15% and 16% compared to 16.5% in 2015. The Company's previous guidance was between 16% and 17%. The Company lowered its expectations due to lost absorption on actual and expected lower production, unfavorable shipment mix and higher manufacturing expense.
The Company continues to expect gross margin to be down in 2016 compared to 2015. The Company expects gross margin to be negatively impacted by unfavorable foreign currency exchange, unfavorable mix and higher manufacturing costs, including start-up costs associated with the implementation of its ERP system at its Kansas City manufacturing facility.
The Company continues to expect third quarter manufacturing cost to be unfavorable behind lower absorption and higher year-over-year start-up costs. Conversely, the Company expects fourth quarter manufacturing cost to be favorable compared to 2015. The Company believes that the increased manufacturing costs that it experienced in the first half of 2016 are largely temporary in nature and it does not expect the majority of these costs to recur in 2017.
The impact of foreign currency is dependent on exchange rates. If foreign currency exchange rates experienced recently remained constant throughout the remainder of 2016, which is a hypothetical expectation in what is a very volatile foreign currency exchange environment, the Company estimates the adverse impact to its expected Motorcycles segment full-year revenue from currency exchange rates would be slightly unfavorable on a year-over-year basis. Under this scenario, the Company would also expect an unfavorable year-over-year impact to gross margin of approximately $45 million, or approximately 0.8 percentage points.
The Company continues to expect its full-year selling, administrative and engineering expenses to be flat to up modestly from 2015, but lower as a percent of revenue. Selling, administrative and engineering expenses are expected to be higher than the prior year in the third quarter of 2016, due primarily to the timing of expenses which corresponds with the motorcycle selling season in its largest markets.
As previously disclosed, the Company is significantly increasing its investments to drive demand. For 2016, the Company expects to increase its investments in customer-facing marketing and new product development. These investments began in the first quarter and will continue throughout 2016 and consist of primarily selling, administrative and engineering expenses. The Company plans to offset these increased investments with reduced costs in other areas, following the reorganizations actions taken in the fourth quarter of 2015.
The Company continues to expect operating income for the Financial Services segment to be down modestly in 2016 as compared to 2015 as a result of a higher provision for credit losses and increased borrowing costs, partially offset by higher revenues.
The Company continues to estimate capital expenditures for 2016 to be between $255 million and $275 million. The Company anticipates it will have the ability to fund all capital expenditures in 2016 with cash flows generated by operations.
The Company expects its full-year 2016 effective income tax rate will be approximately 33%. The Company's previous guidance was approximately 34.5%. The 2015 effective tax rate was 34.6%.

Results of Operations for the Three Months Ended June 26, 2016
Compared to the Three Months Ended June 28, 2015
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 26, 2016	June 28, 2015	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$322,749	$380,603	$(57,854)	(15.2)%
Operating income from Financial Services	89,573	81,913	7,660	9.4
Operating income	412,322	462,516	(50,194)	(10.9)
Investment income	688	1,450	(762)	(52.6)
Interest expense	7,094	9	7,085	NM
Income before income taxes	405,916	463,957	(58,041)	(12.5)
Provision for income taxes	125,485	164,147	(38,662)	(23.6)
Net income	$280,431	$299,810	$(19,379)	(6.5)%
Diluted earnings per share	$1.55	$1.44	$0.11	7.6%
Consolidated operating income was down 10.9% in the second quarter of 2016 due to a decrease in operating income from the Motorcycles segment which declined by $57.9 million, or 15.2%, compared to the second quarter of 2015 partially offset by an increase in operating income from the Financial Services segment which increased $7.7 million, or 9.4%, compared to the second quarter of 2015. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Corporate interest expense was $7.1 million higher in the second quarter of 2016 compared to the second quarter of 2015 due to the issuance of debt in the third quarter of 2015. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 and utilized the proceeds to fund the purchase of its common stock in the third and fourth quarters of 2015.
The effective income tax rate for the second quarter of 2016 was 30.9% compared to 35.4% for the second quarter of 2015. The second quarter 2016 income tax provision included discrete tax benefits following the closure of various tax audits during the quarter.
Diluted earnings per share were $1.55 in the second quarter of 2016, up 7.6% from the same period in the prior year. Diluted earnings per share were adversely impacted by the 6.5% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 208.6 million in the second quarter of 2015 to 181.3 million in the second quarter of 2016, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycle Worldwide Retail Sales(a)
Worldwide independent dealer retail sales of Harley-Davidson motorcycles during the second quarter of 2016 decreased 1.9% compared to the second quarter of 2015. Retail sales of Harley-Davidson motorcycles decreased 5.2% in the United States and increased 4.3% internationally in the second quarter of 2016. Despite the ongoing challenging macro-economic and motorcycle industry conditions, the Company was encouraged with its U.S. and Europe market share gains in the second quarter of 2016. The Company's ability to grow internationally and partially offset the industry headwinds in the U.S. in the quarter reinforced its intensified focus on driving demand and enhancing its strong brand.
The Company believes its increased investment in driving demand drove positive market share results in the U.S. and in Europe in the first half of 2016. In addition, the positive response to the Company's new 2016 motorcycle models continued during the second quarter of 2016.
The Company's U.S. retail sales decreased by 5.2% in the second quarter of 2016 compared to the second quarter of 2015. The impact of the weak U.S. industry on the Company's retail sales was partially offset by gains in market share. U.S. industry registrations of 601+cc motorcycles in the second quarter of 2016 decreased 8.6%. The Company expected U.S. industry sales to be lower in the second quarter of 2016 compared to the second quarter of 2015, although it did not expect the extent to which the second quarter of 2016 declined, especially considering the high level of competitive discounting that continued during the quarter. The Company believes the decrease was due to strong prior year industry growth driven by the onset of aggressive competitive discounting and weak sales in oil-dependent areas.
Although the overall industry was down 8.6%, the Company's U.S. market share of 601+cc motorcycles for the second quarter of 2016 was 49.5%, up 2.0 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The Company believes its second quarter market share gains were driven by its demand driving investments focused on growing product awareness and growing ridership in the U.S. and a strong reception to its new 2016 motorcycle models.
In the EMEA region, retail sales of Harley-Davidson motorcycles in the second quarter of 2016 increased 8.2% compared to the prior year driven by a positive reception to the Company's new 2016 motorcycle models and increased demand driving investments.
Second quarter 2016 retail sales in the Asia Pacific region were up 0.8% compared to the second quarter of 2015. The Company believes growth in the Asia Pacific region slowed due to strong prior-year sales that were up nearly 17%. The retail sales in the region were also negatively impacted as the Company exited retail sales in Indonesia in 2016 to establish a new dealer network and improve the customer experience in that market.
Latin America retail sales trends improved from the first quarter of 2016 as the Company continued to experience strong growth in Mexico. However, overall retail sales in Latin America were down 5.0% in the second quarter of 2016 compared to the prior year as a result of lower retail sales in Brazil. The Company believes retail sales in the Brazil market continued to be impacted by a challenging economy and consumer uncertainty. In response to the nearly 50% devaluation of the Brazilian Real in 2015, the Company raised prices for model-year 2016 motorcycles over 20% to improve its profitability per motorcycle. The Company continues to expect retail sales in Latin America to be lower in 2016 compared to 2015(1).
Retail sales in Canada were 2.0% higher in the second quarter of 2016 compared to the second quarter of 2015. The Company believes the market continued to respond well to the change to a direct distribution model and pricing adjustments that were made with the model-year 2016 motorcycles.
In support of the Company's strategic focus on increasing brand access, it plans to continue to expand its international distribution. The Company added six new international dealerships in the second quarter of 2016.(1)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	June 30, 2016	June 30, 2015	(Decrease) Increase	% Change
Americas Region
United States	54,786	57,790	(3,004)	(5.2)%
Canada	3,813	3,737	76	2.0%
Latin America	2,573	2,708	(135)	(5.0)%
Total Americas Region	61,172	64,235	(3,063)	(4.8)%
Europe, Middle East and Africa Region (EMEA)
Europe(b)	15,188	14,150	1,038	7.3%
Other	2,325	2,029	296	14.6%
Total EMEA Region	17,513	16,179	1,334	8.2%
Asia Pacific Region
Japan	2,763	2,580	183	7.1%
Other	5,818	5,937	(119)	(2.0)%
Total Asia Pacific Region	8,581	8,517	64	0.8%
Total Worldwide Retail Sales	87,266	88,931	(1,665)	(1.9)%
Total International Retail Sales	32,480	31,141	1,339	4.3%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	June 26, 2016		June 28, 2015		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	57,804	65.6%	55,128	64.7%	2,676	4.9%
International	30,356	34.4%	30,044	35.3%	312	1.0
Harley-Davidson motorcycle units	88,160	100.0%	85,172	100.0%	2,988	3.5%
Touring motorcycle units	27,675	31.4%	34,563	40.6%	(6,888)	(19.9)%
Cruiser motorcycle units	37,655	42.7%	29,952	35.2%	7,703	25.7
Sportster® / Street motorcycle units	22,830	25.9%	20,657	24.2%	2,173	10.5
Harley-Davidson motorcycle units	88,160	100.0%	85,172	100.0%	2,988	3.5%
 The Company shipped 88,160 Harley-Davidson motorcycles worldwide during the second quarter of 2016, which was 3.5% higher than the second quarter of 2015 and slightly above Company expectations.
Shipments of Cruiser and Sportster® / Street motorcycles as a percentage of total shipments increased in the second quarter of 2016 compared to the prior year while shipments of Touring motorcycles as a percentage of total shipments decreased. The Company believes the higher shipment mix of Cruiser and Sportster® / Street motorcycles was a result strong consumer demand driven by the Company's investment in its model-year 2016 product.
U.S. dealer retail inventory of Harley-Davidson motorcycles was higher at the end of the second quarter of 2016 compared to the second quarter of 2015. The increase was partially driven by five incremental motorcycle models compared to 2015 and lower-than-expected retail sales in the quarter. Also, during the second quarter of 2016, the Company shipped all remaining model-year 2016 motorcycles to dealers in the U.S. in advance of its third quarter 2016 ERP implementation at its Kansas City manufacturing facility. As the Company continues to manage supply in line with demand, the Company now expects 2016 year-end U.S. retail inventory to be in line with the prior year.(1) The Company had previously expected 2016 year-end retail inventory to be higher compared to 2015.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	June 26, 2016	June 28, 2015	(Decrease) Increase	% Change
Revenue:
Motorcycles	$1,330,632	$1,308,837	$21,795	1.7%
Parts & Accessories	258,208	256,840	1,368	0.5
General Merchandise	75,757	77,518	(1,761)	(2.3)
Other	5,516	7,588	(2,072)	(27.3)
Total revenue	1,670,113	1,650,783	19,330	1.2
Cost of goods sold	1,062,555	1,003,569	58,986	5.9
Gross profit	607,558	647,214	(39,656)	(6.1)
Selling & administrative expense	236,428	228,148	8,280	3.6
Engineering expense	48,381	38,463	9,918	25.8
Operating expense	284,809	266,611	18,198	6.8
Operating income from Motorcycles	$322,749	$380,603	$(57,854)	(15.2)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2015 to the second quarter of 2016 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 28, 2015	$1,650.8	$1,003.6	$647.2
Volume	40.0	25.0	15.0
Price, net of related cost	28.7	13.8	14.9
Foreign currency exchange rates and hedging	(2.8)	20.6	(23.4)
Shipment mix	(46.6)	(29.0)	(17.6)
Raw material prices	—	(7.6)	7.6
Manufacturing and other costs	—	36.1	(36.1)
Total	19.3	58.9	(39.6)
Three months ended June 26, 2016	$1,670.1	$1,062.5	$607.6
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2015 to the second quarter of 2016:

•	Volume increases were driven by an increase in wholesale motorcycle shipments in the second quarter of 2016.

•
On average, wholesale prices for the Company’s 2016 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in cost related to the additional content added to the 2016 model-year motorcycles.

•
Gross profit was negatively impacted by foreign currency due to lower hedge gains, given the significant gains experienced in the prior year's second quarter, and lower revenues behind a slightly stronger U.S. dollar.

•	Shipment mix changes negatively impacted gross profit. Strong demand for Cruisers and Sportster® motorcycles led to higher-than-expected mix unfavorability during the quarter.

•	Raw material prices were lower in the second quarter of 2016 relative to the second quarter of 2015.

•
Manufacturing costs in the second quarter of 2016 were negatively impacted by higher year-over-year start-up costs, including costs related to the implementation of the ERP system at the Company's Kansas City manufacturing facility, significant plant re-tooling and lower efficiencies related to plant disruptions and lost absorption. The Company's fixed cost absorption was unfavorable as a result of lower production in the second quarter of 2016 compared to the second quarter of 2015.

The net increase in operating expense was primarily due to the Company's increased investments in marketing and product development to drive demand. Selling and administrative expenses were also higher in 2016 due to costs associated with managing the Canadian operations that the Company acquired in August 2015.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	June 26, 2016	June 28, 2015	Increase (Decrease)	% Change
Interest income	$157,009	$150,284	$6,725	4.5%
Other income	24,434	23,325	1,109	4.8
Securitization income	9,521	—	9,521	—
Financial Services revenue	190,964	173,609	17,355	10.0
Interest expense	42,895	41,188	1,707	4.1
Provision for credit losses	23,461	15,175	8,286	54.6
Operating expenses	35,035	35,333	(298)	(0.8)
Financial Services expense	101,391	91,696	9,695	10.6
Operating income from Financial Services	$89,573	$81,913	$7,660	9.4%
Interest income for the second quarter of 2016 increased primarily due to higher average receivables, partially offset by lower yields on retail finance receivables due in part to low-rate retail promotional activity primarily in 2015. Other income was slightly favorable on increased credit card licensing revenue and insurance commission revenue. Securitization income was higher due to a $9.3 million gain on the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization during the second quarter of 2016. There was no comparable transaction in the prior year.
Interest expense for the second quarter of 2016 increased slightly due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses increased $8.3 million in the second quarter of 2016 as compared to the second quarter of 2015. The retail motorcycle provision increased as a result of higher credit losses and an associated increase in the retail reserve rate. Credit losses were higher as a result of higher losses on loans in oil-dependent areas, normalizing loan performance, and lower used motorcycle values at auction.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 26, 2016	June 28, 2015
Balance, beginning of period	$156,184	$132,820
Provision for finance credit losses	23,461	15,175
Charge-offs	(26,460)	(21,003)
Recoveries	11,459	12,239
Other (a)	(3,291)	—
Balance, end of period	$161,353	$139,231

(a) Related to the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction.

Results of Operations for the Six Months Ended June 26, 2016
Compared to the Six Months Ended June 28, 2015
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 26, 2016	June 28, 2015	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$655,206	$726,057	$(70,851)	(9.8)%
Operating income from Financial Services	145,944	146,577	(633)	(0.4)
Operating income	801,150	872,634	(71,484)	(8.2)
Investment income	1,454	2,772	(1,318)	(47.5)
Interest expense	14,262	18	14,244	NM
Income before income taxes	788,342	875,388	(87,046)	(9.9)
Provision for income taxes	257,422	305,724	(48,302)	(15.8)
Net income	$530,920	$569,664	$(38,744)	(6.8)%
Diluted earnings per share	$2.91	$2.71	$0.20	7.4%
Consolidated operating income was down 8.2% in the first six months of 2016 primarily driven by a decrease in operating income from the Motorcycles segment which declined by $70.9 million, or 9.8%, compared to the first six months of 2015. Operating income from the Financial Services segment declined by $0.6 million in the first six months of 2016 compared to the first six months of 2015. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Corporate interest expense was higher in the first six months of 2016 compared to the first six months of 2015 due to the issuance of debt in the third quarter of 2015. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 and utilized the proceeds to fund the purchase of its common stock in the third and fourth quarters of 2015.
The effective income tax rate for the first six months of 2016 was 32.7% compared to 34.9% for the first six months of 2015. The 2016 income tax provision included discrete tax benefits following the closure of various tax audits during the second quarter of 2016.
Diluted earnings per share were $2.91 in the first six months of 2016, up 7.4% from the same period in the prior year. Diluted earnings per share benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 210.2 million in the first six months of 2015 to 182.7 million in the first six months of 2016, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 0.6% during the first half of 2016 compared to the first half of 2015. Retail sales of Harley-Davidson motorcycles increased 4.4% internationally and decreased 3.4% in the United States in the first half of 2016.
The Company's U.S. market share of 601+cc motorcycles for the first six months of 2016 was 50.0%, up 1.2 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The Company's U.S. market share continued to stabilize as the industry was down 5.2% in the first six months of 2016.
Retail sales in the first six months of 2016 in the EMEA region were up 8.4% compared to the first six months of 2015 reflecting a significant increase in demand driving investments in that market. During the first six months of 2016, the Company's market share of 601+cc motorcycles in Europe was 10.4%, up 0.3 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles).
In the Asia-Pacific region, retail sales increased 3.4% in the first six months of 2016 compared to the same period last year.
Latin America retail sales in the first six months of 2016 were down 15.4% compared to the first six months of 2015 primarily due to a decline in Brazil, partially offset by growth in Mexico.

Retail sales in Canada were up 7.2% in the first six months of 2016 compared to the same period last year. The Company believes the market continued to respond well to the change to a direct distribution model and pricing adjustments that were made with the model-year 2016 motorcycles.
Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Six months ended
	June 30, 2016	June 30, 2015	(Decrease) Increase	% Change
Americas Region
United States	90,112	93,278	(3,166)	(3.4)%
Canada	6,283	5,860	423	7.2
Latin America	4,459	5,273	(814)	(15.4)
Total Americas Region	100,854	104,411	(3,557)	(3.4)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	23,783	22,279	1,504	6.8
Other	3,940	3,288	652	19.8
Total EMEA Region	27,723	25,567	2,156	8.4
Asia Pacific Region
Japan	4,869	4,552	317	7.0
Other	11,278	11,062	216	2.0
Total Asia Pacific Region	16,147	15,614	533	3.4
Total Worldwide Retail Sales	144,724	145,592	(868)	(0.6)%
Total International Retail Sales	54,612	52,314	2,298	4.4%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Six months ended
	June 30, 2016	June 30, 2015	(Decrease)Increase	% Change
United States(b)	177,447	187,163	(9,716)	(5.2)%
Europe(c)	248,519	229,277	19,242	8.4%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	June 26, 2016		June 28, 2015		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	115,439	67.4%	111,792	67.9%	3,647	3.3%
International	55,757	32.6%	52,969	32.1%	2,788	5.3
Harley-Davidson motorcycle units	171,196	100.0%	164,761	100.0%	6,435	3.9%
Touring motorcycle units	66,172	38.7%	73,360	44.5%	(7,188)	(9.8)%
Cruiser motorcycle units	64,584	37.7%	53,348	32.4%	11,236	21.1
Sportster® / Street motorcycle units	40,440	23.6%	38,053	23.1%	2,387	6.3
Harley-Davidson motorcycle units	171,196	100.0%	164,761	100.0%	6,435	3.9%

The Company shipped 171,196 motorcycles worldwide during the first half of 2016, which was 3.9% higher than the first half of 2015. International shipments as a percent of total shipments were 32.6% in the first half of 2016 compared to 32.1% for the first half of 2015.
The shipment mix percentage of Cruiser and Sportster® / Street motorcycles increased in the first half of 2016 while the shipment mix percentage of Touring motorcycles decreased compared to the same period last year. The Company believes the higher shipment mix of Cruiser and Sportster® / Street motorcycles is a result of strong consumer demand driven by the Company's investment in its model-year 2016 product.
Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	June 26, 2016	June 28, 2015	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,648,210	$2,563,958	$84,252	3.3%
Parts & Accessories	441,913	440,712	1,201	0.3
General Merchandise	146,375	143,946	2,429	1.7
Other	10,225	12,737	(2,512)	(19.7)
Total revenue	3,246,723	3,161,353	85,370	2.7
Cost of goods sold	2,048,885	1,923,864	125,021	6.5
Gross profit	1,197,838	1,237,489	(39,651)	(3.2)
Selling & administrative expense	452,140	433,655	18,485	4.3
Engineering expense	90,492	77,777	12,715	16.3
Operating expense	542,632	511,432	31,200	6.1
Operating income from Motorcycles	$655,206	$726,057	$(70,851)	(9.8)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2015 to the first half of 2016 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 28, 2015	$3,161.4	$1,923.9	$1,237.5
Volume	96.6	61.0	35.6
Price, net of related costs	51.1	23.2	27.9
Foreign currency exchange rates and hedging	(16.9)	17.1	(34.0)
Shipment mix	(45.5)	(16.5)	(29.0)
Raw material prices	—	(15.0)	15.0
Manufacturing and other costs	—	55.2	(55.2)
Total	85.3	125.0	(39.7)
Six months ended June 26, 2016	$3,246.7	$2,048.9	$1,197.8
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first half of 2015 to first half of 2016:

•	Volume increases in the first half of 2016 were driven by the increase in wholesale motorcycle shipments.

•
On average, wholesale prices for the Company’s 2016 model-year motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in costs related to the additional content added to the 2016 model-year motorcycles.

•	Gross profit was negatively impacted by foreign currency due to lower hedge gains, given the significant gains experienced in the prior year, and lower revenues behind a slightly stronger U.S. dollar.

•	Shipment mix changes negatively impacted gross profit primarily due to changes in motorcycle family mix.

•	Raw material prices were lower in the first half of 2016 relative to the first half of 2015.

•
Manufacturing costs in the first six months of 2016 were negatively impacted by higher year-over-year start-up costs, including costs related to the implementation of the ERP system at the Company's Kansas City manufacturing facility, significant plant re-tooling and lower efficiencies related to plant disruptions and lost absorption. The Company's fixed cost absorption was unfavorable as a result of lower production in the six months of 2016 compared to the first six months of 2015.

The net increase in operating expense was primarily due to the Company's increased investments in marketing and product development to drive demand. Selling and administrative expenses were also higher in 2016 due to costs associated with managing the Canadian operations that the Company acquired in August 2015.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	June 26, 2016	June 28, 2015	Increase (Decrease)	% Change
Interest income	$309,535	$293,852	$15,683	5.3%
Other income	45,266	42,132	3,134	7.4
Securitization income	9,521	—	9,521	—
Financial Services revenue	364,322	335,984	28,338	8.4
Interest expense	88,814	79,724	9,090	11.4
Provision for credit losses	60,584	41,422	19,162	46.3
Operating expenses	68,980	68,261	719	1.1
Financial Services expense	218,378	189,407	28,971	15.3
Operating income from Financial Services	$145,944	$146,577	$(633)	(0.4)%
Interest income was higher in the first six months of 2016 as compared to the first six months of 2015 due to higher average receivables in the retail and wholesale portfolios, partially offset by lower retail yields due in part to low rate promotional activity primarily in 2015. Other income was favorable primarily due to increased credit card licensing revenue. Securitization income was higher due to a $9.3 million gain on the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization during the second quarter of 2016. There was no comparable transaction in the prior year.
Interest expense increased due to higher average outstanding debt and an unfavorable cost of funds.
The provision for credit losses increased $19.2 million in the first six months of 2016. The retail motorcycle provision increased $21.1 million in the first six months of 2016 driven by higher credit losses and an associated increase in the retail reserve rate. Credit losses were higher as a result of higher losses on loans in oil-dependent areas, normalizing loan performance, and lower used motorcycle values at auction. The wholesale provision was favorable by $1.5 million.
On a year-to-date basis, retail loan originations were comprised of approximately 80% prime loans and 20% sub-prime. The Company believes sub-prime originations continue to represent a significant number of retail sales to the Company at attractive returns which further reinforces the competitive advantage that HDFS brings to the Company.
Annualized credit losses for HDFS' on-balance sheet retail motorcycle loans were 1.50% through June 26, 2016 compared to 1.08% through June 28, 2015. The 30-day delinquency rate for on-balance sheet retail motorcycle loans at June 26, 2016 was 3.16% compared to 2.71% at June 28, 2015.
The Company’s serviced retail motorcycle portfolio includes both on-balance sheet and off-balance sheet retail motorcycle finance receivables at June 26, 2016 as a result of the Company’s second quarter 2016 off-balance sheet securitization.  Total annualized credit losses for serviced retail motorcycle loans were 1.49% through June 26, 2016.  The 30-day delinquency rate for serviced retail motorcycle loans at June 26, 2016 was 3.02%.  As there were no comparable transactions in recent years, the Company’s finance receivables were all on-balance sheet in 2015.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 26, 2016	June 28, 2015
Balance, beginning of period	$147,178	$127,364
Provision for credit losses	60,584	41,422
Charge-offs	(66,104)	(53,736)
Recoveries	22,986	24,181
Other (a)	(3,291)	—
Balance, end of period	$161,353	$139,231
(a) Related to the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction.
Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as of June 26, 2016 to reflect the new projected principal and interest payments for the remainder of 2016 and beyond as follows (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Principal payments on debt	$1,169,085	$2,385,835	$2,183,218	$1,347,045	$7,085,183
Interest payments on debt	92,544	301,409	133,279	428,153	955,385
	$1,261,629	$2,687,244	$2,316,497	$1,775,198	$8,040,568
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at June 26, 2016 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet term-asset backed securitizations and senior unsecured notes are shown gross of debt issuance costs. Refer to Note 11 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of June 26, 2016, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA has delivered various additional requests for information to which the Company has responded. It is probable that a result of the EPA’s investigation will be some form of enforcement action by the EPA that will seek a fine and/or other relief or a negotiated resolution with the EPA that will involve a fine and/or other relief. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet. Based on the status of discussions with the EPA, the Company believes resolution of this matter will not have a material adverse effect on its business or financial condition.
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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
National Highway Traffic Safety Administration Matters:
On July 8, 2016, the National Highway Traffic Safety Administration (NHTSA) announced that it will investigate certain of the Company's model-year 2008-2011 motorcycles equipped with anti-lock braking systems (ABS).  NHTSA’s investigation is in response to rider complaints related to brake failures.  NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore.  The Company does not believe that a loss related to this matter is probable and no reserve has been established.  However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company.  Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.
Off-Balance Sheet Arrangements
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing.
The SPEs are separate legal entities that assume the risks and rewards of ownership of the retail motorcycle finance receivables they hold. The assets of the VIEs are not available to pay other obligations or claims of the Company’s creditors. The Company’s economic exposure related to the VIEs is generally limited to restricted cash reserve accounts, retained interests and ordinary representations and warranties and related covenants. The VIEs have a limited life and generally terminate upon final distribution of amounts owed to investors.
The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset backed financings do not meet the criteria to be accounted for as a sale and do not result in off-balance sheet arrangements because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt.
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE and the transaction met the criteria to be accounted for as a sale that resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services Revenue. For more information see Note 12.
Liquidity and Capital Resources as of June 26, 2016(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders(1). The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations(1). The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and term asset-backed securitizations.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

June 26, 2016
Cash and cash equivalents	$864,670
Current marketable securities	5,070
Total cash and cash equivalents and marketable securities	869,740

Credit facilities	444,513
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	22,908
Total availability under credit facilities	1,067,421
Total	$1,937,161

(a)	The U.S. commercial paper conduit facility expires on December 14, 2016. The Company anticipates that it will renew this facility prior to expiration.

(b)
The Canadian commercial paper conduit facility, which is limited to Canadian denominated borrowings, expired on June 30, 2016. The Company renewed this facility and the new facility expires June 30, 2017.

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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Six months ended
	June 26, 2016	June 28, 2015
Net cash provided by operating activities	$456,290	$613,944
Net cash used by investing activities	(115,965)	(481,701)
Net cash (used by) provided by financing activities	(201,782)	214,351
Effect of exchange rate changes on cash and cash equivalents	3,918	(5,695)
Net increase in cash and cash equivalents	$142,461	$340,899
Operating Activities
The decrease in cash provided by operating activities for the first six months of 2016 compared to the first six months of 2015 was driven by lower net income, unfavorable changes in working capital and higher net wholesale lending activity. In addition, operating cash flow in 2016 was impacted by a $25.0 million voluntary contribution to the Company's qualified pension plan. No voluntary contributions were made to the pension plan in 2015. There are no required or planned contributions to the qualified pension plan for the remainder of 2016.(1) The Company expects it will continue to make on-going benefit payments under the SERPA and postretirement healthcare plans.(1)
Investing Activities
The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables. Capital expenditures were $107.5 million in the first six months of 2016 compared to $85.2 million in the same period last year. Net cash outflows for finance receivables for the first six months of 2016 were $45.0 million higher than in the same period last year as a result of an increase in retail motorcycle loan originations during the first six months of 2016. In the second quarter of 2016, the Company completed a sale of finance receivables through an off-balance sheet asset backed securitization transaction. The proceeds from the sale of finance receivables were $312.6 million.

Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $269.4 million in the first six months of 2016 compared to $358.4 million in the same period last year. Share repurchases during the first six months of 2016 included 6.1 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of June 26, 2016, there were 23.0 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $0.70 and $0.62 per share totaling $127.8 million and $129.7 million during the first six months of 2016 and 2015, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $174.7 million in the first six months of 2016 compared to net cash inflows of $724.6 million in the first six months of 2015. The Company’s total outstanding debt consisted of the following (in thousands):

	June 26, 2016	June 28, 2015
Unsecured commercial paper	$1,020,487	$114,983
Asset-backed Canadian commercial paper conduit facility	161,626	160,940
Medium-term notes, net	4,063,297	3,923,638
Senior unsecured notes, net	740,982	—
Term asset-backed securitization debt, net	1,074,931	2,011,461
Total debt	$7,061,323	$6,211,022
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of June 26, 2016 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable
Credit Facilities – On April 7, 2016, the Company entered into a $765.0 million five-year credit facility to refinance and replace a $675.0 million five-year credit facility that was due to mature in April 2017. The new five-year credit facility matures in April 2021. The Company also has a $675.0 million five-year credit facility which matures in April 2019. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. During the second quarter of 2016, the Company entered into an additional $25.0 million credit facility which expires May 24, 2017. The $25.0 million credit facility bears interest at variable interest rates, and the Company must pay a fee based on the unused portion of the $25.0 million commitment.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.44 billion as of June 26, 2016 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities or borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at June 26, 2016 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	2.70%	January 2012	March 2017
$400,000	1.55%	November 2014	November 2017
$878,708	6.80%	May 2008	June 2018
$600,000	2.25%	January 2016	January 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$600,000	2.85%	January 2016	January 2021
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $15.4 million and $14.3 million at June 26, 2016 and June 28, 2015, respectively.
There were no medium-term notes issued or repurchased during the second quarter of 2016. During the first quarter of 2016, the Company issued $600.0 million ($597.2 million net of discount and issuance costs) of medium-term notes that mature in January 2019 and have an annual interest rate of 2.25%, and $600.0 million ($596.3 million net of discount and issuance costs) of medium-term notes that mature in January 2021 and have an annual interest rate of 2.85%. There were no medium-term notes issued or repurchased during the second quarter of 2015. During the first quarter of 2015, the Company issued $600.0 million ($595.4 million net of discount and issuance costs) of medium-term notes which mature in February 2020 and have an annual interest rate of 2.15%. There were no medium-term note maturities during the second quarter of 2016. During the first quarter of 2016, $450.0 million of 3.88% medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the first half of 2015.
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
Asset-Backed Canadian Commercial Paper Conduit Facility –The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$240 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lender, as of June 26, 2016, the Canadian Conduit had an expiration date of June 30, 2016. The Canadian Conduit was renewed on June 30, 2016 with similar terms and for the same amount with an expiration date of June 30, 2017. The contractual maturity of the debt is approximately 5 years.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2016		2015
	Transfers	Proceeds	Transfers	Proceeds
First Quarter	$6,600	$5,800	$19,200	$16,800
Second Quarter	31,400	27,500	26,800	23,400
	$38,000	$33,300	$46,000	$40,200
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – On December 14, 2015, the Company entered into a new revolving facility agreement (U.S. Conduit) with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. The prior agreement expired on December 14, 2015 and had similar terms. At June 26, 2016 and June 28, 2015, the Company had no outstanding borrowings under the U.S. Conduit.

This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 26, 2016, the U.S. Conduit expires December 14, 2016.
Asset-Backed Securitization VIEs – For all of its asset-backed securitization transactions, the Company transfers U.S. retail motorcycle finance receivables to separate VIEs, which in turn issue secured notes with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the asset-backed securitization transactions are not available to pay other obligations or claims of the Company's creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the VIEs are used only to support the securitizations.

The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2016 to 2022.
There were no on-balance sheet term asset-backed securitization transactions during the first half of 2016. During the first half of 2015, the Company issued $700.0 million and $500.0 million ($697.6 million and $498.1 million net of discount and issuance costs), respectively, of secured notes through on-balance sheet term asset-backed securitization transactions.
During the second quarter of 2016, the Company sold U.S. retail motorcycle finance receivables with a principal balance of $301.8 million into a asset-backed securitization VIE, and the transaction met the criteria to be accounted for as a sale because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services Revenue. For more information see Note 12.
Intercompany Borrowing – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company. As of June 26, 2016, there were no intercompany loans outstanding. As of June 28, 2015, there were no intercompany loans outstanding, and the intercompany loan balance of $250 million outstanding as of December 31, 2014 was repaid during the first quarter of 2015. The term loan balances and related interest are eliminated in the Company's consolidated financial statements.
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
Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the credit facilities and various operating covenants under the Notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.
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

At June 26, 2016, HDFS and the Company remained in compliance with all of the then existing covenants.
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

(ii)	manage through changes in general economic conditions, including changing capital, credit and retail markets, and political events,

(iii)	accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(iv)	prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security,

(v)	drive demand by executing its marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide in an increasingly competitive marketplace,

(vi)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio,

(vii)	develop and introduce products, services and experiences that are successful in the marketplace,

(viii)
balance production volumes for its new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices,

(ix)	manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles,

(x)
prevent and detect any issues with its motorcycles or any associated manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength,

(xi)
continue to develop the capabilities of its distributors and dealers and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(xii)	manage risks that arise through expanding international manufacturing, operations and sales,

(xiii)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(xiv)	manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xv)	implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities,

(xvi)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(xvii)	manage its exposure to product liability claims and commercial or contractual disputes,

(xviii)	execute its flexible production strategy,

(xix)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xx)	retain and attract talented employees,

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s earnings related to its operations outside the U.S. are impacted by changes in foreign currency exchange rates. The majority of the Company’s exposure relates to the Euro, the Australian dollar, the Japanese yen, Canadian dollar, Mexican peso and the Brazilian real. A weakening in foreign currencies relative to the U.S. dollar will generally have an adverse effect on revenue related to sales made in those foreign currencies offset by a corresponding positive impact from natural hedges created by the operating costs incurred in those same foreign currencies. As the majority of the Company’s manufacturing occurs in the U.S., the Company’s operating expenses paid in foreign currencies generally include limited manufacturing costs and the selling and administrative costs incurred at the Company’s international locations. In addition, to the extent the Company carries foreign-denominated cash, receivables or accounts payable, those amounts are also exposed to foreign currency revaluations that can impact the Company’s earnings.
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
Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the quarter ended June 26, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 18 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended June 26, 2016:

2016 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28 to May 1	1,035,753	$48	1,035,753	24,557,192
May 2 to May 29	742,712	$46	742,712	23,815,214
May 30 to June 26	786,347	$45	786,347	23,028,965
Total	2,564,812	$46	2,564,812

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
In June 2015, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 2.6 million shares on a discretionary basis during the quarter ended June 26, 2016 under this authorization. As of June 26, 2016, 3.0 million shares remained under this authorization.
Additionally, in February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company made no discretionary share repurchases during the quarter ended June 26, 2016 under this authorization. As of June 26, 2016, 20.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2016, the Company acquired 1,885 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 6 – Exhibits
Refer to the Exhibit Index on page 65 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: 8/4/2016	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: 8/4/2016	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*	Director Compensation Policy (revised) effective April 29, 2016
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended June 26, 2016, filed on August 4, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Represents management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.