Form 10-Q
period 2016-09-25
HARLEY DAVIDSON INC
filed 2016-11-03
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at October 28, 2016: 176,773,435 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 25, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue:
Motorcycles and Related Products	$1,091,630	$1,140,321	$4,338,353	$4,301,674
Financial Services	183,183	177,109	547,505	513,093
Total revenue	1,274,813	1,317,430	4,885,858	4,814,767
Costs and expenses:
Motorcycles and Related Products cost of goods sold	724,611	746,282	2,773,496	2,670,146
Financial Services interest expense	42,573	41,214	131,387	120,938
Financial Services provision for credit losses	36,543	27,233	97,127	68,655
Selling, administrative and engineering expense	292,710	286,865	904,322	866,558
Total costs and expenses	1,096,437	1,101,594	3,906,332	3,726,297
Operating income	178,376	215,836	979,526	1,088,470
Investment income	2,300	3,211	3,754	5,983
Interest expense	7,706	4,879	21,968	4,897
Income before provision for income taxes	172,970	214,168	961,312	1,089,556
Provision for income taxes	58,905	73,821	316,327	379,545
Net income	$114,065	$140,347	$644,985	$710,011
Earnings per common share:
Basic	$0.64	$0.69	$3.57	$3.43
Diluted	$0.64	$0.69	$3.55	$3.41
Cash dividends per common share	$0.35	$0.31	$1.05	$0.93
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net income	$114,065	$140,347	$644,985	$710,011
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3,853	(14,598)	19,174	(37,368)
Derivative financial instruments	(2,031)	(10,533)	(7,374)	(12,747)
Marketable securities	(11)	(99)	(88)	(294)
Pension and postretirement benefit plans	7,572	8,799	22,715	26,395
Total other comprehensive income (loss), net of tax	$9,383	$(16,431)	$34,427	$(24,014)
Comprehensive income	$123,448	$123,916	$679,412	$685,997
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 25, 2016	December 31, 2015	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$790,284	$722,209	$1,368,554
Marketable securities	5,038	45,192	47,358
Accounts receivable, net	346,176	247,405	294,054
Finance receivables, net	2,205,644	2,053,582	2,068,873
Inventories	426,547	585,907	466,657
Restricted cash	65,088	88,267	113,499
Deferred income taxes	123,609	102,769	100,558
Other current assets	139,958	132,552	150,667
Total current assets	4,102,344	3,977,883	4,610,220
Finance receivables, net	4,944,322	4,814,571	5,009,473
Property, plant and equipment, net	954,475	942,418	877,787
Goodwill	54,663	54,182	54,267
Deferred income taxes	80,831	99,614	71,952
Other long-term assets	75,591	84,309	88,335
	$10,212,226	$9,972,977	$10,712,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,594	$235,614	$316,894
Accrued liabilities	506,533	471,964	464,352
Short-term debt	1,055,428	1,201,380	990,049
Current portion of long-term debt, net	700,152	838,349	885,889
Total current liabilities	2,553,707	2,747,307	2,657,184
Long-term debt, net	5,170,609	4,832,469	5,040,644
Pension liability	120,494	164,888	61,458
Postretirement healthcare liability	182,825	193,659	193,406
Other long-term liabilities	192,223	195,000	199,669
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	3,454	3,449	3,448
Additional paid-in-capital	1,364,694	1,328,561	1,314,693
Retained earnings	9,416,583	8,961,985	8,977,600
Accumulated other comprehensive loss	(580,778)	(615,205)	(538,957)
Treasury stock, at cost	(8,211,585)	(7,839,136)	(7,197,111)
Total shareholders' equity	1,992,368	1,839,654	2,559,673
	$10,212,226	$9,972,977	$10,712,034

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 25, 2016	December 31, 2015	September 27, 2015
Balances held by consolidated variable interest entities (Note 12)
Current finance receivables, net	$236,561	$322,768	$357,713
Other assets	$3,043	$4,706	$4,492
Non-current finance receivables, net	$754,970	$1,250,919	$1,475,179
Restricted cash - current and non-current	$69,364	$100,151	$125,561
Current portion of long-term debt, net	$261,188	$351,123	$398,689
Long-term debt, net	$664,431	$1,108,254	$1,303,043
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 25, 2016	September 27, 2015
Net cash provided by operating activities (Note 3)	$927,809	$1,020,957
Cash flows from investing activities:
Capital expenditures	(162,726)	(139,054)
Origination of finance receivables	(3,009,479)	(3,112,827)
Collections on finance receivables	2,440,466	2,393,355
Proceeds from finance receivables sold	312,571	—
Sales and redemptions of marketable securities	40,014	9,500
Acquisition of business	—	(59,910)
Other	251	5,172
Net cash used by investing activities	(378,903)	(903,764)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	740,949
Proceeds from issuance of medium-term notes	1,193,396	595,386
Repayments of medium-term notes	(451,336)	(600,000)
Proceeds from securitization debt	—	1,195,668
Repayments of securitization debt	(535,616)	(764,909)
Net (decrease) increase in credit facilities and unsecured commercial paper	(146,328)	258,734
Borrowings of asset-backed commercial paper	33,428	69,191
Repayments of asset-backed commercial paper	(55,170)	(55,124)
Net change in restricted cash	30,981	(15,165)
Dividends paid	(190,387)	(191,451)
Purchase of common stock for treasury	(374,234)	(894,565)
Excess tax benefits from share-based payments	1,291	2,878
Issuance of common stock under employee stock option plans	6,444	16,755
Net cash (used by) provided by financing activities	(487,531)	358,347
Effect of exchange rate changes on cash and cash equivalents	6,700	(13,666)
Net increase in cash and cash equivalents	$68,075	$461,874
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$722,209	$906,680
Net increase in cash and cash equivalents	68,075	461,874
Cash and cash equivalents—end of period	$790,284	$1,368,554
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of September 25, 2016 and September 27, 2015, the consolidated statements of income for the three and nine month periods then ended, the consolidated statements of comprehensive income for the three and nine month periods then ended and the consolidated statements of cash flows for the nine month periods then ended.
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
The Company adopted ASU 2015-03 and ASU 2015-15 retrospectively on January 1, 2016. As a result, debt issuance costs related to its medium-term notes, senior unsecured notes, and term asset-backed securitizations are now classified as a reduction to the carrying amount of the related debt on the balance sheet. Debt issuance costs previously recorded in other current assets and other long-term assets totaling $18.2 million and $19.5 million as of December 31, 2015 and September 27, 2015, respectively, on the balance sheet have been reclassified to current portion of long-term debt, net and long-term debt, net to reflect the adoption of the new guidance. The required new disclosures are also presented in Note 11. The Company will continue to classify debt issuance costs related to line of credit arrangements, which include its asset-backed commercial paper and unsecured commercial paper programs and its credit facilities, as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.
In April 2015, the FASB issued ASU No. 2015-05 Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, "Intangibles-Goodwill and Other Internal-Use Software" (ASU 2015-05). ASU

2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with the licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The Company adopted ASU 2015-05 prospectively on January 1, 2016. The adoption of ASU 2015-05 had no material impact on the Company's consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. ASU 2015-11 does not apply to inventory measured using the last-in, first-out method. The Company is required to adopt ASU 2015-11 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption will be permitted. The adoption of ASU 2015-11 will not have a material effect on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 eliminates the requirement for a Company to separate deferred income tax liabilities and assets into current and noncurrent amounts on a classified statement of financial position and requires that deferred tax liabilities and assets be classified as noncurrent. The Company is required to adopt ASU 2015-17 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on either a retrospective or prospective basis. Early adoption is permitted. The Company plans to early adopt ASU 2015-17 in the fourth quarter of 2016 on a prospective basis.
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
In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 amends the guidance on several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The Company is required to adopt ASU 2016-09 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on both a retrospective and prospective basis dependent upon the nature of the subtopic. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-09.

In July 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company is required to adopt ASU 2016-13 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 on a modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2018. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. The Company is currently evaluating the impact of adoption of ASU 2016-13.
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15.
3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	September 25, 2016	December 31, 2015	September 27, 2015
Available-for-sale: Corporate bonds	$5,038	$45,192	$47,358
Trading securities: Mutual funds	39,063	36,256	35,258
	$44,101	$81,448	$82,616
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first nine months of 2016 and 2015, the Company recognized gross unrealized losses of approximately $140,000 and $467,000, respectively, or $88,000 and $294,000 net of taxes, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that come due over the next 7 months.
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
Inventories
Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 25, 2016	December 31, 2015	September 27, 2015
Components at the lower of FIFO cost or market
Raw materials and work in process	$159,209	$161,704	$153,779
Motorcycle finished goods	182,019	327,952	228,243
Parts and accessories and general merchandise	134,587	145,519	134,537
Inventory at lower of FIFO cost or market	475,815	635,175	516,559
Excess of FIFO over LIFO cost	(49,268)	(49,268)	(49,902)
	$426,547	$585,907	$466,657

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 25, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$644,985	$710,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	154,565	142,024
Amortization of deferred loan origination costs	65,445	71,012
Amortization of financing origination fees	7,212	7,331
Provision for long-term employee benefits	27,608	36,954
Employee benefit plan contributions and payments	(47,658)	(19,358)
Stock compensation expense	24,909	23,732
Net change in wholesale finance receivables related to sales	(169,599)	(157,532)
Provision for credit losses	97,127	68,655
Gain on off-balance sheet asset-backed securitization	(9,269)	—
Loss on debt extinguishment	118	—
Pension plan settlement expense	900	—
Deferred income taxes	(11,261)	(9,272)
Foreign currency adjustments	(11,741)	22,010
Other, net	(11,529)	5,000
Changes in current assets and liabilities:
Accounts receivable, net	(86,796)	(60,687)
Finance receivables—accrued interest and other	364	(98)
Inventories	173,975	(36,109)
Accounts payable and accrued liabilities	97,190	211,045
Derivative instruments	(1,992)	(6,734)
Other	(16,744)	12,973
Total adjustments	282,824	310,946
Net cash provided by operating activities	$927,809	$1,020,957
4. Acquisition
On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd. (Deeley Imports) including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada (Transaction) for total consideration of $59.9 million. The majority equity owner of Deeley Imports is a member of the Board of Directors of the Company. The acquisition of the Canadian distribution rights allowed the Company to align its distribution in Canada with its global go-to-market approach.
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
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the Motorcycles segment were as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Balance, beginning of period	54,542	26,105	$54,182	$27,752
Business acquisitions	—	28,567	—	28,567
Currency translations	121	(405)	481	(2,052)
Balance, end of period	54,663	54,267	$54,663	$54,267

The Motorcycles segment intangible assets consisted of the following (in thousands):

	September 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Other intangible assets
Reacquired distribution rights	$13,357	$(7,792)	$5,565	2
Customer relationships	7,535	(439)	7,096	20
Total other intangible assets	$20,892	$(8,231)	$12,661
	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Other intangible assets
Reacquired distribution rights	$12,614	$(2,628)	$9,986	2
Customer relationships	7,116	(148)	6,968	20
Total other intangible assets	$19,730	$(2,776)	$16,954
	September 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Other intangible assets
Reacquired distribution rights	$13,117	$(1,093)	$12,024	2
Customer relationships	7,399	(62)	7,337	20
Total other intangible assets	$20,516	$(1,155)	$19,361
Intangible assets other than goodwill are included in other long-term assets on the Company's consolidated balance sheets. The gross carrying amounts differ from the acquisition date amounts due to changes in foreign currency exchange rates.
Amortization expense of other intangible assets for the three months ended September 25, 2016 and September 27, 2015 was $1.8 million and $1.2 million, respectively. Amortization expense of other intangible assets for the nine months ended September 25, 2016 and September 27, 2015 was $5.2 million and $1.2 million, respectively. The Company estimates future amortization to be approximately as follows (in thousands):

Estimated Amortization
2016 (remaining 3 months)	$1,767
2017	4,278
2018	372
2019	372
2020	372
2021	372
Thereafter	5,128
$12,661
The Financial Services segment did not have a goodwill or intangible assets balance at September 25, 2016, December 31, 2015 and September 27, 2015.
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
Finance receivables, net, consisted of the following (in thousands):

	September 25, 2016	December 31, 2015	September 27, 2015
Retail	$6,165,999	$5,991,471	$6,194,332
Wholesale	1,155,483	1,023,860	1,029,397
Total finance receivables	7,321,482	7,015,331	7,223,729
Allowance for credit losses	(171,516)	(147,178)	(145,383)
Finance receivables, net	$7,149,966	$6,868,153	$7,078,346
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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 25, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$152,998	$8,355	$161,353
Provision for credit losses	38,143	(1,600)	36,543
Charge-offs	(35,749)	—	(35,749)
Recoveries	9,369	—	9,369
Balance, end of period	$164,761	$6,755	$171,516

	Three months ended September 27, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$131,903	$7,328	$139,231
Provision for credit losses	28,309	(1,076)	27,233
Charge-offs	(30,203)	—	(30,203)
Recoveries	9,122	—	9,122
Balance, end of period	$139,131	$6,252	$145,383

	Nine months ended September 25, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	98,230	(1,103)	97,127
Charge-offs	(101,853)	—	(101,853)
Recoveries	32,355	—	32,355
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$164,761	$6,755	$171,516

	Nine months ended September 27, 2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	67,742	913	68,655
Charge-offs	(83,939)	—	(83,939)
Recoveries	33,303	—	33,303
Balance, end of period	$139,131	$6,252	$145,383

(a)
Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 12 for additional information).

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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	September 25, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	164,761	6,755	171,516
Total allowance for credit losses	$164,761	$6,755	$171,516
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,165,999	1,155,483	7,321,482
Total finance receivables	$6,165,999	$1,155,483	$7,321,482

	December 31, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	139,320	7,858	147,178
Total allowance for credit losses	$139,320	$7,858	$147,178
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,991,471	1,023,860	7,015,331
Total finance receivables	$5,991,471	$1,023,860	$7,015,331

	September 27, 2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	139,131	6,252	145,383
Total allowance for credit losses	$139,131	$6,252	$145,383
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,194,332	1,029,397	7,223,729
Total finance receivables	$6,194,332	$1,029,397	$7,223,729
There were no wholesale finance receivables at September 25, 2016, December 31, 2015, or September 27, 2015 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of September 25, 2016, December 31, 2015 and September 27, 2015, all retail finance receivables were accounted for as interest-earning receivables, of which $31.3 million, $32.8 million and $23.8 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at September 25, 2016, December 31, 2015 or September 27, 2015. At September 25, 2016, December 31, 2015 and September 27, 2015, $0.4 million, $0.1 million, and $0.1 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	September 25, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,973,108	$119,709	$41,866	$31,316	$192,891	$6,165,999
Wholesale	1,154,617	366	114	386	866	1,155,483
Total	$7,127,725	$120,075	$41,980	$31,702	$193,757	$7,321,482

	December 31, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,796,003	$118,996	$43,680	$32,792	$195,468	$5,991,471
Wholesale	1,022,365	888	530	77	1,495	1,023,860
Total	$6,818,368	$119,884	$44,210	$32,869	$196,963	$7,015,331

	September 27, 2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,024,620	$111,393	$34,511	$23,808	$169,712	$6,194,332
Wholesale	1,028,981	106	162	148	416	1,029,397
Total	$7,053,601	$111,499	$34,673	$23,956	$170,128	$7,223,729
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	September 25, 2016	December 31, 2015	September 27, 2015
Prime	$4,900,752	$4,777,448	$4,936,438
Sub-prime	1,265,247	1,214,023	1,257,894
Total	$6,165,999	$5,991,471	$6,194,332
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	September 25, 2016	December 31, 2015	September 27, 2015
Doubtful	$—	$5,169	$—
Substandard	16,244	21,774	14,949
Special Mention	—	6,271	3,706
Medium Risk	7,667	11,494	6,496
Low Risk	1,131,572	979,152	1,004,246
Total	$1,155,483	$1,023,860	$1,029,397
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 25, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$526,228	$372,850	$153,378	$—
Marketable securities	44,101	39,063	5,038	—
Derivatives	6,606	—	6,606	—
	$576,935	$411,913	$165,022	$—
Liabilities:
Derivatives	$1,388	$—	$1,388	$—

	December 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$555,910	$390,706	$165,204	$—
Marketable securities	81,448	36,256	45,192	—
Derivatives	16,235	—	16,235	—
	$653,593	$426,962	$226,631	$—
Liabilities:
Derivatives	$1,300	$—	$1,300	$—

	September 27, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,111,571	$719,854	$391,717	$—
Marketable securities	82,616	35,258	47,358	—
Derivatives	18,015	—	18,015	—
	$1,212,202	$755,112	$457,090	$—
Liabilities:
Derivatives	$1,309	$—	$1,309	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $18.5 million, $17.7 million and $16.6 million at September 25, 2016, December 31, 2015 and September 27, 2015, for which the fair value adjustment was $8.2 million, $8.6 million and $6.7 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

8. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, finance receivables, net, debt, foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 9).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	September 25, 2016		December 31, 2015		September 27, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$790,284	$790,284	$722,209	$722,209	$1,368,554	$1,368,554
Marketable securities	$44,101	$44,101	$81,448	$81,448	$82,616	$82,616
Derivatives	$6,606	$6,606	$16,235	$16,235	$18,015	$18,015
Finance receivables, net	$7,233,923	$7,149,966	$6,937,053	$6,868,153	$7,170,873	$7,078,346
Restricted cash	$79,661	$79,661	$110,642	$110,642	$137,217	$137,217
Liabilities:
Derivatives	$1,388	$1,388	$1,300	$1,300	$1,309	$1,309
Unsecured commercial paper	$1,055,428	$1,055,428	$1,201,380	$1,201,380	$990,049	$990,049
Asset-backed Canadian commercial paper conduit facility	$140,488	$140,488	$153,839	$153,839	$158,712	$158,712
Medium-term notes	$4,199,753	$4,063,510	$3,410,966	$3,316,949	$3,468,459	$3,325,032
Senior unsecured notes	$800,818	$741,144	$737,435	$740,653	$752,494	$741,057
Term asset-backed securitization debt	$929,775	$925,619	$1,455,776	$1,459,377	$1,707,076	$1,701,732
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
During the second quarter of 2015, the Company entered into treasury rate locks to fix the interest rate on a portion of the principal related to its issuance of senior unsecured debt during the third quarter of 2015. The treasury rate lock contracts were settled in July 2015. The loss at settlement was recorded in accumulated other comprehensive loss and will be reclassified into earnings over the life of the debt.

The following table summarizes the fair value of the Company’s derivative financial instruments (in thousands):

	September 25, 2016			December 31, 2015			September 27, 2015
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$615,251	$6,337	$1,193	$436,352	$16,167	$181	$460,323	$18,015	$19
Commodity contracts(c)	1,154	110	—	968	—	159	1,297	—	168
Total	$616,405	$6,447	$1,193	$437,320	$16,167	$340	$461,620	$18,015	$187
	September 25, 2016			December 31, 2015			September 27, 2015
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$4,488	$159	$195	$6,510	$68	$960	$7,027	$—	$1,122
	$4,488	$159	$195	$6,510	$68	$960	$7,027	$—	$1,122

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Nine months ended
Cash Flow Hedges	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Foreign currency contracts	$(938)	$6,796	$(5,445)	$35,004
Commodity contracts	43	(138)	(30)	(284)
Treasury rate locks	—	(10,746)	—	(7,381)
Total	$(895)	$(4,088)	$(5,475)	$27,339

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Expected to be Reclassified
Cash Flow Hedges	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	Over the Next Twelve Months
Foreign currency contracts(a)	$2,399	$12,771	$6,806	$48,175	$4,488
Commodity contracts(a)	21	(68)	(298)	(530)	110
Treasury rate locks(b)	(90)	(60)	(271)	(60)	(362)
Total	$2,330	$12,643	$6,237	$47,585	$4,236

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in interest expense
For the three and nine months ended September 25, 2016 and September 27, 2015, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following tables summarize the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Nine months ended
Derivatives Not Designated As Hedges	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Commodity contracts(a)	$45	$(731)	$(179)	$(1,257)
Total	$45	$(731)	$(179)	$(1,257)

(a)	Gain/(loss) recognized in income is included in cost of goods sold.
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
10. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended September 25, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(43,523)	$(1,171)	$543	$(546,010)	$(590,161)
Other comprehensive income (loss) before reclassifications	3,574	(18)	(895)	—	2,661
Income tax expense	279	7	332	—	618
Net other comprehensive income (loss) before reclassifications	3,853	(11)	(563)	—	3,279
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(2,399)	—	(2,399)
Realized (gains) losses - commodities contracts(a)	—	—	(21)	—	(21)
Realized (gains) losses - treasury rate lock(c)	—	—	90	—	90
Prior service credits(b)	—	—	—	(446)	(446)
Actuarial losses(b)	—	—	—	12,472	12,472
Total reclassifications before tax	—	—	(2,330)	12,026	9,696
Income tax expense (benefit)	—	—	862	(4,454)	(3,592)
Net reclassifications	—	—	(1,468)	7,572	6,104
Other comprehensive income (loss)	3,853	(11)	(2,031)	7,572	9,383
Balance, end of period	$(39,670)	$(1,182)	$(1,488)	$(538,438)	$(580,778)

	Three months ended September 27, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(26,252)	$(895)	$16,828	$(512,207)	$(522,526)
Other comprehensive loss before reclassifications	(17,003)	(157)	(4,088)	—	(21,248)
Income tax expense	2,405	58	1,514	—	3,977
Net other comprehensive loss before reclassifications	(14,598)	(99)	(2,574)	—	(17,271)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(12,771)	—	(12,771)
Realized (gains) losses - commodities contracts(a)	—	—	68	—	68
Realized (gains) losses - treasury rate lock(c)	—	—	60	—	60
Prior service credits(b)	—	—	—	(695)	(695)
Actuarial losses(b)	—	—	—	14,671	14,671
Total reclassifications before tax	—	—	(12,643)	13,976	1,333
Income tax expense (benefit)	—	—	4,684	(5,177)	(493)
Net reclassifications	—	—	(7,959)	8,799	840
Other comprehensive (loss) income	(14,598)	(99)	(10,533)	8,799	(16,431)
Balance, end of period	$(40,850)	$(994)	$6,295	$(503,408)	$(538,957)

	Nine months ended September 25, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive income (loss) before reclassifications	20,661	(140)	(5,475)	—	15,046
Income tax (benefit) expense	(1,487)	52	2,028	—	593
Net other comprehensive income (loss) before reclassifications	19,174	(88)	(3,447)	—	15,639
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(6,806)	—	(6,806)
Realized (gains) losses - commodities contracts(a)	—	—	298	—	298
Realized (gains) losses - treasury rate lock(c)	—	—	271	—	271
Prior service credits(b)	—	—	—	(1,338)	(1,338)
Actuarial losses(b)	—	—	—	37,416	37,416
Total reclassifications before tax	—	—	(6,237)	36,078	29,841
Income tax expense (benefit)	—	—	2,310	(13,363)	(11,053)
Net reclassifications	—	—	(3,927)	22,715	18,788
Other comprehensive income (loss)	19,174	(88)	(7,374)	22,715	34,427
Balance, end of period	$(39,670)	$(1,182)	$(1,488)	$(538,438)	$(580,778)

	Nine months ended September 27, 2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(41,954)	(467)	27,339	—	(15,082)
Income tax expense (benefit)	4,586	173	(10,126)	—	(5,367)
Net other comprehensive (loss) income before reclassifications	(37,368)	(294)	17,213	—	(20,449)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(48,175)	—	(48,175)
Realized (gains) losses - commodities contracts(a)	—	—	530	—	530
Realized (gains) losses - treasury rate lock(c)	—	—	60	—	60
Prior service credits(b)	—	—	—	(2,085)	(2,085)
Actuarial losses(b)	—	—	—	44,010	44,010
Total reclassifications before tax	—	—	(47,585)	41,925	(5,660)
Income tax expense (benefit)	—	—	17,625	(15,530)	2,095
Net reclassifications	—	—	(29,960)	26,395	(3,565)
Other comprehensive (loss) income	(37,368)	(294)	(12,747)	26,395	(24,014)
Balance, end of period	$(40,850)	$(994)	$6,295	$(503,408)	$(538,957)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified are included in the computation of net periodic cost. See Note 16 for information related to pension and postretirement benefit plans.

(c)	Amounts reclassified to net income are included in interest expense.
11. Debt
Debt with a contractual term less than one year is generally classified as short-term debt and consisted of the following (in thousands):

	September 25, 2016	December 31, 2015	September 27, 2015
Unsecured commercial paper	$1,055,428	$1,201,380	$990,049
Total short-term debt	$1,055,428	$1,201,380	$990,049

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	September 25, 2016	December 31, 2015	September 27, 2015
Secured debt
Asset-backed Canadian commercial paper conduit facility	$140,488	$153,839	$158,712
Term asset-backed securitization debt	927,539	1,463,154	1,706,431
Less: unamortized discount and debt issuance costs	(1,920)	(3,777)	(4,699)
Total secured debt	1,066,107	1,613,216	1,860,444

Unsecured notes
3.88% Medium-term notes due in 2016 par value	—	450,000	450,000
2.70% Medium-term notes due in 2017 par value	400,000	400,000	400,000
1.55% Medium-term notes due in 2017 par value	400,000	400,000	400,000
6.80% Medium-term notes due in 2018 par value	877,488	878,708	887,958
2.40% Medium-term notes due in 2019 par value	600,000	600,000	600,000
2.25% Medium-term notes due in 2019 par value	600,000	—	—
2.15% Medium-term notes due in 2020 par value	600,000	600,000	600,000
2.85% Medium-term notes due in 2021 par value	600,000	—	—
3.50% Senior unsecured notes due in 2025 par value	450,000	450,000	450,000
4.625% Senior unsecured notes due in 2045 par value	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs	(22,834)	(21,106)	(21,869)
Gross long-term debt	5,870,761	5,670,818	5,926,533
Less: current portion of long-term debt, net of unamortized discount and issuance costs	(700,152)	(838,349)	(885,889)
Total long-term debt	$5,170,609	$4,832,469	$5,040,644
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
The following table shows the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	September 25, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,019,378	$(27,847)	$69,364	$2,893	$1,063,788	$925,619
Asset-backed U.S. commercial paper conduit facility	—	—	—	150	150	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	155,130	(3,244)	10,297	351	162,534	140,488
Total on-balance sheet assets and liabilities	$1,174,508	$(31,091)	$79,661	$3,394	$1,226,472	$1,066,107

	December 31, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,611,624	$(37,937)	$100,151	$4,383	$1,678,221	$1,459,377
Asset-backed U.S. commercial paper conduit facility	—	—	—	323	323	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	170,708	(3,061)	10,491	393	178,531	153,839
Total on-balance sheet assets and liabilities	$1,782,332	$(40,998)	$110,642	$5,099	$1,857,075	$1,613,216

	September 27, 2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,875,571	$(42,679)	$125,561	$4,383	$1,962,836	$1,701,732
Asset-backed U.S. commercial paper conduit facility	—	—	—	109	109	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	175,173	(3,090)	11,656	473	184,212	158,712
Total on-balance sheet assets and liabilities	$2,050,744	$(45,769)	$137,217	$4,965	$2,147,157	$1,860,444
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
There were no on-balance sheet term asset-backed securitization transactions during the nine months ended September 25, 2016. During the first and second quarters of 2015, the Company issued $700.0 million and $500.0 million ($697.6 million and $498.1 million net of discount and issuance costs), respectively, of secured notes through on-balance sheet term asset-backed securitization transactions.
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
The VIE had no borrowings outstanding under the U.S. Conduit at September 25, 2016, December 31, 2015 or September 27, 2015; therefore, assets that the U.S. Conduit holds are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.

On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2015, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$240.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 25, 2016, the Canadian Conduit has an expiration date of June 30, 2017.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company doesn’t consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore doesn’t meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $22.0 million at September 25, 2016. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2016		2015
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,600	$5,800	$19,200	$16,800
Second quarter	$31,400	$27,500	$26,800	$23,400
Third quarter	—	—	33,100	29,000
	$38,000	$33,300	$79,100	$69,200
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
At September 25, 2016, the assets of this off-balance sheet asset-backed securitization VIE were $262.6 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at September 25, 2016. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financing, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $1.0 million during the nine months ended September 25, 2016.
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	September 25, 2016	December 31, 2015	September 27, 2015
On-balance sheet retail motorcycle finance receivables	$6,017,065	$5,843,352	$6,039,011
Off-balance sheet retail motorcycle finance receivables	262,583	—	—
Total serviced retail motorcycle finance receivables	$6,279,648	$5,843,352	$6,039,011
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	September 25, 2016	December 31, 2015	September 27, 2015
On-balance sheet retail motorcycle finance receivables	$192,891	$195,468	$169,712
Off-balance sheet retail motorcycle finance receivables	1,235	—	—
Total serviced retail motorcycle finance receivables	$194,126	$195,468	$169,712
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
On-balance sheet retail motorcycle finance receivables	$26,380	$21,081	$69,498	$50,636
Off-balance sheet retail motorcycle finance receivables	270	—	285	—
Total serviced retail motorcycle finance receivables	$26,650	$21,081	$69,783	$50,636

13. Income Taxes
The Company’s 2016 income tax rate for the nine months ended September 25, 2016 was 32.9% compared to 34.8% for the same period last year. The year-to-date tax provision for income taxes included a discrete benefit of $16.1 million associated with the release of a portion of the Company's liability for unrecognized tax benefits relating primarily to the closure of various audits during the second quarter of 2016.
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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Balance, beginning of period	$82,480	$83,416	$74,217	$69,250
Warranties issued during the period	11,107	9,714	49,321	46,668
Settlements made during the period	(30,512)	(31,492)	(71,354)	(68,611)
Recalls and changes to pre-existing warranty liabilities	22,448	18,170	33,339	32,501
Balance, end of period	$85,523	$79,808	$85,523	$79,808
The liability for recall campaigns was $19.5 million, $10.2 million and $16.4 million as of September 25, 2016, December 31, 2015 and September 27, 2015, respectively.
15. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Numerator:
Net income used in computing basic and diluted earnings per share	$114,065	$140,347	$644,985	$710,011
Denominator:
Denominator for basic earnings per share - weighted-average common shares	178,438	203,598	180,779	207,255
Effect of dilutive securities - employee stock compensation plan	882	982	803	1,027
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	179,320	204,580	181,582	208,282
Earnings per common share:
Basic	$0.64	$0.69	$3.57	$3.43
Diluted	$0.64	$0.69	$3.55	$3.41
Outstanding options to purchase 1.2 million and 0.9 million shares of common stock for the three months ended September 25, 2016 and September 27, 2015, respectively, and 1.5 million and 0.9 million shares of common stock for the nine months ended September 25, 2016 and September 27, 2015, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine month periods ended September 25, 2016 and September 27, 2015, respectively.

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

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Pension and SERPA Benefits
Service cost	$8,359	$10,010	$25,077	$30,030
Interest cost	22,707	21,836	68,121	65,508
Expected return on plan assets	(36,445)	(36,232)	(109,335)	(108,696)
Amortization of unrecognized:
Prior service cost	255	109	765	327
Net loss	11,588	13,678	34,764	41,031
Settlement loss	300	—	900	—
Net periodic benefit cost	$6,764	$9,401	$20,292	$28,200
Postretirement Healthcare Benefits
Service cost	$1,870	$2,065	$5,610	$6,195
Interest cost	3,704	3,541	11,112	10,623
Expected return on plan assets	(3,017)	(2,877)	(9,051)	(8,631)
Amortization of unrecognized:
Prior service credit	(701)	(804)	(2,103)	(2,412)
Net loss	884	993	2,652	2,979
Net periodic benefit cost	$2,740	$2,918	$8,220	$8,754
During the first nine months of 2016, the Company voluntarily contributed $25.0 million in cash to further fund its qualified pension plan. There are no required or planned contributions to the qualified pension plan for the remainder of 2016. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
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

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Motorcycles net revenue	$1,091,630	$1,140,321	$4,338,353	$4,301,674
Gross profit	367,019	394,039	1,564,857	1,631,528
Selling, administrative and engineering expense	258,090	250,974	800,722	762,406
Operating income from Motorcycles	108,929	143,065	764,135	869,122
Financial Services revenue	183,183	177,109	547,505	513,093
Financial Services expense	113,736	104,338	332,114	293,745
Operating income from Financial Services	69,447	72,771	215,391	219,348
Operating income	$178,376	$215,836	$979,526	$1,088,470

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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA delivered various additional requests for information to which the Company has responded. More recently, in August 2016, the Company entered into a consent decree with the EPA regarding these issues (the “Settlement”). In the Settlement the Company agreed to, among other things, pay a fine, fund a three-year emissions mitigation project, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. The Company anticipates the EPA will move the court to finalize the Settlement in November 2016. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study (RI/FS). In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy, and the parties amended the Agreement in 2013 to address ordnance and explosive waste.
The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs incurred at the York facility as covered by the Agreement.
The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in accrued liabilities in the Consolidated Balance Sheets. While much of the work on the RI/FS is complete, it is still under agency review and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS that is finally approved or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) announced that it will investigate certain of the Company's model-year 2008-2011 motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.

19. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Three months ended September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,094,148	$—	$(2,518)	$1,091,630
Financial Services	—	183,706	(523)	183,183
Total revenue	1,094,148	183,706	(3,041)	1,274,813
Costs and expenses:
Motorcycles and Related Products cost of goods sold	724,611	—	—	724,611
Financial Services interest expense	—	42,573	—	42,573
Financial Services provision for credit losses	—	36,543	—	36,543
Selling, administrative and engineering expense	258,541	37,139	(2,970)	292,710
Total costs and expenses	983,152	116,255	(2,970)	1,096,437
Operating income	110,996	67,451	(71)	178,376
Investment income	2,300	—	—	2,300
Interest expense	7,706	—	—	7,706
Income before provision for income taxes	105,590	67,451	(71)	172,970
Provision for income taxes	33,895	25,010	—	58,905
Net income	$71,695	$42,441	$(71)	$114,065
	Nine months ended September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,346,166	$—	$(7,813)	$4,338,353
Financial Services	—	549,162	(1,657)	547,505
Total revenue	4,346,166	549,162	(9,470)	4,885,858
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,773,496	—	—	2,773,496
Financial Services interest expense	—	131,387	—	131,387
Financial Services provision for credit losses	—	97,127	—	97,127
Selling, administrative and engineering expense	802,139	111,414	(9,231)	904,322
Total costs and expenses	3,575,635	339,928	(9,231)	3,906,332
Operating income	770,531	209,234	(239)	979,526
Investment income	186,754	—	(183,000)	3,754
Interest expense	21,968	—	—	21,968
Income before provision for income taxes	935,317	209,234	(183,239)	961,312
Provision for income taxes	238,256	78,071	—	316,327
Net income	$697,061	$131,163	$(183,239)	$644,985

	Three months ended September 27, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,142,948	$—	$(2,627)	$1,140,321
Financial Services	—	177,487	(378)	177,109
Total revenue	1,142,948	177,487	(3,005)	1,317,430
Costs and expenses:
Motorcycles and Related Products cost of goods sold	746,282	—	—	746,282
Financial Services interest expense	—	41,214	—	41,214
Financial Services provision for credit losses	—	27,233	—	27,233
Selling, administrative and engineering expense	251,352	38,518	(3,005)	286,865
Total costs and expenses	997,634	106,965	(3,005)	1,101,594
Operating income	145,314	70,522	—	215,836
Investment income	3,211	—	—	3,211
Interest expense	4,879	—	—	4,879
Income before provision for income taxes	143,646	70,522	—	214,168
Provision for income taxes	47,703	26,118	—	73,821
Net income	$95,943	$44,404	$—	$140,347
	Nine months ended September 27, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,309,589	$—	$(7,915)	$4,301,674
Financial Services	—	514,324	(1,231)	513,093
Total revenue	4,309,589	514,324	(9,146)	4,814,767
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,670,146	—	—	2,670,146
Financial Services interest expense	—	120,938	—	120,938
Financial Services provision for credit losses	—	68,655	—	68,655
Selling, administrative and engineering expense	763,637	112,067	(9,146)	866,558
Total costs and expenses	3,433,783	301,660	(9,146)	3,726,297
Operating income	875,806	212,664	—	1,088,470
Investment income	105,983	—	(100,000)	5,983
Interest expense	4,897	—	—	4,897
Income before provision for income taxes	976,892	212,664	(100,000)	1,089,556
Provision for income taxes	303,852	75,693	—	379,545
Net income	$673,040	$136,971	$(100,000)	$710,011

	September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$438,875	$351,409	$—	$790,284
Marketable securities	5,038	—	—	5,038
Accounts receivable, net	751,770	—	(405,594)	346,176
Finance receivables, net	—	2,205,644	—	2,205,644
Inventories	426,547	—	—	426,547
Restricted cash	—	65,088	—	65,088
Deferred income taxes	61,611	61,998	—	123,609
Other current assets	110,060	41,305	(11,407)	139,958
Total current assets	1,793,901	2,725,444	(417,001)	4,102,344
Finance receivables, net	—	4,944,322	—	4,944,322
Property, plant and equipment, net	917,984	36,491	—	954,475
Goodwill	54,663	—	—	54,663
Deferred income taxes	73,639	9,066	(1,874)	80,831
Other long-term assets	133,441	24,605	(82,455)	75,591
	$2,973,628	$7,739,928	$(501,330)	$10,212,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,945	$428,243	$(405,594)	$291,594
Accrued liabilities	419,675	98,268	(11,410)	506,533
Short-term debt	—	1,055,428	—	1,055,428
Current portion of long-term debt, net	—	700,152	—	700,152
Total current liabilities	688,620	2,282,091	(417,004)	2,553,707
Long-term debt, net	741,144	4,429,465	—	5,170,609
Pension liability	120,494	—	—	120,494
Postretirement healthcare benefits	182,825	—	—	182,825
Other long-term liabilities	160,784	28,425	3,014	192,223
Shareholders’ equity	1,079,761	999,947	(87,340)	1,992,368
	$2,973,628	$7,739,928	$(501,330)	$10,212,226

	December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$400,443	$321,766	$—	$722,209
Marketable securities	45,192	—	—	45,192
Accounts receivable, net	390,799	—	(143,394)	247,405
Finance receivables, net	—	2,053,582	—	2,053,582
Inventories	585,907	—	—	585,907
Restricted cash	—	88,267	—	88,267
Deferred income taxes	56,319	46,450	—	102,769
Other current assets	90,824	43,807	(2,079)	132,552
Total current assets	1,569,484	2,553,872	(145,473)	3,977,883
Finance receivables, net	—	4,814,571	—	4,814,571
Property, plant and equipment, net	906,972	35,446	—	942,418
Goodwill	54,182	—	—	54,182
Deferred income taxes	86,075	15,681	(2,142)	99,614
Other long-term assets	133,753	31,158	(80,602)	84,309
	$2,750,466	$7,450,728	$(228,217)	$9,972,977
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,050	$158,958	$(143,394)	$235,614
Accrued liabilities	387,137	89,048	(4,221)	471,964
Short-term debt	—	1,201,380	—	1,201,380
Current portion of long-term debt, net	—	838,349	—	838,349
Total current liabilities	607,187	2,287,735	(147,615)	2,747,307
Long-term debt, net	740,653	4,091,816	—	4,832,469
Pension liability	164,888	—	—	164,888
Postretirement healthcare benefits	193,659	—	—	193,659
Other long-term liabilities	166,440	28,560	—	195,000
Shareholders’ equity	877,639	1,042,617	(80,602)	1,839,654
	$2,750,466	$7,450,728	$(228,217)	$9,972,977

	September 27, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$963,360	$405,194	$—	$1,368,554
Marketable securities	47,358	—	—	47,358
Accounts receivable, net	725,828	—	(431,774)	294,054
Finance receivables, net	—	2,068,873	—	2,068,873
Inventories	466,657	—	—	466,657
Restricted cash	—	113,499	—	113,499
Deferred income taxes	53,218	47,340	—	100,558
Other current assets	121,953	37,893	(9,179)	150,667
Total current assets	2,378,374	2,672,799	(440,953)	4,610,220
Finance receivables, net	—	5,009,473	—	5,009,473
Property, plant and equipment, net	845,297	32,490	—	877,787
Goodwill	54,267	—	—	54,267
Deferred income taxes	59,649	14,232	(1,929)	71,952
Other long-term assets	135,766	32,522	(79,953)	88,335
	$3,473,353	$7,761,516	$(522,835)	$10,712,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,154	$458,514	$(431,774)	$316,894
Accrued liabilities	382,292	93,168	(11,108)	464,352
Short-term debt	—	990,049	—	990,049
Current portion of long-term debt, net	—	885,889	—	885,889
Total current liabilities	672,446	2,427,620	(442,882)	2,657,184
Long-term debt, net	741,057	4,299,587	—	5,040,644
Pension liability	61,458	—	—	61,458
Postretirement healthcare benefits	193,406	—	—	193,406
Other long-term liabilities	172,038	27,631	—	199,669
Shareholders’ equity	1,632,948	1,006,678	(79,953)	2,559,673
	$3,473,353	$7,761,516	$(522,835)	$10,712,034

	Nine months ended September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$697,061	$131,163	$(183,239)	$644,985
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of intangibles	148,851	5,714	—	154,565
Amortization of deferred loan origination costs	—	65,445	—	65,445
Amortization of financing origination fees	491	6,721	—	7,212
Provision for employee long-term benefits	27,608	—	—	27,608
Employee benefit plan contributions and payments	(47,658)	—	—	(47,658)
Stock compensation expense	23,056	1,853	—	24,909
Net change in wholesale finance receivables related to sales	—	—	(169,599)	(169,599)
Provision for credit losses	—	97,127	—	97,127
Gain on off-balance sheet securitization	—	(9,269)	—	(9,269)
Loss on debt extinguishment	—	118	—	118
Pension plan settlement expense	900	—	—	900
Deferred income taxes	(574)	(10,419)	(268)	(11,261)
Foreign currency adjustments	(11,741)	—	—	(11,741)
Other, net	(12,416)	648	239	(11,529)
Change in current assets and current liabilities:
Accounts receivable, net	(348,996)	—	262,200	(86,796)
Finance receivables—accrued interest and other	—	364	—	364
Inventories	173,975	—	—	173,975
Accounts payable and accrued liabilities	74,269	277,142	(254,221)	97,190
Derivative instruments	(1,992)	—	—	(1,992)
Other	(18,924)	2,180	—	(16,744)
Total adjustments	6,849	437,624	(161,649)	282,824
Net cash provided by operating activities	703,910	568,787	(344,888)	927,809

	Nine months ended September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(155,967)	(6,759)	—	(162,726)
Origination of finance receivables	—	(6,297,040)	3,287,561	(3,009,479)
Collections of finance receivables	—	5,566,139	(3,125,673)	2,440,466
Proceeds from finance receivables sold	—	312,571	—	312,571
Sales and redemptions of marketable securities	40,014	—	—	40,014
Other	251	—	—	251
Net cash used by investing activities	(115,702)	(425,089)	161,888	(378,903)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(451,336)	—	(451,336)
Repayments of securitization debt	—	(535,616)	—	(535,616)
Net decrease in credit facilities and unsecured commercial paper	—	(146,328)	—	(146,328)
Borrowings of asset-backed commercial paper	—	33,428	—	33,428
Repayments of asset-backed commercial paper	—	(55,170)	—	(55,170)
Net change in restricted cash	—	30,981	—	30,981
Dividends paid	(190,387)	(183,000)	183,000	(190,387)
Purchase of common stock for treasury	(374,234)	—	—	(374,234)
Excess tax benefits from share-based payments	1,291	—	—	1,291
Issuance of common stock under employee stock option plans	6,444	—	—	6,444
Net cash used by financing activities	(556,886)	(113,645)	183,000	(487,531)
Effect of exchange rate changes on cash and cash equivalents	7,110	(410)	—	6,700
Net increase in cash and cash equivalents	$38,432	$29,643	$—	$68,075
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$400,443	$321,766	$—	$722,209
Net increase in cash and cash equivalents	38,432	29,643	—	68,075
Cash and cash equivalents—end of period	$438,875	$351,409	$—	$790,284

	Nine months ended September 27, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$673,040	$136,971	$(100,000)	$710,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of intangibles	135,232	6,792	—	142,024
Amortization of deferred loan origination costs	—	71,012	—	71,012
Amortization of financing origination fees	107	7,224	—	7,331
Provision for employee long-term benefits	36,954	—	—	36,954
Employee benefit plan contributions and payments	(19,358)	—	—	(19,358)
Stock compensation expense	21,723	2,009	—	23,732
Net change in wholesale finance receivables related to sales	—	—	(157,532)	(157,532)
Provision for credit losses	—	68,655	—	68,655
Deferred income taxes	2,951	(12,223)	—	(9,272)
Foreign currency adjustments	22,010	—	—	22,010
Other, net	3,778	1,222	—	5,000
Change in current assets and current liabilities:
Accounts receivable, net	(331,347)	—	270,660	(60,687)
Finance receivables—accrued interest and other	—	(98)	—	(98)
Inventories	(36,109)	—	—	(36,109)
Accounts payable and accrued liabilities	141,577	319,734	(250,266)	211,045
Derivative instruments	(6,734)	—	—	(6,734)
Other	11,293	1,680	—	12,973
Total adjustments	(17,923)	466,007	(137,138)	310,946
Net cash provided by operating activities	655,117	602,978	(237,138)	1,020,957

	Nine months ended September 27, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(134,164)	(4,890)	—	(139,054)
Origination of finance receivables	—	(6,512,799)	3,399,972	(3,112,827)
Collections of finance receivables	—	5,656,189	(3,262,834)	2,393,355
Sales and redemptions of marketable securities	9,500	—	—	9,500
Acquisition of business	(59,910)	—	—	(59,910)
Other	5,172	—	—	5,172
Net cash used by investing activities	(179,402)	(861,500)	137,138	(903,764)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	740,949	—	—	740,949
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Repayments of medium-term notes	—	(600,000)	—	(600,000)
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	1,195,668	—	1,195,668
Repayments of securitization debt	—	(764,909)	—	(764,909)
Net increase in credit facilities and unsecured commercial paper	—	258,734	—	258,734
Borrowings of asset-backed commercial paper	—	69,191	—	69,191
Repayments of asset-backed commercial paper	—	(55,124)	—	(55,124)
Net change in restricted cash	—	(15,165)	—	(15,165)
Dividends paid	(191,451)	(100,000)	100,000	(191,451)
Purchase of common stock for treasury	(894,565)	—	—	(894,565)
Excess tax benefits from share-based payments	2,878	—	—	2,878
Issuance of common stock under employee stock option plans	16,755	—	—	16,755
Net cash (used by) provided by financing activities	(75,434)	333,781	100,000	358,347
Effect of exchange rate changes on cash and cash equivalents	(10,816)	(2,850)	—	(13,666)
Net increase in cash and cash equivalents	$389,465	$72,409	$—	$461,874
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$573,895	$332,785	$—	$906,680
Net increase in cash and cash equivalents	389,465	72,409	—	461,874
Cash and cash equivalents—end of period	$963,360	$405,194	$—	$1,368,554

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
Overview
The Company’s net income was $114.1 million, or $0.64 per diluted share, for the third quarter of 2016 compared to $140.3 million, or $0.69 per diluted share, in the third quarter of 2015. Operating income from Motorcycles decreased $34.1 million or 23.9% compared to last year’s third quarter due primarily to lower motorcycle shipments and higher manufacturing costs. Operating income from Financial Services in the third quarter of 2016 was $69.4 million, down 4.6% compared to $72.8 million in the year-ago quarter.
Worldwide retail sales of new Harley-Davidson motorcycles were down 4.5% compared to the third quarter of 2015. During the third quarter of 2016, independent dealer retail sales of new Harley-Davidson motorcycles were 7.1% lower in the U.S. behind weak industry sales while retail sales in international markets were up 1.0% compared to the prior year third quarter.

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of October 18, 2016 and the remaining forward looking statements in this report are only made as of the date of the filing of this report (November 3, 2016) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On October 18, 2016, the Company provided the following information concerning its expectations for the remainder of 2016:
The Company continues to expect to ship 264,000 to 269,000 Harley-Davidson motorcycles to dealers in 2016, approximately down 1% to up 1% compared to 2015. In addition, the Company announced that its full-year shipment estimate included expected shipments of 44,200 to 49,200 motorcycles in the fourth quarter of 2016 compared to 48,149 motorcycles shipped in the fourth quarter of 2015 which is approximately down 8% to up 2%. These expectations reflect that the Company is encouraged by the momentum experienced in the U.S. in September, when new model-year 2017 motorcycles drove an increase in retail sales of approximately 5% and an increase in market share in the U.S. for 601+cc motorcycles of more than 3 percentage points. The Company expects worldwide year-over-year retail sales results in the fourth quarter of 2016 to be impacted by:
•Significant demand for products featuring the Milwaukee-Eight™ engine
•The Company's increase in demand-driving investments
•Expansion of its international dealer network
•Last year's U.S. industry decline of 3.8%
The Company continues to expect 2016 full-year operating margin percent for the Motorcycles segment to be between 15% and 16% compared to 16.5% in 2015.
The Company continues to expect gross margin to be down in 2016 compared to 2015; however, it expects manufacturing costs to be favorable in the fourth quarter of 2016 compared to the prior year quarter as the Company returns to normal operations. The Company had experienced unfavorable manufacturing costs in the first three quarters of 2016 compared to the first three quarters of 2015 due in part to start-up costs associated with the implementation of its ERP system at its Kansas City manufacturing facility and the new Milwaukee-Eight™ engine introduced with the model-year 2017 Touring motorcycles.
The impact of foreign currency on gross profit during the fourth quarter will depend on future exchange rates. If foreign currency rates experienced recently remained constant throughout the remainder of 2016, the Company estimates the impact to gross profit in the fourth quarter would not be significant.
As a result of slower industry growth that the Company continues to experience in the U.S., it announced that it will streamline its operations in the fourth quarter of 2016. The Company expects a fourth quarter 2016 charge of approximately $20 million to $25 million, primarily for employee separation and other reorganization costs. Including the reorganization costs, the Company continues to expect full-year selling, administrative and engineering expenses to be flat to up modestly from 2015. The Company now expects full-year selling, administrative and engineering expenses to be largely flat as a percent of revenue. The Company had previously expected full-year selling, administrative and engineering expenses to be lower as a percent of revenue. The Company expects its streamlining activities will result in savings of approximately $30 million to $35 million in 2017.
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
The Company continues to expect its full-year 2016 effective income tax rate will be approximately 33%. The 2015 effective tax rate was 34.6%.

Results of Operations for the Three Months Ended September 25, 2016
Compared to the Three Months Ended September 27, 2015
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 25, 2016	September 27, 2015	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$108,929	$143,065	$(34,136)	(23.9)%
Operating income from Financial Services	69,447	72,771	(3,324)	(4.6)
Operating income	178,376	215,836	(37,460)	(17.4)
Investment income	2,300	3,211	(911)	(28.4)
Interest expense	7,706	4,879	2,827	57.9
Income before income taxes	172,970	214,168	(41,198)	(19.2)
Provision for income taxes	58,905	73,821	(14,916)	(20.2)
Net income	$114,065	$140,347	$(26,282)	(18.7)%
Diluted earnings per share	$0.64	$0.69	$(0.05)	(7.2)%
Consolidated operating income was down 17.4% in the third quarter of 2016 primarily due to a decrease in operating income from the Motorcycles segment which declined by $34.1 million, or 23.9%, compared to the third quarter of 2015. Operating income from the Financial Services segment decreased $3.3 million, or 4.6%, compared to the third quarter of 2015. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Corporate interest expense was $2.8 million higher in the third quarter of 2016 compared to the third quarter of 2015 due to the issuance of debt on July 28, 2015. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 and utilized the proceeds to fund the purchase of its common stock in the third and fourth quarters of 2015.
The effective income tax rate for the third quarter of 2016 was 34.1% compared to 34.5% for the third quarter of 2015.
Diluted earnings per share were $0.64 in the third quarter of 2016, down 7.2% from the same period in the prior year. Diluted earnings per share were adversely impacted by the 18.7% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 204.6 million in the third quarter of 2015 to 179.3 million in the third quarter of 2016, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Worldwide Retail Sales(a)

The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	September 30, 2016	September 30, 2015	(Decrease) Increase	% Change
Americas Region
United States	45,469	48,918	(3,449)	(7.1)%
Canada	2,663	2,554	109	4.3%
Latin America	2,605	2,818	(213)	(7.6)%
Total Americas Region	50,737	54,290	(3,553)	(6.5)%
Europe, Middle East and Africa Region (EMEA)
Europe(b)	8,807	8,441	366	4.3%
Other	1,417	1,590	(173)	(10.9)%
Total EMEA Region	10,224	10,031	193	1.9%
Asia Pacific Region
Japan	2,762	2,642	120	4.5%
Other	5,232	5,215	17	0.3%
Total Asia Pacific Region	7,994	7,857	137	1.7%
Total Worldwide Retail Sales	68,955	72,178	(3,223)	(4.5)%
Total International Retail Sales	23,486	23,260	226	1.0%

Worldwide independent dealer retail sales of Harley-Davidson motorcycles during the third quarter of 2016 decreased 4.5% compared to the third quarter of 2015. Retail sales of Harley-Davidson motorcycles decreased 7.1% in the United States and increased 1.0% internationally in the third quarter of 2016. The Company believes its investments to drive demand are mitigating the effects of the intense global competitive environment, including the expanded price gaps to the competition in the U.S. and the impact of new product introductions. This was evidenced by the very positive response the Company received to its model-year 2017 Touring motorcycles featuring its new Milwaukee-Eight™ engine. The new model-year 2017 motorcycles drove significantly improved U.S. retail sales and market share in September as well as positive retail momentum in the EMEA region. In the Asia Pacific region, the initial customer response was also encouraging as the 2017 models only began arriving in that region at the end of the third quarter.
The Company's U.S. retail sales decreased by 7.1% in the third quarter of 2016 on weak industry results. U.S. industry registrations of 601+cc motorcycles in the third quarter of 2016 decreased 6.3%. The Company believes the decrease was due to strong prior year industry growth driven by aggressive competitive discounting, weak sales in oil-dependent areas and lower year-over-year used motorcycle values across the industry.
The Company's U.S. market share of 601+cc motorcycles for the third quarter of 2016 was 52.3%, essentially flat compared to the same period last year (Source: Motorcycle Industry Council). The Company believes its third quarter market share stability was driven by its demand driving investments and a strong reception to its new model-year 2017 motorcycles.
In the EMEA region, retail sales of Harley-Davidson motorcycles in the third quarter of 2016 increased 1.9% compared to the prior year due in part to a positive reception to the Company's new model-year 2017 motorcycles.
Third quarter 2016 retail sales in the Asia Pacific region were up 1.7% compared to the third quarter of 2015 driven by growth in Japan and Australia. The Company believes growth in the Asia Pacific region will continue in the fourth quarter of 2016 due to the improving availability of its model-year 2017 motorcycles, the planned opening of 11 new dealerships, and the reopening of several dealerships in Indonesia that were exited at the beginning of 2016.(1)
Latin America retail sales were down 7.6% in the third quarter of 2016 compared to the prior year as a result of lower retail sales in Brazil. The Company believes retail sales in the Brazil market continued to be impacted by a slowing economy, consumer uncertainty and aggressive price competition. In response to the nearly 50% devaluation of the Brazilian Real in

2015, the Company raised prices for model-year 2016 motorcycles by approximately 23% to improve its profitability per motorcycle.
Retail sales in Canada were 4.3% higher in the third quarter of 2016 compared to the third quarter of 2015.
In support of the Company's strategic focus on increasing brand access, it plans to continue to expand its international distribution. The Company added nine new international dealerships in the third quarter of 2016 and it expects to add another 16 new dealers, including the 11 new dealerships in the Asia Pacific region discussed above, in the fourth quarter of 2016.(1)

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 25, 2016		September 27, 2015		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	26,269	54.0%	30,092	56.3%	(3,823)	(12.7)%
International	22,342	46.0%	23,380	43.7%	(1,038)	(4.4)
Harley-Davidson motorcycle units	48,611	100.0%	53,472	100.0%	(4,861)	(9.1)%
Touring motorcycle units	23,295	47.9%	21,994	41.1%	1,301	5.9%
Cruiser motorcycle units	13,986	28.8%	18,405	34.4%	(4,419)	(24.0)
Sportster® / Street motorcycle units	11,330	23.3%	13,073	24.5%	(1,743)	(13.3)
Harley-Davidson motorcycle units	48,611	100.0%	53,472	100.0%	(4,861)	(9.1)%
 The Company shipped 48,611 Harley-Davidson motorcycles worldwide during the third quarter of 2016, which was 9.1% lower than the third quarter of 2015 and in line with the Company's expectations.
Shipments of Touring motorcycles as a percentage of total shipments increased in the third quarter of 2016 compared to the prior year while shipments of Cruiser and Sportster® / Street motorcycles as a percentage of total shipments decreased. The higher shipment mix of Touring motorcycles reflects the Company's investment in new 2017 Touring motorcycles featuring the Milwaukee-Eight™ engine.
U.S. dealer retail inventory of Harley-Davidson motorcycles was higher at the end of the third quarter of 2016 compared to the third quarter of 2015. The increase was driven by lower than expected retail sales and the initial dealer fill of model-year 2017 motorcycles. The Company is committed to its strategy to manage supply in line with demand, and it plans to reduce production in the fourth quarter of 2016 in support of its expectation for 2016 year-end U.S. retail inventory to be in line with the prior year.(1) The Company does expect retail inventory growth in its international markets as it plans to add a total of 36 new international dealerships in 2016.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 25, 2016	September 27, 2015	(Decrease) Increase	% Change
Revenue:
Motorcycles	$788,856	$812,398	$(23,542)	(2.9)%
Parts & Accessories	231,279	252,226	(20,947)	(8.3)
General Merchandise	65,289	69,008	(3,719)	(5.4)
Other	6,206	6,689	(483)	(7.2)
Total revenue	1,091,630	1,140,321	(48,691)	(4.3)
Cost of goods sold	724,611	746,282	(21,671)	(2.9)
Gross profit	367,019	394,039	(27,020)	(6.9)
Selling & administrative expense	217,946	212,278	5,668	2.7
Engineering expense	40,144	38,696	1,448	3.7
Operating expense	258,090	250,974	7,116	2.8
Operating income from Motorcycles	$108,929	$143,065	$(34,136)	(23.9)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2015 to the third quarter of 2016 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 27, 2015	$1,140.3	$746.3	$394.0
Volume	(96.3)	(61.1)	(35.2)
Price, net of related cost	23.3	9.2	14.1
Foreign currency exchange rates and hedging	8.5	7.7	0.8
Shipment mix	15.8	6.2	9.6
Raw material prices	—	(2.4)	2.4
Manufacturing and other costs	—	18.7	(18.7)
Total	(48.7)	(21.7)	(27.0)
Three months ended September 25, 2016	$1,091.6	$724.6	$367.0
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2015 to the third quarter of 2016:

•	Volume decreases were driven by lower wholesale motorcycle shipments in the third quarter of 2016.

•
On average, wholesale prices for the Company’s model-year 2016 and 2017 motorcycles are higher than the prior model-years resulting in the favorable impact on revenue during the period. The impact of revenue favorability on gross profit was partially offset by increases in cost related to additional content. Wholesale and MSRP weighted average prices of the Company's model-year 2017 motorcycles increased by approximately 2.25%. After adjusting for the cost of new content and based on assumptions regarding mix, the Company expects pricing net of cost to be up approximately 1.25 percentage points expressed as a percent of revenue.

•	Gross profit was positively impacted by foreign currency due to higher revenues behind a slightly weaker U.S. dollar in the current quarter.

•	Shipment mix changes positively impacted gross profit. A stronger mix of model-year 2017 Touring motorcycles that feature the Milwaukee-Eight™ engine led to mix favorability during the quarter.

•	Raw material prices were lower in the third quarter of 2016 relative to the third quarter of 2015.

•
As the Company expected, manufacturing costs in the third quarter of 2016 were negatively impacted by costs related to the implementation of the ERP system at the Company's Kansas City manufacturing facility and the launch of the new Milwaukee-Eight™ engine. The Company's fixed cost absorption was also unfavorable as a result of lower production in the third quarter of 2016 compared to the third quarter of 2015.

The net increase in operating expense was primarily due to the Company's increased investments in marketing and product development to drive demand. As previously disclosed, the Company is significantly increasing its investments to drive demand. The Company now expects to increase its investments in customer-facing marketing and new product development by $60 million to $70 million in 2016.(1) These investments began in the first quarter and will continue throughout 2016 and consist of primarily selling, administrative and engineering expenses.(1)
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 25, 2016	September 27, 2015	Increase (Decrease)	% Change
Interest income	$160,005	$156,185	$3,820	2.4%
Other income	22,472	20,924	1,548	7.4
Securitization and servicing income	706	—	706	—
Financial Services revenue	183,183	177,109	6,074	3.4
Interest expense	42,573	41,214	1,359	3.3
Provision for credit losses	36,543	27,233	9,310	34.2
Operating expenses	34,620	35,891	(1,271)	(3.5)
Financial Services expense	113,736	104,338	9,398	9.0
Operating income from Financial Services	$69,447	$72,771	$(3,324)	(4.6)%
Interest income for the third quarter of 2016 increased primarily due to higher average receivables and a higher yield on the retail finance receivables. Other income was slightly favorable on increased credit card licensing and international revenue.
Interest expense for the third quarter of 2016 increased due primarily to a higher cost of funds, partially offset by lower average outstanding debt.
The provision for credit losses increased $9.3 million in the third quarter of 2016 as compared to the third quarter of 2015. The retail motorcycle provision increased as a result of higher credit losses and an associated increase in the retail reserve rate. Credit losses were higher as a result of higher losses in oil-dependent areas, normalizing loan performance, and lower used motorcycle values at auction.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 25, 2016	September 27, 2015
Balance, beginning of period	$161,353	$139,231
Provision for credit losses	36,543	27,233
Charge-offs	(35,749)	(30,203)
Recoveries	9,369	9,122
Balance, end of period	$171,516	$145,383

Results of Operations for the Nine Months Ended September 25, 2016
Compared to the Nine Months Ended September 27, 2015
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 25, 2016	September 27, 2015	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$764,135	$869,122	$(104,987)	(12.1)%
Operating income from Financial Services	215,391	219,348	(3,957)	(1.8)
Operating income	979,526	1,088,470	(108,944)	(10.0)
Investment income	3,754	5,983	(2,229)	(37.3)
Interest expense	21,968	4,897	17,071	NM
Income before income taxes	961,312	1,089,556	(128,244)	(11.8)
Provision for income taxes	316,327	379,545	(63,218)	(16.7)
Net income	$644,985	$710,011	$(65,026)	(9.2)%
Diluted earnings per share	$3.55	$3.41	$0.14	4.1%
Consolidated operating income was down 10.0% in the first nine months of 2016 primarily driven by a decrease in operating income from the Motorcycles segment which declined by $105.0 million, or 12.1%, compared to the first nine months of 2015. Operating income from the Financial Services segment declined by $4.0 million in the first nine months of 2016 compared to the first nine months of 2015. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Corporate interest expense was higher in the first nine months of 2016 compared to the first nine months of 2015 due to the issuance of debt in the third quarter of 2015. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 and utilized the proceeds to fund the purchase of its common stock in the third and fourth quarters of 2015.
The effective income tax rate for the first nine months of 2016 was 32.9% compared to 34.8% for the first nine months of 2015. The 2016 income tax provision included discrete tax benefits following the closure of various tax audits during the second quarter of 2016.
Diluted earnings per share were $3.55 in the first nine months of 2016, up 4.1% from the same period in the prior year. Diluted earnings per share benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 208.3 million in the first nine months of 2015 to 181.6 million in the first nine months of 2016, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data

Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Nine months ended
	September 30, 2016	September 30, 2015	(Decrease) Increase	% Change
Americas Region
United States	135,581	142,196	(6,615)	(4.7)%
Canada	8,946	8,414	532	6.3
Latin America	7,064	8,091	(1,027)	(12.7)
Total Americas Region	151,591	158,701	(7,110)	(4.5)
Europe, Middle East and Africa Region (EMEA)
Europe(b)	32,590	30,720	1,870	6.1
Other	5,357	4,878	479	9.8
Total EMEA Region	37,947	35,598	2,349	6.6
Asia Pacific Region
Japan	7,631	7,194	437	6.1
Other	16,510	16,277	233	1.4
Total Asia Pacific Region	24,141	23,471	670	2.9
Total Worldwide Retail Sales	213,679	217,770	(4,091)	(1.9)%
Total International Retail Sales	78,098	75,574	2,524	3.3%

Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 1.9% during the first nine months of 2016 compared to the first nine months of 2015. Retail sales of Harley-Davidson motorcycles increased 3.3% internationally and decreased 4.7% in the United States in the first nine months of 2016.
The Company's U.S. market share of 601+cc motorcycles for the first nine months of 2016 was 50.8%, up 0.8 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The industry was down 5.6% in the first nine months of 2016.
Retail sales in the first nine months of 2016 in the EMEA region were up 6.6% compared to the first nine months of 2015 reflecting a significant increase in demand driving investments in that market and a positive reception of model-year 2017 motorcycles featuring the Milwaukee-Eight™ engine. During the first nine months of 2016, the Company's market share of 601+cc motorcycles in Europe was 10.3%, down 0.1 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles).
In the Asia-Pacific region, retail sales increased 2.9% in the first nine months of 2016 compared to the same period last year.
Latin America retail sales in the first nine months of 2016 were down 12.7% compared to the first nine months of 2015 primarily due to a decline in Brazil, partially offset by growth in Mexico.
Retail sales in Canada were up 6.3% in the first nine months of 2016 compared to the same period last year. The Company believes the market continued to respond well to the change to a direct distribution model and pricing adjustments that were implemented with the model-year 2016 motorcycles.

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales and this information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Nine months ended
	September 30, 2016	September 30, 2015	(Decrease)Increase	% Change
United States(b)	263,479	279,013	(15,534)	(5.6)%
Europe(c)	337,695	313,303	24,392	7.8%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 25, 2016		September 27, 2015		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	141,708	64.5%	141,884	65.0%	(176)	(0.1)%
International	78,099	35.5%	76,349	35.0%	1,750	2.3
Harley-Davidson motorcycle units	219,807	100.0%	218,233	100.0%	1,574	0.7%
Touring motorcycle units	89,467	40.7%	95,354	43.7%	(5,887)	(6.2)%
Cruiser motorcycle units	78,570	35.7%	71,753	32.9%	6,817	9.5
Sportster® / Street motorcycle units	51,770	23.6%	51,126	23.4%	644	1.3
Harley-Davidson motorcycle units	219,807	100.0%	218,233	100.0%	1,574	0.7%

The Company shipped 219,807 motorcycles worldwide during the first nine months of 2016, which was 0.7% higher than the first nine months of 2015. International shipments as a percent of total shipments were 35.5% in the first nine months of 2016 compared to 35.0% for the first nine months of 2015.
The shipment mix percentage of Cruiser and Sportster® / Street motorcycles increased in the first nine months of 2016 while the shipment mix percentage of Touring motorcycles decreased compared to the same period last year. The higher shipment mix of Cruiser and Sportster® / Street motorcycles was in response to strong consumer demand driven by the Company's investment in its model-year 2016 product.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 25, 2016	September 27, 2015	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,437,066	$3,376,356	$60,710	1.8%
Parts & Accessories	673,192	692,938	(19,746)	(2.8)
General Merchandise	211,664	212,954	(1,290)	(0.6)
Other	16,431	19,426	(2,995)	(15.4)
Total revenue	4,338,353	4,301,674	36,679	0.9
Cost of goods sold	2,773,496	2,670,146	103,350	3.9
Gross profit	1,564,857	1,631,528	(66,671)	(4.1)
Selling & administrative expense	670,086	645,933	24,153	3.7
Engineering expense	130,636	116,473	14,163	12.2
Operating expense	800,722	762,406	38,316	5.0
Operating income from Motorcycles	$764,135	$869,122	$(104,987)	(12.1)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2015 to the first nine months of 2016 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 27, 2015	$4,301.7	$2,670.2	$1,631.5
Volume	0.5	0.1	0.4
Price, net of related costs	74.4	32.5	41.9
Foreign currency exchange rates and hedging	(8.4)	24.8	(33.2)
Shipment mix	(29.8)	(10.5)	(19.3)
Raw material prices	—	(17.4)	17.4
Manufacturing and other costs	—	73.8	(73.8)
Total	36.7	103.3	(66.6)
Nine months ended September 25, 2016	$4,338.4	$2,773.5	$1,564.9
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2015 to first nine months of 2016:

•	Volume increases in 2016 were driven by the increase in wholesale motorcycle shipments offset by decreases in parts & accessories and general merchandise.

•
On average, wholesale prices for the Company’s model-year 2016 and 2017 motorcycles are higher than the prior model-years resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in costs related to the additional content added to the model-year 2016 and 2017 motorcycles.

•	Gross profit was negatively impacted by foreign currency due to lower hedge gains, given the significant gains experienced in the prior year, and lower revenues behind a slightly stronger U.S. dollar.

•	Shipment mix changes negatively impacted gross profit primarily due to changes in motorcycle family mix.

•	Raw material prices were lower in the first nine months of 2016 relative to the first nine months of 2015.

•
Manufacturing costs in the first nine months of 2016 were negatively impacted by higher year-over-year costs related to the implementation of the ERP system at the Company's Kansas City manufacturing facility, the launch of the new Milwaukee-Eight™ engine, other plant inefficiencies and lost absorption. The Company's fixed cost absorption was unfavorable as a result of lower production in the first nine months of 2016 compared to the first nine months of 2015.

The net increase in operating expense was primarily due to the Company's increased investments in marketing and product development to drive demand. Selling and administrative expenses were also higher in 2016 due to costs associated with managing the Canadian operations that the Company acquired in August 2015.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 25, 2016	September 27, 2015	Increase (Decrease)	% Change
Interest income	$469,539	$450,037	$19,502	4.3%
Other income	67,739	63,056	4,683	7.4
Securitization and servicing income	10,227	—	10,227	—
Financial Services revenue	547,505	513,093	34,412	6.7
Interest expense	131,387	120,938	10,449	8.6
Provision for credit losses	97,127	68,655	28,472	41.5
Operating expenses	103,600	104,152	(552)	(0.5)
Financial Services expense	332,114	293,745	38,369	13.1
Operating income from Financial Services	$215,391	$219,348	$(3,957)	(1.8)%
Interest income was higher in the first nine months of 2016 as compared to the first nine months of 2015 due to higher average receivables in the retail and wholesale portfolios, partially offset by a lower retail yield due in part to low rate promotional activity primarily in 2015. Other income was favorable primarily due to increased credit card licensing revenue, insurance commissions, and international revenue. Securitization and servicing income was higher primarily due to a $9.3 million gain on the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization during the second quarter of 2016. There was no comparable transaction in the prior year.
Interest expense increased due to higher average outstanding debt and an unfavorable cost of funds.
The provision for credit losses increased $28.5 million in the first nine months of 2016. The retail motorcycle provision increased $31.3 million in the first nine months of 2016 driven by higher credit losses and an associated increase in the retail reserve rate. Credit losses were higher as a result of higher losses on loans in oil-dependent areas, normalizing loan performance, and lower used motorcycle values at auction. The wholesale provision was favorable by $2.0 million.
On a year-to-date basis, retail loan originations were comprised of approximately 80% prime loans and 20% sub-prime. The Company believes sub-prime originations continue to represent a significant number of retail sales to the Company at attractive returns which further reinforces the competitive advantage that HDFS brings to the Company.
Annualized credit losses for HDFS' on-balance sheet retail motorcycle loans were 1.59% through September 25, 2016 compared to 1.19% through September 27, 2015. The 30-day delinquency rate for on-balance sheet retail motorcycle loans at September 25, 2016 was 3.61% compared to 3.16% at September 27, 2015.
The Company’s serviced retail motorcycle portfolio includes both on-balance sheet and off-balance sheet retail motorcycle finance receivables at September 25, 2016 as a result of the Company’s second quarter 2016 off-balance sheet asset-backed securitization. Total annualized credit losses for serviced retail motorcycle loans were 1.57% through September 25, 2016. The 30-day delinquency rate for serviced retail motorcycle loans at September 25, 2016 was 3.49%. The Company’s finance receivables were all on-balance sheet in 2015.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 25, 2016	September 27, 2015
Balance, beginning of period	$147,178	$127,364
Provision for credit losses	97,127	68,655
Charge-offs	(101,853)	(83,939)
Recoveries	32,355	33,303
Other (a)	(3,291)	—
Balance, end of period	$171,516	$145,383

(a)	Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction.
Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as of September 25, 2016 to reflect the new projected principal and interest payments for the remainder of 2016 and beyond as follows (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Principal payments on debt	$1,019,456	$2,427,578	$2,153,909	$1,347,101	$6,948,044
Interest payments on debt	38,599	300,523	133,563	428,237	900,922
	$1,058,055	$2,728,101	$2,287,472	$1,775,338	$7,848,966
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at September 25, 2016 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet term asset-backed securitizations and senior unsecured notes are shown gross of debt issuance costs. Refer to Note 11 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of September 25, 2016, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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

Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA delivered various additional requests for information to which the Company has responded. More recently, in August 2016, the Company entered into a consent decree with the EPA regarding these issues (the “Settlement”). In the Settlement the Company agreed to, among other things, pay a fine, fund a three-year emissions mitigation project, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. The Company anticipates the EPA will move the court to finalize the Settlement in November 2016. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties in various environmental matters, including a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study (RI/FS). In January 1995, the Company entered into a settlement agreement (the Agreement) with the Navy, and the parties amended the Agreement in 2013 to address ordnance and explosive waste.
The Agreement calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). The trust administers the payment of the Response Costs incurred at the York facility as covered by the Agreement.
The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in accrued liabilities in the Consolidated Balance Sheets. While much of the work on the RI/FS is complete, it is still under agency review and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS that is finally approved or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
In July 2016, the National Highway Traffic Safety Administration (NHTSA) announced that it will investigate certain of the Company's model-year 2008-2011 motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.

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
The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset backed financings do not meet the criteria to be treated as a sale for accounting purposes because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt.
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet, and a gain of $9.3 million was recognized in Financial Services Revenue. For more information see Note 12.
Liquidity and Capital Resources as of September 25, 2016(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders(1). The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations(1). The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and term asset-backed securitizations.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

September 25, 2016
Cash and cash equivalents	$790,284
Current marketable securities	5,038
Total cash and cash equivalents and marketable securities	795,322

Credit facilities	409,572
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(b)	42,817
Total availability under credit facilities	1,052,389
Total	$1,847,711

(a)	The U.S. commercial paper conduit facility expires on December 14, 2016. The Company anticipates that it will renew this facility prior to expiration.

(b)	The Canadian commercial paper conduit facility, which is limited to Canadian denominated borrowings, was renewed June 30, 2016. The new facility expires June 30, 2017.
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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Nine months ended
	September 25, 2016	September 27, 2015
Net cash provided by operating activities	$927,809	$1,020,957
Net cash used by investing activities	(378,903)	(903,764)
Net cash (used by) provided by financing activities	(487,531)	358,347
Effect of exchange rate changes on cash and cash equivalents	6,700	(13,666)
Net increase in cash and cash equivalents	$68,075	$461,874
Operating Activities
The decrease in cash provided by operating activities for the first nine months of 2016 compared to the first nine months of 2015 was driven by lower net income and a $25.0 million voluntary contribution to the Company's qualified pension plan. No voluntary contributions were made to the pension plan in 2015. There are no required or planned contributions to the qualified pension plan for the remainder of 2016.(1) The Company expects it will continue to make on-going benefit payments under the SERPA and postretirement healthcare plans.(1)
Investing Activities
The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables. Capital expenditures were $162.7 million in the first nine months of 2016 compared to $139.1 million in the same period last year. Net cash outflows for finance receivables for the first nine months of 2016 were $150.5 million lower than in the same period last year due primarily to a decrease in retail motorcycle loan originations during the first nine months of 2016. In the second quarter of 2016, the Company completed a sale of finance receivables through an off-balance sheet asset-backed securitization transaction. The proceeds from the sale of finance receivables were $312.6 million.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $374.2 million in the first nine months of 2016 compared to $894.6 million in the same period last year. Share repurchases during the first nine months of 2016 included 8.2 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of September 25, 2016, there were 20.9 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $1.05 and $0.93 per share totaling $190.4 million and $191.5 million during the first nine months of 2016 and 2015, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $38.4 million in the first nine months of 2016 compared to net cash inflows of $1,439.9 million in the first nine months of 2015. The Company’s total outstanding debt consisted of the following (in thousands):

	September 25, 2016	September 27, 2015
Unsecured commercial paper	$1,055,428	$990,049
Asset-backed Canadian commercial paper conduit facility	140,488	158,712
Medium-term notes, net	4,063,510	3,325,032
Senior unsecured notes, net	741,144	741,057
Term asset-backed securitization debt, net	925,619	1,701,732
Total debt	$6,926,189	$6,916,582

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 25, 2016 were as follows:

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.44 billion as of September 25, 2016 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 25, 2016 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	2.70%	January 2012	March 2017
$400,000	1.55%	November 2014	November 2017
$877,488	6.80%	May 2008	June 2018
$600,000	2.25%	January 2016	January 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$600,000	2.85%	January 2016	January 2021
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $14.0 million and $12.9 million at September 25, 2016 and September 27, 2015, respectively.
There were no medium-term notes issued during the second or third quarters of 2016. During the first quarter of 2016, the Company issued $600.0 million ($597.2 million net of discount and issuance costs) of medium-term notes that mature in January 2019 and have an annual interest rate of 2.25%, and $600.0 million ($596.3 million net of discount and issuance costs) of medium-term notes that mature in January 2021 and have an annual interest rate of 2.85%. There were no medium-term notes issued during the second or third quarters of 2015. During the first quarter of 2015, the Company issued $600.0 million ($595.4 million net of discount and issuance costs) of medium-term notes which mature in February 2020 and have an annual interest rate of 2.15%.
There were no medium-term note maturities during the second or third quarters of 2016. During the first quarter of 2016, $450.0 million of 3.88% medium-term notes matured, and the principal and accrued interest were paid in full. During the third quarter of 2015, $600.0 million of 1.15% medium-term notes matured, and the principal and accrued interest were paid in full. There were no other maturities during the first nine months of 2015.

During the third quarter of 2016, the Company repurchased $1.2 million of its 6.80% medium-term notes which mature in June 2018. As a result, the Company recognized in financial services interest expense $0.1 million for losses on the extinguishment of debt, which included unamortized discounts and fees. There were no other repurchases made during the first nine months of 2016 or 2015.
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
Asset-Backed Canadian Commercial Paper Conduit Facility –The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$240 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lender, as of September 25, 2016, the Canadian Conduit has an expiration date of June 30, 2017.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2016		2015
	Transfers	Proceeds	Transfers	Proceeds
First Quarter	$6,600	$5,800	$19,200	$16,800
Second Quarter	31,400	27,500	26,800	23,400
Third Quarter	—	—	33,100	29,000
	$38,000	$33,300	$79,100	$69,200
Asset-Backed U.S. Commercial Paper Conduit Facility VIE – On December 14, 2015, the Company entered into a new revolving facility agreement (U.S. Conduit) with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total aggregate commitment of $600.0 million. The prior agreement expired on December 14, 2015 and had similar terms. At September 25, 2016 and September 27, 2015, the Company had no outstanding borrowings under the U.S. Conduit.
This debt provides for interest on outstanding principal based generally on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit also provides for an unused commitment fee based on the unused portion of the total aggregate commitment of $600.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivable collateral are applied to outstanding principal. Upon expiration of the U.S. Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 25, 2016, the U.S. Conduit expires December 14, 2016.
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

The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2016 to 2022.
There were no on-balance sheet term asset-backed securitization transactions during the nine months ended September 25, 2016. There were no on-balance sheet term asset-backed securitization transactions during the third quarter of 2015. During the first and second quarters of 2015, the Company issued $700.0 million and $500.0 million ($697.6 million and $498.1 million net of discount and issuance costs), respectively, of secured notes through on-balance sheet term asset-backed securitization transactions.
During the second quarter of 2016, the Company sold U.S. retail motorcycle finance receivables with a principal balance of $301.8 million into an asset-backed securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services Revenue. For more information see Note 12.
Intercompany Borrowing – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company. As of September 25, 2016, and September 27, 2015, there were no intercompany loans outstanding. The intercompany loan balance of $250 million outstanding as of December 31, 2014 was repaid during the first quarter of 2015. The term loan balances and related interest are eliminated in the Company's consolidated financial statements.
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
At September 25, 2016, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy,

(ii)	manage through changes in general economic conditions, including changing capital, credit and retail markets, and political events,

(iii)	prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security,

(iv)	drive demand by executing its marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide in an increasingly competitive marketplace,

(v)	manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles and collections,

(vi)	develop and introduce products, services and experiences that are successful in the marketplace,

(vii)
balance production volumes for its new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices,

(viii)
prevent and detect any issues with its motorcycles or any associated manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength,

(ix)	manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio,

(x)	accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(xi)	effectively execute reorganization actions within expected costs and realize the expected benefits of those actions,

(xii)
continue to develop the capabilities of its distributors and dealers and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(xiii)	manage risks that arise through expanding international manufacturing, operations and sales,

(xiv)	manage through the effects inconsistent and unpredictable weather and weather patterns may have on retail sales of motorcycles,

(xv)	manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xvi)	implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities,

(xvii)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(xviii)	retain and attract talented employees,

(xix)	manage its exposure to product liability claims and commercial or contractual disputes,

(xx)	execute its flexible production strategy,

(xxi)	adjust to healthcare inflation and reform, pension reform and tax changes,

(xxii)	successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations, and

(xxiii)	continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness.
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
Changes in Internal Controls
During the quarter ended September 25, 2016, the Company implemented its ERP system at its Kansas City manufacturing facility. The implementation impacted sales order processes, procurement, manufacturing, costing, general ledger and financial reporting processes. The Company followed a system development process that required significant pre-implementation planning, design and testing to ensure an ongoing effective control environment. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 25, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 18 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended September 25, 2016:

2016 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 27 to July 31	1,033,391	$48	1,033,391	22,002,285
August 1 to August 28	432,723	$53	432,723	21,568,310
August 29 to September 25	629,011	$52	629,011	20,938,285
Total	2,095,125	$50	2,095,125

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
In June 2015, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 2.1 million shares on a discretionary basis during the quarter ended September 25, 2016 under this authorization. As of September 25, 2016, 0.9 million shares remained under this authorization.
Additionally, in February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company made no discretionary share repurchases during the quarter ended September 25, 2016 under this authorization. As of September 25, 2016, 20.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2016, the Company acquired 4,445 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 6 – Exhibits
Refer to the Exhibit Index on page 67 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 3, 2016	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: November 3, 2016	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2017
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended September 25, 2016, filed on November 3, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.