Form 10-K
period 2016-12-31
HARLEY DAVIDSON INC
filed 2017-02-21
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 26, 2016: $7,779,258,895
Number of shares of the registrant’s common stock outstanding at January 27, 2017: 176,343,189 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on April 29, 2017.

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2016

PART I
Note regarding forward-looking statements(1)
The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “estimates,” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of January 31, 2017 and the remaining forward-looking statements in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 21, 2017), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the United States, Canada, Latin America, Europe/Middle East/Africa (EMEA) and the Asia Pacific region.
The Financial Services segment consists of HDFS which provides wholesale and retail financing and insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
See Note 19 of the Notes to Consolidated Financial Statements for financial information related to the Company’s reportable segments and revenue by geographic area.
Motorcycles and Related Products Segment
The primary business of the Motorcycles segment is to design, manufacture and sell at wholesale on-road Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and other related products and services.
The following table includes the percent of total revenue by product line for the Motorcycles and Related Products segment:

	2016	2015	2014
Motorcycles	78.2%	77.8%	78.8%
Parts & Accessories	16.0%	16.2%	15.7%
General Merchandise	5.4%	5.5%	5.1%
Other	0.4%	0.5%	0.4%
	100.0%	100.0%	100.0%
Motorcycles - The Company manufactures and sells at wholesale cruiser and touring motorcycles that feature classic styling, innovative design, distinctive sound, and superior quality with the ability to customize. Harley-Davidson motorcycles generally have engines with displacements that are greater than 601cc's, up to a maximum displacement of 1868cc's.
The Company's motorcycles compete in the cruiser and touring categories of the market which were pioneered by the Company. The total on-road motorcycle market is comprised of the following categories:

•	Cruiser (emphasizes styling and owner customization);

•	Touring (emphasizes rider comfort and load capacity and incorporates features such as fairings and luggage compartments);

•	Standard (a basic motorcycle which usually features upright seating for one or two passengers);

•	Sportbike (incorporates racing technology, aerodynamic styling, low handlebars with a “sport” riding position and high performance tires); and

•	Dual (designed with the capability for use on public roads as well as for some off-highway recreational use).
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
In 2016, the U.S. and European markets accounted for approximately 77% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles. The most significant other markets for the Company, based on the Company's 2016 retail sales data, are Australia, Japan and Canada.
Harley-Davidson has been the historical market share leader in the U.S. 601+cc portion of the motorcycle market. According to the Motorcycle Industry Council (MIC), the cruiser and touring categories accounted for approximately 75% of total 2016 601+cc retail unit registrations in the U.S. During 2016, the 601+cc portion of the market represented approximately 84% of the total U.S. motorcycle market in terms of new units registered.
The following chart includes U.S. retail registration data for 601+cc motorcycles for the years 2014 through 2016:
U.S. Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2016	2015	2014
Total new motorcycle registrations	311.7	328.8	313.6
Harley-Davidson new registrations	159.5	165.1	167.1
	51.2%	50.2%	53.3%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled vehicles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)
U.S. industry data is derived from information provided by the Motorcycle Industry Council (MIC). This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Street 500 motorcycles which are excluded from the 601+cc units included in the retail registration data in this table. In addition, small differences may arise related to the timing of data submissions to the independent sources.

The European 601+cc motorcycle market is slightly larger than the U.S. market and customer preferences differ from those of U.S. customers. The touring and cruiser category represented approximately 53% of the European 601+cc market in 2016 compared to approximately 75% of the 601+ cc market in the U.S.
The following chart includes European retail registration data for 601+cc motorcycles for the years 2014 through 2016:
European Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2016	2015	2014
Total new motorcycle registrations	391.9	351.8	319.8
Harley-Davidson new registrations	42.3	37.0	38.5
	10.8%	10.5%	12.0%

(a)
On-road 601+cc models include dual purpose models, three-wheeled vehicles and, beginning in 2015, autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)
Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by the Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. This third party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Street 500 motorcycles which are excluded from the 601+cc units included in the retail registration data in this table. In addition, some differences may arise related to the timing of data submissions to the independent sources.

Parts and Accessories (P&A) and General Merchandise – The Company offers a complete line of Harley-Davidson P&A and General Merchandise. P&A products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). General Merchandise includes MotorClothes® apparel and riding gear.
Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. Royalty revenues from licensing, included in Motorcycles revenue, were $38.1 million, $46.5 million and $47.1 million in 2016, 2015 and 2014, respectively.
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
U.S. retail purchasers of new Harley-Davidson motorcycles include both core and outreach customers. The Company defines its U.S. core customers as Caucasian men over the age of 35 and its U.S. outreach customers as women (Caucasian, age 35+), young adults (ages 18-34), African-American adults (age 35+), and Latino adults (age 35+). In 2015 (which is the most recent data available), for the eighth straight year the Company was the market share leader in U.S. new motorcycle registrations (all cc's) within its core-customer segment and in each outreach customer segment. (Based on the Company's analysis of Polk new motorcycle registration data from IHS Automotive.)
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
The Company's Harley-Davidson® Riding Academy offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. Since its inception, the program has trained more than 510,000 riders. The courses are conducted by a network of participating Harley-Davidson dealerships in the U.S., Canada, China, Mexico and Brazil, enabling students to experience the Harley-Davidson lifestyle, environment, people and products as they learn.
One of the ways the Company promotes its Harley-Davidson products and the related lifestyle is through the Harley Owners Group (H.O.G.®), which has approximately 1 million members worldwide and is the industry’s largest company-sponsored motorcycle enthusiast organization. H.O.G.® also sponsors many motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.
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
P&A, general merchandise and licensed products are also retailed through eCommerce channels in certain markets. In the U.S., the eCommerce model is facilitated by the Company through participating authorized U.S. Harley-Davidson dealers. In China and India, the eCommerce sites are operated by third-parties.

The Company distributes its motorcycles and related products to a network of independent dealers located in 97 countries worldwide. The following table includes the number of worldwide Harley-Davidson independent dealerships by geographic location as of December 31, 2016:

	United States	Canada	Latin America	EMEA	Asia Pacific	Total
Dealerships	701	67	58	386	249	1,461
Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other third-party financial institutions, provide access to adequate financing to Harley-Davidson dealers and their retail customers. HDFS provides financing to Harley-Davidson independent dealers and the retail customers of those dealers in the U.S. and Canada. The Company’s independent dealers and their retail customers in EMEA, the Asia Pacific region and Latin America are not directly financed by HDFS, but have access to financing through other established financial services companies, some of which have licensing or branding agreements with the Company.
Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of the Company’s wholesale motorcycle shipments primarily correlates with the timing of retail sales. The Company utilizes flexible or surge manufacturing capabilities to help align the production and wholesale shipment of motorcycles with the retail selling season. This provides the Company the ability to optimize inventory levels in the U.S. and Canada. In EMEA, the Asia Pacific region and Latin America, the Company utilizes a distribution process whereby Company-owned inventory is maintained locally at a level sufficient to fulfill dealer orders as needed.
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
The majority of the Company's motorcycles are manufactured at facilities located in the U.S. Internationally, the Company operates facilities in Brazil, India and Australia. In Brazil, the Company operates a CKD (Complete Knock Down) assembly facility, which assembles motorcycles sold in Brazil from component kits sourced from the Company’s U.S. plants and its suppliers. In India, the Company operates a manufacturing facility that includes both CKD assembly of certain motorcycles for sale in India and production of the Company’s Street motorcycles for distribution to markets outside of North America. Like its U.S. manufacturing facilities, the Company’s Brazil and India operations are focused on driving world-class performance with flexible or surge production processes to meet customer demands at reduced lead times. The Company also operates a manufacturing facility in Australia for the purpose of producing certain complex, high-finish wheels for its motorcycles.
Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve strategic objectives and deliver cost and quality improvements over the long-term.(1)
The Company's principal raw materials that are purchased include steel and aluminum castings, forgings, steel sheets, coils and bars. The Company also purchases certain motorcycle components, including, but not limited to, electronic fuel injection systems, batteries, certain wheels, tires, seats, electrical components and instruments. The Company closely monitors the overall viability of its supply base. At this time, the Company does not anticipate difficulties in obtaining raw materials or components.(1)
Research and Development – The Company incurred research and development expenses of $172.3 million, $161.2 million and $138.3 million during 2016, 2015 and 2014, respectively.
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.
The Company’s motorcycles and certain other products that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect.(1) Additionally, certain of the Company’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. Because the Company expects that environmental standards will become more stringent over time, the Company will continue to incur research, development and production costs in this area for the foreseeable future.(1)
The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has initiated 24 voluntary recalls related to Harley-Davidson motorcycles at a total cost of $77.3 million. The Company reserves for all estimated costs associated with recalls in the period that management approves and commits to the recall.
Employees – As of December 31, 2016, the Motorcycles segment had approximately 5,400 employees.

Approximately 2,300 unionized employees at the U.S. manufacturing facilities are represented as follows:

•	York, Pennsylvania - represented by International Association of Machinist and Aerospace Workers (IAM), and the collective bargaining agreement will expire on October 15, 2022

•	Kansas City, Missouri - represented by United Steelworkers of America (USW) and IAM, and the respective collective bargaining agreements will expire on July 31, 2018

•	Milwaukee, Wisconsin - represented by USW and IAM, and the respective collective bargaining agreements will expire on March 31, 2019

•	Tomahawk, Wisconsin - represented by USW, and the collective bargaining agreement will expire on March 31, 2019
Financial Services Segment
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS is an agent for certain unaffiliated insurance companies providing motorcycle insurance and protection products to motorcycle owners. HDFS conducts business principally in the U.S. and Canada. The Company’s independent dealers and their retail customers in EMEA, Asia Pacific and Latin America are not financed by HDFS, but have access to financing through other third-party financial institutions, some of which have licensing or branding agreements with the Company or HDFS.
Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2016, 100% of such dealers utilized those services at some point during the year.
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
Funding – The Company believes a diversified and cost-effective funding strategy is important to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and intercompany borrowings.
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

In the United States, HDFS financed 61.7% of new Harley-Davidson motorcycles retailed by independent dealers during 2016, compared to 62.2% in 2015. In Canada, HDFS financed 45.3% of new Harley-Davidson motorcycles retailed by independent dealers during 2016, compared to 39.2% in 2015. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson dealers in their local markets.
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
Regulation – The operations of HDFS (both U.S. and foreign) are subject, in certain instances, to supervision and regulation by state and federal administrative agencies and various foreign governmental authorities. Many of the requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling and servicing of financial products and services. Therefore, HDFS operations may be subject to limitations imposed by regulations, laws and judicial and/or administrative decisions. In the U.S. for example, applicable laws include the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act and Fair Credit Reporting Act.
Depending on the specific facts and circumstances involved, non-compliance with these laws may result in consequences such as limiting the ability of HDFS to collect all or part of the principal or interest on applicable loans, entitling the borrower to rescind the loan or to obtain a refund of amounts previously paid, or could subject HDFS to the payment of damages or penalties and administrative sanctions, including “cease and desist” orders, and could limit the number of loans eligible for HDFS securitization programs.
The Dodd-Frank Wall Street Reform and Consumer Protection Act granted the federal Consumer Financial Protection Bureau (CFPB) significant supervisory, enforcement, and rule-making authority in the area of consumer financial products and services. Certain CFPB actions and regulations will directly impact HDFS and its operations. For example, the CFPB has supervisory authority over non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS.
Such regulatory requirements and associated supervision also could limit the discretion of HDFS in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any charter, license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions.
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
Employees – As of December 31, 2016, the Financial Services segment had approximately 600 employees.
Internet Access
The Company’s internet website address for investor relations is http://investor.harley-davidson.com/. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC). In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in nine languages including English; (e) the Conflict of

Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s Bylaws; (h) the Company’s Environmental and Energy Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct in four languages including English; (k) the Sustainability Strategy Report; (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 21, 2016, which compensation relates to the Company’s named executive officers; (m) the California Transparency in Supply Chain Act Disclosure; (n) Statement on Conflict Minerals; (o) Political Engagement and Contributions 2015-2016; and (p) the Company's Clawback Policy. This information is also available from the Company upon request. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on the Company’s website. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
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

•
Changes in general economic conditions, tightening of credit, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Weakened economic conditions in certain business sectors and geographic areas, such as oil-dependent areas, can also result in reduced demand for the Company's products. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

•
The Company’s marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide may not continue to be successful. The Company has been successful in marketing its products in large part by promoting the experience of Harley-Davidson motorcycling. To sustain and grow the business over the long-term, the Company must grow the sport of motorcycling and continue to be successful selling products and promoting the experience of motorcycling to a diverse set of customers. The Company must also execute its multi-generational and multi-cultural strategy without adversely impacting the strength of the brand with core customers. Failure to successfully drive demand for the Company's products may have a material adverse effect on the Company's business and results of operations.

•
The motorcycle industry has become increasingly competitive. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Certain competitors appear to be increasing their investment in products that compete with the Company's products. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and as price becomes a more important competitive factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can be used to fund discounted prices to U.S. consumers. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.

•
Increased supply of and/or declining prices for used motorcycles and excess supply of new motorcycles may adversely impact retail sales of new motorcycles by the Company’s independent dealers. The Company has observed that when the supply of used motorcycles increases or the prices for used Harley-Davidson motorcycles decline, there can be reduced demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Further, the Company and its independent dealers can and do take actions that influence the markets for new and used motorcycles. For example, introduction of new motorcycle models with significantly different functionality, technology or other customer satisfiers can result in increased supply of used motorcycles, which could result in declining prices for used motorcycles and prior model-year new motorcycles. Also, while the Company has taken steps designed to balance production volumes for its new motorcycles with demand, those steps may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.

•
The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to change in terms of styling preferences and advances in new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences and market demands while maintaining the classic look, sound and feel associated with Harley-Davidson products. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

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

•
A cybersecurity breach may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party service providers and vendors receive, store, and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to the increasing threat of continually evolving cybersecurity risks. Unauthorized parties have attempted to and may attempt in the future to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving our employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. The Company has experienced information security attacks, but to date they have not compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.

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

•
The Financial Services operations are exposed to credit risk on its retail and wholesale receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's independent dealers, to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. Credit losses are also influenced by the markets for new and used motorcycles, and the Company and its independent dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models may result in increased supply or decreased demand in the market for used Harley-Davidson branded motorcycles, including those motorcycles that serve as collateral or security for credit that HDFS has extended. This in turn could adversely impact the prices at which those motorcycles may be sold, which may lead to increased credit losses for HDFS. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. The Company believes HDFS' retail credit losses may continue to increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals to sub-prime borrowers, as well as actions that the Company has taken and could take that impact motorcycle values. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses.

•
The Company must prevent and detect issues with its products, components purchased from suppliers, and its suppliers’ manufacturing processes to reduce the risk of recall campaigns, increased warranty costs or litigation, increased product liability claims or litigation, delays in new model launches, and inquiries or investigations by regulatory agencies. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes, and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure high quality products are sold to retail customers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, product recalls, inquiries or investigations from regulatory agencies, warranty claims, and product liability claims, which may involve purported class actions. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liability costs and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with poor quality, the announcement of recalls, and the filing of product liability claims (whether or not successful), may also adversely affect the Company’s reputation and brand strength.

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

•
Weather may impact retail sales of the Company's independent dealers. The Company has observed that abnormally cold and/or wet conditions in a region could have the effect of reducing demand or changing the timing for purchases of new Harley-Davidson motorcycles. Reduced demand for new Harley-Davidson motorcycles ultimately leads to reduced shipments by the Company.

•
The Company must comply with governmental laws and regulations that are subject to change and involve significant costs. The Company’s sales and operations in areas outside the U.S. may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals. These laws and policies governing operations of foreign-based companies may result in increased costs or restrictions on the ability of the Company to sell its products in certain countries. U.S. laws and policies affecting foreign trade and taxation may also adversely affect the Company's international sales operations.

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
Financial Services - The Company’s financial services operations are governed by a wide range of foreign, federal and state laws that regulate financial and lending institutions, and financial services activities. In the U.S. for example, these laws include the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. The financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an industrial loan company. Federal and state bodies may in the future impose additional laws, regulation and supervision over the financial services industry.
Violations of or non-compliance with relevant laws and regulations may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or obtain a refund of amounts previously paid, could subject HDFS to payment of damages, civil fines, or criminal penalties and administrative sanctions and could limit the number of loans eligible for HDFS securitizations programs. Such regulatory requirements and associated supervision also could limit the discretion of HDFS in operating its business, such as through the suspension or revocation of any charter, license or registration at issue, as well as the imposition of administrative sanctions, including "cease and desist" orders. The Company cannot assure that the applicable laws or regulations will not be amended or construed in ways that are adverse to HDFS, that new laws and regulations will not be adopted in the future, or that laws and regulations will not attempt to limit the interest rates charged by HDFS, any of which may adversely affect the business of HDFS or its results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is a sweeping piece of legislation impacting financial services and the full effect will not be fully known for years, as regulations that are intended to implement the Dodd-Frank Act are adopted, and the text of the Dodd-Frank Act is analyzed by stakeholders and possibly the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (CFPB). The CFPB has significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the CFPB will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet fully known. Compliance may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required. Compliance may create operational constraints and place limits on pricing. Failure to comply, as well as changes to laws and regulations, or the imposition of additional laws and regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations. The CFPB also has supervisory authority over certain non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS, allowing the CFPB to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, changes to processes and procedures, product-related changes or consumer refunds, or other actions.
U.S. Public Company - The Company is also subject to policies and actions of the SEC and New York Stock Exchange (NYSE). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors.

•
The Company relies on third party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company may experience supply problems relating to raw materials and components such as unfavorable pricing, poor quality, or untimely delivery. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material or natural disasters. Further, Company suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

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

•
The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes. The uncertainty associated with substantial unresolved claims and lawsuits may harm the Company’s business, financial condition, reputation and brand. The defense of the lawsuits may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment may have a material adverse effect on the Company’s business and results of operations. Refer to the Company’s disclosures concerning legal proceedings in this Form 10-K and in the other periodic reports that the Company files with the Securities and Exchange Commission (SEC) for additional detail regarding lawsuits and other claims against the Company.

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

•
The Company must maintain stakeholder confidence in its operating ethics and corporate governance practices. The Company believes it has a history of good corporate governance and operating ethics.The Company has a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain its reputation for good corporate governance and strong operating ethics may have a material adverse effect on the Company’s business and results of operations.

•
The Company’s operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization, and to effectively execute reorganization actions within expected costs and realize the expected benefits of those actions. The Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance, and the Company must effectively execute reorganization actions. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.

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

•
The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Missouri, Wisconsin and Pennsylvania will expire in 2018, 2019 and 2022, respectively. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on the Company’s business and results of operations.

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

•
Regulations related to conflict minerals and other materials that the Company purchases to use in its products will cause the Company to incur additional expenses and may have other adverse consequences. The SEC adopted inquiry, diligence and disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or "conflict minerals," that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Compliance with the disclosure requirements could affect the sourcing and availability of some of the minerals that the Company uses in the manufacturing of its products. The Company's supply chain is complex, and if it is not able to determine the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of Congo and surrounding countries or determine that its products are "conflict free," then the Company may face reputational challenges with customers, investors or others. Additionally, as there may be only a limited number of suppliers offering "conflict free" minerals, if the Company chooses to use only conflict minerals that are "conflict free," the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Accordingly, the Company could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Other laws or regulations impacting our supply chain, such as the UK Modern Slavery Act, may have similar consequences.

The Company disclaims any obligation to update these Risk Factors or any other forward-looking statements. The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties
The following is a summary of the principal operating properties of the Company as of December 31, 2016:
Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Manufacturing(1)	Menomonee Falls, WI	915,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Manufacturing(2)	Tomahawk, WI	226,000	Owned
Manufacturing(3)	York, PA	571,000	Owned
Manufacturing(4)	Kansas City, MO	456,000	Owned
Manufacturing(5)	Manaus, Brazil	108,000	Lease expiring 2019
Regional Office	Oxford, England	39,000	Lease expiring 2021
Manufacturing(6)	Bawal, India	68,000	Lease expiring 2019
Regional Office	Singapore	24,000	Lease expiring 2020
Manufacturing(7)	Adelaide, Australia	485,000	Lease expiring 2017

(1)	Motorcycle powertrain production.

(2)	Plastic parts production and painting.

(3)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.

(4)	Motorcycle parts fabrication, painting and Dyna®, Sportster®, Softail® and Street platform assembly.

(5)	Assembly of select models for the Brazilian market.

(6)	Assembly of select models for the Indian market and production of the Street platform for non-North American markets.

(7)	Motorcycle wheel production.
Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	69,321	Lease expiring 2025
Office	Carson City, NV	100,000	Owned
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA delivered various additional requests for information to which the Company responded. More recently, in August 2016, the Company entered into a consent decree with the EPA regarding these issues (the Settlement). In the Settlement the Company agreed to, among other things, pay a fine, fund a three-year emissions mitigation project, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. The Company anticipates the EPA will move the court to finalize the Settlement in the coming months. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study (RI/FS).
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
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's model-year 2008-2011 motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.
Item 4.    Mine Safety Disclosures
Not Applicable
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2016	Low	High	2015	Low	High
First quarter	$36.36	$49.99	First quarter	$58.24	$66.58
Second quarter	$42.99	$52.00	Second quarter	$53.04	$62.96
Third quarter	$41.63	$57.33	Third quarter	$50.64	$60.67
Fourth quarter	$48.55	$62.35	Fourth quarter	$45.00	$57.10
The Company paid the following dividends per share:

	2016	2015	2014
First quarter	$0.350	$0.310	$0.275
Second quarter	0.350	0.310	0.275
Third quarter	0.350	0.310	0.275
Fourth quarter	0.350	0.310	0.275
Total	$1.400	$1.240	$1.100
As of January 27, 2017, there were 74,087 shareholders of record of Harley-Davidson, Inc. common stock.

The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended December 31, 2016:

2016 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 26 to October 30	922,311	$52	922,311	20,016,171
October 31 to November 27	660,785	$57	660,785	19,355,386
November 28 to December 31	84,262	$60	84,262	19,272,516
Total	1,667,358	$55	1,667,358

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards.
In June 2015, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 0.9 million shares on a discretionary basis during the quarter ended December 31, 2016 under this authorization. As of December 31, 2016, no shares remained under this authorization.
Additionally, in February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded share repurchase authority previously granted by the Board of Directors other than the June 2015 authorization. The Company repurchased 0.7 million shares on a discretionary basis during the quarter ended December 31, 2016 under this authorization. As of December 31, 2016, 19.3 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2016, the Company acquired 1,589 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2011 and that all dividends are reinvested.

	2011 ($)	2012 ($)	2013 ($)	2014 ($)	2015 ($)	2016 ($)
Harley-Davidson, Inc.	100	127	183	177	125	165
Standard & Poor’s MidCap 400 Index	100	118	155	168	162	195
Standard & Poor’s 500 Index	100	116	154	175	177	198

 Item 6.     Selected Financial Data

(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of income data:
Revenue:
Motorcycles & Related Products	$5,271,376	$5,308,744	$5,567,681	$5,258,290	$4,942,582
Financial Services	725,082	686,658	660,827	641,582	637,924
Total revenue	$5,996,458	$5,995,402	$6,228,508	$5,899,872	$5,580,506
Net income	$692,164	$752,207	$844,611	$733,993	$623,925
Weighted-average common shares:
Basic	179,676	202,681	216,305	222,475	227,119
Diluted	180,535	203,686	217,706	224,071	229,229
Earnings per common share:
Basic	$3.85	$3.71	$3.90	$3.30	$2.75
Diluted	$3.83	$3.69	$3.88	$3.28	$2.72
Dividends paid per common share	$1.40	$1.24	$1.10	$0.84	$0.62
Balance sheet data:
Total assets(a)	$9,890,240	$9,972,977	$9,515,870	$9,394,765	$9,156,072
Total debt(a)	$6,807,567	$6,872,198	$5,492,402	$5,248,895	$5,087,948
Total equity	$1,920,158	$1,839,654	$2,909,286	$3,009,486	$2,557,624

(a)
The Company adopted ASU No. 2015-03 and ASU No. 2015-15 on January 1, 2016. Upon adoption, the Company reclassified debt issuance cost, other than debt issuance costs related to line of credit arrangements (which include its asset-backed commercial paper and commercial paper programs and its credit facilities), from other assets to debt. Refer to Note 1 of the Notes to Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc. and all its subsidiaries. The Company operates in two reportable segments: Motorcycles & Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the United States, Canada, Latin America, Europe/Middle East/Africa (EMEA) and the Asia Pacific region.
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
Overview
The Company’s net income for 2016 was $692.2 million, or $3.83 per diluted share, compared to $752.2 million, or $3.69 per diluted share, in 2015. Operating income from the Motorcycles segment was down $102.1 million compared to 2015. Motorcycles segment operating income was down primarily due to a 1.6% decrease in motorcycle shipments, unfavorable manufacturing costs and unfavorable foreign currency exchange rates. Operating income from the Financial Services segment was lower than the prior year, decreasing $4.7 million, or 1.7%, due primarily to a higher provision for credit losses.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles decreased 1.6% in 2016 compared to 2015. International retail sales of new Harley-Davidson motorcycles increased 2.3%, offset by a 3.9% decrease in the U.S. Retail sales that were below the Company's expectations in 2016 reflected significant global competitiveness and very soft U.S. industry demand.
Please refer to the “Results of Operations 2016 Compared to 2015” for additional details concerning the results for 2016.

(1)	Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Outlook section are only made as of January 31, 2017 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 21, 2017), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On January 31, 2017 the Company announced the following expectations for 2017.
The Company expects its 2017 shipments to be flat to down modestly with lower shipments in the U.S., offset by higher international shipments as it grows its dealer network. The Company believes 2017 global retail sales of Harley-Davidson motorcycles will continue to face headwinds. The Company believes retail sales of its motorcycles will be negatively impacted by:
•A soft U.S. industry driven by weak oil-dependent region sales and soft used motorcycle prices,
•Intense and potentially increasing competitive discounting in the U.S.,
•Continuing new product competition, and
•Global economic and political uncertainty and volatility
However, the Company anticipates retail sales of its motorcycles will be positively impacted by:
•Increasing global ridership through focused demand driving investments,
•Continued success with outreach customers in the U.S.,

•	New product momentum with its model-year 2017 motorcycles and exciting and innovative model-year 2018 motorcycles, and
•Expansion of its international dealer network
The Company expects to ship 66,000 to 71,000 Harley-Davidson motorcycles in the first quarter of 2017, down approximately 15% to 20% compared to the first quarter of 2016 driven by the Company's commitment to aggressively manage supply in line with demand, including its focus on supporting U.S. dealer efforts to sell through their remaining model-year 2016 motorcycles. The Company expects retail inventory in the U.S. at the end of the first quarter of 2017 to be considerably lower than the first quarter of 2016. The Company also expects retail inventory at the end of the first quarter to be comprised of an improved balance of 2016 and 2017 model-year motorcycles compared to December 31, 2016 to start the Spring selling season.
The Company expects gross margin as a percent of revenue for the full-year to be approximately in line with 2016. The Company expects that full-year 2017 gross margin percent will benefit from pricing of its model-year 2017 motorcycles and innovative new products that the Company will launch throughout 2017. The Company expects its pricing actions to be largely offset by unfavorable currency exchange rates, higher raw material costs and increased manufacturing expense. Year-over-year manufacturing expense will benefit from the absence of the 2016 costs associated with its ERP implementation at its Kansas City facility and the retooling and start-up costs associated with the launch of the Milwaukee-EightTM engine at its Pilgrim Road facility. However, the Company expects this favorability to be offset by higher depreciation expense from its recent capital investments and significant start-up costs associated with its model-year 2018 motorcycles. To dimensionalize the foreign currency exchange risk, if foreign currency exchange rates experienced in January 2017 remained constant throughout 2017, which is a hypothetical expectation in what is a very volatile foreign currency exchange environment, the Company estimates the adverse impact to its expected Motorcycles segment revenue from currency exchange in 2017 would be approximately 1.25%. Under this scenario, the Company would also expect an unfavorable impact to 2017 gross margin of approximately $20 million to $25 million.
The lower shipments in the first quarter will have a substantial impact on the timing of gross margin in 2017. The Company expects gross margin as a percent of revenue in the first quarter to be down approximately 2.5 percentage points compared to the first quarter of 2016. The Company expects the timing of gross margin, as compared to 2016, will be impacted by (1) a higher fixed cost per unit in the first quarter offset by a lower fixed cost per unit in the second half of 2017 and (2) mix unfavorability in the first quarter due to shipping a lower percentage of touring motorcycles offset by mix favorability in the second quarter of 2017.
The Company expects its full-year selling, administrative and engineering expenses to be approximately in line with its 2016 expenses. The Company also expects its selling, administrative and engineering expense as a percent of revenue to be approximately in line with 2016. The Company believes the 2017 benefits from savings associated with its reorganization in the fourth quarter of 2016 and the absence of related employee separation expenses will be offset by spending to drive demand.
The Company expects the 2017 operating margin percent for the Motorcycles segment to be approximately in line with the 2016 operating margin percent.
The Company expects operating income for the Financial Services segment to be down in 2017 as compared to 2016 primarily due to the $9.3 million gain on its off-balance sheet asset-backed securitization in 2016 that it does not expect to recur in 2017. The Company expects higher interest costs and higher credit losses in 2017 to be partially offset by the benefits of a slight lending rate increase that the Company implemented in January 2017.
The Company estimates that its capital expenditure for 2017 will be between $200 million and $220 million. The Company anticipates it will have the ability to fund all capital expenditures in 2017 with cash flows generated by operations.
The Company also announced on January 31, 2017 that it expects the full-year 2017 effective income tax rate to be approximately 34.5%. This guidance excludes the effect of any potential future adjustments such as new tax legislation or audit settlements which are recorded as discrete items in the period in which they are settled.

Long-Term Strategy(1)
The Company believes it made great progress with its demand driving efforts in 2016; however, these efforts only partially offset the impact of the down U.S. market. The U.S. is uniquely important to the Company's business and its long-term plans reflect what it believes will continue to be a challenging U.S. market. As the Company looks forward to 2017 and beyond, it will continue its demand driving focus, but will also focus on doing more, in particular in the U.S., to drive industry growth and assure the vitality of the sport of motorcycling long-term. Its long-term strategy will focus on growing ridership in the U.S. and growing its reach and impact internationally, while growing market share and profitability globally. The Company's ten-year objectives are as follows:
•Build two million new Harley-Davidson riders in the U.S.
•Launch 100 new, high-impact Harley-Davidson motorcycles
•Grow the Harley-Davidson international business to 50 percent of its total annual volume
•Deliver superior return on invested capital for HDMC
•Grow the business without growing its environmental impact
The Company will continue to invest in its business and return value to its shareholders. Through disciplined investments, it is committed to driving return on invested capital at HDMC that falls within the top quartile of the S&P 500 and continued strong return on equity for HDFS. The Company expects to return all excess cash to its shareholders in the form of increasing dividends and continuing share repurchases. The Company will continue to look for opportunities to maximize shareholder value by returning excess cash to its shareholders without damaging the long-term value of the Company or its brand.

Results of Operations 2016 Compared to 2015
Consolidated Results

(in thousands, except earnings per share)	2016	2015	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$773,406	$875,490	$(102,084)	(11.7)%
Operating income from Financial Services	275,530	280,205	(4,675)	(1.7)%
Operating income	1,048,936	1,155,695	(106,759)	(9.2)%
Investment income	4,645	6,585	(1,940)	(29.5)%
Interest expense	29,670	12,117	17,553	144.9%
Income before income taxes	1,023,911	1,150,163	(126,252)	(11.0)%
Provision for income taxes	331,747	397,956	(66,209)	(16.6)%
Net income	$692,164	$752,207	$(60,043)	(8.0)%
Diluted earnings per share	$3.83	$3.69	$0.14	3.8%
Consolidated operating income was down 9.2% in 2016 driven by a decrease in operating income from the Motorcycles segment which was down $102.1 million compared to 2015. Operating income for the Financial Services segment decreased by $4.7 million during 2016 as compared to 2015. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Corporate interest expense was higher in 2016 compared to 2015 due to the issuance of corporate debt in 2015. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 and utilized the proceeds to fund the repurchase of common stock in the third and fourth quarters of 2015.
The effective income tax rate for 2016 was 32.4% compared to 34.6% for 2015. The lower effective income tax rate was primarily driven by the successful closure of various tax audits in 2016.

Diluted earnings per share were $3.83 in 2016, up 3.8% compared to 2015. Diluted earnings per share were adversely impacted by the 8.0% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 203.7 million in 2015 to 180.5 million in 2016 driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	2016	2015	(Decrease) Increase	% Change
United States	161,658	168,240	(6,582)	(3.9)%

Europe(b)	39,942	36,894	3,048	8.3
EMEA - Other	5,896	6,393	(497)	(7.8)
Total EMEA	45,838	43,287	2,551	5.9

Japan	10,279	9,700	579	6.0
Asia Pacific - Other	22,610	22,558	52	0.2
Total Asia Pacific	32,889	32,258	631	2.0

Latin America	9,701	11,173	(1,472)	(13.2)
Canada	10,203	9,669	534	5.5
Total International Retail Sales	98,631	96,387	2,244	2.3
Total Worldwide Retail Sales	260,289	264,627	(4,338)	(1.6)%

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
Worldwide independent dealer retail sales of Harley-Davidson motorcycles decreased 1.6% during 2016 compared to 2015. Retail sales of Harley-Davidson motorcycles decreased 3.9% in the United States and increased 2.3% internationally in 2016. The Company believes its spending to drive demand mitigated the effects of the intense global competitive environment, including the expanded price gaps to the competition in the U.S. and the impact of new product introductions. For example, the positive response to its Milwaukee-EightTM engine drove significantly improved touring motorcycle sales and U.S. Harley-Davidson market share gains in the fourth quarter of 2016.
The Company believes 2016 U.S. retail sales of its motorcycles were negatively impacted by intense competitive activity behind discounting and new competitor products. The Company continues to believe the U.S. industry is also adversely affected by weakness in oil-dependent areas and soft used motorcycle values, compounded by economic uncertainty. The Company also believes 2016 retail sales in the U.S. were negatively impacted by lower wholesale shipments of Harley-Davidson motorcycles in the fourth quarter. The Company's shipments of its model-year 2017 motorcycles were limited during the fourth quarter as U.S. dealers focused on selling model-year 2016 motorcycles. The Company remains committed to aggressively managing supply in line with demand.
The Company's U.S. market share of 601+cc motorcycles for 2016 was 51.2%, up 1.0 percentage point compared to 2015 (Source: Motorcycle Industry Council). The Company believes its U.S. market share growth was driven by its demand driving spending focused on growing product awareness and ridership and the favorable response to its model-year 2016 S-model cruisers and its new model-year 2017 motorcycles featuring the Milwaukee-EightTM engine.

In EMEA, retail sales of Harley-Davidson motorcycles for 2016 increased 5.9% compared to the prior year due in part to a positive reception to its model-year 2016 S-model cruisers and its new model-year 2017 motorcycles featuring the Milwaukee-EightTM engine.
In the Asia Pacific region, retail sales of Harley-Davidson motorcycles for 2016 increased 2.0% compared to the prior year. Overall growth in the Asia Pacific region was partially offset by lower sales in India and Indonesia. In India, the Company believes retail sales of Harley-Davidson motorcycles were negatively impacted by India's currency demonetization in the fourth quarter of 2016. In Indonesia, retail sales of Harley-Davidson motorcycles were lower as the Company is reestablishing its dealer network in that market. Three independent dealerships were opened in Indonesia in the fourth quarter of 2016 and the Company expects to be back at previous levels by the end of 2017.(1)
Retail sales of Harley-Davidson motorcycles in Latin America for 2016 decreased 13.2% compared to the prior year. The Company believes retail sales in Brazil continued to be negatively impacted by a price increase on its motorcycles initiated in the first quarter of 2016 and by a slowing economy, consumer uncertainty and aggressive price competition.
Retail sales of Harley-Davidson motorcycles in Canada increased 5.5% in 2016 compared to 2015. The Company believes the market responded favorably to the change to a direct distribution model implemented in July 2015 and pricing adjustments that were implemented with the model-year 2016 motorcycles.
International retail sales as a percent of total retail sales in 2016 were 37.9% compared to 36.4% in 2015.
The Company believes it can continue to realize strong international growth opportunities by expanding its dealer network and increasing its brand relevance by delivering exceptional products that inspire riders. In 2016, the Company added 40 new international dealerships, and it plans to add a total of 150 to 200 from 2016 through 2020.(1)
Motorcycle Registration Data - 601+cc(a)
The following table includes industry retail motorcycle registration data:

	2016	2015	(Decrease) Increase	% Change
United States(b)	311,710	328,818	(17,108)	(5.2)%
Europe(c)	391,936	351,773	40,163	11.4%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)	United States industry data is derived from information provided by Motorcycle Industry Council (MIC). This third-party data is subject to revision and update.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2016		2015		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	161,839	61.7%	170,688	64.1%	(8,849)	(5.2)%
International	100,382	38.3%	95,694	35.9%	4,688	4.9
Harley-Davidson motorcycle units	262,221	100.0%	266,382	100.0%	(4,161)	(1.6)%
Touring motorcycle units	107,410	41.0%	114,768	43.1%	(7,358)	(6.4)%
Cruiser motorcycle units	93,422	35.6%	89,207	33.5%	4,215	4.7
Sportster® / Street motorcycle units	61,389	23.4%	62,407	23.4%	(1,018)	(1.6)
Harley-Davidson motorcycle units	262,221	100.0%	266,382	100.0%	(4,161)	(1.6)%

During 2016, wholesale shipments of Harley-Davidson motorcycles were down 1.6% compared to the prior year in line with the 1.6% decrease in dealer retail sales of new Harley-Davidson motorcycles. International shipments as a percentage of the total were up in 2016 as compared to 2015. In addition, shipments of Cruiser motorcycles as a percentage of total shipments increased in 2016 compared to the prior year driven by the strong acceptance of the model-year 2016 S-model motorcycles. Touring motorcycle shipments were down in 2016; however, in the fourth quarter of 2016, the shipment mix of Touring motorcycles increased reflecting the high demand for the new 2017 Touring motorcycles featuring the Milwaukee-EightTM engine.
Dealer retail inventory of new Harley-Davidson motorcycles in the U.S. at the end of 2016 was approximately flat compared to the end of 2015. The Company believes the year-end U.S. 2017 dealer retail inventory level will remain in line with year-end 2016; however, it believes international dealer inventory will be higher at the end of 2017 as the Company continues to grow its international dealer network.(1)
Segment Results
The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2016	2015	(Decrease) Increase	% Change
Revenue:
Motorcycles	$4,122,113	$4,127,739	$(5,626)	(0.1)%
Parts & Accessories	842,637	862,645	(20,008)	(2.3)
General Merchandise	284,583	292,310	(7,727)	(2.6)
Other	22,043	26,050	(4,007)	(15.4)
Total revenue	5,271,376	5,308,744	(37,368)	(0.7)
Cost of goods sold	3,419,710	3,356,284	63,426	1.9
Gross profit	1,851,666	1,952,460	(100,794)	(5.2)
Selling & administrative expense	907,059	916,669	(9,610)	(1.0)
Engineering expense	171,201	160,301	10,900	6.8
Operating expense	1,078,260	1,076,970	1,290	0.1
Operating income from Motorcycles	$773,406	$875,490	$(102,084)	(11.7)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2015 to 2016 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2015	$5,309	$3,357	$1,952
Volume	(109)	(62)	(47)
Price, net of related costs	93	39	54
Foreign currency exchange rates and hedging	(3)	45	(48)
Shipment mix	(18)	(5)	(13)
Raw material prices	—	(18)	18
Manufacturing and other costs	—	64	(64)
Total	(37)	63	(100)
2016	$5,272	$3,420	$1,852
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2015 to 2016:

•	Volume decreases were driven by lower wholesale motorcycle shipments, as well as decreases in sales of parts and accessories and general merchandise.

•
On average, wholesale prices on the Company’s 2016 and 2017 model-year motorcycles are higher than the prior model-years resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in cost related to the additional content added to the 2016 and 2017 model-year motorcycles.

•
Gross profit was negatively impacted by foreign currency due to lower hedge gains, given the significant gains experienced in the prior year, and lower revenues behind a slightly stronger U.S. dollar relative to its foreign currency exposures.

•
Shipment mix changes negatively impacted gross profit primarily due to changes in motorcycle family mix, driven by strong customer demand for the Company's model-year 2016 S-model cruiser motorcycles, and model mix within its motorcycle families.

•	Raw material prices were lower in 2016 compared to 2015.

•
Manufacturing costs for 2016 were negatively impacted by higher costs related to retooling and start-up costs at its Pilgrim Road manufacturing facility associated with the Milwaukee-EightTM engine, the implementation of the Company's ERP system at the Company's Kansas City manufacturing facility and a higher fixed cost per unit due to lower volumes, partially offset by favorable costs related to parts and accessories.

Operating expense which consists of selling, administrative and engineering expenses, was largely flat in 2016 compared to 2015. In 2016, the Company significantly increased spending on marketing and product development to drive demand. However, these expense increases were mostly offset by decreases related to other items, including lower employee costs on fewer employees and lower reorganization costs. Reorganization costs, included in selling and administrative expenses, in the fourth quarters of 2016 and 2015, were $18.2 million and $23.3 million, respectively.
Financial Services Segment
Segment Results
The following table includes the condensed statement of operations for the Financial Services segment (in thousands):

	2016	2015	Increase (Decrease)	% Change
Interest income	$628,432	$605,770	$22,662	3.7%
Other income	85,788	80,888	4,900	6.1
Securitization and servicing income	10,862	—	10,862	—
Financial services revenue	725,082	686,658	38,424	5.6
Interest expense	173,756	161,983	11,773	7.3
Provision for credit losses	136,617	101,345	35,272	34.8
Operating expenses	139,179	143,125	(3,946)	(2.8)
Financial Services expense	449,552	406,453	43,099	10.6
Operating income from Financial Services	$275,530	$280,205	$(4,675)	(1.7)%
Interest income was favorable in 2016 due to higher average receivables in the retail and wholesale portfolios. Other income was favorable primarily due to increased revenue from credit card licensing, insurance and protection products and international licensing revenue. Securitization and servicing income was higher primarily due to a $9.3 million gain on the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization during the second quarter of 2016. There was no comparable transaction in the prior year.
Interest expense increased due to a higher cost of funds and higher average debt outstanding, partially offset by a lower loss on the extinguishment of a portion of the Company's 6.80% medium-term notes than in 2015.
The provision for credit losses increased $35.3 million compared to 2015. The retail motorcycle provision increased $39.8 million during 2016 as a result of higher credit losses and increases in the retail reserve rate. Credit losses were higher as a result of deteriorating performance across the portfolio, lower used motorcycle values at auction, and continued unfavorable performance in oil-dependent areas.
Annual losses on the Company's retail motorcycle loans were 1.83% during 2016 compared to 1.42% in 2015. The 30-day delinquency rate for retail motorcycle loans at December 31, 2016 increased to 4.25% from 3.78% at December 31, 2015.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2016	2015
Balance, beginning of period	$147,178	$127,364
Provision for credit losses	136,617	101,345
Charge-offs, net of recoveries	(107,161)	(81,531)
Other (a)	(3,291)	—
Balance, end of period	$173,343	$147,178

(a)
Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 11 of the Notes to Consolidated Financial Statements for additional information).

At December 31, 2016, the allowance for credit losses on finance receivables was $166.8 million for retail receivables and $6.6 million for wholesale receivables. At December 31, 2015, the allowance for credit losses on finance receivables was $139.3 million for retail receivables and $7.9 million for wholesale receivables.
The Company's periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on the Company's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. Please refer to Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.

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
Corporate interest expense was higher in 2015 compared to 2014 due to the issuance of corporate debt in the third quarter of 2015.
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

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	2015	2014	(Decrease) Increase	% Change
United States	168,240	171,079	(2,839)	(1.7)%

Europe(b)	36,894	38,491	(1,597)	(4.1)
EMEA - Other	6,393	6,832	(439)	(6.4)
Total EMEA	43,287	45,323	(2,036)	(4.5)

Japan	9,700	10,775	(1,075)	(10.0)
Asia Pacific - Other	22,558	19,299	3,259	16.9
Total Asia Pacific	32,258	30,074	2,184	7.3

Latin America	11,173	11,652	(479)	(4.1)
Canada	9,669	9,871	(202)	(2.0)
Total International Retail Sales	96,387	96,920	(533)	(0.5)
Total Worldwide Retail Sales	264,627	267,999	(3,372)	(1.3)%

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
The Company's U.S. market share of 601+cc motorcycles for 2015 was 50.2%, down 3.1 percentage points compared to 2014 (Source: Motorcycle Industry Council). The Company anticipated some level of market share loss following the 13.4 percentage point increase in recent years; however, the Company's market share over the first three quarters was more severely impacted than expected, which the Company believes was a result of the intense competitive environment and the inclusion of autocycles in the industry numbers.
International retail sales growth during 2015 in Asia Pacific was more than offset by declines in EMEA, Latin America and Canada. Retail sales in Asia Pacific were driven by growth in emerging markets and in Australia, partially offset by declines in Japan. The Company believes the retail sales decrease in EMEA was due to the introduction of several performance-oriented models by the competition. International retail sales as a percent of total retail sales in 2015 were 36.4% compared to 36.2% in 2014.
Motorcycle Registration Data - 601+cc(a)
The following table includes industry retail motorcycle registration data:

	2015	2014	Increase	% Change
United States(b)	328,818	313,627	15,191	4.8%
Europe(c)	351,773	319,801	31,972	10.0%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Autocycles were included in the U.S. and Europe data beginning in 2014 and 2015, respectively. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2015		2014		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	170,688	64.1%	173,994	64.3%	(3,306)	(1.9)%
International	95,694	35.9%	96,732	35.7%	(1,038)	(1.1)
Harley-Davidson motorcycle units	266,382	100.0%	270,726	100.0%	(4,344)	(1.6)%
Touring motorcycle units	114,768	43.1%	122,481	45.2%	(7,713)	(6.3)%
Cruiser motorcycle units	89,207	33.5%	91,426	33.8%	(2,219)	(2.4)
Sportster® / Street motorcycle units(a)	62,407	23.4%	56,819	21.0%	5,588	9.8
Harley-Davidson motorcycle units	266,382	100.0%	270,726	100.0%	(4,344)	(1.6)%

(a)	Initial shipments of Street motorcycle units began during the first quarter of 2014.
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
The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2014 to 2015 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2014	$5,568	$3,543	$2,025
Volume	(59)	(29)	(30)
Price, net of related costs	81	9	72
Foreign currency exchange rates and hedging	(231)	(110)	(121)
Shipment mix	(50)	(20)	(30)
Raw material prices	—	(19)	19
Manufacturing and other costs	—	(17)	17
Total	(259)	(186)	(73)
2015	$5,309	$3,357	$1,952
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

•
Gross profit was negatively impacted by changes in foreign currency exchange rates during 2015 compared to 2014. Revenue was negatively impacted by a weighted-average devaluation in the Euro, Japanese yen, Brazilian real and Australian dollar of 17% compared to 2014. The negative impact to revenue was partially offset by a positive impact to cost of goods sold as a result of natural hedges, benefits of foreign exchange contracts and a decrease in losses from the remeasurement of foreign-denominated assets on the balance sheet.

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
On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd (Deeley Imports) including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada. As a result of the acquisition, the Company directly distributes its products in Canada as it does in other countries. The Company incurred approximately $20 million of selling and administrative expense related to its Canada operations in 2015.
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
Interest income was favorable due to higher average receivables in the retail and wholesale portfolios, partially offset by a lower retail yield due to low rate promotions during parts of 2015 and increased competition. Other income was favorable primarily due to increased credit card licensing and insurance revenue. Other income now includes international income which had previously been reported in interest income. Prior period amounts, which were not material, have been adjusted for comparability.
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

Other Matters
New Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and interim periods therein. The guidance may be adopted using either a full retrospective or a modified retrospective approach. The Company expects to adopt the new revenue recognition guidance using the modified retrospective method. The Company's efforts to evaluate the impact and to prepare for its adoption on January 1, 2018 are well underway. Based on the work completed to date (which includes the review of significant domestic revenue sources), the Company expects that the recognition of revenue for domestic sales of motorcycles, parts and accessories and general merchandise products under the new revenue recognition guidance will occur at a point in time, which is consistent with current practice. The Company is continuing to evaluate its international revenue sources for potential impact, but based on the work completed to date, expects its conclusions will be consistent with those reached for domestic revenue sources. Interest income, which makes up the vast majority of revenue in the Financial Services segment, is not within the scope of the new standard.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-02.
In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 amends the guidance on several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The Company is required to adopt ASU 2016-09 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on both a retrospective and prospective basis dependent upon the nature of the subtopic. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its financial statements.
In July 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company is required to adopt ASU 2016-13 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 on a modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2018. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. The Company is currently evaluating the impact of adoption of ASU 2016-13 but anticipates the adoption of ASU 2016-13 will result in an increase in the annual provision for credit losses and the related allowance for credit losses.
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
In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Two common assets included in the scope of the ASU are intellectual property and property, plant and equipment. The Company is required to adopt ASU 2016-16 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. Early adoption is permitted as of the beginning of an annual reporting period. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The Company is required to adopt ASU 2016-18 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company reported a $43.5 million financing cash inflow related to a change in restricted cash for the period ended December 31, 2016. Subsequent to the adoption of ASU 2016-18, the change in restricted cash would be excluded from the change in cash flows from financing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.
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
The wholesale portfolio is primarily composed of large balance, non-homogeneous finance receivables. The Company's wholesale allowance evaluation is first based on a loan-by-loan review. A specific allowance is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. Finance receivables in the wholesale portfolio that are not individually evaluated for impairment are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance is based on factors such as the Company’s past loan loss experience, the specific borrower’s financial performance as well as ability to repay, current economic conditions as well as the value of the underlying collateral.
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
The Company believes that past claim experience is indicative of future claims; however, the factors affecting actual claims can be volatile. As a result, actual claims experience may differ from estimated, which could lead to material changes in the Company’s warranty provision and related reserves. The Company’s warranty liability is discussed further in Note 1 of the Notes to Consolidated Financial Statements.
Pensions and Other Postretirement Healthcare Benefits – The Company has a defined benefit pension plan and several postretirement healthcare benefit plans, which cover employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees, which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.
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
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the Company decreased the weighted-average discount rate for pension and SERPA obligations from 4.53% as of December 31, 2015 to 4.30% as of December 31, 2016. The Company decreased the weighted-average discount rate for postretirement healthcare obligations from 4.29% to 4.03%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2016, the Company set its healthcare cost trend rate at 7.25% as of December 31, 2016. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2021.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2016 Net periodic benefit costs
Pension and SERPA	$27,316	$29,850	$19,443	n/a
Postretirement healthcare	$10,957	$881	$1,609	$1,564
2016 Benefit obligations
Pension and SERPA	$1,986,435	$335,111	n/a	n/a
Postretirement healthcare	$346,431	$31,837	n/a	$12,670
This information should not be viewed as predictive of future amounts. The analysis of the impact of a 1% change in the table above does not take into account the cost related to special termination benefits. The calculation of pension, SERPA and postretirement healthcare obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 13 of the Notes to Consolidated Financial Statements.
Stock Compensation Costs – The total cost of the Company’s share-based equity awards is equal to the grant date fair value per award multiplied by the number of awards granted, adjusted for awards that do not ultimately vest. The total cost of the Company’s liability-based equity awards is equal to the report date fair value per award multiplied by the number of awards granted, adjusted for awards that do not ultimately vest. These costs are recognized as expense on a straight-line basis over the service or performance periods of the awards. Forfeitures resulting from the failure to satisfy service requirements are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures. For performance-based awards, the number of awards expected to vest is also based on the estimated achievement of performance goals which is updated periodically over the life of the awards and ultimately reflects the actual level of achievement. As a result, changes in the level of forfeiture activity and the level of achievement of performance goals can influence the amount of stock compensation cost recognized from period to period.
The Company did not grant option awards in 2016. In prior years, the Company estimated the fair value of option awards as of the grant date using a lattice-based option valuation model which utilizes ranges of assumptions over the expected term of the options, including stock price volatility, dividend yield and risk-free interest rate.
The valuation model used historical data to estimate option exercise behavior and employee terminations. The expected term of options granted was derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding.
The Company used implied volatility to determine the expected volatility of its stock. The implied volatility is derived from options that are actively traded and the market prices of both the traded options and underlying shares are measured at a similar point in time to each other and on a date reasonably close to the grant date of the employee stock options. In addition, the traded options have exercise prices that are both (a) near-the-money and (b) close to the exercise price of the employee stock options. Finally, the remaining maturities of the traded options on which the estimate is based are at least one year.
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
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC Topic 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to items for income tax reporting purposes and financial reporting purposes. The unrecognized tax benefit is included within other long-term liabilities in the Consolidated Balance Sheets. The Company has a reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. The Company is regularly audited by tax authorities as a normal course of business. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2016 is as follows (in thousands):

	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments on debt	$2,145,781	$2,675,694	$1,258,814	$750,000	$6,830,289
Interest payments on debt	175,286	208,704	87,675	396,000	867,665
Operating lease payments	13,900	24,598	14,151	11,965	64,614
	$2,334,967	$2,908,996	$1,360,640	$1,157,965	$7,762,568

Interest for floating rate instruments assumes December 31, 2016 rates remain constant.
As of December 31, 2016, the Company generally had no significant purchase obligations, other than those created in the ordinary course of business. Purchase orders issued for inventory and supplies used in product manufacturing generally do not become firm commitments until 90 days prior to expected delivery and can be modified to a certain extent until 30 days prior to expected delivery.
The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2016. The Company’s retirement plan obligations and expected future contributions and payments related to these plans are provided in Note 13 of the Notes to Consolidated Financial Statements.
As described in Note 12 of the Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $55.5 million and accrued interest and penalties of $28.1 million as of December 31, 2016. However, the Company cannot make a reasonably reliable estimate of the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA delivered various additional requests for information to which the Company responded. More recently, in August 2016, the Company entered into a consent decree with the EPA regarding these issues (the Settlement). In the Settlement the Company agreed to, among other things, pay a fine, fund a three-year emissions mitigation project, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. The Company anticipates the EPA will move the court to finalize the Settlement in the coming months. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study (RI/FS).
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
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's model-year 2008-2011 motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.
Off-Balance Sheet Arrangements
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered Variable Interest Entities (VIE) under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing.
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
The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed financings do not meet the criteria to be treated as a sale for accounting purposes because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt.
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services Revenue. For more information see Note 11 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources as of December 31, 2016
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Company’s Financial Services operations will continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and intercompany borrowings.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

December 31, 2016
Cash and cash equivalents	$759,984
Current marketable securities	5,519
Total cash and cash equivalents and marketable securities	765,503

Credit facilities	409,292
Asset-backed U.S. commercial paper conduit facilities (a)	900,000
Asset-backed Canadian commercial paper conduit facility (b)	28,857
Total availability under credit facilities	1,338,149
Total	$2,103,652

(a)	The U.S. commercial paper conduit facilities expire on December 13, 2017. The Company anticipates that it will renew these facilities prior to expiration.(1)

(b)
The Canadian commercial paper conduit facility expires on June 30, 2017 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.(1)

The Company recognizes that it must continue to adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding.(1) The Financial Services operations could be negatively affected by higher costs of funding and the increased difficulty of raising, or potential inability to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to independent dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.
Cash Flow Activity
The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net cash provided by operating activities	$1,174,339	$1,100,118	$1,146,677
Net cash used by investing activities	(392,731)	(915,848)	(744,650)
Net cash used by financing activities	(734,390)	(354,064)	(536,096)
Effect of exchange rate changes on cash and cash equivalents	(9,443)	(14,677)	(25,863)
Net increase (decrease) in cash and cash equivalents	$37,775	$(184,471)	$(159,932)
Operating Activities
The increase in operating cash flow in 2016 compared to 2015 was due primarily to lower net cash outflows from wholesale lending, due to lower originations, and favorable changes in working capital driven by a reduction in inventory. These favorable impacts were partially offset by the impact of a qualified pension plan contribution and lower net income. At the end of 2016, inventory was $86.0 million lower than 2015 driven by lower finished goods, parts and accessories and general merchandise inventories.
During 2016, the Company voluntarily contributed $25.0 million to its qualified pension plans; there were no contributions in 2015. In January 2017, the Company voluntarily contributed $25.0 million to further fund its qualified pension plan; the Company expects that no additional contributions will be required in 2017.(1) The Company also expects it will continue to make on-going payments related to benefits due under the SERPA and postretirement healthcare plans. The Company’s expected future contributions and benefit payments related to these plans are provided in Note 13 of the Notes to Consolidated Financial Statements.

The decrease in operating cash flow in 2015 compared to 2014 was due primarily to lower net income and increased net cash outflow for wholesale lending.
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $256.3 million, $260.0 million and $232.3 million during 2016, 2015 and 2014, respectively.
Net cash outflows for finance receivables for 2016, which consisted primarily of retail finance receivables, were $125.5 million lower than 2015 as a result of a decrease in retail motorcycle loan originations during 2016. Net cash outflows for finance receivables for 2015 were $59.8 million higher than 2014 as a result of an increase in retail motorcycle loan originations during 2015.
Changes in the Company’s investment in marketable securities resulted in cash inflows of $40.0 million, $11.5 million and $41.0 million in 2016, 2015 and 2014, respectively.
During 2016, the Company completed a sale of finance receivables through an off-balance sheet asset-backed securitization. The proceeds from the sale of finance receivables, which positively impacted cash flow, were $312.6 million.
During 2015, the Company recorded a $59.9 million cash outflow for the purchase of certain assets and liabilities from Fred Deeley Imports, Ltd.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.
The Company paid dividends of $1.40 per share totaling $252.3 million during 2016, $1.24 per share totaling $249.3 million during 2015 and $1.10 per share totaling $238.3 million during 2014.
Cash outflows from share repurchases were $465.3 million, $1.54 billion and $615.6 million for 2016, 2015 and 2014, respectively. Share repurchases during 2016, 2015 and 2014 included 9.9 million, 28.0 million and 9.3 million shares of common stock, respectively, related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. In February 2016, the Company's Board of Directors separately authorized the Company to buy back up to an additional 20 million shares of its common stock with no dollar limit or expiration date of which 19.3 million shares remained available at December 31, 2016.
Financing cash flows related to debt activity resulted in net cash outflows of $78.3 million for 2016 and net cash inflows of $1.40 billion and $245.7 million for 2015 and 2014, respectively. The Company’s total outstanding debt consisted of the following as of December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Unsecured commercial paper	$1,055,708	$1,201,380	$731,786
Asset-backed Canadian commercial paper conduit facility	149,338	153,839	166,912
Medium-term notes, net	4,064,940	3,316,949	3,325,285
Senior unsecured notes, net	741,306	740,653	—
Term asset-backed securitization debt, net	796,275	1,459,377	1,268,419
Total debt	$6,807,567	$6,872,198	$5,492,402
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2016 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable

Credit Facilities – On April 7, 2016, the Company entered into a $765.0 million five-year credit facility to refinance and replace a $675.0 million five-year credit facility that was due to mature in April 2017. The new five-year credit facility matures in April 2021. The Company also has a $675.0 million five-year credit facility which matures in April 2019. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. During May 2016, the Company entered into an additional $25.0 million credit facility which expires May 24, 2017. The $25.0 million credit facility bears interest at variable interest rates, and the Company must pay a fee based on the unused portion of the $25.0 million commitment.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.44 billion as of December 31, 2016 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2016 (in thousands):

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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$240 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2016, the Canadian Conduit has an expiration date of June 30, 2017. The contractual maturity of the debt is approximately 5 years.
During 2016 and 2015, the Company transferred $71.1 million and $100.0 million, respectively, of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $62.4 million and $87.5 million, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – On December 14, 2016, the Company entered into a new revolving facility agreement with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total  commitment of up to $300.0 million. Also on that date, the Company renewed its existing $600.0 million revolving facility agreement, which had expired on December 14, 2016 with the same third party bank-sponsored asset-backed U.S. commercial paper conduit. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the relevant SPE as collateral. At December 31, 2016, 2015, and 2014, the Company had no outstanding borrowings under the U.S. Conduit Facilities. In January 2017, the Company transferred $333.4 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million of debt to the U.S. Conduit Facilities.
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit Facilities have an expiration date of December 13, 2017.
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

The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2019 to 2022.
There were no on-balance sheet asset-backed securitization transactions during 2016. In 2015, the Company transferred $1.3 billion of U.S. retail motorcycle finance receivables to two separate SPEs. The SPEs in turn issued $1.2 billion of secured notes through on-balance sheet term asset-backed securitization transactions.
During 2016, the Company sold U.S. retail motorcycle finance receivables with a principal balance of $301.8 million into an asset-backed securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services Revenue. For more information see Note 11 of the Notes to Consolidated Financial Statements.
Intercompany Borrowings – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company. There were no intercompany borrowings made between HDFS and the Company during 2016 or 2015. As such, as of December 31, 2016 and December 31, 2015, there were no intercompany loans outstanding. The term loans provide for monthly interest based on the prevailing commercial paper rates and principal due at maturity or upon demand by the Company. The term loan balances and related interest are eliminated in the Company's consolidated financial statements.
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
At December 31, 2016, 2015 and 2014, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i)	execute its business strategy,

(ii)	manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment,

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

(xii)	manage risks that arise through expanding international manufacturing, operations and sales,

(xiii)	adjust to tax reform, healthcare inflation and reform and pension reform,

(xiv)	manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(xv)	manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xvi)	implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities,

(xvii)	manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations,

(xviii)	manage its exposure to product liability claims and commercial or contractual disputes,

(xix)	execute its flexible production strategy,

(xx)	retain and attract talented employees,

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
In recent years, HDFS has experienced historically low levels of retail credit losses, but there is no assurance that this will continue. The Company believes that HDFS' retail credit losses may increase over time due to changing consumer credit behavior and HDFS' efforts to increase prudently structured loan approvals to sub-prime borrowers, as well as actions that the Company has taken and could take that impact motorcycle values.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen, the Brazilian real, the Canadian dollar and the Mexican peso. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2016, the notional U.S. dollar value of outstanding Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar and Mexican peso foreign currency contracts was $554.6 million. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $52.2 million as of December 31, 2016. Further disclosure relating to the fair value of derivative financial instruments is included in Note 8 of the Notes to Consolidated Financial Statements.

 Item 8.    Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

Matthew S. Levatich	John A. Olin
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF THE AUDIT AND FINANCE COMMITTEE
The Audit and Finance Committee of the Board of Directors reviews the Company’s financial reporting process and the audit process. All of the Audit and Finance Committee members are independent in accordance with the audit committee requirements of the New York Stock Exchange, Inc.
The Audit and Finance Committee of the Board of Directors has reviewed and discussed with management its assessment of the effectiveness of the Company’s internal control system over financial reporting as of December 31, 2016. Management has concluded that the internal control system was effective. Additionally, the Company’s internal control over financial reporting as of December 31, 2016 was audited by Ernst & Young LLP, the Company’s independent registered public accounting firm for the 2016 fiscal year. The Audit and Finance Committee has reviewed and discussed the audited financial statements of the Company for the 2016 fiscal year with management as well as with representatives of Ernst & Young LLP. The Audit and Finance Committee has also discussed with Ernst & Young LLP matters required to be discussed under Public Company Accounting Oversight Board (PCAOB) No. 16, Communications with Audit Committees. The Audit and Finance Committee has received written disclosures from Ernst & Young LLP regarding their independence as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with representatives of Ernst & Young LLP the independence of Ernst & Young LLP. Based on the review and discussions referred to above, the Audit and Finance Committee has recommended to the Board of Directors that the audited financial statements for the 2016 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2016 fiscal year.
Audit and Finance Committee of the Board of Directors

James A. Norling, Chairman
N. Thomas Linebarger
George L. Miles, Jr.
Maryrose Sylvester (beginning September 7, 2016)
Jochen Zeitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Harley-Davidson, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harley-Davidson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Harley-Davidson, Inc. and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Harley-Davidson, Inc.:

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harley-Davidson, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 21, 2017

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	2016	2015	2014
Revenue:
Motorcycles and Related Products	$5,271,376	$5,308,744	$5,567,681
Financial Services	725,082	686,658	660,827
Total revenue	5,996,458	5,995,402	6,228,508
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,419,710	3,356,284	3,542,601
Financial Services interest expense	173,756	161,983	164,476
Financial Services provision for credit losses	136,617	101,345	80,946
Selling, administrative and engineering expense	1,217,439	1,220,095	1,159,502
Total costs and expenses	4,947,522	4,839,707	4,947,525
Operating income	1,048,936	1,155,695	1,280,983
Investment income	4,645	6,585	6,499
Interest expense	29,670	12,117	4,162
Income before provision for income taxes	1,023,911	1,150,163	1,283,320
Provision for income taxes	331,747	397,956	438,709
Net income	$692,164	$752,207	$844,611
Earnings per common share:
Basic	$3.85	$3.71	$3.90
Diluted	$3.83	$3.69	$3.88
Cash dividends per common share	$1.40	$1.24	$1.10
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net income	$692,164	$752,207	$844,611
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,288)	(55,362)	(36,808)
Derivative financial instruments	6,638	(13,156)	20,722
Marketable securities	(100)	(394)	(424)
Pension and postretirement benefit plans	52,574	(31,350)	(165,757)
Total other comprehensive income (loss), net of tax	49,824	(100,262)	(182,267)
Comprehensive income	$741,988	$651,945	$662,344

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands, except share amounts)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$759,984	$722,209
Marketable securities	5,519	45,192
Accounts receivable, net	285,106	247,405
Finance receivables, net	2,076,261	2,053,582
Inventories	499,917	585,907
Restricted cash	52,574	88,267
Deferred income taxes	—	102,769
Other current assets	174,491	132,552
Total current assets	3,853,852	3,977,883
Finance receivables, net	4,759,197	4,814,571
Property, plant and equipment, net	981,593	942,418
Goodwill	53,391	54,182
Deferred income taxes	167,729	99,614
Other long-term assets	74,478	84,309
	$9,890,240	$9,972,977
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235,318	$235,614
Accrued liabilities	486,652	471,964
Short-term debt	1,055,708	1,201,380
Current portion of long-term debt, net	1,084,884	838,349
Total current liabilities	2,862,562	2,747,307
Long-term debt, net	4,666,975	4,832,469
Pension liability	84,442	164,888
Postretirement healthcare liability	173,267	193,659
Other long-term liabilities	182,836	195,000
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 180,595,054 and 344,855,704 shares issued, respectively	1,806	3,449
Additional paid-in-capital	1,381,862	1,328,561
Retained earnings	1,337,673	8,961,985
Accumulated other comprehensive loss	(565,381)	(615,205)
Treasury stock (4,647,345 and 160,121,966 shares, respectively), at cost	(235,802)	(7,839,136)
Total shareholders’ equity	1,920,158	1,839,654
	$9,890,240	$9,972,977

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2016 and 2015
(In thousands, except share amounts)

	2016	2015
Balances held by consolidated variable interest entities (Note 11)
Current finance receivables, net	$225,289	$322,768
Other assets	$2,781	$4,706
Non-current finance receivables, net	$643,047	$1,250,919
Restricted cash - current and non-current	$57,057	$100,151
Current portion of long-term debt, net	$241,396	$351,123
Long-term debt, net	$554,879	$1,108,254

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net cash provided by operating activities (Note 2)	$1,174,339	$1,100,118	$1,146,677
Cash flows from investing activities:
Capital expenditures	(256,263)	(259,974)	(232,319)
Origination of finance receivables	(3,664,495)	(3,751,830)	(3,568,423)
Collections on finance receivables	3,175,031	3,136,885	3,013,245
Proceeds from finance receivables sold	312,571	—	—
Sales and redemptions of marketable securities	40,014	11,507	41,010
Acquisition of business	—	(59,910)	—
Other	411	7,474	1,837
Net cash used by investing activities	(392,731)	(915,848)	(744,650)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,193,396	595,386	991,835
Repayments of medium-term notes	(451,336)	(610,331)	(526,431)
Proceeds from issuance of senior unsecured notes	—	740,385	—
Repayment of senior unsecured notes	—	—	(303,000)
Proceeds from securitization debt	—	1,195,668	847,126
Repayments of securitization debt	(665,400)	(1,008,135)	(834,856)
Borrowings of asset-backed commercial paper	62,396	87,442	84,907
Repayments of asset-backed commercial paper	(71,500)	(72,727)	(77,800)
Net (decrease) increase in credit facilities and unsecured commercial paper	(145,812)	469,473	63,945
Net change in restricted cash	43,495	11,410	22,755
Dividends paid	(252,321)	(249,262)	(238,300)
Purchase of common stock for treasury	(465,341)	(1,537,020)	(615,602)
Excess tax benefits from share-based payments	2,251	3,468	11,540
Issuance of common stock under employee stock option plans	15,782	20,179	37,785
Net cash used by financing activities	(734,390)	(354,064)	(536,096)
Effect of exchange rate changes on cash and cash equivalents	(9,443)	(14,677)	(25,863)
Net increase (decrease) in cash and cash equivalents	$37,775	$(184,471)	$(159,932)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$722,209	$906,680	$1,066,612
Net increase (decrease) in cash and cash equivalents	37,775	(184,471)	(159,932)
Cash and cash equivalents—end of period	$759,984	$722,209	$906,680

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2016, 2015 and 2014
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2013	343,157,231	$3,432	$1,175,052	$7,852,729	$(332,676)	$(5,689,051)	$3,009,486
Net income	—	—	—	844,611	—	—	844,611
Total other comprehensive loss, net of tax (Note 9)	—	—	—	—	(182,267)	—	(182,267)
Dividends	—	—	—	(238,300)	—	—	(238,300)
Repurchase of common stock	—	—	—	—	—	(615,602)	(615,602)
Share-based compensation and 401(k) match made with Treasury shares	—	—	40,848	—	—	1,143	41,991
Issuance of nonvested stock	15,891	—	—	—	—	—	—
Exercise of stock options	1,001,531	10	37,775	—	—	—	37,785
Tax benefit of equity awards	—	—	11,582	—	—	—	11,582
Balance December 31, 2014	344,174,653	$3,442	$1,265,257	$8,459,040	$(514,943)	$(6,303,510)	$2,909,286
Net income	—	—	—	752,207	—	—	752,207
Total other comprehensive loss, net of tax (Note 9)	—	—	—	—	(100,262)	—	(100,262)
Dividends	—	—	—	(249,262)	—	—	(249,262)
Repurchase of common stock	—	—	—	—	—	(1,537,020)	(1,537,020)
Share-based compensation and 401(k) match made with Treasury shares	—	—	39,457	—	—	1,394	40,851
Issuance of nonvested stock	162,193	2	(2)	—	—	—	—
Exercise of stock options	518,858	5	20,174	—	—	—	20,179
Tax benefit of equity awards	—	—	3,675	—	—	—	3,675
Balance December 31, 2015	344,855,704	$3,449	$1,328,561	$8,961,985	$(615,205)	$(7,839,136)	$1,839,654
Net income	—	—	—	692,164	—	—	692,164
Total other comprehensive income, net of tax (Note 9)	—	—	—	—	49,824	—	49,824
Dividends	—	—	—	(252,321)	—	—	(252,321)
Repurchase of common stock	—	—	—	—	—	(465,341)	(465,341)
Share-based compensation and 401(k) match made with Treasury shares	—	—	36,956	—	—	2,870	39,826
Issuance of nonvested stock	272,479	2	(2)	—	—	—	—
Exercise of stock options	466,871	5	15,777	—	—	—	15,782
Tax benefit of equity awards	—	—	570	—	—	—	570
Retirement of treasury stock	(165,000,000)	(1,650)	—	(8,064,155)	—	8,065,805	—
Balance December 31, 2016	180,595,054	$1,806	$1,381,862	$1,337,673	$(565,381)	$(235,802)	$1,920,158

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
All of the Company’s subsidiaries are wholly owned and are included in the consolidated financial statements. Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The effect of this remeasurement is reported in Motorcycle and Related Products cost of goods sold. The pre-tax loss for foreign currency remeasurements was $15.1 million, $21.5 million and $28.4 million, for the years ended 2016, 2015 and 2014, respectively.
The Company operates in two reportable segments: Motorcycles & Related Products (Motorcycles) and Financial Services.
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
Marketable Securities – The Company’s marketable securities consisted of the following at December 31 (in thousands):

	2016	2015
Available-for-sale securities: corporate bonds	$5,519	$45,192
Trading securities: mutual funds	38,119	36,256
Total marketable securities	$43,638	$81,448
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During 2016 and 2015, the Company recognized gross unrealized losses of $0.2 million and $0.6 million, respectively, or losses of $0.1 million and $0.4 million, net of tax, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that come due over the next 4 months.
The Company's trading securities relate to investments held by the Company to fund certain deferred compensation obligations. The trading securities are carried at fair value with gains and losses recorded in net income and investments are included in other long-term assets on the consolidated balance sheets.
Accounts Receivable, Net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $2.7 million and $2.9 million as of December 31, 2016 and 2015, respectively. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.
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
The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s wholesale allowance evaluation is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. Finance receivables in the wholesale portfolio that are not individually evaluated for impairment are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance is based on factors such as the Company’s past loan loss experience, the specific borrower’s financial performance as well as ability to repay, current economic conditions as well as the value of the underlying collateral.
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
Repossessed inventory representing recovered collateral on impaired finance receivables is recorded at the lower of cost or net realizable value. In the period during which the collateral is repossessed, the related finance receivable is adjusted to the fair value of the collateral through a charge to the allowance for credit losses and reclassified to repossessed inventory. Repossessed inventory is included in other current assets and was $19.3 million and $17.7 million at December 31, 2016 and 2015, respectively.
Asset-Backed Financing – The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPE), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing. The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE.
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
In transactions where the Company is not the primary beneficiary of the VIE, the Company must determine whether it can achieve a sale for accounting purposes under ASC Topic 860, "Transfers and Servicing." To achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond the Company’s control. If the Company does not meet all these criteria for sale accounting, then the transaction is accounted for as a secured borrowing and is referred to as an on-balance sheet asset-backed financing.
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

Inventories – Inventories are valued at the lower of cost or market. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $221.7 million at December 31, 2016 and $266.6 million at December 31, 2015 are valued at the lower of cost or market using the first-in, first-out (FIFO) method.
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
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2016 and 2015, the Company performed a quantitative test on its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	2016	2015	2014
Balance, beginning of period	$74,217	$69,250	$64,120
Warranties issued during the period	60,215	59,259	60,331
Settlements made during the period	(99,298)	(96,529)	(74,262)
Recalls and changes to pre-existing warranty liabilities	44,348	42,237	19,061
Balance, end of period	$79,482	$74,217	$69,250
The liability for recall campaigns was $13.6 million, $10.2 million and $9.8 million at December 31, 2016, 2015 and 2014, respectively.
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
All derivative instruments are recognized on the balance sheet at fair value (see Note 7). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings. Refer to Note 8 for a detailed description of the Company’s derivative instruments.
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
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2016 and 2015, all retail finance receivables are accounted for as interest-earning receivables.
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
Insurance and protection product commissions as well as commissions on the sale of extended service contracts are recognized when contractually earned. Deferred revenue related to extended service contracts was $4.5 million and $4.6 million as of December 31, 2016 and 2015, respectively.
Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expenses in the consolidated statement of income. Research and development expenses were $172.3 million, $161.2 million and $138.3 million for 2016, 2015 and 2014, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2016, 2015 and 2014, the Company incurred $137.4 million, $119.8 million and $107.4 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.
Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of income. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Share-based award expense is recognized on a straight-line basis over the service or performance periods of the awards. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2016, 2015 and 2014 was $32.3 million, $29.4 million and $37.9 million, respectively, or $20.4 million, $18.5 million and $23.9 million net of taxes, respectively.
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
In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 amends the guidance within ASC Topic 835, "Interest," to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. In August 2015, the FASB further issued ASU No. 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU 2015-15 amends the guidance within ASC Topic 835, “Interest,” to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement.
The Company adopted ASU 2015-03 and ASU 2015-15 retrospectively on January 1, 2016. As a result, debt issuance costs related to its medium-term notes, senior unsecured notes, and term asset-backed securitizations are now classified as a reduction to the carrying amount of the related debt on the balance sheet. Debt issuance costs previously recorded in other current assets and other long-term assets totaling $18.2 million as of December 31, 2015 on the balance sheet have been reclassified to current portion of long-term debt, net and long-term debt, net to reflect the adoption of the new guidance. The required new disclosures are also presented in Note 10. The Company will continue to classify debt issuance costs related to line of credit arrangements, which include its asset-backed commercial paper and unsecured commercial paper programs and its credit facilities, as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.
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
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) that eliminates the requirement to classify investments measured using the NAV practical expedient in the fair value hierarchy table. Instead, entities will be required to disclose the fair values of such investments so that the financial statement users can reconcile amounts reported in the fair value hierarchy table with the amounts reported in the balance sheet. The Company adopted this new guidance on a retrospective basis in 2016 which resulted in a change to the presentation of pension and postretirement plan assets in Note 13 of the Notes to Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 eliminates the requirement for a Company to separate deferred income tax liabilities and assets into current and noncurrent amounts on a classified statement of financial position and requires that deferred tax liabilities and assets be classified as noncurrent. The Company adopted ASU 2015-17 on December 31, 2016 on a prospective basis and prior period balances were not adjusted.
Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and interim periods therein. The guidance may be adopted using either a full retrospective or modified retrospective approach. The Company expects to adopt the new revenue recognition guidance using the modified retrospective method. The Company's efforts to evaluate the impact and to prepare for its adoption on January 1, 2018 are well underway. Based on the work completed to date (which includes the review of significant domestic revenue sources), the Company expects that the recognition of revenue for domestic sales of motorcycles, parts and accessories and general merchandise products under the new revenue recognition guidance will occur at a point in time, which is consistent with current practice. The Company is continuing to evaluate its international revenue sources for potential impact, but based on the work completed to date, expects its conclusions will be consistent with those reached for domestic revenue sources. Interest income, which makes up the vast majority of revenue in the Financial Services segment, is not within the scope of the new standard.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-02.
In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 amends the guidance on several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The Company is required to adopt ASU 2016-09 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on both a retrospective and prospective basis dependent upon the nature of the subtopic. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its financial statements.
In July 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company is required to adopt ASU 2016-13 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 on a modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2018. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. The Company is currently evaluating the impact of adoption of ASU 2016-13 but anticipates the adoption of ASU 2016-13 will result in an increase in the annual provision for credit losses and the related allowance for credit losses.
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

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Two common assets included in the scope of the ASU are intellectual property and property, plant and equipment. The Company is required to adopt ASU 2016-16 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. Early adoption is permitted as of the beginning of an annual reporting period. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The Company is required to adopt ASU 2016-18 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company reported a $43.5 million financing cash inflow related to a change in restricted cash for the period ended December 31, 2016. Subsequent to the adoption of ASU 2016-18 the change in restricted cash would be excluded from the change in cash flows from financing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.
2.    Additional Balance Sheet and Cash Flow Information
The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31, and the statements of cash flows for the years ended December 31.
Balance Sheet Information:
Inventories, net (in thousands):

	2016	2015
Components at the lower of FIFO cost or market
Raw materials and work in process	$140,639	$161,704
Motorcycle finished goods	285,281	327,952
Parts and accessories and general merchandise	122,264	145,519
Inventory at lower of FIFO cost or market	548,184	635,175
Excess of FIFO over LIFO cost	(48,267)	(49,268)
Total inventories, net	$499,917	$585,907
Inventory obsolescence reserves deducted from FIFO cost were $39.9 million and $26.7 million as of December 31, 2016 and 2015, respectively.
Property, plant and equipment, at cost (in thousands):

	2016	2015
Land and related improvements	$65,533	$56,554
Buildings and related improvements	464,200	453,433
Machinery and equipment	1,887,269	1,859,443
Software	630,114	524,076
Construction in progress	214,409	280,147
	3,261,525	3,173,653
Accumulated depreciation	(2,279,932)	(2,231,235)
Total property, plant and equipment, net	$981,593	$942,418

Accrued liabilities (in thousands):

	2016	2015
Payroll, employee benefits and related expenses	$148,221	$160,971
Warranty and recalls	57,698	54,894
Sales incentive programs	43,218	37,568
Tax-related accruals	26,140	18,535
Accrued interest	42,788	33,925
Other	168,587	166,071
Total accrued liabilities	$486,652	$471,964

Cash Flow Information:
The reconciliation of net income to net cash provided by operating activities of continuing operations is as follows (in thousands):

	2016	2015	2014
Cash flows from operating activities:
Net income	$692,164	$752,207	$844,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	209,555	198,074	179,300
Amortization of deferred loan origination costs	86,681	93,546	94,429
Amortization of financing origination fees	9,252	9,975	8,442
Provision for long-term employee benefits	38,273	60,824	33,709
Employee benefit plan contributions and payments	(55,809)	(28,490)	(29,686)
Stock compensation expense	32,336	29,433	37,929
Net change in wholesale finance receivables related to sales	(3,233)	(113,970)	(75,210)
Provision for credit losses	136,617	101,345	80,946
Gain on off-balance sheet asset-backed securitization	(9,269)	—	—
Loss on debt extinguishment	118	1,099	3,942
Deferred income taxes	(165)	(16,484)	(7,621)
Other, net	(6,907)	20,913	20,473
Changes in current assets and liabilities:
Accounts receivable, net	(45,934)	(13,665)	(9,809)
Finance receivables – accrued interest and other	(1,489)	(3,046)	(2,515)
Inventories	85,072	(155,222)	(50,886)
Accounts payable and accrued liabilities	38,237	138,823	21,309
Derivative instruments	(3,413)	(5,615)	703
Other	(27,747)	30,371	(3,389)
Total adjustments	482,175	347,911	302,066
Net cash provided by operating activities	$1,174,339	$1,100,118	$1,146,677
Cash paid during the period for interest and income taxes (in thousands):

	2016	2015	2014
Interest	$185,804	$148,654	$154,310
Income taxes	$356,553	$371,547	$438,840
Interest paid represents interest payments of HDFS (included in financial services interest expense) and interest payments of the Company (included in interest expense).

3.    Acquisition
On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd. (Deeley Imports) including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada (Transaction) for total consideration of $59.9 million. The majority equity owner of Deeley Imports prior to the transaction closing is a member of the Board of Directors of the Company. The acquisition of the Canadian distribution rights allowed the Company to align its distribution in Canada with its global go-to-market approach.
The financial impact of the acquisition, which was part of the Motorcycles segment, has been included in the Company's consolidated financial statements from the date of acquisition. Proforma information reflecting this acquisition has not been disclosed as the proforma impact on consolidated net income was not material.
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
4.    Goodwill and Intangible Assets
The following table summarizes changes in the carrying amount of goodwill in the Motorcycles segment for the following years ended December 31 (in thousands):

	2016	2015	2014
Balance, beginning of period	$54,182	$27,752	$30,452
Business acquisitions	—	28,567	—
Currency translation	(791)	(2,137)	(2,700)
Balance, end of period	$53,391	$54,182	$27,752
The following table summarizes the Motorcycles segment intangible assets other than goodwill at December 31 (in thousands):

	2016
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Intangible assets other than goodwill
Reacquired distribution rights	$12,928	$(9,157)	$3,771	2
Customer relationships	7,293	(517)	6,776	20
Total other intangible assets	$20,221	$(9,674)	$10,547

	2015
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Intangible assets other than goodwill
Reacquired distribution rights	$12,614	$(2,628)	$9,986	2
Customer relationships	7,116	(148)	6,968	20
Total other intangible assets	$19,730	$(2,776)	$16,954

Intangible assets other than goodwill are included in other long-term assets on the Company's consolidated balance sheets. The gross carrying amounts at December 31 differ from the acquisition date amounts due to changes in foreign currency exchange rates.
Total amortization expense of other intangible assets was $7.0 million and $2.8 million for 2016 and 2015, respectively. There was no amortization expense of other intangible assets for 2014. The Company estimates future amortization to be as follows (in thousands):

Estimated Amortization
2017	4,143
2018	372
2019	372
2020	372
2021	372
Thereafter	4,916
Total	$10,547
The Financial Services segment had no goodwill or intangible assets at December 31, 2016 and December 31, 2015.
5.    Finance Receivables
Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2016	2015	2014	2013	2012
Wholesale
United States	$961,150	$965,379	$903,380	$800,491	$776,633
Canada	65,440	58,481	48,941	44,721	39,771
Total wholesale	1,026,590	1,023,860	952,321	845,212	816,404
Retail
United States	5,769,410	5,803,071	5,398,006	5,051,245	4,850,450
Canada	212,801	188,400	209,918	213,799	222,665
Total retail	5,982,211	5,991,471	5,607,924	5,265,044	5,073,115
	7,008,801	7,015,331	6,560,245	6,110,256	5,889,519
Allowance for credit losses	(173,343)	(147,178)	(127,364)	(110,693)	(107,667)
Total finance receivables, net	$6,835,458	$6,868,153	$6,432,881	$5,999,563	$5,781,852
 The Company offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales.
The Company provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment contracts and are primarily related to sales of motorcycles to the dealers’ customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2016 and 2015, approximately 11% and 12% of gross outstanding retail finance receivables were originated in Texas, respectively; there were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
Unused lines of credit extended to the Company's wholesale finance customers totaled $1.32 billion and $1.27 billion at December 31, 2016 and 2015, respectively. Approved but unfunded retail finance loans totaled $177.9 million and $169.6 million at December 31, 2016 and 2015, respectively.
Wholesale finance receivables are generally contractually due within one year. On December 31, 2016, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2017	$2,004,454	$107,658	$2,112,112
2018	1,123,428	44,731	1,168,159
2019	1,256,972	48,806	1,305,778
2020	1,217,711	53,254	1,270,965
2021	1,106,241	23,792	1,130,033
Thereafter	21,754	—	21,754
Total	$6,730,560	$278,241	$7,008,801
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31 were as follows (in thousands):

	2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	137,893	(1,276)	136,617
Charge-offs	(148,566)	—	(148,566)
Recoveries	41,405	—	41,405
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$166,761	$6,582	$173,343

	2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	98,826	2,519	101,345
Charge-offs	(123,911)	—	(123,911)
Recoveries	42,380	—	42,380
Balance, end of period	$139,320	$7,858	$147,178

	2014
	Retail	Wholesale	Total
Balance, beginning of period	$106,063	$4,630	$110,693
Provision for credit losses	80,237	709	80,946
Charge-offs	(102,831)	—	(102,831)
Recoveries	38,556	—	38,556
Balance, end of period	$122,025	$5,339	$127,364

(a)	Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 11 for additional information).

There were no finance receivables individually evaluated for impairment on December 31, 2016 or 2015. The allowance for credit losses and finance receivables by portfolio, collectively evaluated for impairment, at December 31 was as follows (in thousands):

	2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	166,761	6,582	173,343
Total allowance for credit losses	$166,761	$6,582	$173,343
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,982,211	1,026,590	7,008,801
Total finance receivables	$5,982,211	$1,026,590	$7,008,801
	2015
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	139,320	7,858	147,178
Total allowance for credit losses	$139,320	$7,858	$147,178
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,991,471	1,023,860	7,015,331
Total finance receivables	$5,991,471	$1,023,860	$7,015,331
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have specifically impaired finance receivables. At December 31, 2016 and 2015, there were no wholesale finance receivables that were on non-accrual status or individually deemed to be impaired under ASC Topic 310, “Receivables.”
An analysis of the aging of past due finance receivables at December 31 was as follows (in thousands):

	2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,760,818	$131,302	$49,642	$40,449	$221,393	$5,982,211
Wholesale	1,024,995	1,000	319	276	1,595	1,026,590
Total	$6,785,813	$132,302	$49,961	$40,725	$222,988	$7,008,801

	2015
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,796,003	$118,996	$43,680	$32,792	$195,468	$5,991,471
Wholesale	1,022,365	888	530	77	1,495	1,023,860
Total	$6,818,368	$119,884	$44,210	$32,869	$196,963	$7,015,331

The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31 for the past five years was as follows (in thousands):

	2016	2015	2014	2013	2012
United States	$39,399	$31,677	$27,800	$23,770	$26,500
Canada	1,326	1,192	1,118	1,031	1,533
Total	$40,725	$32,869	$28,918	$24,801	$28,033
A significant part of managing the Company's finance receivable portfolios includes the assessment of credit risk associated with each borrower. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit risk indicators for each portfolio.
The Company manages retail credit risk through its credit approval policy and ongoing collection efforts. The Company uses FICO scores, a standard credit rating measurement, to differentiate the expected default rates of retail credit applicants, enabling the Company to better evaluate credit applicants for approval and to tailor pricing according to this assessment. Retail loans with a FICO score of 640 or above at origination are considered prime, and loans with a FICO score below 640 are considered sub-prime. These credit quality indicators are determined at the time of loan origination and are not updated subsequent to the loan origination date.
The recorded investment of retail finance receivables, by credit quality indicator, at December 31 was as follows (in thousands):

	2016	2015
Prime	$4,768,420	$4,777,448
Sub-prime	1,213,791	1,214,023
Total	$5,982,211	$5,991,471
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31 was as follows (in thousands):

	2016	2015
Doubtful	$1,333	$5,169
Substandard	1,773	21,774
Special Mention	30,152	6,271
Medium Risk	14,620	11,494
Low Risk	978,712	979,152
Total	$1,026,590	$1,023,860
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
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, and commodity prices. The Company uses the market approach to derive the fair value for its level 2 fair value measurements. Forward contracts for foreign currency and commodities are valued using current quoted forward rates and prices; and investments in marketable securities and cash equivalents are valued using publicly quoted prices.
Level 3 inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands):

	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$531,519	$426,266	$105,253	$—
Marketable securities	43,638	38,119	5,519	—
Derivatives	29,034	—	29,034	—
Total	$604,191	$464,385	$139,806	$—
Liabilities:
Derivatives	$142	$—	$142	$—

	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$555,910	$390,706	$165,204	$—
Marketable securities	81,448	36,256	45,192	—
Derivatives	16,235	—	16,235	—
Total	$653,593	$426,962	$226,631	$—
Liabilities:
Derivatives	$1,300	$—	$1,300	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $19.3 million and $17.7 million at December 31, 2016 and 2015, for which the fair value adjustment was $9.3 million and $8.6 million at December 31, 2016 and 2015, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
7.     Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, finance receivables, net, debt, foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 8).

The following table summarizes the fair value and carrying value of the Company’s financial instruments at December 31 (in thousands):

	2016		2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$759,984	$759,984	$722,209	$722,209
Marketable securities	$43,638	$43,638	$81,448	$81,448
Derivatives	$29,034	$29,034	$16,235	$16,235
Finance receivables, net	$6,921,037	$6,835,458	$6,937,053	$6,868,153
Restricted cash	$67,147	$67,147	$110,642	$110,642
Liabilities:
Derivatives	$142	$142	$1,300	$1,300
Unsecured commercial paper	$1,055,708	$1,055,708	$1,201,380	$1,201,380
Asset-backed Canadian commercial paper conduit facility	$149,338	$149,338	$153,839	$153,839
Medium-term notes	$4,139,462	$4,064,940	$3,410,966	$3,316,949
Senior unsecured notes	$744,552	$741,306	$737,435	$740,653
Term asset-backed securitization debt	$797,688	$796,275	$1,455,776	$1,459,377
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
The fair values of the medium-term notes and senior unsecured notes are estimated based upon rates currently available for debt with similar terms and remaining maturities. Fair value is calculated using Level 2 inputs.
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
The Company sells its products internationally, and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings can be affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company utilizes foreign currency exchange contracts to mitigate the effects of the Euro, the Australian dollar, the Japanese yen, the Brazilian real, the Canadian dollar and the Mexican peso. The foreign currency exchange contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
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
The following tables summarize the fair value of the Company’s derivative financial instruments at December 31 (in thousands):

	2016			2015
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Foreign currency contracts(c)	$554,551	$28,528	$142	$436,352	$16,167	$181
Commodities contracts(c)	992	177	—	968	—	159
Total	$555,543	$28,705	$142	$437,320	$16,167	$340
	2016			2015
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Commodities contracts	$5,025	$329	$—	$6,510	$68	$960
Total	$5,025	$329	$—	$6,510	$68	$960

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses for the following years ended December 31 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
Cash Flow Hedges	2016	2015	2014
Foreign currency contracts	$28,099	$45,810	$47,037
Commodities contracts	77	(421)	(262)
Treasury rate locks	—	(7,381)	—
Total	$28,176	$38,008	$46,775

	Amount of Gain/(Loss) Reclassified from AOCL into Income
Cash Flow Hedges	2016	2015	2014	Expected to be Reclassified Over the Next Twelve Months

Foreign currency contracts(a)	$18,253	$59,730	$13,635	$26,583
Commodities contracts(a)	(258)	(677)	228	177
Treasury rate locks(b)	(362)	(151)	—	(362)
Total	$17,633	$58,902	$13,863	$26,398

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense
For the years ended December 31, 2016 and 2015, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
The following table summarizes the amount of gains and losses for the years ended December 31 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2016	2015	2014
Commodities contracts(a)	$167	$(648)	$(1,969)
Total	$167	$(648)	$(1,969)

(a)	Gain/(loss) recognized in income is included in cost of goods sold

9.    Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31 (in thousands):

	2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive (loss) income before reclassifications	(7,591)	(159)	28,176	33,937	54,363
Income tax	(1,697)	59	(10,436)	(12,570)	(24,644)
Net other comprehensive (loss) income before reclassifications	(9,288)	(100)	17,740	21,367	29,719
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(18,253)	—	(18,253)
Realized (gains) losses - commodities contracts(a)	—	—	258	—	258
Realized (gains) losses - treasury rate lock(b)	—	—	362	—	362
Prior service credits(c)	—	—	—	(1,784)	(1,784)
Actuarial losses(c)	—	—	—	49,888	49,888
Curtailment and settlement losses(c)	—	—	—	1,463	1,463
Total before tax	—	—	(17,633)	49,567	31,934
Income tax expense (benefit)	—	—	6,531	(18,360)	(11,829)
Net reclassifications	—	—	(11,102)	31,207	20,105
Other comprehensive (loss) income	(9,288)	(100)	6,638	52,574	49,824
Balance, end of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)

	2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(48,309)	(626)	38,008	(106,059)	(116,986)
Income tax	(7,053)	232	(14,079)	39,284	18,384
Net other comprehensive (loss) income before reclassifications	(55,362)	(394)	23,929	(66,775)	(98,602)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(59,730)	—	(59,730)
Realized (gains) losses - commodities contracts(a)	—	—	677	—	677
Realized (gains) losses - treasury rate lock(b)	—	—	151	—	151
Prior service credits(c)	—	—	—	(2,782)	(2,782)
Actuarial losses(c)	—	—	—	58,680	58,680
Curtailment and settlement losses(c)	—	—	—	368	368
Total before tax	—	—	(58,902)	56,266	(2,636)
Income tax expense (benefit)	—	—	21,817	(20,841)	976
Net reclassifications	—	—	(37,085)	35,425	(1,660)
Other comprehensive loss	(55,362)	(394)	(13,156)	(31,350)	(100,262)
Balance, end of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)

	2014
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$33,326	$(276)	$(1,680)	$(364,046)	$(332,676)
Other comprehensive (loss) income before reclassifications	(50,310)	(673)	46,775	(301,832)	(306,040)
Income tax	13,502	249	(17,325)	111,799	108,225
Net other comprehensive (loss) income before reclassifications	(36,808)	(424)	29,450	(190,033)	(197,815)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(13,635)	—	(13,635)
Realized (gains) losses - commodities contracts(a)	—	—	(228)	—	(228)
Prior service credits(c)	—	—	—	(2,734)	(2,734)
Actuarial losses(c)	—	—	—	41,292	41,292
Total before tax	—	—	(13,863)	38,558	24,695
Income tax expense (benefit)	—	—	5,135	(14,282)	(9,147)
Net reclassifications	—	—	(8,728)	24,276	15,548
Other comprehensive (loss) income	(36,808)	(424)	20,722	(165,757)	(182,267)
Balance, end of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified to net income are presented in interest expense.

(c)	Amounts reclassified are included in the computation of net periodic cost. See Note 13 for information related to pension and postretirement benefit plans.
10.    Debt
Debt with a contractual term less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2016	2015
Unsecured commercial paper	$1,055,708	$1,201,380
Total short-term debt	$1,055,708	$1,201,380

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2016	2015
Secured debt (Note 11)
Asset-backed Canadian commercial paper conduit facility	$149,338	$153,839
Asset-backed securitization debt	797,755	1,463,154
Less: unamortized discount and debt issuance costs	(1,480)	(3,777)
Total secured debt	945,613	1,613,216

Unsecured notes
3.88% Medium-term notes due in 2016 par value, issued March 2011	—	450,000
2.70% Medium-term notes due in 2017 par value, issued January 2012	400,000	400,000
1.55% Medium-term notes due in 2017 par value, issued November 2014	400,000	400,000
6.80% Medium-term notes due in 2018 par value, issued May 2008	877,488	878,708
2.40% Medium-term notes due in 2019 par value, issued September 2014	600,000	600,000
2.25% Medium-term notes due in 2019 par value, issued January 2016	600,000	—
2.15% Medium-term notes due in 2020 par value, issued February 2015	600,000	600,000
2.85% Medium-term notes due in 2021 par value, issued January 2016	600,000	—
3.50% Senior unsecured notes due in 2025 par value, issued July 2015	450,000	450,000
4.625% Senior unsecured notes due in 2045 par value, issued July 2015	300,000	300,000
Less: unamortized discount and debt issuance costs	(21,242)	(21,106)
Gross long-term debt	5,751,859	5,670,818
Less: current portion of long-term debt, net of unamortized discount and issuance costs	(1,084,884)	(838,349)
Total long-term debt	$4,666,975	$4,832,469
A summary of the Company’s expected principal payments for debt obligations as of December 31, 2016 is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Principal payments on debt	$2,145,781	$1,192,458	$1,483,236	$658,814	$600,000	$750,000	$6,830,289
Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 0.93% and 0.56% at December 31, 2016 and 2015, respectively.
In April 2016, the Company entered into a new $765.0 million five-year credit facility to refinance and replace a $675.0 million five-year credit facility that was due to mature in April 2017. The new five-year credit facility matures in April 2021. The Company also has a $675.0 million five-year credit facility which matures in April 2019. The new five-year credit facility and the existing five-year credit facility (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. During July 2015, the Company borrowed C$20 million under the Global Credit Facilities, and the Company repaid the borrowings in August 2015. No borrowings were outstanding at December 31, 2016 and 2015.
In May 2016, the Company entered into an additional $25.0 million credit facility which expires May 24, 2017. The $25.0 million credit facility bears interest at variable interest rates, and the Company must pay a fee based on the unused portion of the $25.0 million commitment. No borrowings were outstanding as of December 31, 2016.
All of the Company's medium-term notes (collectively, the Notes) provide for semi-annual interest payments and principal due at maturity. At December 31, 2016 and 2015, unamortized discounts and debt issuance costs on the Notes reduced the balance by $12.5 million and $11.8 million, respectively.
During 2016, 2015 and 2014, the Company repurchased an aggregate of $1.2 million, $9.3 million, and $22.6 million, respectively, of its 6.80% medium-term notes which mature in June 2018. As a result, the Company recognized in financial services interest expense $0.1 million, $1.1 million, and $3.9 million of loss on extinguishment of debt, respectively, which included unamortized discounts and fees. During March 2016, $450.0 million of 3.88% medium-term notes matured, and the principal and accrued interest were paid in full. During September 2015, $600.0 million of 1.15% medium-term notes matured, and the principal and accrued interest were paid in full.
The Company's senior unsecured notes provide for semi-annual interest payments and principal due at maturity. The Company used the proceeds from the issuance to repurchase shares of its common stock in 2015. Unamortized discounts and debt issuance costs on the senior unsecured notes at December 31, 2016 and 2015 reduced the balance by $8.7 million and $9.3 million, respectively.
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
At December 31, 2016 and 2015, HDFS and the Company remained in compliance with all of these covenants.
11.   Asset-Backed Financing
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. See Note 1 for more information on the Company's accounting for asset-backed financings and VIEs.

The following table shows the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements at December 31 (in thousands):

	2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$893,804	$(25,468)	$57,057	$2,452	$927,845	$796,275
Asset-backed U.S. commercial paper conduit facility	—	—	—	329	329	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	165,719	(3,573)	10,090	426	172,662	149,338
Total on-balance sheet assets and liabilities	$1,059,523	$(29,041)	$67,147	$3,207	$1,100,836	$945,613

	2015
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Term asset-backed securitizations	$1,611,624	$(37,937)	$100,151	$4,383	$1,678,221	$1,459,377
Asset-backed U.S. commercial paper conduit facility	—	—	—	323	323	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	170,708	(3,061)	10,491	393	178,531	153,839
Total on-balance sheet assets and liabilities	$1,782,332	$(40,998)	$110,642	$5,099	$1,857,075	$1,613,216
On-Balance Sheet Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2019 to 2022.
The Company is the primary beneficiary of its on-balance sheet asset-backed securitization VIEs because it retains servicing rights and a residual interest in the VIEs in the form of a debt security. As the servicer, the Company is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As a residual interest holder, the Company has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
There were no on-balance sheet asset-backed securitization transactions during 2016. In 2015, the Company transferred $1.3 billion of U.S. retail motorcycle finance receivables to SPEs. The SPEs in turn issued $700.0 million and $500.0 million ($697.6 million and $498.1 million net of discount and issuance costs), respectively, of secured notes through on-balance sheet asset-backed securitization transactions. At December 31, 2016, the Company's consolidated balance sheet included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
May 2015	$500,000	0.88%	May 2016 - December 2022
January 2015	$700,000	0.89%	February 2016 - August 2022
April 2014	$850,000	0.66%	April 2015 - October 2021
April 2013	$650,000	0.57%	May 2014 - December 2020
In addition, outstanding balances related to the following secured notes were included in the Company's consolidated balance sheet at December 31, 2015 and the Company completed repayment of those balances during 2016 (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date

July 2012	$675,306	0.59%	August 2013 - June 2018
For the years ended December 31, 2016 and 2015, interest expense on the secured notes was $13.1 million and $17.2 million, respectively, which is included in financial services interest expense. The weighted average interest rate of the outstanding on-balance sheet asset-backed securitization transactions was 1.31% and 1.04% at December 31, 2016 and 2015, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE
On December 14, 2016, the Company entered into a new revolving facility agreement with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total commitment of up to $300.0 million. Also on that date, the Company renewed its existing $600.0 million revolving facility agreement, which had expired on December 14, 2016, with the same third party bank-sponsored asset-backed U.S. commercial paper conduit. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit Facilities have an expiration date of December 13, 2017.

The Company is the primary beneficiary of its U.S. Conduit Facilities VIE because it retains servicing rights and a residual interest in the VIE in the form of a debt security. As the servicer, the Company is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As a residual interest holder, the Company has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
The VIE had no borrowings outstanding under the U.S. Conduit Facilities at December 31, 2016 or 2015; therefore, assets that the U.S. Conduit Facilities hold are restricted as collateral for the payment of fees associated with the unused portion of the total aggregate commitment.
For the year ended December 31, 2016 and 2015, the interest expense was $1.3 million and $1.1 million, respectively, related to the unused portion of the total aggregate commitment. Interest expense on the U.S. Conduit Facilities is included in financial services interest expense. There was no weighted average interest rate at December 31, 2016 or 2015 as the Company had no outstanding borrowings under the U.S. Conduit Facilities during 2016 or 2015.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility

In June 2016, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$240 million. The transferred assets are restricted as collateral for the payment of debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the Canadian Conduit expires on June 30, 2017.
During 2016 and 2015, the Company transferred $71.1 million and $100.0 million, respectively, of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $62.4 million and $87.5 million, respectively.
For the years ended December 31, 2016 and 2015, the Company recorded interest expense of $2.7 million and $3.0 million, respectively, on the secured notes. Interest expense on the Canadian Conduit is included in financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 1.84% and 1.80% at December 31, 2016 and 2015.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company doesn’t consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore doesn’t meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $23.3 million at December 31, 2016. The maximum exposure is not an indication of the Company's expected loss exposure.
Off-Balance Sheet Asset-Backed Securitization VIE
During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the term asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At December 31, 2016, the assets of this off-balance sheet asset-backed securitization VIE were $236.7 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at December 31, 2016. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-

balance sheet asset-backed financing, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and, consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $1.6 million during the year ended December 31, 2016.
The unpaid principal balance of serviced retail motorcycle finance receivables at December 31 was as follows (in thousands):

	2016	2015
On-balance sheet retail motorcycle finance receivables	$5,839,467	$5,843,352
Off-balance sheet retail motorcycle finance receivables	236,706	—
Total serviced retail motorcycle finance receivables	$6,076,173	$5,843,352
The balance of serviced finance receivables 30 days or more delinquent at December 31 was as follows (in thousands):

	Amount 30 days or more past due:
	2016	2015
On-balance sheet retail motorcycle finance receivables	$221,393	$195,468
Off-balance sheet retail motorcycle finance receivables	1,858	—
Total serviced retail motorcycle finance receivables	$223,251	$195,468
Credit losses, net of recoveries for the serviced finance receivables for the years ended December 31 were as follows (in thousands):

	2016	2015
On-balance sheet retail motorcycle finance receivables	$107,161	$81,531
Off-balance sheet retail motorcycle finance receivables	820	—
Total serviced retail motorcycle finance receivables	$107,981	$81,531

12.    Income Taxes
Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$284,489	$363,803	$394,904
State	28,406	37,811	30,997
Foreign	19,017	12,826	20,429
	331,912	414,440	446,330
Deferred:
Federal	(4,250)	(15,474)	(5,743)
State	7,038	(2,264)	(3,155)
Foreign	(2,953)	1,254	1,277
	(165)	(16,484)	(7,621)
Total	$331,747	$397,956	$438,709

The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Domestic	$954,138	$1,101,427	$1,196,335
Foreign	69,773	48,736	86,985
Total	$1,023,911	$1,150,163	$1,283,320
The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2016	2015	2014
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	1.8	1.7
Foreign rate differential	(0.6)	(0.4)	(0.6)
Domestic manufacturing deduction	(2.1)	(2.1)	(2.1)
Research and development credit	(0.4)	(0.4)	(0.4)
Unrecognized tax benefits including interest and penalties	(1.3)	1.1	0.2
Valuation allowance adjustments	0.1	(0.1)	(0.1)
Adjustments for previously accrued taxes	0.2	(0.1)	(0.3)
Other	(0.3)	(0.2)	0.8
Provision for income taxes	32.4%	34.6%	34.2%
The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2016	2015
Deferred tax assets:
Accruals not yet tax deductible	$141,961	$129,449
Pension and postretirement benefit plan obligations	88,741	126,952
Stock compensation	19,051	20,111
Net operating loss carryforward	33,587	38,250
Valuation allowance	(30,953)	(20,659)
Other, net	56,903	47,039
	309,290	341,142
Deferred tax liabilities:
Depreciation, tax in excess of book	(139,268)	(136,340)
Other	(2,293)	(2,419)
	(141,561)	(138,759)
Total	$167,729	$202,383
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
At December 31, 2016, the Company had approximately $316.6 million state net operating loss carry-forwards expiring in 2031. At December 31, 2016 the Company also had Wisconsin research and development credit carryforwards of $12.7 million expiring in 2028. The Company had a deferred tax asset of $24.6 million as of December 31, 2016 for the benefit of these losses and credits. A valuation allowance of $4.6 million has been established against the deferred tax asset.
The Company has foreign net operating losses (NOL) totaling $9.0 million as of December 31, 2016. It has a valuation allowance of $26.3 million against both the NOLs and other deferred tax assets of $17.3 million. The valuation allowance on foreign net operating losses increased by $5.7 million, reflecting movement related to realizability assessment on additional earnings and loss, as well as movements related to foreign currency rates.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2016	2015
Unrecognized tax benefits, beginning of period	$73,100	$64,200
Increase in unrecognized tax benefits for tax positions taken in a prior period	2,828	9,149
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(21,061)	(1,993)
Increase in unrecognized tax benefits for tax positions taken in the current period	7,402	6,302
Statute lapses	(1,907)	(2,465)
Settlements with taxing authorities	(4,823)	(2,093)
Unrecognized tax benefits, end of period	$55,539	$73,100
The amount of unrecognized tax benefits as of December 31, 2016 that, if recognized, would affect the effective tax rate was $39.9 million.
The total gross amount of expense related to interest and penalties associated with unrecognized tax benefits recognized during 2016 in the Company’s Consolidated Statements of Income was $0.5 million.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2016 in the Company’s Consolidated Balance Sheets was $28.1 million.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2017. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the United States federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2012 or for United States federal income taxes before 2014.
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

Obligations and Funded Status:
The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2016 and 2015 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of period	$2,009,000	$2,069,980	$354,739	$361,006
Service cost	33,437	40,039	7,478	8,259
Interest cost	90,827	87,345	14,814	14,166
Actuarial losses (gains)	13,481	(128,082)	(4,647)	(6,757)
Plan participant contributions	—	—	2,669	2,587
Plan amendments	—	6,407	—	—
Special early retirement benefits	—	10,563	—	622
Benefits paid, net of Medicare Part D subsidy	(160,310)	(77,252)	(28,622)	(25,144)
Benefit obligation, end of period	1,986,435	2,009,000	346,431	354,739
Change in plan assets:
Fair value of plan assets, beginning of period	1,841,967	1,992,646	156,765	156,840
Actual return on plan assets	188,376	(77,980)	13,327	(75)
Company contributions	25,000	—	—	—
Plan participant contributions	—	—	2,669	2,587
Benefits paid	(155,454)	(72,699)	(2,669)	(2,587)
Fair value of plan assets, end of period	1,899,889	1,841,967	170,092	156,765
Funded status of the plans, December 31	$(86,546)	$(167,033)	$(176,339)	$(197,974)
Amounts recognized in the Consolidated Balance Sheets, December 31:
Accrued benefit liability (current liabilities)	$(2,104)	$(2,145)	$(3,072)	$(4,315)
Accrued benefit liability (long-term liabilities)	(84,442)	(164,888)	(173,267)	(193,659)
Net amount recognized	$(86,546)	$(167,033)	$(176,339)	$(197,974)
Plan asset contributions and payments for 2015 have been adjusted to exclude benefits paid from general Company assets.
Benefit Costs:
Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$33,437	$40,039	$31,498	$7,478	$8,259	$7,015
Interest cost	90,827	87,345	86,923	14,814	14,166	16,878
Special early retirement benefits	—	10,563	—	—	622	—
Expected return on plan assets	(145,781)	(144,929)	(136,734)	(12,069)	(11,506)	(10,429)
Amortization of unrecognized:
Prior service cost (credit)	1,019	435	1,119	(2,803)	(3,217)	(3,853)
Net loss	46,351	54,709	36,563	3,537	3,971	4,729
Settlement loss	1,463	368	—	—	—	—
Net periodic benefit cost	$27,316	$48,530	$19,369	$10,957	$12,295	$14,340

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
Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2016 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$4,804	$(7,279)	$(2,475)
Net actuarial loss	464,804	46,250	511,054
Total	$469,608	$38,971	$508,579
Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year ended December 31, 2017 are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service cost (credit)	$641	$(1,367)	$(726)
Net actuarial loss	27,699	2,053	29,752
Total	$28,340	$686	$29,026
Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2016	2015	2014	2016	2015	2014
Assumptions for benefit obligations:
Discount rate	4.30%	4.53%	4.21%	4.03%	4.29%	3.99%
Rate of compensation	3.50%	3.50%	4.00%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	4.53%	4.21%	5.08%	4.29%	3.99%	4.70%
Expected return on plan assets	7.50%	7.75%	7.75%	7.50%	7.70%	7.70%
Rate of compensation increase	3.50%	4.00%	4.00%	n/a	n/a	n/a
Pension and SERPA Accumulated Benefit Obligation:
The Company’s pension and SERPA plans have a separately determined accumulated benefit obligation (ABO) and plan asset value. The ABO is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation (PBO) in that it includes no assumption about future compensation levels. The total ABO for all the Company’s pension and SERPA plans combined was $1.90 billion and $1.92 billion as of December 31, 2016 and 2015, respectively.

The following table summarizes information related to the Company's qualified pension plan which had a PBO in excess of the fair value of plan assets at December 31 (in millions):

	2016	2015
Pension plan with PBOs in excess of fair value of plan assets:
PBO	$1,934.1	$1,964.0
Fair value of plan assets	$1,899.9	$1,842.0
The fair value of the qualified pension plan assets was greater than the plan's ABO at December 31, 2016 and 2015.
The Company’s SERPA plans, which can only be funded as claims are paid, had projected and accumulated benefit obligations of $52.3 million and $38.4 million, respectively, as of December 31, 2016 and $45.0 million and $35.8 million, respectively, as of December 31, 2015.
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

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 6.
The fair values of the Company’s pension plan assets as of December 31, 2016 were as follows (in thousands):

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$84,548	$1,284	$83,264
Equity holdings:
U.S. companies	603,568	586,302	17,266
Foreign companies	50,256	50,256	—
Harley-Davidson common stock	74,301	74,301	—
Pooled equity funds	316,225	316,225	—
Other	105	105	—
Total equity holdings	1,044,455	1,027,189	17,266
Fixed-income holdings:
U.S. Treasuries	41,089	41,089	—
Federal agencies	36,210	—	36,210
Corporate bonds	418,522	—	418,522
Pooled fixed income funds	170,741	57,543	113,198
Foreign bonds	69,871	—	69,871
Municipal bonds	12,509	—	12,509
Total fixed-income holdings	748,942	98,632	650,310
Total assets in the fair value hierarchy	1,877,945	$1,127,105	$750,840
Assets measured at net asset value as a practical expedient:
Limited partnership interests	9,321
Real estate investment trust	12,623
Total pension plan assets	$1,899,889
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $74.3 million at December 31, 2016.

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2016 were as follows (in thousands):

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$4,442	$1,180	$3,262
Equity holdings:
U.S. companies	84,643	84,643	—
Foreign companies	14,190	13,995	195
Pooled equity funds	19,132	19,132	—
Other	9	9	—
Total equity holdings	117,974	117,779	195
Fixed-income holdings:
U.S. Treasuries	12,262	12,262	—
Federal agencies	7,364	—	7,364
Corporate bonds	11,750	—	11,750
Pooled fixed income funds	9,690	—	9,690
Foreign bonds	633	—	633
Municipal bonds	459	—	459
Total fixed-income holdings	42,158	12,262	29,896
Total assets in the fair value hierarchy	164,574	$131,221	$33,353
Assets measured at net asset value as a practical expedient:
Real estate investment trust	5,518
Total postretirement healthcare plan assets	$170,092

The fair values of the Company’s pension plan assets as of December 31, 2015 were as follows (in thousands):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$33,539	$1,485	$32,054
Equity holdings:
U.S. companies	574,826	571,949	2,877
Foreign companies	113,803	113,803	—
Harley-Davidson common stock	57,808	57,808	—
Pooled equity funds	301,824	301,824	—
Other	109	109	—
Total equity holdings	1,048,370	1,045,493	2,877
Fixed-income holdings:
U.S. Treasuries	42,827	42,827	—
Federal agencies	43,695	—	43,695
Corporate bonds	388,439	—	388,439
Pooled fixed income funds	184,142	49,271	134,871
Foreign bonds	64,533	—	64,533
Municipal bonds	13,090	—	13,090
Total fixed-income holdings	736,726	92,098	644,628
Total assets in the fair value hierarchy	1,818,635	$1,139,076	$679,559
Assets measured at net asset value as a practical expedient:
Limited partnership interests	10,530
Real estate investment trust	12,802
Total pension plan assets	$1,841,967
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $57.8 million at December 31, 2015.

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2015 were as follows (in thousands):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$6,068	$2,980	$3,088
Equity holdings:
U.S. companies	74,083	74,083	—
Foreign companies	17,267	16,849	418
Pooled equity funds	17,410	17,410	—
Other	11	11	—
Total equity holdings	108,771	108,353	418
Fixed-income holdings:
U.S. Treasuries	10,531	10,531	—
Federal agencies	6,508	—	6,508
Corporate bonds	10,270	—	10,270
Pooled fixed income funds	8,305	—	8,305
Foreign bonds	890	—	890
Municipal bonds	531	—	531
Total fixed-income holdings	37,035	10,531	26,504
Total assets in the fair value hierarchy	151,874	$121,864	$30,010
Assets measured at net asset value as a practical expedient:
Real estate investment trust	4,891
Total postretirement healthcare plan assets	$156,765
No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2017.
For 2017, the Company’s overall expected long-term rate of return is 7.25% for pension assets and 7.25% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2016	2015
Healthcare cost trend rate for next year	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021
This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2016	$658	$(624)
Accumulated benefit obligation as of December 31, 2016	$12,670	$(11,443)

Future Contributions and Benefit Payments:
In January 2017, the Company voluntarily contributed $25.0 million to further fund its qualified pension plan. No pension plan contributions are required in 2017. The Company expects it will continue to make on-going payments related to current benefits for SERPA and postretirement healthcare plans in 2017.
The expected benefit payments for the next five years and thereafter were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2017	$79,907	$2,104	$30,130
2018	$81,133	$2,240	$29,501
2019	$82,979	$2,693	$28,529
2020	$85,528	$3,169	$27,370
2021	$88,174	$3,513	$26,094
2022-2026	$499,403	$25,830	$124,713
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $18.2 million, $18.0 million and $18.1 million for Company contributions during 2016, 2015 and 2014, respectively.
14.    Leases
The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $14.4 million, $15.0 million and $12.0 million for 2016, 2015 and 2014, respectively.
Future minimum operating lease payments at December 31, 2016 were as follows (in thousands):

2017	$13,900
2018	12,805
2019	11,793
2020	7,794
2021	6,357
Thereafter	11,965
Total operating lease payments	$64,614
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

Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA delivered various additional requests for information to which the Company responded. More recently, in August 2016, the Company entered into a consent decree with the EPA regarding these issues (the Settlement). In the Settlement the Company agreed to, among other things, pay a fine, fund a three-year emissions mitigation project, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. The Company anticipates the EPA will move the court to finalize the Settlement in the coming months. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. Although the Company is not certain as to the full extent of the environmental contamination at the York facility, it has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 in undertaking environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study (RI/FS).
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
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's model-year 2008-2011 motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.

16.     Capital Stock
Common Stock:
The Company is authorized to issue 800,000,000 shares of common stock of $0.01 par value. There were 175.9 million and 184.7 million common shares outstanding as of December 31, 2016 and 2015, respectively. During 2016, the Company retired 165.0 million shares of its treasury stock.
During 2016, the Company repurchased 9.9 million shares of its common stock at a weighted-average price of $47. This includes 0.1 million shares of common stock that were repurchased from employees that surrendered stock to satisfy withholding taxes in connection with the vesting of restricted stock awards. The remaining repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2016
Board of Directors’ Authorization	2016	2015	2014
1997 Authorization	—	0.9	3.2	—
2007 Authorization	—	0.9	5.8	—
2014 Authorization	—	20.0	—	—
2015 Authorization	9.0	6.0	—	—
2016 Authorization	0.7	—	—	19.3
Total	9.7	27.8	9.0	19.3
1997 Authorization – The Company had an authorization from its Board of Directors (originally adopted December 1997) to repurchase shares of its outstanding common stock under which the cumulative number of shares repurchased, at the time of any repurchase, shall not exceed the sum of (1) the number of shares issued in connection with the exercise of stock options occurring on or after January 1, 2004, and (2) 1% of the issued and outstanding common stock of the Company on January 1 of the current year, adjusted for any stock split.
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
2016 Authorization – In February 2016, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.
Preferred Stock:
The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding.
17.    Share-Based Awards
The Company has a share-based compensation plan which was approved by its Shareholders in April 2014 (Plan) under which the Board of Directors may grant to employees share-based awards including nonqualified stock options, stock appreciation rights (SARs), shares of restricted stock, restricted stock units (RSUs) and performance restricted stock units (PRSUs). PRSUs include a three-year performance period with vesting based 42.5% on achievement of net income targets, 42.5% on achievement of return on invested capital targets and 15.0% on achievement of new rider targets. Shares of restricted stock and RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on shares of restricted stock, RSUs settled with stock and PRSUs settled with stock. Dividend equivalents are paid on RSUs and PRSUs settled with cash. The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. At December 31, 2016, there were 11.7 million shares of common stock available for future awards under the Plan.

Restricted Stock and Performance Restricted Stock Awards Settled in Stock:
Beginning in 2016, the Company granted certain eligible U.S. employees PRSUs that settle in Company stock. Beginning in 2014, the Company granted certain eligible U.S. employees RSUs that settle in Company stock. Prior to 2014, the Company granted restricted, nonvested stock. The fair value of RSUs and PRSUs settled in stock and restricted stock is determined based on the market price of the Company’s shares on the grant date. There were no outstanding restricted stock awards at December 31, 2016. The following table summarizes the RSUs and PRSUs settled in stock and restricted stock transactions for the year ended December 31, 2016 (in thousands except for per share amounts):

	Shares / Units	Grant Date Fair Value Per Share
Nonvested, beginning of period	850	$59
Granted	1,054	$41
Vested	(389)	$59
Forfeited	(144)	$49
Nonvested, end of period	1,371	$46
As of December 31, 2016, there was $23.7 million of unrecognized compensation cost related to RSUs and PRSUs settled in stock that is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Awards Settled in Cash:
Restricted stock units (RSUIs) and performance restricted stock units (PRSUIs) granted to certain eligible international employees vest under the same terms and conditions as RSUs and PRSUs settled in stock and restricted stock; however, they are settled in cash equal to their settlement date fair value. As a result, RSUIs and PRSUIs are recorded in the Company’s consolidated balance sheets as a liability until the date of vesting.
The fair value of RSUIs and PRSUIs is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the RSUI and PRSUI transactions for the year ended December 31, 2016 (in thousands except for per share amounts):

	Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	109	$52
Granted	94	$58
Vested	(55)	$52
Forfeited	(24)	$56
Nonvested, end of period	124	$56
Stock Options:
There were no stock options granted in 2016. In 2015 and 2014, the Company estimated the grant date fair value of its option awards granted using a lattice-based option valuation model. The Company believes that the lattice-based option valuation model provides a more precise estimate of fair value than the Black-Scholes option pricing model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. The Company used implied volatility to determine the expected volatility of its stock. The Company used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no stock options granted in 2016. Assumptions used in calculating the lattice-based fair value of options granted during 2015 and 2014 were as follows:

	2015	2014
Expected average term (in years)	6.0	6.1
Expected volatility	24% - 30%	25% - 34%
Weighted average volatility	28%	32%
Expected dividend yield	2.0%	1.8%
Risk-free interest rate	0.1% - 2.0%	0.1% - 2.8%
The following table summarizes the stock option transactions for the year ended December 31, 2016 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	2,503	$47
Options exercised	(468)	$34
Options forfeited	(157)	$58
Options outstanding, end of period	1,878	$49
Exercisable, end of period	1,599	$46
The weighted-average fair value of options granted during the years ended December 31, 2015 and 2014 was $13 and $14, respectively.
As of December 31, 2016, there was $1.0 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.0 year.
The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2016	2015	2014
Exercised	$9,595	$9,890	$31,623
Outstanding	$22,383	$16,605	$61,947
Exercisable	$22,383	$16,605	$54,071
The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options.
Stock options outstanding at December 31, 2016 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	2.2	199	$14
$20.01 to $30	3.1	155	$24
$30.01 to $40	1.1	112	$39
$40.01 to $50	4.5	272	$44
$50.01 to $60	4.2	313	$52
$60.01 to $70	5.1	827	$64
Options outstanding	4.2	1,878	$49
Options exercisable	3.5	1,599	$46
Stock Appreciation Rights (SARs):
SARs vest under the same terms and conditions as options; however, they are settled in cash equal to their settlement date fair value. As a result, SARs are recorded in the Company’s consolidated balance sheets as a liability until the date of exercise.

The fair value of each SAR award is estimated using a lattice-based valuation model. In accordance with ASC Topic 718, “Stock Compensation,” the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested.
No SARs were granted in 2016. The assumptions used to determine the fair value of the SAR awards at December 31, 2016 and 2015 were as follows:

	2016	2015
Expected average term (in years)	5.2 - 5.7	5.3 - 7.4
Expected volatility	28% - 31%	28% - 30%
Expected dividend yield	2.4%	2.7%
Risk-free interest rate	0.5% - 2.6%	0.2% - 2.3%
The following table summarizes the SAR transactions for the year ended December 31, 2016 (in thousands except for per share amounts):

	SARs	Weighted-Average Price
Outstanding, beginning of period	162	$33
Exercised	(84)	$29
Forfeited	(3)	$63
Outstanding, end of period	75	$37
Exercisable, end of period	65	$34
The weighted-average fair value of SARs granted during the years ended December 31, 2015 and 2014 was $13 and $14, respectively.

18.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2016	2015	2014
Numerator:
Income used in computing basic and diluted earnings per share	$692,164	$752,207	$844,611
Denominator:
Denominator for basic earnings per share-weighted-average common shares	179,676	202,681	216,305
Effect of dilutive securities – employee stock compensation plan	859	1,005	1,401
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	180,535	203,686	217,706
Earnings per common share:
Basic	$3.85	$3.71	$3.90
Diluted	$3.83	$3.69	$3.88
Options to purchase 1.4 million, 1.0 million and 0.5 million weighted-average shares of common stock outstanding during 2016, 2015 and 2014, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards, including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2016, 2015 and 2014.

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
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the United States, Canada, Latin America, Europe/Middle East/Africa (EMEA) and the Asia Pacific region.
The Financial Services reportable segment consists of HDFS which provides wholesale and retail financing and provides insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
Information by segment is set forth below for the years ended December 31 (in thousands):

	2016	2015	2014
Motorcycles net revenue	$5,271,376	$5,308,744	$5,567,681
Gross profit	1,851,666	1,952,460	2,025,080
Selling, administrative and engineering expense	1,078,260	1,076,970	1,021,933
Operating income from Motorcycles	$773,406	$875,490	$1,003,147
Financial Services revenue	$725,082	$686,658	$660,827
Financial Services expense	449,552	406,453	382,991
Operating income from Financial Services	$275,530	$280,205	$277,836
Financial Services revenue includes $4.4 million, $6.9 million and $8.1 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2016, 2015 and 2014, respectively. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.
Information by segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2016
Total assets	$2,490,450	$7,399,790	$9,890,240
Depreciation and amortization	$202,122	$7,433	$209,555
Capital expenditures	$245,316	$10,947	$256,263
2015
Total assets	$2,522,249	$7,450,728	$9,972,977
Depreciation and amortization	$188,926	$9,148	$198,074
Capital expenditures	$249,772	$10,202	$259,974
2014
Total assets	$2,502,190	$7,013,680	$9,515,870
Depreciation and amortization	$171,187	$8,113	$179,300
Capital expenditures	$224,262	$8,057	$232,319

 Geographic Information:
Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2016	2015	2014
Revenue from Motorcycles(a):
United States	$3,579,129	$3,768,069	$3,773,087
EMEA	798,489	728,198	869,690
Japan	200,309	162,675	197,792
Canada	212,099	178,042	194,422
Australia and New Zealand	181,809	165,854	190,029
Other foreign countries	299,541	305,906	342,661
Total revenue from Motorcycles	$5,271,376	$5,308,744	$5,567,681
Revenue from Financial Services(a):
United States	$692,784	$656,888	$627,317
Europe	6,528	5,373	5,684
Canada	21,626	21,180	23,707
Other foreign countries	4,144	3,217	4,119
Total revenue from Financial Services	$725,082	$686,658	$660,827
Long-lived assets(b):
United States	$943,479	$915,509	$865,617
International	38,114	26,909	34,328
Total long-lived assets	$981,593	$942,418	$899,945

(a)	Revenue is attributed to geographic regions based on location of customer.

(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.
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
The Company recorded Motorcycles and Related Products revenue and Financial Services revenue from Deeley Imports during 2015 and 2014 of $117.3 million and $194.8 million, respectively. The Company recorded no revenue from Deeley Imports during 2016. The Company had no finance receivables balances due from Deeley Imports at December 31, 2016 and 2015.
Upon the termination of the distribution agreement between the Company and Deeley Imports, the Company entered into dealer agreements with approximately 66 dealers in Canada, all of which had preexisting dealer agreements with Deeley Imports. These new Canadian dealer agreements included an agreement with Trev Deeley Motorcycles for the operation of a Harley-Davidson dealership located in Richmond, British Columbia. Trev Deeley Motorcycles is owned by the Darren James 2014 Trust, of which a director of the Company is the sole trustee and his son is the beneficiary.
The Company recorded Motorcycles and Related Products revenue and Financial Services revenue from Trev Deeley Motorcycles during 2016 and 2015 of $5.3 million and $1.4 million, respectively, and had finance receivables balances due from Trev Deeley Motorcycles of $0.5 million and $0.3 million at December 31, 2016 and 2015, respectively.

21.    Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,281,355	$—	$(9,979)	$5,271,376
Financial Services	—	726,736	(1,654)	725,082
Total revenue	5,281,355	726,736	(11,633)	5,996,458
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,419,710	—	—	3,419,710
Financial Services interest expense	—	173,756	—	173,756
Financial Services provision for credit losses	—	136,617	—	136,617
Selling, administrative and engineering expense	1,080,020	149,157	(11,738)	1,217,439
Total costs and expenses	4,499,730	459,530	(11,738)	4,947,522
Operating income	781,625	267,206	105	1,048,936
Investment income	187,645	—	(183,000)	4,645
Interest expense	29,670	—	—	29,670
Income before provision for income taxes	939,600	267,206	(182,895)	1,023,911
Provision for income taxes	231,986	99,761	—	331,747
Net income	$707,614	$167,445	$(182,895)	$692,164

	Year Ended December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,318,850	$—	$(10,106)	$5,308,744
Financial Services	—	688,211	(1,553)	686,658
Total revenue	5,318,850	688,211	(11,659)	5,995,402
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,356,284	—	—	3,356,284
Financial Services interest expense	—	161,983	—	161,983
Financial Services provision for credit losses	—	101,345	—	101,345
Selling, administrative and engineering expense	1,078,525	153,229	(11,659)	1,220,095
Total costs and expenses	4,434,809	416,557	(11,659)	4,839,707
Operating income	884,041	271,654	—	1,155,695
Investment income	106,585	—	(100,000)	6,585
Interest expense	12,117	—	—	12,117
Income before provision for income taxes	978,509	271,654	(100,000)	1,150,163
Provision for income taxes	300,499	97,457	—	397,956
Net income	$678,010	$174,197	$(100,000)	$752,207

	Year Ended December 31, 2014
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,577,697	$—	$(10,016)	$5,567,681
Financial Services	—	662,345	(1,518)	660,827
Total revenue	5,577,697	662,345	(11,534)	6,228,508
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,542,601	—	—	3,542,601
Financial Services interest expense	—	164,476	—	164,476
Financial Services provision for credit losses	—	80,946	—	80,946
Selling, administrative and engineering expense	1,023,450	147,586	(11,534)	1,159,502
Total costs and expenses	4,566,051	393,008	(11,534)	4,947,525
Operating income	1,011,646	269,337	—	1,280,983
Investment income	126,499	—	(120,000)	6,499
Interest expense	4,162	—	—	4,162
Income before provision for income taxes	1,133,983	269,337	(120,000)	1,283,320
Provision for income taxes	338,453	100,256	—	438,709
Net income	$795,530	$169,081	$(120,000)	$844,611

	December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$425,540	$334,444	$—	$759,984
Marketable securities	5,019	500	—	5,519
Accounts receivable, net	450,186	—	(165,080)	285,106
Finance receivables, net	—	2,076,261	—	2,076,261
Inventories	499,917	—	—	499,917
Restricted cash	—	52,574	—	52,574
Other current assets	127,606	46,934	(49)	174,491
Total current assets	1,508,268	2,510,713	(165,129)	3,853,852
Finance receivables, net	—	4,759,197	—	4,759,197
Property, plant and equipment, net	942,634	38,959	—	981,593
Goodwill	53,391	—	—	53,391
Deferred income taxes	103,487	66,152	(1,910)	167,729
Other long-term assets	132,835	24,769	(83,126)	74,478
	$2,740,615	$7,399,790	$(250,165)	$9,890,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,353	$181,045	$(165,080)	$235,318
Accrued liabilities	395,907	90,910	(165)	486,652
Short-term debt	—	1,055,708	—	1,055,708
Current portion of long-term debt, net	—	1,084,884	—	1,084,884
Total current liabilities	615,260	2,412,547	(165,245)	2,862,562
Long-term debt, net	741,306	3,925,669	—	4,666,975
Pension liability	84,442	—	—	84,442
Postretirement healthcare liability	173,267	—	—	173,267
Other long-term liabilities	150,391	29,697	2,748	182,836
Commitments and contingencies (Note 15)
Shareholders’ equity	975,949	1,031,877	(87,668)	1,920,158
	$2,740,615	$7,399,790	$(250,165)	$9,890,240

	December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$400,443	$321,766	$—	$722,209
Marketable securities	45,192	—	—	45,192
Accounts receivable, net	390,799	—	(143,394)	247,405
Finance receivables, net	—	2,053,582	—	2,053,582
Inventories	585,907	—	—	585,907
Restricted cash	—	88,267	—	88,267
Deferred income taxes	56,319	46,450	—	102,769
Other current assets	90,824	43,807	(2,079)	132,552
Total current assets	1,569,484	2,553,872	(145,473)	3,977,883
Finance receivables, net	—	4,814,571	—	4,814,571
Property, plant and equipment, net	906,972	35,446	—	942,418
Goodwill	54,182	—	—	54,182
Deferred income taxes	86,075	15,681	(2,142)	99,614
Other long-term assets	133,753	31,158	(80,602)	84,309
	$2,750,466	$7,450,728	$(228,217)	$9,972,977
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,050	$158,958	$(143,394)	$235,614
Accrued liabilities	387,137	89,048	(4,221)	471,964
Short-term debt	—	1,201,380	—	1,201,380
Current portion of long-term debt, net	—	838,349	—	838,349
Total current liabilities	607,187	2,287,735	(147,615)	2,747,307
Long-term debt, net	740,653	4,091,816	—	4,832,469
Pension liability	164,888	—	—	164,888
Postretirement healthcare liability	193,659	—	—	193,659
Other long-term liabilities	166,440	28,560	—	195,000
Commitments and contingencies (Note 15)
Shareholders’ equity	877,639	1,042,617	(80,602)	1,839,654
	$2,750,466	$7,450,728	$(228,217)	$9,972,977

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$707,614	$167,445	$(182,895)	$692,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	202,122	7,433	—	209,555
Amortization of deferred loan origination costs	—	86,681	—	86,681
Amortization of financing origination fees	654	8,598	—	9,252
Provision for long-term employee benefits	38,273	—	—	38,273
Employee benefit plan contributions and payments	(55,809)	—	—	(55,809)
Stock compensation expense	29,811	2,525	—	32,336
Net change in wholesale finance receivables related to sales	—	—	(3,233)	(3,233)
Provision for credit losses	—	136,617	—	136,617
Gain on off-balance sheet asset-backed securitization	—	(9,269)	—	(9,269)
Loss on debt extinguishment	—	118	—	118
Deferred income taxes	7,772	(7,705)	(232)	(165)
Other, net	(7,041)	239	(105)	(6,907)
Changes in current assets and liabilities:
Accounts receivable, net	(67,621)	—	21,687	(45,934)
Finance receivables—accrued interest and other	—	(1,489)	—	(1,489)
Inventories	85,072	—	—	85,072
Accounts payable and accrued liabilities	26,005	25,027	(12,795)	38,237
Derivative instruments	(3,413)	—	—	(3,413)
Other	(25,415)	(2,332)	—	(27,747)
Total adjustments	230,410	246,443	5,322	482,175
Net cash provided by operating activities	938,024	413,888	(177,573)	1,174,339
Cash flows from investing activities:
Capital expenditures	(245,316)	(10,947)	—	(256,263)
Origination of finance receivables	—	(7,420,177)	3,755,682	(3,664,495)
Collections on finance receivables	—	6,936,140	(3,761,109)	3,175,031
Proceeds from finance receivables sold	—	312,571	—	312,571
Sales and redemptions of marketable securities	40,014	—	—	40,014
Other	411	—	—	411
Net cash used by investing activities	(204,891)	(182,413)	(5,427)	(392,731)

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(451,336)	—	(451,336)
Repayments of securitization debt	—	(665,400)	—	(665,400)
Borrowings of asset-backed commercial paper	—	62,396	—	62,396
Repayments of asset-backed commercial paper	—	(71,500)	—	(71,500)
Net decrease in credit facilities and unsecured commercial paper	—	(145,812)	—	(145,812)
Net change in restricted cash	—	43,495	—	43,495
Dividends paid	(252,321)	(183,000)	183,000	(252,321)
Purchase of common stock for treasury	(465,341)	—	—	(465,341)
Excess tax benefits from share-based payments	2,251	—	—	2,251
Issuance of common stock under employee stock option plans	15,782	—	—	15,782
Net cash used by financing activities	(699,629)	(217,761)	183,000	(734,390)
Effect of exchange rate changes on cash and cash equivalents	(8,407)	(1,036)	—	(9,443)
Net increase in cash and cash equivalents	$25,097	$12,678	$—	$37,775
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$400,443	$321,766	$—	$722,209
Net increase in cash and cash equivalents	25,097	12,678	—	37,775
Cash and cash equivalents—end of period	$425,540	$334,444	$—	$759,984

	Year Ended December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$678,010	$174,197	$(100,000)	$752,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	188,926	9,148	—	198,074
Amortization of deferred loan origination costs	—	93,546	—	93,546
Amortization of financing origination fees	267	9,708	—	9,975
Provision for long-term employee benefits	60,824	—	—	60,824
Employee benefit plan contributions and payments	(28,490)	—	—	(28,490)
Stock compensation expense	26,775	2,658	—	29,433
Net change in wholesale finance receivables related to sales	—	—	(113,970)	(113,970)
Provision for credit losses	—	101,345	—	101,345
Loss on debt extinguishment	—	1,099	—	1,099
Deferred income taxes	(4,792)	(11,692)	—	(16,484)
Other, net	19,625	1,288	—	20,913
Changes in current assets and liabilities:
Accounts receivable, net	4,055	—	(17,720)	(13,665)
Finance receivables – accrued interest and other	—	(3,046)	—	(3,046)
Inventories	(155,222)	—	—	(155,222)
Accounts payable and accrued liabilities	81,929	18,539	38,355	138,823
Derivative instruments	(5,615)	—	—	(5,615)
Other	33,658	(3,287)	—	30,371
Total adjustments	221,940	219,306	(93,335)	347,911
Net cash provided by operating activities	899,950	393,503	(193,335)	1,100,118
Cash flows from investing activities:
Capital expenditures	(249,772)	(10,202)	—	(259,974)
Origination of finance receivables	—	(7,836,279)	4,084,449	(3,751,830)
Collections on finance receivables	—	7,127,999	(3,991,114)	3,136,885
Sales and redemptions of marketable securities	11,507	—	—	11,507
Acquisition of business	(59,910)	—	—	(59,910)
Other	7,474	—	—	7,474
Net cash used by investing activities	(290,701)	(718,482)	93,335	(915,848)

	Year Ended December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Repayments of medium-term notes	—	(610,331)	—	(610,331)
Proceeds from issuance of senior unsecured notes	740,385	—	—	740,385
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	1,195,668	—	1,195,668
Repayments of securitization debt	—	(1,008,135)	—	(1,008,135)
Borrowings of asset-backed commercial paper	—	87,442	—	87,442
Repayments of asset-backed commercial paper	—	(72,727)	—	(72,727)
Net increase in credit facilities and unsecured commercial paper	—	469,473	—	469,473
Net change in restricted cash	—	11,410	—	11,410
Dividends paid	(249,262)	(100,000)	100,000	(249,262)
Purchase of common stock for treasury	(1,537,020)	—	—	(1,537,020)
Excess tax benefits from share-based payments	3,468	—	—	3,468
Issuance of common stock under employee stock option plans	20,179	—	—	20,179
Net cash (used by) provided by financing activities	(772,250)	318,186	100,000	(354,064)
Effect of exchange rate changes on cash and cash equivalents	(10,451)	(4,226)	—	(14,677)
Net decrease in cash and cash equivalents	$(173,452)	$(11,019)	$—	$(184,471)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$573,895	$332,785	$—	$906,680
Net decrease in cash and cash equivalents	(173,452)	(11,019)	—	(184,471)
Cash and cash equivalents – end of period	$400,443	$321,766	$—	$722,209

	Year Ended December 31, 2014
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$795,530	$169,081	$(120,000)	$844,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	171,187	8,113	—	179,300
Amortization of deferred loan origination costs	—	94,429	—	94,429
Amortization of financing origination fees	59	8,383	—	8,442
Provision for long-term employee benefits	33,709	—	—	33,709
Employee benefit plan contributions and payments	(29,686)	—	—	(29,686)
Stock compensation expense	35,064	2,865	—	37,929
Net change in wholesale finance receivables related to sales	—	—	(75,210)	(75,210)
Provision for credit losses	—	80,946	—	80,946
Loss on debt extinguishment	—	3,942	—	3,942
Deferred income taxes	(191)	(7,430)	—	(7,621)
Other, net	42,237	(21,764)	—	20,473
Changes in current assets and liabilities:
Accounts receivable, net	(31,740)	—	21,931	(9,809)
Finance receivables – accrued interest and other	—	(2,515)	—	(2,515)
Inventories	(50,886)	—	—	(50,886)
Accounts payable and accrued liabilities	18,255	21,629	(18,575)	21,309
Derivative instruments	703	—	—	703
Other	(17,187)	13,798	—	(3,389)
Total adjustments	171,524	202,396	(71,854)	302,066
Net cash provided by operating activities	967,054	371,477	(191,854)	1,146,677
Cash flows from investing activities:
Capital expenditures	(224,262)	(8,057)	—	(232,319)
Origination of finance receivables	—	(7,693,884)	4,125,461	(3,568,423)
Collections on finance receivables	—	7,066,852	(4,053,607)	3,013,245
Sales and redemptions of marketable securities	41,010	—	—	41,010
Other	1,837	—	—	1,837
Net cash used by investing activities	(181,415)	(635,089)	71,854	(744,650)

	Year Ended December 31, 2014
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	991,835	—	991,835
Repayments of medium-term notes	—	(526,431)	—	(526,431)
Repayments of senior unsecured notes	(303,000)	—	—	(303,000)
Intercompany borrowing activity	200,000	(200,000)	—	—
Proceeds from securitization debt	—	847,126	—	847,126
Repayments of securitization debt	—	(834,856)	—	(834,856)
Borrowings of asset-backed commercial paper	—	84,907	—	84,907
Repayments of asset-backed commercial paper	—	(77,800)	—	(77,800)
Net increase in credit facilities and unsecured commercial paper	—	63,945	—	63,945
Net change in restricted cash	—	22,755	—	22,755
Dividends paid	(238,300)	(120,000)	120,000	(238,300)
Purchase of common stock for treasury	(615,602)	—	—	(615,602)
Excess tax benefits from share-based payments	11,540	—	—	11,540
Issuance of common stock under employee stock option plans	37,785	—	—	37,785
Net cash (used by) provided by financing activities	(907,577)	251,481	120,000	(536,096)
Effect of exchange rate changes on cash and cash equivalents	(23,079)	(2,784)	—	(25,863)
Net decrease in cash and cash equivalents	$(145,017)	$(14,915)	$—	$(159,932)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$718,912	$347,700	$—	$1,066,612
Net decrease in cash and cash equivalents	(145,017)	(14,915)	—	(159,932)
Cash and cash equivalents – end of period	$573,895	$332,785	$—	$906,680
22.    Subsequent Events
In January 2017, the Company transferred $333.4 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million of debt to the U.S. Conduit Facilities.

SUPPLEMENTARY DATA
Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 27, 2016	Mar 29, 2015	June 26, 2016	June 28, 2015	Sep 25, 2016	Sep 27, 2015	Dec 31, 2016	Dec 31, 2015
Motorcycles:
Revenue	$1,576.6	$1,510.6	$1,670.1	$1,650.8	$1,091.6	$1,140.3	$933.0	$1,007.1
Operating income	$332.5	$345.5	$322.7	$380.6	$108.9	$143.1	$9.3	$6.4
Financial Services:
Revenue	$173.4	$162.4	$191.0	$173.6	$183.2	$177.1	$177.6	$173.6
Operating income	$56.4	$64.7	$89.6	$81.9	$69.4	$72.8	$60.1	$60.9
Consolidated:
Income before taxes	$382.4	$411.4	$405.9	$464.0	$173.0	$214.2	$62.6	$60.6
Net income	$250.5	$269.9	$280.4	$299.8	$114.1	$140.3	$47.2	$42.2
Earnings per common share:
Basic	$1.37	$1.28	$1.55	$1.44	$0.64	$0.69	$0.27	$0.22
Diluted	$1.36	$1.27	$1.55	$1.44	$0.64	$0.69	$0.27	$0.22
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2017 annual meeting of shareholders, which will be filed on or about March 20, 2017 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our Executive Officers for SEC Purposes?,” “Corporate Governance Principles and Board Matters – Audit and Finance Committee,” “Proposal I – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit and Finance Committee Report,” and “Corporate Governance Principles and Board Matters – Independence of Directors” is incorporated by reference herein.
The Company has adopted the Harley-Davidson, Inc. Financial Code of Ethics applicable to the Company’s chief executive officer, the chief financial officer, the principal accounting officer and the controller and other persons performing similar finance functions. The Company has posted a copy of the Harley-Davidson, Inc. Financial Code of Ethics on the Company’s website at http://investor.harley-davidson.com/. The Company intends to satisfy the disclosure requirements under Item 5.05 of the Securities and Exchange Commission’s Current Report on Form 8-K regarding amendments to, or waivers from, the Harley-Davidson, Inc. Financial Code of Ethics by posting such information on its website at www.harley-davidson.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
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
The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2016:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	1,878,029	$48.96	11,687,704
Equity compensation plans not approved by shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	—	$—	96,770
Non employees:
Board of Directors	—	$—	68,078
	—	$—	191,566
Total all plans	1,878,029		11,879,270
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
In May 2016, the Board approved “Board of Directors and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines). The Ownership Guidelines stipulate that all Directors hold five times their annual retainer in shares of Common Stock and Vice Presidents, General Managers or higher (Senior Executives) hold from two times to six times of their base salary in shares of common stock, or certain rights to acquire common stock, depending on their level. The Directors and Senior Executives have five years from the date they are elected a Director or become a senior executive to accumulate the appropriate number of shares of common stock. Restricted stock, restricted stock units, shares held in 401(k) accounts, shares issuable under vested unexercised stock options, performance shares and performance share units (at target amount), stock appreciation rights, deferred stock units and shares of common stock held directly count toward satisfying the guidelines for common stock ownership.
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

PART IV

Item 15.     Exhibits and Financial Statements
(a) The following documents are filed as part of this Form 10-K:
Reference is made to the separate Index to Exhibits contained on pages 117 through 121 filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

Schedule II
HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Accounts receivable – allowance for doubtful accounts
Balance, beginning of period	$2,905	$3,458	$4,960
Provision charged to expense	(101)	266	(471)
Reserve adjustments	(63)	(276)	(394)
Write-offs, net of recoveries	—	(543)	(637)
Balance, end of period	$2,741	$2,905	$3,458
Finance receivables – allowance for credit losses
Balance, beginning of period	$147,178	$127,364	$110,693
Provision for credit losses	136,617	101,345	80,946
Charge-offs, net of recoveries	(107,161)	(81,531)	(64,275)
Other(a)	(3,291)	—	—
Balance, end of period	$173,343	$147,178	$127,364
Inventories – allowance for obsolescence(b)
Balance, beginning of period	$26,740	$17,775	$17,463
Provision charged to expense	21,137	19,564	19,044
Reserve adjustments	(88)	(1,028)	(399)
Write-offs, net of recoveries	(7,916)	(9,571)	(18,333)
Balance, end of period	$39,873	$26,740	$17,775
Deferred tax assets – valuation allowance
Balance, beginning of period	$20,659	$25,462	$21,818
Adjustments	10,294	(4,803)	3,644
Balance, end of period	$30,953	$20,659	$25,462

(a)	Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 11 for additional information).

(b)	Inventory obsolescence reserves deducted from cost determined on first-in, first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2017.

HARLEY-DAVIDSON, INC.

By:	/S/ Matthew S. Levatich
Matthew S. Levatich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2017.

Name	Title

/S/ Matthew S. Levatich	President and Chief Executive Officer
Matthew S. Levatich	(Principal executive officer)

/S/ John A. Olin	Senior Vice President and Chief Financial Officer
John A. Olin	(Principal financial officer)

/S/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/S/ R. John Anderson	Director
R. John Anderson

/S/ Michael J. Cave	Non-Executive Chairman
Michael J. Cave

/S/ Donald A. James	Director
Donald A. James

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

/S/ George L. Miles, Jr.	Director
George L. Miles, Jr.

/S/ Brian Niccol	Director
Brian Niccol

/S/ James A. Norling	Director
James A. Norling

/S/ Maryrose Sylvester	Director
Maryrose Sylvester

/S/ Jochen Zeitz	Director
Jochen Zeitz

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
2.1
Asset Purchase Agreement, dated April 30, 2015, among Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))

3.1
Restated Articles of Incorporation as amended through April 27, 2015 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

3.2
Harley-Davidson, Inc. By-Laws, as amended through April 27, 2015 (incorporated herein by reference by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

4.1
Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.2
5-Year Credit Agreement, dated as of April 7, 2014, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Current on Form 10-Q for the quarter ended March 30, 2014 (File No. 1-9183))

4.3
Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to Bank of New York Midwest Trust Company, N.A. (successor to BNY Midwest Trust Company),Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 1-9183))

4.4
Officers’ Certificate, dated May 22, 2008, pursuant to Sections 102 and 301 of the Indenture, dated November 21, 2003, with the forms of 6.80% Medium-Term Notes, Series C due 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 22, 2008 (File No. 1-9183))

4.5
Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.6
Officers’ Certificate, dated January 31, 2012, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.700% Medium-Term Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2012 (File No. 1-9183))

4.7
Officers' Certificate, dated September 16, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.400% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.14 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

4.8
Officers' Certificate, dated November 18, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 1.550% Medium-Term Notes due 2017 (incorporated herein by reference to Exhibit 4.15 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

4.9
Officers' Certificate, dated February 26, 2015, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.150% Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

4.10
Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))

4.11
Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dates July 28, 2015 (File No. 1-9183))

4.12
Officers' Certificate dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.250% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.13
Officers' certificate dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.850% Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

Various instruments relating to the Company’s long-term debt described in this report need not be filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
4.14
Amendment No. 2 to 5-Year Credit Agreement, dated as of April 7, 2014, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dates as of April 13, 2012, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent. (incorporated herein by reference to Exhibit 4.15 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

4.15
5-Year Credit Agreement, dated as of April 7, 2016 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))

4.16
Amendment No. 1 5-year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 7, 2014 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))

10.1*
Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.2*
Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.3*
Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 26, 2014 filed on March 14, 2014 (File No. 1-9183))

10.4*
Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective December 1, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

10.5*
Director Compensation Policy approved April 29, 2016 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 (File No. 1-9183))

10.6*
Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.7*
Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 (File No. 1-9183))

10.8*
Harley-Davidson, Inc. Employee Incentive Plan (incorporated herein by reference to the Appendix to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 25, 2015 (File No. 1-9183))

10.9*
Harley-Davidson, Inc. Short-Term Incentive Plan for Senior Executives (incorporated herein by reference to Appendix D to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 30, 2011 (File No. 1-9183))

10.10*
Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.11*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.12*
Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.13*
Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

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

10.21*
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

10.23*
Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.24*
Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.25*
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
10.28*
Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.29*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Deferred) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.30*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.31*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.32*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.33*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.34*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Deferred) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.35*
Form of Notice of Grant Award of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.36.*
Form of Severance Benefits Agreement between the Registrant and each of Messrs. Hund, Jones, Levatich and Olin (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.37*
Form of Transition Agreement between the Registrant and each of Messrs. Levatich and Olin (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.38*
Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.39*
Form of Aircraft Time Sharing Agreement between the Registrant and each of Messrs. Levatich, Olin, Jones and Hund and Madame Bischmann (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-9183))

10.40*
Form of Non-competition and Non-solicitation Agreement between Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28,2015 (File No. 1-9183))

10.41*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.42*
Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International)
 of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))

10.43*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))

10.44*	Harley-Davidson Retiree Insurance Allowance Plan, as amended and restated effective January 1, 2016
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the annual report on Form 10-K of Harley-Davidson, Inc. for the year ended December 31, 2016, filed on February 21, 2017 formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders' Equity; and (vi) the Notes to Consolidated Financial Statements.

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