Form 10-Q
period 2017-03-26
HARLEY DAVIDSON INC
filed 2017-05-04
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at April 28, 2017: 175,038,246 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 26, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Revenue:
Motorcycles and Related Products	$1,328,711	$1,576,610
Financial Services	173,221	173,358
Total revenue	1,501,932	1,749,968
Costs and expenses:
Motorcycles and Related Products cost of goods sold	851,226	986,330
Financial Services interest expense	43,289	45,919
Financial Services provision for credit losses	43,589	37,123
Selling, administrative and engineering expense	272,350	291,768
Total costs and expenses	1,210,454	1,361,140
Operating income	291,478	388,828
Investment income	879	766
Interest expense	7,673	7,168
Income before provision for income taxes	284,684	382,426
Provision for income taxes	98,315	131,937
Net income	$186,369	$250,489
Earnings per common share:
Basic	$1.06	$1.37
Diluted	$1.05	$1.36
Cash dividends per common share	$0.365	$0.350
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Net income	$186,369	$250,489
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,557	12,693
Derivative financial instruments	(9,052)	(8,352)
Marketable securities	(10)	(45)
Pension and postretirement benefit plans	7,256	7,571
Total other comprehensive income, net of tax	13,751	11,867
Comprehensive income	$200,120	$262,356
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 26, 2017	December 31, 2016	March 27, 2016
ASSETS
Current assets:
Cash and cash equivalents	$839,700	$759,984	$694,013
Marketable securities	5,004	5,519	45,122
Accounts receivable, net	335,578	285,106	311,960
Finance receivables, net	2,354,095	2,076,261	2,564,608
Inventories	485,476	499,917	553,750
Restricted cash	75,705	52,574	93,192
Deferred income taxes	—	—	115,585
Other current assets	142,362	174,491	113,520
Total current assets	4,237,920	3,853,852	4,491,750
Finance receivables, net	4,792,027	4,759,197	4,811,958
Property, plant and equipment, net	953,044	981,593	932,836
Goodwill	53,967	53,391	54,585
Deferred income taxes	165,196	167,729	82,188
Other long-term assets	79,701	74,478	94,354
	$10,281,855	$9,890,240	$10,467,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$358,684	$235,318	$348,289
Accrued liabilities	547,637	486,652	587,504
Short-term debt	953,357	1,055,708	870,073
Current portion of long-term debt, net	697,061	1,084,884	782,140
Total current liabilities	2,556,739	2,862,562	2,588,006
Long-term debt, net	5,320,797	4,666,975	5,460,553
Pension liability	52,559	84,442	134,679
Postretirement healthcare liability	171,143	173,267	191,704
Other long-term liabilities	187,208	182,836	199,909
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,813	1,806	3,452
Additional paid-in-capital	1,397,172	1,381,862	1,333,947
Retained earnings	1,459,431	1,337,673	9,148,017
Accumulated other comprehensive loss	(551,630)	(565,381)	(603,338)
Treasury stock, at cost	(313,377)	(235,802)	(7,989,258)
Total shareholders’ equity	1,993,409	1,920,158	1,892,820
	$10,281,855	$9,890,240	$10,467,671

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 26, 2017	December 31, 2016	March 27, 2016
Balances held by consolidated variable interest entities (Note 10)
Current finance receivables, net	$218,001	$225,289	$305,806
Other assets	$3,204	$2,781	$4,471
Non-current finance receivables, net	$825,825	$643,047	$1,080,365
Restricted cash - current and non-current	$79,254	$57,057	$102,594
Current portion of long-term debt, net	$253,070	$241,396	$343,127
Long-term debt, net	$718,509	$554,879	$943,602
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Net cash provided by operating activities (Note 3)	$159,939	$41,131
Cash flows from investing activities:
Capital expenditures	(23,967)	(39,011)
Origination of finance receivables	(844,692)	(815,697)
Collections on finance receivables	781,154	771,910
Other	52	95
Net cash used by investing activities	(87,453)	(82,703)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	497,406	1,193,396
Repayments of medium-term notes	(400,000)	(450,000)
Repayments of securitization debt	(111,359)	(173,363)
Borrowings of asset-backed commercial paper	305,209	5,814
Repayments of asset-backed commercial paper	(29,383)	(15,740)
Net decrease in credit facilities and unsecured commercial paper	(101,702)	(331,090)
Net change in restricted cash	(23,132)	(4,282)
Dividends paid	(64,611)	(64,457)
Purchase of common stock for treasury	(79,753)	(150,369)
Excess tax benefits from share-based payments	—	110
Issuance of common stock under employee stock option plans	7,336	276
Net cash provided by financing activities	11	10,295
Effect of exchange rate changes on cash and cash equivalents	7,219	3,081
Net increase (decrease) in cash and cash equivalents	$79,716	$(28,196)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$759,984	$722,209
Net increase (decrease) in cash and cash equivalents	79,716	(28,196)
Cash and cash equivalents—end of period	$839,700	$694,013
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of March 26, 2017 and March 27, 2016, the consolidated statements of income for the three month periods then ended, the consolidated statements of comprehensive income for the three month periods then ended and the consolidated statements of cash flows for the three month periods then ended.
Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company operates in two reportable segments: Motorcycles & Related Products (Motorcycles) and Financial Services.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 amends the guidance on several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017. The Company elected to apply the amendments related to the classification of excess tax benefits on the statement of cash flows on a prospective basis, and prior periods were not adjusted. The adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. ASU 2015-11 does not apply to inventory measured using the last-in, first-out method. The Company adopted ASU 2015-11 on January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and interim periods therein. The guidance may be adopted using either a full retrospective or modified retrospective approach. The Company expects to adopt the new revenue recognition guidance using the modified retrospective method. The Company's efforts to evaluate the impact of and to prepare for its adoption on January 1, 2018 are well underway. Based on the work completed to date (which includes the review of significant domestic revenue sources), the Company expects that the recognition of revenue for domestic sales of motorcycles, parts and accessories and general merchandise products under the new revenue recognition guidance will occur at a point in time, which is consistent with current practice. The Company is continuing to evaluate its international revenue sources for potential impact but, based on the work completed to date, expects its conclusions will be consistent with those reached for domestic revenue sources. Interest income, which makes up the vast majority of revenue in the Financial Services segment, is not within the scope of the new standard. The Company is also assessing its process for accumulating the required information for enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from its contracts with customers.
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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill. Rather, the goodwill impairment is calculated by comparing the fair value of a reporting unit to its carrying value, and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. All reporting units apply the same impairment test under the new standard. The Company is required to adopt ASU 2017-04 for its annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adoption of ASU 2017-04.

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation - Retirement Benefits by requiring employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The guidance also limits the components that are eligible for capitalization in assets. The Company is required to adopt ASU 2017-07 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which interim or annual financial statements have not been issued or made available for issuance. The amendments related to the presentation of the components of net periodic benefit cost should be applied retrospectively. The amendments related to the capitalization of certain components in assets should be applied prospectively. The Company's net periodic benefit cost components are disclosed in Note 13.
3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	March 26, 2017	December 31, 2016	March 27, 2016
Available-for-sale securities: corporate bonds	$5,004	$5,519	$45,122
Trading securities: mutual funds	41,674	38,119	38,567
Total marketable securities	$46,678	$43,638	$83,689
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first three months of 2017 and 2016, the Company recognized gross unrealized losses of approximately $16,000 and $71,000, respectively, or losses of approximately $10,000 and $45,000, net of tax, respectively, to adjust amortized cost to fair value. The marketable securities have contractual maturities that come due in the second quarter of 2017.
The Company's trading securities relate to investments held by the Company to fund certain deferred compensation obligations. The trading securities are carried at fair value with gains and losses recorded in net income, and investments are included in other long-term assets on the consolidated balance sheets.
Inventories
Inventories are valued at the lower of cost or net realizable value. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	March 26, 2017	December 31, 2016	March 27, 2016
Components at the lower of FIFO cost or net realizable value
Raw materials and work in process	$153,195	$140,639	$158,632
Motorcycle finished goods	263,408	285,281	291,834
Parts and accessories and general merchandise	117,140	122,264	152,552
Inventory at lower of FIFO cost or net realizable value	533,743	548,184	603,018
Excess of FIFO over LIFO cost	(48,267)	(48,267)	(49,268)
Total inventories, net	$485,476	$499,917	$553,750
Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016
Cash flows from operating activities:
Net income	$186,369	$250,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	54,900	50,027
Amortization of deferred loan origination costs	20,078	21,546
Amortization of financing origination fees	2,076	2,802
Provision for long-term employee benefits	7,475	9,503
Employee benefit plan contributions and payments	(29,957)	(29,641)
Stock compensation expense	6,992	7,053
Net change in wholesale finance receivables related to sales	(317,087)	(507,731)
Provision for credit losses	43,589	37,123
Deferred income taxes	3,989	3,636
Other, net	(5,334)	(7,302)
Changes in current assets and liabilities:
Accounts receivable, net	(39,230)	(57,885)
Finance receivables - accrued interest and other	5,142	685
Inventories	23,476	40,539
Accounts payable and accrued liabilities	182,928	222,800
Derivative instruments	3,120	1,196
Other	11,413	(3,709)
Total adjustments	(26,430)	(209,358)
Net cash provided by operating activities	$159,939	$41,131
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
Finance receivables, net, consisted of the following (in thousands):

	March 26, 2017	December 31, 2016	March 27, 2016
Retail	$6,002,550	$5,982,211	$6,012,804
Wholesale	1,327,602	1,026,590	1,519,946
Total finance receivables	7,330,152	7,008,801	7,532,750
Allowance for credit losses	(184,030)	(173,343)	(156,184)
Finance receivables, net	$7,146,122	$6,835,458	$7,376,566
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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended March 26, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	42,160	1,429	43,589
Charge-offs	(45,924)	—	(45,924)
Recoveries	13,022	—	13,022
Balance, end of period	$176,068	$7,962	$184,030

	Three months ended March 27, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	35,524	1,599	37,123
Charge-offs	(39,644)	—	(39,644)
Recoveries	11,527	—	11,527
Balance, end of period	$146,727	$9,457	$156,184
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
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a periodic and systematic collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates, and current economic conditions including items such as unemployment rates. Retail finance receivables are not evaluated individually for impairment prior to charge-off and, therefore, are not reported as impaired loans.
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	March 26, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	176,068	7,962	184,030
Total allowance for credit losses	$176,068	$7,962	$184,030
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,002,550	1,327,602	7,330,152
Total finance receivables	$6,002,550	$1,327,602	$7,330,152

	December 31, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	166,810	6,533	173,343
Total allowance for credit losses	$166,810	$6,533	$173,343
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,982,211	1,026,590	7,008,801
Total finance receivables	$5,982,211	$1,026,590	$7,008,801

	March 27, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	146,727	9,457	156,184
Total allowance for credit losses	$146,727	$9,457	$156,184
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,012,804	1,519,946	7,532,750
Total finance receivables	$6,012,804	$1,519,946	$7,532,750

There were no wholesale finance receivables at March 26, 2017, December 31, 2016, or March 27, 2016 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of March 26, 2017, December 31, 2016 and March 27, 2016, all retail finance receivables were accounted for as interest-earning receivables, of which $28.5 million, $40.4 million and $22.9 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at March 26, 2017, December 31, 2016 or March 27, 2016. At March 26, 2017, December 31, 2016 and March 27, 2016, $0.6 million, $0.3 million, and $0.5 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	March 26, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,840,164	$100,471	$33,403	$28,512	$162,386	$6,002,550
Wholesale	1,325,575	1,129	273	625	2,027	1,327,602
Total	$7,165,739	$101,600	$33,676	$29,137	$164,413	$7,330,152

	December 31, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,760,818	$131,302	$49,642	$40,449	$221,393	$5,982,211
Wholesale	1,024,995	1,000	319	276	1,595	1,026,590
Total	$6,785,813	$132,302	$49,961	$40,725	$222,988	$7,008,801

	March 27, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,864,850	$94,984	$30,094	$22,876	$147,954	$6,012,804
Wholesale	1,517,926	1,407	135	478	2,020	1,519,946
Total	$7,382,776	$96,391	$30,229	$23,354	$149,974	$7,532,750
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	March 26, 2017	December 31, 2016	March 27, 2016
Prime	$4,806,730	$4,768,420	$4,798,394
Sub-prime	1,195,820	1,213,791	1,214,410
Total	$6,002,550	$5,982,211	$6,012,804
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	March 26, 2017	December 31, 2016	March 27, 2016
Doubtful	$1,133	$1,333	$—
Substandard	9,213	1,773	24,391
Special Mention	19,898	30,152	7,220
Medium Risk	14,648	14,620	11,610
Low Risk	1,282,710	978,712	1,476,725
Total	$1,327,602	$1,026,590	$1,519,946
5. Fair Value Measurements
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 26, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$628,895	$370,084	$258,811	$—
Marketable securities	46,678	41,674	5,004	—
Derivatives	12,446	—	12,446	—
Total	$688,019	$411,758	$276,261	$—
Liabilities:
Derivatives	$1,052	$—	$1,052	$—

	December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$531,519	$426,266	$105,253	$—
Marketable securities	43,638	38,119	5,519	—
Derivatives	29,034	—	29,034	—
Total	$604,191	$464,385	$139,806	$—
Liabilities:
Derivatives	$142	$—	$142	$—

	March 27, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$531,823	$426,700	$105,123	$—
Marketable securities	83,689	38,567	45,122	—
Derivatives	3,651	—	3,651	—
Total	$619,163	$465,267	$153,896	$—
Liabilities:
Derivatives	$3,176	$—	$3,176	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $20.1 million, $19.3 million and $18.6 million at March 26, 2017, December 31, 2016 and March 27, 2016, for which the fair value adjustment was $6.3 million, $9.3 million and $6.5 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

6. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, finance receivables, net, debt, foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 7).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	March 26, 2017		December 31, 2016		March 27, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$839,700	$839,700	$759,984	$759,984	$694,013	$694,013
Marketable securities	$46,678	$46,678	$43,638	$43,638	$83,689	$83,689
Derivatives	$12,446	$12,446	$29,034	$29,034	$3,651	$3,651
Finance receivables, net	$7,225,210	$7,146,122	$6,921,037	$6,835,458	$7,462,125	$7,376,566
Restricted cash	$90,279	$90,279	$67,147	$67,147	$114,924	$114,924
Liabilities:
Derivatives	$1,052	$1,052	$142	$142	$3,176	$3,176
Unsecured commercial paper	$953,357	$953,357	$1,055,708	$1,055,708	$869,972	$869,972
Global credit facilities	$—	$—	$—	$—	$101	$101
Asset-backed U.S. commercial paper conduit facilities	$286,205	$286,205	$—	$—	$—	$—
Asset-backed Canadian commercial paper conduit facility	$141,013	$141,013	$149,338	$149,338	$153,311	$153,311
Medium-term notes	$4,234,664	$4,163,797	$4,139,462	$4,064,940	$4,217,449	$4,061,832
Senior unsecured notes	$755,646	$741,469	$744,552	$741,306	$777,336	$740,821
Asset-backed securitization debt	$685,953	$685,374	$797,688	$796,275	$1,288,292	$1,286,729
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
The carrying value of debt provided under the U.S. conduit facilities and Canadian conduit facility approximates fair value since the interest rates charged under the facility are tied directly to market rates and fluctuate as market rates change. Fair value is calculated using Level 2 inputs.

The fair values of the medium-term notes and senior unsecured notes are estimated based upon rates available at the end of the period for debt with similar terms and remaining maturities. Fair value is calculated using Level 2 inputs.
The fair value of the debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing available at the end of the period for transactions with similar terms and maturities. Fair value is calculated using Level 2 inputs.
7. Derivative Instruments and Hedging Activities
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

The following tables summarize the fair value of the Company’s derivative financial instruments (in thousands):

	March 26, 2017			December 31, 2016			March 27, 2016
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$534,652	$12,195	$1,015	$554,551	$28,528	$142	$488,193	$3,592	$2,222
Commodity contracts(c)	1,027	23	—	992	177	—	895	—	135
Total	$535,679	$12,218	$1,015	$555,543	$28,705	$142	$489,088	$3,592	$2,357
	March 26, 2017			December 31, 2016			March 27, 2016
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$5,046	$228	$37	$5,025	$329	$—	$6,004	$59	$819
Total	$5,046	$228	$37	$5,025	$329	$—	$6,004	$59	$819

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended
Cash Flow Hedges	March 26, 2017	March 27, 2016
Foreign currency contracts	$(11,797)	$(12,523)
Commodity contracts	(106)	(192)
Total	$(11,903)	$(12,715)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Expected to be Reclassified
Cash Flow Hedges	March 26, 2017	March 27, 2016	Over the Next Twelve Months
Foreign currency contracts(a)	$2,516	$856	$12,270
Commodity contracts(a)	48	(215)	23
Treasury rate locks(b)	(90)	(90)	(362)
Total	$2,474	$551	$11,931

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense
For the three months ended March 26, 2017 and March 27, 2016, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended
Derivatives Not Designated As Hedges	March 26, 2017	March 27, 2016
Commodity contracts(a)	$20	$(292)
Total	$20	$(292)

(a)	Gain/(loss) recognized in income is included in cost of goods sold
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
8. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended March 26, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss) before reclassifications	15,633	(16)	(11,903)	—	3,714
Income tax (benefit) expense	(76)	6	4,409	—	4,339
Net other comprehensive income (loss) before reclassifications	15,557	(10)	(7,494)	—	8,053
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(2,516)	—	(2,516)
Realized (gains) losses - commodity contracts(a)	—	—	(48)	—	(48)
Realized (gains) losses - treasury rate lock(c)	—	—	90	—	90
Prior service credits(b)	—	—	—	(289)	(289)
Actuarial losses(b)	—	—	—	11,813	11,813
Total reclassifications before tax	—	—	(2,474)	11,524	9,050
Income tax expense (benefit)	—	—	916	(4,268)	(3,352)
Net reclassifications	—	—	(1,558)	7,256	5,698
Other comprehensive income (loss)	15,557	(10)	(9,052)	7,256	13,751
Balance, end of period	$(52,575)	$(1,204)	$3,472	$(501,323)	$(551,630)

	Three months ended March 27, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive income (loss) before reclassifications	14,571	(71)	(12,715)	—	1,785
Income tax (benefit) expense	(1,878)	26	4,710	—	2,858
Net other comprehensive income (loss) before reclassifications	12,693	(45)	(8,005)	—	4,643
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(856)	—	(856)
Realized (gains) losses - commodity contracts(a)	—	—	215	—	215
Realized (gains) losses - treasury rate lock(c)	—	—	90	—	90
Prior service credits(b)	—	—	—	(446)	(446)
Actuarial losses(b)	—	—	—	12,471	12,471
Total reclassifications before tax	—	—	(551)	12,025	11,474
Income tax expense (benefit)	—	—	204	(4,454)	(4,250)
Net reclassifications	—	—	(347)	7,571	7,224
Other comprehensive income (loss)	12,693	(45)	(8,352)	7,571	11,867
Balance, end of period	$(46,151)	$(1,139)	$(2,466)	$(553,582)	$(603,338)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified are included in the computation of net periodic benefit cost. See Note 13 for information related to pension and postretirement benefit plans.

(c)	Amounts reclassified to net income are included in interest expense.
9. Debt
Debt with a contractual term less than one year is generally classified as short-term debt and consisted of the following (in thousands):

	March 26, 2017	December 31, 2016	March 27, 2016
Unsecured commercial paper	$953,357	$1,055,708	$869,972
Bank borrowings - global credit facilities	—	—	101
Total short-term debt	$953,357	$1,055,708	$870,073

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	March 26, 2017	December 31, 2016	March 27, 2016
Secured debt (Note 10)
Asset-backed Canadian commercial paper conduit facility	$141,013	$149,338	$153,311
Asset-backed U.S. commercial paper conduit facilities	286,205	—	—
Asset-backed securitization debt	686,396	797,755	1,289,792
Less: unamortized discount and debt issuance costs	(1,022)	(1,480)	(3,063)
Total secured debt	1,112,592	945,613	1,440,040

Unsecured notes
2.70% Medium-term notes due in 2017 par value, issued January 2012	—	400,000	400,000
1.55% Medium-term notes due in 2017 par value, issued November 2014	400,000	400,000	400,000
6.80% Medium-term notes due in 2018 par value, issued May 2008	877,488	877,488	878,708
2.25% Medium-term notes due in 2019 par value, issued January 2016	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2019 par value, issued March 2017	150,000	—	—
2.40% Medium-term notes due in 2019 par value, issued September 2014	600,000	600,000	600,000
2.15% Medium-term notes due in 2020 par value, issued February 2015	600,000	600,000	600,000
2.40% Medium-term notes due in 2020 par value, issued March 2017	350,000	—	—
2.85% Medium-term notes due in 2021 par value, issued January 2016	600,000	600,000	600,000
3.50% Senior unsecured notes due in 2025 par value, issued July 2015	450,000	450,000	450,000
4.625% Senior unsecured notes due in 2045 par value, issued July 2015	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs	(22,222)	(21,242)	(26,055)
Gross long-term debt	6,017,858	5,751,859	6,242,693
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs	(697,061)	(1,084,884)	(782,140)
Total long-term debt	$5,320,797	$4,666,975	$5,460,553
10. Asset-Backed Financing
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
The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	March 26, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$772,152	$(23,239)	$63,473	$2,532	$814,918	$685,374
Asset-backed U.S. commercial paper conduit facilities	304,091	(9,178)	15,781	672	311,366	286,205
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	155,240	(3,048)	11,025	382	163,599	141,013
Total on-balance sheet assets and liabilities	$1,231,483	$(35,465)	$90,279	$3,586	$1,289,883	$1,112,592

	December 31, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$893,804	$(25,468)	$57,057	$2,452	$927,845	$796,275
Asset-backed U.S. commercial paper conduit facilities	—	—	—	329	329	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	165,719	(3,573)	10,090	426	172,662	149,338
Total on-balance sheet assets and liabilities	$1,059,523	$(29,041)	$67,147	$3,207	$1,100,836	$945,613

	March 27, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$1,421,332	$(35,161)	$102,594	$4,169	$1,492,934	$1,286,729
Asset-backed U.S. commercial paper conduit facilities	—	—	—	302	302	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	168,264	(3,155)	12,330	406	177,845	153,311
Total on-balance sheet assets and liabilities	$1,589,596	$(38,316)	$114,924	$4,877	$1,671,081	$1,440,040
On-Balance Sheet Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2019 to 2022.
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
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2017 or 2016.
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
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 26, 2017, the U.S. Conduit Facilities have an expiration date of December 13, 2017.

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
In January 2017, the Company transferred $333.4 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million of debt under the U.S. Conduit Facilities. The contractual maturity of the debt is approximately 5 years. The VIE had no borrowings outstanding under the U.S. Conduit at December 31, 2016 or March 27, 2016.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2016, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$240.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 26, 2017, the Canadian Conduit has an expiration date of June 30, 2017.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company doesn’t consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, doesn’t meet the requirements for sale accounting.

As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $22.6 million at March 26, 2017. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2017		2016
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,300	$5,500	$6,600	$5,800
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the first quarter of 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the term asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At March 26, 2017, the assets of this off-balance sheet asset-backed securitization VIE were $212.8 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at March 26, 2017. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financing, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.6 million during the three months ended March 26, 2017.
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	March 26, 2017	December 31, 2016	March 27, 2016
On-balance sheet retail motorcycle finance receivables	$5,867,143	$5,839,467	$5,868,921
Off-balance sheet retail motorcycle finance receivables	212,764	236,706	—
Total serviced retail motorcycle finance receivables	$6,079,907	$6,076,173	$5,868,921

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	March 26, 2017	December 31, 2016	March 27, 2016
On-balance sheet retail motorcycle finance receivables	$162,386	$221,393	$147,954
Off-balance sheet retail motorcycle finance receivables	1,476	1,858	—
Total serviced retail motorcycle finance receivables	$163,862	$223,251	$147,954
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016
On-balance sheet retail motorcycle finance receivables	$32,902	$28,117
Off-balance sheet retail motorcycle finance receivables	414	—
Total serviced retail motorcycle finance receivables	$33,316	$28,117

11. Product Warranty and Recall Campaigns
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
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016
Balance, beginning of period	$79,482	$74,217
Warranties issued during the period	16,752	18,012
Settlements made during the period	(19,333)	(18,163)
Recalls and changes to pre-existing warranty liabilities	1,310	770
Balance, end of period	$78,211	$74,836
The liability for recall campaigns was $10.3 million, $13.6 million and $7.1 million as of March 26, 2017, December 31, 2016 and March 27, 2016, respectively.

12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 26, 2017	March 27, 2016
Numerator:
Net income used in computing basic and diluted earnings per share	$186,369	$250,489
Denominator:
Denominator for basic earnings per share - weighted-average common shares	176,001	183,429
Effect of dilutive securities - employee stock compensation plan	1,069	775
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	177,070	184,204
Earnings per common share:
Basic	$1.06	$1.37
Diluted	$1.05	$1.36
Outstanding options to purchase 0.8 million and 1.9 million shares of common stock for the three months ended March 26, 2017 and March 27, 2016, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including shares of restricted stock and restricted stock units (RSUs). Non-forfeitable dividends are paid on unvested shares of restricted stock and non-forfeitable dividend equivalents are paid on unvested RSUs. As such, shares of restricted stock and RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three month periods ended March 26, 2017 and March 27, 2016, respectively.

13. Employee Benefit Plans
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

	Three months ended
	March 26, 2017	March 27, 2016
Pension and SERPA Benefits
Service cost	$7,896	$8,359
Interest cost	21,269	22,707
Expected return on plan assets	(35,345)	(36,445)
Amortization of unrecognized:
Prior service cost	254	255
Net loss	10,998	11,587
Settlement loss	—	300
Net periodic benefit cost	$5,072	$6,763
Postretirement Healthcare Benefits
Service cost	$1,875	$1,870
Interest cost	3,412	3,704
Expected return on plan assets	(3,156)	(3,017)
Amortization of unrecognized:
Prior service credit	(543)	(701)
Net loss	815	884
Net periodic benefit cost	$2,403	$2,740
During the first three months of 2017, the Company voluntarily contributed $25.0 million in cash to further fund its qualified pension plan. There are no required or planned contributions to the qualified pension plan for the remainder of 2017. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
14. Business Segments
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

	Three months ended
	March 26, 2017	March 27, 2016
Motorcycles net revenue	$1,328,711	$1,576,610
Gross profit	477,485	590,280
Selling, administrative and engineering expense	238,643	257,823
Operating income from Motorcycles	238,842	332,457
Financial Services revenue	173,221	173,358
Financial Services expense	120,585	116,987
Operating income from Financial Services	52,636	56,371
Operating income	$291,478	$388,828

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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA delivered various additional requests for information to which the Company responded. More recently, in August 2016, the Company entered into a consent decree with the EPA regarding these issues (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, fund a three-year emissions mitigation project, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. The Company anticipates the EPA will move the court to finalize the Settlement in the coming months. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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

	Three months ended March 26, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,330,618	$—	$(1,907)	$1,328,711
Financial Services	—	173,557	(336)	173,221
Total revenue	1,330,618	173,557	(2,243)	1,501,932
Costs and expenses:
Motorcycles and Related Products cost of goods sold	851,226	—	—	851,226
Financial Services interest expense	—	43,289	—	43,289
Financial Services provision for credit losses	—	43,589	—	43,589
Selling, administrative and engineering expense	238,996	35,614	(2,260)	272,350
Total costs and expenses	1,090,222	122,492	(2,260)	1,210,454
Operating income	240,396	51,065	17	291,478
Investment income	106,879	—	(106,000)	879
Interest expense	7,673	—	—	7,673
Income before provision for income taxes	339,602	51,065	(105,983)	284,684
Provision for income taxes	79,157	19,158	—	98,315
Net income	$260,445	$31,907	$(105,983)	$186,369

	Three months ended March 27, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,578,639	$—	$(2,029)	$1,576,610
Financial Services	—	173,521	(163)	173,358
Total revenue	1,578,639	173,521	(2,192)	1,749,968
Costs and expenses:
Motorcycles and Related Products cost of goods sold	986,330	—	—	986,330
Financial Services interest expense	—	45,919	—	45,919
Financial Services provision for credit losses	—	37,123	—	37,123
Selling, administrative and engineering expense	258,231	35,974	(2,437)	291,768
Total costs and expenses	1,244,561	119,016	(2,437)	1,361,140
Operating income	334,078	54,505	245	388,828
Investment income	140,766	—	(140,000)	766
Interest expense	7,168	—	—	7,168
Income before provision for income taxes	467,676	54,505	(139,755)	382,426
Provision for income taxes	110,574	21,363	—	131,937
Net income	$357,102	$33,142	$(139,755)	$250,489

	March 26, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$479,439	$360,261	$—	$839,700
Marketable securities	5,004	—	—	5,004
Accounts receivable, net	740,231	—	(404,653)	335,578
Finance receivables, net	—	2,354,095	—	2,354,095
Inventories	485,476	—	—	485,476
Restricted cash	—	75,705	—	75,705
Other current assets	102,298	40,064	—	142,362
Total current assets	1,812,448	2,830,125	(404,653)	4,237,920
Finance receivables, net	—	4,792,027	—	4,792,027
Property, plant and equipment, net	913,462	39,582	—	953,044
Goodwill	53,967	—	—	53,967
Deferred income taxes	98,291	68,306	(1,401)	165,196
Other long-term assets	137,712	25,790	(83,801)	79,701
	$3,015,880	$7,755,830	$(489,855)	$10,281,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333,227	$430,110	$(404,653)	$358,684
Accrued liabilities	442,181	105,060	396	547,637
Short-term debt	—	953,357	—	953,357
Current portion of long-term debt, net	—	697,061	—	697,061
Total current liabilities	775,408	2,185,588	(404,257)	2,556,739
Long-term debt, net	741,469	4,579,328	—	5,320,797
Pension liability	52,559	—	—	52,559
Postretirement healthcare liability	171,143	—	—	171,143
Other long-term liabilities	152,974	31,506	2,728	187,208
Commitments and contingencies (Note 15)
Shareholders’ equity	1,122,327	959,408	(88,326)	1,993,409
	$3,015,880	$7,755,830	$(489,855)	$10,281,855

	December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$425,540	$334,444	$—	$759,984
Marketable securities	5,019	500	—	5,519
Accounts receivable, net	450,186	—	(165,080)	285,106
Finance receivables, net	—	2,076,261	—	2,076,261
Inventories	499,917	—	—	499,917
Restricted cash	—	52,574	—	52,574
Other current assets	127,606	46,934	(49)	174,491
Total current assets	1,508,268	2,510,713	(165,129)	3,853,852
Finance receivables, net	—	4,759,197	—	4,759,197
Property, plant and equipment, net	942,634	38,959	—	981,593
Goodwill	53,391	—	—	53,391
Deferred income taxes	103,487	66,152	(1,910)	167,729
Other long-term assets	132,835	24,769	(83,126)	74,478
	$2,740,615	$7,399,790	$(250,165)	$9,890,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,353	$181,045	$(165,080)	$235,318
Accrued liabilities	395,907	90,910	(165)	486,652
Short-term debt	—	1,055,708	—	1,055,708
Current portion of long-term debt, net	—	1,084,884	—	1,084,884
Total current liabilities	615,260	2,412,547	(165,245)	2,862,562
Long-term debt, net	741,306	3,925,669	—	4,666,975
Pension liability	84,442	—	—	84,442
Postretirement healthcare liability	173,267	—	—	173,267
Other long-term liabilities	150,391	29,697	2,748	182,836
Commitments and contingencies (Note 15)
Shareholders’ equity	975,949	1,031,877	(87,668)	1,920,158
	$2,740,615	$7,399,790	$(250,165)	$9,890,240

	March 27, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$349,302	$344,711	$—	$694,013
Marketable securities	45,122	—	—	45,122
Accounts receivable, net	811,276	—	(499,316)	311,960
Finance receivables, net	—	2,564,608	—	2,564,608
Inventories	553,750	—	—	553,750
Restricted cash	—	93,192	—	93,192
Deferred income taxes	61,266	54,319	—	115,585
Other current assets	85,260	28,260	—	113,520
Total current assets	1,905,976	3,085,090	(499,316)	4,491,750
Finance receivables, net	—	4,811,958	—	4,811,958
Property, plant and equipment, net	898,381	34,455	—	932,836
Goodwill	54,585	—	—	54,585
Deferred income taxes	75,999	7,783	(1,594)	82,188
Other long-term assets	135,449	40,171	(81,266)	94,354
	$3,070,390	$7,979,457	$(582,176)	$10,467,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,028	$526,577	$(499,316)	$348,289
Accrued liabilities	477,762	109,455	287	587,504
Short-term debt	—	870,073	—	870,073
Current portion of long-term debt, net	—	782,140	—	782,140
Total current liabilities	798,790	2,288,245	(499,029)	2,588,006
Long-term debt, net	740,821	4,719,732	—	5,460,553
Pension liability	134,679	—	—	134,679
Postretirement healthcare liability	191,704	—	—	191,704
Other long-term liabilities	170,318	27,071	2,520	199,909
Commitments and contingencies (Note 15)
Shareholders’ equity	1,034,078	944,409	(85,667)	1,892,820
	$3,070,390	$7,979,457	$(582,176)	$10,467,671

	Three months ended March 26, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$260,445	$31,907	$(105,983)	$186,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	53,241	1,659	—	54,900
Amortization of deferred loan origination costs	—	20,078	—	20,078
Amortization of financing origination fees	163	1,913	—	2,076
Provision for long-term employee benefits	7,475	—	—	7,475
Employee benefit plan contributions and payments	(29,957)	—	—	(29,957)
Stock compensation expense	6,317	675	—	6,992
Net change in wholesale finance receivables related to sales	—	—	(317,087)	(317,087)
Provision for credit losses	—	43,589	—	43,589
Deferred income taxes	6,728	(2,230)	(509)	3,989
Other, net	(6,728)	1,411	(17)	(5,334)
Changes in current assets and liabilities:
Accounts receivable, net	(278,803)	—	239,573	(39,230)
Finance receivables - accrued interest and other	—	5,142	—	5,142
Inventories	23,476	—	—	23,476
Accounts payable and accrued liabilities	154,372	263,011	(234,455)	182,928
Derivative instruments	3,120	—	—	3,120
Other	5,537	5,925	(49)	11,413
Total adjustments	(55,059)	341,173	(312,544)	(26,430)
Net cash provided by operating activities	205,386	373,080	(418,527)	159,939

	Three months ended March 26, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(21,686)	(2,281)	—	(23,967)
Origination of finance receivables	—	(1,932,599)	1,087,907	(844,692)
Collections on finance receivables	—	1,556,534	(775,380)	781,154
Other	52	—	—	52
Net cash used by investing activities	(21,634)	(378,346)	312,527	(87,453)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	497,406	—	497,406
Repayments of medium-term notes	—	(400,000)	—	(400,000)
Repayments of securitization debt	—	(111,359)	—	(111,359)
Borrowings of asset-backed commercial paper	—	305,209	—	305,209
Repayments of asset-backed commercial paper	—	(29,383)	—	(29,383)
Net decrease in credit facilities and unsecured commercial paper	—	(101,702)	—	(101,702)
Net change in restricted cash	—	(23,132)	—	(23,132)
Dividends paid	(64,611)	(106,000)	106,000	(64,611)
Purchase of common stock for treasury	(79,753)	—	—	(79,753)
Issuance of common stock under employee stock option plans	7,336	—	—	7,336
Net cash (used by) provided by financing activities	(137,028)	31,039	106,000	11
Effect of exchange rate changes on cash and cash equivalents	7,175	44	—	7,219
Net increase in cash and cash equivalents	$53,899	$25,817	$—	$79,716
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$425,540	$334,444	$—	$759,984
Net increase in cash and cash equivalents	53,899	25,817	—	79,716
Cash and cash equivalents—end of period	$479,439	$360,261	$—	$839,700

	Three months ended March 27, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$357,102	$33,142	$(139,755)	$250,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	48,056	1,971	—	50,027
Amortization of deferred loan origination costs	—	21,546	—	21,546
Amortization of financing origination fees	168	2,634	—	2,802
Provision for long-term employee benefits	9,503	—	—	9,503
Employee benefit plan contributions and payments	(29,641)	—	—	(29,641)
Stock compensation expense	6,389	664	—	7,053
Net change in wholesale finance receivables related to sales	—	—	(507,731)	(507,731)
Provision for credit losses	—	37,123	—	37,123
Deferred income taxes	6,034	(1,850)	(548)	3,636
Other, net	(7,576)	519	(245)	(7,302)
Changes in current assets and liabilities:
Accounts receivable, net	(413,807)	—	355,922	(57,885)
Finance receivables - accrued interest and other	—	685	—	685
Inventories	40,539	—	—	40,539
Accounts payable and accrued liabilities	189,425	387,010	(353,635)	222,800
Derivative instruments	1,196	—	—	1,196
Other	(8,910)	5,201	—	(3,709)
Total adjustments	(158,624)	455,503	(506,237)	(209,358)
Net cash provided by operating activities	198,478	488,645	(645,992)	41,131
Cash flows from investing activities:
Capital expenditures	(38,031)	(980)	—	(39,011)
Origination of finance receivables	—	(2,123,079)	1,307,382	(815,697)
Collections on finance receivables	—	1,573,300	(801,390)	771,910
Other	95	—	—	95
Net cash used by investing activities	(37,936)	(550,759)	505,992	(82,703)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(450,000)	—	(450,000)
Repayments of securitization debt	—	(173,363)	—	(173,363)
Borrowings of asset-backed commercial paper	—	5,814	—	5,814
Repayments of asset-backed commercial paper	—	(15,740)	—	(15,740)
Net decrease in credit facilities and unsecured commercial paper	—	(331,090)	—	(331,090)
Net change in restricted cash	—	(4,282)	—	(4,282)
Dividends paid	(64,457)	(140,000)	140,000	(64,457)
Purchase of common stock for treasury	(150,369)	—	—	(150,369)
Excess tax benefits from share-based payments	110	—	—	110
Issuance of common stock under employee stock option plans	276	—	—	276
Net cash (used by) provided by financing activities	(214,440)	84,735	140,000	10,295
Effect of exchange rate changes on cash and cash equivalents	2,757	324	—	3,081
Net (decrease) increase in cash and cash equivalents	$(51,141)	$22,945	$—	$(28,196)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$400,443	$321,766	$—	$722,209
Net (decrease) increase in cash and cash equivalents	(51,141)	22,945	—	(28,196)
Cash and cash equivalents—end of period	$349,302	$344,711	$—	$694,013

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
Overview
As the Company expected, its first quarter 2017 results were adversely impacted by its decision to significantly reduce motorcycle shipments in the quarter. This action limited the availability of the Company's model-year 2017 motorcycles; in particular, its Milwaukee-EightTM powered motorcycles, during the first quarter of 2017. The Company took this action to help enable its U.S. dealers to sell-through the model-year 2016 motorcycles that were in their retail inventory at the end of 2016. As a result, retail inventory in the U.S. at the end of the first quarter of 2017 was significantly lower than at the end of the first quarter of 2016. In addition, the mix of model-year 2017 motorcycles to model-year 2016 motorcycles in U.S. dealer inventory improved from year end 2016. The Company believes the financial impact of this decision will be to shift profit from the first quarter of 2017 to the second half of 2017, as compared to the prior year.(1)
The Company’s net income was $186.4 million, or $1.05 per diluted share, for the first quarter of 2017 compared to $250.5 million, or $1.36 per diluted share, in the first quarter of 2016. Operating income from the Motorcycles segment decreased $93.6 million or 28.2% compared to last year’s first quarter due primarily to lower motorcycle shipments. Operating income from the Financial Services segment in the first quarter of 2017 was $52.6 million, down 6.6% compared to $56.4 million in the year-ago quarter.
Worldwide retail sales of new Harley-Davidson motorcycles were down 4.2% compared to the first quarter of 2016. During the first quarter of 2017, independent dealer retail sales of new Harley-Davidson motorcycles were 5.7% lower in the U.S. behind weak industry sales, while retail sales in international markets were down 1.8% compared to the prior year first quarter. The global competitive environment remains intense and the Company continues work to protect and reinforce the strength of the Harley-Davidson brand. In addition to the recently introduced Road King® Special and Street RodTM the Company expects worldwide retail sales growth for the remainder of 2017 to be driven by:

•	Improved availability of Milwaukee-EightTM powered bikes, and the introduction of MY 2018 motorcycles

•	Strong execution of U.S. ridership growth initiatives

•	Expansion of the international dealer network

•	Easing of year-over-year sales comparisons in both the U.S. and international markets

(1)	Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of April 18, 2017 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (May 4, 2017) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Outlook(1)
On April 18, 2017, the Company provided the following information concerning its expectations for the remainder of 2017:
The Company continues to expect its 2017 shipments of Harley-Davidson motorcycles to dealers to be flat to down modestly compared to its 2016 shipments. In addition, the Company announced that it expects shipments of 80,000 to 85,000 motorcycles in the second quarter of 2017 compared to 88,160 motorcycles shipped in the second quarter of 2016 which is down approximately 4% to 9%.
The Company continues to expect gross margin as a percent of revenue for the full-year to be approximately in line with 2016.
The impact of foreign currency on gross profit will be dependent on future exchange rates. Hypothetically, if foreign currency rates experienced recently remained constant throughout the remainder of 2017 the Company estimates the adverse impact to its expected Motorcycles segment full-year revenue from currency exchange rates would be approximately 0.75% on a year-over-year basis. Under this scenario, the Company would also expect the year-over-year impact to gross margin to be flat to down $10 million. This is a hypothetical expectation in what is a very volatile foreign currency exchange environment,
The Company continues to expect its full-year selling, administrative and engineering expenses to be approximately in line with its 2016 expenses. The Company also continues to expect its selling, administrative and engineering expense as a percent of revenue to be approximately in line with 2016.
The Company continues to expect 2017 full-year operating margin percent for the Motorcycles segment to be in line with 2016 operating margin percent.
The Company continues to expect operating income for the Financial Services segment to be down in 2017 as compared to 2016 as a result of the 2016 off-balance sheet asset-backed securitization gain of $9.3 million that it does not expect to recur in 2017.
The Company continues to estimate capital expenditures for 2017 to be between $200 million and $220 million. The Company anticipates it will have the ability to fund all capital expenditures in 2017 with cash flows generated by operations.
The Company continues to expect its full-year 2017 effective income tax rate to be approximately 34.5%. This guidance excludes the effect of any potential future adjustments such as new tax legislation or audit settlements which are recorded as discrete tax items in the period in which they are settled.
Results of Operations for the Three Months Ended March 26, 2017
Compared to the Three Months Ended March 27, 2016
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 26, 2017	March 27, 2016	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$238,842	$332,457	$(93,615)	(28.2)%
Operating income from Financial Services	52,636	56,371	(3,735)	(6.6)
Operating income	291,478	388,828	(97,350)	(25.0)
Investment income	879	766	113	14.8
Interest expense	7,673	7,168	505	7.0
Income before income taxes	284,684	382,426	(97,742)	(25.6)
Provision for income taxes	98,315	131,937	(33,622)	(25.5)
Net income	$186,369	$250,489	$(64,120)	(25.6)%
Diluted earnings per share	$1.05	$1.36	$(0.31)	(22.8)%
Consolidated operating income was down 25.0% in the first quarter of 2017 primarily driven by a decrease in operating income from the Motorcycles segment which declined by $93.6 million, or 28.2%, compared to the first quarter of 2016. Operating income from the Financial Services segment declined by $3.7 million in the first quarter of 2017 compared to the first quarter of 2016. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the first quarter of 2017 was 34.5% compared to 34.5% for the first quarter of 2016.
Diluted earnings per share were $1.05 in the first quarter of 2017, down 22.8% from the same period in the prior year on lower net income partially offset by the positive impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 184.2 million in the first quarter of 2016 to 177.1 million in the first quarter of 2017, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Worldwide Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	March 31, 2017	March 31, 2016	(Decrease) Increase	% Change
United States	33,316	35,326	(2,010)	(5.7)%

Europe(b)	8,984	8,846	138	1.6
EMEA - Other	1,183	1,364	(181)	(13.3)
Total EMEA	10,167	10,210	(43)	(0.4)

Japan	1,986	2,106	(120)	(5.7)
Asia Pacific - Other	4,877	5,460	(583)	(10.7)
Total Asia Pacific	6,863	7,566	(703)	(9.3)

Latin America	2,342	1,886	456	24.2
Canada	2,361	2,470	(109)	(4.4)
Total International Retail Sales	21,733	22,132	(399)	(1.8)%
Total Worldwide Retail Sales	55,049	57,458	(2,409)	(4.2)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning retail sales, and this information is subject to revision. The EMEA Europe total for March 31, 2016 includes 251 units originally reported in the EMEA-Other total.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.
The Company believes 2017 U.S. retail sales of its motorcycles were negatively impacted by lower industry sales and limited availability of its model-year 2017 motorcycles. As discussed, the Company significantly reduced shipments of its model-year 2017 motorcycles in the first quarter of 2017 to help enable U.S. dealers to sell through the model-year 2016 Harley-Davidson motorcycles that remained in dealer inventory at the end of 2016.
The Company's U.S. market share of 601+cc motorcycles for the first quarter of 2017 was 51.3%, up 0.4 percentage points compared to the same period last year (Source: Motorcycle Industry Council) in spite of a competitor's unexpected discontinuation and liquidation of a competitive line of motorcycles. Although the liquidation benefited industry performance, the industry was down 5.9% in the first quarter of 2017. The Company believes sales of new motorcycles in the U.S. motorcycle industry continue to be adversely affected by lower used motorcycle prices and weakness in the oil-dependent areas, and it continues to expect the industry will remain soft for the full year. However, year-over-year comparisons are expected to ease beginning in the second quarter of 2017 given that the initial industry declines started in the second quarter of 2016.(1)

Retail sales in the first quarter of 2017 in EMEA were down 0.4% compared to the first quarter of 2016. The year-over-year comparison of retail sales results in EMEA was impacted by strong prior-year sales which were up 8.8% in the first quarter of 2016. The Company believes the underlying demand for its motorcycles remains healthy, especially for its S Model motorcycles and its new Milwaukee-EightTM powered motorcycles. During the first quarter of 2017, the Company's market share of 601+cc motorcycles in Europe was 9.1%, down 1.2 percentage points compared to the same period last year (Source: Association des Constructeurs Europeens de Motocycles).
In the Asia Pacific region, retail sales decreased 9.3% in the first quarter of 2017 compared to the same period last year. Sales were adversely impacted by softness in Japan and the Company's emerging markets, including India. In India, the Company believes retail sales of Harley-Davidson motorcycles continue to be negatively impacted by India's currency demonetization which occurred in the fourth quarter of 2016. The Company believes retail sales of Harley-Davidson motorcycles in Japan were lower as a result of lower overall industry sales. The Company expects that retail sales of Harley-Davidson motorcycles in the Asia Pacific region will return to growth in the second half of 2017, largely behind expanded distribution, the recent introduction of the new Street RodTM and increased marketing spending for the remainder of 2017.(1)
Latin America retail sales in the first three months of 2017 were up 24.2% compared to the first three months of 2016 driven by strength in Brazil. This compares to a decline of 26.5% in 2016 which was adversely impacted by price increases in Brazil.
Retail sales in Canada were down 4.4% in the first quarter of 2017 compared to year-ago growth of 16.3%.
The Company believes it can continue to support international growth opportunities by expanding its dealer network. In the first quarter of 2017, the Company added seven new international dealerships, and it plans to add a total of 150 to 200 from 2016 through 2020.(1)

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Three months ended
	March 31, 2017	March 31, 2016	(Decrease)Increase	% Change
United States(b)	64,250	68,305	(4,055)	(5.9)%
Europe(c)	100,533	95,480	5,053	5.3%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	March 26, 2017		March 27, 2016		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
United States	45,784	64.6%	57,635	69.4%	(11,851)	(20.6)%
International	25,047	35.4%	25,401	30.6%	(354)	(1.4)
Harley-Davidson motorcycle units	70,831	100.0%	83,036	100.0%	(12,205)	(14.7)%
Touring motorcycle units	29,068	41.0%	38,497	46.4%	(9,429)	(24.5)%
Cruiser motorcycle units	25,154	35.5%	26,929	32.4%	(1,775)	(6.6)
Sportster® / Street motorcycle units	16,609	23.5%	17,610	21.2%	(1,001)	(5.7)
Harley-Davidson motorcycle units	70,831	100.0%	83,036	100.0%	(12,205)	(14.7)%

The Company's decision to limit availability of its model-year 2017 motorcycles in the first quarter of 2017 had an adverse impact on shipment volumes and resulted in a lower mix of Touring motorcycles as compared to the same quarter last year. However, this action allowed U.S. dealers to focus on selling model-year 2016 inventory, resulting in an improved inventory mix compared to the beginning of the first quarter, and lower overall inventory compared to the first quarter of last year, ahead of the spring selling season.
U.S. dealer inventory of Harley-Davidson motorcycles at the end of the first quarter of 2017 was lower by approximately 8,200 motorcycles compared to the first quarter of the prior year. The Company expects U.S. dealer inventory of Harley-Davidson motorcycles to be lower at the end of the second quarter of 2017 compared to the second quarter of 2016.(1) The Company also continues to expect 2017 year-end U.S. dealer inventory to be essentially flat to year-end 2016 as the Company remains committed to aggressively managing supply in line with demand.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016	Decrease	% Change
Revenue:
Motorcycles	$1,099,702	$1,317,578	$(217,876)	(16.5)%
Parts & Accessories	169,025	183,705	(14,680)	(8.0)
General Merchandise	55,836	70,618	(14,782)	(20.9)
Other	4,148	4,709	(561)	(11.9)
Total revenue	1,328,711	1,576,610	(247,899)	(15.7)
Cost of goods sold	851,226	986,330	(135,104)	(13.7)
Gross profit	477,485	590,280	(112,795)	(19.1)
Selling & administrative expense	200,382	215,712	(15,330)	(7.1)
Engineering expense	38,261	42,111	(3,850)	(9.1)
Operating expense	238,643	257,823	(19,180)	(7.4)
Operating income from Motorcycles	$238,842	$332,457	$(93,615)	(28.2)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2016 to the first quarter of 2017 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 27, 2016	$1,576.6	$986.3	$590.3
Volume	(233.1)	(140.2)	(92.9)
Price, net of related costs	26.9	14.3	12.6
Foreign currency exchange rates and hedging	(1.2)	(7.8)	6.6
Shipment mix	(40.5)	(14.1)	(26.4)
Raw material prices	—	2.4	(2.4)
Manufacturing and other costs	—	10.3	(10.3)
Total	(247.9)	(135.1)	(112.8)
Three months ended March 26, 2017	$1,328.7	$851.2	$477.5
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2016 to the first quarter of 2017:

•	Volume decreases in 2017 were driven by the decrease in wholesale motorcycle shipments as well as decreases in sales of parts & accessories and general merchandise.

•
On average, wholesale prices for the Company’s model-year 2017 motorcycles are higher than the prior model-year resulting in the favorable impact on revenue during the period. The impact of revenue favorability resulting from model-year price increases on gross profit was partially offset by increases in costs related to the additional content added to the model-year 2017 motorcycles.

•	Gross profit was positively impacted by foreign currency driven by a favorable remeasurement of foreign-denominated balance sheet accounts at the end of the quarter.

•	Shipment mix changes negatively impacted gross profit primarily due to a reduced mix of touring motorcycles following the Company's decision to reduce shipments of its model-year 2017 motorcycles.

•	Raw material prices were higher in the first quarter of 2017 relative to the first quarter of 2016.

•	Manufacturing costs in the first quarter of 2017 were negatively impacted by lower fixed cost absorption and higher depreciation, partially offset by favorable productivity.
The net decrease in operating expense was primarily due to the timing of marketing and engineering spending compared to prior year. The Company continues to expect full-year selling, administrative and engineering expense to be approximately in line with 2016.(1)

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016	(Decrease) Increase	% Change
Interest income	$150,728	$152,526	$(1,798)	(1.2)%
Other income	21,919	20,832	1,087	5.2
Securitization and servicing income	574	—	574	—
Financial Services revenue	173,221	173,358	(137)	(0.1)
Interest expense	43,289	45,919	(2,630)	(5.7)
Provision for credit losses	43,589	37,123	6,466	17.4
Operating expenses	33,707	33,945	(238)	(0.7)
Financial Services expense	120,585	116,987	3,598	3.1
Operating income from Financial Services	$52,636	$56,371	$(3,735)	(6.6)%
Interest income for the first quarter of 2017 decreased due to lower average wholesale receivables and a lower yield in the wholesale portfolio. Other income was slightly favorable primarily on increased insurance commission revenue.
Interest expense for the first quarter of 2017 decreased due to lower average outstanding debt and a favorable cost of funds.
The total provision for retail and wholesale credit losses increased $6.5 million in the first quarter of 2017. The retail motorcycle provision increased $6.6 million driven by higher credit losses and a related increase in the retail reserve rate. Credit losses were higher as a result of unfavorable performance across the retail portfolio.
Annualized credit losses for the Company's retail motorcycle loans were 2.31% through March 26, 2017 compared to 1.98% through March 27, 2016. The 30-day delinquency rate for on-balance sheet retail motorcycle loans at March 26, 2017 was 3.17% compared to 2.88% at March 27, 2016.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016
Balance, beginning of period	$173,343	$147,178
Provision for credit losses	43,589	37,123
Charge-offs, net of recoveries	(32,902)	(28,117)
Balance, end of period	$184,030	$156,184

Other Matters

Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as of March 26, 2017 to reflect the new projected principal and interest payments for the remainder of 2017 and beyond as follows (in thousands):

	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments on debt	$1,586,756	$2,900,081	$1,733,160	$774,462	$6,994,459
Interest payments on debt	132,825	236,755	95,704	396,087	861,371
	$1,719,581	$3,136,836	$1,828,864	$1,170,549	$7,855,830
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at March 26, 2017 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations and senior unsecured notes are shown gross of debt issuance costs. Refer to Note 9 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of March 26, 2017, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in discussions with the EPA. Since that time, the EPA delivered various additional requests for information to which the Company responded. More recently, in August 2016, the Company entered into a consent decree with the EPA regarding these issues (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, fund a three-year emissions mitigation project, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. The Company anticipates the EPA will move the court to finalize the Settlement in the coming months. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet, and a gain of $9.3 million was recognized in Financial Services Revenue. For more information see Note 10.
Liquidity and Capital Resources as of March 26, 2017(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and asset-backed securitizations.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and marketable securities and availability under credit facilities (in thousands):

March 26, 2017
Cash and cash equivalents	$839,700
Current marketable securities	5,004
Total cash and cash equivalents and marketable securities	844,704

Credit facilities	511,643
Asset-backed U.S. commercial paper conduit facilities(a)	613,795
Asset-backed Canadian commercial paper conduit facility(b)	39,097
Total availability under credit facilities	1,164,535
Total	$2,009,239

(a)	The U.S. commercial paper conduit facilities expire on December 13, 2017. The Company anticipates that it will renew these facilities prior to expiration.

(b)	The Canadian commercial paper conduit facility expires on June 30, 2017 and is limited to Canadian denominated borrowings. The Company anticipates that it will renew this facility prior to expiration.
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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016
Net cash provided by operating activities	$159,939	$41,131
Net cash used by investing activities	(87,453)	(82,703)
Net cash provided by financing activities	11	10,295
Effect of exchange rate changes on cash and cash equivalents	7,219	3,081
Net increase (decrease) in cash and cash equivalents	$79,716	$(28,196)
Operating Activities
The increase in cash provided by operating activities for the first quarter of 2017 compared to the first quarter of 2016 was driven by an increase in cash flows related to wholesale financing, partially offset by lower net income. During the first quarter of 2017 and 2016, the Company made a $25.0 million voluntary contribution to its qualified pension plan; the Company expects that no additional contributions will be required in 2017.(1) The Company also expects it will continue to make ongoing payments related to benefits under the SERPA and postretirement healthcare plans.(1)
Investing Activities
The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables. Capital expenditures were $24.0 million in the first quarter of 2017 compared to $39.0 million in the same period last year. Net cash outflows for finance receivables for the first quarter of 2017 were $19.8 million higher than in the same period last year due primarily to an increase in retail motorcycle loan originations during the first three months of 2017.

Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $79.8 million in the first quarter of 2017 compared to $150.4 million in the same period last year. Share repurchases during the first three months of 2017 included 1.4 million shares of common stock related to discretionary share repurchases as well as shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of March 26, 2017, there were 18.0 million shares remaining on board-approved share repurchase authorizations.
The Company paid dividends of $0.365 and $0.350 per share totaling $64.6 million and $64.5 million during the first three months of 2017 and 2016, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $160.2 million in the first three months of 2017 compared to net cash inflows of $229.0 million in the first three months of 2016. The Company’s total outstanding debt consisted of the following (in thousands):

	March 26, 2017	March 27, 2016
Global credit facilities	$—	$101
Unsecured commercial paper	953,357	869,972
Asset-backed Canadian commercial paper conduit facility	141,013	153,311
Asset-backed U.S. commercial paper conduit facilities	286,205	—
Medium-term notes, net	4,163,797	4,061,832
Senior unsecured notes, net	741,469	740,821
Asset-backed securitization debt, net	685,374	1,286,729
Total debt	$6,971,215	$7,112,766
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of March 26, 2017 were as follows:

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.44 billion as of March 26, 2017 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at March 26, 2017 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	1.55%	November 2014	November 2017
$877,488	6.80%	May 2008	June 2018
$600,000	2.25%	January 2016	January 2019
$150,000	Floating-rate(a)	March 2017	March 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021

(a)	Floating interest rate based on LIBOR plus 35 bps.
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $13.7 million and $16.9 million at March 26, 2017 and March 27, 2016, respectively. During the first quarter of 2017 and 2016, $400.0 million of 2.70% and $450.0 million of 3.88% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$240.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 26, 2017, the Canadian Conduit has an expiration date of June 30, 2017.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2017		2016
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,300	$5,500	$6,600	$5,800
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – On December 14, 2016, the Company entered into a new revolving facility agreement with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total commitment of up to $300.0 million. Also on that date, the Company renewed its existing $600.0 million revolving facility agreement, which had expired on December 14, 2016 with the same third party bank-sponsored asset-backed U.S. commercial paper conduit. In January 2017, the Company transferred $333.4 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million of debt under the U.S. Conduit Facilities. The contractual maturity of the debt is approximately 5 years. The VIE had no borrowings outstanding under the U.S. Conduit at December 31, 2016 or March 27, 2016.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 26, 2017, the U.S. Conduit Facilities have an expiration date of December 13, 2017.
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
There were no on or off-balance sheet term asset-backed securitization transactions during the first quarter of 2017 or 2016.
Intercompany Borrowing – HDFS and the Company have had in effect term loan agreements under which HDFS borrowed from the Company. As of March 26, 2017, and March 27, 2016, there were no intercompany loans outstanding.
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
At March 26, 2017, HDFS and the Company remained in compliance with all of the then existing covenants.
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
Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information concerning the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended March 26, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly report on Form 10-Q in Note 15 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended March 26, 2017:

2017 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 29	1,136	$59	1,136	19,272,516
January 30 to February 26	900,348	$57	900,348	18,527,379
February 27 to March 26	494,124	$58	494,124	18,034,516
Total	1,395,608	$57	1,395,608

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company repurchased 1.2 million shares on a discretionary basis during the quarter ended March 26, 2017 under this authorization. As of March 26, 2017, 18.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2017, the Company acquired 157,608 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 6 – Exhibits
Refer to the Exhibit Index on page 56 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 4, 2017	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: May 4, 2017	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017

10.2*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017

10.3*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017

10.4*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended March 26, 2017, filed on May 4, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.