Form 10-Q
period 2017-06-25
HARLEY DAVIDSON INC
filed 2017-08-03
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at July 28, 2017: 170,594,597 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 25, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenue:
Motorcycles and Related Products	$1,577,135	$1,670,113	$2,905,846	$3,246,723
Financial Services	188,034	190,964	361,255	364,322
Total revenue	1,765,169	1,861,077	3,267,101	3,611,045
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,001,512	1,062,555	1,852,738	2,048,885
Financial Services interest expense	44,408	42,895	87,697	88,814
Financial Services provision for credit losses	26,217	23,461	69,806	60,584
Selling, administrative and engineering expense	291,450	319,844	563,800	611,612
Total costs and expenses	1,363,587	1,448,755	2,574,041	2,809,895
Operating income	401,582	412,322	693,060	801,150
Investment income	577	688	1,456	1,454
Interest expense	7,726	7,094	15,399	14,262
Income before provision for income taxes	394,433	405,916	679,117	788,342
Provision for income taxes	135,566	125,485	233,881	257,422
Net income	$258,867	$280,431	$445,236	$530,920
Earnings per common share:
Basic	$1.48	$1.55	$2.54	$2.92
Diluted	$1.48	$1.55	$2.53	$2.91
Cash dividends per common share	$0.365	$0.350	$0.730	$0.700
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income	$258,867	$280,431	$445,236	$530,920
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,637	2,628	25,194	15,321
Derivative financial instruments	(10,412)	3,009	(19,464)	(5,343)
Marketable securities	1,204	(32)	1,194	(77)
Pension and postretirement benefit plans	7,256	7,572	14,512	15,143
Total other comprehensive income, net of tax	7,685	13,177	21,436	25,044
Comprehensive income	$266,552	$293,608	$466,672	$555,964
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 25, 2017	December 31, 2016	June 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$988,476	$759,984	$864,670
Marketable securities	—	5,519	5,070
Accounts receivable, net	330,933	285,106	311,956
Finance receivables, net	2,338,533	2,076,261	2,457,974
Inventories	372,012	499,917	371,196
Restricted cash	63,225	52,574	78,078
Deferred income taxes	—	—	116,214
Other current assets	151,423	174,491	153,866
Total current assets	4,244,602	3,853,852	4,359,024
Finance receivables, net	4,994,002	4,759,197	4,824,071
Property, plant and equipment, net	946,326	981,593	951,309
Goodwill	54,630	53,391	54,542
Deferred income taxes	170,358	167,729	83,047
Other long-term assets	77,853	74,478	76,447
	$10,487,771	$9,890,240	$10,348,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327,346	$235,318	$273,696
Accrued liabilities	533,412	486,652	485,811
Short-term debt	928,445	1,055,708	1,020,487
Current portion of long-term debt, net	1,565,558	1,084,884	732,773
Total current liabilities	3,354,761	2,862,562	2,512,767
Long-term debt, net	4,678,350	4,666,975	5,308,063
Pension liability	51,797	84,442	129,465
Postretirement healthcare liability	166,023	173,267	188,846
Other long-term liabilities	190,673	182,836	188,292
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,813	1,806	3,453
Additional paid-in-capital	1,404,428	1,381,862	1,349,755
Retained earnings	1,654,457	1,337,673	9,365,105
Accumulated other comprehensive loss	(543,945)	(565,381)	(590,161)
Treasury stock, at cost	(470,586)	(235,802)	(8,107,145)
Total shareholders’ equity	2,046,167	1,920,158	2,021,007
	$10,487,771	$9,890,240	$10,348,440

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 25, 2017	December 31, 2016	June 26, 2016
Balances held by consolidated variable interest entities (Note 10)
Current finance receivables, net	$217,348	$225,289	$258,870
Other assets	$2,170	$2,781	$3,047
Non-current finance receivables, net	$653,683	$643,047	$884,226
Restricted cash - current and non-current	$62,973	$57,057	$79,475
Current portion of long-term debt, net	$241,754	$241,396	$288,786
Long-term debt, net	$559,379	$554,879	$786,145
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 25, 2017	June 26, 2016
Net cash provided by operating activities (Note 3)	$627,068	$456,290
Cash flows from investing activities:
Capital expenditures	(69,816)	(107,531)
Origination of finance receivables	(1,977,839)	(1,991,384)
Collections on finance receivables	1,647,799	1,630,213
Proceeds from finance receivables sold	—	312,571
Sales and redemptions of marketable securities	6,916	40,000
Other	115	166
Net cash used by investing activities	(392,825)	(115,965)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	893,668	1,193,396
Repayments of medium-term notes	(400,000)	(450,000)
Repayments of securitization debt	(275,659)	(385,837)
Borrowings of asset-backed commercial paper	341,625	33,428
Repayments of asset-backed commercial paper	(77,732)	(34,989)
Net decrease in credit facilities and unsecured commercial paper	(128,787)	(181,259)
Net change in restricted cash	(7,248)	17,992
Dividends paid	(128,452)	(127,800)
Purchase of common stock for treasury	(243,055)	(269,411)
Excess tax benefits from share-based payments	—	331
Issuance of common stock under employee stock option plans	7,432	2,367
Net cash used by financing activities	(18,208)	(201,782)
Effect of exchange rate changes on cash and cash equivalents	12,457	3,918
Net increase in cash and cash equivalents	$228,492	$142,461
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$759,984	$722,209
Net increase in cash and cash equivalents	228,492	142,461
Cash and cash equivalents—end of period	$988,476	$864,670
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of June 25, 2017 and June 26, 2016, the consolidated statements of income for the three and six month periods then ended, the consolidated statements of comprehensive income for the three and six month periods then ended and the consolidated statements of cash flows for the six month periods then ended.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and interim periods therein. The guidance may be adopted using either a full retrospective or modified retrospective approach. The Company expects to adopt the new revenue recognition guidance using the modified retrospective method. The Company's efforts to evaluate the impact of the standard and to prepare for its adoption on January 1, 2018 are well underway. Based on the work completed to date (which includes the review of significant revenue sources), the Company expects the recognition of revenue for sales of motorcycles, parts and accessories and general merchandise products under the new revenue recognition guidance will occur at a point in time, which is consistent with current practice. Interest income, which makes up the vast majority of revenue in the Financial Services segment, is not within the scope of the new standard. The Company is also assessing its process for accumulating the required information for enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from its contracts with customers.
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments and modifying overall presentation and disclosure requirements. The Company is required to adopt ASU 2016-01 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a prospective basis. The Company is currently evaluating the impact of adoption of ASU 2016-01.
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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company is required to adopt ASU 2016-18 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. Subsequent to the adoption of ASU 2016-18, the change in restricted cash would be excluded from the change in cash flows from financing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows.

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
3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	June 25, 2017	December 31, 2016	June 26, 2016
Available-for-sale securities: corporate bonds	$—	$5,519	$5,070
Trading securities: mutual funds	44,156	38,119	37,651
Total marketable securities	$44,156	$43,638	$42,721
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first half of 2017 and 2016, unrealized losses were not material. There were no available-for-sale securities outstanding at June 25, 2017.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	June 25, 2017	December 31, 2016	June 26, 2016
Components at the lower of FIFO cost or net realizable value
Raw materials and work in process	$117,199	$140,639	$134,702
Motorcycle finished goods	186,244	285,281	152,035
Parts and accessories and general merchandise	116,836	122,264	133,727
Inventory at lower of FIFO cost or net realizable value	420,279	548,184	420,464
Excess of FIFO over LIFO cost	(48,267)	(48,267)	(49,268)
Total inventories, net	$372,012	$499,917	$371,196
Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	June 25, 2017	June 26, 2016
Cash flows from operating activities:
Net income	$445,236	$530,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	107,578	100,956
Amortization of deferred loan origination costs	40,771	43,555
Amortization of financing origination fees	4,079	5,146
Provision for long-term employee benefits	14,950	19,005
Employee benefit plan contributions and payments	(37,307)	(35,189)
Stock compensation expense	17,497	15,797
Net change in wholesale finance receivables related to sales	(271,927)	(442,254)
Provision for credit losses	69,806	60,584
Gain on off-balance sheet asset-backed securitization	—	(9,269)
Deferred income taxes	178	(3,548)
Other, net	(4,163)	(20,508)
Changes in current assets and liabilities:
Accounts receivable, net	(28,239)	(55,109)
Finance receivables - accrued interest and other	2,067	(125)
Inventories	138,942	225,586
Accounts payable and accrued liabilities	133,120	53,790
Derivative instruments	3,114	(1,474)
Other	(8,634)	(31,573)
Total adjustments	181,832	(74,630)
Net cash provided by operating activities	$627,068	$456,290

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
Finance receivables, net, consisted of the following (in thousands):

	June 25, 2017	December 31, 2016	June 26, 2016
Retail	$6,267,211	$5,982,211	$6,020,750
Wholesale	1,258,852	1,026,590	1,422,648
Total finance receivables	7,526,063	7,008,801	7,443,398
Allowance for credit losses	(193,528)	(173,343)	(161,353)
Finance receivables, net	$7,332,535	$6,835,458	$7,282,045
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 25, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$176,068	$7,962	$184,030
Provision for credit losses	26,550	(333)	26,217
Charge-offs	(30,374)	—	(30,374)
Recoveries	13,655	—	13,655
Balance, end of period	$185,899	$7,629	$193,528

	Three months ended June 26, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$146,727	$9,457	$156,184
Provision for credit losses	24,563	(1,102)	23,461
Charge-offs	(26,460)	—	(26,460)
Recoveries	11,459	—	11,459
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$152,998	$8,355	$161,353

	Six months ended June 25, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	68,710	1,096	69,806
Charge-offs	(76,298)	—	(76,298)
Recoveries	26,677	—	26,677
Balance, end of period	$185,899	$7,629	$193,528

	Six months ended June 26, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	60,087	497	60,584
Charge-offs	(66,104)	—	(66,104)
Recoveries	22,986	—	22,986
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$152,998	$8,355	$161,353

(a)	Related to the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 10 for additional information).
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	June 25, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	185,899	7,629	193,528
Total allowance for credit losses	$185,899	$7,629	$193,528
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,267,211	1,258,852	7,526,063
Total finance receivables	$6,267,211	$1,258,852	$7,526,063

	December 31, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	166,810	6,533	173,343
Total allowance for credit losses	$166,810	$6,533	$173,343
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,982,211	1,026,590	7,008,801
Total finance receivables	$5,982,211	$1,026,590	$7,008,801

	June 26, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	152,998	8,355	161,353
Total allowance for credit losses	$152,998	$8,355	$161,353
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,020,750	1,422,648	7,443,398
Total finance receivables	$6,020,750	$1,422,648	$7,443,398
There were no wholesale finance receivables at June 25, 2017, December 31, 2016, or June 26, 2016 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of June 25, 2017, December 31, 2016 and June 26, 2016, all retail finance receivables were accounted for as interest-earning receivables, of which $25.1 million, $40.4 million and $21.9 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at June 25, 2017, December 31, 2016 or June 26, 2016. At June 25, 2017, December 31, 2016 and June 26, 2016, $1.1 million, $0.3 million, and $0.2 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	June 25, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,086,592	$118,616	$36,914	$25,089	$180,619	$6,267,211
Wholesale	1,257,301	281	142	1,128	1,551	1,258,852
Total	$7,343,893	$118,897	$37,056	$26,217	$182,170	$7,526,063

	December 31, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,760,818	$131,302	$49,642	$40,449	$221,393	$5,982,211
Wholesale	1,024,995	1,000	319	276	1,595	1,026,590
Total	$6,785,813	$132,302	$49,961	$40,725	$222,988	$7,008,801

	June 26, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,852,659	$108,192	$37,961	$21,938	$168,091	$6,020,750
Wholesale	1,421,846	457	153	192	802	1,422,648
Total	$7,274,505	$108,649	$38,114	$22,130	$168,893	$7,443,398
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	June 25, 2017	December 31, 2016	June 26, 2016
Prime	$5,034,187	$4,768,420	$4,756,479
Sub-prime	1,233,024	1,213,791	1,264,271
Total	$6,267,211	$5,982,211	$6,020,750

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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	June 25, 2017	December 31, 2016	June 26, 2016
Doubtful	$5,203	$1,333	$—
Substandard	10,458	1,773	19,637
Special Mention	4,953	30,152	4,334
Medium Risk	8,115	14,620	6,350
Low Risk	1,230,123	978,712	1,392,327
Total	$1,258,852	$1,026,590	$1,422,648
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 25, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$625,485	$375,550	$249,935	$—
Marketable securities	44,156	44,156	—	—
Derivatives	458	—	458	—
Total	$670,099	$419,706	$250,393	$—
Liabilities:
Derivatives	$4,865	$—	$4,865	$—

	December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$531,519	$426,266	$105,253	$—
Marketable securities	43,638	38,119	5,519	—
Derivatives	29,034	—	29,034	—
Total	$604,191	$464,385	$139,806	$—
Liabilities:
Derivatives	$142	$—	$142	$—

	June 26, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$549,426	$392,800	$156,626	$—
Marketable securities	42,721	37,651	5,070	—
Derivatives	9,528	—	9,528	—
Total	$601,675	$430,451	$171,224	$—
Liabilities:
Derivatives	$1,605	$—	$1,605	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $17.9 million, $19.3 million and $15.3 million at June 25, 2017, December 31, 2016 and June 26, 2016, respectively, for which the fair value adjustment was $2.7 million, $9.3 million and $3.6 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

6. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, finance receivables, net, debt, foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 7).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	June 25, 2017		December 31, 2016		June 26, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$988,476	$988,476	$759,984	$759,984	$864,670	$864,670
Marketable securities	$44,156	$44,156	$43,638	$43,638	$42,721	$42,721
Derivatives	$458	$458	$29,034	$29,034	$9,528	$9,528
Finance receivables, net	$7,401,974	$7,332,535	$6,921,037	$6,835,458	$7,369,410	$7,282,045
Restricted cash	$74,395	$74,395	$67,147	$67,147	$92,650	$92,650
Liabilities:
Derivatives	$4,865	$4,865	$142	$142	$1,605	$1,605
Unsecured commercial paper	$928,445	$928,445	$1,055,708	$1,055,708	$1,020,487	$1,020,487
Asset-backed U.S. commercial paper conduit facilities	$279,833	$279,833	$—	$—	$—	$—
Asset-backed Canadian commercial paper conduit facility	$138,739	$138,739	$149,338	$149,338	$161,626	$161,626
Medium-term notes	$4,623,146	$4,562,403	$4,139,462	$4,064,940	$4,239,390	$4,063,297
Senior unsecured notes	$773,084	$741,633	$744,552	$741,306	$808,227	$740,982
Asset-backed securitization debt	$521,956	$521,300	$797,688	$796,275	$1,080,416	$1,074,931
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
During the second quarter of 2017, the Company entered into a treasury rate lock to fix the interest rate on a portion of the principal related to its anticipated issuance of medium-term notes during the second quarter of 2017. The treasury rate lock contract was settled in June 2017. The loss at settlement was recorded in accumulated other comprehensive loss and will be reclassified into earnings over the life of the debt.
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

The following tables summarize the fair value of the Company’s derivative financial instruments (in thousands):

	June 25, 2017			December 31, 2016			June 26, 2016
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$544,601	$409	$4,622	$554,551	$28,528	$142	$542,788	$9,423	$1,358
Commodity contracts(c)	1,102	—	75	992	177	—	861	88	—
Total	$545,703	$409	$4,697	$555,543	$28,705	$142	$543,649	$9,511	$1,358

	June 25, 2017			December 31, 2016			June 26, 2016
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$4,336	$49	$168	$5,025	$329	$—	$4,298	$17	$247
Total	$4,336	$49	$168	$5,025	$329	$—	$4,298	$17	$247

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Six months ended
Cash Flow Hedges	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Foreign currency contracts	$(11,851)	$8,017	$(23,648)	$(4,507)
Commodity contracts	(80)	119	(186)	(73)
Treasury rate locks	(719)	—	(719)	—
Total	$(12,650)	$8,136	$(24,553)	$(4,580)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Expected to be Reclassified
Cash Flow Hedges	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016	Over the Next Twelve Months
Foreign currency contracts(a)	$3,957	$3,551	$6,473	$4,407	$(3,538)
Commodity contracts(a)	17	(104)	65	(319)	(75)
Treasury rate locks(b)	(99)	(90)	(189)	(181)	(506)
Total	$3,875	$3,357	$6,349	$3,907	$(4,119)

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense
For the three and six months ended June 25, 2017 and June 26, 2016, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Six months ended
Derivatives Not Designated As Hedges	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Commodity contracts(a)	$(193)	$67	$(173)	$(224)
Total	$(193)	$67	$(173)	$(224)

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
8. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended June 25, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(52,575)	$(1,204)	$3,472	$(501,323)	$(551,630)
Other comprehensive income (loss) before reclassifications	9,447	1,912	(12,650)	—	(1,291)
Income tax expense (benefit)	190	(708)	4,678	—	4,160
Net other comprehensive income (loss) before reclassifications	9,637	1,204	(7,972)	—	2,869
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(3,957)	—	(3,957)
Realized (gains) losses - commodities contracts(a)	—	—	(17)	—	(17)
Realized (gains) losses - treasury rate lock(b)	—	—	99	—	99
Prior service credits(c)	—	—	—	(289)	(289)
Actuarial losses(c)	—	—	—	11,813	11,813
Total reclassifications before tax	—	—	(3,875)	11,524	7,649
Income tax expense (benefit)	—	—	1,435	(4,268)	(2,833)
Net reclassifications	—	—	(2,440)	7,256	4,816
Other comprehensive income (loss)	9,637	1,204	(10,412)	7,256	7,685
Balance, end of period	$(42,938)	$—	$(6,940)	$(494,067)	$(543,945)

	Three months ended June 26, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(46,151)	$(1,139)	$(2,466)	$(553,582)	$(603,338)
Other comprehensive income (loss) before reclassifications	2,516	(51)	8,136	—	10,601
Income tax expense (benefit)	112	19	(3,014)	—	(2,883)
Net other comprehensive income (loss) before reclassifications	2,628	(32)	5,122	—	7,718
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(3,551)	—	(3,551)
Realized (gains) losses - commodities contracts(a)	—	—	104	—	104
Realized (gains) losses - treasury rate lock(b)	—	—	90	—	90
Prior service credits(c)	—	—	—	(446)	(446)
Actuarial losses(c)	—	—	—	12,472	12,472
Total reclassifications before tax	—	—	(3,357)	12,026	8,669
Income tax expense (benefit)	—	—	1,244	(4,454)	(3,210)
Net reclassifications	—	—	(2,113)	7,572	5,459
Other comprehensive income (loss)	2,628	(32)	3,009	7,572	13,177
Balance, end of period	$(43,523)	$(1,171)	$543	$(546,010)	$(590,161)

	Six months ended June 25, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss) before reclassifications	25,080	1,896	(24,553)	—	2,423
Income tax expense (benefit)	114	(702)	9,087	—	8,499
Net other comprehensive income (loss) before reclassifications	25,194	1,194	(15,466)	—	10,922
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(6,473)	—	(6,473)
Realized (gains) losses - commodities contracts(a)	—	—	(65)	—	(65)
Realized (gains) losses - treasury rate lock(b)	—	—	189	—	189
Prior service credits(c)	—	—	—	(578)	(578)
Actuarial losses(c)	—	—	—	23,626	23,626
Total reclassifications before tax	—	—	(6,349)	23,048	16,699
Income tax expense (benefit)	—	—	2,351	(8,536)	(6,185)
Net reclassifications	—	—	(3,998)	14,512	10,514
Other comprehensive income (loss)	25,194	1,194	(19,464)	14,512	21,436
Balance, end of period	$(42,938)	$—	$(6,940)	$(494,067)	$(543,945)

	Six months ended June 26, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive income (loss) before reclassifications	17,087	(122)	(4,580)	—	12,385
Income tax (benefit) expense	(1,766)	45	1,696	—	(25)
Net other comprehensive income (loss) before reclassifications	15,321	(77)	(2,884)	—	12,360
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(4,407)	—	(4,407)
Realized (gains) losses - commodities contracts(a)	—	—	319	—	319
Realized (gains) losses - treasury rate lock(b)	—	—	181	—	181
Prior service credits(c)	—	—	—	(892)	(892)
Actuarial losses(c)	—	—	—	24,944	24,944
Total reclassifications before tax	—	—	(3,907)	24,052	20,145
Income tax expense (benefit)	—	—	1,448	(8,909)	(7,461)
Net reclassifications	—	—	(2,459)	15,143	12,684
Other comprehensive income (loss)	15,321	(77)	(5,343)	15,143	25,044
Balance, end of period	$(43,523)	$(1,171)	$543	$(546,010)	$(590,161)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified to net income are included in interest expense.

(c)	Amounts reclassified are included in the computation of net periodic benefit cost. See Note 13 for information related to pension and postretirement benefit plans.
9. Debt
Debt with a contractual term of one year or less is generally classified as short-term debt and consisted of the following (in thousands):

	June 25, 2017	December 31, 2016	June 26, 2016
Unsecured commercial paper	$928,445	$1,055,708	$1,020,487
Total short-term debt	$928,445	$1,055,708	$1,020,487

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	June 25, 2017	December 31, 2016	June 26, 2016
Secured debt (Note 10)
Asset-backed Canadian commercial paper conduit facility	$138,739	$149,338	$161,626
Asset-backed U.S. commercial paper conduit facilities	279,833	—	—
Asset-backed securitization debt	522,095	797,755	1,077,317
Less: unamortized discount and debt issuance costs	(795)	(1,480)	(2,386)
Total secured debt	939,872	945,613	1,236,557

Unsecured notes
2.70% Medium-term notes due in 2017 par value, issued January 2012	—	400,000	400,000
1.55% Medium-term notes due in 2017 par value, issued November 2014	400,000	400,000	400,000
6.80% Medium-term notes due in 2018 par value, issued May 2008	877,488	877,488	878,708
2.25% Medium-term notes due in 2019 par value, issued January 2016	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2019 par value, issued March 2017	150,000	—	—
2.40% Medium-term notes due in 2019 par value, issued September 2014	600,000	600,000	600,000
2.15% Medium-term notes due in 2020 par value, issued February 2015	600,000	600,000	600,000
2.40% Medium-term notes due in 2020 par value, issued March 2017	350,000	—	—
2.85% Medium-term notes due in 2021 par value, issued January 2016	600,000	600,000	600,000
2.55% Medium-term notes due in 2022 par value, issued June 2017	400,000	—	—
3.50% Senior unsecured notes due in 2025 par value, issued July 2015	450,000	450,000	450,000
4.625% Senior unsecured notes due in 2045 par value, issued July 2015	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs	(23,452)	(21,242)	(24,429)
Gross long-term debt	6,243,908	5,751,859	6,040,836
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs	(1,565,558)	(1,084,884)	(732,773)
Total long-term debt	$4,678,350	$4,666,975	$5,308,063
10. Asset-Backed Financing
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPEs), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing. The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE.
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
In transactions where the Company is not the primary beneficiary of the VIE, the Company must determine whether it can achieve a sale for accounting purposes under ASC Topic 860, "Transfers and Servicing." To achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond the Company’s control. If the Company does not meet all of these criteria for sale accounting, then the transaction is accounted for as a secured borrowing and is referred to as an on-balance sheet asset-backed financing.
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
The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	June 25, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$599,754	$(18,291)	$47,980	$1,360	$630,803	$521,300
Asset-backed U.S. commercial paper conduit facilities	298,700	(9,132)	14,993	810	305,371	279,833
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	152,248	(2,911)	11,422	203	160,962	138,739
Total on-balance sheet assets and liabilities	$1,050,702	$(30,334)	$74,395	$2,373	$1,097,136	$939,872

	December 31, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$893,804	$(25,468)	$57,057	$2,452	$927,845	$796,275
Asset-backed U.S. commercial paper conduit facilities	—	—	—	329	329	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	165,719	(3,573)	10,090	426	172,662	149,338
Total on-balance sheet assets and liabilities	$1,059,523	$(29,041)	$67,147	$3,207	$1,100,836	$945,613

	June 26, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$1,173,527	$(30,431)	$79,475	$2,825	$1,225,396	$1,074,931
Asset-backed U.S. commercial paper conduit facilities	—	—	—	222	222	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	177,360	(3,620)	13,175	332	187,247	161,626
Total on-balance sheet assets and liabilities	$1,350,887	$(34,051)	$92,650	$3,379	$1,412,865	$1,236,557
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
There were no on-balance sheet asset-backed securitization transactions during the first half of 2017 or 2016.
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
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 25, 2017, the U.S. Conduit Facilities have an expiration date of December 13, 2017.

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
In January 2017 and April 2017, the Company transferred $333.4 million and $28.2 million, respectively, of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million and $24.0 million, respectively, of debt under the U.S. Conduit Facilities. The contractual maturity of the debt is approximately 5 years. The VIE had no borrowings outstanding under the U.S. Conduit Facilities at December 31, 2016 or June 26, 2016.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2016, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$240.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 25, 2017, the Canadian Conduit had an expiration date of June 30, 2017. The Canadian Conduit was renewed on June 30, 2017 with similar terms and a borrowing amount of up to C$220.0 million with an expiration date of June 30, 2018.

The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company doesn’t consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, doesn’t meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $22.2 million at June 25, 2017. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2017		2016
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,300	$5,500	$6,600	$5,800
Second quarter	14,200	12,400	31,400	27,500
	$20,500	$17,900	$38,000	$33,300
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the first half of 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At June 25, 2017, the assets of this off-balance sheet asset-backed securitization VIE were $187.8 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at June 25, 2017. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financing, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $1.1 million and $0.3 million during the six months ended June 25, 2017 and June 26, 2016, respectively.

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	June 25, 2017	December 31, 2016	June 26, 2016
On-balance sheet retail motorcycle finance receivables	$6,121,372	$5,839,467	$5,872,668
Off-balance sheet retail motorcycle finance receivables	187,769	236,706	292,176
Total serviced retail motorcycle finance receivables	$6,309,141	$6,076,173	$6,164,844
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	June 25, 2017	December 31, 2016	June 26, 2016
On-balance sheet retail motorcycle finance receivables	$180,619	$221,393	$168,091
Off-balance sheet retail motorcycle finance receivables	1,659	1,858	460
Total serviced retail motorcycle finance receivables	$182,278	$223,251	$168,551
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
On-balance sheet retail motorcycle finance receivables	$16,719	$15,001	$49,621	$43,118
Off-balance sheet retail motorcycle finance receivables	152	15	566	15
Total serviced retail motorcycle finance receivables	$16,871	$15,016	$50,187	$43,133

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
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Balance, beginning of period	$78,211	$74,836	$79,482	$74,217
Warranties issued during the period	18,084	20,202	34,836	38,214
Settlements made during the period	(21,200)	(22,679)	(40,533)	(40,842)
Recalls and changes to pre-existing warranty liabilities	5,586	10,121	6,896	10,891
Balance, end of period	$80,681	$82,480	$80,681	$82,480
The liability for recall campaigns was $7.9 million, $13.6 million and $14.3 million as of June 25, 2017, December 31, 2016 and June 26, 2016, respectively.

12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Numerator:
Net income used in computing basic and diluted earnings per share	$258,867	$280,431	$445,236	$530,920
Denominator:
Denominator for basic earnings per share - weighted-average common shares	174,409	180,587	175,178	181,976
Effect of dilutive securities - employee stock compensation plan	915	752	992	764
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	175,324	181,339	176,170	182,740
Earnings per common share:
Basic	$1.48	$1.55	$2.54	$2.92
Diluted	$1.48	$1.55	$2.53	$2.91
Outstanding options to purchase 0.6 million and 1.5 million shares of common stock for the three months ended June 25, 2017 and June 26, 2016, respectively, and 0.7 million and 1.7 million shares of common stock for the six months ended June 25, 2017 and June 26, 2016, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six month periods ended June 25, 2017 and June 26, 2016.

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

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Pension and SERPA Benefits
Service cost	$7,896	$8,359	$15,792	$16,718
Interest cost	21,269	22,707	42,538	45,414
Expected return on plan assets	(35,345)	(36,445)	(70,690)	(72,890)
Amortization of unrecognized:
Prior service cost	254	255	508	510
Net loss	10,998	11,588	21,996	23,176
Settlement loss	—	300	—	600
Net periodic benefit cost	$5,072	$6,764	$10,144	$13,528
Postretirement Healthcare Benefits
Service cost	$1,875	$1,870	$3,750	$3,740
Interest cost	3,412	3,704	6,824	7,408
Expected return on plan assets	(3,156)	(3,017)	(6,312)	(6,034)
Amortization of unrecognized:
Prior service credit	(543)	(701)	(1,086)	(1,402)
Net loss	815	884	1,630	1,768
Net periodic benefit cost	$2,403	$2,740	$4,806	$5,480
During the first half of 2017, the Company voluntarily contributed $25.0 million in cash to further fund its qualified pension plan. There are no required or planned contributions to the qualified pension plan for the remainder of 2017. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
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

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Motorcycles net revenue	$1,577,135	$1,670,113	$2,905,846	$3,246,723
Gross profit	575,623	607,558	1,053,108	1,197,838
Selling, administrative and engineering expense	255,976	284,809	494,619	542,632
Operating income from Motorcycles	319,647	322,749	558,489	655,206
Financial Services revenue	188,034	190,964	361,255	364,322
Financial Services expense	106,099	101,391	226,684	218,378
Operating income from Financial Services	81,935	89,573	134,571	145,944
Operating income	$401,582	$412,322	$693,060	$801,150

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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. Following the required public comment period, the Company anticipates the EPA will move the court to finalize the Settlement in the coming months. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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

National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures, and applies to model year 2008-2013 Touring and model year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.

16. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Three months ended June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,580,109	$—	$(2,974)	$1,577,135
Financial Services	—	188,712	(678)	188,034
Total revenue	1,580,109	188,712	(3,652)	1,765,169
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,001,512	—	—	1,001,512
Financial Services interest expense	—	44,408	—	44,408
Financial Services provision for credit losses	—	26,217	—	26,217
Selling, administrative and engineering expense	256,513	38,448	(3,511)	291,450
Total costs and expenses	1,258,025	109,073	(3,511)	1,363,587
Operating income	322,084	79,639	(141)	401,582
Investment income	577	—	—	577
Interest expense	7,726	—	—	7,726
Income before provision for income taxes	314,935	79,639	(141)	394,433
Provision for income taxes	106,035	29,531	—	135,566
Net income	$208,900	$50,108	$(141)	$258,867

	Six months ended June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$2,910,727	$—	$(4,881)	$2,905,846
Financial Services	—	362,269	(1,014)	361,255
Total revenue	2,910,727	362,269	(5,895)	3,267,101
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,852,738	—	—	1,852,738
Financial Services interest expense	—	87,697	—	87,697
Financial Services provision for credit losses	—	69,806	—	69,806
Selling, administrative and engineering expense	495,509	74,062	(5,771)	563,800
Total costs and expenses	2,348,247	231,565	(5,771)	2,574,041
Operating income	562,480	130,704	(124)	693,060
Investment income	107,456	—	(106,000)	1,456
Interest expense	15,399	—	—	15,399
Income before provision for income taxes	654,537	130,704	(106,124)	679,117
Provision for income taxes	185,192	48,689	—	233,881
Net income	$469,345	$82,015	$(106,124)	$445,236

	Three months ended June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,673,379	$—	$(3,266)	$1,670,113
Financial Services	—	191,935	(971)	190,964
Total revenue	1,673,379	191,935	(4,237)	1,861,077
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,062,555	—	—	1,062,555
Financial Services interest expense	—	42,895	—	42,895
Financial Services provision for credit losses	—	23,461	—	23,461
Selling, administrative and engineering expense	285,367	38,301	(3,824)	319,844
Total costs and expenses	1,347,922	104,657	(3,824)	1,448,755
Operating income	325,457	87,278	(413)	412,322
Investment income	43,688	—	(43,000)	688
Interest expense	7,094	—	—	7,094
Income before provision for income taxes	362,051	87,278	(43,413)	405,916
Provision for income taxes	93,788	31,697	—	125,485
Net income	$268,263	$55,581	$(43,413)	$280,431

	Six months ended June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,252,018	$—	$(5,295)	$3,246,723
Financial Services	—	365,456	(1,134)	364,322
Total revenue	3,252,018	365,456	(6,429)	3,611,045
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,048,885	—	—	2,048,885
Financial Services interest expense	—	88,814	—	88,814
Financial Services provision for credit losses	—	60,584	—	60,584
Selling, administrative and engineering expense	543,598	74,275	(6,261)	611,612
Total costs and expenses	2,592,483	223,673	(6,261)	2,809,895
Operating income	659,535	141,783	(168)	801,150
Investment income	184,454	—	(183,000)	1,454
Interest expense	14,262	—	—	14,262
Income before provision for income taxes	829,727	141,783	(183,168)	788,342
Provision for income taxes	204,361	53,061	—	257,422
Net income	$625,366	$88,722	$(183,168)	$530,920

	June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$586,892	$401,584	$—	$988,476
Accounts receivable, net	709,343	—	(378,410)	330,933
Finance receivables, net	—	2,338,533	—	2,338,533
Inventories	372,012	—	—	372,012
Restricted cash	—	63,225	—	63,225
Other current assets	108,162	43,261	—	151,423
Total current assets	1,776,409	2,846,603	(378,410)	4,244,602
Finance receivables, net	—	4,994,002	—	4,994,002
Property, plant and equipment, net	905,244	41,082	—	946,326
Goodwill	54,630	—	—	54,630
Deferred income taxes	100,949	71,108	(1,699)	170,358
Other long-term assets	139,742	22,740	(84,629)	77,853
	$2,976,974	$7,975,535	$(464,738)	$10,487,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,372	$407,384	$(378,410)	$327,346
Accrued liabilities	441,102	92,217	93	533,412
Short-term debt	—	928,445	—	928,445
Current portion of long-term debt, net	—	1,565,558	—	1,565,558
Total current liabilities	739,474	2,993,604	(378,317)	3,354,761
Long-term debt, net	741,633	3,936,717	—	4,678,350
Pension liability	51,797	—	—	51,797
Postretirement healthcare liability	166,023	—	—	166,023
Other long-term liabilities	155,086	32,714	2,873	190,673
Commitments and contingencies (Note 15)
Shareholders’ equity	1,122,961	1,012,500	(89,294)	2,046,167
	$2,976,974	$7,975,535	$(464,738)	$10,487,771

	December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$425,540	$334,444	$—	$759,984
Marketable securities	5,019	500	—	5,519
Accounts receivable, net	450,186	—	(165,080)	285,106
Finance receivables, net	—	2,076,261	—	2,076,261
Inventories	499,917	—	—	499,917
Restricted cash	—	52,574	—	52,574
Other current assets	127,606	46,934	(49)	174,491
Total current assets	1,508,268	2,510,713	(165,129)	3,853,852
Finance receivables, net	—	4,759,197	—	4,759,197
Property, plant and equipment, net	942,634	38,959	—	981,593
Goodwill	53,391	—	—	53,391
Deferred income taxes	103,487	66,152	(1,910)	167,729
Other long-term assets	132,835	24,769	(83,126)	74,478
	$2,740,615	$7,399,790	$(250,165)	$9,890,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,353	$181,045	$(165,080)	$235,318
Accrued liabilities	395,907	90,910	(165)	486,652
Short-term debt	—	1,055,708	—	1,055,708
Current portion of long-term debt, net	—	1,084,884	—	1,084,884
Total current liabilities	615,260	2,412,547	(165,245)	2,862,562
Long-term debt, net	741,306	3,925,669	—	4,666,975
Pension liability	84,442	—	—	84,442
Postretirement healthcare liability	173,267	—	—	173,267
Other long-term liabilities	150,391	29,697	2,748	182,836
Commitments and contingencies (Note 15)
Shareholders’ equity	975,949	1,031,877	(87,668)	1,920,158
	$2,740,615	$7,399,790	$(250,165)	$9,890,240

	June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$445,662	$419,008	$—	$864,670
Marketable securities	5,070	—	—	5,070
Accounts receivable, net	816,439	—	(504,483)	311,956
Finance receivables, net	—	2,457,974	—	2,457,974
Inventories	371,196	—	—	371,196
Restricted cash	—	78,078	—	78,078
Deferred income taxes	60,497	55,717	—	116,214
Other current assets	124,923	38,203	(9,260)	153,866
Total current assets	1,823,787	3,048,980	(513,743)	4,359,024
Finance receivables, net	—	4,824,071	—	4,824,071
Property, plant and equipment, net	916,388	34,921	—	951,309
Goodwill	54,542	—	—	54,542
Deferred income taxes	76,194	8,555	(1,702)	83,047
Other long-term assets	133,540	24,744	(81,837)	76,447
	$3,004,451	$7,941,271	$(597,282)	$10,348,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,380	$538,799	$(504,483)	$273,696
Accrued liabilities	397,645	97,150	(8,984)	485,811
Short-term debt	—	1,020,487	—	1,020,487
Current portion of long-term debt, net	—	732,773	—	732,773
Total current liabilities	637,025	2,389,209	(513,467)	2,512,767
Long-term debt, net	740,982	4,567,081	—	5,308,063
Pension liability	129,465	—	—	129,465
Postretirement healthcare liability	188,846	—	—	188,846
Other long-term liabilities	157,835	27,621	2,836	188,292
Commitments and contingencies (Note 15)
Shareholders’ equity	1,150,298	957,360	(86,651)	2,021,007
	$3,004,451	$7,941,271	$(597,282)	$10,348,440

	Six months ended June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$469,345	$82,015	$(106,124)	$445,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	104,157	3,421	—	107,578
Amortization of deferred loan origination costs	—	40,771	—	40,771
Amortization of financing origination fees	327	3,752	—	4,079
Provision for long-term employee benefits	14,950	—	—	14,950
Employee benefit plan contributions and payments	(37,307)	—	—	(37,307)
Stock compensation expense	15,995	1,502	—	17,497
Net change in wholesale finance receivables related to sales	—	—	(271,927)	(271,927)
Provision for credit losses	—	69,806	—	69,806
Deferred income taxes	4,975	(4,586)	(211)	178
Other, net	(6,422)	2,134	125	(4,163)
Changes in current assets and liabilities:
Accounts receivable, net	(241,569)	—	213,330	(28,239)
Finance receivables - accrued interest and other	—	2,067	—	2,067
Inventories	138,942	—	—	138,942
Accounts payable and accrued liabilities	112,916	228,247	(208,043)	133,120
Derivative instruments	3,106	8	—	3,114
Other	(8,683)	98	(49)	(8,634)
Total adjustments	101,387	347,220	(266,775)	181,832
Net cash provided by operating activities	570,732	429,235	(372,899)	627,068

	Six months ended June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(64,273)	(5,543)	—	(69,816)
Origination of finance receivables	—	(4,205,868)	2,228,029	(1,977,839)
Collections on finance receivables	—	3,608,929	(1,961,130)	1,647,799
Sales and redemptions of marketable securities	6,916	—	—	6,916
Other	115	—	—	115
Net cash used by investing activities	(57,242)	(602,482)	266,899	(392,825)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	893,668	—	893,668
Repayments of medium-term notes	—	(400,000)	—	(400,000)
Repayments of securitization debt	—	(275,659)	—	(275,659)
Borrowings of asset-backed commercial paper	—	341,625	—	341,625
Repayments of asset-backed commercial paper	—	(77,732)	—	(77,732)
Net decrease in credit facilities and unsecured commercial paper	—	(128,787)	—	(128,787)
Net change in restricted cash	—	(7,248)	—	(7,248)
Dividends paid	(128,452)	(106,000)	106,000	(128,452)
Purchase of common stock for treasury	(243,055)	—	—	(243,055)
Issuance of common stock under employee stock option plans	7,432	—	—	7,432
Net cash (used by) provided by financing activities	(364,075)	239,867	106,000	(18,208)
Effect of exchange rate changes on cash and cash equivalents	11,937	520	—	12,457
Net increase in cash and cash equivalents	$161,352	$67,140	$—	$228,492
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$425,540	$334,444	$—	$759,984
Net increase in cash and cash equivalents	161,352	67,140	—	228,492
Cash and cash equivalents—end of period	$586,892	$401,584	$—	$988,476

	Six months ended June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$625,366	$88,722	$(183,168)	$530,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	97,025	3,931	—	100,956
Amortization of deferred loan origination costs	—	43,555	—	43,555
Amortization of financing origination fees	330	4,816	—	5,146
Provision for long-term employee benefits	19,005	—	—	19,005
Employee benefit plan contributions and payments	(35,189)	—	—	(35,189)
Stock compensation expense	14,562	1,235	—	15,797
Net change in wholesale finance receivables related to sales	—	—	(442,254)	(442,254)
Provision for credit losses	—	60,584	—	60,584
Gain on off-balance sheet asset-backed securitization	—	(9,269)	—	(9,269)
Deferred income taxes	798	(3,906)	(440)	(3,548)
Other, net	(20,505)	(171)	168	(20,508)
Changes in current assets and liabilities:
Accounts receivable, net	(416,198)	—	361,089	(55,109)
Finance receivables - accrued interest and other	—	(125)	—	(125)
Inventories	225,586	—	—	225,586
Accounts payable and accrued liabilities	23,420	385,992	(355,622)	53,790
Derivative instruments	(1,474)	—	—	(1,474)
Other	(33,237)	1,664	—	(31,573)
Total adjustments	(125,877)	488,306	(437,059)	(74,630)
Net cash provided by operating activities	499,489	577,028	(620,227)	456,290

	Six months ended June 26, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(104,125)	(3,406)	—	(107,531)
Origination of finance receivables	—	(4,507,717)	2,516,333	(1,991,384)
Collections on finance receivables	—	3,709,319	(2,079,106)	1,630,213
Proceeds from finance receivables sold	—	312,571	—	312,571
Sales and redemptions of marketable securities	40,000	—	—	40,000
Other	166	—	—	166
Net cash used by investing activities	(63,959)	(489,233)	437,227	(115,965)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(450,000)	—	(450,000)
Repayments of securitization debt	—	(385,837)	—	(385,837)
Borrowings of asset-backed commercial paper	—	33,428	—	33,428
Repayments of asset-backed commercial paper	—	(34,989)	—	(34,989)
Net decrease in credit facilities and unsecured commercial paper	—	(181,259)	—	(181,259)
Net change in restricted cash	—	17,992	—	17,992
Dividends paid	(127,800)	(183,000)	183,000	(127,800)
Purchase of common stock for treasury	(269,411)	—	—	(269,411)
Excess tax benefits from share-based payments	331	—	—	331
Issuance of common stock under employee stock option plans	2,367	—	—	2,367
Net cash (used by) provided by financing activities	(394,513)	9,731	183,000	(201,782)
Effect of exchange rate changes on cash and cash equivalents	4,202	(284)	—	3,918
Net increase in cash and cash equivalents	$45,219	$97,242	$—	$142,461
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$400,443	$321,766	$—	$722,209
Net increase in cash and cash equivalents	45,219	97,242	—	142,461
Cash and cash equivalents—end of period	$445,662	$419,008	$—	$864,670

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc. and all its subsidiaries. The Company operates in two segments: Motorcycles & Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of July 18, 2017 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (August 3, 2017) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income was $258.9 million, or $1.48 per diluted share, for the second quarter of 2017 compared to $280.4 million, or $1.55 per diluted share, in the second quarter of 2016. Operating income from the Motorcycles segment decreased $3.1 million or 1.0% compared to last year’s second quarter due primarily to lower motorcycle shipments. Operating income from the Financial Services segment in the second quarter of 2017 was $81.9 million, down 8.5% compared to the year-ago quarter, due to a $9.3 million gain on the sale of retail finance receivables recognized as part of the second quarter 2016 off-balance sheet securitization that did not recur in the second quarter of 2017.
Worldwide retail sales of new Harley-Davidson motorcycles were down 6.7% compared to the second quarter of 2016. In the U.S., retail sales were down 9.3%, while international markets declined 2.3% compared to the prior year second quarter. The decline in the U.S. was significant and larger than the Company's expectations, while international performance was generally in line with the Company's expectations. As a result of the very tough market conditions in the U.S., the Company is taking action to:

•	Address market issues in the U.S. through disciplined and aggressive supply management

•	Manage cost aggressively in the near-term while continuing to invest in the future

•	Focus relentlessly on its long-term strategies of growing ridership in the U.S. and growing its reach and impact internationally, while growing market share and profitability globally

Overview (continued)(1)

For the remainder of 2017, the Company believes the retail environment will continue to be challenging; however, it expects year-over-year retail sales rates to improve from those experienced during the first half of 2017, supported by:

•	Increased marketing investment focused on growing ridership in the U.S.

•	Increased availability of Street RodTM internationally

•	International dealer network expansion

•	Easier second half retail sales comparisons

•	High-impact model-year 2018 Harley-Davidson motorcycles
Outlook(1)
On July 18, 2017, the Company provided the following information concerning its expectations for the Company for the remainder of 2017:

Given the weak U.S. industry results during the second quarter, the Company reduced its full-year 2017 shipment guidance and now expects to ship 241,000 to 246,000 motorcycles to dealers worldwide in 2017, which is down approximately 6% to 8% from 2016 and takes into account the Company's expectation of significantly lower U.S. year-end retail inventory as compared to 2016. The Company's previous full-year shipment guidance was flat to down modestly as compared to 2016. The Company expects shipments in the third quarter of 39,000 to 44,000 motorcycles compared to 48,611 motorcycles shipped in the year-ago period.

The Company also adjusted its 2017 margin outlook for the Motorcycles segment and now expects gross margin as a percent of revenue to be down modestly. Full-year operating expenses for the Motorcycles segment, including selling, administrative and engineering expenses, are now expected to be down compared to 2016, but slightly higher as a percent of revenue. Consequently, operating margin as a percent of revenue is now expected to be down approximately 1 percentage point, compared to 2016. The Company had previously expected gross margin percent, operating expenses as a percent of revenue and in absolute dollars and operating margin percent to be approximately in line with 2016.

In the third quarter of 2017, the Company expects gross margin as a percent of revenue to be down approximately 2.5 percentage points versus the third quarter of 2016. The Company expects the decrease in gross margin to be primarily driven by lower fixed cost absorption as the Company reduces production. It expects the lower gross margin percent in the third quarter to be largely recovered in the fourth quarter. It also expects third quarter selling, administrative and engineering expenses to be higher than prior year driven by increased marketing expense related to the launch of model-year 2018 motorcycles and spending focused on increasing ridership in the U.S.

The Company continues to expect operating income for the Financial Services segment to be down in 2017 as compared to 2016 largely as a result of the 2016 off-balance sheet asset-backed securitization gain on sale of $9.3 million that it does not expect to recur in 2017.
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

Results of Operations for the Three Months Ended June 25, 2017
Compared to the Three Months Ended June 26, 2016
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 25, 2017	June 26, 2016	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$319,647	$322,749	$(3,102)	(1.0)%
Operating income from Financial Services	81,935	89,573	(7,638)	(8.5)
Operating income	401,582	412,322	(10,740)	(2.6)
Investment income	577	688	(111)	(16.1)
Interest expense	7,726	7,094	632	8.9
Income before income taxes	394,433	405,916	(11,483)	(2.8)
Provision for income taxes	135,566	125,485	10,081	8.0
Net income	$258,867	$280,431	$(21,564)	(7.7)%
Diluted earnings per share	$1.48	$1.55	$(0.07)	(4.5)%
Consolidated operating income was down $10.7 million in the second quarter of 2017, or 2.6%, compared to the same period last year. Operating income from the Motorcycles segment declined $3.1 million, or 1.0%, compared to the second quarter of 2016, and operating income from the Financial Services segment decreased $7.6 million, or 8.5%, compared to the second quarter of 2016. Please refer to the “Motorcycles & Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the second quarter of 2017 was 34.4% compared to 30.9% for the second quarter of 2016. The second quarter 2016 income tax rate was lower due to discrete tax benefits that were recognized following the closure of various tax audits during the quarter.
Diluted earnings per share were $1.48 in the second quarter of 2017, down 4.5% from the same period in the prior year. Diluted earnings per share were adversely impacted by the 7.7% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 181.3 million in the second quarter of 2016 to 175.3 million in the second quarter of 2017, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	June 30, 2017	June 30, 2016	(Decrease) Increase	% Change
United States	49,668	54,786	(5,118)	(9.3)%

Europe(b)	15,357	15,188	169	1.1
EMEA - Other	1,873	2,325	(452)	(19.4)
Total EMEA	17,230	17,513	(283)	(1.6)

Japan	2,677	2,763	(86)	(3.1)
Asia Pacific - Other	5,631	5,818	(187)	(3.2)
Total Asia Pacific	8,308	8,581	(273)	(3.2)

Latin America	2,355	2,573	(218)	(8.5)
Canada	3,827	3,813	14	0.4
Total International Retail Sales	31,720	32,480	(760)	(2.3)
Total Worldwide Retail Sales	81,388	87,266	(5,878)	(6.7)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

In the U.S., retail sales in the second quarter of 2017 were significantly below the Company's expectations driven by very weak industry conditions. The Company believes soft used motorcycle pricing adversely impacted new motorcycle sales in the industry during the second quarter. Despite the disappointing industry trends that persisted into the second quarter, the Company was encouraged by two market indicators related to used Harley-Davidson motorcycles.

First, sales of used Harley-Davidson motorcycles in the U.S. have performed well. Through the May 2017 year-to-date period, growth rates for sales of used Harley-Davidson motorcycles were up year over year. In addition, combined retail sales of new and used Harley-Davidson motorcycles in the U.S. were also up on a year-to-date basis through May, as compared to the same period in 2016. (Source: Based on IHS Markit New and Used Motorcycle Registration data for calendar years to date (January through May) 2016 and 2017)

Second, wholesale prices for used Harley-Davidson motorcycles sold at auction in the U.S. showed what we believe to be a favorable trend that began in the first quarter of 2017 and continued into the second quarter.  (Source: Company data)
The Company's U.S. market share of 601+cc new motorcycles for the second quarter of 2017 was 48.5%, down 1.0 percentage points compared to the same period last year, when market share grew 2.0 percentage points over the second quarter of 2015 (Source: Motorcycle Industry Council). The Company believes that market share in the second quarter of 2017 was adversely impacted by the fact that it offered low-rate financing in 2016 and by lower subprime financing of new motorcycles in 2017.

International retail sales performance was also down in the second quarter of 2017, but generally in line with Company expectations. The Company believes growth prospects internationally are significant long-term. The Company expects growth in international retail sales in the second half of 2017 behind expanded distribution, broader availability of Street RodTM motorcycles, the launch of model-year 2018 motorcycles and significantly easier year-over-year comparisons.(1)

In EMEA, retail sales were down modestly versus the second quarter of 2016 which grew 8.2% over the same period in 2015. The Company believes underlying demand remains strong in EMEA, especially for the new Milwaukee-EightTM -powered motorcycles and Street RodTM motorcycles.

In the Asia Pacific region, retail sales were lower in Australia and Japan while emerging markets grew during the quarter, with the exception of India where that market’s retail sales reflected the continued impact of the country's currency demonetization and a newly implemented national sales tax.

Retail sales in Latin America were down driven by declines in Mexico, partially offset by gains in Brazil.

Finally, retail sales in Canada were up slightly in a highly competitive environment.

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	June 25, 2017		June 26, 2016		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	52,966	64.7%	57,804	65.6%	(4,838)	(8.4)%
International	28,841	35.3%	30,356	34.4%	(1,515)	(5.0)
Harley-Davidson motorcycle units	81,807	100.0%	88,160	100.0%	(6,353)	(7.2)%
Touring motorcycle units	36,650	44.8%	27,675	31.4%	8,975	32.4%
Cruiser motorcycle units	25,247	30.9%	37,655	42.7%	(12,408)	(33.0)
Sportster® / Street motorcycle units	19,910	24.3%	22,830	25.9%	(2,920)	(12.8)
Harley-Davidson motorcycle units	81,807	100.0%	88,160	100.0%	(6,353)	(7.2)%
 The Company shipped 81,807 Harley-Davidson motorcycles worldwide during the second quarter of 2017, which was 7.2% lower than the second quarter of 2016 and in line with the Company's expectations.
Shipments of Touring motorcycles as a percentage of total shipments increased in the second quarter of 2017 compared to the prior year while shipments of Cruiser and Sportster®/Street motorcycles as a percentage of total shipments decreased. The higher shipment mix of Touring motorcycles reflected demand for the new 2017 Touring motorcycles featuring the Milwaukee-Eight™ engine.

U.S dealer inventory of Harley-Davidson motorcycles was down approximately 7,200 motorcycles at the end of the second quarter compared to the end of the same quarter in 2016. While this was a significant reduction, it was less than the Company had planned due to retail sales slowing late in the second quarter as the Company produced its final model-year 2017 motorcycles. The Company plans to work closely with dealers to help facilitate the sell-through of remaining model-year 2017 motorcycle inventory in anticipation of model-year 2018 motorcycles. The Company now expects that 2017 year-end U.S. dealer inventory will be down significantly from prior year-end levels.(1)

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	June 25, 2017	June 26, 2016	(Decrease) Increase	% Change
Revenue:
Motorcycles	$1,270,433	$1,330,632	$(60,199)	(4.5)%
Parts & Accessories	237,498	258,208	(20,710)	(8.0)
General Merchandise	63,017	75,757	(12,740)	(16.8)
Other	6,187	5,516	671	12.2
Total revenue	1,577,135	1,670,113	(92,978)	(5.6)
Cost of goods sold	1,001,512	1,062,555	(61,043)	(5.7)
Gross profit	575,623	607,558	(31,935)	(5.3)
Selling & administrative expense	210,702	236,428	(25,726)	(10.9)
Engineering expense	45,274	48,381	(3,107)	(6.4)
Operating expense	255,976	284,809	(28,833)	(10.1)
Operating income from Motorcycles	$319,647	$322,749	$(3,102)	(1.0)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2016 to the second quarter of 2017 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 26, 2016	$1,670.1	$1,062.5	$607.6
Volume	(147.7)	(88.8)	(58.9)
Price, net of related cost	29.5	9.7	19.8
Foreign currency exchange rates and hedging	(10.9)	(2.3)	(8.6)
Shipment mix	36.1	8.9	27.2
Raw material prices	—	7.5	(7.5)
Manufacturing and other costs	—	4.0	(4.0)
Total	(93.0)	(61.0)	(32.0)
Three months ended June 25, 2017	$1,577.1	$1,001.5	$575.6
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2016 to the second quarter of 2017:

•
The decrease in volume was due to lower wholesale motorcycle shipments, as well as lower parts & accessories (P&A) and general merchandise sales. P&A and general merchandise sales were down due in large part to lower motorcycle shipments and lower retail motorcycle sales. In addition, shipments of general merchandise were reduced in advance of new merchandise which will be introduced to dealers in August 2017, including the 115th anniversary collection.

•
On average, wholesale prices for the Company’s model-year 2017 motorcycles were higher than the prior model-year resulting in a favorable impact on revenue which was partially offset by increased cost related to the additional content added to the model-year 2017 motorcycles.

•	Revenue and gross profit were negatively impacted by weaker foreign currency rates, relative to the U.S. dollar, as compared to the same quarter last year.

•	Shipment mix changes had a positive impact on revenue and gross profit primarily driven by an increased mix of Touring motorcycles.

•	Raw material prices were higher due primarily to increased steel and aluminum costs.

•	Manufacturing costs were negatively impacted by lower fixed cost absorption and higher depreciation.

The decrease in operating expense during the second quarter of 2017 was primarily due to the timing of year-over-year marketing expenditures, lower recall costs and lower employee costs compared to the same quarter last year.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	June 25, 2017	June 26, 2016	Increase (Decrease)	% Change
Interest income	$157,429	$157,009	$420	0.3%
Other income	30,094	24,434	5,660	23.2
Securitization and servicing income	511	9,521	(9,010)	(94.6)
Financial Services revenue	188,034	190,964	(2,930)	(1.5)
Interest expense	44,408	42,895	1,513	3.5
Provision for credit losses	26,217	23,461	2,756	11.7
Operating expenses	35,474	35,035	439	1.3
Financial Services expense	106,099	101,391	4,708	4.6
Operating income from Financial Services	$81,935	$89,573	$(7,638)	(8.5)%
Interest income for the second quarter of 2017 increased slightly primarily due to higher average retail receivables, partially offset by lower average wholesale receivables and a lower yield in the wholesale portfolio. Other income was favorable due to increased licensing revenue and insurance commission revenue. Securitization and servicing income was lower due to the $9.3 million gain on the sale of finance receivables recognized as part of the second quarter 2016 off-balance sheet asset-backed securitization. There was no comparable transaction in the current quarter.
Interest expense increased due to higher cost of funds, partially offset by lower average outstanding debt.
The provision for credit losses increased $2.8 million in the second quarter of 2017 as compared to the second quarter of 2016. The retail motorcycle provision increased $1.4 million as a result of higher credit losses and an increase in receivables partially offset by a smaller increase in the retail reserve rate. Credit losses were higher as a result of unfavorable performance across the retail motorcycle portfolio. The wholesale provision was unfavorable by $0.8 million.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 25, 2017	June 26, 2016
Balance, beginning of period	$184,030	$156,184
Provision for credit losses	26,217	23,461
Charge-offs, net of recoveries	(16,719)	(15,001)
Other (a)	—	(3,291)
Balance, end of period	$193,528	$161,353

(a)	Related to the sale of finance receivables during the second quarter of 2016 through the off-balance sheet asset-backed securitization transaction.

Results of Operations for the Six Months Ended June 25, 2017
Compared to the Six Months Ended June 26, 2016
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 25, 2017	June 26, 2016	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$558,489	$655,206	$(96,717)	(14.8)%
Operating income from Financial Services	134,571	145,944	(11,373)	(7.8)
Operating income	693,060	801,150	(108,090)	(13.5)
Investment income	1,456	1,454	2	0.1
Interest expense	15,399	14,262	1,137	8.0
Income before income taxes	679,117	788,342	(109,225)	(13.9)
Provision for income taxes	233,881	257,422	(23,541)	(9.1)
Net income	$445,236	$530,920	$(85,684)	(16.1)%
Diluted earnings per share	$2.53	$2.91	$(0.38)	(13.1)%
Consolidated operating income was down 13.5% in the first half of 2017 primarily due to a decrease in operating income from the Motorcycles segment of $96.7 million, or 14.8%, compared to the first half of 2016. Operating income from the Financial Services segment declined by $11.4 million in the first half of 2017 compared to the same period last year. Please refer to the “Motorcycles & Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the first half of 2017 was 34.4% compared to 32.7% for the first half of 2016. The income tax rate in the first half of 2016 was lower due to discrete tax benefits that were recognized following the closure of various tax audits during the second quarter of 2016.
Diluted earnings per share were $2.53 in the first half of 2017, down 13.1% from the same period in the prior year on lower net income partially offset by the positive impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 182.7 million in the first half of 2016 to 176.2 million in the first half of 2017, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Six months ended
	June 30, 2017	June 30, 2016	(Decrease) Increase	% Change
United States	82,984	90,112	(7,128)	(7.9)%

Europe(b)	24,341	24,034	307	1.3
EMEA - Other	3,056	3,689	(633)	(17.2)
Total EMEA	27,397	27,723	(326)	(1.2)

Japan	4,663	4,869	(206)	(4.2)
Asia Pacific - Other	10,508	11,278	(770)	(6.8)
Total Asia Pacific	15,171	16,147	(976)	(6.0)

Latin America	4,697	4,459	238	5.3
Canada	6,188	6,283	(95)	(1.5)
Total International Retail Sales	53,453	54,612	(1,159)	(2.1)
Total Worldwide Retail Sales	136,437	144,724	(8,287)	(5.7)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

(b)
Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. The EMEA Europe total for June 30, 2016 includes 251 units originally reported in the EMEA-Other total.

The Company believes 2017 retail sales of its motorcycles were negatively impacted by weak industry conditions in the U.S. The Company believes soft used motorcycle pricing adversely impacted new motorcycle sales in the industry during the first half of 2017. The Company's U.S. market share of new 601+cc motorcycles for the first half of 2017 was 49.6%, down 0.4 percentage points compared to the same period last year (Source: Motorcycle Industry Council).

In EMEA, retail sales were down modestly versus the first half of 2016 which grew 8.4% over the same period in 2015. The Company's market share in Europe through June 2017 was 9.5%, down 1.0 percentage points from the prior year (Source: Association des Constructeurs Europeens de Motocycles).

In the Asia Pacific region, retail sales in the first half of 2017 were lower compared to 2016 in Australia and Japan, as well as India where that market’s retail sales reflected the continued impact of the country's currency demonetization and a newly implemented national sales tax.
Latin America retail sales in the first six months of 2017 were up compared to the first six months of 2016 driven by strength in Brazil offset by lower retail sales in Mexico.
Retail sales in Canada were down in the first half of 2017 compared to 2016 when retail sales grew 7.2% over the same period in 2015.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Six months ended
	June 30, 2017	June 30, 2016	(Decrease) Increase	% Change
United States(b)	165,589	177,447	(11,858)	(6.7)%
Europe(c)	254,721	248,519	6,202	2.5%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	June 25, 2017		June 26, 2016			Unit
	Units	Mix %	Units	Mix %	Unit Decrease	% Change
United States	98,750	64.7%	115,439	67.4%	(16,689)	(14.5)%
International	53,888	35.3%	55,757	32.6%	(1,869)	(3.4)
Harley-Davidson motorcycle units	152,638	100.0%	171,196	100.0%	(18,558)	(10.8)%
Touring motorcycle units	65,718	43.1%	66,172	38.7%	(454)	(0.7)%
Cruiser motorcycle units	50,401	33.0%	64,584	37.7%	(14,183)	(22.0)
Sportster® / Street motorcycle units	36,519	23.9%	40,440	23.6%	(3,921)	(9.7)
Harley-Davidson motorcycle units	152,638	100.0%	171,196	100.0%	(18,558)	(10.8)%

 The Company shipped 152,638 Harley-Davidson motorcycles worldwide during the first half of 2017, which was 10.8% lower than the first half of 2016. Shipments of Touring motorcycles as a percentage of total shipments increased in the first half of 2017 compared to the prior year while shipments of Cruiser motorcycles decreased as a percentage of total shipments. The higher shipment mix of Touring motorcycles reflects demand for the new 2017 Touring motorcycles featuring the Milwaukee-Eight™ engine.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	June 25, 2017	June 26, 2016	(Decrease) Increase	% Change
Revenue:
Motorcycles	$2,370,135	$2,648,210	$(278,075)	(10.5)%
Parts & Accessories	406,523	441,913	(35,390)	(8.0)
General Merchandise	118,853	146,375	(27,522)	(18.8)
Other	10,335	10,225	110	1.1
Total revenue	2,905,846	3,246,723	(340,877)	(10.5)
Cost of goods sold	1,852,738	2,048,885	(196,147)	(9.6)
Gross profit	1,053,108	1,197,838	(144,730)	(12.1)
Selling & administrative expense	411,084	452,140	(41,056)	(9.1)
Engineering expense	83,535	90,492	(6,957)	(7.7)
Operating expense	494,619	542,632	(48,013)	(8.8)
Operating income from Motorcycles	$558,489	$655,206	$(96,717)	(14.8)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2016 to the first half of 2017 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 26, 2016	$3,246.7	$2,048.9	$1,197.8
Volume	(380.8)	(229.0)	(151.8)
Price, net of related costs	56.4	24.0	32.4
Foreign currency exchange rates and hedging	(12.1)	(10.1)	(2.0)
Shipment mix	(4.4)	(5.2)	0.8
Raw material prices	—	9.8	(9.8)
Manufacturing and other costs	—	14.3	(14.3)
Total	(340.9)	(196.2)	(144.7)
Six months ended June 25, 2017	$2,905.8	$1,852.7	$1,053.1
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first half of 2016 to the first half of 2017:

•
The decrease in volume was due to lower wholesale motorcycle shipments, as well as lower P&A and general merchandise sales. P&A and general merchandise sales were down due in large part to lower motorcycle shipments and lower retail motorcycle sales. In addition, shipments of general merchandise were reduced in advance of new merchandise which will be introduced to dealers in August 2017, including the 115th anniversary collection.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.

•
Revenue was negatively impacted by weaker foreign currency rates, relative to the U.S. dollar, as compared to the same period last year. However, the unfavorable revenue impact was mostly offset by the favorable impact on cost that resulted from remeasuring foreign-denominated balance sheet accounts and hedging activities, as compared to the same period last year.

•
Shipment mix changes drove a slight positive impact on gross profit as the mix of Touring motorcycles increased. However, the positive impact resulting from an increase in the mix of Touring motorcycles was offset by the unfavorable impact of changes in the mix of models within motorcycle families, as well as, changes in P&A and general merchandise product mix.

•	Raw material prices were higher due primarily to increased steel and aluminum costs.

•	Manufacturing costs were negatively impacted by lower fixed cost absorption and higher depreciation.

The decrease in operating expense during the first half of 2017 was primarily due to the timing of year-over-year marketing expenditures, lower recall costs and reduced employee costs compared to the same period last year.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	June 25, 2017	June 26, 2016	(Decrease) Increase	% Change
Interest income	$308,157	$309,535	$(1,378)	(0.4)%
Other income	52,013	45,266	6,747	14.9
Securitization and servicing income	1,085	9,521	(8,436)	(88.6)
Financial Services revenue	361,255	364,322	(3,067)	(0.8)
Interest expense	87,697	88,814	(1,117)	(1.3)
Provision for credit losses	69,806	60,584	9,222	15.2
Operating expenses	69,181	68,980	201	0.3
Financial Services expense	226,684	218,378	8,306	3.8
Operating income from Financial Services	$134,571	$145,944	$(11,373)	(7.8)%
Interest income was lower for the first six months of 2017 primarily due to lower average wholesale receivables and a lower yield in the wholesale portfolio partially offset by higher average retail receivables outstanding. Other income was favorable due to increased licensing revenue and insurance commission revenue. Securitization and servicing income was lower due to a $9.3 million gain on the sale of finance receivables recognized as part of the second quarter 2016 off-balance sheet asset-backed securitization. There was no comparable transaction in the current year.
Interest expense decreased due to lower average outstanding debt partially offset by unfavorable cost of funds.
The provision for credit losses increased $9.2 million in the first six months of 2017. The retail motorcycle provision increased $8.0 million driven primarily by higher credit losses. Credit losses were higher as a result of unfavorable performance across the retail motorcycle portfolio. The wholesale provision increased $0.6 million.
Annualized credit losses for the Company's retail motorcycle loans were 1.71% through June 25, 2017 compared to 1.50% through June 26, 2016. The 30-day delinquency rate for on-balance sheet retail motorcycle loans at June 25, 2017 was 3.25% compared to 3.16% at June 26, 2016.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 25, 2017	June 26, 2016
Balance, beginning of period	$173,343	$147,178
Provision for credit losses	69,806	60,584
Charge-offs, net of recoveries	(49,621)	(43,118)
Other (a)	—	(3,291)
Balance, end of period	$193,528	$161,353

(a)	Related to the sale of finance receivables during the second quarter of 2016 through the off-balance sheet asset-backed securitization transaction.

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as of June 25, 2017 to reflect the new projected principal and interest payments for the remainder of 2017 and beyond as follows (in thousands):

	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments on debt	$1,462,076	$2,818,108	$1,736,834	$1,179,582	$7,196,600
Interest payments on debt	98,338	259,471	118,756	400,628	877,193
	$1,560,414	$3,077,579	$1,855,590	$1,580,210	$8,073,793
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at June 25, 2017 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations and senior unsecured notes are shown gross of debt issuance costs. Refer to Note 9 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of June 25, 2017, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. Following the required public comment period, the Company anticipates the EPA will move the court to finalize the Settlement in the coming months. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheet, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures, and applies to model year 2008-2013 Touring and model year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.
Off-Balance Sheet Arrangements
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to SPEs, which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing.
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
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet, and a gain of $9.3 million was recognized in Financial Services revenue. For more information, see Note 10.

Liquidity and Capital Resources as of June 25, 2017(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and asset-backed securitizations.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and marketable securities and availability under credit facilities. The following table summarizes the Company’s cash and availability under credit and conduit facilities (in thousands):

June 25, 2017
Cash and cash equivalents	$988,476

Credit facilities	636,555
Asset-backed U.S. commercial paper conduit facilities(a)	620,167
Asset-backed Canadian commercial paper conduit facility(b)	30,179
Total availability under credit and conduit facilities	1,286,901
Total	$2,275,377

(a)	The U.S. commercial paper conduit facilities expire on December 13, 2017. The Company anticipates that it will renew these facilities prior to expiration.

(b)
The Canadian commercial paper conduit facility was due to expire on June 30, 2017 and is limited to Canadian denominated borrowings. The Company renewed this facility and the new facility expires on June 30, 2018.

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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Six months ended
	June 25, 2017	June 26, 2016
Net cash provided by operating activities	$627,068	$456,290
Net cash used by investing activities	(392,825)	(115,965)
Net cash used by financing activities	(18,208)	(201,782)
Effect of exchange rate changes on cash and cash equivalents	12,457	3,918
Net increase in cash and cash equivalents	$228,492	$142,461
Operating Activities
The increase in cash provided by operating activities for the first half of 2017 compared to the first half of 2016 was primarily due to a decrease in cash outflows related to wholesale financing and a favorable impact from working capital, partially offset by lower net income. During each of the first quarters of 2017 and 2016, the Company made a $25.0 million voluntary contribution to its qualified pension plan. No further qualified pension plan contributions are expected in the remainder of 2017; however, the Company expects it will continue to make benefit payments under the SERPA and postretirement healthcare plans.(1)

Investing Activities
The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables. Capital expenditures were $69.8 million in the first half of 2017 compared to $107.5 million in the same period last year. Net cash outflows for finance receivables for the first half of 2017 were $31.1 million lower than in the same period last year due primarily to a decrease in retail lending activity. In the second quarter of 2016, the Company completed a sale of finance receivables through an off-balance sheet asset-backed securitization transaction resulting in proceeds of $312.6 million. There was no comparable transaction in 2017.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $243.1 million in the first half of 2017 compared to $269.4 million in the same period last year. Share repurchases during the first six months of 2017 totaled 4.4 million shares of common stock related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of June 25, 2017, there were 15.0 million shares remaining on the board-approved share repurchase authorization.
The Company paid dividends of $0.73 and $0.70 per share totaling $128.5 million and $127.8 million during the first six months of 2017 and 2016, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $353.1 million in the first six months of 2017 compared to net cash inflows of $174.7 million in the first six months of 2016. The Company’s total outstanding debt consisted of the following (in thousands):

	June 25, 2017	June 26, 2016
Unsecured commercial paper	$928,445	$1,020,487
Asset-backed Canadian commercial paper conduit facility	138,739	161,626
Asset-backed U.S. commercial paper conduit facilities	279,833	—
Medium-term notes, net	4,562,403	4,063,297
Senior unsecured notes, net	741,633	740,982
Asset-backed securitization debt, net	521,300	1,074,931
Total debt	$7,172,353	$7,061,323
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of June 25, 2017 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable
Credit Facilities – On May 1, 2017, the Company entered into a $100.0 million 364-day credit facility which matures on April 30, 2018. The Company also has a $675.0 million five-year credit facility which matures in April 2019 and a $765.0 million five-year credit facility which matures in April 2021. The new 364-day credit facility and the five-year credit facilities (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. During the second quarter of 2017, the Company renewed its $25.0 million credit facility which expired on May 24, 2017. The $25.0 million credit facility bears interest at variable interest rates, and the Company must pay a fee based on the unused portion of the $25.0 million commitment. The credit facility expires on May 23, 2018.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.54 billion as of June 25, 2017 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at June 25, 2017 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	1.55%	November 2014	November 2017
$877,488	6.80%	May 2008	June 2018
$600,000	2.25%	January 2016	January 2019
$150,000	Floating-rate(a)	March 2017	March 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$400,000	2.55%	June 2017	June 2022

(a)	Floating interest rate based on LIBOR plus 35 bps.
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $15.1 million and $15.4 million at June 25, 2017 and June 26, 2016, respectively. There were no medium-term notes repurchased during the second quarter of 2017 and 2016. During the first quarter of 2017 and 2016, $400.0 million of 2.70% and $450.0 million of 3.88% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$240.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$240.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 25, 2017, the Canadian Conduit had an expiration date of June 30, 2017. The Canadian Conduit was renewed on June 30, 2017 with similar terms and a borrowing amount of up to C$220.0 million with an expiration date of June 30, 2018.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2017		2016
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,300	$5,500	$6,600	$5,800
Second quarter	14,200	12,400	31,400	27,500
	$20,500	$17,900	$38,000	$33,300
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – On December 14, 2016, the Company entered into a new revolving facility agreement with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total commitment of up to $300.0 million. Also on that date, the Company renewed its existing $600.0 million revolving facility agreement, which had expired on December 14, 2016 with the same third party bank-sponsored asset-backed U.S. commercial paper conduit. In January 2017 and April 2017, the Company transferred $333.4 million and $28.2 million, respectively, of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million and $24.0 million, respectively, of debt under the U.S. Conduit Facilities. The contractual maturity of the debt is approximately 5 years. The VIE had no borrowings outstanding under the U.S. Conduit Facilities at December 31, 2016 or June 26, 2016.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 25, 2017, the U.S. Conduit Facilities have an expiration date of December 13, 2017.
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
There were no on or off-balance sheet asset-backed securitization transactions during the first half of 2017. During the second quarter of 2016, the Company sold U.S. retail motorcycle finance receivables with a principal balance of $301.8 million into an asset-backed securitization VIE, and the transaction met the criteria to be accounted for as a sale because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services revenue. There were no on-balance sheet asset-backed securitization transactions during the first half of 2016.
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
At June 25, 2017, HDFS and the Company remained in compliance with all of the then existing covenants.

Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to:

(i) execute its business strategy,

(ii) drive demand by executing its marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide in an increasingly competitive marketplace,

(iii) develop and introduce products, services and experiences that are successful in the marketplace,

(iv) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles,

(v) balance production volumes for its new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices,

(vi) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment,

(vii) manage risks that arise through expanding international manufacturing, operations and sales,

(viii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices,

(ix) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio,

(x) prevent and detect any issues with its motorcycles or any associated manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength,

(xi) retain and attract talented employees,

(xii) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or company data and respond to evolving regulatory requirements regarding data security,

(xiii) continue to develop the capabilities of its distributors and dealers and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand,

(xiv) adjust to tax reform, healthcare inflation and reform and pension reform,

(xv) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles,

(xvi) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters,

(xvii) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities,

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s earnings related to its operations outside the U.S. are impacted by changes in foreign currency exchange rates. The majority of the Company’s exposure relates to the Euro, the Australian dollar, the Japanese yen, Canadian dollar, Mexican peso and the Brazilian real. A weakening in foreign currencies relative to the U.S. dollar will generally have an adverse effect on revenue related to sales made in those foreign currencies offset by a corresponding positive impact from natural hedges created by the operating costs incurred in those same foreign currencies. As the majority of the Company’s manufacturing occurs in the U.S., the Company’s operating expenses paid in foreign currencies generally include limited manufacturing costs and the selling and administrative costs incurred at the Company’s international locations. In addition, to the extent the Company carries foreign-denominated cash, receivables or accounts payable, those amounts are also exposed to foreign currency remeasurements that can impact the Company’s earnings.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended June 25, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended June 25, 2017:

2017 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 27 to April 30	450,548	$56	450,548	17,584,514
May 1 to May 28	1,066,270	$56	1,066,270	16,519,429
May 29 to June 25	1,472,823	$53	1,472,823	15,046,920
Total	2,989,641	$55	2,989,641

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company repurchased 3.0 million shares on a discretionary basis during the quarter ended June 25, 2017 under this authorization. As of June 25, 2017, 15.0 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2017, the Company acquired 2,045 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 6 – Exhibits
Refer to the Exhibit Index on page 65 of this report.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 3, 2017	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: August 3, 2017	/s/ Mark R. Kornetzke
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
101
Financial statements from the quarterly report on Form 10-Q of Harley-Davidson, Inc. for the quarter ended June 25, 2017, filed on August 3, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.