Form 10-Q
period 2017-09-24
HARLEY DAVIDSON INC
filed 2017-11-02
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at October 27, 2017: 168,295,171 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 24, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenue:
Motorcycles and Related Products	$962,136	$1,091,630	$3,867,982	$4,338,353
Financial Services	189,059	183,183	550,314	547,505
Total revenue	1,151,195	1,274,813	4,418,296	4,885,858
Costs and expenses:
Motorcycles and Related Products cost of goods sold	685,161	724,611	2,537,899	2,773,496
Financial Services interest expense	46,169	42,573	133,866	131,387
Financial Services provision for credit losses	29,253	36,543	99,059	97,127
Selling, administrative and engineering expense	293,904	292,710	857,704	904,322
Total costs and expenses	1,054,487	1,096,437	3,628,528	3,906,332
Operating income	96,708	178,376	789,768	979,526
Investment income	1,083	2,300	2,539	3,754
Interest expense	7,896	7,706	23,295	21,968
Income before provision for income taxes	89,895	172,970	769,012	961,312
Provision for income taxes	21,686	58,905	255,567	316,327
Net income	$68,209	$114,065	$513,445	$644,985
Earnings per common share:
Basic	$0.40	$0.64	$2.96	$3.57
Diluted	$0.40	$0.64	$2.95	$3.55
Cash dividends per common share	$0.365	$0.350	$1.095	$1.050
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net income	$68,209	$114,065	$513,445	$644,985
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25,013	3,853	50,207	19,174
Derivative financial instruments	(17,407)	(2,031)	(36,871)	(7,374)
Marketable securities	—	(11)	1,194	(88)
Pension and postretirement benefit plans	7,257	7,572	21,769	22,715
Total other comprehensive income, net of tax	14,863	9,383	36,299	34,427
Comprehensive income	$83,072	$123,448	$549,744	$679,412
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 24, 2017	December 31, 2016	September 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$683,134	$759,984	$790,284
Marketable securities	—	5,519	5,038
Accounts receivable, net	343,124	285,106	346,176
Finance receivables, net	2,058,168	2,076,261	2,205,644
Inventories	469,091	499,917	426,547
Restricted cash	52,209	52,574	65,088
Deferred income taxes	—	—	123,609
Other current assets	182,416	174,491	139,958
Total current assets	3,788,142	3,853,852	4,102,344
Finance receivables, net	5,042,857	4,759,197	4,944,322
Property, plant and equipment, net	934,615	981,593	954,475
Goodwill	55,898	53,391	54,663
Deferred income taxes	180,575	167,729	80,831
Other long-term assets	86,272	74,478	75,591
	$10,088,359	$9,890,240	$10,212,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,117	$235,318	$291,594
Accrued liabilities	573,958	486,652	506,533
Short-term debt	834,875	1,055,708	1,055,428
Current portion of long-term debt, net	1,530,401	1,084,884	700,152
Total current liabilities	3,216,351	2,862,562	2,553,707
Long-term debt, net	4,607,791	4,666,975	5,170,609
Pension liability	52,471	84,442	120,494
Postretirement healthcare liability	162,925	173,267	182,825
Other long-term liabilities	192,001	182,836	192,223
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,813	1,806	3,454
Additional paid-in-capital	1,413,254	1,381,862	1,364,694
Retained earnings	1,660,997	1,337,673	9,416,583
Accumulated other comprehensive loss	(529,082)	(565,381)	(580,778)
Treasury stock, at cost	(690,162)	(235,802)	(8,211,585)
Total shareholders’ equity	1,856,820	1,920,158	1,992,368
	$10,088,359	$9,890,240	$10,212,226

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 24, 2017	December 31, 2016	September 25, 2016
Balances held by consolidated variable interest entities (Note 10)
Current finance receivables, net	$204,873	$225,289	$236,561
Other assets	$2,440	$2,781	$3,043
Non-current finance receivables, net	$579,936	$643,047	$754,970
Restricted cash - current and non-current	$55,307	$57,057	$69,364
Current portion of long-term debt, net	$225,267	$241,396	$261,188
Long-term debt, net	$484,874	$554,879	$664,431
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 24, 2017	September 25, 2016
Net cash provided by operating activities (Note 3)	$949,075	$927,809
Cash flows from investing activities:
Capital expenditures	(114,022)	(162,726)
Origination of finance receivables	(2,927,372)	(3,009,479)
Collections on finance receivables	2,480,122	2,440,466
Proceeds from finance receivables sold	—	312,571
Sales and redemptions of marketable securities	6,916	40,014
Other	356	251
Net cash used by investing activities	(554,000)	(378,903)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	893,668	1,193,396
Repayments of medium-term notes	(400,000)	(451,336)
Repayments of securitization debt	(367,298)	(535,616)
Borrowings of asset-backed commercial paper	371,253	33,428
Repayments of asset-backed commercial paper	(129,690)	(55,170)
Net decrease in credit facilities and unsecured commercial paper	(225,038)	(146,328)
Net change in restricted cash	3,767	30,981
Dividends paid	(190,121)	(190,387)
Purchase of common stock for treasury	(465,167)	(374,234)
Excess tax benefits from share-based payments	—	1,291
Issuance of common stock under employee stock option plans	7,884	6,444
Net cash used by financing activities	(500,742)	(487,531)
Effect of exchange rate changes on cash and cash equivalents	28,817	6,700
Net (decrease) increase in cash and cash equivalents	$(76,850)	$68,075
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$759,984	$722,209
Net (decrease) increase in cash and cash equivalents	(76,850)	68,075
Cash and cash equivalents—end of period	$683,134	$790,284
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of September 24, 2017 and September 25, 2016, the consolidated statements of income for the three and nine month periods then ended, the consolidated statements of comprehensive income for the three and nine month periods then ended and the consolidated statements of cash flows for the nine month periods then ended.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and interim periods therein. The guidance may be adopted using either a full retrospective or modified retrospective approach. The Company expects to adopt the new revenue recognition guidance using the modified retrospective method. The Company's efforts to evaluate the impact of the standard and to prepare for its adoption on January 1, 2018 are well underway. Based on the work completed to date (which includes the review of significant revenue sources), the Company expects the recognition of revenue for sales of motorcycles, parts and accessories and general merchandise products under the new revenue recognition guidance will occur at a point in time. Interest income, which makes up the vast majority of revenue in the Financial Services segment, is not within the scope of the new standard. The Company is also assessing its process for accumulating the required information for enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from its contracts with customers.
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments and modifying overall presentation and disclosure requirements. The Company is required to adopt ASU 2016-01 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a prospective basis. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its financial statements.
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

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation - Retirement Benefits by requiring employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The guidance also limits the components that are eligible for capitalization in assets. The Company is required to adopt ASU 2017-07 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which interim or annual financial statements have not been issued or made available for issuance. The amendments related to the presentation of the components of net periodic benefit cost should be applied retrospectively. The amendments related to the capitalization of certain components in assets should be applied prospectively. The Company's net periodic benefit cost components are disclosed in Note 14.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 amends ASC 815, Derivatives and Hedging to improve the financial reporting of hedging relationships and to simplify the application of the hedge accounting guidance. The ASU makes various updates to the hedge accounting model, including changing the recognition and presentation of changes in the fair value of the hedging instrument and amending disclosure requirements, among other things. The Company is required to adopt ASU 2017-12 for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. For cash flow and net investment hedges existing at the date of adoption, the Company must apply a cumulative-effect adjustment as of the beginning of the fiscal year in which the standard is adopted. The amendments related to presentation and disclosure are required prospectively. The Company is currently evaluating the impact of adoption of ASU 2017-12.
3. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	September 24, 2017	December 31, 2016	September 25, 2016
Available-for-sale securities: corporate bonds	$—	$5,519	$5,038
Trading securities: mutual funds	45,726	38,119	39,063
Total marketable securities	$45,726	$43,638	$44,101
The Company’s available-for-sale securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first nine months of 2017 and 2016, unrealized losses were not material. There were no available-for-sale securities outstanding at September 24, 2017.
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

Inventories
Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	September 24, 2017	December 31, 2016	September 25, 2016
Raw materials and work in process	$155,947	$140,639	$159,209
Motorcycle finished goods	232,141	285,281	182,019
Parts and accessories and general merchandise	129,270	122,264	134,587
Inventory at lower of FIFO cost or net realizable value	517,358	548,184	475,815
Excess of FIFO over LIFO cost	(48,267)	(48,267)	(49,268)
Total inventories, net	$469,091	$499,917	$426,547
Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 24, 2017	September 25, 2016
Cash flows from operating activities:
Net income	$513,445	$644,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	163,974	154,565
Amortization of deferred loan origination costs	62,052	65,445
Amortization of financing origination fees	6,112	7,212
Provision for long-term employee benefits	22,427	28,508
Employee benefit plan contributions and payments	(43,060)	(47,658)
Stock compensation expense	25,581	24,909
Net change in wholesale finance receivables related to sales	36,678	(169,599)
Provision for credit losses	99,059	97,127
Gain on off-balance sheet asset-backed securitization	—	(9,269)
Loss on debt extinguishment	—	118
Deferred income taxes	(5,151)	(11,261)
Other, net	(11,122)	(23,270)
Changes in current assets and liabilities:
Accounts receivable, net	(29,167)	(86,796)
Finance receivables - accrued interest and other	317	364
Inventories	50,016	173,975
Accounts payable and accrued liabilities	88,758	97,190
Derivative instruments	2,752	(1,992)
Other	(33,596)	(16,744)
Total adjustments	435,630	282,824
Net cash provided by operating activities	$949,075	$927,809

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
Finance receivables, net, consisted of the following (in thousands):

	September 24, 2017	December 31, 2016	September 25, 2016
Retail	$6,336,447	$5,982,211	$6,165,999
Wholesale	960,160	1,026,590	1,155,483
Total finance receivables	7,296,607	7,008,801	7,321,482
Allowance for credit losses	(195,582)	(173,343)	(171,516)
Finance receivables, net	$7,101,025	$6,835,458	$7,149,966
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 24, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$185,899	$7,629	$193,528
Provision for credit losses	30,964	(1,711)	29,253
Charge-offs	(37,783)	—	(37,783)
Recoveries	10,584	—	10,584
Balance, end of period	$189,664	$5,918	$195,582

	Three months ended September 25, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$152,998	$8,355	$161,353
Provision for credit losses	38,143	(1,600)	36,543
Charge-offs	(35,749)	—	(35,749)
Recoveries	9,369	—	9,369
Balance, end of period	$164,761	$6,755	$171,516

	Nine months ended September 24, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	99,674	(615)	99,059
Charge-offs	(114,081)	—	(114,081)
Recoveries	37,261	—	37,261
Balance, end of period	$189,664	$5,918	$195,582

	Nine months ended September 25, 2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	98,230	(1,103)	97,127
Charge-offs	(101,853)	—	(101,853)
Recoveries	32,355	—	32,355
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$164,761	$6,755	$171,516

(a)	Related to the sale of finance receivables with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 10 for additional information).
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	September 24, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	189,664	5,918	195,582
Total allowance for credit losses	$189,664	$5,918	$195,582
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,336,447	960,160	7,296,607
Total finance receivables	$6,336,447	$960,160	$7,296,607

	December 31, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	166,810	6,533	173,343
Total allowance for credit losses	$166,810	$6,533	$173,343
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,982,211	1,026,590	7,008,801
Total finance receivables	$5,982,211	$1,026,590	$7,008,801

	September 25, 2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	164,761	6,755	171,516
Total allowance for credit losses	$164,761	$6,755	$171,516
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,165,999	1,155,483	7,321,482
Total finance receivables	$6,165,999	$1,155,483	$7,321,482
There were no wholesale finance receivables at September 24, 2017, December 31, 2016, or September 25, 2016 that were individually deemed to be impaired under ASC Topic 310, “Receivables.”
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of September 24, 2017, December 31, 2016 and September 25, 2016, all retail finance receivables were accounted for as interest-earning receivables, of which $32.7 million, $40.4 million and $31.3 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at September 24, 2017, December 31, 2016 or September 25, 2016. At September 24, 2017, December 31, 2016 and September 25, 2016, $1.3 million, $0.3 million, and $0.4 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	September 24, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,132,997	$126,705	$44,083	$32,662	$203,450	$6,336,447
Wholesale	958,429	329	95	1,307	1,731	960,160
Total	$7,091,426	$127,034	$44,178	$33,969	$205,181	$7,296,607

	December 31, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,760,818	$131,302	$49,642	$40,449	$221,393	$5,982,211
Wholesale	1,024,995	1,000	319	276	1,595	1,026,590
Total	$6,785,813	$132,302	$49,961	$40,725	$222,988	$7,008,801

	September 25, 2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,973,108	$119,709	$41,866	$31,316	$192,891	$6,165,999
Wholesale	1,154,617	366	114	386	866	1,155,483
Total	$7,127,725	$120,075	$41,980	$31,702	$193,757	$7,321,482
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	September 24, 2017	December 31, 2016	September 25, 2016
Prime	$5,107,718	$4,768,420	$4,900,752
Sub-prime	1,228,729	1,213,791	1,265,247
Total	$6,336,447	$5,982,211	$6,165,999

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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	September 24, 2017	December 31, 2016	September 25, 2016
Doubtful	$4,666	$1,333	$—
Substandard	8,724	1,773	16,244
Special Mention	5,261	30,152	—
Medium Risk	4,987	14,620	7,667
Low Risk	936,522	978,712	1,131,572
Total	$960,160	$1,026,590	$1,155,483
5. Fair Value Measurements
Certain assets and liabilities are recorded at fair value in the financial statements; some of these are measured on a recurring basis while others are measured on a non-recurring basis. Assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when required by particular events or circumstances. In determining the fair value of assets and liabilities, the Company uses various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 24, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$425,000	$425,000	$—	$—
Marketable securities	45,726	45,726	—	—
Derivatives	724	—	724	—
Total	$471,450	$470,726	$724	$—
Liabilities:
Derivatives	$32,414	$—	$32,414	$—

	December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$531,519	$426,266	$105,253	$—
Marketable securities	43,638	38,119	5,519	—
Derivatives	29,034	—	29,034	—
Total	$604,191	$464,385	$139,806	$—
Liabilities:
Derivatives	$142	$—	$142	$—

	September 25, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$526,228	$372,850	$153,378	$—
Marketable securities	44,101	39,063	5,038	—
Derivatives	6,606	—	6,606	—
Total	$576,935	$411,913	$165,022	$—
Liabilities:
Derivatives	$1,388	$—	$1,388	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $21.3 million, $19.3 million and $18.5 million at September 24, 2017, December 31, 2016 and September 25, 2016, respectively, for which the fair value adjustment was $9.0 million, $9.3 million and $8.2 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

6. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, finance receivables, net, debt, foreign currency exchange and commodity contracts (derivative instruments are discussed further in Note 7).
The following table summarizes the fair value and carrying value of the Company’s financial instruments (in thousands):

	September 24, 2017		December 31, 2016		September 25, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$683,134	$683,134	$759,984	$759,984	$790,284	$790,284
Marketable securities	$45,726	$45,726	$43,638	$43,638	$44,101	$44,101
Derivatives	$724	$724	$29,034	$29,034	$6,606	$6,606
Finance receivables, net	$7,159,632	$7,101,025	$6,921,037	$6,835,458	$7,233,923	$7,149,966
Restricted cash	$63,380	$63,380	$67,147	$67,147	$79,661	$79,661
Liabilities:
Derivatives	$32,414	$32,414	$142	$142	$1,388	$1,388
Unsecured commercial paper	$834,875	$834,875	$1,055,708	$1,055,708	$1,055,428	$1,055,428
Asset-backed U.S. commercial paper conduit facilities	$280,308	$280,308	$—	$—	$—	$—
Asset-backed Canadian commercial paper conduit facility	$122,130	$122,130	$149,338	$149,338	$140,488	$140,488
Medium-term notes	$4,612,083	$4,564,124	$4,139,462	$4,064,940	$4,199,753	$4,063,510
Senior unsecured notes	$774,693	$741,797	$744,552	$741,306	$800,818	$741,144
Asset-backed securitization debt	$430,038	$429,833	$797,688	$796,275	$929,775	$925,619
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

The following tables summarize the fair value of the Company’s derivative financial instruments (in thousands):

	September 24, 2017			December 31, 2016			September 25, 2016
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$746,378	$439	$32,352	$554,551	$28,528	$142	$615,251	$6,337	$1,193
Commodity contracts(c)	1,273	—	62	992	177	—	1,154	110	—
Total	$747,651	$439	$32,414	$555,543	$28,705	$142	$616,405	$6,447	$1,193

	September 24, 2017			December 31, 2016			September 25, 2016
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$4,234	$285	$—	$5,025	$329	$—	$4,488	$159	$195
Total	$4,234	$285	$—	$5,025	$329	$—	$4,488	$159	$195

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Nine months ended
Cash Flow Hedges	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Foreign currency contracts	$(35,687)	$(938)	$(59,335)	$(5,445)
Commodity contracts	(5)	43	(191)	(30)
Treasury rate locks	—	—	(719)	—
Total	$(35,692)	$(895)	$(60,245)	$(5,475)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Expected to be Reclassified
Cash Flow Hedges	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016	Over the Next Twelve Months
Foreign currency contracts(a)	$(7,901)	$2,399	$(1,428)	$6,806	$(31,324)
Commodity contracts(a)	(16)	21	49	(298)	(62)
Treasury rate locks(b)	(126)	(90)	(315)	(271)	(506)
Total	$(8,043)	$2,330	$(1,694)	$6,237	$(31,892)

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense
For the three and nine months ended September 24, 2017 and September 25, 2016, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Nine months ended
Derivatives Not Designated As Hedges	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Commodity contracts(a)	$433	$45	$259	$(179)
Total	$433	$45	$259	$(179)

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
8. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended September 24, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(42,938)	$—	$(6,940)	$(494,067)	$(543,945)
Other comprehensive income (loss) before reclassifications	26,754	—	(35,692)	—	(8,938)
Income tax (benefit) expense	(1,741)	—	13,220	—	11,479
Net other comprehensive income (loss) before reclassifications	25,013	—	(22,472)	—	2,541
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	7,901	—	7,901
Realized (gains) losses - commodities contracts(a)	—	—	16	—	16
Realized (gains) losses - treasury rate locks(b)	—	—	126	—	126
Prior service credits(c)	—	—	—	(287)	(287)
Actuarial losses(c)	—	—	—	11,813	11,813
Total reclassifications before tax	—	—	8,043	11,526	19,569
Income tax benefit	—	—	(2,978)	(4,269)	(7,247)
Net reclassifications	—	—	5,065	7,257	12,322
Other comprehensive income (loss)	25,013	—	(17,407)	7,257	14,863
Balance, end of period	$(17,925)	$—	$(24,347)	$(486,810)	$(529,082)

	Three months ended September 25, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(43,523)	$(1,171)	$543	$(546,010)	$(590,161)
Other comprehensive income (loss) before reclassifications	3,574	(18)	(895)	—	2,661
Income tax expense	279	7	332	—	618
Net other comprehensive income (loss) before reclassifications	3,853	(11)	(563)	—	3,279
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(2,399)	—	(2,399)
Realized (gains) losses - commodities contracts(a)	—	—	(21)	—	(21)
Realized (gains) losses - treasury rate locks(b)	—	—	90	—	90
Prior service credits(c)	—	—	—	(446)	(446)
Actuarial losses(c)	—	—	—	12,472	12,472
Total reclassifications before tax	—	—	(2,330)	12,026	9,696
Income tax expense (benefit)	—	—	862	(4,454)	(3,592)
Net reclassifications	—	—	(1,468)	7,572	6,104
Other comprehensive income (loss)	3,853	(11)	(2,031)	7,572	9,383
Balance, end of period	$(39,670)	$(1,182)	$(1,488)	$(538,438)	$(580,778)

	Nine months ended September 24, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss) before reclassifications	51,834	1,896	(60,245)	—	(6,515)
Income tax (benefit) expense	(1,627)	(702)	22,307	—	19,978
Net other comprehensive income (loss) before reclassifications	50,207	1,194	(37,938)	—	13,463
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	1,428	—	1,428
Realized (gains) losses - commodities contracts(a)	—	—	(49)	—	(49)
Realized (gains) losses - treasury rate locks(b)	—	—	315	—	315
Prior service credits(c)	—	—	—	(865)	(865)
Actuarial losses(c)	—	—	—	35,439	35,439
Total reclassifications before tax	—	—	1,694	34,574	36,268
Income tax benefit	—	—	(627)	(12,805)	(13,432)
Net reclassifications	—	—	1,067	21,769	22,836
Other comprehensive income (loss)	50,207	1,194	(36,871)	21,769	36,299
Balance, end of period	$(17,925)	$—	$(24,347)	$(486,810)	$(529,082)

	Nine months ended September 25, 2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive income (loss) before reclassifications	20,661	(140)	(5,475)	—	15,046
Income tax (benefit) expense	(1,487)	52	2,028	—	593
Net other comprehensive income (loss) before reclassifications	19,174	(88)	(3,447)	—	15,639
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(6,806)	—	(6,806)
Realized (gains) losses - commodities contracts(a)	—	—	298	—	298
Realized (gains) losses - treasury rate locks(b)	—	—	271	—	271
Prior service credits(c)	—	—	—	(1,338)	(1,338)
Actuarial losses(c)	—	—	—	37,416	37,416
Total reclassifications before tax	—	—	(6,237)	36,078	29,841
Income tax expense (benefit)	—	—	2,310	(13,363)	(11,053)
Net reclassifications	—	—	(3,927)	22,715	18,788
Other comprehensive income (loss)	19,174	(88)	(7,374)	22,715	34,427
Balance, end of period	$(39,670)	$(1,182)	$(1,488)	$(538,438)	$(580,778)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified to net income are included in interest expense.

(c)	Amounts reclassified are included in the computation of net periodic benefit cost. See Note 14 for information related to pension and postretirement benefit plans.
9. Debt
Debt with a contractual term of one year or less is generally classified as short-term debt and consisted of the following (in thousands):

	September 24, 2017	December 31, 2016	September 25, 2016
Unsecured commercial paper	$834,875	$1,055,708	$1,055,428
Total short-term debt	$834,875	$1,055,708	$1,055,428

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	September 24, 2017	December 31, 2016	September 25, 2016
Secured debt (Note 10)
Asset-backed Canadian commercial paper conduit facility	$122,130	$149,338	$140,488
Asset-backed U.S. commercial paper conduit facilities	280,308	—	—
Asset-backed securitization debt	430,457	797,755	927,539
Less: unamortized discount and debt issuance costs	(624)	(1,480)	(1,920)
Total secured debt	832,271	945,613	1,066,107

Unsecured notes
2.70% Medium-term notes due in 2017 par value, issued January 2012	—	400,000	400,000
1.55% Medium-term notes due in 2017 par value, issued November 2014	400,000	400,000	400,000
6.80% Medium-term notes due in 2018 par value, issued May 2008	877,488	877,488	877,488
2.25% Medium-term notes due in 2019 par value, issued January 2016	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2019 par value, issued March 2017	150,000	—	—
2.40% Medium-term notes due in 2019 par value, issued September 2014	600,000	600,000	600,000
2.15% Medium-term notes due in 2020 par value, issued February 2015	600,000	600,000	600,000
2.40% Medium-term notes due in 2020 par value, issued March 2017	350,000	—	—
2.85% Medium-term notes due in 2021 par value, issued January 2016	600,000	600,000	600,000
2.55% Medium-term notes due in 2022 par value, issued June 2017	400,000	—	—
3.50% Senior unsecured notes due in 2025 par value, issued July 2015	450,000	450,000	450,000
4.625% Senior unsecured notes due in 2045 par value, issued July 2015	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs	(21,567)	(21,242)	(22,834)
Gross long-term debt	6,138,192	5,751,859	5,870,761
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs	(1,530,401)	(1,084,884)	(700,152)
Total long-term debt	$4,607,791	$4,666,975	$5,170,609
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
The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	September 24, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$511,643	$(15,798)	$40,385	$1,513	$537,743	$429,833
Asset-backed U.S. commercial paper conduit facilities	298,197	(9,233)	14,922	927	304,813	280,308
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	139,413	(2,560)	8,073	350	145,276	122,130
Total on-balance sheet assets and liabilities	$949,253	$(27,591)	$63,380	$2,790	$987,832	$832,271

	December 31, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$893,804	$(25,468)	$57,057	$2,452	$927,845	$796,275
Asset-backed U.S. commercial paper conduit facilities	—	—	—	329	329	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	165,719	(3,573)	10,090	426	172,662	149,338
Total on-balance sheet assets and liabilities	$1,059,523	$(29,041)	$67,147	$3,207	$1,100,836	$945,613

	September 25, 2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$1,019,378	$(27,847)	$69,364	$2,893	$1,063,788	$925,619
Asset-backed U.S. commercial paper conduit facilities	—	—	—	150	150	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	155,130	(3,244)	10,297	351	162,534	140,488
Total on-balance sheet assets and liabilities	$1,174,508	$(31,091)	$79,661	$3,394	$1,226,472	$1,066,107
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
There were no on-balance sheet asset-backed securitization transactions during the nine months ended September 24, 2017 or September 25, 2016.
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
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 24, 2017, the U.S. Conduit Facilities have an expiration date of December 13, 2017.

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
In January, April, and July 2017, the Company transferred $333.4 million, $28.2 million, and $34.1 million, respectively, of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million, $24.0 million, and $29.6 million, respectively, of debt under the U.S. Conduit Facilities. The contractual maturity of the debt is approximately 5 years. The VIE had no borrowings outstanding under the U.S. Conduit Facilities at December 31, 2016 or September 25, 2016.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2017, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 24, 2017, the Canadian Conduit has an expiration date of June 30, 2018.

The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company doesn’t consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, doesn’t meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $23.1 million at September 24, 2017. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2017		2016
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,300	$5,500	$6,600	$5,800
Second quarter	14,200	12,400	31,400	27,500
Third quarter	—	—	—	—
	$20,500	$17,900	$38,000	$33,300
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the nine months ended September 24, 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At September 24, 2017, the assets of this off-balance sheet asset-backed securitization VIE were $165.2 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at September 24, 2017. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $1.5 million and $1.0 million during the nine months ended September 24, 2017 and September 25, 2016, respectively.

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	September 24, 2017	December 31, 2016	September 25, 2016
On-balance sheet retail motorcycle finance receivables	$6,185,144	$5,839,467	$6,017,065
Off-balance sheet retail motorcycle finance receivables	165,169	236,706	262,583
Total serviced retail motorcycle finance receivables	$6,350,313	$6,076,173	$6,279,648
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	September 24, 2017	December 31, 2016	September 25, 2016
On-balance sheet retail motorcycle finance receivables	$203,450	$221,393	$192,891
Off-balance sheet retail motorcycle finance receivables	1,720	1,858	1,235
Total serviced retail motorcycle finance receivables	$205,170	$223,251	$194,126
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
On-balance sheet retail motorcycle finance receivables	$27,199	$26,380	$76,820	$69,498
Off-balance sheet retail motorcycle finance receivables	299	270	865	285
Total serviced retail motorcycle finance receivables	$27,498	$26,650	$77,685	$69,783
11. Income Taxes
The Company’s 2017 income tax rate for the nine months ended September 24, 2017 was 33.2% compared to 32.9% for the nine months ended September 25, 2016. In the third quarter of 2017, the Company's income tax rate was favorably impacted by increased research and development tax credits, as well as benefits recognized in connection with the release of tax reserves associated with tax audits that were closed. The tax provision for income taxes for the nine months ended September 25, 2016 included discrete benefits also associated with the closing of tax audits during the period.
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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Balance, beginning of period	$80,681	$82,480	$79,482	$74,217
Warranties issued during the period	11,802	11,107	46,638	49,321
Settlements made during the period	(22,322)	(30,512)	(62,855)	(71,354)
Recalls and changes to pre-existing warranty liabilities	646	22,448	7,542	33,339
Balance, end of period	$70,807	$85,523	$70,807	$85,523
The liability for recall campaigns was $6.2 million, $13.6 million and $19.5 million as of September 24, 2017, December 31, 2016 and September 25, 2016, respectively.
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Numerator:
Net income used in computing basic and diluted earnings per share	$68,209	$114,065	$513,445	$644,985
Denominator:
Denominator for basic earnings per share - weighted-average common shares	169,850	178,438	173,362	180,779
Effect of dilutive securities - employee stock compensation plan	838	882	941	803
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	170,688	179,320	174,303	181,582
Earnings per common share:
Basic	$0.40	$0.64	$2.96	$3.57
Diluted	$0.40	$0.64	$2.95	$3.55
Outstanding options to purchase 0.9 million and 1.2 million shares of common stock for the three months ended September 24, 2017 and September 25, 2016, respectively, and 0.8 million and 1.5 million shares of common stock for the nine months ended September 24, 2017 and September 25, 2016, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine month periods ended September 24, 2017 and September 25, 2016.

14. Employee Benefit Plans
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

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Pension and SERPA Benefits
Service cost	$7,896	$8,359	$23,688	$25,077
Interest cost	21,269	22,707	63,807	68,121
Expected return on plan assets	(35,345)	(36,445)	(106,035)	(109,335)
Amortization of unrecognized:
Prior service cost	256	255	764	765
Net loss	10,998	11,588	32,994	34,764
Settlement loss	—	300	—	900
Net periodic benefit cost	$5,074	$6,764	$15,218	$20,292
Postretirement Healthcare Benefits
Service cost	$1,875	$1,870	$5,625	$5,610
Interest cost	3,412	3,704	10,236	11,112
Expected return on plan assets	(3,156)	(3,017)	(9,468)	(9,051)
Amortization of unrecognized:
Prior service credit	(543)	(701)	(1,629)	(2,103)
Net loss	815	884	2,445	2,652
Net periodic benefit cost	$2,403	$2,740	$7,209	$8,220
During the first nine months of 2017, the Company voluntarily contributed $25.0 million in cash to further fund its qualified pension plan. There are no required or planned contributions to the qualified pension plan for the remainder of 2017. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
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

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Motorcycles net revenue	$962,136	$1,091,630	$3,867,982	$4,338,353
Gross profit	276,975	367,019	1,330,083	1,564,857
Selling, administrative and engineering expense	257,327	258,090	751,946	800,722
Operating income from Motorcycles	19,648	108,929	578,137	764,135
Financial Services revenue	189,059	183,183	550,314	547,505
Financial Services expense	111,999	113,736	338,683	332,114
Operating income from Financial Services	77,060	69,447	211,631	215,391
Operating income	$96,708	$178,376	$789,768	$979,526

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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. Following the required public comment period, the Company anticipates the EPA will move the court to finalize the Settlement in the coming months. The Company has a reserve associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the Consolidated Balance Sheets. While much of the work on the RI/FS is complete, it is still under agency review and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS that is finally approved or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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

National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures and applies to model year 2008-2013 Touring and model year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.

17. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Three months ended September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$964,942	$—	$(2,806)	$962,136
Financial Services	—	189,932	(873)	189,059
Total revenue	964,942	189,932	(3,679)	1,151,195
Costs and expenses:
Motorcycles and Related Products cost of goods sold	685,161	—	—	685,161
Financial Services interest expense	—	46,169	—	46,169
Financial Services provision for credit losses	—	29,253	—	29,253
Selling, administrative and engineering expense	257,723	39,383	(3,202)	293,904
Total costs and expenses	942,884	114,805	(3,202)	1,054,487
Operating income	22,058	75,127	(477)	96,708
Investment income	91,083	—	(90,000)	1,083
Interest expense	7,896	—	—	7,896
Income before provision for income taxes	105,245	75,127	(90,477)	89,895
Provision for income taxes	(6,134)	27,820	—	21,686
Net income	$111,379	$47,307	$(90,477)	$68,209

	Nine months ended September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,875,669	$—	$(7,687)	$3,867,982
Financial Services	—	552,201	(1,887)	550,314
Total revenue	3,875,669	552,201	(9,574)	4,418,296
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,537,899	—	—	2,537,899
Financial Services interest expense	—	133,866	—	133,866
Financial Services provision for credit losses	—	99,059	—	99,059
Selling, administrative and engineering expense	753,232	113,445	(8,973)	857,704
Total costs and expenses	3,291,131	346,370	(8,973)	3,628,528
Operating income	584,538	205,831	(601)	789,768
Investment income	198,539	—	(196,000)	2,539
Interest expense	23,295	—	—	23,295
Income before provision for income taxes	759,782	205,831	(196,601)	769,012
Provision for income taxes	179,058	76,509	—	255,567
Net income	$580,724	$129,322	$(196,601)	$513,445

	Three months ended September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,094,148	$—	$(2,518)	$1,091,630
Financial Services	—	183,706	(523)	183,183
Total revenue	1,094,148	183,706	(3,041)	1,274,813
Costs and expenses:
Motorcycles and Related Products cost of goods sold	724,611	—	—	724,611
Financial Services interest expense	—	42,573	—	42,573
Financial Services provision for credit losses	—	36,543	—	36,543
Selling, administrative and engineering expense	258,541	37,139	(2,970)	292,710
Total costs and expenses	983,152	116,255	(2,970)	1,096,437
Operating income	110,996	67,451	(71)	178,376
Investment income	2,300	—	—	2,300
Interest expense	7,706	—	—	7,706
Income before provision for income taxes	105,590	67,451	(71)	172,970
Provision for income taxes	33,895	25,010	—	58,905
Net income	$71,695	$42,441	$(71)	$114,065

	Nine months ended September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,346,166	$—	$(7,813)	$4,338,353
Financial Services	—	549,162	(1,657)	547,505
Total revenue	4,346,166	549,162	(9,470)	4,885,858
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,773,496	—	—	2,773,496
Financial Services interest expense	—	131,387	—	131,387
Financial Services provision for credit losses	—	97,127	—	97,127
Selling, administrative and engineering expense	802,139	111,414	(9,231)	904,322
Total costs and expenses	3,575,635	339,928	(9,231)	3,906,332
Operating income	770,531	209,234	(239)	979,526
Investment income	186,754	—	(183,000)	3,754
Interest expense	21,968	—	—	21,968
Income before provision for income taxes	935,317	209,234	(183,239)	961,312
Provision for income taxes	238,256	78,071	—	316,327
Net income	$697,061	$131,163	$(183,239)	$644,985

	September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$311,029	$372,105	$—	$683,134
Accounts receivable, net	690,152	—	(347,028)	343,124
Finance receivables, net	—	2,058,168	—	2,058,168
Inventories	469,091	—	—	469,091
Restricted cash	—	52,209	—	52,209
Other current assets	146,012	46,956	(10,552)	182,416
Total current assets	1,616,284	2,529,438	(357,580)	3,788,142
Finance receivables, net	—	5,042,857	—	5,042,857
Property, plant and equipment, net	892,260	42,355	—	934,615
Goodwill	55,898	—	—	55,898
Deferred income taxes	109,116	73,424	(1,965)	180,575
Other long-term assets	149,257	22,499	(85,484)	86,272
	$2,822,815	$7,710,573	$(445,029)	$10,088,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,205	$366,940	$(347,028)	$277,117
Accrued liabilities	479,753	104,814	(10,609)	573,958
Short-term debt	—	834,875	—	834,875
Current portion of long-term debt, net	—	1,530,401	—	1,530,401
Total current liabilities	736,958	2,837,030	(357,637)	3,216,351
Long-term debt, net	741,797	3,865,994	—	4,607,791
Pension liability	52,471	—	—	52,471
Postretirement healthcare liability	162,925	—	—	162,925
Other long-term liabilities	154,696	34,071	3,234	192,001
Commitments and contingencies (Note 16)
Shareholders’ equity	973,968	973,478	(90,626)	1,856,820
	$2,822,815	$7,710,573	$(445,029)	$10,088,359

	December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$425,540	$334,444	$—	$759,984
Marketable securities	5,019	500	—	5,519
Accounts receivable, net	450,186	—	(165,080)	285,106
Finance receivables, net	—	2,076,261	—	2,076,261
Inventories	499,917	—	—	499,917
Restricted cash	—	52,574	—	52,574
Other current assets	127,606	46,934	(49)	174,491
Total current assets	1,508,268	2,510,713	(165,129)	3,853,852
Finance receivables, net	—	4,759,197	—	4,759,197
Property, plant and equipment, net	942,634	38,959	—	981,593
Goodwill	53,391	—	—	53,391
Deferred income taxes	103,487	66,152	(1,910)	167,729
Other long-term assets	132,835	24,769	(83,126)	74,478
	$2,740,615	$7,399,790	$(250,165)	$9,890,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,353	$181,045	$(165,080)	$235,318
Accrued liabilities	395,907	90,910	(165)	486,652
Short-term debt	—	1,055,708	—	1,055,708
Current portion of long-term debt, net	—	1,084,884	—	1,084,884
Total current liabilities	615,260	2,412,547	(165,245)	2,862,562
Long-term debt, net	741,306	3,925,669	—	4,666,975
Pension liability	84,442	—	—	84,442
Postretirement healthcare liability	173,267	—	—	173,267
Other long-term liabilities	150,391	29,697	2,748	182,836
Commitments and contingencies (Note 16)
Shareholders’ equity	975,949	1,031,877	(87,668)	1,920,158
	$2,740,615	$7,399,790	$(250,165)	$9,890,240

	September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$438,875	$351,409	$—	$790,284
Marketable securities	5,038	—	—	5,038
Accounts receivable, net	751,770	—	(405,594)	346,176
Finance receivables, net	—	2,205,644	—	2,205,644
Inventories	426,547	—	—	426,547
Restricted cash	—	65,088	—	65,088
Deferred income taxes	61,611	61,998	—	123,609
Other current assets	110,060	41,305	(11,407)	139,958
Total current assets	1,793,901	2,725,444	(417,001)	4,102,344
Finance receivables, net	—	4,944,322	—	4,944,322
Property, plant and equipment, net	917,984	36,491	—	954,475
Goodwill	54,663	—	—	54,663
Deferred income taxes	73,639	9,066	(1,874)	80,831
Other long-term assets	133,441	24,605	(82,455)	75,591
	$2,973,628	$7,739,928	$(501,330)	$10,212,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,945	$428,243	$(405,594)	$291,594
Accrued liabilities	419,675	98,268	(11,410)	506,533
Short-term debt	—	1,055,428	—	1,055,428
Current portion of long-term debt, net	—	700,152	—	700,152
Total current liabilities	688,620	2,282,091	(417,004)	2,553,707
Long-term debt, net	741,144	4,429,465	—	5,170,609
Pension liability	120,494	—	—	120,494
Postretirement healthcare liability	182,825	—	—	182,825
Other long-term liabilities	160,784	28,425	3,014	192,223
Commitments and contingencies (Note 16)
Shareholders’ equity	1,079,761	999,947	(87,340)	1,992,368
	$2,973,628	$7,739,928	$(501,330)	$10,212,226

	Nine months ended September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$580,724	$129,322	$(196,601)	$513,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	158,938	5,036	—	163,974
Amortization of deferred loan origination costs	—	62,052	—	62,052
Amortization of financing origination fees	491	5,621	—	6,112
Provision for long-term employee benefits	22,427	—	—	22,427
Employee benefit plan contributions and payments	(43,060)	—	—	(43,060)
Stock compensation expense	23,223	2,358	—	25,581
Net change in wholesale finance receivables related to sales	—	—	36,678	36,678
Provision for credit losses	—	99,059	—	99,059
Deferred income taxes	3,450	(8,656)	55	(5,151)
Other, net	(14,671)	2,946	603	(11,122)
Changes in current assets and liabilities:
Accounts receivable, net	(211,115)	—	181,948	(29,167)
Finance receivables - accrued interest and other	—	317	—	317
Inventories	50,016	—	—	50,016
Accounts payable and accrued liabilities	75,957	199,855	(187,054)	88,758
Derivative instruments	2,708	44	—	2,752
Other	(45,830)	1,731	10,503	(33,596)
Total adjustments	22,534	370,363	42,733	435,630
Net cash provided by operating activities	603,258	499,685	(153,868)	949,075

	Nine months ended September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(105,591)	(8,431)	—	(114,022)
Origination of finance receivables	—	(5,791,241)	2,863,869	(2,927,372)
Collections on finance receivables	—	5,386,123	(2,906,001)	2,480,122
Sales and redemptions of marketable securities	6,916	—	—	6,916
Other	356	—	—	356
Net cash used by investing activities	(98,319)	(413,549)	(42,132)	(554,000)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	893,668	—	893,668
Repayments of medium-term notes	—	(400,000)	—	(400,000)
Repayments of securitization debt	—	(367,298)	—	(367,298)
Borrowings of asset-backed commercial paper	—	371,253	—	371,253
Repayments of asset-backed commercial paper	—	(129,690)	—	(129,690)
Net decrease in credit facilities and unsecured commercial paper	—	(225,038)	—	(225,038)
Net change in restricted cash	—	3,767	—	3,767
Dividends paid	(190,121)	(196,000)	196,000	(190,121)
Purchase of common stock for treasury	(465,167)	—	—	(465,167)
Issuance of common stock under employee stock option plans	7,884	—	—	7,884
Net cash used by financing activities	(647,404)	(49,338)	196,000	(500,742)
Effect of exchange rate changes on cash and cash equivalents	27,954	863	—	28,817
Net (decrease) increase in cash and cash equivalents	$(114,511)	$37,661	$—	$(76,850)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$425,540	$334,444	$—	$759,984
Net (decrease) increase in cash and cash equivalents	(114,511)	37,661	—	(76,850)
Cash and cash equivalents—end of period	$311,029	$372,105	$—	$683,134

	Nine months ended September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$697,061	$131,163	$(183,239)	$644,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	148,851	5,714	—	154,565
Amortization of deferred loan origination costs	—	65,445	—	65,445
Amortization of financing origination fees	491	6,721	—	7,212
Provision for long-term employee benefits	28,508	—	—	28,508
Employee benefit plan contributions and payments	(47,658)	—	—	(47,658)
Stock compensation expense	23,056	1,853	—	24,909
Net change in wholesale finance receivables related to sales	—	—	(169,599)	(169,599)
Provision for credit losses	—	97,127	—	97,127
Gain on off-balance sheet asset-backed securitization	—	(9,269)	—	(9,269)
Loss on extinguishment of debt	—	118	—	118
Deferred income taxes	(574)	(10,419)	(268)	(11,261)
Other, net	(24,157)	648	239	(23,270)
Changes in current assets and liabilities:
Accounts receivable, net	(348,996)	—	262,200	(86,796)
Finance receivables - accrued interest and other	—	364	—	364
Inventories	173,975	—	—	173,975
Accounts payable and accrued liabilities	74,269	277,142	(254,221)	97,190
Derivative instruments	(1,992)	—	—	(1,992)
Other	(18,924)	2,180	—	(16,744)
Total adjustments	6,849	437,624	(161,649)	282,824
Net cash provided by operating activities	703,910	568,787	(344,888)	927,809

	Nine months ended September 25, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(155,967)	(6,759)	—	(162,726)
Origination of finance receivables	—	(6,297,040)	3,287,561	(3,009,479)
Collections on finance receivables	—	5,566,139	(3,125,673)	2,440,466
Proceeds from finance receivables sold	—	312,571	—	312,571
Sales and redemptions of marketable securities	40,014	—	—	40,014
Other	251	—	—	251
Net cash used by investing activities	(115,702)	(425,089)	161,888	(378,903)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(451,336)	—	(451,336)
Repayments of securitization debt	—	(535,616)	—	(535,616)
Borrowings of asset-backed commercial paper	—	33,428	—	33,428
Repayments of asset-backed commercial paper	—	(55,170)	—	(55,170)
Net decrease in credit facilities and unsecured commercial paper	—	(146,328)	—	(146,328)
Net change in restricted cash	—	30,981	—	30,981
Dividends paid	(190,387)	(183,000)	183,000	(190,387)
Purchase of common stock for treasury	(374,234)	—	—	(374,234)
Excess tax benefits from share-based payments	1,291	—	—	1,291
Issuance of common stock under employee stock option plans	6,444	—	—	6,444
Net cash used by financing activities	(556,886)	(113,645)	183,000	(487,531)
Effect of exchange rate changes on cash and cash equivalents	7,110	(410)	—	6,700
Net increase in cash and cash equivalents	$38,432	$29,643	$—	$68,075
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$400,443	$321,766	$—	$722,209
Net increase in cash and cash equivalents	38,432	29,643	—	68,075
Cash and cash equivalents—end of period	$438,875	$351,409	$—	$790,284

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of October 17, 2017, the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 2, 2017) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income was $68.2 million, or $0.40 per diluted share, for the third quarter of 2017 compared to $114.1 million, or $0.64 per diluted share, in the third quarter of 2016. Operating income from the Motorcycles segment decreased $89.3 million or 82.0% compared to last year’s third quarter on lower wholesale motorcycle shipments. Motorcycle shipments were down 14.3% compared to the same quarter last year, reflecting the Company's decision to slow production and shipments in response to the weak U.S. motorcycle industry. Operating income from the Financial Services segment in the third quarter of 2017 was $77.1 million, up 11.0% compared to the year-ago quarter due primarily to a lower provision for credit losses.
Worldwide retail sales of new Harley-Davidson motorcycles were down 6.9% compared to the third quarter of 2016. In the U.S., retail sales were down 8.1%, while international markets declined 4.6%, compared to the prior year third quarter. The decline in the U.S. was substantial, but generally in line with the Company's expectations, as the U.S. industry continued to face significant headwinds. International performance was below the Company's expectations behind substantial weakness in Japan, Australia and Mexico. In this challenging environment, the Company will continue to take the actions necessary to position itself for strength. These actions include the following:

•	Addressing market issues in the U.S. through disciplined supply management

•	Managing cost aggressively in the near-term while continuing to invest in the future

•	Focusing relentlessly on long-term strategies

Outlook(1)
On October 17, 2017, the Company provided the following information concerning its expectations for the Company for 2017:

The Company continues to expect to ship 241,000 to 246,000 motorcycles to dealers worldwide in 2017, which is down approximately 6% to 8% from 2016 and takes into account the Company's expectation of lower U.S. year-end new Harley-Davidson motorcycle retail inventory as compared to 2016. In addition, the Company expects shipments of 46,700 to 51,700 motorcycles in the fourth quarter of 2017 compared to 42,414 motorcycles shipped in the fourth quarter of 2016.
Given the lower than expected gross margin (gross profit as a percent of revenue) results for the third quarter of 2017, the Company expects full-year gross margin for the Motorcycles segment to be down compared to 2016. It had previously expected gross margin to be down modestly compared to 2016. The Company continues to expect operating expenses for the Motorcycles segment, including selling, administrative and engineering expenses, to be down compared to 2016 and expects full-year operating expenses as a percent of revenue to be flat compared to 2016. The Company had previously expected operating expenses as a percent of revenue to be up slightly compared to 2016. The Company continues to expect operating income as a percent of revenue for the Motorcycles segment to be down approximately one percentage point, compared to 2016.

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
The Company expects its full-year 2017 effective income tax rate to be approximately 33.4%, down from its previous expectation of 34.5%. This guidance excludes the effect of any potential future adjustments such as new tax legislation or audit settlements which are recorded as discrete tax items in the period in which they are settled.
Results of Operations for the Three Months Ended September 24, 2017
Compared to the Three Months Ended September 25, 2016
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 24, 2017	September 25, 2016	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$19,648	$108,929	$(89,281)	(82.0)%
Operating income from Financial Services	77,060	69,447	7,613	11.0
Operating income	96,708	178,376	(81,668)	(45.8)
Investment income	1,083	2,300	(1,217)	(52.9)
Interest expense	7,896	7,706	190	2.5
Income before income taxes	89,895	172,970	(83,075)	(48.0)
Provision for income taxes	21,686	58,905	(37,219)	(63.2)
Net income	$68,209	$114,065	$(45,856)	(40.2)%
Diluted earnings per share	$0.40	$0.64	$(0.24)	(37.5)%
Consolidated operating income was down $81.7 million in the third quarter of 2017, or 45.8%, compared to the same period last year. Operating income from the Motorcycles segment declined $89.3 million, or 82.0%, compared to the third quarter of 2016, and operating income from the Financial Services segment increased $7.6 million, or 11.0%, compared to the third quarter of 2016. Please refer to the “Motorcycles & Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the third quarter of 2017 was 24.1% compared to 34.1% for the third quarter of 2016. In the third quarter of 2017, the Company’s income tax rate was favorably impacted by increased research and development tax credits as well as benefits recognized in connection with the release of tax reserves associated with tax audits that were closed.

Diluted earnings per share were $0.40 in the third quarter of 2017, down 37.5% from the same period in the prior year. Diluted earnings per share were adversely impacted by the 40.2% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 179.3 million in the third quarter of 2016 to 170.7 million in the third quarter of 2017, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	September 30, 2017	September 30, 2016	(Decrease) Increase	% Change
United States	41,793	45,469	(3,676)	(8.1)%

Europe(b)	8,970	8,807	163	1.9
EMEA - Other	1,108	1,417	(309)	(21.8)
Total EMEA	10,078	10,224	(146)	(1.4)

Japan	2,331	2,762	(431)	(15.6)
Asia Pacific - Other	5,126	5,232	(106)	(2.0)
Total Asia Pacific	7,457	7,994	(537)	(6.7)

Latin America	2,306	2,605	(299)	(11.5)
Canada	2,575	2,663	(88)	(3.3)
Total International Retail Sales	22,416	23,486	(1,070)	(4.6)
Total Worldwide Retail Sales	64,209	68,955	(4,746)	(6.9)%

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

The Company believes the U.S. retail sales decrease in the third quarter of 2017 was driven by very weak U.S. industry sales of new motorcycles, partially offset by market share gains. The Company believes the weak industry conditions were further adversely impacted by soft used motorcycle prices and the hurricanes in Texas and the Southeast during the quarter. The Company estimates the impact of the hurricanes accounted for approximately 1.5 to 2 percentage points of the Harley-Davidson retail sales decline during the quarter. The Company also believes its decision to limit wholesale shipments of model year 2018 motorcycles, which allowed dealers to reduce model year 2017 inventory, had an adverse impact on U.S. retail sales during the quarter.

Despite the disappointing industry trends for new motorcycle sales, there were positive market indicators related to the sale of used Harley-Davidson motorcycles. First, year-to-date sales of used Harley-Davidson motorcycles in the U.S. through August 2017 were higher compared to 2016. (Source: Based on IHS Markit Used 601+ cc On-Highway and Dual purpose Motorcycle Registrations for Jan - Aug 2016 and 2017). Second, during the third quarter of 2017, used wholesale motorcycle prices at auction in the U.S. remained firm compared to year-ago values and third-party pricing services continued to publish higher year-over-year retail values for used Harley-Davidson motorcycles. Finally, retail prices for used Harley-Davidson motorcycles in the U.S. also increased during the third quarter of 2017 in the broader market, particularly in our dealer network after being down year-over-year each quarter since the beginning of 2015.

The Company's U.S. market share of 601+cc new motorcycles for the third quarter of 2017 was 53.1%, up 0.8 percentage points compared to the same period last year (Source: Motorcycle Industry Council). The Company believes that market share gains in the quarter were driven by strong demand for its large Cruiser motorcycles behind the introduction of the new model year 2018 Softail motorcycles and sales to the Company's new rental partner to establish its initial fleet. In May 2017, the Company announced a new rental partnership through which Harley-Davidson motorcycles can be rented at an expanded number of U.S. locations including select Harley-Davidson dealerships.

International retail sales in the third quarter of 2017 were down behind substantial weakness in Japan, Australia and Mexico. With the exception of these markets, developed markets generally performed well and emerging markets were up over the prior quarter. However, given the lower than expected retail sales results in the third quarter of 2017, the Company no longer expects international retail sales growth in the second half of 2017.

While international sales were below expectations in the third quarter of 2017, the Company believes that its strong brand, products and distribution network will drive sustainable growth in international markets over time. The Company remains committed to its long-term international growth strategy. Looking forward, it expects international retail sales will benefit from:

•Full availability of Street RodTM
•Increasing availability of MY 2018 motorcycles
•Expanding its dealer network, and
•Relatively easier year-over-year comparisons

In EMEA, retail sales in the third quarter of 2017 were down modestly compared to the third quarter of 2016. Growth in Europe was offset by declines in the Middle East and Africa. The Company believes underlying demand remains strong in EMEA, especially for the Milwaukee-EightTM-powered motorcycles and Street RodTM motorcycles. Initial retail sales of the new model year 2018 Softail motorcycles have also been very positive.

In the Asia Pacific region, retail sales during the third quarter of 2017 were adversely impacted by lower sales in Australia and Japan. Conversely, in the aggregate, emerging markets in the region have been gaining momentum and were strong in the third quarter of 2017.

Retail sales in Latin America were down in the third quarter of 2017 compared to 2016, driven by declines in Mexico, partially offset by gains in Brazil. Retail sales in Mexico have weakened significantly in 2017 due in part to the earthquakes near Mexico City.

Finally, retail sales in Canada were down in the third quarter of 2017 compared to the prior year in a highly competitive environment.

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 24, 2017		September 25, 2016		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	19,668	47.2%	26,269	54.0%	(6,601)	(25.1)%
International	21,994	52.8%	22,342	46.0%	(348)	(1.6)
Harley-Davidson motorcycle units	41,662	100.0%	48,611	100.0%	(6,949)	(14.3)%
Touring motorcycle units	14,674	35.2%	23,295	47.9%	(8,621)	(37.0)%
Cruiser motorcycle units	17,292	41.5%	13,986	28.8%	3,306	23.6
Sportster® / Street motorcycle units	9,696	23.3%	11,330	23.3%	(1,634)	(14.4)
Harley-Davidson motorcycle units	41,662	100.0%	48,611	100.0%	(6,949)	(14.3)%
 The Company shipped 41,662 Harley-Davidson motorcycles worldwide during the third quarter of 2017, which was 14.3% lower than the third quarter of 2016 and in line with the Company's expectations. In the third quarter of 2017, the Company reduced shipments to U.S. dealers which allowed them to focus on selling model year 2017 motorcycles and reduce retail inventory levels as the Company launched its model year 2018 motorcycles. As a result, throughout the third quarter of 2017, U.S. retail inventory of new Harley-Davidson motorcycles was down 20% to 30% compared to the prior year and ended the quarter down approximately 12,200 motorcycles compared to the same point last year. The Company expects 2017 year-end U.S. dealer inventory of new Harley-Davidson motorcycles will be down from prior year-end levels.(1)
Shipments of Cruiser motorcycles as a percentage of total shipments increased, while shipments of Touring motorcycles as a percentage of total shipments decreased in the third quarter of 2017 compared to the prior year. The higher shipment mix of Cruiser motorcycles reflected the initial dealer fill of the Company's new model year 2018 Softail motorcycles. The Softail motorcycle platform was completely redesigned for model year 2018 and merges the former Softail and Dyna platforms.
Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 24, 2017	September 25, 2016	(Decrease) Increase	% Change
Revenue:
Motorcycles	$653,345	$788,856	$(135,511)	(17.2)%
Parts & Accessories	229,709	231,279	(1,570)	(0.7)
General Merchandise	72,687	65,289	7,398	11.3
Other	6,395	6,206	189	3.0
Total revenue	962,136	1,091,630	(129,494)	(11.9)
Cost of goods sold	685,161	724,611	(39,450)	(5.4)
Gross profit	276,975	367,019	(90,044)	(24.5)
Selling & administrative expense	212,919	217,946	(5,027)	(2.3)
Engineering expense	44,408	40,144	4,264	10.6
Operating expense	257,327	258,090	(763)	(0.3)
Operating income from Motorcycles	$19,648	$108,929	$(89,281)	(82.0)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2016 to the third quarter of 2017 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 25, 2016	$1,091.6	$724.6	$367.0
Volume	(127.6)	(78.0)	(49.6)
Price, net of related cost	23.5	17.0	6.5
Foreign currency exchange rates and hedging	10.9	6.4	4.5
Shipment mix	(36.3)	(9.6)	(26.7)
Raw material prices	—	3.0	(3.0)
Manufacturing and other costs	—	21.7	(21.7)
Total	(129.5)	(39.5)	(90.0)
Three months ended September 24, 2017	$962.1	$685.1	$277.0
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2016 to the third quarter of 2017:

•
The decrease in volume was due to lower wholesale motorcycle shipments. P&A sales were also down slightly but outperformed motorcycle revenue on a percentage basis driven by increased sales in international markets. General merchandise sales were up compared to prior year and benefited from the sale of new merchandise introduced to dealers in August 2017, including the 115th anniversary collection.

•
On average, wholesale prices for the Company’s model year 2018 motorcycles were higher than the prior model year resulting in a favorable impact on revenue which was partially offset by increased cost related to the additional content added to the model year 2018 motorcycles. Weighted-average wholesale and suggested retail prices for new model year 2018 motorcycles increased approximately 3 percent. Adjusting for the cost of the new content, pricing net of costs increased approximately 1 percentage point expressed as a percent of revenue.

•
Revenue was positively impacted by stronger foreign currency rates, relative to the U.S. dollar, as compared to the same quarter last year. However, the favorable revenue impact was partially offset by the net unfavorable impact on cost that resulted from hedging activities and remeasuring foreign-denominated balance sheet accounts, as compared to the same period last year.

•	Shipment mix changes had a negative impact on revenue and gross profit primarily driven by a decreased mix of Touring motorcycles and a higher mix of the Company's new Softail motorcycles.

•	Raw material prices were higher due primarily to increased steel and aluminum costs.

•	Manufacturing costs were negatively impacted by lower fixed cost absorption due to lower production and higher model year start up costs.

Operating expenses decreased slightly during the third quarter of 2017 despite increased marketing and product development investments which were offset by lower expenses in other areas due in large part to the Company's aggressive expense management.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 24, 2017	September 25, 2016	Increase (Decrease)	% Change
Interest income	$163,831	$160,005	$3,826	2.4%
Other income	24,777	22,472	2,305	10.3
Securitization and servicing income	451	706	(255)	(36.1)
Financial Services revenue	189,059	183,183	5,876	3.2
Interest expense	46,169	42,573	3,596	8.4
Provision for credit losses	29,253	36,543	(7,290)	(19.9)
Operating expenses	36,577	34,620	1,957	5.7
Financial Services expense	111,999	113,736	(1,737)	(1.5)
Operating income from Financial Services	$77,060	$69,447	$7,613	11.0%
Interest income for the third quarter of 2017 increased due to higher average retail receivables, partially offset by lower average wholesale receivables and lower average yields across the portfolios. Other income was favorable primarily due to increased licensing revenue.
Interest expense increased due to higher cost of funds and an increase in average outstanding debt.
The provision for credit losses decreased in the third quarter of 2017 as compared to the third quarter of 2016 driven by a decrease in the retail motorcycle provision. The retail motorcycle provision decreased $7.3 million as a result of a smaller increase in the retail reserve rates and a smaller increase in receivables partially offset by higher credit losses. Credit losses were higher as a result of unfavorable performance across the retail motorcycle portfolio.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 24, 2017	September 25, 2016
Balance, beginning of period	$193,528	$161,353
Provision for credit losses	29,253	36,543
Charge-offs, net of recoveries	(27,199)	(26,380)
Balance, end of period	$195,582	$171,516

Results of Operations for the Nine Months Ended September 24, 2017
Compared to the Nine Months Ended September 25, 2016
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 24, 2017	September 25, 2016	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$578,137	$764,135	$(185,998)	(24.3)%
Operating income from Financial Services	211,631	215,391	(3,760)	(1.7)
Operating income	789,768	979,526	(189,758)	(19.4)
Investment income	2,539	3,754	(1,215)	(32.4)
Interest expense	23,295	21,968	1,327	6.0
Income before income taxes	769,012	961,312	(192,300)	(20.0)
Provision for income taxes	255,567	316,327	(60,760)	(19.2)
Net income	$513,445	$644,985	$(131,540)	(20.4)%
Diluted earnings per share	$2.95	$3.55	$(0.60)	(16.9)%
Consolidated operating income was down 19.4% in the first nine months of 2017 primarily due to a decrease in operating income from the Motorcycles segment of $186.0 million, or 24.3%, compared to the first nine months of 2016. Operating income from the Financial Services segment declined by $3.8 million in the first nine months of 2017 compared to the same period last year. Please refer to the “Motorcycles & Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for the first nine months of 2017 was 33.2% compared to 32.9% for same period in 2016.
Diluted earnings per share were $2.95 in the first nine months of 2017, down 16.9% from the same period in the prior year on lower net income partially offset by the positive impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 181.6 million in the first nine months of 2016 to 174.3 million in the first nine months of 2017, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Nine months ended
	September 30, 2017	September 30, 2016	(Decrease) Increase	% Change
United States	124,777	135,581	(10,804)	(8.0)%

Europe(b)	33,311	32,841	470	1.4
EMEA - Other	4,164	5,106	(942)	(18.4)
Total EMEA	37,475	37,947	(472)	(1.2)

Japan	6,994	7,631	(637)	(8.3)
Asia Pacific - Other	15,634	16,510	(876)	(5.3)
Total Asia Pacific	22,628	24,141	(1,513)	(6.3)

Latin America	7,003	7,064	(61)	(0.9)
Canada	8,763	8,946	(183)	(2.0)
Total International Retail Sales	75,869	78,098	(2,229)	(2.9)
Total Worldwide Retail Sales	200,646	213,679	(13,033)	(6.1)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

(b)
Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. The EMEA Europe total for the nine months ended September 30, 2016 includes 251 units originally reported in the EMEA-Other total.

The Company believes 2017 U.S. retail sales of its motorcycles were negatively impacted by on-going U.S. industry headwinds which the Company expects will continue.(1) The Company's U.S. market share of new 601+cc motorcycles for the first nine months of 2017 was 50.7%, down 0.1 percentage points compared to the same period last year (Source: Motorcycle Industry Council).

In EMEA, retail sales were down modestly compared to the first nine months of 2016, with increased sales in Europe offset by lower sales in the Middle East and Africa. The Company's market share in Europe through September 2017 was 9.6%, down 0.6 percentage points from the prior year (Source: Association des Constructeurs Europeens de Motocycles).

In the Asia Pacific region, retail sales in the first nine months of 2017 were lower compared to 2016 in Australia and Japan, as well as India where that market’s retail sales reflected the impact of the country's currency demonetization and a newly implemented national sales tax.
Latin America retail sales in the first nine months of 2017 were down slightly compared to the first nine months of 2016 due to lower retail sales in Mexico, partially offset by strength in Brazil.
Retail sales in Canada were down in the first nine months of 2017 compared to 2016.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Nine months ended
	September 30, 2017	September 30, 2016	(Decrease) Increase	% Change
United States(b)	243,718	263,479	(19,761)	(7.5)%
Europe(c)	345,701	337,695	8,006	2.4%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 24, 2017		September 25, 2016			Unit
	Units	Mix %	Units	Mix %	Unit Decrease	% Change
United States	118,418	60.9%	141,708	64.5%	(23,290)	(16.4)%
International	75,882	39.1%	78,099	35.5%	(2,217)	(2.8)
Harley-Davidson motorcycle units	194,300	100.0%	219,807	100.0%	(25,507)	(11.6)%
Touring motorcycle units	80,392	41.4%	89,467	40.7%	(9,075)	(10.1)%
Cruiser motorcycle units	67,693	34.8%	78,570	35.7%	(10,877)	(13.8)
Sportster® / Street motorcycle units	46,215	23.8%	51,770	23.6%	(5,555)	(10.7)
Harley-Davidson motorcycle units	194,300	100.0%	219,807	100.0%	(25,507)	(11.6)%

 The Company shipped 194,300 Harley-Davidson motorcycles worldwide during the first three quarters of 2017, which was 11.6% lower than the same period in 2016. The shipment mix of motorcycle families in the first three quarters of 2017 was consistent with the same period last year.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 24, 2017	September 25, 2016	(Decrease) Increase	% Change
Revenue:
Motorcycles	$3,023,480	$3,437,066	$(413,586)	(12.0)%
Parts & Accessories	636,232	673,192	(36,960)	(5.5)
General Merchandise	191,540	211,664	(20,124)	(9.5)
Other	16,730	16,431	299	1.8
Total revenue	3,867,982	4,338,353	(470,371)	(10.8)
Cost of goods sold	2,537,899	2,773,496	(235,597)	(8.5)
Gross profit	1,330,083	1,564,857	(234,774)	(15.0)
Selling & administrative expense	624,003	670,086	(46,083)	(6.9)
Engineering expense	127,943	130,636	(2,693)	(2.1)
Operating expense	751,946	800,722	(48,776)	(6.1)
Operating income from Motorcycles	$578,137	$764,135	$(185,998)	(24.3)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2016 to the first nine months of 2017 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 25, 2016	$4,338.4	$2,773.5	$1,564.9
Volume	(508.4)	(306.8)	(201.6)
Price, net of related costs	79.9	41.0	38.9
Foreign currency exchange rates and hedging	(1.2)	(3.7)	2.5
Shipment mix	(40.7)	(14.8)	(25.9)
Raw material prices	—	12.8	(12.8)
Manufacturing and other costs	—	35.9	(35.9)
Total	(470.4)	(235.6)	(234.8)
Nine months ended September 24, 2017	$3,868.0	$2,537.9	$1,330.1
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2016 to the first nine months of 2017:

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

•
Revenue was negatively impacted by slightly weaker weighted-average foreign currency rates, relative to the U.S. dollar, as compared to the same period last year. However, the unfavorable revenue impact was offset by the net favorable impact on cost that resulted from remeasuring foreign-denominated balance sheet accounts and hedging activities, as compared to the same period last year.

•	Shipment mix changes resulted in a negative impact on gross profit resulting from unfavorable changes in the mix of models within motorcycle families as well as changes in P&A product mix.

•	Raw material prices were higher due primarily to increased steel and aluminum costs.

•	Manufacturing costs were negatively impacted by lower fixed cost absorption, higher model year startup costs and higher depreciation.

The decrease in operating expense during the first nine months of 2017 was primarily due to lower spending given the Company's aggressive cost management efforts.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 24, 2017	September 25, 2016	Increase (Decrease)	% Change
Interest income	$471,988	$469,539	$2,449	0.5%
Other income	76,790	67,739	9,051	13.4
Securitization and servicing income	1,536	10,227	(8,691)	(85.0)
Financial Services revenue	550,314	547,505	2,809	0.5
Interest expense	133,866	131,387	2,479	1.9
Provision for credit losses	99,059	97,127	1,932	2.0
Operating expenses	105,758	103,600	2,158	2.1
Financial Services expense	338,683	332,114	6,569	2.0
Operating income from Financial Services	$211,631	$215,391	$(3,760)	(1.7)%
Interest income was higher for the first nine months of 2017 due to higher average retail receivables partially offset by lower average wholesale receivables and lower average yields across the portfolios. Other income was favorable due to increased licensing revenue, insurance commission revenue and investment income. Securitization and servicing income was lower primarily due to a $9.3 million gain on the sale of finance receivables recognized as a result of the second quarter 2016 off-balance sheet asset-backed securitization. There was no comparable transaction in the current year.
Interest expense increased due to higher cost of funds, partially offset by lower average outstanding debt.
The provision for credit losses increased $1.9 million in the first nine months of 2017. The retail motorcycle provision increased $0.6 million driven primarily by higher credit losses partially offset by a smaller increase in the retail reserve rates and a smaller increase in receivables. Credit losses were higher as a result of unfavorable performance across the retail motorcycle portfolio. The wholesale provision increased $0.5 million.
Annualized credit losses for the Company's retail motorcycle loans were 1.73% through September 24, 2017 compared to 1.59% through September 25, 2016. The 30-day delinquency rate for on-balance sheet retail motorcycle loans at September 24, 2017 was 3.72% compared to 3.61% at September 25, 2016.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 24, 2017	September 25, 2016
Balance, beginning of period	$173,343	$147,178
Provision for credit losses	99,059	97,127
Charge-offs, net of recoveries	(76,820)	(69,498)
Other (a)	—	(3,291)
Balance, end of period	$195,582	$171,516

(a)	Related to the sale of finance receivables during the second quarter of 2016 through the off-balance sheet asset-backed securitization transaction.

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as of September 24, 2017 to reflect the new projected principal and interest payments for the remainder of 2017 and beyond as follows (in thousands):

	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments on debt	$1,237,080	$2,792,073	$1,784,454	$1,181,651	$6,995,258
Interest payments on debt	41,423	261,574	120,269	400,639	823,905
	$1,278,503	$3,053,647	$1,904,723	$1,582,290	$7,819,163
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at September 24, 2017 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations and senior unsecured notes are shown gross of debt issuance costs. Refer to Note 9 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of September 24, 2017, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

The Company has a reserve for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the Consolidated Balance Sheets. While much of the work on the RI/FS is complete, it is still under agency review and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS that is finally approved or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures and applies to model year 2008-2013 Touring and model year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. The Company does not believe that a loss related to this matter is probable and no reserve has been established. However, it is possible that the outcome of NHTSA’s investigation could result in future costs to the Company. Given the uncertainty that still exists concerning the resolution of this matter, the Company cannot reasonably estimate these possible future costs, if any.
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

Liquidity and Capital Resources as of September 24, 2017(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company will evaluate opportunities to enhance value for its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and asset-backed securitizations.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under credit facilities. The following table summarizes the Company’s cash and availability under credit and conduit facilities (in thousands):

September 24, 2017
Cash and cash equivalents	$683,134

Credit facilities(a)	730,125
Asset-backed U.S. commercial paper conduit facilities(a)	619,692
Asset-backed Canadian commercial paper conduit facility(a)	54,495
Total availability under credit and conduit facilities	1,404,312
Total	$2,087,446

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Nine months ended
	September 24, 2017	September 25, 2016
Net cash provided by operating activities	$949,075	$927,809
Net cash used by investing activities	(554,000)	(378,903)
Net cash used by financing activities	(500,742)	(487,531)
Effect of exchange rate changes on cash and cash equivalents	28,817	6,700
Net (decrease) increase in cash and cash equivalents	$(76,850)	$68,075
Operating Activities
The increase in cash provided by operating activities for the first nine months of 2017 compared to the same period in 2016 was primarily due to a decrease in cash outflows related to wholesale financing offset by less favorable changes in working capital and lower net income. During each of the first quarters of 2017 and 2016, the Company made a $25.0 million voluntary contribution to its qualified pension plan. No further qualified pension plan contributions are expected in the remainder of 2017; however, the Company expects it will continue to make benefit payments under the SERPA and postretirement healthcare plans.(1)

Investing Activities
The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables. Capital expenditures were $114.0 million in the first nine months of 2017 compared to $162.7 million in the same period last year. Net cash outflows for finance receivables for the first nine months of 2017 were $121.8 million lower than in the same period last year due primarily to a decrease in retail lending activity. In the second quarter of 2016, the Company completed a sale of finance receivables through an off-balance sheet asset-backed securitization transaction resulting in proceeds of $312.6 million. There was no comparable transaction in 2017.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $465.2 million in the first nine months of 2017 compared to $374.2 million in the same period last year. Share repurchases during the first nine months of 2017 totaled 8.8 million shares of common stock related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of September 24, 2017, there were 10.6 million shares remaining on a board-approved share repurchase authorization. The Company paid dividends of $1.095 and $1.050 per share totaling $190.1 million and $190.4 million during the first nine months of 2017 and 2016, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $142.9 million in the first nine months of 2017 compared to net cash inflows of $38.4 million in the first nine months of 2016. The Company’s total outstanding debt consisted of the following (in thousands):

	September 24, 2017	September 25, 2016
Unsecured commercial paper	$834,875	$1,055,428
Asset-backed Canadian commercial paper conduit facility	122,130	140,488
Asset-backed U.S. commercial paper conduit facilities	280,308	—
Medium-term notes, net	4,564,124	4,063,510
Senior unsecured notes, net	741,797	741,144
Asset-backed securitization debt, net	429,833	925,619
Total debt	$6,973,067	$6,926,189
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 24, 2017 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Stable
Fitch	F1	A	Stable
Credit Facilities – On May 1, 2017, the Company entered into a $100.0 million 364-day credit facility which matures on April 30, 2018. The Company also has a $675.0 million five-year credit facility which matures on April 7, 2019 and a $765.0 million five-year credit facility which matures on April 7, 2021. The new 364-day credit facility and the five-year credit facilities (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. Additionally, during the second quarter of 2017, the Company renewed its $25.0 million credit facility which expired on May 24, 2017. The $25.0 million credit facility bears interest at variable interest rates, and the Company must pay a fee based on the unused portion of the $25.0 million commitment. The credit facility expires on May 23, 2018.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.54 billion as of September 24, 2017 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 24, 2017 (in thousands):

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
The Notes provide for semi-annual interest payments and principal due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $13.4 million and $14.0 million at September 24, 2017 and September 25, 2016, respectively. There were no medium-term note maturities during the second or third quarters of 2017 and 2016. During the first quarter of 2017 and 2016, $400.0 million of 2.70% and $450.0 million of 3.88% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.

During the third quarter of 2016, the Company repurchased $1.2 million of its 6.80% medium-term notes which mature in June 2018. As a result, the Company recognized in financial services interest expense $0.1 million for losses on the extinguishment of debt, which included unamortized discounts and fees. There were no other repurchases made during the first nine months of 2017 or 2016.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 24, 2017, the Canadian Conduit has an expiration date of June 30, 2018.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2017		2016
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$6,300	$5,500	$6,600	$5,800
Second quarter	14,200	12,400	31,400	27,500
Third quarter	—	—	—	—
	$20,500	$17,900	$38,000	$33,300
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – On December 14, 2016, the Company entered into a new revolving facility agreement with a third party bank-sponsored asset-backed U.S. commercial paper conduit, which provides for a total commitment of up to $300.0 million. Also on that date, the Company renewed its existing $600.0 million revolving facility agreement, which had expired on December 14, 2016 with the same third party bank-sponsored asset-backed U.S. commercial paper conduit. In January 2017, April 2017, and July 2017, the Company transferred $333.4 million,

$28.2 million, and $34.1 million, respectively, of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million, $24.0 million, and $29.6 million, respectively, of debt under the U.S. Conduit Facilities. The contractual maturity of the debt is approximately 5 years. The VIE had no borrowings outstanding under the U.S. Conduit Facilities at December 31, 2016 or September 25, 2016.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 24, 2017, the U.S. Conduit Facilities have an expiration date of December 13, 2017.
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
There were no on or off-balance sheet asset-backed securitization transactions during the nine months ended September 24, 2017. During the second quarter of 2016, the Company sold U.S. retail motorcycle finance receivables with a principal balance of $301.8 million into an asset-backed securitization VIE, and the transaction met the criteria to be accounted for as a sale because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services revenue. There were no on-balance sheet asset-backed securitization transactions during the nine months ended September 25, 2016.
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
Under the current financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10 to 1 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and equity, in each case excluding the debt of HDFS and its subsidiaries, cannot exceed 0.70 to 1.00 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At September 24, 2017, HDFS and the Company remained in compliance with all of the then existing covenants.

Cautionary Statements
The Company’s ability to meet the targets and expectations noted depends upon, among other factors, the Company’s ability to (i) execute its business strategy, (ii) drive demand by executing its marketing strategy of appealing to and growing sales to multi-generational and multi-cultural customers worldwide in an increasingly competitive marketplace, (iii) develop and introduce products, services and experiences that are successful in the marketplace, (iv) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (v) balance production volumes for its new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices, (vi) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (vii) manage risks that arise through expanding international manufacturing, operations and sales, (viii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (ix) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (x) prevent and detect any issues with its motorcycles or any associated manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, (xi) retain and attract talented employees, (xii) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or company data and respond to evolving regulatory requirements regarding data security, (xiii) continue to develop the capabilities of its distributors and dealers and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xiv) adjust to tax reform, healthcare inflation and reform and pension reform, (xv) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xvi) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xvii) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xviii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xix) manage its exposure to product liability claims and commercial or contractual disputes, (xx) execute its flexible production strategy,  (xxi) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations, and (xxii) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended September 24, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 16 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended September 24, 2017:

2017 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 26 to July 30	1,995,210	$52	1,995,210	13,052,282
July 31 to August 27	2,192,535	$48	2,192,535	10,860,646
August 28 to September 24	266,502	$47	266,502	10,594,144
Total	4,454,247	$50	4,454,247

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company repurchased 4.5 million shares on a discretionary basis during the quarter ended September 24, 2017 under this authorization. As of September 24, 2017, 10.6 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2017, the Company acquired 1,471 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 6 – Exhibits
Refer to the Exhibit Index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 2, 2017	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: November 2, 2017	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)