Form 10-K
period 2017-12-31
HARLEY DAVIDSON INC
filed 2018-02-21
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 25, 2017: $9,561,795,781
Number of shares of the registrant’s common stock outstanding at February 2, 2018: 168,413,679 shares

Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 10, 2018.

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2017

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed by the Company are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “estimates,” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of January 30, 2018 and the remaining forward-looking statements in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 21, 2018), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1.        Business
General
Harley-Davidson Motor Company was founded in 1903. Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). The Company has two reportable segments: the Motorcycles & Related Products (Motorcycles) segment and the Financial Services segment.
See Note 18 of the Notes to Consolidated Financial Statements for financial information related to the Company’s reportable segments and revenue by geographic area.
Motorcycles and Related Products Segment
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the United States, Canada, Latin America, Europe/Middle East/Africa (EMEA) and Asia Pacific.
The following table includes Motorcycles segment revenue by product line as a percent of total revenue for the last three fiscal years:

	2017	2016	2015
Motorcycles	77.8%	78.2%	77.8%
Parts & Accessories	16.4%	16.0%	16.2%
General Merchandise	5.3%	5.4%	5.5%
Other	0.5%	0.4%	0.5%
	100.0%	100.0%	100.0%
Motorcycles - The Company's Harley-Davidson motorcycles include cruiser and touring models that feature classic styling, innovative design, distinctive sound, and superior quality with the ability to customize. Harley-Davidson motorcycles generally have engines with displacements that are greater than 601cc's, up to a maximum displacement of approximately 1900cc's.

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
Competition in the categories of the motorcycle market in which the Company competes is based upon a number of factors, including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of dealer network. The Company believes its motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. The Company emphasizes remarkable styling, customization, innovation, sound, quality, and reliability in its products and generally offers a two-year warranty for its motorcycles. The Company considers the availability of a line of motorcycle parts and accessories and general merchandise, the availability of financing through HDFS and its global network of premium dealers to be competitive advantages.
In 2017, the U.S. and European markets accounted for approximately 77% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles. The most significant other markets for the Company, based on the Company's 2017 retail sales data, were Australia, Japan and Canada.
Harley-Davidson has been the historical market share leader in the U.S. 601+cc portion of the motorcycle market. According to the Motorcycle Industry Council (MIC), the cruiser and touring categories accounted for approximately 73% of total 2017 601+cc retail unit registrations in the U.S. During 2017, the 601+cc portion of the market represented approximately 82% of the total U.S. motorcycle market in terms of new units registered.
The following chart includes U.S. retail registration data for 601+cc motorcycles for the years 2015 through 2017:
U.S. Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2017	2016	2015
Total new motorcycle registrations	288.8	311.7	328.8
Harley-Davidson new registrations	146.5	159.5	165.1
	50.7%	51.2%	50.2%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled vehicles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)
U.S. industry data is derived from information provided by the Motorcycle Industry Council (MIC). This third-party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Harley-Davidson Street® 500 motorcycles which are excluded from the 601+cc units included in the retail registration data in this table. In addition, small differences may arise related to the timing of data submissions to the independent sources.

The European 601+cc motorcycle market is larger than the U.S. market and customer preferences differ from those of U.S. customers. The touring and cruiser categories represented approximately 52% of the European 601+cc market in 2017 compared to approximately 73% of the 601+ cc market in the U.S.

The following chart includes European retail registration data for 601+cc motorcycles for the years 2015 through 2017:
European Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2017	2016	2015
Total new motorcycle registrations	390.6	391.9	351.8
Harley-Davidson new registrations	38.1	42.3	37.0
	9.8%	10.8%	10.5%

(a)	On-road 601+cc models include dual purpose models, three-wheeled vehicles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)
Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by the Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. This third-party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Harley-Davidson Street® 500 motorcycles which are excluded from the 601+cc units included in the retail registration data in this table. In addition, some differences may arise related to the timing of data collected by the independent sources.

Parts and Accessories (P&A) and General Merchandise – The Company offers a complete line of Harley-Davidson P&A and General Merchandise. P&A products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). General Merchandise includes MotorClothes® apparel and riding gear.
Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public through a wide range of products for enthusiasts by licensing the name “Harley-Davidson” and other trademarks owned by the Company. Royalty revenues from licensing, included in Motorcycles revenue, were $35.5 million, $38.1 million and $46.5 million in 2017, 2016 and 2015, respectively.
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
Marketing and Customer Experiences – The Company’s products are marketed to retail customers worldwide primarily through digital and experiential activities as well as through more traditional promotional and advertising activities. Additionally, the Company's independent dealers engage in a wide range of local marketing and experiential activities in part supported by cooperative programs with the Company.

Customer experiences have traditionally been at the center of much of the Company’s marketing. To attract customers and achieve its goals, the Company participates in motorcycle rallies around the world and also in major motorcycle consumer shows, racing activities, music festivals, mixed martial arts activities and other special promotional events.
The Harley Owners Group (H.O.G.®) also promotes Harley-Davidson products and the related lifestyle and sponsors motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.
The Company's Harley-Davidson® Riding Academy offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. The courses are conducted by a network of participating Harley-Davidson dealerships in the U.S., Canada, China, and Mexico, enabling students to experience the Harley-Davidson lifestyle, environment, people and products as they learn.
Through the Company's agreement with EagleRider, riders in the U.S. can rent Harley-Davidson motorcycles and participate in motorcycle tours. EagleRider is the exclusive provider of Harley-Davidson touring and cruiser motorcycle rentals and has locations throughout the U.S., including at select Harley-Davidson dealerships. Outside the U.S., riders can rent Harley-Davidson motorcycles from participating dealers through the Company's Authorized Rental Program and participate in tours through the Company's Harley-Davidson Authorized Tours Program.
The Company's Harley-Davidson Museum (Museum) in Milwaukee, Wisconsin is a unique destination that the Company believes builds and strengthens bonds between riders and Harley-Davidson and enhances the Harley-Davidson brand among the public at large.
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
The Company distributes its motorcycles and related products to a network of independent dealers located in approximately 100 countries worldwide. The following table includes the number of worldwide Harley-Davidson independent dealerships by geographic location as of December 31, 2017:

	United States	Canada	Latin America	EMEA	Asia Pacific	Total
Dealerships	698	68	58	398	276	1,498
P&A, general merchandise and licensed products are also retailed through eCommerce channels in certain markets. In the U.S., the eCommerce model is operated by the Company through participating authorized U.S. Harley-Davidson dealers. In China and India, the eCommerce sites are operated by third-parties.
Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other third-party financial institutions, provide access to financing for Harley-Davidson dealers and their retail customers. HDFS provides financing to Harley-Davidson independent dealers and retail customers of independent dealers in the U.S. and Canada. The Company’s independent dealers and their retail customers in EMEA, Asia Pacific and Latin America are not directly financed by HDFS, but have access to financing through other established financial services companies, some of which have licensing or branding agreements with HDFS.
Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of the Company’s wholesale motorcycle shipments primarily correlates with the timing of retail sales. The Company utilizes flexible or surge manufacturing capabilities to help align the production and wholesale shipment of motorcycles with the retail selling season. This provides the Company the ability to optimize inventory levels in the U.S. and Canada. In EMEA, Asia Pacific and Latin America, the Company utilizes a distribution process whereby Company-owned inventory is maintained locally at a level sufficient to fulfill dealer orders as needed.
Motorcycle Manufacturing – The Company has a flexible manufacturing process designed to help ensure it is well-positioned to meet customer demand in a timely and cost-effective manner.(1) This flexible or surge manufacturing capability allows the Company to increase the production of motorcycles ahead of and during the peak retail selling season to more closely correlate the timing of production and wholesale shipments to the retail selling season. It also allows the Company to respond to the desired model mix to meet customer demand.
The majority of the Company's motorcycles are manufactured at facilities located in the U.S. The Company's U.S. manufacturing facilities supply the U.S. market as well as certain international markets. Additionally, the Company operates facilities in Brazil, India and Australia. In Brazil, the Company operates a CKD (Complete Knock Down) assembly facility, which assembles motorcycles sold in Brazil from component kits sourced from the Company’s U.S. plants and its suppliers. In India, the Company operates a manufacturing facility that includes both CKD assembly of certain motorcycles for sale in India and production of the Company’s Street 750® motorcycles for distribution to markets outside of North America. Like its U.S. manufacturing facilities, the Company’s Brazil and India operations are focused on driving world-class performance. The motorcycles assembled at the Company's international facilities have the same authentic look, sound, feel and quality of a motorcycle manufactured by the Company's U.S. facilities. These international facilities enable the Company to be close to the customer, provide quality products at a competitive price and grow its overall international business. The Company also operates a manufacturing facility in Australia for the purpose of producing certain complex, high-finish wheels for its motorcycles.
Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve strategic objectives and deliver cost and quality improvements over the long-term.(1)
The Company's principal raw materials that are purchased include steel and aluminum castings, forgings, steel sheet and bar. The Company also purchases certain motorcycle components, including, but not limited to, electronic fuel injection systems, batteries, certain wheels, tires, seats, electrical components and instruments. The Company closely monitors the overall viability of its supply base. At this time, the Company does not anticipate difficulties in obtaining raw materials or components.(1)
Research and Development – The Company incurred research and development expenses of $175.2 million, $172.3 million and $161.2 million during 2017, 2016 and 2015, respectively.
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.
The Company’s motorcycles and certain other products that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect.(1) Additionally, certain of the Company’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. Because the Company expects that environmental standards will become more stringent over time, the Company will continue to incur research, development and production costs in this area for the foreseeable future.(1)
The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has accrued $86.8 million associated with 12 voluntary recalls related to Harley-Davidson motorcycles. This includes $29.4 million recorded in 2017 associated with the previously disclosed NHTSA investigation opened in 2016 related to certain motorcycles equipped with anti-lock breaking systems.
Employees – As of December 31, 2017, the Motorcycles segment had approximately 5,200 employees.

Approximately 2,100 unionized employees at the U.S. manufacturing facilities are represented as follows:

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

Financial Services Segment
The Financial Services segment consists of HDFS which is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS also works with certain unaffiliated insurance companies to provide motorcycle insurance and protection products to motorcycle owners. HDFS conducts business principally in the U.S. and Canada. The Company’s independent dealers and their retail customers in EMEA, Asia Pacific and Latin America are not financed by HDFS, but have access to financing through other third-party financial institutions, some of which have licensing or branding agreements with the Company or HDFS.
Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2017, all of such dealers utilized those services at some point during the year.
Retail Financial Services – HDFS provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’ retail financial services are available through most Harley-Davidson dealerships in the United States and Canada.
Insurance Services – HDFS works with certain unaffiliated insurance companies which offer point-of-sale protection products through most Harley-Davidson dealers in both the U.S. and Canada, including motorcycle insurance, extended service contracts and motorcycle maintenance protection. HDFS also direct-markets motorcycle insurance and extended service contracts to owners of Harley-Davidson motorcycles. In addition, HDFS markets a comprehensive package of business insurance coverages and services to owners of Harley-Davidson dealerships.
Licensing – HDFS has licensing arrangements with third-party financial institutions that issue credit cards bearing the Harley-Davidson brand in U.S. and international markets. Internationally, HDFS licenses the Harley-Davidson brand to local third-party financial institutions that offer products to the Company’s retail customers such as financing and insurance.
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
In the United States, HDFS financed 61.2% of new Harley-Davidson motorcycles retailed by independent dealers during 2017, compared to 61.7% in 2016. In Canada, HDFS financed 41.9% of new Harley-Davidson motorcycles retailed by independent dealers during 2017, compared to 45.3% in 2016. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson dealers in their local markets.
Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D U.S.A., LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.
Seasonality – HDFS experiences seasonal variations in retail financing activities based on the timing of regional riding seasons in the U.S. and Canada. In general, from mid-March through August, retail financing volume is greatest. HDFS wholesale financing volume is affected by inventory levels at Harley-Davidson dealers. Dealers generally have higher inventory levels of new and used motorcycles in the winter than during the spring and summer riding season. As a result, wholesale financing volume is generally higher during the winter as compared to the rest of the year.
Regulation – Operations of HDFS (both U.S. and foreign) are subject, in certain instances, to supervision and regulation by state and federal administrative agencies and various foreign governmental authorities. Many of the requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling and servicing of financial products and services. Therefore, HDFS operations may be subject to limitations imposed by regulations, laws and judicial and/or administrative decisions. In the U.S. for example, applicable laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act.
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
Employees – As of December 31, 2017, the Financial Services segment had approximately 600 employees.
Internet Access
The Company’s website address for investor relations is http://investor.harley-davidson.com/.
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, are available on its website free of charge as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC).
In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct) in nine languages including English; (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s Bylaws; (h) the Company’s Environmental and Energy Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct in four languages including English; (k) the Sustainability Strategy Report; (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 20, 2017, which compensation relates to the Company’s named executive officers; (m) the California Transparency in Supply Chain Act Disclosure; (n) Statement on Conflict Minerals; (o) Political Engagement and Contributions 2016-2017; and (p) the Company's Clawback Policy.
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

•
The Company may not be able to successfully execute its long-term business strategy. There is no assurance that the Company will be able to drive growth and increase ridership to the extent desired through its focus of efforts and resources on its long-term business strategy and the Harley-Davidson brand, or to enhance productivity and profitability to the extent desired through pricing and continuous improvement.

•
The Company’s strategy to grow ridership may not be successful. The Company has been successful in marketing its products in large part by promoting the experience of Harley-Davidson motorcycling. To sustain and grow the business over the long-term, the Company must grow the sport of motorcycling and continue to be successful selling products and promoting the experience of motorcycling to new customers, including new riders, competitive riders and those who have motorcycle licenses but do not currently ride. The Company’s efforts toward building two million riders in the U.S. between 2017 and 2027 and growing ridership internationally may not be successful, and achieving such growth in ridership may still not adequately meet the desired result of driving unit sales growth. Further, growing ridership in the U.S. may be challenging because the motorcycle market in the U.S. has been stagnant or declining, and the Company expects those conditions to continue. Failure to successfully drive demand for the Company's products may have a material adverse effect on the Company's business and results of operations.

•
The Company must effectively execute its manufacturing optimization plan within expected costs and timing. In January 2018, the Company announced a multi-year manufacturing optimization plan anchored by the consolidation of its final assembly plant in Kansas City, Missouri, into its York, Pennsylvania plant, and the closure of its wheel operations in Australia. These actions are designed to eliminate excess capacity and reduce production costs and component supply costs. Effectively executing these plans within expected costs and realizing expected benefits will depend upon a number of factors, including the time required to complete planned actions and effective collaboration with the unions representing the Company’s employees, the absence of material issues associated with workforce reductions, availability of and effective use of third-party service providers to assist in implementing the actions, the ability and effectiveness of current suppliers to take on additional component production volume, avoidance of unexpected disruptions in production, retention of key employees involved in implementing the restructuring plans and the ability of the Company to dispose of vacated facilities in a cost effective manner.

•
The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to change in terms of styling preferences and advances in new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies. The Company may not be able to achieve its goal of introducing 100 new, high-impact motorcycle models between 2017 and 2027, and introducing those models may still not lead to the desired result of driving unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences and market demands while maintaining the classic look, sound and feel associated with Harley-Davidson products, and development of electric vehicles will present challenges to the Company’s ability to maintain such look, sound and feel. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

•
Increased supply of and/or declining prices for used motorcycles and excess supply of new motorcycles may adversely impact retail sales of new motorcycles by the Company’s independent dealers. The Company has observed that when the supply of used motorcycles increases or the prices for used Harley-Davidson motorcycles decline, there can be reduced demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Further, the Company and its independent dealers can and do take actions that influence the markets for new and used Harley-Davidson motorcycles. For example, introduction of new motorcycle models with significantly different functionality, technology or other customer satisfiers can result in increased supply of used motorcycles, which could result in declining prices for used motorcycles and prior model-year new motorcycles. Also, while the Company has taken steps designed to balance production volumes for its new motorcycles with demand, those steps may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.

•
The motorcycle industry has become increasingly competitive. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Certain competitors appear to be increasing their investment in products that compete with the Company's products. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and as price becomes a more important competitive factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.

•
Changes in general economic and business conditions, tightening of credit and retail markets, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Weakened economic conditions in certain business sectors and geographic areas, such as oil-dependent areas, can also result in reduced demand for the Company's products. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

•
Expanding international sales and operations subjects the Company to risks that may have a material adverse effect on its business. Expanding international sales and operations is a part of the Company’s long-term business strategy, particularly in light of the U.S. market conditions. There is no assurance that the Company will accomplish this successfully. Further, to support that strategy, the Company must increase its presence outside the U.S., including additional employees and investment in business infrastructure and operations. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government laws and regulations and U.S. laws and regulations that apply to international operations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability or cash flows. Business practices that may be accepted in other countries can violate U.S. or other laws that apply to the Company. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.

•
The Company may not be able to successfully execute its manufacturing strategy. The Company’s manufacturing strategy is designed to continuously improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. Based on the Company’s strategy, the Company may, from time to time, open, close, expand, contract or restructure one or more of its manufacturing facilities. The Company believes flexible manufacturing, including flexible supply chains and flexible labor agreements, is the key element to enable improvements in the Company’s ability to respond to customers in a cost effective manner. To execute this strategy, the Company must be successful in its implementation of facility changes and in its continuous improvement efforts, all of which are dependent on the involvement of management, production employees and suppliers. To execute this strategy, the Company must be successful in its continuous improvement efforts which are dependent on the involvement of management, production employees and suppliers. Any inability to achieve these objectives could adversely impact the profitability of the Company’s products and its ability to deliver the right product at the right time to the customer.

•
The Company must prevent and detect issues with its products, components purchased from suppliers, and its suppliers’ manufacturing processes to reduce the risk of recall campaigns, increased warranty costs or litigation, increased product liability claims or litigation, delays in new model launches, and inquiries or investigations by regulatory agencies. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes, and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure high quality products are sold to retail customers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, field actions such as product programs and product recalls, inquiries or investigations from regulatory agencies, warranty claims, and product liability claims, which may involve purported class actions. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liability costs and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with poor quality, the announcement of recalls, and the filing of product liability claims (whether or not successful), may also adversely affect the Company’s reputation and brand strength.

•
The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Missouri, Wisconsin and Pennsylvania will expire in 2018, 2019 and 2022, respectively. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive or that allow the Company to execute its manufacturing optimization as planned. The Company’s decisions regarding opening, closing, expanding, contracting or restructuring its facilities may require changes to existing or new bargaining agreements. The Company will need to negotiate an extension of its bargaining agreements covering its Kansas City, Missouri facility as part of its manufacturing optimization plan. Failure to extend the KC bargaining agreements, or renew other agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on the Company’s business and results of operations.

•
The Company is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, a weakening in those foreign currencies relative to the U.S. dollar can adversely affect the Company's revenue and margin, and cause volatility in results of operations. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. Although the Company uses derivative financial instruments to some extent to attempt to manage a portion of its exposure to foreign currency exchange rates and commodity prices, the Company does not attempt to manage its entire expected exposure, and these instruments generally do not extend beyond one year and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.

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
Tax - The Company is subject to income and non-income based taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide income tax liabilities and other tax liabilities including the impact of the 2017 Tax Cuts and Jobs Act (2017 Tax Act). The Company believes that it complies with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law or if there is a change in tax law, the Company's financial condition and/or results of operations may be adversely affected. To the extent there are considerable changes to tax laws, the Company may need to readjust its tax strategy, and may not be able to take full advantage of such changes. Furthermore, given the complexity and timing of the 2017 Tax Act, future guidance, interpretations and pronouncements may add clarity to the numerous aspects of the 2017 Tax Act that impact the Company. Future clarifications may give rise to additional unanticipated matters that could impact the Company’s tax liabilities and effective tax rate that result in revisions to the Company’s provisional estimates related to the 2017 Tax Act included in the Company’s 2017 income tax provision, which could in turn adversely impact future operating results.
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
Financial Services - The Company’s financial services operations are governed by a wide range of foreign, federal and state laws that regulate financial and lending institutions, and financial services activities. In the U.S. for example, these laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. The financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an industrial loan company. Federal and state bodies may in the future impose additional laws, regulation and supervision over the financial services industry.
Violations of, or non-compliance with, relevant laws and regulations may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or obtain a refund of amounts previously paid, could subject HDFS to payment of damages, civil fines, or criminal penalties and administrative sanctions and could limit the number of loans eligible for HDFS securitizations programs. Such regulatory requirements and associated supervision also could limit the discretion of HDFS in operating its business, such as through the suspension or revocation of any charter, license or registration at issue, as well as the imposition of administrative sanctions, including "cease and desist" orders. The Company cannot assure that the applicable laws or regulations will not be amended or construed in ways that are adverse to HDFS, that new laws and regulations will not be adopted in the future, or that laws and regulations will not attempt to limit the interest rates charged by HDFS, any of which may adversely affect the business of HDFS or its results of operations.
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

•
Weather may impact retail sales by the Company's independent dealers. The Company has observed that abnormally cold and/or wet conditions in a region, including impacts from hurricanes or unusual storms, could have the effect of reducing demand or changing the timing for purchases of new Harley-Davidson motorcycles. Reduced demand for new Harley-Davidson motorcycles ultimately leads to reduced shipments by the Company.

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

•
Regulations related to conflict minerals and other materials that the Company purchases to use in its products will cause the Company to incur additional expenses and may have other adverse consequences. The SEC adopted inquiry, diligence and disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or "conflict minerals," that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Compliance with the disclosure requirements could affect the sourcing and availability of some of the minerals that the Company uses in the manufacturing of its products. The Company's supply chain is complex, and if it is not able to determine the source and chain of custody for all conflict minerals used in its products that are sourced from the Democratic Republic of Congo and surrounding countries or determine that its products are "conflict free," then the Company may face reputational challenges with customers, investors or others. Additionally, as there may be only a limited number of suppliers offering "conflict free" minerals, if the Company chooses to use only conflict minerals that are "conflict free," the Company cannot be sure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Further, other laws or regulations impacting our supply chain, such as the UK Modern Slavery Act, may have similar consequences. For example, many countries in which the Company distributes its products are beginning to introduce regulations that require knowledge and disclosure of virtually all materials and chemicals in the Company’s products. Accordingly, the Company could incur significant costs related to the process of complying with these laws, including potential difficulty or added costs in satisfying the disclosure requirements.

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
Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
The following is a summary of the principal operating properties of the Company as of December 31, 2017:
Motorcycles & Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Manufacturing(1)	Menomonee Falls, WI	915,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Manufacturing(2)	Tomahawk, WI	226,000	Owned
Manufacturing(3)	York, PA	571,000	Owned
Manufacturing(4)	Kansas City, MO	456,000	Owned
Manufacturing(5)	Manaus, Brazil	108,000	Lease expiring 2019
Regional Office	Oxford, England	39,000	Lease expiring 2022
Manufacturing(6)	Bawal, India	68,000	Lease expiring 2019
Regional Office	Singapore	24,000	Lease expiring 2020
Manufacturing(7)	Adelaide, Australia	485,000	Lease expiring 2020

(1)	Motorcycle powertrain production.

(2)	Plastic parts production and painting.

(3)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.

(4)	Motorcycle parts fabrication, painting and Dyna®, Sportster®, Softail® and Street platform assembly.

(5)	Assembly of select models for the Brazilian market.

(6)	Assembly of select models for the Indian market and production of the Street platform for non-North American markets.

(7)	Motorcycle wheel production.
Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office	Chicago, IL	26,000	Lease expiring 2022
Office	Plano, TX	69,000	Lease expiring 2025
Office	Carson City, NV	100,000	Owned
The Financial Services segment has three office facilities: Chicago, Illinois (corporate headquarters); Plano, Texas (wholesale and retail operations); and Carson City, Nevada (retail operations).
Item 3.    Legal Proceedings
The Company is subject to lawsuits and other claims related to environmental, product and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter.

Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. The Company anticipates the court will make a decision whether or not to finalize the Settlement in the following months. The Company has an accrual associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the Consolidated Balance Sheets. While much of the work on the RI/FS is complete, it is still under agency review and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS that is finally approved or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures and applies to model-year 2008-2013 Touring and model-year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. During 2017, the Company estimated and recorded a $29.4 million accrual associated with the NHTSA matter which is included in accrued liabilities. On January 30, 2018, the Company announced a voluntary recall which offers a free brake fluid flush for model-year 2008-2011 Touring and V-ROD® motorcycles. The Company believes the accrued liability it has recorded will adequately cover the cost of the recall.

Item 4.    Mine Safety Disclosures
Not Applicable
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. The high and low market prices for the common stock, reported as New York Stock Exchange, Inc. Composite Transactions, were as follows:

2017	Low	High	2016	Low	High
First quarter	$54.75	$63.40	First quarter	$36.36	$49.99
Second quarter	$51.61	$62.95	Second quarter	$42.99	$52.00
Third quarter	$45.53	$56.55	Third quarter	$41.63	$57.33
Fourth quarter	$44.52	$52.30	Fourth quarter	$48.55	$62.35
The Company paid the following dividends per share:

	2017	2016	2015
First quarter	$0.365	$0.350	$0.310
Second quarter	0.365	0.350	0.310
Third quarter	0.365	0.350	0.310
Fourth quarter	0.365	0.350	0.310
Total	$1.460	$1.400	$1.240
As of February 2, 2018, there were 72,285 shareholders of record of Harley-Davidson, Inc. common stock.
The Company’s share repurchases include discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended December 31, 2017:

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 25 to October 29	635	$49	635	10,594,144
October 30 to November 26	731	$49	731	10,594,144
November 27 to December 31	619	$49	619	10,594,144
Total	1,985	$49	1,985
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. As of December 31, 2017, 10.6 million shares remained under this authorization. In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock with no dollar limit or expiration date.
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

During the fourth quarter of 2017, the Company acquired 1,985 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2012 and that all dividends are reinvested.

	2012 ($)	2013 ($)	2014 ($)	2015 ($)	2016 ($)	2017 ($)
Harley-Davidson, Inc.	100	144	139	98	130	116
Standard & Poor’s MidCap 400 Index	100	132	142	137	165	192
Standard & Poor’s 500 Index	100	132	151	153	171	208

 Item 6.     Selected Financial Data

(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Statement of income data:
Revenue:
Motorcycles & Related Products	$4,915,027	$5,271,376	$5,308,744	$5,567,681	$5,258,290
Financial Services	732,197	725,082	686,658	660,827	641,582
Total revenue	$5,647,224	$5,996,458	$5,995,402	$6,228,508	$5,899,872
Net income	$521,759	$692,164	$752,207	$844,611	$733,993
Weighted-average common shares:
Basic	171,995	179,676	202,681	216,305	222,475
Diluted	172,932	180,535	203,686	217,706	224,071
Earnings per common share:
Basic	$3.03	$3.85	$3.71	$3.90	$3.30
Diluted	$3.02	$3.83	$3.69	$3.88	$3.28
Dividends paid per common share	$1.46	$1.40	$1.24	$1.10	$0.84
Balance sheet data:
Total assets(a)	$9,972,672	$9,890,240	$9,972,977	$9,515,870	$9,394,765
Total debt(a)	$6,988,009	$6,807,567	$6,872,198	$5,492,402	$5,248,895
Total equity	$1,844,277	$1,920,158	$1,839,654	$2,909,286	$3,009,486

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

(1) Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Outlook section are only made as of January 30, 2018 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 21, 2018), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income for 2017 was $521.8 million, or $3.02 per diluted share, compared to $692.2 million, or $3.83 per diluted share, in 2016. Operating income from the Motorcycles segment was down $157.4 million compared to 2016 primarily due to a 7.9% decrease in wholesale motorcycle shipments. Operating income from the Financial Services segment in 2017 was slightly lower than the prior year, decreasing $0.2 million, or 0.1%.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles decreased 6.7% in 2017 compared to the prior year. U.S. retail sales fell 8.5% and international retail sales decreased 3.9% compared to 2016. In the U.S., the 601+cc motorcycle industry continued to face significant challenges and international retail sales finished below the Company's expectations.

In 2017, the Company remained committed to a disciplined supply management approach focused on allowing U.S. dealers to achieve the right quantity and model-year mix of motorcycle inventory. The Company also focused on positioning its cost structure to better compete in the current environment. At the same time, the Company remained grounded in its long-term strategy and made good progress on its long-term objective to build riders globally. In 2017, the Company finished the year with a net increase of over 32,000 Harley-Davidson riders in the U.S. compared to the prior year. (Source: IHS Markit Motorcycles in Operation (MIO) data for On-Highway and Dual Purpose bikes in the U.S. as of January 1, 2018)

In 2018, the Company expects new Harley-Davidson motorcycle retail sales to grow internationally, but continues to expect challenges in the U.S. The Company's global retail expectations and disciplined supply strategy are reflected in its expectation for reduced wholesale shipments in 2018. In addition, to further improve its cost structure and maintain its world-class manufacturing operations, the Company is commencing a significant, multi-year manufacturing optimization plan anchored by the consolidation of its final assembly plant in Kansas City, Missouri into its plant in York, Pennsylvania. As the operations are consolidated, the Company expects approximately 800 jobs will be eliminated with the closure of Kansas City operations and approximately 450 jobs will be added in York by 2019. As part of this manufacturing optimization plan the Company will also close its wheel operations in Adelaide, Australia. Refer to the "Manufacturing Optimization Costs and Savings" below for further information.

As the Company looks forward, it will continue to focus on its long-term strategy of growing ridership in the U.S. and growing its reach and impact internationally, while growing market share and profitability globally. In 2018, the Company will continue to expand its independent dealer network outside the U.S. In addition, operations will begin at the Company's new facility in Thailand. This plant, like the Company's facility in Brazil, will support more competitive retail pricing in some of the emerging markets that this plant will serve by reducing the tax and tariff burden that fully assembled imports carry in those markets.

In 2018, the Company will also continue to invest in new products. A portion of the benefit from the 2017 Tax Cuts and Jobs Act (2017 Tax Act) enacted in the U.S. in late 2017 will support the Company's objective to invest in high-impact product by redefining product in traditional spaces and expanding into new spaces such as the rapidly evolving electric vehicle landscape. The Company plans to bring Project Livewire, an electric Harley-Davidson motorcycle, to market within 18 months and will increase its investment in electric motorcycle technology, products and infrastructure in 2018 and beyond. The Company expects its increased commitment and investment will help accelerate the development of this market and assure its leadership in electric motorcycles.

Outlook(1)
On January 30, 2018 the Company announced the following expectations for 2018.

The Company expects to ship between 231,000 and 236,000 motorcycles to dealers in 2018, which is down approximately 2% to 4% from 2017. The Company's shipment expectation assumes that U.S. dealer retail sales will be down, partially offset by growth in international retail sales. The Company expects 2018 year-end U.S. retail inventory to be flat to 2017 and flat to up in international markets as it continues to add new dealers.

During 2018, the Company expects retail sales to be positively impacted by:

•	Increased focus and investment on growing global ridership

•	New product momentum with model-year 2018 motorcycles and the addition of new high-impact models yet to be introduced

•	A rebound in emerging-market retail sales performance

•	Expansion of the international dealer network

However, these positive impacts are expected to be more than offset by strong headwinds including:

•	A very weak U.S. industry for new motorcycles driven by flat to declining total demand for combined new and used motorcycles and soft, but improving, Harley-Davidson used motorcycle prices

•	Competitive pressure from continued new product introductions throughout markets globally, particularly in lower price, smaller displacement motorcycles

Operating income as a percent of revenue for the Motorcycles segment is expected to be approximately 9.5% to 10.5% for the full year 2018. This reduction of approximately 2 to 3 percentage points compared to 2017, is primarily due to expected manufacturing optimization plan costs of $120 to $140 million. Also, operating margin will be reduced by approximately 0.2 percentage points due to the adoption of an accounting standard update that will require the Company to present the non-service cost components of its pension and postretirement plan expense as non-operating income. The Company estimates this will result in approximately $10 million of non-operating income in 2018 that would have been included in operating income under existing accounting standards. The new presentation will be applied retrospectively to prior periods in the Company's results for 2018 and forward.

Gross margin as a percent of revenue in 2018 is expected to benefit from pricing on model-year 2018 and 2019 motorcycles, a more favorable foreign currency exchange environment than 2017 and positive mix. However, the Company expects these positive impacts to be more than offset by rising steel and aluminum costs and increased manufacturing expense.

Manufacturing expense is expected to be higher than in 2017, due in part to increased depreciation from recent capital investments related to the new model-year 2018 Softail motorcycles. However, the larger driver of increased manufacturing costs in 2018, as compared to 2017, will be higher costs of $20 to $25 million due to temporary inefficiencies related to the manufacturing optimization plan.

The Company expects selling, administrative and engineering expense to be higher in 2018 compared to 2017, but level with 2017 when expressed as a percent of revenue. The Company expects selling, administrative and engineering expense to be up behind increased investments in marketing and product development as the Company works to grow ridership globally.

In the first quarter of 2018, the Company expects to ship 60,000 to 65,000 motorcycles to dealers, which is down approximately 8% to 15% percent from 2017. While the Company expects U.S. retail inventory will be tighter than in the first quarter of 2017, it believes the composition of previous and current model-year motorcycles will be considerably improved from last year. The Company expects Motorcycles segment operating income as a percent of revenue in the first quarter of

2018 to be down approximately 5 percentage points due to approximately $57 million of restructuring expense related to the manufacturing optimization plan, lost absorption from lower production and higher selling, administrative and engineering expense as marketing and product development expenses increase.

Additionally, as the Company increases its investment in electric motorcycle technology, products and infrastructure it expects to spend an incremental $25 to $50 million per year over the next several years.

The Company expects operating income from Financial Services to be down in 2018 compared to 2017 due to lower net interest income, partially offset by a lower provision for credit losses.

Capital expenditures in 2018 are expected to be $250 to $270 million, which includes approximately $50 million to support the manufacturing optimization plan. The Company anticipates it will have the ability to fund all capital expenditures in 2018 with cash flows generated by operations.

Finally, the Company expects its full year effective tax rate will be approximately 23.5% to 25%, down approximately 10 percentage points from the rate that would have been expected excluding the impact of the 2017 Tax Act. This guidance excludes the effect of potential future adjustments associated with revisions to the $53.1 million tax expense recorded in the fourth quarter of 2017 related to the 2017 Tax Act, other new tax legislation or audit settlements. Given the complexity and timing of the 2017 Tax Act, the Company has recorded the impact of the 2017 Tax Act in the fourth quarter of 2017 based on reasonable estimates and considers these estimates to be provisional under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). Future guidance, interpretations and pronouncements may add clarity to the numerous aspects of the 2017 Tax Act. This future clarification may give rise to additional unanticipated considerations and revisions to the Company’s provisional estimates related to the 2017 Tax Act included in the Company’s 2017 income tax provision. Any such adjustments will be recorded as discrete income tax expenses or benefits in future periods.

Manufacturing Optimization Plan Costs and Savings(1)

The following table summarizes the expected costs and savings associated with the Company's manufacturing optimization plan which is described in more detail in the "Overview" above. The restructuring costs relate to employee termination benefits, accelerated depreciation and other project implementation costs.

(in millions)	2018	2019	2020	Total

Cost related to temporary inefficiencies	$ 20 - $ 25	$15 - $20	n/a	$ 35 - $ 45
Restructuring expenses	$100 - $115	$35 - $40	n/a	$135 - $155
	$120 - $140	$50 - $60		$170 - $200
% cash	70%	75%		70%
	2018	2019	2020	Annual On-going
Annual cash savings	-	$25 - $30	$45 - $50	$65 - $75

The Company expects total capital expenditures of $75 million associated with the manufacturing optimization plan through 2019.

Results of Operations 2017 Compared to 2016
Consolidated Results

(in thousands, except earnings per share)	2017	2016	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$615,958	$773,406	$(157,448)	(20.4)%
Operating income from Financial Services	275,305	275,530	(225)	(0.1)
Operating income	891,263	1,048,936	(157,673)	(15.0)
Investment income	3,580	4,645	(1,065)	(22.9)
Interest expense	31,004	29,670	1,334	4.5
Income before income taxes	863,839	1,023,911	(160,072)	(15.6)
Provision for income taxes	342,080	331,747	10,333	3.1
Net income	$521,759	$692,164	$(170,405)	(24.6)%
Diluted earnings per share	$3.02	$3.83	$(0.81)	(21.1)%
Consolidated operating income was down 15.0% in 2017 driven by a decrease in operating income from the Motorcycles segment which was down $157.4 million compared to 2016. Operating income for the Financial Services segment decreased by $0.2 million during 2017 as compared to 2016. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
The effective income tax rate for 2017 was 39.6% compared to 32.4% for 2016. The higher effective income tax rate was primarily due to the impact of the 2017 Tax Act enacted in December 2017. The 2017 Tax Act reduces the federal corporate income tax rate beginning in 2018 from 35% to 21%; however, because the 2017 Tax Act was enacted in 2017, the Company was required to remeasure its net deferred tax assets in the fourth quarter. The impact of remeasuring the deferred tax asset balances combined with other adjustments related to the 2017 Tax Act resulted in a non-cash income tax charge of $53.1 million in the fourth quarter of 2017.
Diluted earnings per share were $3.02 in 2017, down 21.1% compared to 2016. Diluted earnings per share were adversely impacted by the 24.6% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 180.5 million in 2016 to 172.9 million in 2017 driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of new Harley-Davidson motorcycles:

	2017	2016	Decrease	% Change
United States	147,972	161,658	(13,686)	(8.5)%

Europe(b)	39,773	39,942	(169)	(0.4)
EMEA - Other	5,162	5,896	(734)	(12.4)
Total EMEA	44,935	45,838	(903)	(2.0)

Japan	9,506	10,279	(773)	(7.5)
Asia Pacific - Other	20,842	22,610	(1,768)	(7.8)
Total Asia Pacific	30,348	32,889	(2,541)	(7.7)

Latin America	9,452	9,701	(249)	(2.6)
Canada	10,081	10,203	(122)	(1.2)
Total International Retail Sales	94,816	98,631	(3,815)	(3.9)
Total Worldwide Retail Sales	242,788	260,289	(17,501)	(6.7)%

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
In the U.S., retail sales of new Harley-Davidson motorcycles were lower than in 2016 driven by ongoing industry weakness and limited availability of model-year 2018 product. The Company believes the industry for new motorcycles continued to be adversely impacted by soft used motorcycle prices, although prices did improve in the fourth quarter of 2017 on a year-over-year basis. In addition, retail sales of used Harley-Davidson motorcycles in the U.S., which the Company believes is an important indicator of overall demand for the Company's motorcycles, were up through November 2017 year-to-date. Combined retail sales of new and used Harley-Davidson motorcycles in the U.S. were down slightly on a year-to-date basis through November 2017, as compared to the same period in 2016. However, the Company's 2017 November year-to-date share of combined new and used motorcycles registered increased for the ninth consecutive year. (Source for used data: IHS Markit Used Registrations for On-Highway and Dual Purpose motorcycles with engines 601 and greater in the U.S. from 2008 through November 2017).

Strong prices for used Harley-Davidson motorcycles in the U.S. are key to the Company's focus on driving value for its riders, dealers and the brand. In the fourth quarter of 2017, positive momentum in used motorcycle pricing continued from the third quarter. Used Harley-Davidson motorcycle wholesale prices at auction remained above year-ago levels, and third-party pricing services continued to publish higher retail values year-over-year for used Harley-Davidson motorcycles. Finally, for the second consecutive quarter, dealership data in the fourth quarter indicated that prices for used Harley-Davidson motorcycles in the broader used motorcycle market were up in aggregate, particularly in the Harley-Davidson dealer network.

The Company's U.S. market share of 601+cc motorcycles for 2017 was 50.7%, down 0.5 percentage points compared to 2016 (Source: Motorcycle Industry Council).
International retail sales in 2017 were below expectations; however, the Company continues to believe that its strong brand, products and expanded distribution will drive growth in international markets over time. In EMEA, retail sales in Europe were down slightly from 2016 while other EMEA markets decreased 12.4% behind softness in emerging markets including Russia, Middle East and South Africa. In Asia Pacific, retail sales were down compared to 2016 on softness in Japan and Australia and lower retail sales in emerging markets compared to 2016. Retail sales in Latin America during 2017 were down on softness in Mexico partially offset by an increase in Brazil. Canada retail sales were down slightly from the prior year.

Despite the difficult year in international markets, there were positive developments. The Company believes its new model-year 2018 Softail motorcycles are being very well received by customers internationally. In the fourth quarter of 2017, the Company experienced strong sell-through rates with limited availability throughout the quarter. The Company believes the strong customer response to the new Softail models, coupled with the fact that international retail sales generally include a greater mix of Softail models than in the U.S., is a good early indicator of the potential impact of these new models.(1) Additionally, in line with the Company's strategy to increase brand access internationally, it continued to expand the international dealer network. The Company added 57 and 40 new international dealers during 2017 and 2016, respectively. The Company plans to add a total of 150 to 200 new international dealerships from 2016 through 2020.(1) The Company remains committed to its long-term international growth strategy and expects to return to international retail sales growth in 2018.(1)
Motorcycle Registration Data - 601+cc(a)
The following table includes industry retail motorcycle registration data:

	2017	2016	Decrease	% Change
United States(b)	288,802	311,710	(22,908)	(7.3)%
Europe(c)	390,619	391,936	(1,317)	(0.3)%

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2017		2016		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
United States	144,893	60.0%	161,839	61.7%	(16,946)	(10.5)%
International	96,605	40.0%	100,382	38.3%	(3,777)	(3.8)
Harley-Davidson motorcycle units	241,498	100.0%	262,221	100.0%	(20,723)	(7.9)%
Touring motorcycle units	99,745	41.3%	107,410	41.0%	(7,665)	(7.1)%
Cruiser motorcycle units	87,344	36.2%	93,422	35.6%	(6,078)	(6.5)
Sportster® / Street motorcycle units	54,409	22.5%	61,389	23.4%	(6,980)	(11.4)
Harley-Davidson motorcycle units	241,498	100.0%	262,221	100.0%	(20,723)	(7.9)%
During 2017, wholesale shipments of Harley-Davidson motorcycles were down 7.9% compared to the prior year, slightly more than the 6.7% decrease in dealer retail sales of new Harley-Davidson motorcycles. International shipments as a percentage of the total were up slightly in 2017 as compared to 2016. Shipments of Cruiser motorcycles increased as a percentage of total shipments in 2017 behind the launch of the new model-year 2018 Softail motorcycles. The Softail motorcycle platform was completely redesigned for model-year 2018 and merged the former Softail and Dyna platforms.
Dealer inventory of new Harley-Davidson motorcycles in the U.S. at the end of 2017 was down approximately 3,000 motorcycles compared to the end of 2016. The Company believes its supply management discipline delivered the intended results and the dealer network is well-positioned for 2018.(1)

Segment Results
The following table includes the condensed statement of operations for the Motorcycles segment (in thousands):

	2017	2016	(Decrease) Increase	% Change
Revenue:
Motorcycles	$3,825,206	$4,122,113	$(296,907)	(7.2)%
Parts & Accessories	804,363	842,637	(38,274)	(4.5)
General Merchandise	262,776	284,583	(21,807)	(7.7)
Other	22,682	22,043	639	2.9
Total revenue	4,915,027	5,271,376	(356,349)	(6.8)
Cost of goods sold	3,261,683	3,419,710	(158,027)	(4.6)
Gross profit	1,653,344	1,851,666	(198,322)	(10.7)
Selling & administrative expense	866,083	907,059	(40,976)	(4.5)
Engineering expense	171,303	171,201	102	0.1
Operating expense	1,037,386	1,078,260	(40,874)	(3.8)
Operating income from Motorcycles	$615,958	$773,406	$(157,448)	(20.4)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2016 to 2017 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2016	$5,272	$3,420	$1,852
Volume	(435)	(264)	(171)
Price, net of related costs	120	59	61
Foreign currency exchange rates and hedging	13	(3)	16
Shipment mix	(55)	(18)	(37)
Raw material prices	—	17	(17)
Manufacturing and other costs	—	51	(51)
Total	(357)	(158)	(199)
2017	$4,915	$3,262	$1,653
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2016 to 2017:

•
The decrease in volume was due to lower wholesale motorcycle shipments, as well as lower P&A and general merchandise sales. P&A and general merchandise sales were down due in large part to lower motorcycle shipments and lower retail motorcycle sales.

•
On average, wholesale prices for motorcycles shipped in 2017 were higher than in the prior year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in 2017 as compared to last year.

•
Revenue was positively impacted by slightly stronger weighted-average foreign currency rates, relative to the U.S. dollar, as compared to last year. In addition, cost was favorably impacted by a higher net gain resulting from the remeasurement of foreign-denominated balance sheet accounts net of losses incurred on hedging activities, as compared to last year.

•	Shipment mix changes resulted in a negative impact on gross profit resulting from unfavorable changes in the mix of models within motorcycle families as well as changes in P&A product mix.

•	Raw material prices were higher due primarily to increased steel and aluminum costs.

•	Manufacturing costs were negatively impacted by lower fixed cost absorption due to lower production volumes, higher model-year startup costs and higher depreciation.
Operating expense which consists of selling, administrative and engineering expenses, was down compared to 2016. The decrease in spending was due in large part to aggressive cost management, lower employee costs following a 2016 reorganization and the non-recurrence of related employee termination costs recorded in the fourth quarter of 2016.

During the fourth quarter of 2017, the Company recorded a $29.4 million charge associated with the previously disclosed NHTSA investigation opened in 2016 related to certain motorcycles equipped with anti-lock breaking systems. In January 2018, the Company announced a voluntary recall of model-year 2008-2011 Touring and V-ROD® motorcycles which the Company believes addresses the NHTSA investigation. Despite this charge, overall warranty and recall costs in 2017 were favorable compared to 2016 driven by lower year-over-year warranty expense.
Financial Services Segment
Segment Results
The following table includes the condensed statement of operations for the Financial Services segment (in thousands):

	2017	2016	Increase (Decrease)	% Change
Interest income	$633,113	$628,432	$4,681	0.7%
Other income	97,151	85,788	11,363	13.2
Securitization and servicing income	1,933	10,862	(8,929)	(82.2)
Financial services revenue	732,197	725,082	7,115	1.0
Interest expense	180,193	173,756	6,437	3.7
Provision for credit losses	132,444	136,617	(4,173)	(3.1)
Operating expenses	144,255	139,179	5,076	3.6
Financial Services expense	456,892	449,552	7,340	1.6
Operating income from Financial Services	$275,305	$275,530	$(225)	(0.1)%
Interest income was favorable in 2017 due to higher average retail receivables partially offset by lower average wholesale receivables and lower average yields across the portfolios. Other income was favorable due to increased licensing revenue and investment income. Securitization and servicing income was lower primarily due to a $9.3 million gain on the sale of finance receivables recognized as a result of the second quarter 2016 off-balance sheet asset-backed securitization. There was no comparable transaction in the current year.
Interest expense increased due to a higher cost of funds, partially offset by lower average outstanding debt.
The provision for credit losses decreased $4.2 million compared to 2016. The retail motorcycle provision decreased $6.5 million during 2017 as a result of a smaller increase in the retail reserve rate and lower receivables partially offset by higher retail credit losses. Credit losses were higher as a result of unfavorable performance across the retail motorcycle portfolio. The wholesale provision increased $1.0 million due to a smaller decrease in the wholesale reserve rate compared to 2016.
Annual losses on the Company's retail motorcycle loans were 1.90% during 2017 compared to 1.83% in 2016. The 30-day delinquency rate for retail motorcycle loans at December 31, 2017 decreased to 4.21% from 4.25% at December 31, 2016.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2017	2016
Balance, beginning of period	$173,343	$147,178
Provision for credit losses	132,444	136,617
Charge-offs, net of recoveries	(113,316)	(107,161)
Other (a)	—	(3,291)
Balance, end of period	$192,471	$173,343

(a)
Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 10 of the Notes to Consolidated Financial Statements for additional information).

At December 31, 2017, the allowance for credit losses on finance receivables was $186.3 million for retail receivables and $6.2 million for wholesale receivables. At December 31, 2016, the allowance for credit losses on finance receivables was $166.8 million for retail receivables and $6.5 million for wholesale receivables.

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

Results of Operations 2016 Compared to 2015
Consolidated Results

(in thousands, except earnings per share)	2016	2015	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$773,406	$875,490	$(102,084)	(11.7)%
Operating income from Financial Services	275,530	280,205	(4,675)	(1.7)
Operating income	1,048,936	1,155,695	(106,759)	(9.2)
Investment income	4,645	6,585	(1,940)	(29.5)
Interest expense	29,670	12,117	17,553	144.9
Income before income taxes	1,023,911	1,150,163	(126,252)	(11.0)
Provision for income taxes	331,747	397,956	(66,209)	(16.6)
Net income	$692,164	$752,207	$(60,043)	(8.0)%
Diluted earnings per share	$3.83	$3.69	$0.14	3.8%
Consolidated operating income was down 9.2% in 2016 driven by a decrease in operating income from the Motorcycles segment which decreased by $102.1 million compared to 2015. Operating income for the Financial Services segment decreased by $4.7 million during 2016 as compared to 2015. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Corporate interest expense was higher in 2016 compared to 2015 due to the issuance of corporate debt in the third quarter of 2015. The Company issued $750.0 million of senior unsecured notes in the third quarter of 2015 and utilized the proceeds to fund the repurchase of common stock in the third and fourth quarters of 2015.
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

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

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
The Company believes 2016 U.S. retail sales of its motorcycles were negatively impacted by intense competitive activity behind discounting and new competitor products. The Company believes the U.S. industry was also adversely affected by weakness in oil-dependent areas and soft used motorcycle values, compounded by economic uncertainty. The Company also believes 2016 retail sales in the U.S. were negatively impacted by lower wholesale shipments of Harley-Davidson motorcycles in the fourth quarter. The Company's shipments of its model-year 2017 motorcycles were limited during the fourth quarter as U.S. dealers focused on selling model-year 2016 motorcycles.
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

In Asia Pacific, retail sales of Harley-Davidson motorcycles for 2016 increased 2.0% compared to the prior year. Overall growth in Asia Pacific was partially offset by lower sales in India and Indonesia. In India, the Company believes retail sales of Harley-Davidson motorcycles were negatively impacted by India's currency demonetization in the fourth quarter of 2016. In

Indonesia, retail sales of Harley-Davidson motorcycles were lower as the Company is reestablishing its dealer network in that market.

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

Operating expense, which consists of selling, administrative and engineering expenses, was largely flat in 2016 compared to 2015. In 2016, the Company significantly increased spending on marketing and product development to drive demand.

However, these expense increases were mostly offset by decreases related to other items, including lower employee costs on fewer employees and lower reorganization costs. Reorganization costs, included in selling and administrative expenses, in the fourth quarters of 2016 and 2015, were $18.2 million and $23.3 million, respectively.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2016	2015	Increase (Decrease)	% Change
Interest income	$628,432	$605,770	$22,662	3.7%
Other income	85,788	80,888	4,900	6.1
Securitization and servicing income	10,862	—	10,862	—
Financial services revenue	725,082	686,658	38,424	5.6
Interest expense	173,756	161,983	11,773	7.3
Provision for credit losses	136,617	101,345	35,272	34.8
Operating expense	139,179	143,125	(3,946)	(2.8)
Financial Services expense	449,552	406,453	43,099	10.6
Operating income from Financial Services	$275,530	$280,205	$(4,675)	(1.7)%

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

(a)
Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 10 of the Notes to Consolidated Financial Statements for additional information).

At December 31, 2016, the allowance for credit losses on finance receivables was $166.8 million for retail receivables and $6.5 million for wholesale receivables. At December 31, 2015, the allowance for credit losses on finance receivables was $139.3 million for retail receivables and $7.9 million for wholesale receivables.

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

Other Matters
New Accounting Standards Not Yet Adopted
Refer to Note 1. Summary of Significant Accounting Policies of the Notes to the Financial Statements for a discussion of new accounting standards that will become effective for the Company in 2018, 2019 and 2020.
Critical Accounting Estimates
The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect the Company’s financial condition and results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of the Board of Directors.
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
Product Warranty and Recalls – Estimated warranty costs are accrued at the time of sale and are based on a combination of historical claim cost data and other known factors that may affect future warranty claims. The estimated costs associated with voluntary recalls are accrued in the period that management approves and commits to the recall. The accrued cost of a recall is based on an estimate of the cost to repair each affected motorcycle and the number of motorcycles expected to be repaired based on historical data concerning the percentage of affected customers that take advantage of recall offers. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.
The factors affecting actual warranty and recall costs can be volatile. As a result, actual warranty claims experience and recall costs may differ from estimates, which could lead to material changes in the Company’s accrued warranty and recall costs. The Company’s warranty and recall liabilities are discussed further in Note 1 of the Notes to Consolidated Financial Statements.
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
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the Company decreased the weighted-average discount rate for pension and SERPA obligations from 4.30% as of December 31, 2016 to 3.71% as of December 31, 2017. The Company decreased the weighted-average discount rate for postretirement healthcare obligations from 4.03% to 3.52%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2017, the Company set its healthcare cost trend rate at 7.00% as of December 31, 2017. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2026.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2017 Net periodic benefit costs
Pension and SERPA	$20,286	$27,460	$19,507	n/a
Postretirement healthcare	$9,615	$1,162	$1,741	$1,687
2017 Benefit obligations
Pension and SERPA	$2,201,021	$358,953	n/a	n/a
Postretirement healthcare	$338,488	$31,824	n/a	$11,984
This information should not be viewed as predictive of future amounts. The analysis of the impact of a 1% change in the table above does not take into account the cost related to special termination benefits. The calculation of pension, SERPA and postretirement healthcare obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 12 of the Notes to Consolidated Financial Statements.
Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (Topic 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. These tax laws and regulations are complex and significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. In December 2017, the 2017 Tax Act was enacted into law introducing significant changes to the U.S. tax code including a reduction in the U.S. corporate income tax rate from 35% to 21%. In accordance with Topic 740, the Company's 2017 financial statements reflect the impacts of the 2017 Tax Act based on reasonable estimates, and the Company considers these estimates to be provisional under SAB 118. Future guidance, interpretations and pronouncements may add clarity to the numerous aspects of the 2017 Tax Act that may impact the Company. Future clarifications may give rise to additional unanticipated impacts on the Company's tax liabilities or effective tax rate and revisions to the Company’s provisional estimates related to the 2017 Tax Act included in the Company’s 2017 income tax provision. Any such adjustments will be recorded as discrete income tax expenses or benefits in future periods. The provisional amount recorded in the 2017 provision for income taxes related to the enactment of the 2017 Tax Act was $53.1 million.

In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of Topic 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to items for income tax reporting purposes and financial reporting purposes. The unrecognized tax benefit is included within other long-term liabilities in the Consolidated Balance Sheets. The Company has a liability for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. The Company is regularly audited by tax authorities as a normal course of business. Although the outcome of tax audits is always uncertain, the Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2017 is as follows (in thousands):

	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments on debt	$2,405,569	$2,693,007	$1,159,715	$750,000	$7,008,291
Interest payments on debt	160,265	182,093	79,803	366,375	788,536
Operating lease payments	15,074	23,826	14,715	8,379	61,994
	$2,580,908	$2,898,926	$1,254,233	$1,124,754	$7,858,821
Interest for floating rate instruments assumes December 31, 2017 rates remain constant.
As of December 31, 2017, the Company generally had no significant purchase obligations, other than those created in the ordinary course of business. Purchase orders issued for inventory and supplies used in product manufacturing generally do not become firm commitments until 90 days prior to expected delivery and can be modified to a certain extent until 30 days prior to expected delivery.
The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2017. The Company’s retirement plan obligations and expected future contributions and payments related to these plans are provided in Note 12 of the Notes to Consolidated Financial Statements.
As described in Note 11 of the Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $72.2 million and accrued interest and penalties of $30.9 million as of December 31, 2017. However, the Company cannot make a reasonably reliable estimate of the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Commitments and Contingencies
The Company is subject to lawsuits and other claims related to environmental, product and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter.

Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. The Company anticipates the court will make a decision whether or not to finalize the Settlement in the following months. The Company has an accrual associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the Consolidated Balance Sheets. While much of the work on the RI/FS is complete, it is still under agency review and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS that is finally approved or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
The estimate of the Company's future Response Costs that will be incurred at the York facility is based on reports of independent environmental consultants retained by the Company, the actual costs incurred to date and the estimated costs to complete the necessary investigation and remediation activities.
Product Liability Matters:
The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s consolidated financial statements.(1)
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures and applies to model-year 2008-2013 Touring and model-year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. During 2017, the Company estimated and recorded a $29.4 million accrual associated with the NHTSA matter which is included in accrued liabilities. On January 30, 2018, the Company announced a voluntary recall, which offers a free brake fluid flush for model-year 2008-2011 Touring and V-ROD® motorcycles. The Company believes the accrued liability it has recorded will adequately cover the cost of the recall.

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
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services Revenue. For more information see Note 10 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources as of December 31, 2017
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Company’s Financial Services operations will continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and asset-backed securitizations.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under credit facilities. The following table summarizes the Company’s cash and cash equivalents and availability under credit and conduit facilities (in thousands):

December 31, 2017
Cash and cash equivalents	$687,521

Credit facilities (a)	291,518
Asset-backed U.S. commercial paper conduit facilities (a)	620,543
Asset-backed Canadian commercial paper conduit facility (a)	491
Total availability under credit and conduit facilities	912,552
Total	$1,600,073

(a)	Includes facilities expiring in the next twelve months some of which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net cash provided by operating activities	$1,005,061	$1,174,339	$1,100,118
Net cash used by investing activities	(562,468)	(392,731)	(915,848)
Net cash used by financing activities	(541,803)	(734,390)	(354,064)
Effect of exchange rate changes on cash and cash equivalents	26,747	(9,443)	(14,677)
Net (decrease) increase in cash and cash equivalents	$(72,463)	$37,775	$(184,471)
Operating Activities
The decrease in operating cash flow in 2017 compared to 2016 was due primarily to lower net income, unfavorable changes in working capital and higher retirement plan contributions. These negative impacts were partially offset by lower net cash outflows for wholesale lending.
The increase in operating cash flow in 2016 compared to 2015 was due primarily to lower net cash outflows from wholesale lending and favorable changes in working capital driven by a reduction in inventory during 2016. These favorable impacts were partially offset by the impact of a retirement plan contribution and lower net income.
During 2017, the Company voluntarily contributed $25.0 million to its qualified pension plan and $15.0 million to its postretirement healthcare plans. This compares to a qualified pension plan contribution of $25.0 million in 2016 and no contributions in 2015. The Company expects that no qualified pension contributions will be required in 2018.(1) The Company also expects that 2018 postretirement healthcare plan benefits and benefits due under the SERPA will be paid by the Company or funded with plan assets.(1) The Company’s expected future contributions and benefit payments related to these plans are provided in Note 12 of the Notes to Consolidated Financial Statements.(1)
Investing Activities
The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $206.3 million, $256.3 million and $260.0 million during 2017, 2016 and 2015, respectively.
Net cash outflows for finance receivables in 2017, which consisted primarily of retail finance receivables, were $125.8 million lower than 2016 primarily as a result of a decrease in retail motorcycle loan originations during 2017. Similarly, 2016 net cash outflows for finance receivables were $125.5 million lower than 2015 primarily due to lower retail motorcycle loan originations during 2016.
Cash inflows from maturities of marketable securities were $6.9 million, $40.0 million and $11.5 million in 2017, 2016 and 2015, respectively.
During 2016, the Company completed a sale of finance receivables through an off-balance sheet asset-backed securitization. The proceeds from the sale of finance receivables, which positively impacted cash flow, were $312.6 million. There were no comparable transactions in 2017 or 2015.
During 2015, the Company purchased certain assets and liabilities from Fred Deeley Imports, Ltd. resulting in a $59.9 million cash outflow. There were no business acquisitions in 2017 or 2016.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.
The Company paid dividends of $1.46 per share totaling $251.9 million during 2017, $1.40 per share totaling $252.3 million during 2016 and $1.24 per share totaling $249.3 million during 2015.
Cash outflows from share repurchases were $465.3 million, $465.3 million and $1,537.0 million for 2017, 2016 and 2015, respectively. Share repurchases during 2017, 2016 and 2015 included 8.8 million, 9.9 million and 28.0 million shares of common stock, respectively, related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. In February 2016, the Company's Board of Directors separately authorized the Company to buy back up to an additional 20.0 million shares of its common stock with no dollar limit or expiration date of which 10.6 million shares remained available at December 31, 2017. In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock with no dollar limit or expiration date.
Financing cash flows related to debt activity resulted in net cash inflows / (outflows) of $155.5 million , ($78.3) million and $1.40 billion for 2017, 2016 and 2015 respectively. The Company’s total outstanding debt consisted of the following as of December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Unsecured commercial paper	$1,273,482	$1,055,708	$1,201,380
Asset-backed Canadian commercial paper conduit facility	174,779	149,338	153,839
Asset-backed U.S. commercial paper conduit facilities	279,457	—	—
Medium-term notes, net	4,165,706	4,064,940	3,316,949
Senior unsecured notes, net	741,961	741,306	740,653
Asset-backed securitization debt, net	352,624	796,275	1,459,377
Total debt	$6,988,009	$6,807,567	$6,872,198
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of January 2018 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Negative
Fitch	F1	A	Stable
Credit Facilities – In May 2017, the Company entered into a $100.0 million 364-day credit facility which matures in April 2018. The Company also has a $675.0 million five-year credit facility which matures in April 2019 and a $765.0 million five-year credit facility which matures in April 2021. The new 364-day credit facility and the five-year credit facilities (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. Additionally, during the second quarter of 2017, the Company renewed its $25.0 million credit facility which had expired in May 2017. The $25.0 million credit facility bears interest at variable interest rates, and the Company must pay a fee based on the unused portion of the $25.0 million commitment. The credit facility expires in May 2018.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.54 billion as of December 31, 2017 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2017 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$877,488	6.80%	May 2008	June 2018
$600,000	2.25%	January 2016	January 2019
$150,000	Floating-rate(a)	March 2017	March 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$400,000	2.55%	June 2017	June 2022

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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2017, the Canadian Conduit has an expiration date of June 30, 2018. The contractual maturity of the debt is approximately 5 years.

During 2017 and 2016, the Company transferred $105.4 million and $71.1 million, respectively, of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $87.0 million and $62.4 million, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – On December 13, 2017, the Company renewed its existing $300.0 million and $600.0 million revolving facility agreements with a third-party bank-sponsored asset-backed U.S. commercial paper conduit. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle receivables held by the relevant SPE as collateral.
During 2017, the Company transferred $429.7 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $383.3 million of debt under the U.S. Conduit Facilities. The VIE did not borrow under the U.S. Conduit Facilities during 2016 and did not have an outstanding balance at December 31, 2016. The contractual maturity of the debt is approximately 5 years.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit Facilities have an expiration date of December 12, 2018.

Asset-Backed Securitization VIEs – For all of its asset-backed securitization transactions, the Company transfers U.S. retail motorcycle finance receivables to separate VIEs, which in turn issue secured notes with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the asset-backed securitization transactions are not available to pay other obligations or claims of the Company's creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the VIEs are used only to support the asset-backed securitizations.

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
There were no on or off-balance sheet asset-backed securitization transactions during 2017. During the second quarter 2016, the Company sold U.S. retail motorcycle finance receivables with a principal balance of $301.8 million into an asset-backed securitization VIE, and the transaction met the criteria to be accounted for as a sale because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services revenue.
For more information see Note 10 of the Notes to Consolidated Financial Statements.
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
At December 31, 2017, 2016 and 2015, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements

The Company's ability to meet the targets and expectations noted depends upon, among other factors, the Company's ability to (i) execute its business strategy, (ii) execute its strategy of growing ridership, globally, (iii) effectively execute its manufacturing optimization plan within expected costs and timing, (iv) develop and introduce products, services and experiences that are successful in the marketplace, (v) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (vi) balance production volumes for its new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices, (vii) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (viii) manage risks that arise through expanding international manufacturing, operations and sales, (ix) successfully execute the Company's manufacturing strategy, including its flexible production strategy, (x) prevent and detect any issues with its motorcycles or any associated manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xi) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness, (xii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xiii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xiv) retain and attract talented employees, (xv) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security, (xvi) continue to develop the capabilities of its distributors and dealers and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xvii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business, (xviii) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xix) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xx) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxi) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxii) manage its exposure to product liability claims and commercial or contractual disputes, and (xxiii) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations.

In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Other factors are described in risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission.

The Company's ability to sell its motorcycles and related products and services and to meet its financial expectations also depends on the ability of the Company's independent dealers to sell its motorcycles and related products and services to retail customers. The Company depends on the capability and financial capacity of its independent dealers and distributors to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company. In addition, the Company's independent dealers and distributors may experience difficulties in operating their businesses and selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions or other factors.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen, the Brazilian real, the Canadian dollar, the British pound and the Mexican peso. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2017 and December 31, 2016, the notional U.S. dollar value of outstanding Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar and Mexican peso foreign currency contracts was $675.7 million and $554.6 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $67.2 million and $52.2 million as of December 31, 2017 and December 31, 2016, respectively. Further disclosure relating to the fair value of derivative financial instruments is included in Note 7 of the Notes to Consolidated Financial Statements.

The Company's earnings are affected by changes in the prices of commodities used in the production of motorcycles. The Company uses derivative instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2017, the notional value of these instruments was $5.4 million and their fair value was a net asset of $0.3 million. As of December 31, 2016, the notional value of these instruments was $6.0 million and their fair value was a net asset of $0.5 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.

HDFS’ earnings are affected by changes in interest rates. HDFS’ interest-rate sensitive financial instruments include finance receivables and debt. With the exception of short-term commercial paper and debt issued through the commercial paper conduit facilities, the majority of HDFS' debt instruments at December 31, 2017 have fixed interest rates. A one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities would increase Financial Services interest expense in 2018 by approximately $15 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, HDFS may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.

 Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at item 15(a) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Harley-Davidson, Inc. at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1982
Milwaukee, Wisconsin
February 21, 2018

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2017, 2016 and 2015
(In thousands, except per share amounts)

	2017	2016	2015
Revenue:
Motorcycles and Related Products	$4,915,027	$5,271,376	$5,308,744
Financial Services	732,197	725,082	686,658
Total revenue	5,647,224	5,996,458	5,995,402
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,261,683	3,419,710	3,356,284
Financial Services interest expense	180,193	173,756	161,983
Financial Services provision for credit losses	132,444	136,617	101,345
Selling, administrative and engineering expense	1,181,641	1,217,439	1,220,095
Total costs and expenses	4,755,961	4,947,522	4,839,707
Operating income	891,263	1,048,936	1,155,695
Investment income	3,580	4,645	6,585
Interest expense	31,004	29,670	12,117
Income before provision for income taxes	863,839	1,023,911	1,150,163
Provision for income taxes	342,080	331,747	397,956
Net income	$521,759	$692,164	$752,207
Earnings per common share:
Basic	$3.03	$3.85	$3.71
Diluted	$3.02	$3.83	$3.69
Cash dividends per common share	$1.46	$1.40	$1.24
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net income	$521,759	$692,164	$752,207
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	46,280	(9,288)	(55,362)
Derivative financial instruments	(29,778)	6,638	(13,156)
Marketable securities	1,194	(100)	(394)
Pension and postretirement benefit plans	47,636	52,574	(31,350)
Total other comprehensive income (loss), net of tax	65,332	49,824	(100,262)
Comprehensive income	$587,091	$741,988	$651,945

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands, except share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$687,521	$759,984
Marketable securities	—	5,519
Accounts receivable, net	329,986	285,106
Finance receivables, net	2,105,662	2,076,261
Inventories	538,202	499,917
Restricted cash	47,518	52,574
Other current assets	175,853	174,491
Total current assets	3,884,742	3,853,852
Finance receivables, net	4,859,424	4,759,197
Property, plant and equipment, net	967,781	981,593
Prepaid pension costs	19,816	—
Goodwill	55,947	53,391
Deferred income taxes	109,073	167,729
Other long-term assets	75,889	74,478
	$9,972,672	$9,890,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227,597	$235,318
Accrued liabilities	529,822	486,652
Short-term debt	1,273,482	1,055,708
Current portion of long-term debt, net	1,127,269	1,084,884
Total current liabilities	3,158,170	2,862,562
Long-term debt, net	4,587,258	4,666,975
Pension liability	54,606	84,442
Postretirement healthcare liability	118,753	173,267
Other long-term liabilities	209,608	182,836
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 181,286,547 and 180,595,054 shares issued, respectively	1,813	1,806
Additional paid-in-capital	1,422,808	1,381,862
Retained earnings	1,607,570	1,337,673
Accumulated other comprehensive loss	(500,049)	(565,381)
Treasury stock (13,195,731 and 4,647,345 shares, respectively), at cost	(687,865)	(235,802)
Total shareholders’ equity	1,844,277	1,920,158
	$9,972,672	$9,890,240

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2017 and 2016
(In thousands, except share amounts)

	2017	2016
Balances held by consolidated variable interest entities (Note 10)
Current finance receivables, net	$194,813	$225,289
Other assets	$2,148	$2,781
Non-current finance receivables, net	$521,940	$643,047
Restricted cash - current and non-current	$48,706	$57,057
Current portion of long-term debt, net	$209,247	$241,396
Long-term debt, net	$422,834	$554,879

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net cash provided by operating activities (Note 2)	$1,005,061	$1,174,339	$1,100,118
Cash flows from investing activities:
Capital expenditures	(206,294)	(256,263)	(259,974)
Origination of finance receivables	(3,591,948)	(3,664,495)	(3,751,830)
Collections on finance receivables	3,228,311	3,175,031	3,136,885
Proceeds from finance receivables sold	—	312,571	—
Sales and redemptions of marketable securities	6,916	40,014	11,507
Acquisition of business	—	—	(59,910)
Other	547	411	7,474
Net cash used by investing activities	(562,468)	(392,731)	(915,848)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	893,668	1,193,396	595,386
Repayments of medium-term notes	(800,000)	(451,336)	(610,331)
Proceeds from issuance of senior unsecured notes	—	—	740,385
Proceeds from securitization debt	—	—	1,195,668
Repayments of securitization debt	(444,671)	(665,400)	(1,008,135)
Borrowings of asset-backed commercial paper	469,932	62,396	87,442
Repayments of asset-backed commercial paper	(176,227)	(71,500)	(72,727)
Net increase (decrease) in credit facilities and unsecured commercial paper	212,809	(145,812)	469,473
Net change in restricted cash	8,458	43,495	11,410
Dividends paid	(251,862)	(252,321)	(249,262)
Purchase of common stock for treasury	(465,263)	(465,341)	(1,537,020)
Excess tax benefits from share-based payments	—	2,251	3,468
Issuance of common stock under employee stock option plans	11,353	15,782	20,179
Net cash used by financing activities	(541,803)	(734,390)	(354,064)
Effect of exchange rate changes on cash and cash equivalents	26,747	(9,443)	(14,677)
Net (decrease) increase in cash and cash equivalents	$(72,463)	$37,775	$(184,471)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$759,984	$722,209	$906,680
Net (decrease) increase in cash and cash equivalents	(72,463)	37,775	(184,471)
Cash and cash equivalents—end of period	$687,521	$759,984	$722,209

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2017, 2016 and 2015
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2014	344,174,653	$3,442	$1,265,257	$8,459,040	$(514,943)	$(6,303,510)	$2,909,286
Net income	—	—	—	752,207	—	—	752,207
Total other comprehensive loss, net of tax (Note 8)	—	—	—	—	(100,262)	—	(100,262)
Dividends	—	—	—	(249,262)	—	—	(249,262)
Repurchase of common stock	—	—	—	—	—	(1,537,020)	(1,537,020)
Share-based compensation and 401(k) match made with Treasury shares	—	—	39,457	—	—	1,394	40,851
Issuance of nonvested stock	162,193	2	(2)	—	—	—	—
Exercise of stock options	518,858	5	20,174	—	—	—	20,179
Tax benefit of equity awards	—	—	3,675	—	—	—	3,675
Balance December 31, 2015	344,855,704	$3,449	$1,328,561	$8,961,985	$(615,205)	$(7,839,136)	$1,839,654
Net income	—	—	—	692,164	—	—	692,164
Total other comprehensive income, net of tax (Note 8)	—	—	—	—	49,824	—	49,824
Dividends	—	—	—	(252,321)	—	—	(252,321)
Repurchase of common stock	—	—	—	—	—	(465,341)	(465,341)
Share-based compensation and 401(k) match made with Treasury shares	—	—	36,956	—	—	2,870	39,826
Issuance of nonvested stock	272,479	2	(2)	—	—	—	—
Exercise of stock options	466,871	5	15,777	—	—	—	15,782
Tax benefit of equity awards	—	—	570	—	—	—	570
Retirement of treasury stock	(165,000,000)	(1,650)	—	(8,064,155)	—	8,065,805	—
Balance December 31, 2016	180,595,054	$1,806	$1,381,862	$1,337,673	$(565,381)	$(235,802)	$1,920,158
Net income	—	—	—	521,759	—	—	521,759
Total other comprehensive income, net of tax (Note 8)	—	—	—	—	65,332	—	65,332
Dividends	—	—	—	(251,862)	—	—	(251,862)
Repurchase of common stock	—	—	—	—	—	(465,263)	(465,263)
Share-based compensation and 401(k) match made with Treasury shares	—	—	29,600	—	—	13,200	42,800
Issuance of nonvested stock	408,950	4	(4)	—	—	—	—
Exercise of stock options	282,543	3	11,350	—	—	—	11,353
Balance December 31, 2017	181,286,547	$1,813	$1,422,808	$1,607,570	$(500,049)	$(687,865)	$1,844,277

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
All of the Company’s subsidiaries are wholly owned and are included in the consolidated financial statements. Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The effect of this remeasurement is reported in Motorcycle and Related Products cost of goods sold. The pre-tax gain for foreign currency remeasurements was $15.0 million for the year ended 2017. The pre-tax loss for foreign currency remeasurements was $15.1 million and $21.5 million for the years ended 2016 and 2015, respectively.
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
Marketable Securities – The Company’s marketable securities consisted of the following at December 31 (in thousands):

	2017	2016
Available-for-sale securities: corporate bonds	$—	$5,519
Trading securities: mutual funds	48,006	38,119
Total marketable securities	$48,006	$43,638
The Company’s available-for-sale securities were carried at fair value with any unrealized gains or losses reported in other comprehensive income. During 2017 and 2016, unrealized losses were not material. There were no available-for-sale securities outstanding at December 31, 2017.
The Company's trading securities relate to investments held by the Company to fund certain deferred compensation obligations. The trading securities are carried at fair value with gains and losses recorded in net income and investments are included in other long-term assets on the consolidated balance sheets.
Accounts Receivable, Net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $4.1 million and $2.7 million as of December 31, 2017 and 2016, respectively. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.
Finance Receivables, Net – Finance receivables include both retail and wholesale finance receivables, net, including amounts held by consolidated VIEs. Finance receivables are recorded in the financial statements at amortized cost net of an allowance for credit losses. The provision for credit losses on finance receivables is charged to earnings in amounts sufficient to maintain the allowance for credit losses at a level that is adequate to cover estimated losses of principal inherent in the existing portfolio. Portions of the allowance for credit losses are specified to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance covers estimated losses on finance receivables which are collectively reviewed for impairment. Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement.

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
Repossessed inventory representing recovered collateral on impaired finance receivables is recorded at the lower of cost or net realizable value. In the period during which the collateral is repossessed, the related finance receivable is adjusted to the fair value of the collateral through a charge to the allowance for credit losses and reclassified to repossessed inventory. Repossessed inventory is included in other current assets and was $19.6 million and $19.3 million at December 31, 2017 and 2016, respectively.
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

Inventories – Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $234.9 million at December 31, 2017 and $221.7 million at December 31, 2016 are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
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
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2017 and 2016, the Company performed a quantitative test on its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Product Warranty and Recall – The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company offers a one-year warranty for Parts & Accessories (P&A). The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims using an estimated cost based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company accrues for the estimated cost associated with voluntary recalls in the period that management approves and commits to the recall.
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	2017	2016	2015
Balance, beginning of period	$79,482	$74,217	$69,250
Warranties issued during the period	57,834	60,215	59,259
Settlements made during the period	(82,554)	(99,298)	(96,529)
Recalls and changes to pre-existing warranty liabilities	39,438	44,348	42,237
Balance, end of period	$94,200	$79,482	$74,217
The liability associated with recalls, including the amount recorded in 2017 in connection with the NHTSA matter discussed in Note 14, was $35.3 million, $13.6 million and $10.2 million at December 31, 2017, 2016 and 2015, respectively.
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
All derivative instruments are recognized on the balance sheet at fair value (see Note 6). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings. Refer to Note 7 for a detailed description of the Company’s derivative instruments.
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
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of December 31, 2017 and 2016, all retail finance receivables are accounted for as interest-earning receivables.
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
Insurance and protection product revenue, including revenue from the sale of extended service contracts, is recognized when contractually earned. Deferred revenue related to extended service contracts was $4.7 million and $4.5 million as of December 31, 2017 and 2016, respectively.
Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expenses in the consolidated statement of income. Research and development expenses were $175.2 million, $172.3 million and $161.2 million for 2017, 2016 and 2015, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2017, 2016 and 2015, the Company incurred $135.5 million, $137.4 million and $119.8 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.
Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its statement of income. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Share-based award expense is recognized on a straight-line basis over the service or performance periods of the awards. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2017, 2016 and 2015 was $32.5 million, $32.3 million and $29.4 million, respectively, or $20.5 million, $20.4 million and $18.5 million net of taxes, respectively.
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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers: Deferral of Effective Date (ASU 2015-14) to defer the effective date of the new revenue recognition standard by one year to fiscal years beginning after December 15, 2017 and interim periods therein. The Company will adopt the new revenue recognition guidance on January 1, 2018 using the modified retrospective method by recording the cumulative effect of initially applying the new standard as an increase of approximately $6 million to the opening balance of retained earnings. The on-going application of the new guidance is not expected to have a material impact on the Company's financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. The Company is currently in the process of gathering and analyzing information necessary to quantify the impact of adopting ASU 2016-02 and evaluating the transition practical expedients it will apply upon adoption.
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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company is required to adopt ASU 2016-18 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. Subsequent to the adoption of ASU 2016-18, the change in restricted cash will be excluded from financing activities and included in the change in total cash which will include restricted cash in addition to cash and cash equivalents.

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

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation - Retirement Benefits by requiring employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The guidance also limits the components that are eligible for capitalization in assets. The Company is required to adopt ASU 2017-07 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which interim or annual financial statements have not been issued or made available for issuance. The amendments related to the presentation of the components of net periodic benefit cost should be applied retrospectively. The amendments related to the capitalization of certain components in assets should be applied prospectively. The Company's net periodic benefit cost components are disclosed in Note 12.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in 2017 to account for the impact of the 2017 Tax Cuts and Jobs Act resulted in stranded tax effects. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.
2.    Additional Balance Sheet and Cash Flow Information
The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31, and the statements of cash flows for the years ended December 31.
Balance Sheet Information:
Inventories, net (in thousands):

	2017	2016
Raw materials and work in process	$161,664	$140,639
Motorcycle finished goods	289,530	285,281
Parts and accessories and general merchandise	139,363	122,264
Inventory at lower of FIFO cost or net realizable value	590,557	548,184
Excess of FIFO over LIFO cost	(52,355)	(48,267)
Total inventories, net	$538,202	$499,917
Inventory obsolescence reserves deducted from FIFO cost were $38.7 million and $39.9 million as of December 31, 2017 and 2016, respectively.
Property, plant and equipment, at cost (in thousands):

	2017	2016
Land and related improvements	$70,256	$65,533
Buildings and related improvements	464,454	464,200
Machinery and equipment	1,890,126	1,887,269
Software	660,090	630,114
Construction in progress	200,396	214,409
	3,285,322	3,261,525
Accumulated depreciation	(2,317,541)	(2,279,932)
Total property, plant and equipment, net	$967,781	$981,593

Accrued liabilities (in thousands):

	2017	2016
Payroll, employee benefits and related expenses	$124,093	$148,221
Warranty and recalls	75,089	57,698
Sales incentive programs	48,309	43,218
Tax-related accruals	25,944	26,140
Fair value of derivative financial instruments	21,308	142
Accrued interest	40,347	42,788
Other	194,732	168,445
Total accrued liabilities	$529,822	$486,652

Cash Flow Information:
The reconciliation of net income to net cash provided by operating activities of continuing operations is as follows (in thousands):

	2017	2016	2015
Cash flows from operating activities:
Net income	$521,759	$692,164	$752,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	222,188	209,555	198,074
Amortization of deferred loan origination costs	82,911	86,681	93,546
Amortization of financing origination fees	8,045	9,252	9,975
Provision for long-term employee benefits	29,900	38,273	60,824
Employee benefit plan contributions and payments	(63,277)	(55,809)	(28,490)
Stock compensation expense	32,491	32,336	29,433
Net change in wholesale finance receivables related to sales	35,172	(3,233)	(113,970)
Provision for credit losses	132,444	136,617	101,345
Gain on off-balance sheet asset-backed securitization	—	(9,269)	—
Loss on debt extinguishment	—	118	1,099
Deferred income taxes	50,855	(165)	(16,484)
Other, net	8,559	(6,907)	20,913
Changes in current assets and liabilities:
Accounts receivable, net	(18,149)	(45,934)	(13,665)
Finance receivables – accrued interest and other	(1,313)	(1,489)	(3,046)
Inventories	(20,584)	85,072	(155,222)
Accounts payable and accrued liabilities	10,128	38,237	138,823
Derivative instruments	1,866	(3,413)	(5,615)
Other	(27,934)	(27,747)	30,371
Total adjustments	483,302	482,175	347,911
Net cash provided by operating activities	$1,005,061	$1,174,339	$1,100,118
Cash paid during the period for interest and income taxes (in thousands):

	2017	2016	2015
Interest	$204,866	$185,804	$148,654
Income taxes	$300,113	$356,553	$371,547
Interest paid represents interest payments of HDFS (included in financial services interest expense) and interest payments of the Company (included in interest expense).
3.    Acquisition
On August 4, 2015, the Company completed its purchase of certain assets and liabilities from Fred Deeley Imports, Ltd. (Deeley Imports) including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada (Transaction) for total consideration of $59.9 million. The majority equity owner of Deeley Imports, prior to the transaction closing, was also a member of the Board of Directors of the Company. The acquisition of the Canadian distribution rights allowed the Company to align its distribution in Canada with its global go-to-market approach.
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
4.    Goodwill and Intangible Assets
The following table summarizes changes in the carrying amount of goodwill in the Motorcycles segment for the following years ended December 31 (in thousands):

	2017	2016	2015
Balance, beginning of period	$53,391	$54,182	$27,752
Business acquisitions	—	—	28,567
Currency translation	2,556	(791)	(2,137)
Balance, end of period	$55,947	$53,391	$54,182
The following table summarizes the Motorcycles segment intangible assets other than goodwill at December 31 (in thousands):

	2017
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Intangible assets other than goodwill
Reacquired distribution rights	$13,933	$(13,933)	$—	2
Customer relationships	7,860	(950)	6,910	20
Total other intangible assets	$21,793	$(14,883)	$6,910

	2016
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Intangible assets other than goodwill
Reacquired distribution rights	$12,928	$(9,157)	$3,771	2
Customer relationships	7,293	(517)	6,776	20
Total other intangible assets	$20,221	$(9,674)	$10,547

Intangible assets other than goodwill are included in other long-term assets on the Company's consolidated balance sheets. The gross carrying amounts at December 31 differ from the acquisition date amounts due to changes in foreign currency exchange rates.

Total amortization expense of other intangible assets was $4.2 million, $7.0 million and $2.8 million for 2017, 2016 and 2015, respectively. The Company estimates future amortization to be as follows (in thousands):

Estimated Amortization
2018	$384
2019	384
2020	384
2021	384
2022	384
Thereafter	4,990
Total	$6,910
The Financial Services segment had no goodwill or intangible assets at December 31, 2017 and 2016.
5.    Finance Receivables
Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2017	2016	2015	2014	2013
Wholesale
United States	$939,621	$961,150	$965,379	$903,380	$800,491
Canada	77,336	65,440	58,481	48,941	44,721
Total wholesale	1,016,957	1,026,590	1,023,860	952,321	845,212
Retail
United States	5,901,002	5,769,410	5,803,071	5,398,006	5,051,245
Canada	239,598	212,801	188,400	209,918	213,799
Total retail	6,140,600	5,982,211	5,991,471	5,607,924	5,265,044
	7,157,557	7,008,801	7,015,331	6,560,245	6,110,256
Allowance for credit losses	(192,471)	(173,343)	(147,178)	(127,364)	(110,693)
Total finance receivables, net	$6,965,086	$6,835,458	$6,868,153	$6,432,881	$5,999,563
 The Company offers wholesale financing to the Company’s independent dealers
Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales.
The Company provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment contracts and are primarily related to sales of motorcycles to the dealers’ customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2017 and 2016, approximately 11% of gross outstanding retail finance receivables were originated in Texas; there were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
Unused lines of credit extended to the Company's wholesale finance customers totaled $1.27 billion and $1.32 billion at December 31, 2017 and 2016, respectively. Approved but unfunded retail finance loans totaled $166.3 million and $177.9 million at December 31, 2017 and 2016, respectively.

Wholesale finance receivables are generally contractually due within one year. On December 31, 2017, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2018	$2,018,646	$126,345	$2,144,991
2019	1,160,372	51,764	1,212,136
2020	1,251,444	56,173	1,307,617
2021	1,250,821	60,957	1,311,778
2022	1,144,281	21,695	1,165,976
Thereafter	15,059	—	15,059
Total	$6,840,623	$316,934	$7,157,557
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31 were as follows (in thousands):

	2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	132,760	(316)	132,444
Charge-offs	(160,972)	—	(160,972)
Recoveries	47,656	—	47,656
Balance, end of period	$186,254	$6,217	$192,471

	2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	137,942	(1,325)	136,617
Charge-offs	(148,566)	—	(148,566)
Recoveries	41,405	—	41,405
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$166,810	$6,533	$173,343

	2015
	Retail	Wholesale	Total
Balance, beginning of period	$122,025	$5,339	$127,364
Provision for credit losses	98,826	2,519	101,345
Charge-offs	(123,911)	—	(123,911)
Recoveries	42,380	—	42,380
Balance, end of period	$139,320	$7,858	$147,178

(a)
Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 10 for additional information).

There were no finance receivables individually evaluated for impairment on December 31, 2017 or 2016. The allowance for credit losses and finance receivables by portfolio, collectively evaluated for impairment, at December 31 was as follows (in thousands):

	2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	186,254	6,217	192,471
Total allowance for credit losses	$186,254	$6,217	$192,471
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,140,600	1,016,957	7,157,557
Total finance receivables	$6,140,600	$1,016,957	$7,157,557
	2016
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	166,810	6,533	173,343
Total allowance for credit losses	$166,810	$6,533	$173,343
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	5,982,211	1,026,590	7,008,801
Total finance receivables	$5,982,211	$1,026,590	$7,008,801
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have specifically impaired finance receivables. At December 31, 2017 and 2016, there were no wholesale finance receivables that were on non-accrual status or individually deemed to be impaired under ASC Topic 310, “Receivables.”
An analysis of the aging of past due finance receivables at December 31 was as follows (in thousands):

	2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,913,473	$139,629	$47,539	$39,959	$227,127	$6,140,600
Wholesale	1,016,000	595	245	117	957	1,016,957
Total	$6,929,473	$140,224	$47,784	$40,076	$228,084	$7,157,557

	2016
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,760,818	$131,302	$49,642	$40,449	$221,393	$5,982,211
Wholesale	1,024,995	1,000	319	276	1,595	1,026,590
Total	$6,785,813	$132,302	$49,961	$40,725	$222,988	$7,008,801

The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31 for the past five years was as follows (in thousands):

	2017	2016	2015	2014	2013
United States	$39,051	$39,399	$31,677	$27,800	$23,770
Canada	1,025	1,326	1,192	1,118	1,031
Total	$40,076	$40,725	$32,869	$28,918	$24,801
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
The recorded investment of retail finance receivables, by credit quality indicator, at December 31 was as follows (in thousands):

	2017	2016
Prime	$4,966,193	$4,768,420
Sub-prime	1,174,407	1,213,791
Total	$6,140,600	$5,982,211
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
The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31 was as follows (in thousands):

	2017	2016
Doubtful	$688	$1,333
Substandard	3,837	1,773
Special Mention	26,866	30,152
Medium Risk	9,917	14,620
Low Risk	975,649	978,712
Total	$1,016,957	$1,026,590
6.     Fair Value
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
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands):

	2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$488,432	$358,500	$129,932	$—
Marketable securities	48,006	48,006	—	—
Derivatives	1,769	—	1,769	—
Total	$538,207	$406,506	$131,701	$—
Liabilities:
Derivatives	$21,308	$—	$21,308	$—

	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$531,519	$426,266	$105,253	$—
Marketable securities	43,638	38,119	5,519	—
Derivatives	29,034	—	29,034	—
Total	$604,191	$464,385	$139,806	$—
Liabilities:
Derivatives	$142	$—	$142	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $19.6 million and $19.3 million at December 31, 2017 and 2016, for which the fair value adjustment was $9.0 million and $9.3 million at December 31, 2017 and 2016, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost
The carrying value of the Company’s cash and cash equivalents and restricted cash approximates their fair values.

The following table summarizes the fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31 (in thousands):

	2017		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,021,549	$6,965,086	$6,921,037	$6,835,458
Liabilities:
Unsecured commercial paper	$1,273,482	$1,273,482	$1,055,708	$1,055,708
Asset-backed U.S. commercial paper conduit facilities	$279,457	$279,457	$—	$—
Asset-backed Canadian commercial paper conduit facility	$174,779	$174,779	$149,338	$149,338
Medium-term notes	$4,189,092	$4,165,706	$4,139,462	$4,064,940
Senior unsecured notes	$784,433	$741,961	$744,552	$741,306
Asset-backed securitization debt	$351,767	$352,624	$797,688	$796,275
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
Debt – The carrying value of debt in the financial statements is generally amortized cost, net of discounts and debt issuance costs. The carrying value of unsecured commercial paper calculated using Level 2 inputs approximates fair value due to its short maturity. The carrying value of debt provided under the U.S. conduit facilities and Canadian conduit facility calculated using Level 2 inputs approximates fair value since the interest rates charged under the facility are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior unsecured notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs).
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
All derivative instruments are recognized on the balance sheet at fair value. In accordance with ASC Topic 815, "Derivatives and Hedging," the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings.
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
The Company entered into treasury rate lock contracts to fix the interest rate on a portion of the principal related to the issuance of long-term debt. The treasury rate lock contracts have since settled and the loss at settlement was recorded in accumulated other comprehensive loss which is being reclassified into earnings over the life of the debt.
The following tables summarize the fair value of the Company’s derivative financial instruments at December 31 (in thousands):

	2017			2016
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Foreign currency contracts(c)	$675,724	$1,388	$21,239	$554,551	$28,528	$142
Commodities contracts(c)	915	—	69	992	177	—
Total	$676,639	$1,388	$21,308	$555,543	$28,705	$142
	2017			2016
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Commodities contracts	$4,532	$381	$—	$5,025	$329	$—
Total	$4,532	$381	$—	$5,025	$329	$—

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses for the following years ended December 31 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
Cash Flow Hedges	2017	2016	2015
Foreign currency contracts	$(53,964)	$28,099	$45,810
Commodities contracts	(246)	77	(421)
Treasury rate locks	(719)	—	(7,381)
Total	$(54,929)	$28,176	$38,008

	Amount of Gain/(Loss) Reclassified from AOCL into Income
Cash Flow Hedges	2017	2016	2015	Expected to be Reclassified Over the Next Twelve Months

Foreign currency contracts(a)	$(7,202)	$18,253	$59,730	$(20,178)
Commodities contracts(a)	—	(258)	(677)	(69)
Treasury rate locks(b)	(442)	(362)	(151)	(506)
Total	$(7,644)	$17,633	$58,902	$(20,753)

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense
For the years ended December 31, 2017 and 2016, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses for the years ended December 31 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedges	2017	2016	2015
Commodities contracts(a)	$503	$167	$(648)
Total	$503	$167	$(648)

(a)	Gain/(loss) recognized in income is included in cost of goods sold
8.    Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31 (in thousands):

	2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss) before reclassifications	52,145	1,896	(54,929)	24,321	23,433
Income tax	(5,865)	(702)	20,338	(5,711)	8,060
Net other comprehensive income (loss) before reclassifications	46,280	1,194	(34,591)	18,610	31,493
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	7,202	—	7,202
Realized (gains) losses - treasury rate locks(b)	—	—	442	—	442
Prior service credits(c)	—	—	—	(1,153)	(1,153)
Actuarial losses(c)	—	—	—	47,254	47,254
Total before tax	—	—	7,644	46,101	53,745
Income tax benefit	—	—	(2,831)	(17,075)	(19,906)
Net reclassifications	—	—	4,813	29,026	33,839
Other comprehensive income (loss)	46,280	1,194	(29,778)	47,636	65,332
Balance, end of period	$(21,852)	$—	$(17,254)	$(460,943)	$(500,049)

	2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive (loss) income before reclassifications	(7,591)	(159)	28,176	33,937	54,363
Income tax	(1,697)	59	(10,436)	(12,570)	(24,644)
Net other comprehensive (loss) income before reclassifications	(9,288)	(100)	17,740	21,367	29,719
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(18,253)	—	(18,253)
Realized (gains) losses - commodities contracts(a)	—	—	258	—	258
Realized (gains) losses - treasury rate lock(b)	—	—	362	—	362
Prior service credits(c)	—	—	—	(1,784)	(1,784)
Actuarial losses(c)	—	—	—	49,888	49,888
Curtailment and settlement losses(c)	—	—	—	1,463	1,463
Total before tax	—	—	(17,633)	49,567	31,934
Income tax expense (benefit)	—	—	6,531	(18,360)	(11,829)
Net reclassifications	—	—	(11,102)	31,207	20,105
Other comprehensive (loss) income	(9,288)	(100)	6,638	52,574	49,824
Balance, end of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)

	2015
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(3,482)	$(700)	$19,042	$(529,803)	$(514,943)
Other comprehensive (loss) income before reclassifications	(48,309)	(626)	38,008	(106,059)	(116,986)
Income tax	(7,053)	232	(14,079)	39,284	18,384
Net other comprehensive (loss) income before reclassifications	(55,362)	(394)	23,929	(66,775)	(98,602)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(59,730)	—	(59,730)
Realized (gains) losses - commodities contracts(a)	—	—	677	—	677
Realized (gains) losses - treasury rate lock(b)	—	—	151	—	151
Prior service credits(c)	—	—	—	(2,782)	(2,782)
Actuarial losses(c)	—	—	—	58,680	58,680
Curtailment and settlement losses(c)	—	—	—	368	368
Total before tax	—	—	(58,902)	56,266	(2,636)
Income tax expense (benefit)	—	—	21,817	(20,841)	976
Net reclassifications	—	—	(37,085)	35,425	(1,660)
Other comprehensive loss	(55,362)	(394)	(13,156)	(31,350)	(100,262)
Balance, end of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified to net income are presented in interest expense.

(c)	Amounts reclassified are included in the computation of net periodic benefit cost. See Note 12 for information related to pension and postretirement benefit plans.
9.    Debt
Debt with a contractual term less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2017	2016
Unsecured commercial paper	$1,273,482	$1,055,708
Total short-term debt	$1,273,482	$1,055,708
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2017	2016
Secured debt (Note 10)
Asset-backed Canadian commercial paper conduit facility	$174,779	$149,338
Asset-backed U.S. commercial paper conduit facilities	279,457	—
Asset-backed securitization debt	353,085	797,755
Less: unamortized discount and debt issuance costs	(461)	(1,480)
Total secured debt	806,860	945,613

Unsecured notes (at par value)
2.70% Medium-term notes due in 2017, issued January 2012	—	400,000
1.55% Medium-term notes due in 2017, issued November 2014	—	400,000
6.80% Medium-term notes due in 2018, issued May 2008	877,488	877,488
2.25% Medium-term notes due in 2019, issued January 2016	600,000	600,000
Floating-rate Medium-term notes due in 2019, issued March 2017(a)	150,000	—
2.40% Medium-term notes due in 2019, issued September 2014	600,000	600,000
2.15% Medium-term notes due in 2020, issued February 2015	600,000	600,000
2.40% Medium-term notes due in 2020, issued March 2017	350,000	—
2.85% Medium-term notes due in 2021, issued January 2016	600,000	600,000
2.55% Medium-term notes due in 2022, issued June 2017	400,000	—
3.50% Senior unsecured notes due in 2025, issued July 2015	450,000	450,000
4.625% Senior unsecured notes due in 2045, issued July 2015	300,000	300,000
Less: unamortized discount and debt issuance costs	(19,821)	(21,242)
Gross long-term debt	5,714,527	5,751,859
Less: current portion of long-term debt, net of unamortized discount and issuance costs	(1,127,269)	(1,084,884)
Total long-term debt	$4,587,258	$4,666,975
(a)    Floating interest rate based on LIBOR plus 35 bps.
A summary of the Company’s expected principal payments for debt obligations as of December 31, 2017 is as follows (in thousands):

2018	$2,405,569
2019	1,594,518
2020	1,098,489
2021	721,705
2022	438,010
Thereafter	750,000
Total	$7,008,291
Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 1.48% and 0.93% at December 31, 2017 and 2016, respectively.
In May 2017, the Company entered into a $100.0 million 364-day credit facility which matures in April 2018. The Company also has a $675.0 million five-year credit facility which matures in April 2019 and a $765.0 million five-year credit facility which matures in April 2021. The new 364-day credit facility and the five-year credit facilities (together, the Global Credit Facilities) bear interest at variable interest rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities and primarily used to support the Company's unsecured commercial paper program. Additionally, during the second quarter of 2017, the Company renewed its $25.0 million credit facility which expired in May 2017. The $25.0 million credit facility bears interest at variable interest rates, and the Company must pay a fee based on the unused portion of the $25.0 million commitment. The credit facility expires in May 2018.
All of the Company's unsecured notes provide for semi-annual interest payments and principal due at maturity.
During 2017, the Company did not repurchase any of its medium-term notes. During 2016 and 2015, the Company repurchased an aggregate of $1.2 million and $9.3 million, respectively, of its 6.80% medium-term notes which mature in June 2018. As a result, the Company recognized in financial services interest expense $0.1 million and $1.1 million of loss on extinguishment of debt, respectively, which included unamortized discounts and fees. During March and November 2017, $400.0 million of 2.70% and $400.0 million of 1.55% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
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
Under the current financial covenants of the Global Credit Facilities, the consolidated debt to equity ratio of HDFS cannot exceed 10.00 to 1.00 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and equity, in each case excluding the debt of HDFS and its subsidiaries, cannot exceed 0.70 to 1.00 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities. At December 31, 2017 and 2016, HDFS and the Company remained in compliance with all of these covenants.
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

The following table shows the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements at December 31 (in thousands):

	2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$439,301	$(13,686)	$34,919	$1,260	$461,794	$352,624
Asset-backed U.S. commercial paper conduit facilities	300,530	(9,392)	13,787	888	305,813	279,457
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,691	(3,746)	9,983	470	210,398	174,779
Total on-balance sheet assets and liabilities	$943,522	$(26,824)	$58,689	$2,618	$978,005	$806,860

	2016
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$893,804	$(25,468)	$57,057	$2,452	$927,845	$796,275
Asset-backed U.S. commercial paper conduit facilities	—	—	—	329	329	—
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	165,719	(3,573)	10,090	426	172,662	149,338
Total on-balance sheet assets and liabilities	$1,059,523	$(29,041)	$67,147	$3,207	$1,100,836	$945,613
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
There were no on-balance sheet asset-backed securitization transactions during 2017 or 2016. At December 31, 2017, the Company's consolidated balance sheet included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
May 2015	$500,000	0.88%	May 2016 - December 2022
January 2015	$700,000	0.89%	February 2016 - August 2022
April 2014	$850,000	0.66%	April 2015 - October 2021

In addition, outstanding balances related to the following secured notes included in the Company's consolidated balance sheet at December 31, 2016 were repaid during 2017 (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date

April 2013	$650,000	0.57%	May 2014 - December 2020
For the years ended December 31, 2017 and 2016, interest expense on the secured notes was $7.9 million and $13.1 million, respectively, which is included in financial services interest expense. The weighted average interest rate of the outstanding on-balance sheet asset-backed securitization transactions was 1.53% and 1.31% at December 31, 2017 and 2016, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE
On December 13, 2017, the Company renewed its existing $300.0 million and $600.0 million revolving facility agreements with a third party bank-sponsored asset-backed U.S. commercial paper conduit. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit Facilities have an expiration date of December 12, 2018.
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

During 2017, the Company transferred $429.7 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $383.3 million of debt under the U.S. Conduit Facilities. The VIE did not borrow under the U.S. Conduit Facilities during 2016 and did not have an outstanding balance at December 31, 2016. The contractual maturity of the debt is approximately 5 years.
For the year ended December 31, 2017, the Company recorded interest expense of $7.1 million under the U.S. Conduit Facilities. The weighted average interest rate of the outstanding U.S. Conduit Facilities was 2.33% at December 31, 2017. For the year ended December 31, 2016, interest expense was $1.3 million related to the unused portion of the total aggregate commitment. Interest expense on the U.S. Conduit Facilities is included in financial services interest expense.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2017, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the Canadian Conduit expires on June 30, 2018.

During 2017 and 2016, the Company transferred $105.4 million and $71.1 million, respectively, of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $87.0 million and $62.4 million, respectively.

For the years ended December 31, 2017 and 2016, the Company recorded interest expense of $2.6 million and $2.7 million, respectively, on the secured notes. Interest expense on the Canadian Conduit is included in financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 1.96% and 1.84% at December 31, 2017 and 2016.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company doesn’t consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore doesn’t meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $35.6 million at December 31, 2017. The maximum exposure is not an indication of the Company's expected loss exposure.
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the year ended December 31, 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the term asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At December 31, 2017, the assets of this off-balance sheet asset-backed securitization VIE were $146.4 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at December 31, 2017. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financing, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and, consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $1.9 million and $1.6 million for the years ended December 31, 2017 and December 31, 2016, respectively.

The unpaid principal balance of serviced retail motorcycle finance receivables at December 31 was as follows (in thousands):

	2017	2016
On-balance sheet retail motorcycle finance receivables	$5,993,185	$5,839,467
Off-balance sheet retail motorcycle finance receivables	146,425	236,706
Total serviced retail motorcycle finance receivables	$6,139,610	$6,076,173
The balance of serviced finance receivables 30 days or more delinquent at December 31 was as follows (in thousands):

	Amount 30 days or more past due:
	2017	2016
On-balance sheet retail motorcycle finance receivables	$227,127	$221,393
Off-balance sheet retail motorcycle finance receivables	2,106	1,858
Total serviced retail motorcycle finance receivables	$229,233	$223,251
Credit losses, net of recoveries for the serviced finance receivables for the years ended December 31 were as follows (in thousands):

	2017	2016
On-balance sheet retail motorcycle finance receivables	$113,316	$107,161
Off-balance sheet retail motorcycle finance receivables	1,191	820
Total serviced retail motorcycle finance receivables	$114,507	$107,981
11.    Income Taxes

On December 22, 2017, "H.R.1", also known as the "Tax Cuts and Jobs Act" (2017 Tax Act) was signed into law. The 2017 Tax Act resulted in an income tax charge of $53.1 million, all of which the Company regards as provisional. Given the complexity and timing of the 2017 Tax Act, the Company has recorded the impact of the 2017 Tax Act based on reasonable estimates and considers these estimates to be provisional under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). The Company was impacted by the following aspects of the 2017 Tax Act: the remeasurement of net deferred tax assets resulting from the federal income tax rate change from 35% to 21%, a one-time transition tax related to the inclusion of deferred foreign earnings in U.S. taxable income, the write-off of foreign tax credit deferred tax assets related to withholding tax on foreign dividend payments, state tax estimates related to the conformity of federal tax law changes (notably the transition tax and 100% expensing of certain qualified property acquired and placed in service after September 27, 2017), and other smaller items.

The 2017 Tax Act requires companies to include in taxable income the earnings of certain foreign subsidiaries that were previously deferred for U.S. tax purposes. This inclusion results in a one-time transition tax and creates new deferred tax liabilities related to foreign earnings. The Company has made a reasonable estimate of the effects of this foreign inclusion in its 2017 U.S. taxable income and to its deferred tax balances based on the Company’s interpretation of the computations and intent of Congress as defined in the 2017 Tax Act. The one-time transition tax which is based on the Company’s accumulated post-1986 deferred foreign earnings did not have a significant impact on income tax expense. Uncertainty concerning the transition tax exists due to the lack of guidance within the 2017 Tax Act regarding certain highly technical aspects of the current year tax calculation as well as the deferred tax impacts. It is expected that future guidance will be issued that will enable the Company to refine these calculations.

U.S. federal taxable income is the base starting point for determining most state jurisdictions’ taxable income. Each of the 50 states is free to individually adopt a potentially different level of conformity to federal tax law each time it changes. This variability creates significant uncertainty for state income tax purposes, especially with regard to states that do not have “rolling conformity” to follow enacted federal tax law. It is expected that each state will provide guidance related to their conformity to the Act in the future that will enable the Company to refine the state tax current year and deferred tax impacts.

Finally, the Company believes future guidance, interpretations and pronouncements will add clarity to the numerous aspects of the 2017 Tax Act that may impact the Company. Future clarifications may give rise to additional unanticipated impacts on the Company’s tax liabilities or effective tax rate and revisions to the Company’s provisional estimates related to the impacts of the 2017 Tax Act on the Company’s income tax provision.
Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2017	2016	2015
Current:
Federal	$245,189	$284,489	$363,803
State	24,898	28,406	37,811
Foreign	21,138	19,017	12,826
	291,225	331,912	414,440
Deferred:
Federal	47,046	(4,250)	(15,474)
State	2,688	7,038	(2,264)
Foreign	1,121	(2,953)	1,254
	50,855	(165)	(16,484)
Total	$342,080	$331,747	$397,956
The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Domestic	$788,878	$954,138	$1,101,427
Foreign	74,961	69,773	48,736
Total	$863,839	$1,023,911	$1,150,163
The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2017	2016	2015
Provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9	1.8	1.8
Foreign rate differential	(0.8)	(0.6)	(0.4)
Domestic manufacturing deduction	(2.2)	(2.1)	(2.1)
Research and development credit	(0.7)	(0.4)	(0.4)
Unrecognized tax benefits including interest and penalties	2.3	(1.3)	1.1
Valuation allowance adjustments	(0.1)	0.1	(0.1)
Deferred remeasurement for rate change	5.5	—	—
Tax reform territorial tax	(0.1)	—	—
Adjustments for previously accrued taxes	(1.2)	0.2	(0.1)
Other	—	(0.3)	(0.2)
Provision for income taxes	39.6%	32.4%	34.6%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2017	2016
Deferred tax assets:
Accruals not yet tax deductible	$92,158	$141,961
Pension and postretirement benefit plan obligations	37,357	88,741
Stock compensation	12,669	19,051
Net operating loss carryforward	33,171	33,587
Valuation allowance	(21,561)	(30,953)
Other, net	52,422	56,903
	206,216	309,290
Deferred tax liabilities:
Depreciation, tax in excess of book	(88,989)	(139,268)
Other	(8,154)	(2,293)
	(97,143)	(141,561)
Total	$109,073	$167,729
The Company reviews its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with any positive or negative evidence including tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
At December 31, 2017, the Company had approximately $291.1 million gross state operating loss carryforwards expiring in 2031. At December 31, 2017 the Company also had Wisconsin research and development credit carryforwards of $11.3 million expiring in 2028. The Company had a deferred tax asset of $27.1 million as of December 31, 2017 for the benefit of these losses and credits. A valuation allowance of $4.5 million has been established against the deferred tax asset, which is a decrease of $0.1 million from the prior year.
The Company has foreign net operating losses (NOL) totaling $6.1 million as of December 31, 2017. It has a valuation allowance of $17.1 million against both the NOLs and other deferred tax assets of $11.0 million. The valuation allowance on foreign net operating losses decreased by $9.2 million, reflecting movement related to realizability assessment on additional earnings and loss, as well as movements related to foreign currency rates.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2017	2016
Unrecognized tax benefits, beginning of period	$55,539	$73,100
Increase in unrecognized tax benefits for tax positions taken in a prior period	9,513	2,828
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(3,749)	(21,061)
Increase in unrecognized tax benefits for tax positions taken in the current period	13,779	7,402
Statute lapses	—	(1,907)
Settlements with taxing authorities	(2,852)	(4,823)
Unrecognized tax benefits, end of period	$72,230	$55,539
The amount of unrecognized tax benefits as of December 31, 2017 that, if recognized, would affect the effective tax rate was $63.1 million.
The total gross amount of expense related to interest and penalties associated with unrecognized tax benefits recognized during 2017 in the Company’s Consolidated Statements of Income was $2.8 million.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2017 in the Company’s Consolidated Balance Sheets was $30.9 million.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2018. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2013 or for U.S. federal income taxes before 2014.
12.    Employee Benefit Plans and Other Postretirement Benefits
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

Obligations and Funded Status:
The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2017 and 2016 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of period	$1,986,435	$2,009,000	$346,431	$354,739
Service cost	31,584	33,437	7,500	7,478
Interest cost	85,076	90,827	13,648	14,814
Actuarial losses (gains)	195,444	13,481	(8,408)	(4,647)
Plan participant contributions	—	—	2,525	2,669
Plan amendments	(13,227)	—	—	—
Benefits paid	(84,291)	(160,310)	(23,208)	(28,622)
Benefit obligation, end of period	2,201,021	1,986,435	338,488	346,431
Change in plan assets:
Fair value of plan assets, beginning of period	1,899,889	1,841,967	170,092	156,765
Actual return on plan assets	320,144	188,376	32,445	13,327
Company contributions	25,000	25,000	15,000	—
Plan participant contributions	—	—	2,525	2,669
Benefits paid	(82,148)	(155,454)	(2,525)	(2,669)
Fair value of plan assets, end of period	2,162,885	1,899,889	217,537	170,092
Funded status of the plans, December 31	$(38,136)	$(86,546)	$(120,951)	$(176,339)
Amounts recognized in the Consolidated Balance Sheets, December 31:
Prepaid benefit costs (long-term assets)	$19,816	$—	$—	$—
Accrued benefit liability (current liabilities)	(3,346)	(2,104)	(2,198)	(3,072)
Accrued benefit liability (long-term liabilities)	(54,606)	(84,442)	(118,753)	(173,267)
Net amount recognized	$(38,136)	$(86,546)	$(120,951)	$(176,339)
The funded status of the qualified pension plan and the SERPA plans are combined above. Plan level information for plans with projected benefit obligations (PBO) or accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31 is presented below (in millions):

	2017	2016
Plans with PBOs in excess of fair value of plan assets:
PBO	$58.0	$1,986.4
Fair value of plan assets	$—	$1,899.9

Plans with ABOs in excess of fair value of plan assets:
PBO	$58.0	$52.3
ABO	$42.1	$38.4
Fair value of plan assets	$—	$—
The total ABO for all the Company's pension and SERPA plans combined was $2.10 billion and $1.90 billion as of December 31, 2017 and 2016, respectively.

Benefit Costs:
Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$31,584	$33,437	$40,039	$7,500	$7,478	$8,259
Interest cost	85,076	90,827	87,345	13,648	14,814	14,166
Special early retirement benefits	—	—	10,563	—	—	622
Expected return on plan assets	(141,385)	(145,781)	(144,929)	(12,623)	(12,069)	(11,506)
Amortization of unrecognized:
Prior service cost (credit)	1,018	1,019	435	(2,171)	(2,803)	(3,217)
Net loss	43,993	46,351	54,709	3,261	3,537	3,971
Settlement loss	—	1,463	368	—	—	—
Net periodic benefit cost	$20,286	$27,316	$48,530	$9,615	$10,957	$12,295
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
Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2017 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service credit	$(4,136)	$(5,871)	$(10,007)
Net actuarial loss	450,754	20,196	470,950
Total	$446,618	$14,325	$460,943
Amounts expected to be recognized in net periodic benefit cost, net of tax, during the year ended December 31, 2018 are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service credit	$(329)	$(1,409)	$(1,738)
Net actuarial loss	45,364	1,391	46,755
Total	$45,035	$(18)	$45,017

Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2017	2016	2015	2017	2016	2015
Assumptions for benefit obligations:
Discount rate	3.71%	4.30%	4.53%	3.52%	4.03%	4.29%
Rate of compensation	3.43%	3.50%	3.50%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	4.30%	4.53%	4.21%	4.03%	4.29%	3.99%
Expected return on plan assets	7.25%	7.50%	7.75%	7.25%	7.50%	7.70%
Rate of compensation increase	3.50%	3.50%	4.00%	n/a	n/a	n/a
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
The fair values of the Company’s pension plan assets as of December 31, 2017 were as follows (in thousands):

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$51,082	$1,057	$50,025
Equity holdings:
U.S. companies	722,527	705,111	17,416
Foreign companies	78,765	78,765	—
Harley-Davidson common stock	64,800	64,800	—
Pooled equity funds	416,881	416,881	—
Other	119	119	—
Total equity holdings	1,283,092	1,265,676	17,416
Fixed-income holdings:
U.S. Treasuries	39,866	39,866	—
Federal agencies	29,188	—	29,188
Corporate bonds	462,563	—	462,563
Pooled fixed income funds	189,361	61,875	127,486
Foreign bonds	81,732	—	81,732
Municipal bonds	11,800	—	11,800
Total fixed-income holdings	814,510	101,741	712,769
Total assets in the fair value hierarchy	2,148,684	$1,368,474	$780,210
Assets measured at net asset value as a practical expedient:
Limited partnership interests	9,099
Real estate investment trust	5,102
Total pension plan assets	$2,162,885
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $64.8 million at December 31, 2017.

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2017 were as follows (in thousands):

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$19,317	$—	$19,317
Equity holdings:
U.S. companies	101,720	101,720	—
Foreign companies	19,498	19,495	3
Pooled equity funds	23,563	23,563	—
Other	14	14	—
Total equity holdings	144,795	144,792	3
Fixed-income holdings:
U.S. Treasuries	6,803	6,803	—
Federal agencies	5,060	—	5,060
Corporate bonds	6,756	—	6,756
Pooled fixed income funds	27,461	27,461	—
Foreign bonds	311	—	311
Municipal bonds	284	—	284
Total fixed-income holdings	46,675	34,264	12,411
Total assets in the fair value hierarchy	210,787	$179,056	$31,731
Assets measured at net asset value as a practical expedient:
Real estate investment trust	6,750
Total postretirement healthcare plan assets	$217,537

The fair values of the Company’s pension plan assets as of December 31, 2016 were as follows (in thousands):

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$84,548	$1,284	$83,264
Equity holdings:
U.S. companies	603,568	586,302	17,266
Foreign companies	50,256	50,256	—
Harley-Davidson common stock	74,301	74,301	—
Pooled equity funds	316,225	316,225	—
Other	105	105	—
Total equity holdings	1,044,455	1,027,189	17,266
Fixed-income holdings:
U.S. Treasuries	41,089	41,089	—
Federal agencies	36,210	—	36,210
Corporate bonds	418,522	—	418,522
Pooled fixed income funds	170,741	57,543	113,198
Foreign bonds	69,871	—	69,871
Municipal bonds	12,509	—	12,509
Total fixed-income holdings	748,942	98,632	650,310
Total assets in the fair value hierarchy	1,877,945	$1,127,105	$750,840
Assets measured at net asset value as a practical expedient:
Limited partnership interests	9,321
Real estate investment trust	12,623
Total pension plan assets	$1,899,889
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $74.3 million at December 31, 2016.

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2016 were as follows (in thousands):

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$4,442	$1,180	$3,262
Equity holdings:
U.S. companies	84,643	84,643	—
Foreign companies	14,190	13,995	195
Pooled equity funds	19,132	19,132	—
Other	9	9	—
Total equity holdings	117,974	117,779	195
Fixed-income holdings:
U.S. Treasuries	12,262	12,262	—
Federal agencies	7,364	—	7,364
Corporate bonds	11,750	—	11,750
Pooled fixed income funds	9,690	—	9,690
Foreign bonds	633	—	633
Municipal bonds	459	—	459
Total fixed-income holdings	42,158	12,262	29,896
Total assets in the fair value hierarchy	164,574	$131,221	$33,353
Assets measured at net asset value as a practical expedient:
Real estate investment trust	5,518
Total postretirement healthcare plan assets	$170,092
No plan assets are expected to be returned to the Company during the fiscal year ending December 31, 2018.
For 2018, the Company’s overall expected long-term rate of return is 7.25% for pension assets and 7.25% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2017	2016
Healthcare cost trend rate for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2021
This healthcare cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Total of service and interest cost components in 2017	$648	$(623)
Accumulated benefit obligation as of December 31, 2017	$11,984	$(10,940)

Future Contributions and Benefit Payments:
During 2017, the Company voluntarily contributed $25.0 million to its qualified pension plan and $15.0 million to its postretirement healthcare plans. No pension plan contributions are required in 2018. The Company expects that 2018 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or funded with plan assets.
The expected benefit payments for the next five years and thereafter were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2018	$90,510	$3,346	$28,446
2019	$92,694	$2,325	$28,309
2020	$95,930	$2,843	$27,351
2021	$98,109	$3,294	$26,175
2022	$102,258	$3,528	$25,096
2023-2027	$574,745	$27,719	$120,438
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $19.0 million, $18.2 million and $18.0 million for Company contributions during 2017, 2016 and 2015, respectively.
13.    Leases
The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $15.1 million, $14.4 million and $15.0 million for 2017, 2016 and 2015, respectively.
Future minimum operating lease payments at December 31, 2017 were as follows (in thousands):

2018	$15,074
2019	14,225
2020	9,601
2021	8,523
2022	6,192
Thereafter	8,379
Total operating lease payments	$61,994
14.    Commitments and Contingencies
The Company is subject to lawsuits and other claims related to environmental, product and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter.

Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. The Company anticipates the court will make a decision whether or not to finalize the Settlement in the following months. The Company has an accrual associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the Consolidated Balance Sheets. While much of the work on the RI/FS is complete, it is still under agency review and given the uncertainty that exists concerning the nature and scope of additional environmental investigation and remediation that may ultimately be required under the RI/FS that is finally approved or otherwise at the York facility, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures and applies to model-year 2008-2013 Touring and model-year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. During 2017, the Company estimated and recorded a $29.4 million accrual associated with the NHTSA matter which is included in accrued liabilities. On January 30, 2018, the Company announced a voluntary recall which offers a free brake fluid flush for model-year 2008-2011 Touring and V-ROD® motorcycles. The Company believes the accrued liability it has recorded will adequately cover the cost of the recall.

15.     Capital Stock
Common Stock:
The Company is authorized to issue 800,000,000 shares of common stock of $0.01 par value. There were 168.1 million and 175.9 million common shares outstanding as of December 31, 2017 and 2016, respectively. During 2016, the Company retired 165.0 million shares of its treasury stock.
During 2017, the Company repurchased 8.8 million shares of its common stock at a weighted-average price of $53. This includes 0.2 million shares of common stock that were repurchased from employees that surrendered stock to satisfy withholding taxes in connection with the vesting of restricted stock awards. The remaining repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2017
Board of Directors’ Authorization	2017	2016	2015
1997 Authorization	—	—	0.9	—
2007 Authorization	—	—	0.9	—
2014 Authorization	—	—	20.0	—
2015 Authorization	—	9.0	6.0	—
2016 Authorization	8.7	0.7	—	10.6
Total	8.7	9.7	27.8	10.6
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
16.    Share-Based Awards
The Company has a share-based compensation plan which was approved by its shareholders in April 2014 (Plan) under which the Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, nonqualified stock options and stock appreciation rights (SARs). Performance shares include a three-year performance period with vesting based on achievement of internal performance targets. Forfeitures are estimated at the grant date and adjusted when it is likely to change. RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on RSUs settled with stock and performance shares settled with stock. Dividend equivalents are paid on RSUs and performance shares settled with cash. The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. At December 31, 2017, there were 10.8 million shares of common stock available for future awards under the Plan.

Restricted Stock Units and Performance Shares Settled in Stock:
The fair value of RSUs and performance shares settled in stock is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the activity for these awards for the year ended December 31, 2017 (in thousands except for per share amounts):

	Shares / Units	Grant Date Fair Value Per Share
Nonvested, beginning of period	1,371	$46
Granted	730	$56
Vested	(408)	$51
Forfeited	(92)	$50
Nonvested, end of period	1,601	$49
As of December 31, 2017, there was $33.9 million of unrecognized compensation cost related to RSUs and performance shares settled in stock (net of estimated forfeitures) that is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units and Performance Shares Settled in Cash:
RSUs and performance shares that are settled in cash are recorded in the Company’s consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The following table summarizes the activity for these awards for the year ended December 31, 2017 (in thousands except for per share amounts):

	Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	124	$54
Granted	56	$52
Vested	(49)	$60
Forfeited	(30)	$59
Nonvested, end of period	101	$53
Stock Options:
There were no stock options granted in 2017 and 2016. In 2015, the Company estimated the grant date fair value of its option awards granted using a lattice-based option valuation model. The Company believes that the lattice-based option valuation model provided a more precise estimate of fair value than the Black-Scholes option pricing model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. The Company used implied volatility to determine the expected volatility of its stock. The Company used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Assumptions used in calculating the lattice-based fair value of options granted during 2015 were as follows:

2015
Expected average term (in years)	6.0
Expected volatility	24% - 30%
Weighted average volatility	28%
Expected dividend yield	2.0%
Risk-free interest rate	0.1% - 2.0%

The following table summarizes the stock option transactions for the year ended December 31, 2017 (in thousands except for per share amounts):

	Options	Weighted- Average Price
Options outstanding, beginning of period	1,878	$49
Options exercised	(282)	$40
Options forfeited	(192)	$68
Options outstanding, end of period	1,404	$48
Exercisable, end of period	1,309	$47
The weighted-average fair value of options granted during the year ended December 31, 2015 was $13.
As of December 31, 2017, there was $0.1 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 0.1 year.
The following table summarizes the aggregate intrinsic value related to options outstanding, exercisable and exercised as of and for the years ended December 31 (in thousands):

	2017	2016	2015
Exercised	$4,051	$9,595	$9,890
Outstanding	$11,711	$22,383	$16,605
Exercisable	$11,711	$22,383	$16,605
The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options.
Stock options outstanding at December 31, 2017 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	1.2	151	$13
$20.01 to $30	2.1	145	$24
$30.01 to $40	0.1	37	$39
$40.01 to $50	3.6	239	$44
$50.01 to $60	4.6	193	$52
$60.01 to $70	5.2	639	$63
Options outstanding	4.0	1,404	$48
Options exercisable	3.7	1,309	$47
Stock Appreciation Rights (SARs):
There were no SARs granted in 2017 or 2016. SARs vest under the same terms and conditions as options; however, they are settled in cash equal to their settlement date fair value. As a result, SARs are recorded in the Company’s consolidated balance sheets as a liability until the date of exercise. The fair value of each SAR award is estimated using a lattice-based valuation model. In accordance with ASC Topic 718, “Stock Compensation,” the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested. The assumptions used to determine the fair value of the SAR awards at December 31, 2017 and 2016 were as follows:

	2017	2016
Expected average term (in years)	5.7	5.2 - 5.7
Expected volatility	28% - 31%	28% - 31%
Expected dividend yield	2.9%	2.4%
Risk-free interest rate	1.3% - 2.5%	0.5% - 2.6%

The following table summarizes the SAR transactions for the year ended December 31, 2017 (in thousands except for per share amounts):

	SARs	Weighted-Average Price
Outstanding, beginning of period	75	$37
Granted	—	$—
Exercised	(32)	$31
Forfeited	(16)	$62
Outstanding, end of period	27	$30
Exercisable, end of period	27	$30
The weighted-average fair value of SARs granted during the year ended December 31, 2015 was $13.

17.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2017	2016	2015
Numerator:
Income used in computing basic and diluted earnings per share	$521,759	$692,164	$752,207
Denominator:
Denominator for basic earnings per share-weighted-average common shares	171,995	179,676	202,681
Effect of dilutive securities – employee stock compensation plan	937	859	1,005
Denominator for diluted earnings per share- adjusted weighted-average shares outstanding	172,932	180,535	203,686
Earnings per common share:
Basic	$3.03	$3.85	$3.71
Diluted	$3.02	$3.83	$3.69
Options to purchase 0.8 million, 1.4 million and 1.0 million weighted-average shares of common stock outstanding during 2017, 2016 and 2015, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards, including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2017, 2016 and 2015.
18.    Reportable Segments and Geographic Information
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
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and related services. The Company’s products are sold to retail customers through a network of independent dealers. The Company conducts business on a global basis, with sales in the United States, Canada, Latin America, Europe/Middle East/Africa (EMEA) and Asia Pacific.

The Financial Services segment consists of HDFS which provides wholesale and retail financing and provides insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. HDFS conducts business principally in the United States and Canada.
Information by segment is set forth below for the years ended December 31 (in thousands):

	2017	2016	2015
Motorcycles net revenue	$4,915,027	$5,271,376	$5,308,744
Gross profit	1,653,344	1,851,666	1,952,460
Selling, administrative and engineering expense	1,037,386	1,078,260	1,076,970
Operating income from Motorcycles	615,958	773,406	875,490
Financial Services revenue	732,197	725,082	686,658
Financial Services expense	456,892	449,552	406,453
Operating income from Financial Services	275,305	275,530	280,205
Operating income	$891,263	$1,048,936	$1,155,695
Financial Services revenue includes $6.9 million, $4.4 million and $6.9 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2017, 2016 and 2015, respectively. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.
Information by segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2017
Total assets	$2,449,603	$7,523,069	$9,972,672
Depreciation and amortization	$215,639	$6,549	$222,188
Capital expenditures	$193,204	$13,090	$206,294
2016
Total assets	$2,490,450	$7,399,790	$9,890,240
Depreciation and amortization	$202,122	$7,433	$209,555
Capital expenditures	$245,316	$10,947	$256,263
2015
Total assets	$2,522,249	$7,450,728	$9,972,977
Depreciation and amortization	$188,926	$9,148	$198,074
Capital expenditures	$249,772	$10,202	$259,974

 Geographic Information:
Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2017	2016	2015
Revenue from Motorcycles(a):
United States	$3,215,513	$3,579,129	$3,768,069
EMEA	790,725	798,489	728,198
Japan	180,938	200,309	162,675
Canada	232,883	212,099	178,042
Australia and New Zealand	168,670	181,809	165,854
Other foreign countries	326,298	299,541	305,906
Total revenue from Motorcycles	$4,915,027	$5,271,376	$5,308,744
Revenue from Financial Services(a):
United States	$698,383	$692,784	$656,888
Europe	6,845	6,528	5,373
Canada	22,580	21,626	21,180
Other foreign countries	4,389	4,144	3,217
Total revenue from Financial Services	$732,197	$725,082	$686,658
Long-lived assets(b):
United States	$912,032	$943,479	$915,509
International	55,749	38,114	26,909
Total long-lived assets	$967,781	$981,593	$942,418

(a)	Revenue is attributed to geographic regions based on location of customer.

(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.
19.    Related Party Transactions
A former director of the Company was Chairman and Chief Executive Officer and an equity owner of Fred Deeley Imports Ltd. (Deeley Imports) when certain of its assets and liabilities were acquired by the Company in 2015. Deeley Imports was the exclusive distributor of the Company’s motorcycles in Canada until August 2015 when the Company completed its purchase of certain assets and liabilities from Deeley Imports including, among other things, the acquisition of the exclusive right to distribute the Company's motorcycles and other products in Canada. The Company recorded Motorcycles and Related Products revenue and Financial Services revenue from Deeley Imports during 2015 of $117.3 million prior to the acquisition. As a result of the acquisition, the Company no longer does business with Deeley Imports. Refer to Note 3 for further details.
Upon the termination of the distribution agreement between the Company and Deeley Imports, the Company entered into dealer agreements with approximately 66 dealers in Canada, all of which had preexisting dealer agreements with Deeley Imports. These new Canadian dealer agreements included an agreement with Trev Deeley Motorcycles for the operation of a Harley-Davidson dealership located in Richmond, British Columbia. Trev Deeley Motorcycles is owned by the Darren James 2014 Trust, of which a former director of the Company is the sole trustee and his son is the beneficiary. The former director of the Company retired from the Board of Directors in April 2017 at which time he was no longer considered a related party.
The Company recorded Motorcycles and Related Products revenue and Financial Services revenue from Trev Deeley Motorcycles during 2017 and 2016 of $5.8 million and $5.3 million, respectively, and had finance receivables balances due from Trev Deeley Motorcycles of $0.3 million and $0.5 million at December 31, 2017 and 2016, respectively.
20.    Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,925,003	$—	$(9,976)	$4,915,027
Financial Services	—	734,008	(1,811)	732,197
Total revenue	4,925,003	734,008	(11,787)	5,647,224
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,261,683	—	—	3,261,683
Financial Services interest expense	—	180,193	—	180,193
Financial Services provision for credit losses	—	132,444	—	132,444
Selling, administrative and engineering expense	1,038,994	154,232	(11,585)	1,181,641
Total costs and expenses	4,300,677	466,869	(11,585)	4,755,961
Operating income	624,326	267,139	(202)	891,263
Investment income	199,580	—	(196,000)	3,580
Interest expense	31,004	—	—	31,004
Income before provision for income taxes	792,902	267,139	(196,202)	863,839
Provision for income taxes	214,175	127,905	—	342,080
Net income	$578,727	$139,234	$(196,202)	$521,759

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,281,355	$—	$(9,979)	$5,271,376
Financial Services	—	726,736	(1,654)	725,082
Total revenue	5,281,355	726,736	(11,633)	5,996,458
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,419,710	—	—	3,419,710
Financial Services interest expense	—	173,756	—	173,756
Financial Services provision for credit losses	—	136,617	—	136,617
Selling, administrative and engineering expense	1,080,020	149,157	(11,738)	1,217,439
Total costs and expenses	4,499,730	459,530	(11,738)	4,947,522
Operating income	781,625	267,206	105	1,048,936
Investment income	187,645	—	(183,000)	4,645
Interest expense	29,670	—	—	29,670
Income before provision for income taxes	939,600	267,206	(182,895)	1,023,911
Provision for income taxes	231,986	99,761	—	331,747
Net income	$707,614	$167,445	$(182,895)	$692,164

	Year Ended December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,318,850	$—	$(10,106)	$5,308,744
Financial Services	—	688,211	(1,553)	686,658
Total revenue	5,318,850	688,211	(11,659)	5,995,402
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,356,284	—	—	3,356,284
Financial Services interest expense	—	161,983	—	161,983
Financial Services provision for credit losses	—	101,345	—	101,345
Selling, administrative and engineering expense	1,078,525	153,229	(11,659)	1,220,095
Total costs and expenses	4,434,809	416,557	(11,659)	4,839,707
Operating income	884,041	271,654	—	1,155,695
Investment income	106,585	—	(100,000)	6,585
Interest expense	12,117	—	—	12,117
Income before provision for income taxes	978,509	271,654	(100,000)	1,150,163
Provision for income taxes	300,499	97,457	—	397,956
Net income	$678,010	$174,197	$(100,000)	$752,207

	December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$338,186	$349,335	$—	$687,521
Accounts receivable, net	483,709	—	(153,723)	329,986
Finance receivables, net	—	2,105,662	—	2,105,662
Inventories	538,202	—	—	538,202
Restricted cash	—	47,518	—	47,518
Other current assets	132,999	48,521	(5,667)	175,853
Total current assets	1,493,096	2,551,036	(159,390)	3,884,742
Finance receivables, net	—	4,859,424	—	4,859,424
Property, plant and equipment, net	922,280	45,501	—	967,781
Prepaid pension costs	19,816	—	—	19,816
Goodwill	55,947	—	—	55,947
Deferred income taxes	66,877	43,515	(1,319)	109,073
Other long-term assets	138,344	23,593	(86,048)	75,889
	$2,696,360	$7,523,069	$(246,757)	$9,972,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,263	$167,057	$(153,723)	$227,597
Accrued liabilities	444,028	90,942	(5,148)	529,822
Short-term debt	—	1,273,482	—	1,273,482
Current portion of long-term debt, net	—	1,127,269	—	1,127,269
Total current liabilities	658,291	2,658,750	(158,871)	3,158,170
Long-term debt, net	741,961	3,845,297	—	4,587,258
Pension liability	54,606	—	—	54,606
Postretirement healthcare liability	118,753	—	—	118,753
Other long-term liabilities	171,200	35,503	2,905	209,608
Commitments and contingencies (Note 14)
Shareholders’ equity	951,549	983,519	(90,791)	1,844,277
	$2,696,360	$7,523,069	$(246,757)	$9,972,672

	December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$425,540	$334,444	$—	$759,984
Marketable securities	5,019	500	—	5,519
Accounts receivable, net	450,186	—	(165,080)	285,106
Finance receivables, net	—	2,076,261	—	2,076,261
Inventories	499,917	—	—	499,917
Restricted cash	—	52,574	—	52,574
Other current assets	127,606	46,934	(49)	174,491
Total current assets	1,508,268	2,510,713	(165,129)	3,853,852
Finance receivables, net	—	4,759,197	—	4,759,197
Property, plant and equipment, net	942,634	38,959	—	981,593
Goodwill	53,391	—	—	53,391
Deferred income taxes	103,487	66,152	(1,910)	167,729
Other long-term assets	132,835	24,769	(83,126)	74,478
	$2,740,615	$7,399,790	$(250,165)	$9,890,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,353	$181,045	$(165,080)	$235,318
Accrued liabilities	395,907	90,910	(165)	486,652
Short-term debt	—	1,055,708	—	1,055,708
Current portion of long-term debt, net	—	1,084,884	—	1,084,884
Total current liabilities	615,260	2,412,547	(165,245)	2,862,562
Long-term debt, net	741,306	3,925,669	—	4,666,975
Pension liability	84,442	—	—	84,442
Postretirement healthcare liability	173,267	—	—	173,267
Other long-term liabilities	150,391	29,697	2,748	182,836
Commitments and contingencies (Note 14)
Shareholders’ equity	975,949	1,031,877	(87,668)	1,920,158
	$2,740,615	$7,399,790	$(250,165)	$9,890,240

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$578,727	$139,234	$(196,202)	$521,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	215,639	6,549	—	222,188
Amortization of deferred loan origination costs	—	82,911	—	82,911
Amortization of financing origination fees	655	7,390	—	8,045
Provision for long-term employee benefits	29,900	—	—	29,900
Employee benefit plan contributions and payments	(63,277)	—	—	(63,277)
Stock compensation expense	29,570	2,921	—	32,491
Net change in wholesale finance receivables related to sales	—	—	35,172	35,172
Provision for credit losses	—	132,444	—	132,444
Deferred income taxes	29,949	21,497	(591)	50,855
Other, net	4,858	3,498	203	8,559
Changes in current assets and liabilities:
Accounts receivable, net	(6,792)	—	(11,357)	(18,149)
Finance receivables—accrued interest and other	—	(1,313)	—	(1,313)
Inventories	(20,584)	—	—	(20,584)
Accounts payable and accrued liabilities	9,753	(11,497)	11,872	10,128
Derivative instruments	1,785	81	—	1,866
Other	(31,868)	(1,684)	5,618	(27,934)
Total adjustments	199,588	242,797	40,917	483,302
Net cash provided by operating activities	778,315	382,031	(155,285)	1,005,061
Cash flows from investing activities:
Capital expenditures	(193,204)	(13,090)	—	(206,294)
Origination of finance receivables	—	(7,109,624)	3,517,676	(3,591,948)
Collections on finance receivables	—	6,786,702	(3,558,391)	3,228,311
Sales and redemptions of marketable securities	6,916	—	—	6,916
Other	547	—	—	547
Net cash used by investing activities	(185,741)	(336,012)	(40,715)	(562,468)

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	893,668	—	893,668
Repayments of medium-term notes	—	(800,000)	—	(800,000)
Repayments of securitization debt	—	(444,671)	—	(444,671)
Borrowings of asset-backed commercial paper	—	469,932	—	469,932
Repayments of asset-backed commercial paper	—	(176,227)	—	(176,227)
Net increase in credit facilities and unsecured commercial paper	—	212,809	—	212,809
Net change in restricted cash	—	8,458	—	8,458
Dividends paid	(251,862)	(196,000)	196,000	(251,862)
Purchase of common stock for treasury	(465,263)	—	—	(465,263)
Issuance of common stock under employee stock option plans	11,353	—	—	11,353
Net cash used by financing activities	(705,772)	(32,031)	196,000	(541,803)
Effect of exchange rate changes on cash and cash equivalents	25,844	903	—	26,747
Net (decrease) increase in cash and cash equivalents	$(87,354)	$14,891	$—	$(72,463)
Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$425,540	$334,444	$—	$759,984
Net (decrease) increase in cash and cash equivalents	(87,354)	14,891	—	(72,463)
Cash and cash equivalents—end of period	$338,186	$349,335	$—	$687,521

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$707,614	$167,445	$(182,895)	$692,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	202,122	7,433	—	209,555
Amortization of deferred loan origination costs	—	86,681	—	86,681
Amortization of financing origination fees	654	8,598	—	9,252
Provision for long-term employee benefits	38,273	—	—	38,273
Employee benefit plan contributions and payments	(55,809)	—	—	(55,809)
Stock compensation expense	29,811	2,525	—	32,336
Net change in wholesale finance receivables related to sales	—	—	(3,233)	(3,233)
Provision for credit losses	—	136,617	—	136,617
Gain on off-balance sheet asset-backed securitization	—	(9,269)	—	(9,269)
Loss on debt extinguishment	—	118	—	118
Deferred income taxes	7,772	(7,705)	(232)	(165)
Other, net	(7,041)	239	(105)	(6,907)
Changes in current assets and liabilities:
Accounts receivable, net	(67,621)	—	21,687	(45,934)
Finance receivables – accrued interest and other	—	(1,489)	—	(1,489)
Inventories	85,072	—	—	85,072
Accounts payable and accrued liabilities	26,005	25,027	(12,795)	38,237
Derivative instruments	(3,413)	—	—	(3,413)
Other	(25,415)	(2,332)	—	(27,747)
Total adjustments	230,410	246,443	5,322	482,175
Net cash provided by operating activities	938,024	413,888	(177,573)	1,174,339
Cash flows from investing activities:
Capital expenditures	(245,316)	(10,947)	—	(256,263)
Origination of finance receivables	—	(7,420,177)	3,755,682	(3,664,495)
Collections on finance receivables	—	6,936,140	(3,761,109)	3,175,031
Proceeds from finance receivables sold	—	312,571	—	312,571
Sales and redemptions of marketable securities	40,014	—	—	40,014
Other	411	—	—	411
Net cash used by investing activities	(204,891)	(182,413)	(5,427)	(392,731)

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(451,336)	—	(451,336)
Repayments of securitization debt	—	(665,400)	—	(665,400)
Borrowings of asset-backed commercial paper	—	62,396	—	62,396
Repayments of asset-backed commercial paper	—	(71,500)	—	(71,500)
Net decrease in credit facilities and unsecured commercial paper	—	(145,812)	—	(145,812)
Net change in restricted cash	—	43,495	—	43,495
Dividends paid	(252,321)	(183,000)	183,000	(252,321)
Purchase of common stock for treasury	(465,341)	—	—	(465,341)
Excess tax benefits from share-based payments	2,251	—	—	2,251
Issuance of common stock under employee stock option plans	15,782	—	—	15,782
Net cash used by financing activities	(699,629)	(217,761)	183,000	(734,390)
Effect of exchange rate changes on cash and cash equivalents	(8,407)	(1,036)	—	(9,443)
Net increase in cash and cash equivalents	$25,097	$12,678	$—	$37,775
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$400,443	$321,766	$—	$722,209
Net increase in cash and cash equivalents	25,097	12,678	—	37,775
Cash and cash equivalents – end of period	$425,540	$334,444	$—	$759,984

	Year Ended December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$678,010	$174,197	$(100,000)	$752,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	188,926	9,148	—	198,074
Amortization of deferred loan origination costs	—	93,546	—	93,546
Amortization of financing origination fees	267	9,708	—	9,975
Provision for long-term employee benefits	60,824	—	—	60,824
Employee benefit plan contributions and payments	(28,490)	—	—	(28,490)
Stock compensation expense	26,775	2,658	—	29,433
Net change in wholesale finance receivables related to sales	—	—	(113,970)	(113,970)
Provision for credit losses	—	101,345	—	101,345
Loss on debt extinguishment	—	1,099	—	1,099
Deferred income taxes	(4,792)	(11,692)	—	(16,484)
Other, net	19,625	1,288	—	20,913
Changes in current assets and liabilities:
Accounts receivable, net	4,055	—	(17,720)	(13,665)
Finance receivables – accrued interest and other	—	(3,046)	—	(3,046)
Inventories	(155,222)	—	—	(155,222)
Accounts payable and accrued liabilities	81,929	18,539	38,355	138,823
Derivative instruments	(5,615)	—	—	(5,615)
Other	33,658	(3,287)	—	30,371
Total adjustments	221,940	219,306	(93,335)	347,911
Net cash provided by operating activities	899,950	393,503	(193,335)	1,100,118
Cash flows from investing activities:
Capital expenditures	(249,772)	(10,202)	—	(259,974)
Origination of finance receivables	—	(7,836,279)	4,084,449	(3,751,830)
Collections on finance receivables	—	7,127,999	(3,991,114)	3,136,885
Sales and redemptions of marketable securities	11,507	—	—	11,507
Acquisition of business	(59,910)	—	—	(59,910)
Other	7,474	—	—	7,474
Net cash used by investing activities	(290,701)	(718,482)	93,335	(915,848)

	Year Ended December 31, 2015
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	595,386	—	595,386
Repayments of medium-term notes	—	(610,331)	—	(610,331)
Proceeds from issuance of senior unsecured notes	740,385	—	—	740,385
Intercompany borrowing activity	250,000	(250,000)	—	—
Proceeds from securitization debt	—	1,195,668	—	1,195,668
Repayments of securitization debt	—	(1,008,135)	—	(1,008,135)
Borrowings of asset-backed commercial paper	—	87,442	—	87,442
Repayments of asset-backed commercial paper	—	(72,727)	—	(72,727)
Net increase in credit facilities and unsecured commercial paper	—	469,473	—	469,473
Net change in restricted cash	—	11,410	—	11,410
Dividends paid	(249,262)	(100,000)	100,000	(249,262)
Purchase of common stock for treasury	(1,537,020)	—	—	(1,537,020)
Excess tax benefits from share-based payments	3,468	—	—	3,468
Issuance of common stock under employee stock option plans	20,179	—	—	20,179
Net cash (used by) provided by financing activities	(772,250)	318,186	100,000	(354,064)
Effect of exchange rate changes on cash and cash equivalents	(10,451)	(4,226)	—	(14,677)
Net decrease in cash and cash equivalents	$(173,452)	$(11,019)	$—	$(184,471)
Cash and cash equivalents:
Cash and cash equivalents – beginning of period	$573,895	$332,785	$—	$906,680
Net decrease in cash and cash equivalents	(173,452)	(11,019)	—	(184,471)
Cash and cash equivalents – end of period	$400,443	$321,766	$—	$722,209
21.    Subsequent Events

On January 25, 2018, the Board of Directors of the Company approved a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan anchored by the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania. The Company expects to incur restructuring and other consolidation costs of $170 to $200 million related to this plan through 2019, of which approximately 70% will be cash charges.

In February 2018, HDFS issued $350.0 million of medium-term notes that mature in February 2023 and have an annual interest rate of 3.35%.

SUPPLEMENTARY DATA
Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Mar 26, 2017	Mar 27, 2016	June 25, 2017	June 26, 2016	Sep 24, 2017	Sep 25, 2016	Dec 31, 2017	Dec 31, 2016
Motorcycles:
Revenue	$1,328.7	$1,576.6	$1,577.1	$1,670.1	$962.1	$1,091.6	$1,047.0	$933.0
Operating income	$238.8	$332.5	$319.6	$322.7	$19.6	$108.9	$37.8	$9.3
Financial Services:
Revenue	$173.2	$173.4	$188.0	$191.0	$189.1	$183.2	$181.9	$177.6
Operating income	$52.6	$56.4	$81.9	$89.6	$77.1	$69.4	$63.7	$60.1
Consolidated:
Income before taxes	$284.7	$382.4	$394.4	$405.9	$89.9	$173.0	$94.8	$62.6
Net income	$186.4	$250.5	$258.9	$280.4	$68.2	$114.1	$8.3	$47.2
Earnings per common share:
Basic	$1.06	$1.37	$1.48	$1.55	$0.40	$0.64	$0.05	$0.27
Diluted	$1.05	$1.36	$1.48	$1.55	$0.40	$0.64	$0.05	$0.27
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
On February 20, 2018, the Company entered into a Transition Agreement with Michelle A. Kumbier, who is the Chief Operating Officer of HDMC. The Transition Agreement becomes effective upon a change of control of the Company (as defined in the Transition Agreement). It provides for certain benefits upon the termination of Ms. Kumbier’s employment following a change of control. This agreement is substantially the same as the Transition Agreements to which the Company is a party with its Chief Executive Officer and its Chief Financial Officer.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2018 annual meeting of shareholders, which will be filed on or about March 26, 2018 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our Executive Officers for SEC Purposes?,” “Corporate Governance Principles and Board Matters – Audit and Finance Committee,” “Proposal I – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit and Finance Committee Report,” and “Corporate Governance Principles and Board Matters – Independence of Directors” is incorporated by reference herein.
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

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2017:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
Management employees	1,404,287	$48.13	10,768,576
Equity compensation plans not approved by shareholders:
Union employees:
Kansas City, MO	—	$—	26,718
York, PA	—	$—	96,770
Non employees:
Board of Directors	—	$—	33,466
	—	$—	156,954
Total all plans	1,404,287		10,925,530
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
Item 16.     Form 10-K Summary
None.

Schedule II
HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Accounts receivable – allowance for doubtful accounts
Balance, beginning of period	$2,741	$2,905	$3,458
Provision charged to expense	1,328	(101)	266
Reserve adjustments	99	(63)	(276)
Write-offs, net of recoveries	(77)	—	(543)
Balance, end of period	$4,091	$2,741	$2,905
Finance receivables – allowance for credit losses
Balance, beginning of period	$173,343	$147,178	$127,364
Provision for credit losses	132,444	136,617	101,345
Charge-offs, net of recoveries	(113,316)	(107,161)	(81,531)
Other(a)	—	(3,291)	—
Balance, end of period	$192,471	$173,343	$147,178
Inventories – allowance for obsolescence(b)
Balance, beginning of period	$39,873	$26,740	$17,775
Provision charged to expense	16,940	21,137	19,564
Reserve adjustments	306	(88)	(1,028)
Write-offs, net of recoveries	(18,450)	(7,916)	(9,571)
Balance, end of period	$38,669	$39,873	$26,740
Deferred tax assets – valuation allowance
Balance, beginning of period	$30,953	$20,659	$25,462
Adjustments	(9,392)	10,294	(4,803)
Balance, end of period	$21,561	$30,953	$20,659

(a)	Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 10 for additional information).

(b)	Inventory obsolescence reserves deducted from cost determined on first-in, first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated April 30, 2015, among Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))

3.1
Restated Articles of Incorporation as amended through April 27, 2015 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

3.2
Harley-Davidson, Inc. By-Laws, as amended through April 27, 2015 (incorporated herein by reference by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

4.1
Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.2
5-Year Credit Agreement, dated as of April 7, 2014, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Current on Form 10-Q for the quarter ended March 30, 2014 (File No. 1-9183))

4.3
Officers’ Certificate, dated May 22, 2008, pursuant to Sections 102 and 301 of the Indenture, dated November 21, 2003, with the forms of 6.80% Medium-Term Notes, Series C due 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 1-9183))

4.4
Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.5
Officers' Certificate, dated September 16, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.400% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.14 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

4.6
Officers' Certificate, dated February 26, 2015, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.150% Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

4.7
Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))

4.8
Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dates July 28, 2015 (File No. 1-9183))

4.9
Officers' Certificate dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.250% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.10
Officers' Certificate, dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.850% Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.11
Amendment No. 2 to 5-Year Credit Agreement, dated as of April 7, 2014, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dates as of April 13, 2012, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent. (incorporated herein by reference to Exhibit 4.15 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

4.12
5-Year Credit Agreement, dated as of April 7, 2016 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))

Various instruments relating to the Company’s long-term debt described in this report need not be filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No.	Description
4.13
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

4.14	Officers' Certificate, dated March 10, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.400% Medium-Term Notes due 2020
4.15	Officers' Certificate, dated March 10, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2019
4.16
364-Day Credit Agreement, dated as of May 1, 2017, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent

4.17	Officers' Certificate, dated June 9, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.550% Medium-Term Notes due 2022
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
10.15*
Form of Notice of Award of Restricted Stock and Restricted Stock Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.16*
Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.17*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.18*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.19*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.20*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund, Levatich and Olin (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.21*
Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to Mr. Hund (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.22*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.23*
Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.24*
Form of Notice of Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 1-9183))

10.25*
Form of Notice of Special Award of Restricted Stock and Restricted Stock Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.26*
Form of Notice of Award of Restricted Stock Unit and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.27*
Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.28*
Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.29*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Deferred) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.30*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.31*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.32*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

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

10.36*	Form of Executive Severance Plan between the Registrant and each of Messrs. Hund, Jones, Levatich and Olin
10.37*
Form of Transition Agreement between the Registrant and each of Messrs. Levatich and Olin (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.38*
Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.39*
Form of Aircraft Time Sharing Agreement between the Registrant and each of Messrs. Levatich, Olin, Jones and Hund and Madame Bischmann (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-9183))

10.40*
Form of Non-competition and Non-solicitation Agreement between Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))

10.41*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

10.42*
Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International)
 of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

10.43*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

10.44*
Harley-Davidson Retiree Insurance Allowance Plan, as amended and restated effective January 1, 2016 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))

10.45*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.46*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017(incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.47*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.48*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2018.

HARLEY-DAVIDSON, INC.

By:	/S/ Matthew S. Levatich
Matthew S. Levatich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2018.

Name	Title

/S/ Matthew S. Levatich	President and Chief Executive Officer
Matthew S. Levatich	(Principal executive officer)

/S/ John A. Olin	Senior Vice President and Chief Financial Officer
John A. Olin	(Principal financial officer)

/S/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/S/ Troy Alstead	Director
Troy Alstead

/S/ R. John Anderson	Director
R. John Anderson

/S/ Michael J. Cave	Non-Executive Chairman
Michael J. Cave

/S/ Allan Golston	Director
Allan Golston

/S/ Sara L. Levinson	Director
Sara L. Levinson

/S/ N. Thomas Linebarger	Director
N. Thomas Linebarger

/S/ Brian Niccol	Director
Brian Niccol

/S/ Maryrose Sylvester	Director
Maryrose Sylvester

/S/ Jochen Zeitz	Director
Jochen Zeitz