Form 10-Q
period 2018-04-01
HARLEY DAVIDSON INC
filed 2018-05-10
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at May 4, 2018: 166,436,632 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended April 1, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	April 1, 2018	March 26, 2017
Revenue:
Motorcycles and Related Products	$1,363,947	$1,328,711
Financial Services	178,174	173,221
Total revenue	1,542,121	1,501,932
Costs and expenses:
Motorcycles and Related Products cost of goods sold	890,174	853,888
Financial Services interest expense	48,450	43,289
Financial Services provision for credit losses	30,052	43,589
Selling, administrative and engineering expense	290,186	271,984
Restructuring expense	46,842	—
Total costs and expenses	1,305,704	1,212,750
Operating income	236,417	289,182
Other income (expense), net	220	2,296
Investment income	1,203	879
Interest expense	7,690	7,673
Income before provision for income taxes	230,150	284,684
Provision for income taxes	55,387	98,315
Net income	$174,763	$186,369
Earnings per common share:
Basic	$1.04	$1.06
Diluted	$1.03	$1.05
Cash dividends per common share	$0.370	$0.365
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	April 1, 2018	March 26, 2017
Net income	$174,763	$186,369
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,915	15,557
Derivative financial instruments	765	(9,052)
Marketable securities	—	(10)
Pension and postretirement benefit plans	85,765	7,256
Total other comprehensive income, net of tax	93,445	13,751
Comprehensive income	$268,208	$200,120
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	April 1, 2018	December 31, 2017	March 26, 2017
ASSETS
Current assets:
Cash and cash equivalents	$753,517	$687,521	$839,700
Marketable securities	—	—	5,004
Accounts receivable, net	355,107	329,986	335,578
Finance receivables, net	2,341,918	2,105,662	2,354,095
Inventories	564,571	538,202	485,476
Restricted cash	54,569	47,518	75,705
Other current assets	150,472	175,853	142,362
Total current assets	4,220,154	3,884,742	4,237,920
Finance receivables, net	4,784,524	4,859,424	4,792,027
Property, plant and equipment, net	934,645	967,781	953,044
Prepaid pension costs	122,230	19,816	—
Goodwill	56,524	55,947	53,967
Deferred income taxes	77,624	109,073	165,196
Other long-term assets	81,920	75,889	79,701
	$10,277,621	$9,972,672	$10,281,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319,040	$227,597	$358,684
Accrued liabilities	566,408	529,822	547,637
Short-term debt	1,036,976	1,273,482	953,357
Current portion of long-term debt, net	1,872,679	1,127,269	697,061
Total current liabilities	3,795,103	3,158,170	2,556,739
Long-term debt, net	4,108,511	4,587,258	5,320,797
Pension liability	54,921	54,606	52,559
Postretirement healthcare liability	113,031	118,753	171,143
Other long-term liabilities	210,106	209,608	187,208
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,818	1,813	1,813
Additional paid-in-capital	1,432,692	1,422,808	1,397,172
Retained earnings	1,725,626	1,607,570	1,459,431
Accumulated other comprehensive loss	(406,604)	(500,049)	(551,630)
Treasury stock, at cost	(757,583)	(687,865)	(313,377)
Total shareholders’ equity	1,995,949	1,844,277	1,993,409
	$10,277,621	$9,972,672	$10,281,855

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	April 1, 2018	December 31, 2017	March 26, 2017
Balances held by consolidated variable interest entities (Note 11)
Current finance receivables, net	$182,033	$194,813	$218,001
Other assets	$2,175	$2,148	$3,204
Non-current finance receivables, net	$464,185	$521,940	$825,825
Restricted cash - current and non-current	$55,140	$48,706	$79,254
Current portion of long-term debt, net	$205,055	$209,247	$253,070
Long-term debt, net	$361,049	$422,834	$718,509
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	April 1, 2018	March 26, 2017
Net cash provided by operating activities (Note 7)	$191,594	$159,939
Cash flows from investing activities:
Capital expenditures	(28,436)	(23,967)
Origination of finance receivables	(798,067)	(844,692)
Collections on finance receivables	809,800	781,154
Other	(4,948)	52
Net cash used by investing activities	(21,651)	(87,453)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	347,553	497,406
Repayments of medium-term notes	—	(400,000)
Repayments of securitization debt	(67,955)	(111,359)
Borrowings of asset-backed commercial paper	35,504	305,209
Repayments of asset-backed commercial paper	(45,907)	(29,383)
Net decrease in credit facilities and unsecured commercial paper	(234,145)	(101,702)
Dividends paid	(62,731)	(64,611)
Purchase of common stock for treasury	(72,968)	(79,753)
Issuance of common stock under employee stock option plans	1,719	7,336
Net cash (used) provided by financing activities	(98,930)	23,143
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,034	7,219
Net increase in cash, cash equivalents and restricted cash	$73,047	$102,848
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$746,210	$827,131
Net increase in cash, cash equivalents and restricted cash	73,047	102,848
Cash, cash equivalents and restricted cash—end of period	$819,257	$929,979

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$753,517	$839,700
Restricted cash	54,569	75,705
Restricted cash included in other long-term assets	11,171	14,574
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$819,257	$929,979
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of April 1, 2018 and March 26, 2017, the consolidated statements of income for the three month periods then ended, the consolidated statements of comprehensive income for the three month periods then ended and the consolidated statements of cash flows for the three month periods then ended.
Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company operates in two reportable segments: Motorcycles & Related Products (Motorcycles) and Financial Services.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Recently Adopted
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018. The Company applied the standard to all contracts using the modified retrospective method. As such, the Company recognized the cumulative effect of the adoption as an adjustment to the opening balance of retained earnings. The comparative information has not been restated.
The majority of the Company’s Motorcycles and related products revenue will continue to be recognized when products are shipped to customers. For a limited number of vehicle sales where revenue was previously deferred due to a guaranteed resale value the Company will now recognize revenue when those vehicles are shipped in accordance with ASU 2014-09. The Company recorded a net increase to the opening balance of retained earnings of $6.0 million, net of income taxes, as of January 1, 2018 as a result of adopting ASU 2014-09. The Company also adjusted other assets and accrued liabilities associated with these vehicle sales in connection with its adoption of ASU 2014-09.
The majority of the Financial Services segment’s revenues relate to loan and servicing activities which are outside the scope of this guidance. Financial Services revenues that fall under the scope of ASU 2014-09 continue to be recognized at the point of sale, or over the estimated life of the contract, as appropriate.

The following tables illustrate the impact of adoption of ASU 2014-09 on the consolidated statement of income for the three months ended April 1, 2018 and the consolidated balance sheet as of April 1, 2018 (in thousands):

Consolidated Statement of Income

	As Reported	Without Adoption of ASC 606	Effect of Change
Revenue:
Motorcycles and Related Products	$1,363,947	$1,367,984	$(4,037)
Costs and expenses:
Motorcycles and Related Products cost of goods sold	$890,174	$890,238	$(64)
Operating income	$236,417	$240,390	$(3,973)
Income before provision for income taxes	$230,150	$234,123	$(3,973)
Provision for income taxes	$55,387	$56,350	$(963)
Net income	$174,763	$177,773	$(3,010)

Consolidated Balance Sheet

	As Reported	Without Adoption of ASC 606	Effect of Change
ASSETS
Other current assets	$150,472	$166,864	$(16,392)
Deferred income taxes	$77,624	$79,472	$(1,848)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities	$566,408	$587,662	$(21,254)
Retained earnings	$1,725,626	$1,722,612	$3,014

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation - Retirement Benefits by requiring employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The guidance also limits the components that are eligible for capitalization in assets. The Company adopted ASU 2017-07 retrospectively on January 1, 2018. As a result, the non-service cost components of net periodic benefit cost have been presented in Other income (expense), net and the prior period has been recast to reflect the new presentation. The Company elected the practical expedient allowing the use of previously disclosed benefit components as the basis for the retrospective application. Net periodic benefit cost (credit) previously recorded in Motorcycles and Related Products cost of goods sold and Selling, administrative and engineering expense of $2.7 million and $(0.4) million, respectively, for the three months ended March 26, 2017 has been reclassified to Other income (expense), net.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 on a retrospective basis. As a result, the change in restricted cash has been excluded from financing activities and included in the change in cash, cash equivalents and restricted cash and the prior period has been recast to reflect the new presentation.
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments and modifying overall presentation and disclosure requirements. The ASU was subsequently amended by ASU No. 2018-03 and ASU No. 2018-04. The Company adopted ASU 2016-01 on January 1, 2018 on a prospective basis. The adoption of ASU 2016-01 did not have a material impact on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 addresses eight specific cash flow items with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 on a retrospective basis. The adoption of ASU 2016-15 did not have a material impact on its financial statements.
In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU 2016-16 on January 1, 2018 using a modified retrospective approach. The adoption of ASU 2016-16 did not have a material impact on its financial statements.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. The Company is currently in the process of gathering and analyzing information necessary to quantify the impact of adopting ASU 2016-02 and evaluating the transition practical expedients it will apply upon adoption. The Company anticipates the adoption of ASU 2016-02 will result in an increase in assets and liabilities recognized in the balance sheet related to its lease arrangements.
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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in 2017 to account for the impact of the 2017 Tax Cuts and Jobs Act resulted in stranded tax effects. The Company is currently evaluating the impact of adopting ASU 2018-02.
3. Revenue

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue.

The following table disaggregates revenue by major source for the three months ended April 1, 2018 (in thousands):

Motorcycles and Related Products:
Motorcycles	$1,121,673
Parts & Accessories	169,075
General Merchandise	56,601
Licensing	8,358
Other	8,240
Revenue from Motorcycles and Related Products	1,363,947
Financial Services:
Interest income	154,041
Securitization and servicing fee income	352
Other income	23,781
Revenue from Financial Services	178,174
Total revenue	$1,542,121

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

Motorcycles and Related Products

Motorcycles, Parts and Accessories, and General Merchandise - Sales of motorcycles, parts and accessories, and general merchandise are recorded when control is transferred to wholesale customers (independent dealers). This generally takes place upon shipment of the products. The sale of products to independent dealers outside the U.S. and Canada is generally on open account with terms that generally approximate 30-120 days and the resulting receivables are included in accounts receivable in the consolidated balance sheets. The sale of products in the U.S. and Canada is financed by the purchasing dealers through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.

The Company may offer sales incentive programs to dealers and retail customers designed to promote the sale of motorcycles, parts and accessories, and general merchandise. The Company estimates its variable consideration related to motorcycles and related products sold under its sales incentive programs using the expected value method. Further, the Company accounts for consideration payable to a customer as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated.

The Company may offer to its dealers the right to return eligible parts and accessories and general merchandise. When the Company offers a right to return, it estimates returns based on an analysis of historical trends and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue.

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales decreased revenue by an immaterial amount during the three months ended April 1, 2018.

Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.

The Company offers standard, limited warranties on its motorcycles and parts and accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.

Licensing - The Company licenses the name “Harley-Davidson” and other trademarks owned by the Company and collects royalties from its customers (licensees). The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the Company’s intellectual property. The Company satisfies its performance obligation over the license period, as the Company fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property.

Payment is typically due within thirty days of the end of each quarter, for the royalties earned in that quarter. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. The Company applies the practical expedient in ASC 606-10-55-18 to recognize licensing revenues in the amount that the Company has the right to invoice because the royalties due each period correspond directly with the value of the Company’s performance to date. Revenue will be recognized over the remaining contract terms which range up to 6 years.

Other Revenue - Other Revenue consists primarily of revenue from Harley Ownership Group (H.O.G.) membership sales, motorcycle rental commissions, dealer software sales, museum admissions and events, and other miscellaneous products and services.

Financial Services

Interest income - Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued and uncollected interest is classified with finance receivables. Certain loan origination costs related to finance receivables, including payments made to dealers for certain retail loans, are deferred and recorded within finance receivables, and amortized over the estimated life of the contract.

Securitization and Servicing Income - Securitization and Servicing income consists of revenue from servicing and ancillary fees associated with HDFS' off-balance sheet asset-backed securitization transaction. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion regarding asset-backed financing.

Other income - Other income consists primarily of insurance and licensing revenues. HDFS works with certain unaffiliated insurance companies to offer motorcycle insurance and protection products through most Harley-Davidson dealers in the U.S. and Canada. HDFS also works with third-party financial institutions that issue credit cards, or offer other financial products bearing the Harley-Davidson brand in the U.S and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 6 years. The Company is the primary obligor for certain other insurance related contracts and as a result revenue is recognized over the life of the contract as the Company fulfills its performance obligation.

Contract Liabilities

Deferred revenue relates to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of H.O.G. memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. On January 1, 2018, $23.4 million of deferred revenue was included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheet. $4.0 million of this was recognized as revenue in the three months ended April 1, 2018. At April 1, 2018, the unearned revenue balance was $27.6 million. The Company expects to recognize approximately $12.7 million of the remaining unearned revenue in 2018, $7.2 million in 2019 and $7.8 million thereafter.

4. Restructuring Expenses
In January 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which includes the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia. As the U.S. operations are consolidated, the Company expects approximately 800 jobs will be eliminated with the closure of Kansas City operations and approximately 450 jobs will be added in York by 2019. Approximately 90 jobs will be eliminated in Adelaide.
The Company expects to incur restructuring and other consolidation costs of $170 to $200 million in the Motorcycles segment related to this plan through 2019, of which approximately 70% will be cash charges. This includes $135 million to $155 million of restructuring expense and $35 million to $45 million of costs related to temporary inefficiencies. The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation and other project implementation costs of $50 million to $60 million, $45 million to $50 million and $40 million to $45 million, respectively. Restructuring expense is recorded as a separate line item in the consolidated statement of income and the accrued restructuring liability is recorded in accrued liabilities in the consolidated balance sheet. The Company expects the plan to be completed by mid-2019. Changes in the accrued restructuring liability (in thousands) were as follows:

	Three months ended April 1, 2018
	Employee Termination Benefits	Accelerated Depreciation	Other	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	(40,791)	(5,613)	(438)	(46,842)
Utilized - cash	2,300	—	374	2,674
Utilized - non cash	—	5,613	—	5,613
Foreign currency changes	204	—	1	205
Balance, end of period	$(38,287)	$—	$(63)	$(38,350)
The Company incurred $0.7 million of incremental cost of goods sold during the three month period ended April 1, 2018 due to temporary inefficiencies resulting from implementing the manufacturing optimization plan.
5. Income Taxes
The Company’s 2018 effective income tax rate for the three months ended April 1, 2018 was 24.1% compared to 34.5% for the three months ended March 26, 2017. The Company's effective income tax rate was lower in 2018 due primarily to the impact of the 2017 Tax Cuts and Jobs Act (2017 Tax Act) that was enacted in December of 2017. The 2017 Tax Act included broad and complex changes to the U.S. tax code including a reduction of the corporate income tax rate from 35% to 21%, the move toward a territorial tax system and the elimination of the domestic manufacturing deduction. During the three months ended December 31, 2017, the Company recorded a $53.1 million tax expense to recognize the initial effects of the 2017 Tax Act relating primarily to the remeasurement of deferred tax assets. The Company has deemed its income tax estimates related to the 2017 Tax Act to be provisional under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). The Company believes future guidance, interpretations and pronouncements will add clarity to the numerous aspects of the 2017 Tax Act that may impact the Company which may result in revisions to the Company’s provisional estimates. There were no material changes to these provisional estimates during the three month period ended April, 1 2018.

6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	April 1, 2018	March 26, 2017
Numerator:
Net income used in computing basic and diluted earnings per share	$174,763	$186,369
Denominator:
Denominator for basic earnings per share - weighted-average common shares	168,139	176,001
Effect of dilutive securities - employee stock compensation plan	1,035	1,069
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	169,174	177,070
Earnings per common share:
Basic	$1.04	$1.06
Diluted	$1.03	$1.05
Outstanding options to purchase 1.0 million and 0.8 million shares of common stock for the three months ended April 1, 2018 and March 26, 2017, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three month periods ended April 1, 2018 and March 26, 2017.
7. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	April 1, 2018	December 31, 2017	March 26, 2017
Available-for-sale corporate bonds	$—	$—	$5,004
Mutual funds	49,402	48,006	41,674
Total marketable securities	$49,402	$48,006	$46,678
The Company’s available-for-sale corporate debt securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. During the first three months of 2017, unrealized losses were not material. There were no available-for-sale debt securities outstanding at April 1, 2018. The mutual fund investments are held by the Company to fund certain deferred compensation obligations. These investments are carried at fair value with gains and losses recorded in net income and are included in other long-term assets on the consolidated balance sheets.
Inventories
Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	April 1, 2018	December 31, 2017	March 26, 2017
Raw materials and work in process	$177,652	$161,664	$153,195
Motorcycle finished goods	289,046	289,530	263,408
Parts and accessories and general merchandise	150,228	139,363	117,140
Inventory at lower of FIFO cost or net realizable value	616,926	590,557	533,743
Excess of FIFO over LIFO cost	(52,355)	(52,355)	(48,267)
Total inventories, net	$564,571	$538,202	$485,476
Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
Cash flows from operating activities:
Net income	$174,763	$186,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	62,473	54,900
Amortization of deferred loan origination costs	20,116	20,078
Amortization of financing origination fees	2,028	2,076
Provision for long-term employee benefits	9,747	7,475
Employee benefit plan contributions and payments	(5,486)	(29,957)
Stock compensation expense	7,962	6,992
Net change in wholesale finance receivables related to sales	(239,902)	(317,087)
Provision for credit losses	30,052	43,589
Deferred income taxes	3,188	3,989
Other, net	(1,902)	(5,334)
Changes in current assets and liabilities:
Accounts receivable, net	(17,688)	(39,230)
Finance receivables - accrued interest and other	4,758	5,142
Inventories	(21,542)	23,476
Accounts payable and accrued liabilities	148,923	182,928
Derivative instruments	702	3,120
Other	13,402	11,413
Total adjustments	16,831	(26,430)
Net cash provided by operating activities	$191,594	$159,939
8. Finance Receivables
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
Finance receivables, net, consisted of the following (in thousands):

	April 1, 2018	December 31, 2017	March 26, 2017
Retail	$6,064,192	$6,140,600	$6,002,550
Wholesale	1,252,600	1,016,957	1,327,602
Total finance receivables	7,316,792	7,157,557	7,330,152
Allowance for credit losses	(190,350)	(192,471)	(184,030)
Finance receivables, net	$7,126,442	$6,965,086	$7,146,122
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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended April 1, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	28,069	1,983	30,052
Charge-offs	(45,081)	—	(45,081)
Recoveries	12,908	—	12,908
Balance, end of period	$182,150	$8,200	$190,350

	Three months ended March 26, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	42,160	1,429	43,589
Charge-offs	(45,924)	—	(45,924)
Recoveries	13,022	—	13,022
Balance, end of period	$176,068	$7,962	$184,030

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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	April 1, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$184	$184
Collectively evaluated for impairment	182,150	8,016	190,166
Total allowance for credit losses	$182,150	$8,200	$190,350
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$220	$220
Collectively evaluated for impairment	6,064,192	1,252,380	7,316,572
Total finance receivables	$6,064,192	$1,252,600	$7,316,792

	December 31, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	186,254	6,217	192,471
Total allowance for credit losses	$186,254	$6,217	$192,471
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,140,600	1,016,957	7,157,557
Total finance receivables	$6,140,600	$1,016,957	$7,157,557

	March 26, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	176,068	7,962	184,030
Total allowance for credit losses	$176,068	$7,962	$184,030
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,002,550	1,327,602	7,330,152
Total finance receivables	$6,002,550	$1,327,602	$7,330,152
Additional information related to the wholesale finance receivables that are individually deemed to be impaired under ASC Topic 310, “Receivables,” at April 1, 2018 includes (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	251	220	184	251	—
Total impaired wholesale finance receivables	$251	$220	$184	$251	$—
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of April 1, 2018, December 31, 2017 and March 26, 2017, all retail finance receivables were accounted for as interest-earning receivables, of which $27.9 million, $40.0 million and $28.5 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. The recorded investment of non-accrual status wholesale finance receivables at April 1, 2018 was $0.2 million. There were no wholesale receivables on non-accrual status at December 31, 2017 or March 26, 2017. At April 1, 2018, December 31, 2017 and March 26, 2017, $0.2 million, $0.1 million, and $0.6 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	April 1, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,897,632	$105,366	$33,275	$27,919	$166,560	$6,064,192
Wholesale	1,247,175	549	4,705	171	5,425	1,252,600
Total	$7,144,807	$105,915	$37,980	$28,090	$171,985	$7,316,792

	December 31, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,913,473	$139,629	$47,539	$39,959	$227,127	$6,140,600
Wholesale	1,016,000	595	245	117	957	1,016,957
Total	$6,929,473	$140,224	$47,784	$40,076	$228,084	$7,157,557

	March 26, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,840,164	$100,471	$33,403	$28,512	$162,386	$6,002,550
Wholesale	1,325,575	1,129	273	625	2,027	1,327,602
Total	$7,165,739	$101,600	$33,676	$29,137	$164,413	$7,330,152
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	April 1, 2018	December 31, 2017	March 26, 2017
Prime	$4,923,237	$4,966,193	$4,806,730
Sub-prime	1,140,955	1,174,407	1,195,820
Total	$6,064,192	$6,140,600	$6,002,550

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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	April 1, 2018	December 31, 2017	March 26, 2017
Doubtful	$1,582	$688	$1,133
Substandard	3,368	3,837	9,213
Special Mention	33,085	26,866	19,898
Medium Risk	10,512	9,917	14,648
Low Risk	1,204,053	975,649	1,282,710
Total	$1,252,600	$1,016,957	$1,327,602
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
The Company has periodically utilized treasury rate lock contracts to fix the interest rate on a portion of the principal related to the issuance of long-term debt. All such treasury rate lock contracts have since settled and the loss at settlement was recorded in accumulated other comprehensive loss which is being reclassified into earnings over the life of the debt.

The following tables summarize the fair value of the Company’s derivative financial instruments (in thousands):

	April 1, 2018			December 31, 2017			March 26, 2017
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$720,869	$3,442	$22,807	$675,724	$1,388	$21,239	$534,652	$12,195	$1,015
Commodity contracts(c)	728	—	11	915	—	69	1,027	23	—
Total	$721,597	$3,442	$22,818	$676,639	$1,388	$21,308	$535,679	$12,218	$1,015

	April 1, 2018			December 31, 2017			March 26, 2017
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$4,577	$171	$32	$4,532	$381	$—	$5,046	$228	$37
Total	$4,577	$171	$32	$4,532	$381	$—	$5,046	$228	$37

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended
Cash Flow Hedges	April 1, 2018	March 26, 2017
Foreign currency contracts	$(5,890)	$(11,797)
Commodity contracts	(16)	(106)
Total	$(5,906)	$(11,903)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Expected to be Reclassified
Cash Flow Hedges	April 1, 2018	March 26, 2017	Over the Next Twelve Months
Foreign currency contracts(a)	$(6,709)	$2,516	$(15,783)
Commodity contracts(a)	(73)	48	1
Treasury rate locks(b)	(126)	(90)	(506)
Total	$(6,908)	$2,474	$(16,288)

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense
For the three months ended April 1, 2018 and March 26, 2017, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.

The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended
Derivatives Not Designated As Hedges	April 1, 2018	March 26, 2017
Commodity contracts(a)	$6	$20
Total	$6	$20

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

10. Debt
Debt with a contractual term of one year or less is generally classified as short-term debt and consisted of the following (in thousands):

	April 1, 2018	December 31, 2017	March 26, 2017
Unsecured commercial paper	$1,036,976	$1,273,482	$953,357
Total short-term debt	$1,036,976	$1,273,482	$953,357
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	April 1, 2018	December 31, 2017	March 26, 2017
Secured debt (Note 11)
Asset-backed Canadian commercial paper conduit facility	$158,162	$174,779	$141,013
Asset-backed U.S. commercial paper conduit facilities	281,311	279,457	286,205
Asset-backed securitization debt	285,130	353,085	686,396
Less: unamortized discount and debt issuance costs	(337)	(461)	(1,022)
Total secured debt	724,266	806,860	1,112,592

Unsecured notes (at par value)
1.55% Medium-term notes due in 2017, issued November 2014	—	—	400,000
6.80% Medium-term notes due in 2018, issued May 2008	877,488	877,488	877,488
2.25% Medium-term notes due in 2019, issued January 2016	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2019, issued March 2017(a)	150,000	150,000	150,000
2.40% Medium-term notes due in 2019, issued September 2014	600,000	600,000	600,000
2.15% Medium-term notes due in 2020, issued February 2015	600,000	600,000	600,000
2.40% Medium-term notes due in 2020, issued March 2017	350,000	350,000	350,000
2.85% Medium-term notes due in 2021, issued January 2016	600,000	600,000	600,000
2.55% Medium-term notes due in 2022, issued June 2017	400,000	400,000	—
3.35% Medium-term notes due in 2023, issued February 2018	350,000	—	—
3.50% Senior unsecured notes due in 2025, issued July 2015	450,000	450,000	450,000
4.625% Senior unsecured notes due in 2045, issued July 2015	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs	(20,564)	(19,821)	(22,222)
Gross long-term debt	5,981,190	5,714,527	6,017,858
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs	(1,872,679)	(1,127,269)	(697,061)
Total long-term debt	$4,108,511	$4,587,258	$5,320,797
(a)    Floating interest rate based on LIBOR plus 35 bps.

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
In transactions where the Company has power over the significant activities of the VIE and has an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE, the Company is the primary beneficiary of the VIE and consolidates the VIE within its consolidated financial statements. On a consolidated basis, the asset-

backed financing is treated as a secured borrowing in this type of transaction and is referred to as an on-balance sheet asset-backed financing.
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

The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	April 1, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$367,584	$(11,387)	$38,207	$1,207	$395,611	$284,793
Asset-backed U.S. commercial paper conduit facilities	299,318	(9,297)	16,933	968	307,922	281,311
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	183,073	(3,085)	10,600	320	190,908	158,162
Total on-balance sheet assets and liabilities	$849,975	$(23,769)	$65,740	$2,495	$894,441	$724,266

	December 31, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$439,301	$(13,686)	$34,919	$1,260	$461,794	$352,624
Asset-backed U.S. commercial paper conduit facilities	300,530	(9,392)	13,787	888	305,813	279,457
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,691	(3,746)	9,983	470	210,398	174,779
Total on-balance sheet assets and liabilities	$943,522	$(26,824)	$58,689	$2,618	$978,005	$806,860

	March 26, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$772,152	$(23,239)	$63,473	$2,532	$814,918	$685,374
Asset-backed U.S. commercial paper conduit facilities	304,091	(9,178)	15,781	672	311,366	286,205
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	155,240	(3,048)	11,025	382	163,599	141,013
Total on-balance sheet assets and liabilities	$1,231,483	$(35,465)	$90,279	$3,586	$1,289,883	$1,112,592
On-Balance Sheet Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2020 to 2022.
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
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2018 or 2017.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE
In December 2017, the Company renewed its existing $300.0 million and $600.0 million revolving facility agreements with a third-party bank-sponsored asset-backed U.S. commercial paper conduit. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle receivables held by the relevant SPE as collateral.
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of April 1, 2018, the U.S. Conduit Facilities have an expiration date of December 12, 2018.

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
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$32,900	$29,300	$333,400	$300,000

On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2017, the Company amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The contractual maturity of the debt is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of April 1, 2018, the Canadian Conduit has an expiration date of June 30, 2018.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.

As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $32.7 million at April 1, 2018. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$7,600	$6,200	$6,300	$5,500
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during first quarter of 2018 or 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At April 1, 2018, the assets of this off-balance sheet asset-backed securitization VIE were $127.6 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at April 1, 2018. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.4 million and $0.6 million during the first quarter of 2018 and 2017, respectively.
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	April 1, 2018	December 31, 2017	March 26, 2017
On-balance sheet retail motorcycle finance receivables	$5,923,564	$5,993,185	$5,867,143
Off-balance sheet retail motorcycle finance receivables	127,643	146,425	212,764
Total serviced retail motorcycle finance receivables	$6,051,207	$6,139,610	$6,079,907

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	April 1, 2018	December 31, 2017	March 26, 2017
On-balance sheet retail motorcycle finance receivables	$166,560	$227,127	$162,386
Off-balance sheet retail motorcycle finance receivables	1,652	2,106	1,476
Total serviced retail motorcycle finance receivables	$168,212	$229,233	$163,862
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
On-balance sheet retail motorcycle finance receivables	$32,173	$32,902
Off-balance sheet retail motorcycle finance receivables	361	414
Total serviced retail motorcycle finance receivables	$32,534	$33,316
12. Fair Value
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

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	April 1, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$653,124	$326,324	$326,800	$—
Marketable securities	49,402	49,402	—	—
Derivatives	3,613	—	3,613	—
Total	$706,139	$375,726	$330,413	$—
Liabilities:
Derivatives	$22,850	$—	$22,850	$—

	December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$488,432	$358,500	$129,932	$—
Marketable securities	48,006	48,006	—	—
Derivatives	1,769	—	1,769	—
Total	$538,207	$406,506	$131,701	$—
Liabilities:
Derivatives	$21,308	$—	$21,308	$—

	March 26, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$628,895	$370,084	$258,811	$—
Marketable securities	46,678	41,674	5,004	—
Derivatives	12,446	—	12,446	—
Total	$688,019	$411,758	$276,261	$—
Liabilities:
Derivatives	$1,052	$—	$1,052	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $23.8 million, $19.6 million and $20.1 million at April 1, 2018, December 31, 2017 and March 26, 2017, respectively, for which the fair value adjustment was $8.3 million, $9.0 million and $6.3 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost
The carrying value of the Company's cash and cash equivalents and restricted cash approximates their fair values.
The following table summarizes the fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost (in thousands):

	April 1, 2018		December 31, 2017		March 26, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,195,908	$7,126,442	$7,021,549	$6,965,086	$7,225,210	$7,146,122
Liabilities:
Unsecured commercial paper	$1,036,976	$1,036,976	$1,273,482	$1,273,482	$953,357	$953,357
Asset-backed U.S. commercial paper conduit facilities	$281,311	$281,311	$279,457	$279,457	$286,205	$286,205
Asset-backed Canadian commercial paper conduit facility	$158,162	$158,162	$174,779	$174,779	$141,013	$141,013
Medium-term notes	$4,486,399	$4,514,798	$4,189,092	$4,165,706	$4,234,664	$4,163,797
Senior unsecured notes	$750,440	$742,126	$784,433	$741,961	$755,646	$741,469
Asset-backed securitization debt	$283,591	$284,793	$351,767	$352,624	$685,953	$685,374
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

	Three months ended
	April 1, 2018	March 26, 2017
Balance, beginning of period	$94,202	$79,482
Warranties issued during the period	14,606	16,752
Settlements made during the period	(16,638)	(19,333)
Recalls and changes to pre-existing warranty liabilities	2,905	1,310
Balance, end of period	$95,075	$78,211
The liability for recall campaigns was $32.3 million, $35.3 million and $10.3 million as of April 1, 2018, December 31, 2017 and March 26, 2017, respectively.
14. Employee Benefit Plans
The Company has a defined benefit qualified pension plan and postretirement healthcare benefit plans that cover certain employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Service cost is allocated among selling, administrative and engineering expense, cost of goods sold and inventory. Amounts capitalized in inventory are not significant. Non-service cost components of net periodic benefit cost are presented in other income (expense), net. Refer to Note 2 regarding the adoption of ASU 2017-07 for further discussion of the impact on net periodic benefit costs. Components of net periodic benefit costs were as follows (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
Pension and SERPA Benefits
Service cost	$8,155	$7,896
Interest cost	20,590	21,269
Expected return on plan assets	(36,891)	(35,345)
Amortization of unrecognized:
Prior service (credit) cost	(106)	254
Net loss	15,819	10,998
Curtailment loss	1,018	—
Net periodic benefit cost	$8,585	$5,072
Postretirement Healthcare Benefits
Service cost	$1,812	$1,875
Interest cost	2,897	3,412
Expected return on plan assets	(3,541)	(3,156)
Amortization of unrecognized:
Prior service credit	(460)	(543)
Net loss	454	815
Net periodic benefit cost	$1,162	$2,403
During the three months ended April 1, 2018, the qualified pension plan and certain postretirement healthcare plan assets and obligations were remeasured as a result of a curtailment of benefits related to the planned closure of the Company's motorcycle assembly plant in Kansas City, Missouri, discussed further in Note 4. As a result of the remeasurement, the Company recorded a benefit of $96.4 million before income taxes in other comprehensive income during the three months ended April 1, 2018.
There are no required or planned qualified pension plan contributions for 2018. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the EPA each filed separate response briefs. The Company anticipates the court will make a decision whether or not to finalize the Settlement in the following months. The Company has an accrual associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures and applies to model-year 2008-2013 Touring and model-year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. During 2017, the Company estimated and recorded a $29.4 million accrual associated with the NHTSA matter. On January 30, 2018, the Company announced a voluntary recall which offers a free brake fluid flush for model-year

2008-2011 Touring and V-ROD® motorcycles. In late April 2018, the Company received the closing resume from NHTSA which officially closes the investigation. The Company believes the accrued liability it has recorded will adequately cover the cost of the recall.
16. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended April 1, 2018
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$—	$(17,254)	$(460,943)	$(500,049)
Other comprehensive income (loss) before reclassifications	6,915	—	(5,906)	96,374	97,383
Income tax benefit (expense)	—	—	1,387	(22,629)	(21,242)
Net other comprehensive income (loss) before reclassifications	6,915	—	(4,519)	73,745	76,141
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	6,709	—	6,709
Realized (gains) losses - commodity contracts(a)	—	—	73	—	73
Realized (gains) losses - treasury rate locks(b)	—	—	126	—	126
Prior service credits(c)	—	—	—	(566)	(566)
Actuarial losses(c)	—	—	—	16,273	16,273
Total reclassifications before tax	—	—	6,908	15,707	22,615
Income tax expense	—	—	(1,624)	(3,687)	(5,311)
Net reclassifications	—	—	5,284	12,020	17,304
Other comprehensive income	6,915	—	765	85,765	93,445
Balance, end of period	$(14,937)	$—	$(16,489)	$(375,178)	$(406,604)

	Three months ended March 26, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss) before reclassifications	15,633	(16)	(11,903)	—	3,714
Income tax (expense) benefit	(76)	6	4,409	—	4,339
Net other comprehensive income (loss) before reclassifications	15,557	(10)	(7,494)	—	8,053
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(2,516)	—	(2,516)
Realized (gains) losses - commodity contracts(a)	—	—	(48)	—	(48)
Realized (gains) losses - treasury rate locks(b)	—	—	90	—	90
Prior service credits(c)	—	—	—	(289)	(289)
Actuarial losses(c)	—	—	—	11,813	11,813
Total reclassifications before tax	—	—	(2,474)	11,524	9,050
Income tax benefit (expense)	—	—	916	(4,268)	(3,352)
Net reclassifications	—	—	(1,558)	7,256	5,698
Other comprehensive income (loss)	15,557	(10)	(9,052)	7,256	13,751
Balance, end of period	$(52,575)	$(1,204)	$3,472	$(501,323)	$(551,630)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified to net income are included in interest expense.

(c)	Amounts reclassified are included in the computation of net periodic benefit cost. See Note 14 for information related to pension and postretirement benefit plans.
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

	Three months ended
	April 1, 2018	March 26, 2017
Motorcycles net revenue	$1,363,947	$1,328,711
Gross profit	473,773	474,823
Selling, administrative and engineering expense	254,093	238,277
Restructuring expense	46,842	—
Operating income from Motorcycles	172,838	236,546
Financial Services revenue	178,174	173,221
Financial Services expense	114,595	120,585
Operating income from Financial Services	63,579	52,636
Operating income	$236,417	$289,182

As discussed in Note 2, the Company adopted ASU 2017-07 on January 1, 2018 which required the Company to record the non-service cost components of net periodic benefit plan costs in non-operating income on a prospective and retrospective basis. As a result, operating income from Motorcycles excludes these costs for all periods presented.

18. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to the reportable segments. All supplemental data is presented in thousands.

	Three months ended April 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,366,246	$—	$(2,299)	$1,363,947
Financial Services	—	178,460	(286)	178,174
Total revenue	1,366,246	178,460	(2,585)	1,542,121
Costs and expenses:
Motorcycles and Related Products cost of goods sold	890,174	—	—	890,174
Financial Services interest expense	—	48,450	—	48,450
Financial Services provision for credit losses	—	30,052	—	30,052
Selling, administrative and engineering expense	254,401	38,391	(2,606)	290,186
Restructuring expense	46,842	—	—	46,842
Total costs and expenses	1,191,417	116,893	(2,606)	1,305,704
Operating income	174,829	61,567	21	236,417
Other income (expense), net	220	—	—	220
Investment income	111,203	—	(110,000)	1,203
Interest expense	7,690	—	—	7,690
Income before provision for income taxes	278,562	61,567	(109,979)	230,150
Provision for income taxes	40,233	15,154	—	55,387
Net income	$238,329	$46,413	$(109,979)	$174,763

	Three months ended March 26, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,330,618	$—	$(1,907)	$1,328,711
Financial Services	—	173,557	(336)	173,221
Total revenue	1,330,618	173,557	(2,243)	1,501,932
Costs and expenses:
Motorcycles and Related Products cost of goods sold	853,888	—	—	853,888
Financial Services interest expense	—	43,289	—	43,289
Financial Services provision for credit losses	—	43,589	—	43,589
Selling, administrative and engineering expense	238,630	35,614	(2,260)	271,984
Total costs and expenses	1,092,518	122,492	(2,260)	1,212,750
Operating income	238,100	51,065	17	289,182
Other income (expense), net	2,296	—	—	2,296
Investment income	106,879	—	(106,000)	879
Interest expense	7,673	—	—	7,673
Income before provision for income taxes	339,602	51,065	(105,983)	284,684
Provision for income taxes	79,157	19,158	—	98,315
Net income	$260,445	$31,907	$(105,983)	$186,369

	April 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$403,009	$350,508	$—	$753,517
Accounts receivable, net	686,265	—	(331,158)	355,107
Finance receivables, net	—	2,341,918	—	2,341,918
Inventories	564,571	—	—	564,571
Restricted cash	—	54,569	—	54,569
Other current assets	108,613	44,724	(2,865)	150,472
Total current assets	1,762,458	2,791,719	(334,023)	4,220,154
Finance receivables, net	—	4,784,524	—	4,784,524
Property, plant and equipment, net	887,522	47,123	—	934,645
Prepaid pension costs	122,230	—	—	122,230
Goodwill	56,524	—	—	56,524
Deferred income taxes	36,140	42,543	(1,059)	77,624
Other long-term assets	145,344	23,514	(86,938)	81,920
	$3,010,218	$7,689,423	$(422,020)	$10,277,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,162	$353,036	$(331,158)	$319,040
Accrued liabilities	462,279	106,149	(2,020)	566,408
Short-term debt	—	1,036,976	—	1,036,976
Current portion of long-term debt, net	—	1,872,679	—	1,872,679
Total current liabilities	759,441	3,368,840	(333,178)	3,795,103
Long-term debt, net	742,126	3,366,385	—	4,108,511
Pension liability	54,921	—	—	54,921
Postretirement healthcare liability	113,031	—	—	113,031
Other long-term liabilities	171,389	35,899	2,818	210,106
Commitments and contingencies (Note 15)
Shareholders’ equity	1,169,310	918,299	(91,660)	1,995,949
	$3,010,218	$7,689,423	$(422,020)	$10,277,621

	December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$338,186	$349,335	$—	$687,521
Accounts receivable, net	483,709	—	(153,723)	329,986
Finance receivables, net	—	2,105,662	—	2,105,662
Inventories	538,202	—	—	538,202
Restricted cash	—	47,518	—	47,518
Other current assets	132,999	48,521	(5,667)	175,853
Total current assets	1,493,096	2,551,036	(159,390)	3,884,742
Finance receivables, net	—	4,859,424	—	4,859,424
Property, plant and equipment, net	922,280	45,501	—	967,781
Prepaid pension costs	19,816	—	—	19,816
Goodwill	55,947	—	—	55,947
Deferred income taxes	66,877	43,515	(1,319)	109,073
Other long-term assets	138,344	23,593	(86,048)	75,889
	$2,696,360	$7,523,069	$(246,757)	$9,972,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,263	$167,057	$(153,723)	$227,597
Accrued liabilities	444,028	90,942	(5,148)	529,822
Short-term debt	—	1,273,482	—	1,273,482
Current portion of long-term debt, net	—	1,127,269	—	1,127,269
Total current liabilities	658,291	2,658,750	(158,871)	3,158,170
Long-term debt, net	741,961	3,845,297	—	4,587,258
Pension liability	54,606	—	—	54,606
Postretirement healthcare liability	118,753	—	—	118,753
Other long-term liabilities	171,200	35,503	2,905	209,608
Commitments and contingencies (Note 15)
Shareholders’ equity	951,549	983,519	(90,791)	1,844,277
	$2,696,360	$7,523,069	$(246,757)	$9,972,672

	March 26, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$479,439	$360,261	$—	$839,700
Marketable securities	5,004	—	—	5,004
Accounts receivable, net	740,231	—	(404,653)	335,578
Finance receivables, net	—	2,354,095	—	2,354,095
Inventories	485,476	—	—	485,476
Restricted cash	—	75,705	—	75,705
Other current assets	102,298	40,064	—	142,362
Total current assets	1,812,448	2,830,125	(404,653)	4,237,920
Finance receivables, net	—	4,792,027	—	4,792,027
Property, plant and equipment, net	913,462	39,582	—	953,044
Goodwill	53,967	—	—	53,967
Deferred income taxes	98,291	68,306	(1,401)	165,196
Other long-term assets	137,712	25,790	(83,801)	79,701
	$3,015,880	$7,755,830	$(489,855)	$10,281,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333,227	$430,110	$(404,653)	$358,684
Accrued liabilities	442,181	105,060	396	547,637
Short-term debt	—	953,357	—	953,357
Current portion of long-term debt, net	—	697,061	—	697,061
Total current liabilities	775,408	2,185,588	(404,257)	2,556,739
Long-term debt, net	741,469	4,579,328	—	5,320,797
Pension liability	52,559	—	—	52,559
Postretirement healthcare liability	171,143	—	—	171,143
Other long-term liabilities	152,974	31,506	2,728	187,208
Commitments and contingencies (Note 15)
Shareholders’ equity	1,122,327	959,408	(88,326)	1,993,409
	$3,015,880	$7,755,830	$(489,855)	$10,281,855

	Three months ended April 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$238,329	$46,413	$(109,979)	$174,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	61,405	1,068	—	62,473
Amortization of deferred loan origination costs	—	20,116	—	20,116
Amortization of financing origination fees	165	1,863	—	2,028
Provision for long-term employee benefits	9,747	—	—	9,747
Employee benefit plan contributions and payments	(5,486)	—	—	(5,486)
Stock compensation expense	7,072	890	—	7,962
Net change in wholesale finance receivables related to sales	—	—	(239,902)	(239,902)
Provision for credit losses	—	30,052	—	30,052
Deferred income taxes	2,469	979	(260)	3,188
Other, net	(2,081)	200	(21)	(1,902)
Changes in current assets and liabilities:
Accounts receivable, net	(195,123)	—	177,435	(17,688)
Finance receivables - accrued interest and other	—	4,758	—	4,758
Inventories	(21,542)	—	—	(21,542)
Accounts payable and accrued liabilities	121,833	201,056	(173,966)	148,923
Derivative instruments	666	36	—	702
Other	9,935	6,269	(2,802)	13,402
Total adjustments	(10,940)	267,287	(239,516)	16,831
Net cash provided by operating activities	227,389	313,700	(349,495)	191,594

	Three months ended April 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(25,746)	(2,690)	—	(28,436)
Origination of finance receivables	—	(1,786,309)	988,242	(798,067)
Collections on finance receivables	—	1,558,547	(748,747)	809,800
Other	(4,948)	—	—	(4,948)
Net cash used by investing activities	(30,694)	(230,452)	239,495	(21,651)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	347,553	—	347,553
Repayments of securitization debt	—	(67,955)	—	(67,955)
Borrowings of asset-backed commercial paper	—	35,504	—	35,504
Repayments of asset-backed commercial paper	—	(45,907)	—	(45,907)
Net decrease in credit facilities and unsecured commercial paper	—	(234,145)	—	(234,145)
Dividends paid	(62,731)	(110,000)	110,000	(62,731)
Purchase of common stock for treasury	(72,968)	—	—	(72,968)
Issuance of common stock under employee stock option plans	1,719	—	—	1,719
Net cash used by financing activities	(133,980)	(74,950)	110,000	(98,930)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,108	(74)	—	2,034
Net increase in cash, cash equivalents and restricted cash	$64,823	$8,224	$—	$73,047
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$338,186	$408,024	$—	$746,210
Net increase in cash, cash equivalents and restricted cash	64,823	8,224	—	73,047
Cash, cash equivalents and restricted cash—end of period	$403,009	$416,248	$—	$819,257

	Three months ended March 26, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$260,445	$31,907	$(105,983)	$186,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	53,241	1,659	—	54,900
Amortization of deferred loan origination costs	—	20,078	—	20,078
Amortization of financing origination fees	163	1,913	—	2,076
Provision for long-term employee benefits	7,475	—	—	7,475
Employee benefit plan contributions and payments	(29,957)	—	—	(29,957)
Stock compensation expense	6,317	675	—	6,992
Net change in wholesale finance receivables related to sales	—	—	(317,087)	(317,087)
Provision for credit losses	—	43,589	—	43,589
Deferred income taxes	6,728	(2,230)	(509)	3,989
Other, net	(6,728)	1,411	(17)	(5,334)
Changes in current assets and liabilities:
Accounts receivable, net	(278,803)	—	239,573	(39,230)
Finance receivables - accrued interest and other	—	5,142	—	5,142
Inventories	23,476	—	—	23,476
Accounts payable and accrued liabilities	154,372	263,011	(234,455)	182,928
Derivative instruments	3,120	—	—	3,120
Other	5,537	5,925	(49)	11,413
Total adjustments	(55,059)	341,173	(312,544)	(26,430)
Net cash provided by operating activities	205,386	373,080	(418,527)	159,939
Cash flows from investing activities:
Capital expenditures	(21,686)	(2,281)	—	(23,967)
Origination of finance receivables	—	(1,932,599)	1,087,907	(844,692)
Collections on finance receivables	—	1,556,534	(775,380)	781,154
Other	52	—	—	52
Net cash used by investing activities	(21,634)	(378,346)	312,527	(87,453)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	497,406	—	497,406
Repayments of medium-term notes	—	(400,000)	—	(400,000)
Repayments of securitization debt	—	(111,359)	—	(111,359)
Borrowings of asset-backed commercial paper	—	305,209	—	305,209
Repayments of asset-backed commercial paper	—	(29,383)	—	(29,383)
Net decrease in credit facilities and unsecured commercial paper	—	(101,702)	—	(101,702)
Dividends paid	(64,611)	(106,000)	106,000	(64,611)
Purchase of common stock for treasury	(79,753)	—	—	(79,753)
Issuance of common stock under employee stock option plans	7,336	—	—	7,336
Net cash (used) provided by financing activities	(137,028)	54,171	106,000	23,143
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,175	44	—	7,219
Net increase in cash, cash equivalents and restricted cash	$53,899	$48,949	$—	$102,848
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$425,540	$401,591	$—	$827,131
Net increase in cash, cash equivalents and restricted cash	53,899	48,949	—	102,848
Cash, cash equivalents and restricted cash—end of period	$479,439	$450,540	$—	$929,979

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of April 24, 2018, the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 10, 2018) and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income was $174.8 million, or $1.03 per diluted share, for the first quarter of 2018 compared to $186.4 million, or $1.05 per diluted share, in the first quarter of 2017. Operating income from the Motorcycles segment decreased $63.7 million or 26.9% compared to last year’s first quarter primarily due to restructuring expenses of $46.8 million and higher selling, administrative and engineering expenses. Motorcycle segment revenue in the first quarter of 2018 was up over the prior year, despite lower motorcycle shipments, due to favorable product mix, favorable foreign currency exchange rates and model-year price increases. Operating income from the Financial Services segment in the first quarter of 2018 was $63.6 million, up 20.8% compared to the year-ago quarter due primarily to a lower provision for credit losses.

Worldwide retail sales of new Harley-Davidson motorcycles in the first quarter of 2018 were down 7.2% compared to the first quarter of 2017. In the U.S., retail sales were down 12.0%, while retail sales in international markets were up 0.2%, compared to the prior year first quarter. In the first quarter of 2018, U.S. retail sales continued to be adversely impacted by very weak U.S. industry sales. In international markets, retail sales grew behind strong performance in Europe and Latin America.

During the first quarter of 2018, the Company continued to focus on its 2027 objectives of building two million new riders in the U.S., growing its international business to 50 percent of annual volume, launching 100 new high impact motorcycles and doing so profitably and sustainably. In addition, considering the prolonged softness in the U.S. industry and given what the Company believes is untapped potential in international markets and in certain high-growth spaces globally, the Company is crafting strategy accelerants to deliver value through 2022 and beyond. The Company plans to leverage its core business more fully and expand in new directions to accelerate value creation as it pursues its long-term objectives. The

Company is currently refining its plans and, in the summer of 2018, intends to reveal significant additional steps to improve performance and value creation through 2022 and beyond.
Outlook(1)
On April 24, 2018, the Company provided the following information concerning its expectations for the Company for 2018:

The Company continues to expect to ship 231,000 to 236,000 motorcycles to dealers worldwide in 2018, which is down approximately 2% to 4% from 2017. The Company's shipment expectation assumes that U.S. dealer retail sales will be down partially offset by growth in international retail sales as compared to the prior year. The Company expects 2018 year-end U.S. retail inventory to be flat to 2017 and flat to up in international markets as it continues to add new dealers.

Operating income as a percent of revenue for the Motorcycles segment is expected to be approximately 9.5% to 10.5% for the full year 2018. This reduction of approximately 2 to 3 percentage points compared to 2017, is primarily due to expected manufacturing optimization plan costs of $120 to $140 million. Refer to "Manufacturing Optimization Costs and Savings" below for further information.

Gross margin as a percent of revenue in 2018 is expected to benefit from pricing on model-year 2018 and 2019 motorcycles, a more favorable foreign currency exchange environment throughout the year and positive mix. However, the Company expects these positive impacts to be more than offset by rising steel and aluminum costs and increased manufacturing expense. Recently announced U.S. tariffs may also put additional pressure on the Company's steel and aluminum costs for the remainder of 2018; however, based on its current estimates of these incremental costs, the Company expects it will be able to mitigate these costs. Manufacturing expense is expected to be higher than in 2017, due to $20 to $25 million of temporary inefficiencies related to the manufacturing optimization plan and higher depreciation.

The Company continues to expect selling, administrative and engineering expense to be higher in 2018 compared to 2017, but largely flat to 2017 when expressed as a percent of revenue. The Company expects selling, administrative and engineering expense to be up behind increased investments in marketing and product development as the Company works to grow ridership globally.

Given strong first quarter 2018 results, the Company now expects operating income for the Financial Services segment to be flat to down modestly in 2018 as compared to 2017. The Company continues to expect 2018 results to be impacted by lower net interest income offset by a lower provision for credit losses.

As described in Note 2 of the Notes to the Financial Statements, the Company adopted ASU 2017-07 in 2018 which requires the Company to record the non-service cost components of net periodic retirement plan costs in non-operating income and to recast prior periods to reflect the new classification. The Company expects 2018 full year non-operating income related to net periodic retirement plan costs of approximately $2 million in 2018 compared to $9.2 million in 2017. The reduction is due to an increase in the amortization of actuarial losses following the 2018 first-quarter remeasurement of the Company's qualified pension plan. The remeasurement was required as a result of the curtailment of qualified pension plan benefits associated with the manufacturing optimization plan.
The Company continues to expect its full year effective tax rate will be approximately 23.5% to 25.0%, down approximately 10 percentage points from the rate that would have been expected excluding the impact of the 2017 Tax Cuts and Jobs Act (2017 Tax Act). This guidance excludes the effect of potential future adjustments associated with revisions to the tax expense recorded in the fourth quarter of 2017 related to the enactment of the 2017 Tax Act, other new tax legislation or audit settlements. The Company continues to regard its income tax estimates related to the 2017 Tax Act as provisional under SAB 118. The Company believes future guidance, interpretations and pronouncements will add clarity to the numerous aspects of the 2017 Tax Act that may impact the Company which may result in revisions to the Company’s provisional estimates.
The Company continues to estimate capital expenditures for 2018 to be between $250 million and $270 million, which includes approximately $50 million to support the manufacturing optimization plan. The Company anticipates it will have the ability to fund all capital expenditures in 2018 with cash flows generated by operations.
In the second quarter of 2018, the Company expects to ship approximately 67,500 to 72,500 motorcycles, which is down 11% to 18% compared to 2017. Given actual 2018 first-quarter shipments and the Company's expectations for shipments in the second quarter, first-half shipments in 2018 are expected to be down 11% to 14% compared to 2017. Consequently, to achieve the 2018 full-year shipment guidance, the Company expects shipments in the second half of 2018 to be up approximately 12% over 2017. The Company believes this shipment cadence will result in tight U.S retail inventories through the 2018 selling season and an improved level of model year 2018 carry-over inventory. The timing of 2018 shipments is also expected to result in flat year-end retail inventory in the U.S. in support of the Company's disciplined supply strategy which it believes is delivering the intended results. Finally, the Company expects this shipment cadence will also impact the timing of operating margin in each of the remaining quarters of 2018.
In the second quarter of 2018, the Company expects operating margin for the Motorcycles segment to be down approximately 5 percentage points versus 2017 and to be impacted by an unfavorable shipment mix, approximately $20 million of manufacturing optimization plan costs, higher fixed costs per unit on lower production and shipments (which the Company expects to recover in the third quarter of 2018) and higher marketing and product development expense as compared to 2017.

Manufacturing Optimization Plan Costs and Savings(1)

In 2018, the Company commenced a significant, multi-year manufacturing optimization plan anchored by the consolidation of its final assembly plant in Kansas City, Missouri into its plant in York, Pennsylvania. As the operations are consolidated, the Company expects approximately 800 jobs will be eliminated with the closure of Kansas City operations and approximately 450 jobs will be added in York by 2019. As part of this manufacturing optimization plan, the Company will also close its wheel operations in Adelaide, Australia resulting in the elimination of approximately 90 jobs. The following table summarizes the expected costs and savings associated with the manufacturing optimization plan.

(in millions)	2018	2019	2020	Total

Cost related to temporary inefficiencies	$ 20 - $ 25	$15 - $20	n/a	$ 35 - $ 45
Restructuring expenses	$100 - $115	$35 - $40	n/a	$135 - $155
	$120 - $140	$50 - $60		$170 - $200
% cash	70%	75%		70%
	2018	2019	2020	Annual Ongoing
Annual cash savings	-	$25 - $30	$45 - $50	$65 - $75

The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation and other project implementation costs of $50 to $60 million, $45 to $50 million and $40 to $45 million, respectively. The timing of cash payments for restructuring may not occur in the same fiscal period as the expense.

During the first quarter of 2018, the Company recorded restructuring expenses totaling $46.8 million and costs related to temporary inefficiencies of $0.7 million. Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional information concerning restructuring expenses. The Company expects total capital expenditures of $75 million associated with the manufacturing optimization plan through 2019, including $50 million in 2018.
Results of Operations for the Three Months Ended April 1, 2018
Compared to the Three Months Ended March 26, 2017
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	April 1, 2018	March 26, 2017	(Decrease) Increase	% Change
Operating income from Motorcycles	$172,838	$236,546	$(63,708)	(26.9)%
Operating income from Financial Services	63,579	52,636	10,943	20.8
Operating income	236,417	289,182	(52,765)	(18.2)
Other income (expense), net	220	2,296	(2,076)	(90.4)
Investment income	1,203	879	324	36.9
Interest expense	7,690	7,673	17	0.2
Income before income taxes	230,150	284,684	(54,534)	(19.2)
Provision for income taxes	55,387	98,315	(42,928)	(43.7)
Net income	$174,763	$186,369	$(11,606)	(6.2)%
Diluted earnings per share	$1.03	$1.05	$(0.02)	(1.9)%

Consolidated operating income was down 18.2% in the first quarter of 2018 due to a decrease in operating income from the Motorcycles segment of $63.7 million, or 26.9%, compared to the first quarter of 2017. Operating income from the Financial Services segment improved by $10.9 million in the first quarter of 2018 compared to the same period last year. Please refer to the “Motorcycles & Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Other income in the first quarter was adversely impacted by higher amortization of actuarial losses and pension curtailment expense following a 2018 first-quarter remeasurement of the qualified pension plan.
The effective income tax rate for the first quarter of 2018 was 24.1% compared to 34.5% for same period in 2017. The lower effective income tax rate was primarily due to the impact of the 2017 Tax Act enacted in December 2017. The 2017 Tax Act reduced the federal corporate income tax rate beginning in 2018 from 35% to 21%.
Diluted earnings per share were $1.03 in the first quarter of 2018, down 1.9% from the same period in the prior year on lower net income partially offset by the positive impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 177.1 million in the first quarter of 2017 to 169.2 million in the first quarter of 2018, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	March 31, 2018	March 31, 2017	(Decrease) Increase	% Change
United States	29,309	33,316	(4,007)	(12.0)%

Europe(b)	9,716	8,984	732	8.1
EMEA - Other	1,146	1,183	(37)	(3.1)
Total EMEA	10,862	10,167	695	6.8

Asia Pacific(c)	4,452	4,897	(445)	(9.1)
Asia Pacific - Other	1,877	1,966	(89)	(4.5)
Total Asia Pacific	6,329	6,863	(534)	(7.8)

Latin America	2,506	2,342	164	7.0
Canada	2,080	2,361	(281)	(11.9)
Total International Retail Sales	21,777	21,733	44	0.2
Total Worldwide Retail Sales	51,086	55,049	(3,963)	(7.2)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

(b)	Includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

(c)	Includes Japan, Australia, New Zealand and Korea. Prior period Asia Pacific retail sales have been reclassified to conform to the current year presentation.
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 12.0% in the first quarter of 2018, which was within the Company's range of expectations, but at the less favorable end of the range. The Company's retail sales were adversely impacted by a continued weak U.S. industry which was down 11.1% in the first quarter, as compared to the first quarter of 2017. The Company believes that industry sales of new motorcycles continued to be adversely impacted by soft used motorcycle prices. Retail sales of used Harley-Davidson motorcycles in the U.S. through February 2018 were down compared to prior year, but continued to outperform sales of new motorcycles despite increased used motorcycle prices for the third straight quarter in dealerships and the broader market. The Company believes used sales are an important indicator of overall demand for the Company's motorcycles.
In addition, wholesale prices of used Harley-Davidson motorcycles at auction during the first quarter of 2018 increased above year-ago levels, and third-party pricing services continued to publish higher retail values year-over-year for used Harley-Davidson motorcycles. Stronger used bike prices reinforce the Company's disciplined focus on driving premium value for its riders, dealers and the brand.
The Company's U.S. market share of new 601+cc motorcycles for the first quarter of 2018 was 50.4%, down 0.9 percentage points compared to the same period last year (Source: Motorcycle Industry Council) on limited availability of new motorcycles and a highly competitive marketplace. While market share remains a key focus, the slight contraction during the first quarter of 2018 came with a more profitable mix of motorcycles and less promotional support than in the prior year quarter.
In EMEA, retail sales during the first quarter of 2018 grew across most western European markets, partially offset by slightly lower retail sales in emerging markets as compared to last year. The Company's market share of new 601+cc motorcycles in Europe was 10.4% through March, up 1.3 percentage points compared to the prior year quarter (Source: Association des Constructeurs Europeens de Motocycles). Harley-Davidson retail sales and market share gains in Europe were driven by strong retail sales growth of the Company's new Softail motorcycles.
Retail sales in the Asia Pacific region continued to be soft in the first quarter of 2018; however, the year over year rate of decline decreased compared to the fourth quarter of 2017. During the first quarter of 2018, Asia Pacific retail sales were adversely impacted by lower sales in Australia and Japan.
During the first quarter of 2018, retail sales in Latin America were up over prior year driven by higher sales in Brazil. In Canada, retail sales during the first quarter of 2018 declined 11.9% compared to the prior year quarter.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Three months ended
	March 31, 2018	March 31, 2017	Decrease	% Change
United States(b)	57,100	64,220	(7,120)	(11.1)%
Europe(c)	93,217	100,533	(7,316)	(7.3)%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	April 1, 2018		March 26, 2017
	Units	Mix %	Units	Mix %	Unit (Decrease) Increase	Unit % Change
United States	38,797	60.7%	45,784	64.6%	(6,987)	(15.3)%
International	25,147	39.3%	25,047	35.4%	100	0.4
Harley-Davidson motorcycle units	63,944	100.0%	70,831	100.0%	(6,887)	(9.7)%
Touring motorcycle units	30,857	48.3%	29,068	41.0%	1,789	6.2%
Cruiser motorcycle units	21,554	33.7%	25,154	35.5%	(3,600)	(14.3)
Sportster® / Street motorcycle units	11,533	18.0%	16,609	23.5%	(5,076)	(30.6)
Harley-Davidson motorcycle units	63,944	100.0%	70,831	100.0%	(6,887)	(9.7)%

 The Company shipped 63,944 Harley-Davidson motorcycles worldwide during the first quarter of 2018, which was 9.7% lower than the same period in 2017. Shipments of Touring motorcycles as a percent of total shipments were significantly higher compared to last year’s first quarter when the Company limited Touring shipments to allow dealers to focus on selling through the model year 2016 Touring motorcycles ahead of the 2017 models which featured the new Milwaukee-Eight engine. In the second quarter of 2018, the Company expects Touring as a percent of total shipments to be down compared to prior year as the overall product mix returns to a more normal allocation.(1)
At the end of the first quarter of 2018, U.S. dealer retail inventory of new motorcycles was down approximately 9,100 motorcycles compared to the prior year quarter. The Company believes its discipline to reduce supply and improve model-year mix in the U.S. retail channel has delivered the intended results and retail inventory is well-positioned as dealers move into the selling season.
Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017	Increase (Decrease)	% Change
Revenue(a):
Motorcycles	$1,121,673	$1,083,639	$38,034	3.5%
Parts & Accessories	169,075	168,023	1,052	0.6
General Merchandise	56,601	55,836	765	1.4
Licensing	8,358	9,275	(917)	(9.9)
Other	8,240	11,938	(3,698)	(31.0)
Total revenue	1,363,947	1,328,711	35,236	2.7
Cost of goods sold	890,174	853,888	36,286	4.2
Gross profit	473,773	474,823	(1,050)	(0.2)
Operating expenses:
Selling & administrative expense	207,544	200,016	7,528	3.8
Engineering expense	46,549	38,261	8,288	21.7
Restructuring expense	46,842	—	46,842	—
Operating expense	300,935	238,277	62,658	26.3
Operating income from Motorcycles	$172,838	$236,546	$(63,708)	(26.9)%

(a)
In connection with the adoption of ASU 2014-09, the Company has changed its presentation of disaggregated Motorcycles segment revenue and the prior period has been reclassified to reflect the new presentation.

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2017 to the first quarter of 2018 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 26, 2017	$1,328.7	$853.9	$474.8
Volume	(119.2)	(75.7)	(43.5)
Price, net of related costs	29.0	20.2	8.8
Foreign currency exchange rates and hedging	39.6	24.1	15.5
Shipment mix	85.8	49.4	36.4
Raw material prices	—	4.2	(4.2)
Manufacturing and other costs	—	14.0	(14.0)
Total	35.2	36.2	(1.0)
Three months ended April 1, 2018	$1,363.9	$890.1	$473.8
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2017 to the first quarter of 2018:

•	The decrease in volume was due to lower wholesale motorcycle shipments.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.

•
Revenue was positively impacted by stronger weighted-average foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The favorable revenue impact was partially offset by higher costs associated with unfavorable losses on currency hedging and the remeasurement of foreign-denominated balance sheet accounts, as compared to the prior year quarter.

•	Shipment mix changes resulted in a positive impact on gross profit resulting from favorable changes in the mix of motorcycle families.

•	Raw material prices were higher primarily due to increased steel and aluminum costs.

•
Manufacturing costs were negatively impacted by lower fixed cost absorption due to lower production, higher depreciation and temporary inefficiencies associated with the manufacturing optimization plan.

The increase in operating expenses during the first quarter of 2018 was due to higher selling, administrative and engineering expenses on increased investments in marketing and product development and a $46.8 million restructuring expense related to the Company's manufacturing optimization plan.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017	Increase (Decrease)	% Change
Interest income	$154,041	$150,728	$3,313	2.2%
Securitization and servicing income	352	574	(222)	(38.7)
Other income	23,781	21,919	1,862	8.5
Financial Services revenue	178,174	173,221	4,953	2.9
Interest expense	48,450	43,289	5,161	11.9
Provision for credit losses	30,052	43,589	(13,537)	(31.1)
Operating expenses	36,093	33,707	2,386	7.1
Financial Services expense	114,595	120,585	(5,990)	(5.0)
Operating income from Financial Services	$63,579	$52,636	$10,943	20.8%
Interest income was favorable in the first quarter of 2018 due to higher average retail receivables at a higher average yield. Other income was favorable due to increased licensing revenue and investment income.
Interest expense increased due to a higher cost of funds and higher average outstanding debt.
The provision for credit losses decreased $13.5 million compared to the first quarter of 2017. The retail motorcycle provision decreased $14.2 million driven by lower credit losses and a decrease in the retail reserve rate as compared to an increase in the reserve rate during the first quarter of 2017. The wholesale provision increased $0.6 million due to a slight increase in the reserve rate compared to the first quarter of 2017.
Annualized credit losses for the Company's retail motorcycle loans were 2.15% through April 1, 2018 compared to 2.31% through March 26, 2017. The 30-day delinquency rate for retail motorcycle loans at April 1, 2018 was 3.31% compared to 3.17% at March 26, 2017.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
Balance, beginning of period	$192,471	$173,343
Provision for credit losses	30,052	43,589
Charge-offs, net of recoveries	(32,173)	(32,902)
Balance, end of period	$190,350	$184,030

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as of April 1, 2018 to reflect the new projected principal and interest payments for the remainder of 2018 and beyond as follows (in thousands):

	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments on debt	$2,088,427	$2,682,631	$1,168,009	$1,100,000	$7,039,067
Interest payments on debt	148,330	205,800	102,764	367,841	824,735
	$2,236,757	$2,888,431	$1,270,773	$1,467,841	$7,863,802
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at April 1, 2018 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations and senior unsecured notes are shown without reduction for debt issuance costs. Refer to Note 10 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of April 1, 2018, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Commitments and Contingencies
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the EPA each filed separate response briefs. The Company anticipates the court will make a decision whether or not to finalize the Settlement in the following months. The Company has an accrual associated with this matter which is included in accrued liabilities in the Consolidated Balance Sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
National Highway Traffic Safety Administration Matters:
In July 2016, the National Highway Traffic Safety Administration (NHTSA) began an investigation into certain of the Company's motorcycles equipped with anti-lock braking systems (ABS). NHTSA’s investigation is in response to rider complaints related to brake failures and applies to model-year 2008-2013 Touring and model-year 2008-2017 V-ROD® motorcycles. NHTSA noted that Harley-Davidson has a two-year brake fluid replacement interval that owners either are unaware of or ignore. During 2017, the Company estimated and recorded a $29.4 million accrual associated with the NHTSA matter. On January 30, 2018, the Company announced a voluntary recall which offers a free brake fluid flush for model-year 2008-2011 Touring and V-ROD® motorcycles. In late April 2018, the Company received the closing resume from NHTSA which officially closes the investigation. The Company believes the accrued liability it has recorded will adequately cover the cost of the recall.
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
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet, and a gain of $9.3 million was recognized in Financial Services revenue. For more information, see Note 11.
Liquidity and Capital Resources as of April 1, 2018(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company will evaluate opportunities to return cash to its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and asset-backed securitizations.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under credit facilities. The following table summarizes the Company’s cash and availability under credit and conduit facilities (in thousands):

April 1, 2018
Cash and cash equivalents	$753,517

Credit facilities	528,024
Asset-backed U.S. commercial paper conduit facilities(a)	618,689
Asset-backed Canadian commercial paper conduit facility(a)	12,534
Total availability under credit and conduit facilities	1,159,247
Total	$1,912,764

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
Net cash provided by operating activities	$191,594	$159,939
Net cash used by investing activities	(21,651)	(87,453)
Net cash (used) provided by financing activities	(98,930)	23,143
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,034	7,219
Net increase in cash, cash equivalents and restricted cash	$73,047	$102,848

Operating Activities
The increase in cash provided by operating activities for the first quarter of 2018 compared to the same period in 2017 was primarily due to a decrease in cash outflows related to wholesale financing and lower cash outflows for retirement plans offset by less favorable changes in working capital. During the first quarter of 2017, the Company made a $25.0 million voluntary contribution to its qualified pension plan. There was no comparable voluntary contribution in the first quarter of 2018 and there are none are planned for the remainder of 2018.(1)
Investing Activities
The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables. Capital expenditures were $28.4 million in the first quarter of 2018 compared to $24.0 million in the same period last year. Net cash flows for finance receivables for the first quarter of 2018 were $75.3 million favorable compared to the same period last year due primarily to a decrease in retail lending activity.

Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $73.0 million in the first quarter of 2018 compared to $79.8 million in the same period last year. Share repurchases during the first three months of 2018 totaled 1.4 million shares of common stock related to discretionary share repurchases and 0.2 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of April 1, 2018, there were 24.2 million shares remaining on board-approved share repurchase authorizations. The Company paid dividends of $0.370 and $0.365 per share totaling $62.7 million and $64.6 million during the first quarters of 2018 and 2017, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $35.1 million in the first three months of 2018 compared to net cash inflows of $160.2 million in the first three months of 2017. The Company’s total outstanding debt consisted of the following (in thousands):

	April 1, 2018	March 26, 2017
Unsecured commercial paper	$1,036,976	$953,357
Asset-backed Canadian commercial paper conduit facility	158,162	141,013
Asset-backed U.S. commercial paper conduit facilities	281,311	286,205
Medium-term notes, net	4,514,798	4,163,797
Senior unsecured notes, net	742,126	741,469
Asset-backed securitization debt, net	284,793	685,374
Total debt	$7,018,166	$6,971,215
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of April 1, 2018 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	Negative
Fitch	F1	A	Stable
Credit Facilities – On April 6, 2018, the Company entered into a $780.0 million five-year credit facility to replace the $675.0 million five-year credit facility that was due to mature in April 2019 and also terminated the $100.0 million 364-day credit facility that would have matured at the end of April 2018. The new five-year credit facility matures in April 2023. The Company also has a $765.0 million five-year credit facility which matures in April 2021. The two five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. During the second quarter of 2017, the Company renewed its $25.0 million credit facility which had expired in May 2017. The $25.0 million credit facility bears interest at variable interest rates, and the Company pays a fee based on the unused portion of the $25.0 million commitment. This credit facility expires in May 2018.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.54 billion as of April 1, 2018 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at April 1, 2018 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$877,488	6.80%	May 2008	June 2018
$600,000	2.25%	January 2016	January 2019
$150,000	Floating-rate(a)	March 2017	March 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023

(a)	Floating interest rate based on LIBOR plus 35 bps.
The fixed rate Notes provide for semi-annual interest payments and the floating rate Note provides for quarterly interest payments. Principal on the Notes is due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $12.7 million and $13.7 million at April 1, 2018 and March 26, 2017, respectively. There were no medium-term note maturities during the first quarter of 2018. During the first quarter of 2017, $400.0 million of 2.70% medium-term notes matured, and the principal and accrued interest were paid in full.

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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of April 1, 2018, the Canadian Conduit has an expiration date of June 30, 2018.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$7,600	$6,200	$6,300	$5,500

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In December 2017, the Company renewed its existing $300.0 million and $600.0 million revolving facility agreements with a third-party bank-sponsored asset-backed U.S. commercial paper conduit. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle receivables held by the relevant SPE as collateral.
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$32,900	$29,300	$333,400	$300,000

The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of April 1, 2018, the U.S. Conduit Facilities have an expiration date of December 12, 2018.
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

The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities ranging from 2020 to 2022.
There were no on or off-balance sheet asset-backed securitization transactions during the first quarter of 2018 or 2017.
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
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’s consolidated debt, excluding secured debt, to HDFS’s consolidated shareholder's equity, excluding accumulated other comprehensive income (or loss), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excludes accumulated other comprehensive income (or loss)), cannot exceed 0.70 to 1.00 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At April 1, 2018, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company's ability to meet the targets and expectations noted depends upon, among other factors, the Company's ability to (i) develop and execute its business strategy, (ii) execute its strategy of growing ridership, globally, (iii) effectively execute its manufacturing optimization initiative within expected costs and timing, (iv) develop and introduce products, services and experiences that are successful in the marketplace, (v) manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally, (vi) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (vii) balance production volumes for its new motorcycles with consumer demand, including in circumstances where competitors may be supplying new motorcycles to the market in excess of demand at reduced prices, (viii) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (ix) manage risks that arise through expanding international manufacturing, operations and sales, (x) successfully execute the Company’s manufacturing strategy, including its flexible production strategy, (xi) prevent and detect any issues with its motorcycles or any associated manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xii) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness, (xiii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xiv) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xv) retain and attract talented employees, (xvi) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security, (xvii) continue to develop the capabilities of its distributors and dealers and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xviii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business, (xix) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xx) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xxi) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxii) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxiii) manage its exposure to product liability claims and commercial or contractual disputes, and (xxiv) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations.
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
Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
HDFS’ earnings are affected by changes in interest rates. HDFS’ interest-rate sensitive financial instruments include finance receivables and debt. With the exception of short-term commercial paper and debt issued through the commercial paper conduit facilities, the majority of HDFS' debt instruments have fixed interest rates.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information concerning the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended April 1, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended April 1, 2018:

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 4	1,141	$51	1,141	10,594,144
February 5 to March 4	767,624	$47	767,624	24,988,413
March 5 to April 1	834,536	$44	834,536	24,155,467
Total	1,603,301	$46	1,603,301

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company repurchased 1.4 million shares on a discretionary basis during the quarter ended April 1, 2018 under this authorization. In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock with no dollar limit or expiration date. As of April 1, 2018, 24.2 million shares remained under these authorizations.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2018, the Company acquired 164,624 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 6 – Exhibits
Refer to the Exhibit Index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Officers' Certificate, dated February 9, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2023
10.1*	Form of Transition Agreement between the Registrant and Ms. Kumbier dated February 1, 2018
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 10, 2018	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: May 10, 2018	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)