Form 10-Q
period 2018-07-01
HARLEY DAVIDSON INC
filed 2018-08-09
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at August 3, 2018: 166,554,483 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended July 1, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenue:
Motorcycles and Related Products	$1,525,121	$1,577,135	$2,889,068	$2,905,846
Financial Services	188,102	188,034	366,276	361,255
Total revenue	1,713,223	1,765,169	3,255,344	3,267,101
Costs and expenses:
Motorcycles and Related Products cost of goods sold	993,036	1,004,173	1,883,210	1,858,061
Financial Services interest expense	51,943	44,408	100,393	87,697
Financial Services provision for credit losses	18,880	26,217	48,932	69,806
Selling, administrative and engineering expense	313,047	291,084	603,233	563,068
Restructuring expense	12,370	—	59,212	—
Total costs and expenses	1,389,276	1,365,882	2,694,980	2,578,632
Operating income	323,947	399,287	560,364	688,469
Other income (expense), net	645	2,295	865	4,591
Investment income	2,533	577	3,736	1,456
Interest expense	7,728	7,726	15,418	15,399
Income before provision for income taxes	319,397	394,433	549,547	679,117
Provision for income taxes	77,059	135,566	132,446	233,881
Net income	$242,338	$258,867	$417,101	$445,236
Earnings per common share:
Basic	$1.45	$1.48	$2.49	$2.54
Diluted	$1.45	$1.48	$2.48	$2.53
Cash dividends per common share	$0.370	$0.365	$0.740	$0.730
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net income	$242,338	$258,867	$417,101	$445,236
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26,482)	9,637	(19,567)	25,194
Derivative financial instruments	23,920	(10,412)	24,685	(19,464)
Marketable securities	—	1,204	—	1,194
Pension and postretirement benefit plans	12,402	7,256	98,167	14,512
Total other comprehensive income, net of tax	9,840	7,685	103,285	21,436
Comprehensive income	$252,178	$266,552	$520,386	$466,672
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	July 1, 2018	December 31, 2017	June 25, 2017
ASSETS
Current assets:
Cash and cash equivalents	$978,749	$687,521	$988,476
Accounts receivable, net	335,594	329,986	330,933
Finance receivables, net	2,252,956	2,105,662	2,338,533
Inventories	465,373	538,202	372,012
Restricted cash	44,386	47,518	63,225
Other current assets	166,362	175,853	151,423
Total current assets	4,243,420	3,884,742	4,244,602
Finance receivables, net	5,060,246	4,859,424	4,994,002
Property, plant and equipment, net	904,113	967,781	946,326
Prepaid pension costs	131,497	19,816	—
Goodwill	55,451	55,947	54,630
Deferred income taxes	67,505	109,073	170,358
Other long-term assets	83,790	75,889	77,853
	$10,546,022	$9,972,672	$10,487,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$287,214	$227,597	$327,346
Accrued liabilities	572,440	529,822	533,412
Short-term debt	1,327,307	1,273,482	928,445
Current portion of long-term debt, net	945,463	1,127,269	1,565,558
Total current liabilities	3,132,424	3,158,170	3,354,761
Long-term debt, net	4,868,346	4,587,258	4,678,350
Pension liability	55,819	54,606	51,797
Postretirement healthcare liability	113,464	118,753	166,023
Other long-term liabilities	214,443	209,608	190,673
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,818	1,813	1,813
Additional paid-in-capital	1,442,580	1,422,808	1,404,428
Retained earnings	1,906,015	1,607,570	1,654,457
Accumulated other comprehensive loss	(396,764)	(500,049)	(543,945)
Treasury stock, at cost	(792,123)	(687,865)	(470,586)
Total shareholders’ equity	2,161,526	1,844,277	2,046,167
	$10,546,022	$9,972,672	$10,487,771

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	July 1, 2018	December 31, 2017	June 25, 2017
Balances held by consolidated variable interest entities (Note 11)
Current finance receivables, net	$139,405	$194,813	$217,348
Other assets	$1,280	$2,148	$2,170
Non-current finance receivables, net	$392,901	$521,940	$653,683
Restricted cash - current and non-current	$39,757	$48,706	$62,973
Current portion of long-term debt, net	$155,631	$209,247	$241,754
Long-term debt, net	$313,799	$422,834	$559,379
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	July 1, 2018	June 25, 2017
Net cash provided by operating activities (Note 7)	$735,859	$627,068
Cash flows from investing activities:
Capital expenditures	(69,293)	(69,816)
Origination of finance receivables	(1,999,786)	(1,977,839)
Collections on finance receivables	1,712,884	1,647,799
Other	(11,758)	7,031
Net cash used by investing activities	(367,953)	(392,825)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,144,018	893,668
Repayments of medium-term notes	(877,488)	(400,000)
Repayments of securitization debt	(183,453)	(275,659)
Borrowings of asset-backed commercial paper	120,903	341,625
Repayments of asset-backed commercial paper	(100,660)	(77,732)
Net increase (decrease) in credit facilities and unsecured commercial paper	56,280	(128,787)
Dividends paid	(124,680)	(128,452)
Purchase of common stock for treasury	(111,227)	(243,055)
Issuance of common stock under employee stock option plans	1,965	7,432
Net cash used by financing activities	(74,342)	(10,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,091)	12,457
Net increase in cash, cash equivalents and restricted cash	$283,473	$235,740
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$746,210	$827,131
Net increase in cash, cash equivalents and restricted cash	283,473	235,740
Cash, cash equivalents and restricted cash—end of period	$1,029,683	$1,062,871

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$978,749	$988,476
Restricted cash	44,386	63,225
Restricted cash included in other long-term assets	6,548	11,170
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$1,029,683	$1,062,871
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of July 1, 2018 and June 25, 2017, the consolidated statements of income for the three and six month periods then ended, the consolidated statements of comprehensive income for the three and six month periods then ended and the consolidated statements of cash flows for the six month periods then ended.
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

The following tables illustrate the impact of adoption of ASU 2014-09 on the consolidated statements of income and the consolidated balance sheet (in thousands):

Consolidated Statements of Income

	Three months ended July 1, 2018			Six months ended July 1, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change	As Reported	Without Adoption of ASC 606	Effect of Change
Revenue:
Motorcycles and Related Products	$1,525,121	$1,500,384	$24,737	$2,889,068	$2,868,368	$20,700
Costs and expenses:
Motorcycles and Related Products cost of goods sold	$993,036	$974,385	$18,651	$1,883,210	$1,864,623	$18,587
Operating income	$323,947	$317,861	$6,086	$560,364	$558,251	$2,113
Income before provision for income taxes	$319,397	$313,311	$6,086	$549,547	$547,434	$2,113
Provision for income taxes	$77,059	$75,584	$1,475	$132,446	$131,934	$512
Net income	$242,338	$237,727	$4,611	$417,101	$415,500	$1,601

Consolidated Balance Sheet

	July 1, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change
ASSETS
Other current assets	$166,362	$201,405	$(35,043)
Deferred income taxes	$67,505	$69,353	$(1,848)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities	$572,440	$616,956	$(44,516)
Retained earnings	$1,906,015	$1,898,390	$7,625

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation - Retirement Benefits by requiring employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The guidance also limits the components that are eligible for capitalization in assets. The Company adopted ASU 2017-07 retrospectively on January 1, 2018. As a result, the non-service cost components of net periodic benefit cost have been presented in Other income (expense), net and the prior period has been recast to reflect the new presentation. The Company elected the practical expedient allowing the use of previously disclosed benefit components as the basis for the retrospective application. Net periodic benefit credit (cost) previously recorded in Motorcycles and Related Products cost of goods sold and Selling, administrative and engineering expense of $2.7 million and $(0.4) million, respectively, for the three months ended June 25, 2017, and $5.3 million and $(0.7) million, respectively, for the six months ended June 25, 2017, has been reclassified to Other income (expense), net.

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

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments and modifying overall presentation and disclosure requirements. The ASU was subsequently amended by ASU No. 2018-03 and ASU No. 2018-04. The Company adopted ASU 2016-01 on January 1, 2018 on a prospective basis. The adoption of ASU 2016-01 did not have a material impact on its financial statements.
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
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Early adoption is permitted. The Company is currently in the process of gathering and analyzing information necessary to quantify the impact of adopting ASU 2016-02 and evaluating the transition practical expedients it will apply upon adoption. The Company anticipates the adoption of ASU 2016-02 will result in an increase in assets and liabilities recognized on the balance sheet related to its lease arrangements.
In July 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company is required to adopt ASU 2016-13 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 on a modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2018. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. The Company is currently evaluating the impact of adoption of ASU 2016-13 but anticipates the adoption of ASU 2016-13 will result in an increase in the annual provision for credit losses and the related allowance for credit losses.

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

The following table includes revenue disaggregated by major source (in thousands):

	Three months ended	Six months ended
	July 1, 2018	July 1, 2018
Motorcycles and Related Products:
Motorcycles	$1,201,453	$2,323,126
Parts & Accessories	231,014	400,089
General Merchandise	68,653	125,254
Licensing	10,407	18,765
Other	13,594	21,834
Revenue from Motorcycles and Related Products	1,525,121	2,889,068
Financial Services:
Interest income	158,639	312,680
Securitization and servicing fee income	304	656
Other income	29,159	52,940
Revenue from Financial Services	188,102	366,276
Total revenue	$1,713,223	$3,255,344

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

The Company offers sales incentive programs to dealers and retail customers designed to promote the sale of motorcycles, parts and accessories, and general merchandise. The Company estimates its variable consideration related to motorcycles and related products sold under its sales incentive programs using the expected value method. Further, the Company accounts for consideration payable to a customer as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated.

The Company offers to its dealers the right to return eligible parts and accessories and general merchandise. When the Company offers a right to return, it estimates returns based on an analysis of historical trends and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue.

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales decreased revenue by an immaterial amount during the three and six months ended July 1, 2018.

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

Securitization and servicing fee income - Securitization and servicing fee income consists of revenue from servicing and ancillary fees associated with HDFS' off-balance sheet asset-backed securitization transaction. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion regarding asset-backed financing.

Other income - Other income consists primarily of insurance and licensing revenues. HDFS works with certain unaffiliated insurance companies to offer motorcycle insurance and protection products through most Harley-Davidson dealers in the U.S. and Canada. HDFS also works with third-party financial institutions that issue credit cards, or offer other financial products bearing the Harley-Davidson brand in the U.S and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 6 years. The Company is the primary obligor for certain other insurance related contracts and, as a result, revenue is recognized over the life of the contract as the Company fulfills its performance obligation.

Contract Liabilities

Deferred revenue relates to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of H.O.G. memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. On January 1, 2018, $23.4 million of deferred revenue was included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheet. $5.1 million and $9.1 million of this was recognized as revenue in the three and six months ended July 1, 2018, respectively. At July 1, 2018, the unearned revenue balance was $30.8 million. The Company expects to recognize approximately $10.8 million of the remaining unearned revenue in 2018, $9.8 million in 2019 and $10.2 million thereafter.

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
The Company expects to incur restructuring and other consolidation costs of $170 million to $200 million in the Motorcycles segment related to this plan through 2019, of which approximately 70% will be cash charges. This includes $135 million to $155 million of restructuring expense and $35 million to $45 million of costs related to temporary inefficiencies. The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation and other project implementation costs of $50 million to $60 million, $45 million to $50 million and $40 million to $45 million, respectively. Restructuring expense is recorded as a separate line item in the consolidated statement of income and the accrued restructuring liability is recorded in accrued liabilities in the consolidated balance sheet. The Company expects the plan to be completed by mid-2019. Changes in the accrued restructuring liability (in thousands) were as follows:

	Three months ended July 1, 2018
	Employee Termination Benefits	Accelerated Depreciation	Other	Total
Balance, beginning of period	$38,287	$—	$63	$38,350
Restructuring (benefit) expense	(1,186)	9,746	3,810	12,370
Utilized - cash	(133)	—	(3,793)	(3,926)
Utilized - non cash	—	(9,746)	—	(9,746)
Foreign currency changes	(210)	—	(3)	(213)
Balance, end of period	$36,758	$—	$77	$36,835

	Six months ended July 1, 2018
	Employee Termination Benefits	Accelerated Depreciation	Other	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	39,605	15,359	4,248	59,212
Utilized - cash	(2,433)	—	(4,167)	(6,600)
Utilized - non cash	—	(15,359)	—	(15,359)
Foreign currency changes	(414)	—	(4)	(418)
Balance, end of period	$36,758	$—	$77	$36,835
During the three months ended July 1, 2018, the Company adjusted its termination benefit liability to reflect updated assumptions resulting in a reversal of approximately $1.7 million of previously recognized restructuring expense.

During the three and six month periods ended July 1, 2018, the Company incurred $2.4 million and $3.1 million, respectively, of incremental cost of goods sold due to temporary inefficiencies resulting from implementing the manufacturing optimization plan.
5. Income Taxes
The Company’s 2018 effective income tax rate for the six months ended July 1, 2018 was 24.1% compared to 34.4% for the six months ended June 25, 2017. The Company's effective income tax rate was lower in 2018 due primarily to the impact of the 2017 Tax Cuts and Jobs Act (2017 Tax Act) that was enacted in December of 2017. The 2017 Tax Act included broad and complex changes to the U.S. tax code including a reduction of the corporate income tax rate from 35% to 21%, the move toward a territorial tax system and the elimination of the domestic manufacturing deduction. During the three months ended December 31, 2017, the Company recorded a $53.1 million tax expense to recognize the initial effects of the 2017 Tax Act relating primarily to the remeasurement of deferred tax assets. The Company has deemed its income tax estimates related to the 2017 Tax Act to be provisional under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). The Company believes future guidance, interpretations and pronouncements will add clarity to the numerous aspects of the 2017 Tax Act that may impact the Company which may result in revisions to the Company’s provisional estimates. There were no material changes to these provisional estimates during the six month period ended July 1, 2018.
6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Numerator:
Net income used in computing basic and diluted earnings per share	$242,338	$258,867	$417,101	$445,236
Denominator:
Denominator for basic earnings per share - weighted-average common shares	166,589	174,409	167,364	175,178
Effect of dilutive securities - employee stock compensation plan	615	915	825	992
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	167,204	175,324	168,189	176,170
Earnings per common share:
Basic	$1.45	$1.48	$2.49	$2.54
Diluted	$1.45	$1.48	$2.48	$2.53
Outstanding options to purchase 1.5 million and 0.6 million shares of common stock for the three months ended July 1, 2018 and June 25, 2017, respectively, and 1.3 million and 0.7 million shares of common stock for the six months ended July 1, 2018 and June 25, 2017, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six month periods ended July 1, 2018 and June 25, 2017.

7. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	July 1, 2018	December 31, 2017	June 25, 2017
Mutual funds	$49,537	$48,006	$44,156
Total marketable securities	$49,537	$48,006	$44,156
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
Inventories
Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	July 1, 2018	December 31, 2017	June 25, 2017
Raw materials and work in process	$154,921	$161,664	$117,199
Motorcycle finished goods	222,711	289,530	186,244
Parts and accessories and general merchandise	140,096	139,363	116,836
Inventory at lower of FIFO cost or net realizable value	517,728	590,557	420,279
Excess of FIFO over LIFO cost	(52,355)	(52,355)	(48,267)
Total inventories, net	$465,373	$538,202	$372,012

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	July 1, 2018	June 25, 2017
Cash flows from operating activities:
Net income	$417,101	$445,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	130,061	107,578
Amortization of deferred loan origination costs	39,396	40,771
Amortization of financing origination fees	4,133	4,079
Provision for long-term employee benefits	18,954	14,950
Employee benefit plan contributions and payments	(6,422)	(37,307)
Stock compensation expense	19,081	17,497
Net change in wholesale finance receivables related to sales	(171,195)	(271,927)
Provision for credit losses	48,932	69,806
Deferred income taxes	1,515	178
Other, net	20,894	(4,163)
Changes in current assets and liabilities:
Accounts receivable, net	(14,882)	(28,239)
Finance receivables - accrued interest and other	4,228	2,067
Inventories	63,957	138,942
Accounts payable and accrued liabilities	161,101	133,120
Derivative instruments	(136)	3,114
Other	(859)	(8,634)
Total adjustments	318,758	181,832
Net cash provided by operating activities	$735,859	$627,068
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
Finance receivables, net, consisted of the following (in thousands):

	July 1, 2018	December 31, 2017	June 25, 2017
Retail	$6,373,926	$6,140,600	$6,267,211
Wholesale	1,133,206	1,016,957	1,258,852
Total finance receivables	7,507,132	7,157,557	7,526,063
Allowance for credit losses	(193,930)	(192,471)	(193,528)
Finance receivables, net	$7,313,202	$6,965,086	$7,332,535
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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended July 1, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$182,150	$8,200	$190,350
Provision for credit losses	20,652	(1,772)	18,880
Charge-offs	(28,947)	—	(28,947)
Recoveries	13,647	—	13,647
Balance, end of period	$187,502	$6,428	$193,930

	Three months ended June 25, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$176,068	$7,962	$184,030
Provision for credit losses	26,550	(333)	26,217
Charge-offs	(30,374)	—	(30,374)
Recoveries	13,655	—	13,655
Balance, end of period	$185,899	$7,629	$193,528

	Six months ended July 1, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	48,721	211	48,932
Charge-offs	(74,028)	—	(74,028)
Recoveries	26,555	—	26,555
Balance, end of period	$187,502	$6,428	$193,930

	Six months ended June 25, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	68,710	1,096	69,806
Charge-offs	(76,298)	—	(76,298)
Recoveries	26,677	—	26,677
Balance, end of period	$185,899	$7,629	$193,528

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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	July 1, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$184	$184
Collectively evaluated for impairment	187,502	6,244	193,746
Total allowance for credit losses	$187,502	$6,428	$193,930
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$220	$220
Collectively evaluated for impairment	6,373,926	1,132,986	7,506,912
Total finance receivables	$6,373,926	$1,133,206	$7,507,132

	December 31, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	186,254	6,217	192,471
Total allowance for credit losses	$186,254	$6,217	$192,471
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,140,600	1,016,957	7,157,557
Total finance receivables	$6,140,600	$1,016,957	$7,157,557

	June 25, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	185,899	7,629	193,528
Total allowance for credit losses	$185,899	$7,629	$193,528
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,267,211	1,258,852	7,526,063
Total finance receivables	$6,267,211	$1,258,852	$7,526,063
Additional information related to the wholesale finance receivables that are individually deemed to be impaired under ASC Topic 310, “Receivables,” includes (in thousands):

	As of July 1, 2018			Three months ended July 1, 2018		Six months ended July 1, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—	$—	$—
Related allowance recorded	251	220	184	251	—	251	—
	$251	$220	$184	$251	$—	$251	$—

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of July 1, 2018, December 31, 2017 and June 25, 2017, all retail finance receivables were accounted for as interest-earning receivables, of which $22.4 million, $40.0 million and $25.1 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. The recorded investment of non-accrual status wholesale finance receivables at July 1, 2018 was $0.2 million. There were no wholesale receivables on non-accrual status at December 31, 2017 or June 25, 2017. At July 1, 2018, December 31, 2017 and June 25, 2017, $0.1 million, $0.1 million, and $1.1 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	July 1, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,198,906	$116,828	$35,763	$22,429	$175,020	$6,373,926
Wholesale	1,132,472	516	134	84	734	1,133,206
Total	$7,331,378	$117,344	$35,897	$22,513	$175,754	$7,507,132

	December 31, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,913,473	$139,629	$47,539	$39,959	$227,127	$6,140,600
Wholesale	1,016,000	595	245	117	957	1,016,957
Total	$6,929,473	$140,224	$47,784	$40,076	$228,084	$7,157,557

	June 25, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,086,592	$118,616	$36,914	$25,089	$180,619	$6,267,211
Wholesale	1,257,301	281	142	1,128	1,551	1,258,852
Total	$7,343,893	$118,897	$37,056	$26,217	$182,170	$7,526,063
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

The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	July 1, 2018	December 31, 2017	June 25, 2017
Prime	$5,193,641	$4,966,193	$5,034,187
Sub-prime	1,180,285	1,174,407	1,233,024
Total	$6,373,926	$6,140,600	$6,267,211
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	July 1, 2018	December 31, 2017	June 25, 2017
Doubtful	$251	$688	$5,203
Substandard	803	3,837	10,458
Special Mention	2,154	26,866	4,953
Medium Risk	37,045	9,917	8,115
Low Risk	1,092,953	975,649	1,230,123
Total	$1,133,206	$1,016,957	$1,258,852
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
The Company has periodically utilized treasury rate lock contracts to fix the interest rate on a portion of the principal related to the issuance of long-term debt. All such treasury rate lock contracts have since settled and the gain or loss at settlement was recorded in accumulated other comprehensive loss which is being reclassified into earnings over the life of the debt.
The Company has also periodically utilized interest rate swaps to reduce the impact of fluctuations in interest rates. The Company utilized an interest rate swap designated as a cash flow hedge of one of its medium-term note issuances to convert it from a floating rate basis to a fixed rate basis.
The following tables summarize the fair value of the Company’s derivative financial instruments (in thousands):

	July 1, 2018			December 31, 2017			June 25, 2017
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$591,901	$13,238	$—	$675,724	$1,388	$21,239	$544,601	$409	$4,622
Commodity contracts(c)	803	4	—	915	—	69	1,102	—	75
Interest rate swap - medium-term notes(c)	450,000	—	597	—	—	—	—	—	—
Total	$1,042,704	$13,242	$597	$676,639	$1,388	$21,308	$545,703	$409	$4,697

	July 1, 2018			December 31, 2017			June 25, 2017
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$4,421	$204	$28	$4,532	$381	$—	$4,336	$49	$168
Total	$4,421	$204	$28	$4,532	$381	$—	$4,336	$49	$168

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Six months ended
Cash Flow Hedges	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Foreign currency contracts	$32,635	$(11,851)	$26,745	$(23,648)
Commodity contracts	4	(80)	(12)	(186)
Treasury rate locks	41	(719)	41	(719)
Interest rate swap - medium-term notes	(886)	—	(886)	—
Total	$31,794	$(12,650)	$25,888	$(24,553)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Expected to be Reclassified
Cash Flow Hedges	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	Over the Next Twelve Months
Foreign currency contracts(a)	$956	$3,957	$(5,753)	$6,473	$15,895
Commodity contracts(a)	(12)	17	(85)	65	16
Treasury rate locks(b)	(125)	(99)	(251)	(189)	(492)
Interest rate swap - medium-term notes(b)	(289)	—	(289)	—	(939)
Total	$530	$3,875	$(6,378)	$6,349	$14,480

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense
For the three and six months ended July 1, 2018 and June 25, 2017, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Six months ended
Derivatives Not Designated As Hedges	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Commodity contracts(a)	$195	$(193)	$201	$(173)
Total	$195	$(193)	$201	$(173)

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

10. Debt
Debt with a contractual term of one year or less is generally classified as short-term debt and consisted of the following (in thousands):

	July 1, 2018	December 31, 2017	June 25, 2017
Unsecured commercial paper	$1,327,307	$1,273,482	$928,445
Total short-term debt	$1,327,307	$1,273,482	$928,445
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	July 1, 2018	December 31, 2017	June 25, 2017
Secured debt (Note 11)
Asset-backed Canadian commercial paper conduit facility	$166,638	$174,779	$138,739
Asset-backed U.S. commercial paper conduit facilities	300,000	279,457	279,833
Asset-backed securitization debt	169,632	353,085	522,095
Less: unamortized discount and debt issuance costs	(202)	(461)	(795)
Total secured debt	636,068	806,860	939,872

Unsecured notes (at par value)
1.55% Medium-term notes due in 2017, issued November 2014	—	—	400,000
6.80% Medium-term notes due in 2018, issued May 2008	—	877,488	877,488
2.25% Medium-term notes due in 2019, issued January 2016	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2019, issued March 2017(a)	150,000	150,000	150,000
2.40% Medium-term notes due in 2019, issued September 2014	600,000	600,000	600,000
2.15% Medium-term notes due in 2020, issued February 2015	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2020, issued May 2018(b)	450,000	—	—
2.40% Medium-term notes due in 2020, issued March 2017	350,000	350,000	350,000
2.85% Medium-term notes due in 2021, issued January 2016	600,000	600,000	600,000
3.55% Medium-term notes due in 2021, issued May 2018	350,000	—	—
2.55% Medium-term notes due in 2022, issued June 2017	400,000	400,000	400,000
3.35% Medium-term notes due in 2023, issued February 2018	350,000	—	—
3.50% Senior unsecured notes due in 2025, issued July 2015	450,000	450,000	450,000
4.625% Senior unsecured notes due in 2045, issued July 2015	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs	(22,259)	(19,821)	(23,452)
Gross long-term debt	5,813,809	5,714,527	6,243,908
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs	(945,463)	(1,127,269)	(1,565,558)
Total long-term debt	$4,868,346	$4,587,258	$4,678,350
(a)    Floating interest rate based on LIBOR plus 35 bps.

(b)
Floating interest rate based on LIBOR plus 50 bps. The Company utilized an interest rate swap designated as a cash flow hedge to convert this from a floating rate basis to a fixed rate basis. Refer to Note 9 of the Notes to the Consolidated Financial Statements for further details.

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

The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	July 1, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$229,201	$(6,943)	$21,912	$465	$244,635	$169,430
Asset-backed U.S. commercial paper conduit facilities	319,758	(9,710)	17,845	815	328,708	300,000
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	192,979	(3,405)	11,176	274	201,024	166,638
Total on-balance sheet assets and liabilities	$741,938	$(20,058)	$50,933	$1,554	$774,367	$636,068

	December 31, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$439,301	$(13,686)	$34,919	$1,260	$461,794	$352,624
Asset-backed U.S. commercial paper conduit facilities	300,530	(9,392)	13,787	888	305,813	279,457
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,691	(3,746)	9,983	470	210,398	174,779
Total on-balance sheet assets and liabilities	$943,522	$(26,824)	$58,689	$2,618	$978,005	$806,860

	June 25, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$599,754	$(18,291)	$47,980	$1,360	$630,803	$521,300
Asset-backed U.S. commercial paper conduit facilities	298,700	(9,132)	14,993	810	305,371	279,833
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	152,248	(2,911)	11,422	203	160,962	138,739
Total on-balance sheet assets and liabilities	$1,050,702	$(30,334)	$74,395	$2,373	$1,097,136	$939,872
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
There were no on-balance sheet asset-backed securitization transactions during the first half of 2018 or 2017.
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
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third-party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of July 1, 2018, the U.S. Conduit Facilities have an expiration date of December 12, 2018.

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
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$32,900	$29,300	$333,400	$300,000
Second quarter	59,100	53,300	28,200	24,000
	$92,000	$82,600	$361,600	$324,000

On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2018, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of July 1, 2018, the Canadian Conduit has an expiration date of June 28, 2019.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.

As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $34.4 million at July 1, 2018. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$7,600	$6,200	$6,300	$5,500
Second quarter	38,900	32,200	14,200	12,400
	$46,500	$38,400	$20,500	$17,900
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the first half of 2018 or 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At July 1, 2018, the assets of this off-balance sheet asset-backed securitization VIE were $109.6 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at July 1, 2018. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated Statement of Income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.7 million and $1.1 million during the first half of 2018 and 2017, respectively.

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	July 1, 2018	December 31, 2017	June 25, 2017
On-balance sheet retail motorcycle finance receivables	$6,227,634	$5,993,185	$6,121,372
Off-balance sheet retail motorcycle finance receivables	109,578	146,425	187,769
Total serviced retail motorcycle finance receivables	$6,337,212	$6,139,610	$6,309,141
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	July 1, 2018	December 31, 2017	June 25, 2017
On-balance sheet retail motorcycle finance receivables	$175,020	$227,127	$180,619
Off-balance sheet retail motorcycle finance receivables	1,591	2,106	1,659
Total serviced retail motorcycle finance receivables	$176,611	$229,233	$182,278
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
On-balance sheet retail motorcycle finance receivables	$15,300	$16,719	$47,473	$49,621
Off-balance sheet retail motorcycle finance receivables	137	152	498	566
Total serviced retail motorcycle finance receivables	$15,437	$16,871	$47,971	$50,187
12. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Forward contracts for foreign currency and commodities are valued using quoted forward rates and prices; interest rate swaps are valued using quoted interest rates and yield curves; investments in marketable securities and cash equivalents are valued using quoted prices.
Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	July 1, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$691,983	$446,454	$245,529	$—
Marketable securities	49,537	49,537	—	—
Derivatives	13,446	—	13,446	—
Total	$754,966	$495,991	$258,975	$—
Liabilities:
Derivatives	$625	$—	$625	$—

	December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$488,432	$358,500	$129,932	$—
Marketable securities	48,006	48,006	—	—
Derivatives	1,769	—	1,769	—
Total	$538,207	$406,506	$131,701	$—
Liabilities:
Derivatives	$21,308	$—	$21,308	$—

	June 25, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$625,485	$375,550	$249,935	$—
Marketable securities	44,156	44,156	—	—
Derivatives	458	—	458	—
Total	$670,099	$419,706	$250,393	$—
Liabilities:
Derivatives	$4,865	$—	$4,865	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $16.4 million, $19.6 million and $17.9 million at July 1, 2018, December 31, 2017 and June 25, 2017, respectively, for which the fair value adjustment was $2.8 million, $9.0 million and $2.7 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost
The carrying value of the Company's cash and cash equivalents and restricted cash approximates their fair values.
The following table summarizes the fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost (in thousands):

	July 1, 2018		December 31, 2017		June 25, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,375,644	$7,313,202	$7,021,549	$6,965,086	$7,401,974	$7,332,535
Liabilities:
Unsecured commercial paper	$1,327,307	$1,327,307	$1,273,482	$1,273,482	$928,445	$928,445
Asset-backed U.S. commercial paper conduit facilities	$300,000	$300,000	$279,457	$279,457	$279,833	$279,833
Asset-backed Canadian commercial paper conduit facility	$166,638	$166,638	$174,779	$174,779	$138,739	$138,739
Medium-term notes	$4,398,478	$4,435,449	$4,189,092	$4,165,706	$4,623,146	$4,562,403
Senior unsecured notes	$719,152	$742,292	$784,433	$741,961	$773,084	$741,633
Asset-backed securitization debt	$168,941	$169,430	$351,767	$352,624	$521,956	$521,300
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

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Balance, beginning of period	$95,075	$78,211	$94,202	$79,482
Warranties issued during the period	16,904	18,084	31,510	34,836
Settlements made during the period	(21,777)	(21,200)	(38,415)	(40,533)
Recalls and changes to pre-existing warranty liabilities	(259)	5,586	2,646	6,896
Balance, end of period	$89,943	$80,681	$89,943	$80,681
The liability for recall campaigns was $27.4 million, $35.3 million and $7.9 million as of July 1, 2018, December 31, 2017 and June 25, 2017, respectively.
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

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Pension and SERPA Benefits
Service cost	$8,063	$7,896	$16,218	$15,792
Interest cost	20,729	21,269	41,319	42,538
Expected return on plan assets	(36,926)	(35,345)	(73,817)	(70,690)
Amortization of unrecognized:
Prior service (credit) cost	(105)	254	(211)	508
Net loss	16,318	10,998	32,137	21,996
Curtailment loss	—	—	1,018	—
Net periodic benefit cost	$8,079	$5,072	$16,664	$10,144
Postretirement Healthcare Benefits
Service cost	$1,789	$1,875	$3,601	$3,750
Interest cost	2,886	3,412	5,783	6,824
Expected return on plan assets	(3,541)	(3,156)	(7,082)	(6,312)
Amortization of unrecognized:
Prior service credit	(460)	(543)	(920)	(1,086)
Net loss	454	815	908	1,630
Net periodic benefit cost	$1,128	$2,403	$2,290	$4,806
During the six months ended July 1, 2018, the qualified pension plan and certain postretirement healthcare plan assets and obligations were remeasured as a result of a curtailment of benefits related to the planned closure of the Company's motorcycle assembly plant in Kansas City, Missouri, discussed further in Note 4. As a result of the remeasurement, the Company recorded a benefit of $96.4 million before income taxes in other comprehensive income during the six months ended July 1, 2018.
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
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 and with the U.S. Environmental Protection Agency (EPA) in undertaking environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study (RI/FS).

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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the Consolidated Balance Sheets. While the work on the RI/FS is now complete, the final remedy has not yet been proposed or approved and given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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

16. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended July 1, 2018
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(14,937)	$—	$(16,489)	$(375,178)	$(406,604)
Other comprehensive (loss) income before reclassifications	(26,482)	—	31,794	—	5,312
Income tax expense	—	—	(7,476)	—	(7,476)
Net other comprehensive (loss) income before reclassifications	(26,482)	—	24,318	—	(2,164)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(956)	—	(956)
Realized (gains) losses - commodity contracts(a)	—	—	12	—	12
Realized (gains) losses - treasury rate locks(b)	—	—	125	—	125
Realized (gains) losses - interest rate swap(b)	—	—	289	—	289
Prior service credits(c)	—	—	—	(565)	(565)
Actuarial losses(c)	—	—	—	16,772	16,772
Total reclassifications before tax	—	—	(530)	16,207	15,677
Income tax benefit (expense)	—	—	132	(3,805)	(3,673)
Net reclassifications	—	—	(398)	12,402	12,004
Other comprehensive (loss) income	(26,482)	—	23,920	12,402	9,840
Balance, end of period	$(41,419)	$—	$7,431	$(362,776)	$(396,764)

	Three months ended June 25, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(52,575)	$(1,204)	$3,472	$(501,323)	$(551,630)
Other comprehensive income (loss) before reclassifications	9,447	1,912	(12,650)	—	(1,291)
Income tax benefit (expense)	190	(708)	4,678	—	4,160
Net other comprehensive income (loss) before reclassifications	9,637	1,204	(7,972)	—	2,869
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(3,957)	—	(3,957)
Realized (gains) losses - commodity contracts(a)	—	—	(17)	—	(17)
Realized (gains) losses - treasury rate locks(b)	—	—	99	—	99
Prior service credits(c)	—	—	—	(289)	(289)
Actuarial losses(c)	—	—	—	11,813	11,813
Total reclassifications before tax	—	—	(3,875)	11,524	7,649
Income tax benefit (expense)	—	—	1,435	(4,268)	(2,833)
Net reclassifications	—	—	(2,440)	7,256	4,816
Other comprehensive income (loss)	9,637	1,204	(10,412)	7,256	7,685
Balance, end of period	$(42,938)	$—	$(6,940)	$(494,067)	$(543,945)

	Six months ended July 1, 2018
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$—	$(17,254)	$(460,943)	$(500,049)
Other comprehensive (loss) income before reclassifications	(19,567)	—	25,888	96,374	102,695
Income tax expense	—	—	(6,089)	(22,629)	(28,718)
Net other comprehensive (loss) income before reclassifications	(19,567)	—	19,799	73,745	73,977
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	5,753	—	5,753
Realized (gains) losses - commodity contracts(a)	—	—	85	—	85
Realized (gains) losses - treasury rate locks(b)	—	—	251	—	251
Realized (gains) losses - interest rate swap(b)	—	—	289	—	289
Prior service credits(c)	—	—	—	(1,131)	(1,131)
Actuarial losses(c)	—	—	—	33,045	33,045
Total reclassifications before tax	—	—	6,378	31,914	38,292
Income tax expense	—	—	(1,492)	(7,492)	(8,984)
Net reclassifications	—	—	4,886	24,422	29,308
Other comprehensive (loss) income	(19,567)	—	24,685	98,167	103,285
Balance, end of period	$(41,419)	$—	$7,431	$(362,776)	$(396,764)

	Six months ended June 25, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss) before reclassifications	25,080	1,896	(24,553)	—	2,423
Income tax benefit (expense)	114	(702)	9,087	—	8,499
Net other comprehensive income (loss) before reclassifications	25,194	1,194	(15,466)	—	10,922
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(6,473)	—	(6,473)
Realized (gains) losses - commodity contracts(a)	—	—	(65)	—	(65)
Realized (gains) losses - treasury rate locks(b)	—	—	189	—	189
Prior service credits(c)	—	—	—	(578)	(578)
Actuarial losses(c)	—	—	—	23,626	23,626
Total reclassifications before tax	—	—	(6,349)	23,048	16,699
Income tax benefit (expense)	—	—	2,351	(8,536)	(6,185)
Net reclassifications	—	—	(3,998)	14,512	10,514
Other comprehensive income (loss)	25,194	1,194	(19,464)	14,512	21,436
Balance, end of period	$(42,938)	$—	$(6,940)	$(494,067)	$(543,945)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified to net income are included in interest expense.

(c)	Amounts reclassified are included in the computation of net periodic benefit cost. See Note 14 for information related to pension and postretirement benefit plans.
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

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Motorcycles net revenue	$1,525,121	$1,577,135	$2,889,068	$2,905,846
Gross profit	532,085	572,962	1,005,858	1,047,785
Selling, administrative and engineering expense	276,309	255,610	530,402	493,887
Restructuring expense	12,370	—	59,212	—
Operating income from Motorcycles	243,406	317,352	416,244	553,898
Financial Services revenue	188,102	188,034	366,276	361,255
Financial Services expense	107,561	106,099	222,156	226,684
Operating income from Financial Services	80,541	81,935	144,120	134,571
Operating income	$323,947	$399,287	$560,364	$688,469

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

	Three months ended July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,528,045	$—	$(2,924)	$1,525,121
Financial Services	—	188,788	(686)	188,102
Total revenue	1,528,045	188,788	(3,610)	1,713,223
Costs and expenses:
Motorcycles and Related Products cost of goods sold	993,036	—	—	993,036
Financial Services interest expense	—	51,943	—	51,943
Financial Services provision for credit losses	—	18,880	—	18,880
Selling, administrative and engineering expense	276,827	39,663	(3,443)	313,047
Restructuring expense	12,370	—	—	12,370
Total costs and expenses	1,282,233	110,486	(3,443)	1,389,276
Operating income	245,812	78,302	(167)	323,947
Other income (expense), net	645	—	—	645
Investment income	2,533	—	—	2,533
Interest expense	7,728	—	—	7,728
Income before provision for income taxes	241,262	78,302	(167)	319,397
Provision for income taxes	59,683	17,376	—	77,059
Net income	$181,579	$60,926	$(167)	$242,338

	Six months ended July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$2,894,291	$—	$(5,223)	$2,889,068
Financial Services	—	367,248	(972)	366,276
Total revenue	2,894,291	367,248	(6,195)	3,255,344
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,883,210	—	—	1,883,210
Financial Services interest expense	—	100,393	—	100,393
Financial Services provision for credit losses	—	48,932	—	48,932
Selling, administrative and engineering expense	531,228	78,054	(6,049)	603,233
Restructuring expense	59,212	—	—	59,212
Total costs and expenses	2,473,650	227,379	(6,049)	2,694,980
Operating income	420,641	139,869	(146)	560,364
Other income (expense), net	865	—	—	865
Investment income	113,736	—	(110,000)	3,736
Interest expense	15,418	—	—	15,418
Income before provision for income taxes	519,824	139,869	(110,146)	549,547
Provision for income taxes	99,916	32,530	—	132,446
Net income	$419,908	$107,339	$(110,146)	$417,101

	Three months ended June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,580,109	$—	$(2,974)	$1,577,135
Financial Services	—	188,712	(678)	188,034
Total revenue	1,580,109	188,712	(3,652)	1,765,169
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,004,173	—	—	1,004,173
Financial Services interest expense	—	44,408	—	44,408
Financial Services provision for credit losses	—	26,217	—	26,217
Selling, administrative and engineering expense	256,147	38,448	(3,511)	291,084
Total costs and expenses	1,260,320	109,073	(3,511)	1,365,882
Operating income	319,789	79,639	(141)	399,287
Other income (expense), net	2,295	—	—	2,295
Investment income	577	—	—	577
Interest expense	7,726	—	—	7,726
Income before provision for income taxes	314,935	79,639	(141)	394,433
Provision for income taxes	106,035	29,531	—	135,566
Net income	$208,900	$50,108	$(141)	$258,867

	Six months ended June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$2,910,727	$—	$(4,881)	$2,905,846
Financial Services	—	362,269	(1,014)	361,255
Total revenue	2,910,727	362,269	(5,895)	3,267,101
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,858,061	—	—	1,858,061
Financial Services interest expense	—	87,697	—	87,697
Financial Services provision for credit losses	—	69,806	—	69,806
Selling, administrative and engineering expense	494,777	74,062	(5,771)	563,068
Total costs and expenses	2,352,838	231,565	(5,771)	2,578,632
Operating income	557,889	130,704	(124)	688,469
Other income (expense), net	4,591	—	—	4,591
Investment income	107,456	—	(106,000)	1,456
Interest expense	15,399	—	—	15,399
Income before provision for income taxes	654,537	130,704	(106,124)	679,117
Provision for income taxes	185,192	48,689	—	233,881
Net income	$469,345	$82,015	$(106,124)	$445,236

	July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$627,783	$350,966	$—	$978,749
Accounts receivable, net	669,266	—	(333,672)	335,594
Finance receivables, net	—	2,252,956	—	2,252,956
Inventories	465,373	—	—	465,373
Restricted cash	—	44,386	—	44,386
Other current assets	124,521	41,841	—	166,362
Total current assets	1,886,943	2,690,149	(333,672)	4,243,420
Finance receivables, net	—	5,060,246	—	5,060,246
Property, plant and equipment, net	854,681	49,432	—	904,113
Prepaid pension costs	131,497	—	—	131,497
Goodwill	55,451	—	—	55,451
Deferred income taxes	27,043	41,696	(1,234)	67,505
Other long-term assets	151,691	19,999	(87,900)	83,790
	$3,107,306	$7,861,522	$(422,806)	$10,546,022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262,562	$358,324	$(333,672)	$287,214
Accrued liabilities	481,402	90,416	622	572,440
Short-term debt	—	1,327,307	—	1,327,307
Current portion of long-term debt, net	—	945,463	—	945,463
Total current liabilities	743,964	2,721,510	(333,050)	3,132,424
Long-term debt, net	742,292	4,126,054	—	4,868,346
Pension liability	55,819	—	—	55,819
Postretirement healthcare liability	113,464	—	—	113,464
Other long-term liabilities	174,412	36,997	3,034	214,443
Commitments and contingencies (Note 15)
Shareholders’ equity	1,277,355	976,961	(92,790)	2,161,526
	$3,107,306	$7,861,522	$(422,806)	$10,546,022

	December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$338,186	$349,335	$—	$687,521
Accounts receivable, net	483,709	—	(153,723)	329,986
Finance receivables, net	—	2,105,662	—	2,105,662
Inventories	538,202	—	—	538,202
Restricted cash	—	47,518	—	47,518
Other current assets	132,999	48,521	(5,667)	175,853
Total current assets	1,493,096	2,551,036	(159,390)	3,884,742
Finance receivables, net	—	4,859,424	—	4,859,424
Property, plant and equipment, net	922,280	45,501	—	967,781
Prepaid pension costs	19,816	—	—	19,816
Goodwill	55,947	—	—	55,947
Deferred income taxes	66,877	43,515	(1,319)	109,073
Other long-term assets	138,344	23,593	(86,048)	75,889
	$2,696,360	$7,523,069	$(246,757)	$9,972,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,263	$167,057	$(153,723)	$227,597
Accrued liabilities	444,028	90,942	(5,148)	529,822
Short-term debt	—	1,273,482	—	1,273,482
Current portion of long-term debt, net	—	1,127,269	—	1,127,269
Total current liabilities	658,291	2,658,750	(158,871)	3,158,170
Long-term debt, net	741,961	3,845,297	—	4,587,258
Pension liability	54,606	—	—	54,606
Postretirement healthcare liability	118,753	—	—	118,753
Other long-term liabilities	171,200	35,503	2,905	209,608
Commitments and contingencies (Note 15)
Shareholders’ equity	951,549	983,519	(90,791)	1,844,277
	$2,696,360	$7,523,069	$(246,757)	$9,972,672

	June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$586,892	$401,584	$—	$988,476
Accounts receivable, net	709,343	—	(378,410)	330,933
Finance receivables, net	—	2,338,533	—	2,338,533
Inventories	372,012	—	—	372,012
Restricted cash	—	63,225	—	63,225
Other current assets	108,162	43,261	—	151,423
Total current assets	1,776,409	2,846,603	(378,410)	4,244,602
Finance receivables, net	—	4,994,002	—	4,994,002
Property, plant and equipment, net	905,244	41,082	—	946,326
Goodwill	54,630	—	—	54,630
Deferred income taxes	100,949	71,108	(1,699)	170,358
Other long-term assets	139,742	22,740	(84,629)	77,853
	$2,976,974	$7,975,535	$(464,738)	$10,487,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,372	$407,384	$(378,410)	$327,346
Accrued liabilities	441,102	92,217	93	533,412
Short-term debt	—	928,445	—	928,445
Current portion of long-term debt, net	—	1,565,558	—	1,565,558
Total current liabilities	739,474	2,993,604	(378,317)	3,354,761
Long-term debt, net	741,633	3,936,717	—	4,678,350
Pension liability	51,797	—	—	51,797
Postretirement healthcare liability	166,023	—	—	166,023
Other long-term liabilities	155,086	32,714	2,873	190,673
Commitments and contingencies (Note 15)
Shareholders’ equity	1,122,961	1,012,500	(89,294)	2,046,167
	$2,976,974	$7,975,535	$(464,738)	$10,487,771

	Six months ended July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$419,908	$107,339	$(110,146)	$417,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	127,935	2,126	—	130,061
Amortization of deferred loan origination costs	—	39,396	—	39,396
Amortization of financing origination fees	331	3,802	—	4,133
Provision for long-term employee benefits	18,954	—	—	18,954
Employee benefit plan contributions and payments	(6,422)	—	—	(6,422)
Stock compensation expense	17,229	1,852	—	19,081
Net change in wholesale finance receivables related to sales	—	—	(171,195)	(171,195)
Provision for credit losses	—	48,932	—	48,932
Deferred income taxes	(443)	2,043	(85)	1,515
Other, net	20,993	(245)	146	20,894
Changes in current assets and liabilities:
Accounts receivable, net	(194,831)	—	179,949	(14,882)
Finance receivables - accrued interest and other	—	4,228	—	4,228
Inventories	63,957	—	—	63,957
Accounts payable and accrued liabilities	137,644	192,410	(168,953)	161,101
Derivative instruments	(205)	69	—	(136)
Other	2,924	1,884	(5,667)	(859)
Total adjustments	188,066	296,497	(165,805)	318,758
Net cash provided by operating activities	607,974	403,836	(275,951)	735,859

	Six months ended July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(63,236)	(6,057)	—	(69,293)
Origination of finance receivables	—	(4,046,125)	2,046,339	(1,999,786)
Collections on finance receivables	—	3,593,272	(1,880,388)	1,712,884
Other	(11,758)	—	—	(11,758)
Net cash used by investing activities	(74,994)	(458,910)	165,951	(367,953)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,144,018	—	1,144,018
Repayments of medium-term notes	—	(877,488)	—	(877,488)
Repayments of securitization debt	—	(183,453)	—	(183,453)
Borrowings of asset-backed commercial paper	—	120,903	—	120,903
Repayments of asset-backed commercial paper	—	(100,660)	—	(100,660)
Net increase in credit facilities and unsecured commercial paper	—	56,280	—	56,280
Dividends paid	(124,680)	(110,000)	110,000	(124,680)
Purchase of common stock for treasury	(111,227)	—	—	(111,227)
Issuance of common stock under employee stock option plans	1,965	—	—	1,965
Net cash (used) provided by financing activities	(233,942)	49,600	110,000	(74,342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,441)	(650)	—	(10,091)
Net increase (decrease) in cash, cash equivalents and restricted cash	$289,597	$(6,124)	$—	$283,473
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$338,186	$408,024	$—	$746,210
Net increase (decrease) in cash, cash equivalents and restricted cash	289,597	(6,124)	—	283,473
Cash, cash equivalents and restricted cash—end of period	$627,783	$401,900	$—	$1,029,683

	Six months ended June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$469,345	$82,015	$(106,124)	$445,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	104,157	3,421	—	107,578
Amortization of deferred loan origination costs	—	40,771	—	40,771
Amortization of financing origination fees	327	3,752	—	4,079
Provision for long-term employee benefits	14,950	—	—	14,950
Employee benefit plan contributions and payments	(37,307)	—	—	(37,307)
Stock compensation expense	15,995	1,502	—	17,497
Net change in wholesale finance receivables related to sales	—	—	(271,927)	(271,927)
Provision for credit losses	—	69,806	—	69,806
Deferred income taxes	4,975	(4,586)	(211)	178
Other, net	(6,422)	2,134	125	(4,163)
Changes in current assets and liabilities:
Accounts receivable, net	(241,569)	—	213,330	(28,239)
Finance receivables - accrued interest and other	—	2,067	—	2,067
Inventories	138,942	—	—	138,942
Accounts payable and accrued liabilities	112,916	228,247	(208,043)	133,120
Derivative instruments	3,106	8	—	3,114
Other	(8,683)	98	(49)	(8,634)
Total adjustments	101,387	347,220	(266,775)	181,832
Net cash provided by operating activities	570,732	429,235	(372,899)	627,068

	Six months ended June 25, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(64,273)	(5,543)	—	(69,816)
Origination of finance receivables	—	(4,205,868)	2,228,029	(1,977,839)
Collections on finance receivables	—	3,608,929	(1,961,130)	1,647,799
Other	7,031	—	—	7,031
Net cash used by investing activities	(57,242)	(602,482)	266,899	(392,825)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	893,668	—	893,668
Repayments of medium-term notes	—	(400,000)	—	(400,000)
Repayments of securitization debt	—	(275,659)	—	(275,659)
Borrowings of asset-backed commercial paper	—	341,625	—	341,625
Repayments of asset-backed commercial paper	—	(77,732)	—	(77,732)
Net decrease in credit facilities and unsecured commercial paper	—	(128,787)	—	(128,787)
Dividends paid	(128,452)	(106,000)	106,000	(128,452)
Purchase of common stock for treasury	(243,055)	—	—	(243,055)
Issuance of common stock under employee stock option plans	7,432	—	—	7,432
Net cash (used) provided by financing activities	(364,075)	247,115	106,000	(10,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,937	520	—	12,457
Net increase in cash, cash equivalents and restricted cash	$161,352	$74,388	$—	$235,740
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$425,540	$401,591	$—	$827,131
Net increase in cash, cash equivalents and restricted cash	161,352	74,388	—	235,740
Cash, cash equivalents and restricted cash—end of period	$586,892	$475,979	$—	$1,062,871

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section are only made as of July 24, 2018, the forward-looking statements included in the Strategy Update section are only made as of July 30, 2018, and the remaining forward-looking statements in this report are made as of the date of the filing of this report (August 9, 2018), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income was $242.3 million, or $1.45 per diluted share, for the second quarter of 2018 compared to $258.9 million, or $1.48 per diluted share, in the second quarter of 2017. Operating income from the Motorcycles segment decreased $73.9 million or 23.3% compared to last year’s second quarter primarily due to lower shipments, restructuring expenses and higher selling, administrative and engineering expenses. Operating income from the Financial Services segment in the second quarter of 2018 was $80.5 million, down 1.7% compared to the year-ago quarter primarily due to higher borrowing costs that were mostly offset by a lower provision for credit losses.

Worldwide retail sales of new Harley-Davidson motorcycles in the second quarter of 2018 were down 3.6% compared to the second quarter of 2017. In the U.S., retail sales were down 6.4% and the U.S. industry declined 6.3% for the same period. As the Company expected, U.S. retail sales of new Harley-Davidson motorcycles continued to be adversely impacted by very weak U.S. industry sales. However, the rates of decline in the 2018 second quarter retail sales reflected an improvement from the rates of decline in the first quarter of 2018 when year-over-year retail sales of Harley-Davidson motorcycles were down 12.0% and the U.S. industry was down 11.1%. Retail sales in international markets were up 0.7% in the second quarter of 2018 compared to the prior year second quarter. In international markets, retail sales grew behind strong performance in Europe and Latin America.

Outlook(1)
On July 24, 2018, the Company provided the following information concerning its expectations for the Company for 2018:

The Company continues to expect to ship 231,000 to 236,000 motorcycles to dealers worldwide in 2018, which is down approximately 2% to 4% from 2017. The Company expects that 2018 full year U.S. dealer retail sales will be down compared to 2017 while international retail sales are expected to grow compared to the prior year. The Company expects 2018 year-end U.S. retail inventory to be flat to 2017 and retail inventory in international markets to be flat to up as it continues to add new dealers.

Previously the Company expected operating margin as a percent of revenue for the Motorcycles segment to be approximately 9.5% to 10.5% for the full year 2018 which was down approximately 2 to 3 percentage points compared to 2017, primarily driven by manufacturing optimization costs of $120 million to $140 million in 2018. Refer to "Manufacturing Optimization Costs and Savings" below for further information regarding the Company’s manufacturing optimization plan.

As a result of the recently enacted tariffs, the Company expects to incur approximately $45 million to $55 million of increased cost in 2018. This includes incremental costs of approximately $15 million to $20 million related to U.S. tariffs on imported steel and aluminum and approximately $30 million to $35 million for European Union tariffs imposed on the Company’s products.

The Company expects to offset a significant portion of these incremental tariff costs through disciplined business management. However, given the magnitude of these unplanned costs, the Company adjusted its full-year 2018 operating margin guidance. Under the adjusted guidance, the Company expects operating margin as a percent of revenue for the Motorcycles segment to be approximately 9% to 10% for the full year 2018.

The Company also expects gross margin percent for the Motorcycles segment to be down for the full year 2018 compared to 2017. Gross margin as a percent of revenue in 2018 is expected to benefit from pricing on model-year 2018 and 2019 motorcycles, favorable foreign currency exchange rates and positive mix. However, the Company expects these positive impacts to be more than offset by the impacts of increased manufacturing expense and tariffs. Manufacturing expense is expected to be higher than in 2017 due to $20 million to $25 million of temporary inefficiencies related to the manufacturing optimization plan and higher depreciation.

The Company continues to expect selling, administrative and engineering expense to be higher in 2018 compared to 2017, but largely flat to 2017 when expressed as a percent of revenue. The Company expects selling, administrative and engineering expense to be up behind increased investments in marketing and product development as the Company works to grow ridership globally.

Given strong first half 2018 results for the Financial Services segment, the Company now expects operating income from Financial Services to be flat to up slightly in 2018 as compared to 2017. The Company had previously expected 2018 operating income from Financial Services to be flat to down modestly compared to 2017.

As described in Note 2 of the Notes to Consolidated Financial Statements, the Company adopted ASU 2017-07 in 2018 which requires the Company to record the non-service cost components of net periodic retirement plan costs in non-operating income and to recast prior periods to reflect the new classification. The Company expects 2018 full year non-operating income related to net periodic retirement plan costs of approximately $2 million in 2018 compared to $9.2 million in 2017. The reduction is due to an increase in the amortization of actuarial losses following the 2018 first quarter remeasurement of the assets and obligations of the Company's qualified pension plan. The remeasurement was required as a result of the curtailment of qualified pension plan benefits associated with the manufacturing optimization plan.
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
In the third quarter of 2018, the Company expects to ship approximately 45,500 to 50,500 motorcycles, compared to 41,662 units shipped in the third quarter of 2017. Given actual 2018 first half shipments and the Company's expectations for 2018 full year shipments, the Company expects shipments in the second half of 2018 to be up approximately 6% to 12% over 2017. The Company believes this shipment cadence will result in appropriate U.S retail inventories through the primary 2018 selling season and a reduced level of model year carry-over inventory compared to the prior year. The Company also expects that this timing of 2018 shipments will result in flat year-end retail inventory in the U.S. in support of the Company's disciplined supply strategy which it believes is delivering the intended results. Finally, the Company expects this shipment cadence will also impact the timing of operating margin in each of the remaining quarters of 2018.
Finally, the Company expects to incur approximately $25 million in manufacturing optimization costs, including $18 million in restructuring expense and $7 million in temporary inefficiencies in the third quarter of 2018.

Manufacturing Optimization Plan Costs and Savings(1)

In January 2018, the Company commenced a significant, multi-year manufacturing optimization plan anchored by the consolidation of its final assembly plant in Kansas City, Missouri into its plant in York, Pennsylvania. As the operations are consolidated, the Company expects approximately 800 jobs will be eliminated with the closure of Kansas City operations and approximately 450 jobs will be added in York by 2019. As part of this manufacturing optimization plan, the Company will also close its wheel operations in Adelaide, Australia resulting in the elimination of approximately 90 jobs. The following table summarizes the expected costs and savings associated with the manufacturing optimization plan as of July 24, 2018.

(in millions)	2018	2019	2020	Total

Cost related to temporary inefficiencies	$ 20 - $ 25	$15 - $20	n/a	$ 35 - $ 45
Restructuring expenses	$100 - $115	$35 - $40	n/a	$135 - $155
	$120 - $140	$50 - $60		$170 - $200
% cash	70%	75%		70%
	2018	2019	2020	Annual Ongoing
Annual cash savings	-	$25 - $30	$45 - $50	$65 - $75

The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation and other project implementation costs of $50 to $60 million, $45 to $50 million and $40 to $45 million, respectively. The timing of cash payments for restructuring costs may not occur in the same fiscal period that the Company records the expense.

During the first half of 2018, the Company recorded restructuring expenses totaling $59.2 million and costs related to temporary inefficiencies of $3.1 million. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information concerning restructuring expenses. The Company expects total capital expenditures of $75 million associated with the manufacturing optimization plan through 2019, including $50 million in 2018.

Strategy Update(1)

On July 30, 2018 the Company disclosed its “More Roads to Harley-Davidson” growth plan to accelerate the Company's strategy to build the next generation of riders globally. The More Roads to Harley-Davidson plan through 2022 includes:

•	New Products - keep current riders engaged and inspire new riders by extending heavyweight leadership and unlocking new markets and segments

•	Broader Access - meet customers where they are and how they want to engage with a multi-channel retail experience

•	Stronger Dealers - drive a performance framework to improve dealer financial strength and the Harley-Davidson customer experience

The Company has filed its press release announcing its accelerated strategy as an exhibit to its Current Report on Form 8-K filed on July 30, 2018. The press release includes additional information concerning the Company's plan for new products, broader access and stronger dealers.

The accelerated strategy will require significant investment which the Company plans to fund entirely through comprehensive cost reduction and reallocation of previously planned investments and resources. The plan includes cumulative operating costs and expenses of $450 million to $550 million and cumulative capital expenditures of $225 million to $275 million beginning in 2018 through 2022.

The Company expects its total annual capital expenditures to be in the range of $200 million to $250 million in 2019 through 2022.

In total, the Company’s financial objectives for the More Roads to Harley-Davidson plan are to generate annual incremental revenue and earnings for the Motorcycles and Related Products segment by 2022, as compared to 2017, including $1 billion to $1.5 billion of revenue, $200 million to $250 million of operating income and 0.75 to 1.25 percentage points of operating margin percent.
Results of Operations for the Three Months Ended July 1, 2018
Compared to the Three Months Ended June 25, 2017
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	July 1, 2018	June 25, 2017	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$243,406	$317,352	$(73,946)	(23.3)%
Operating income from Financial Services	80,541	81,935	(1,394)	(1.7)
Operating income	323,947	399,287	(75,340)	(18.9)
Other income (expense), net	645	2,295	(1,650)	(71.9)
Investment income	2,533	577	1,956	339.0
Interest expense	7,728	7,726	2	—
Income before provision for income taxes	319,397	394,433	(75,036)	(19.0)
Provision for income taxes	77,059	135,566	(58,507)	(43.2)
Net income	$242,338	$258,867	$(16,529)	(6.4)%
Diluted earnings per share	$1.45	$1.48	$(0.03)	(2.0)%
Consolidated operating income was down $75.3 million in the second quarter of 2018, or 18.9%, compared to the same period last year. Operating income from the Motorcycles segment declined $73.9 million, or 23.3%, compared to the second quarter of 2017, and operating income from the Financial Services segment decreased $1.4 million, or 1.7%, compared to the second quarter of 2017. Please refer to the “Motorcycles & Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Other income in the second quarter was adversely impacted by higher amortization of actuarial losses following a 2018 first quarter remeasurement of the assets and obligations of the qualified pension plan.

The effective income tax rate for the second quarter of 2018 was 24.1% compared to 34.4% for the second quarter of 2017. The lower effective income tax rate was primarily due to the impact of the 2017 Tax Act enacted in December 2017. The 2017 Tax Act reduced the federal corporate income tax rate beginning in 2018 from 35% to 21%.
Diluted earnings per share were $1.45 in the second quarter of 2018, down 2.0% from the same period in the prior year. Diluted earnings per share were adversely impacted by the 6.4% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 175.3 million in the second quarter of 2017 to 167.2 million in the second quarter of 2018, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	June 30, 2018	June 30, 2017	(Decrease) Increase	% Change
United States	46,490	49,668	(3,178)	(6.4)%

Europe(b)	16,012	15,357	655	4.3
EMEA - Other	1,832	1,873	(41)	(2.2)
Total EMEA	17,844	17,230	614	3.6

Asia Pacific(c)	5,096	5,749	(653)	(11.4)
Asia Pacific - Other	2,622	2,559	63	2.5
Total Asia Pacific	7,718	8,308	(590)	(7.1)

Latin America	2,569	2,355	214	9.1
Canada	3,807	3,827	(20)	(0.5)
Total International Retail Sales	31,938	31,720	218	0.7
Total Worldwide Retail Sales	78,428	81,388	(2,960)	(3.6)%

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

Retail sales of new Harley-Davidson motorcycles in the U.S. were down 6.4% in the second quarter of 2018, which was in line with the Company's expectations. During the second quarter of 2018, U.S. retail sales started off very weak behind unseasonable weather in April. In May and June retail sales rebounded and were down less than in April, partially aided by increased promotional support by the Company. Overall, U.S. retail sales of new Harley-Davidson motorcycles were adversely impacted by the continued weak U.S. industry, which was down 6.3% in the second quarter compared to the second quarter of 2017. The Company believes that industry sales of new motorcycles continued to be adversely impacted by soft used motorcycle prices. Retail sales of used Harley-Davidson motorcycles in the U.S. through May 2018 continued to outperform sales of new motorcycles despite increased used motorcycle prices for the fourth straight quarter in dealerships. The Company believes used sales are an important indicator of overall demand for the Company's motorcycles.
In addition, wholesale prices of used Harley-Davidson motorcycles at auction during the second quarter of 2018 were in line with year-ago levels, and third-party pricing services continued to publish higher retail values year-over-year for used Harley-Davidson motorcycles. Stronger used bike prices reinforce the Company's disciplined focus on driving premium value for its riders, dealers and the brand.

The Company's U.S. market share of new 601+cc motorcycles for the second quarter of 2018 was 48.4% compared to 48.5% in the same period last year (Source: Motorcycle Industry Council) despite a highly competitive marketplace.
International retail sales of new Harley-Davidson motorcycles were up slightly in the second quarter of 2018 driven by growth in emerging markets including China, Brazil and Mexico, partially offset by declines in India.
In developed international markets, 2018 second quarter retail sales were largely flat to prior year; with 4.3% growth in western Europe, offset by continued weakness in Japan and Australia. Europe retail sales were driven by strong demand for the Company's new Softail motorcycles. Retail sales in Japan and Australia continued to be weak in the second quarter behind contracting industry sales and competitive new product introductions in segments outside of Touring and Cruising.
The Company continued to expand its international dealer network, opening 12 new dealers during the second quarter of 2018.

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	July 1, 2018		June 25, 2017		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	43,047	59.3%	52,966	64.7%	(9,919)	(18.7)%
International	29,546	40.7%	28,841	35.3%	705	2.4
Harley-Davidson motorcycle units	72,593	100.0%	81,807	100.0%	(9,214)	(11.3)%
Touring motorcycle units	31,064	42.8%	36,650	44.8%	(5,586)	(15.2)%
Cruiser motorcycle units	24,348	33.5%	25,247	30.9%	(899)	(3.6)
Sportster® / Street motorcycle units	17,181	23.7%	19,910	24.3%	(2,729)	(13.7)
Harley-Davidson motorcycle units	72,593	100.0%	81,807	100.0%	(9,214)	(11.3)%
 The Company shipped 72,593 Harley-Davidson motorcycles worldwide during the second quarter of 2018, which was 11.3% lower than the second quarter of 2017 and in line with the Company's expectations. Shipments of Cruiser motorcycles as a percent of total shipments were higher compared to last year’s second quarter reflecting strong global demand for the Company's new Softail motorcycles.
At the end of the second quarter of 2018, U.S. dealer retail inventory of new motorcycles was down approximately 14,100 motorcycles compared to the end of the prior year quarter. The Company believes its discipline to reduce supply and improve model-year mix in the U.S. retail channel has delivered the intended results.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	July 1, 2018	June 25, 2017	(Decrease) Increase	% Change
Revenue(a):
Motorcycles	$1,201,453	$1,252,162	$(50,709)	(4.0)%
Parts & Accessories	231,014	236,516	(5,502)	(2.3)
General Merchandise	68,653	63,017	5,636	8.9
Licensing	10,407	10,058	349	3.5
Other	13,594	15,382	(1,788)	(11.6)
Total revenue	1,525,121	1,577,135	(52,014)	(3.3)
Cost of goods sold	993,036	1,004,173	(11,137)	(1.1)
Gross profit	532,085	572,962	(40,877)	(7.1)
Operating expenses:
Selling & administrative expense	224,310	210,336	13,974	6.6
Engineering expense	51,999	45,274	6,725	14.9
Restructuring expense	12,370	—	12,370	—
Operating expense	288,679	255,610	33,069	12.9
Operating income from Motorcycles	$243,406	$317,352	$(73,946)	(23.3)%

(a)
In connection with the adoption of ASU 2014-09, the Company has changed its presentation of disaggregated Motorcycles segment revenue and the prior period has been recast to reflect the new presentation.

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2017 to the second quarter of 2018 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 25, 2017	$1,577.1	$1,004.1	$573.0
Volume	(161.9)	(100.4)	(61.5)
Price, net of related cost	35.0	23.1	11.9
Foreign currency exchange rates and hedging	22.8	22.6	0.2
Shipment mix	52.1	25.6	26.5
Raw material prices	—	5.2	(5.2)
Manufacturing and other costs	—	12.8	(12.8)
Total	(52.0)	(11.1)	(40.9)
Three months ended July 1, 2018	$1,525.1	$993.0	$532.1
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2017 to the second quarter of 2018:

•
The decrease in volume was due to lower wholesale motorcycle shipments and decreased P&A sales partially offset by higher general merchandise sales. General merchandise revenue continued to benefit from the sale of new product lines introduced to dealers in August 2017, including the 115th anniversary collection.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.

•
Revenue was positively impacted by stronger weighted-average foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The favorable revenue impact was offset by higher costs associated with the remeasurement of foreign-denominated balance sheet accounts as compared to the prior year quarter.

•	Shipment mix changes resulted in a positive impact on gross profit resulting primarily from favorable changes in the mix of motorcycle models within families.

•	Raw material prices were higher primarily due to increased steel and aluminum costs.

•
Manufacturing costs were negatively impacted by lower fixed cost absorption due to lower production, higher depreciation and temporary inefficiencies associated with the manufacturing optimization plan.

The increase in operating expenses during the second quarter of 2018 was due to higher selling, administrative and engineering expenses on increased investments in marketing and product development and a $12.4 million restructuring expense related to the Company's manufacturing optimization plan.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	July 1, 2018	June 25, 2017	Increase (Decrease)	% Change
Interest income	$158,639	$157,429	$1,210	0.8%
Other income	29,159	30,094	(935)	(3.1)
Securitization and servicing fee income	304	511	(207)	(40.5)
Financial Services revenue	188,102	188,034	68	—
Interest expense	51,943	44,408	7,535	17.0
Provision for credit losses	18,880	26,217	(7,337)	(28.0)
Operating expenses	36,738	35,474	1,264	3.6
Financial Services expense	107,561	106,099	1,462	1.4
Operating income from Financial Services	$80,541	$81,935	$(1,394)	(1.7)%
Interest income was favorable in the second quarter of 2018 primarily due to higher average retail receivables, partially offset by lower average wholesale receivables. Other income was unfavorable primarily due to lower licensing revenue and insurance commission revenue, partially offset by higher investment income.
Interest expense increased due to higher cost of funds and higher average outstanding debt.
The provision for credit losses decreased $7.3 million compared to the second quarter of 2017. The retail motorcycle provision decreased $5.9 million primarily driven by lower credit losses and a decrease in the retail reserve rate as compared to an increase in the reserve rate during the second quarter of 2017. The wholesale provision decreased $1.4 million as a result of a decrease in the wholesale reserve rates in the second quarter of 2018 compared to a slight increase during the second quarter of 2017.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	July 1, 2018	June 25, 2017
Balance, beginning of period	$190,350	$184,030
Provision for credit losses	18,880	26,217
Charge-offs, net of recoveries	(15,300)	(16,719)
Balance, end of period	$193,930	$193,528

Results of Operations for the Six Months Ended July 1, 2018
Compared to the Six Months Ended June 25, 2017
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	July 1, 2018	June 25, 2017	(Decrease) Increase	% Change
Operating income from Motorcycles & Related Products	$416,244	$553,898	$(137,654)	(24.9)%
Operating income from Financial Services	144,120	134,571	9,549	7.1
Operating income	560,364	688,469	(128,105)	(18.6)
Other income (expense), net	865	4,591	(3,726)	(81.2)
Investment income	3,736	1,456	2,280	156.6
Interest expense	15,418	15,399	19	0.1
Income before provision for income taxes	549,547	679,117	(129,570)	(19.1)
Provision for income taxes	132,446	233,881	(101,435)	(43.4)
Net income	$417,101	$445,236	$(28,135)	(6.3)%
Diluted earnings per share	$2.48	$2.53	$(0.05)	(2.0)%
Consolidated operating income was down 18.6% in the first half of 2018 due to a decrease in operating income from the Motorcycles segment of $137.7 million, or 24.9%, compared to the first half of 2017. Operating income from the Financial Services segment improved by $9.5 million in the first half of 2018 compared to the same period last year. Please refer to the “Motorcycles & Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Other income in the first half was adversely impacted by higher amortization of actuarial losses and pension curtailment expense following a 2018 first quarter remeasurement of the assets and obligations of the qualified pension plan.
The effective income tax rate for the first half of 2018 was 24.1% compared to 34.4% for same period in 2017. The lower effective income tax rate was primarily due to the impact of the 2017 Tax Act enacted in December 2017. The 2017 Tax Act reduced the federal corporate income tax rate beginning in 2018 from 35% to 21%.
Diluted earnings per share were $2.48 in the first half of 2018, down 2.0% from the same period in the prior year on lower net income partially offset by the positive impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 176.2 million in the first half of 2017 to 168.2 million in the first half of 2018, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Six months ended
	June 30, 2018	June 30, 2017	(Decrease) Increase	% Change
United States	75,799	82,984	(7,185)	(8.7)%

Europe(b)	25,728	24,341	1,387	5.7
EMEA - Other	2,978	3,056	(78)	(2.6)
Total EMEA	28,706	27,397	1,309	4.8

Asia Pacific(c)	9,548	10,646	(1,098)	(10.3)
Asia Pacific - Other	4,499	4,525	(26)	(0.6)
Total Asia Pacific	14,047	15,171	(1,124)	(7.4)

Latin America	5,075	4,697	378	8.0
Canada	5,887	6,188	(301)	(4.9)
Total International Retail Sales	53,715	53,453	262	0.5
Total Worldwide Retail Sales	129,514	136,437	(6,923)	(5.1)%

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
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 8.7% in the first half of 2018 and were adversely impacted by the continued weak U.S. industry, which was down 8.2% compared to the same period last year. The Company's U.S. market share of new 601+cc motorcycles for the first half of 2018 was 49.2%, down 0.4 percentage points compared to the same period last year (Source: Motorcycle Industry Council).
In EMEA, retail sales during the first half of 2018 grew across most western European markets, partially offset by slightly lower retail sales in emerging markets as compared to last year. The Company's 2018 market share of new 601+cc motorcycles in Europe was 10.4% through June, up 0.9 percentage points compared to the prior year through June (Source: Association des Constructeurs Europeens de Motocycles).
Retail sales in the Asia Pacific region were down during the first half of 2018 compared to 2017, due primarily to lower sales in Australia and Japan.
During the first half of 2018, retail sales in Latin America were up over prior year driven by higher sales in Brazil and Mexico. Retail sales in Canada declined 4.9% in the first half of 2018, compared to the first half of 2017.

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Six months ended
	June 30, 2018	June 30, 2017	Decrease	% Change
United States(b)	151,988	165,586	(13,598)	(8.2)%
Europe(c)	252,656	254,721	(2,065)	(0.8)%

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

Motorcycles & Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	July 1, 2018		June 25, 2017
	Units	Mix %	Units	Mix %	Unit (Decrease) Increase	Unit % Change
United States	81,844	59.9%	98,750	64.7%	(16,906)	(17.1)%
International	54,693	40.1%	53,888	35.3%	805	1.5
Harley-Davidson motorcycle units	136,537	100.0%	152,638	100.0%	(16,101)	(10.5)%
Touring motorcycle units	61,921	45.4%	65,718	43.1%	(3,797)	(5.8)%
Cruiser motorcycle units	45,902	33.6%	50,401	33.0%	(4,499)	(8.9)
Sportster® / Street motorcycle units	28,714	21.0%	36,519	23.9%	(7,805)	(21.4)
Harley-Davidson motorcycle units	136,537	100.0%	152,638	100.0%	(16,101)	(10.5)%

 The Company shipped 136,537 Harley-Davidson motorcycles worldwide during the first half of 2018, which was 10.5% lower than the same period in 2017 on slower retail sales for the same period. The shipment mix of Touring and Cruiser motorcycles as a percent of total shipments was higher compared to last year offset by a decrease in the mix of Sportster and Street motorcycles.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	July 1, 2018	June 25, 2017	(Decrease) Increase	% Change
Revenue(a):
Motorcycles	$2,323,126	$2,335,801	$(12,675)	(0.5)%
Parts & Accessories	400,089	404,539	(4,450)	(1.1)
General Merchandise	125,254	118,853	6,401	5.4
Licensing	18,765	19,333	(568)	(2.9)
Other	21,834	27,320	(5,486)	(20.1)
Total revenue	2,889,068	2,905,846	(16,778)	(0.6)
Cost of goods sold	1,883,210	1,858,061	25,149	1.4
Gross profit	1,005,858	1,047,785	(41,927)	(4.0)
Operating expenses:
Selling & administrative expense	431,854	410,352	21,502	5.2
Engineering expense	98,548	83,535	15,013	18.0
Restructuring expense	59,212	—	59,212	—
Operating expense	589,614	493,887	95,727	19.4
Operating income from Motorcycles	$416,244	$553,898	$(137,654)	(24.9)%

(a)
In connection with the adoption of ASU 2014-09, the Company has changed its presentation of disaggregated Motorcycles segment revenue and the prior period has been recast to reflect the new presentation.

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2017 to the first half of 2018 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 25, 2017	$2,905.8	$1,858.0	$1,047.8
Volume	(281.1)	(176.1)	(105.0)
Price, net of related costs	64.1	43.4	20.7
Foreign currency exchange rates and hedging	62.4	46.7	15.7
Shipment mix	137.9	75.0	62.9
Raw material prices	—	9.4	(9.4)
Manufacturing and other costs	—	26.8	(26.8)
Total	(16.7)	25.2	(41.9)
Six months ended July 1, 2018	$2,889.1	$1,883.2	$1,005.9
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first half of 2017 to the first half of 2018:

•	The decrease in volume was due to lower wholesale motorcycle shipments and decreased P&A sales partially offset by higher general merchandise sales.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.

•
Revenue was positively impacted by stronger weighted-average foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The favorable revenue impact was partially offset by higher costs associated with unfavorable losses on currency hedging and the remeasurement of foreign-denominated balance sheet accounts, as compared to the prior year.

•	Shipment mix changes resulted in a positive impact on gross profit resulting from favorable changes in the mix of motorcycle families, as well as the mix of models within motorcycle families.

•	Raw material prices were higher primarily due to increased steel and aluminum costs.

•
Manufacturing costs were negatively impacted by lower fixed cost absorption due to lower production, higher depreciation and temporary inefficiencies associated with the manufacturing optimization plan.

The increase in operating expenses during the first half of 2018 was due primarily to higher selling, administrative and engineering expenses on increased investments in marketing and product development and a $59.2 million restructuring expense related to the Company's manufacturing optimization plan.

Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	July 1, 2018	June 25, 2017	Increase (Decrease)	% Change
Interest income	$312,680	$308,157	$4,523	1.5%
Other income	52,940	52,013	927	1.8
Securitization and servicing fee income	656	1,085	(429)	(39.5)
Financial Services revenue	366,276	361,255	5,021	1.4
Interest expense	100,393	87,697	12,696	14.5
Provision for credit losses	48,932	69,806	(20,874)	(29.9)
Operating expenses	72,831	69,181	3,650	5.3
Financial Services expense	222,156	226,684	(4,528)	(2.0)
Operating income from Financial Services	$144,120	$134,571	$9,549	7.1%
Interest income was higher for the first six months of 2018 primarily due to higher average retail receivables, partially offset by lower average wholesale receivables. Other income was favorable due to increased licensing revenue and investment income.
Interest expense increased due to a higher cost of funds and higher average outstanding debt.
The provision for credit losses decreased $20.9 million compared to the first half of 2017. The retail motorcycle provision decreased $20.1 million driven by lower credit losses and a decrease in the retail reserve rate as compared to an increase in the reserve rate during the first half of 2017. The wholesale provision decreased $0.9 million due to a smaller increase in receivables compared to the first half of 2017.
Annualized credit losses for the Company's retail motorcycle loans were 1.56% through June 2018 compared to 1.71% through June 2017. The 30-day delinquency rate for retail motorcycle loans at the end of June 2018 was 3.09% compared to 3.25% at the end of June 2017.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	July 1, 2018	June 25, 2017
Balance, beginning of period	$192,471	$173,343
Provision for credit losses	48,932	69,806
Charge-offs, net of recoveries	(47,473)	(49,621)
Balance, end of period	$193,930	$193,528

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as of July 1, 2018 to reflect the new projected principal and interest payments for the remainder of 2018 and beyond as follows (in thousands):

	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments on debt	$1,418,338	$3,086,107	$1,559,132	$1,100,000	$7,163,577
Interest payments on debt	84,654	259,218	140,895	374,159	858,926
	$1,502,992	$3,345,325	$1,700,027	$1,474,159	$8,022,503
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at July 1, 2018 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations and senior unsecured notes are shown without reduction for debt issuance costs. Refer to Note 10 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of July 1, 2018, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
York Environmental Matters:
The Company is involved with government agencies and groups of potentially responsible parties related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has been working with the Pennsylvania Department of Environmental Protection (PADEP) since 1986 and with the U.S. Environmental Protection Agency (EPA) in undertaking environmental investigation and remediation activities, including a site-wide remedial investigation/feasibility study (RI/FS).
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the Consolidated Balance Sheets. While the work on the RI/FS is now complete, the final remedy has not yet been proposed or approved and given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. For more information, see Note 11.
Liquidity and Capital Resources as of July 1, 2018(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company will evaluate opportunities to return cash to its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and asset-backed securitizations.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under credit facilities. The following table summarizes the Company’s cash and availability under credit and conduit facilities (in thousands):

July 1, 2018
Cash and cash equivalents	$978,749

Credit facilities	242,693
Asset-backed U.S. commercial paper conduit facilities(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	56
Total availability under credit and conduit facilities	842,749
Total	$1,821,498

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Six months ended
	July 1, 2018	June 25, 2017
Net cash provided by operating activities	$735,859	$627,068
Net cash used by investing activities	(367,953)	(392,825)
Net cash used by financing activities	(74,342)	(10,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,091)	12,457
Net increase in cash, cash equivalents and restricted cash	$283,473	$235,740

Operating Activities
The increase in cash provided by operating activities for the first half of 2018 compared to the same period in 2017 was primarily due to a decrease in cash outflows related to wholesale financing and lower cash outflows for retirement plans partially offset by less favorable changes in working capital due primarily to higher inventory compared to the prior year month. During the first half of 2017, the Company made a $25.0 million voluntary contribution to its qualified pension plan. There was no comparable voluntary contribution in the first half of 2018 and none are planned for the remainder of 2018.(1)
Investing Activities
The Company’s investing activities consist primarily of capital expenditures and net changes in finance receivables. Capital expenditures were $69.3 million in the first half of 2018 compared to $69.8 million in the same period last year. Net cash flows for finance receivables for the first half of 2018 were $43.1 million favorable compared to the same period last year due primarily to a decrease in retail lending activity.

Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments and debt activity. Cash outflows for share repurchases were $111.2 million in the first half of 2018 compared to $243.1 million in the same period last year. Share repurchases during the first six months of 2018 totaled 2.3 million shares of common stock related to discretionary share repurchases and 0.2 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of July 1, 2018, there were 23.2 million shares remaining on board-approved share repurchase authorizations. The Company paid dividends of $0.74 and $0.73 per share totaling $124.7 million and $128.5 million during the first half of 2018 and 2017, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $159.6 million in the first six months of 2018 compared to net cash inflows of $353.1 million in the first six months of 2017. The Company’s total outstanding debt consisted of the following (in thousands):

	July 1, 2018	June 25, 2017
Unsecured commercial paper	$1,327,307	$928,445
Asset-backed Canadian commercial paper conduit facility	166,638	138,739
Asset-backed U.S. commercial paper conduit facilities	300,000	279,833
Medium-term notes, net	4,435,449	4,562,403
Senior unsecured notes, net	742,292	741,633
Asset-backed securitization debt, net	169,430	521,300
Total debt	$7,141,116	$7,172,353
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of July 1, 2018 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	A-	CreditWatch Negative (long-term only)
Fitch	F1	A	Stable
Credit Facilities – In April 2018, the Company entered into a $780.0 million five-year credit facility to replace the $675.0 million five-year credit facility that was due to mature in April 2019 and also terminated the $100.0 million 364-day credit facility that would have matured at the end of April 2018. The new five-year credit facility matures in April 2023. The Company also has a $765.0 million five-year credit facility which matures in April 2021. The two five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. In May 2018, the Company renewed its $25.0 million credit facility which expired on May 21, 2018. The $25.0 million credit facility bears interest at variable interest rates, and the Company pays a fee based on the unused portion of the $25.0 million commitment. This credit facility expires on May 22, 2019.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.55 billion as of July 1, 2018 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at July 1, 2018 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.25%	January 2016	January 2019
$150,000	Floating-rate(a)	March 2017	March 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$450,000	Floating-rate(b)	May 2018	May 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$350,000	3.55%	May 2018	May 2021
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023

(a)	Floating interest rate based on LIBOR plus 35 bps.

(b)
Floating interest rate based on LIBOR plus 50 bps. The Company utilized an interest rate swap designated as a cash flow hedge to convert this from a floating rate basis to a fixed rate basis. Refer to Note 9 of the Notes to Consolidated Financial Statements for further details.

The fixed-rate Notes provide for semi-annual interest payments and the floating-rate Notes provide for quarterly interest payments. Principal on the Notes is due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $14.6 million and $15.1 million at July 1, 2018 and June 25, 2017, respectively. In June 2018, $877.5 million of 6.80% medium-term notes matured and the principal and accrued interest were paid in full. There were no medium-term note maturities during the first quarter of 2018 and second quarter of 2017. During the first quarter of 2017, $400.0 million of 2.70% medium-term notes matured, and the principal and accrued interest were paid in full.

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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The Canadian Conduit was renewed on June 29, 2018 with similar terms and a borrowing amount of up to C$220.0 million. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of July 1, 2018, the Canadian Conduit has an expiration date of June 28, 2019.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$7,600	$6,200	$6,300	$5,500
Second quarter	38,900	32,200	14,200	12,400
	$46,500	$38,400	$20,500	$17,900

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In December 2017, the Company renewed its existing $300.0 million and $600.0 million revolving facility agreements with a third-party bank-sponsored asset-

backed U.S. commercial paper conduit. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle receivables held by the relevant SPE as collateral.
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$32,900	$29,300	$333,400	$300,000
Second quarter	59,100	53,300	28,200	24,000
	$92,000	$82,600	$361,600	$324,000

The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of July 1, 2018, the U.S. Conduit Facilities have an expiration date of December 12, 2018.
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
There were no on or off-balance sheet asset-backed securitization transactions during the first half of 2018 or 2017.
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
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’s consolidated debt, excluding secured debt, to HDFS’s consolidated shareholders' equity, excluding accumulated other comprehensive income (loss), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excludes accumulated other comprehensive income (loss)), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At July 1, 2018, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The company's ability to meet the targets and expectations noted depends upon, among other factors, the company's ability to (i) execute its business plans and strategies, including the elements of the More Roads to Harley-Davidson strategy for growth that the company disclosed on July 30, 2018, and strengthen its existing business while enabling growth, (ii) manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally, (iii) execute its strategy of growing ridership, globally, (iv) effectively execute the company’s manufacturing optimization initiative within expected costs and timing and successfully carry out its global manufacturing and assembly operations, (v) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, (vi) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the company to generate desired sales levels and that provide the desired financial returns, (vii) negotiate and successfully implement a strategic alliance relationship with a local partner in Asia, (viii) perform in a manner that enables the company to benefit from market opportunities while competing against existing and new competitors, (ix) realize expectations concerning market demand for electric models, which may depend in part on the building of necessary infrastructure, (x) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (xi) reduce other costs to offset costs of the More Roads to Harley-Davidson plan and redirect capital without adversely affecting its existing business, (xii) balance production volumes for its new motorcycles with consumer demand, (xiii) manage risks that arise through expanding international manufacturing, operations and sales, (xiv) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (xv) prevent and detect any issues with its motorcycles or any associated manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xvi) continue to manage the relationships and agreements that the company has with its labor unions to help drive long-term competitiveness, (xvii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xviii) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xix) retain and attract talented employees, (xx) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or company data and respond to evolving regulatory requirements regarding data security, (xxi) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xxii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the company’s business, (xxiii) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xxiv) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xxv) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxvi) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxvii) manage its exposure to product liability claims and commercial or contractual disputes, and (xxviii) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the company and within its expectations.
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
HDFS’ earnings are affected by changes in interest rates. HDFS’ interest-rate sensitive financial instruments include finance receivables, debt and interest rate swaps.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended July 1, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended July 1, 2018:

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 to May 6	909,781	$42	909,781	23,247,303
May 7 to June 3	27	$41	27	23,247,303
June 4 to July 1	158	$41	158	23,247,303
Total	909,966	$42	909,966

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company repurchased 0.9 million shares on a discretionary basis during the quarter ended July 1, 2018 under this authorization. In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock with no dollar limit or expiration date. As of July 1, 2018, 23.2 million shares remained under these authorizations.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2018, the Company acquired 1,802 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 5 – Other Information

On August 8, 2018, the Company entered into Transition Agreements with Paul J. Jones, who is Vice President and Chief Legal Officer, and Tchernavia Rocker, who is Vice President, Chief Human Resources Officer. The Transition Agreements become effective upon a change of control of the Company (as defined in the Transition Agreements). They provide for certain benefits upon the termination of the executive’s employment following a change of control. The agreements are substantially the same as the Transition Agreement to which the Company is a party with Michelle A. Kumbier.
Item 6 – Exhibits
Refer to the Exhibit Index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Officers' Certificate, dated May 21, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.550% Medium-Term Notes due 2021
4.2	Officers' Certificate, dated May 21, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2020
4.3
5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent

4.4
Amendment No. 1 to 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent

10.1*
Form of Transition Agreement between the Registrant and each of Mses. Michelle Kumbier and Tchernavia Rocker and Mr. Paul Jones (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2018 (File No. 1-9183))

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

HARLEY-DAVIDSON, INC.

Date: August 9, 2018	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: August 9, 2018	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)