Form 10-Q
period 2018-09-30
HARLEY DAVIDSON INC
filed 2018-11-08
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No  ☒
Number of shares of the registrant’s common stock outstanding at November 2, 2018: 162,832,750 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 30, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Revenue:
Motorcycles and Related Products	$1,123,945	$962,136	$4,013,013	$3,867,982
Financial Services	191,724	189,059	558,000	550,314
Total revenue	1,315,669	1,151,195	4,571,013	4,418,296
Costs and expenses:
Motorcycles and Related Products cost of goods sold	776,530	687,823	2,659,740	2,545,884
Financial Services interest expense	44,696	46,169	145,089	133,866
Financial Services provision for credit losses	23,530	29,253	72,462	99,059
Selling, administrative and engineering expense	306,665	293,538	909,898	856,606
Restructuring expense	14,832	—	74,044	—
Total costs and expenses	1,166,253	1,056,783	3,861,233	3,635,415
Operating income	149,416	94,412	709,780	782,881
Other income (expense), net	644	2,296	1,509	6,887
Investment (loss) income	(1,106)	1,083	2,630	2,539
Interest expense	7,762	7,896	23,180	23,295
Income before provision for income taxes	141,192	89,895	690,739	769,012
Provision for income taxes	27,337	21,686	159,783	255,567
Net income	$113,855	$68,209	$530,956	$513,445
Earnings per common share:
Basic	$0.69	$0.40	$3.18	$2.96
Diluted	$0.68	$0.40	$3.17	$2.95
Cash dividends per common share	$0.370	$0.365	$1.110	$1.095
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net income	$113,855	$68,209	$530,956	$513,445
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,212)	25,013	(21,779)	50,207
Derivative financial instruments	123	(17,407)	24,808	(36,871)
Marketable securities	—	—	—	1,194
Pension and postretirement benefit plans	12,401	7,257	110,568	21,769
Total other comprehensive income, net of tax	10,312	14,863	113,597	36,299
Comprehensive income	$124,167	$83,072	$644,553	$549,744
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2018	December 31, 2017	September 24, 2017
ASSETS
Current assets:
Cash and cash equivalents	$926,992	$687,521	$683,134
Marketable securities	10,011	—	—
Accounts receivable, net	332,309	329,986	343,124
Finance receivables, net	2,116,386	2,105,662	2,058,168
Inventories	516,247	538,202	469,091
Restricted cash	36,471	47,518	52,209
Other current assets	151,042	175,853	182,416
Total current assets	4,089,458	3,884,742	3,788,142
Finance receivables, net	5,187,176	4,859,424	5,042,857
Property, plant and equipment, net	884,960	967,781	934,615
Prepaid pension costs	140,763	19,816	—
Goodwill	55,318	55,947	55,898
Deferred income taxes	63,559	109,073	180,575
Other long-term assets	82,566	75,889	86,272
	$10,503,800	$9,972,672	$10,088,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310,967	$227,597	$277,117
Accrued liabilities	564,832	529,822	573,958
Short-term debt	1,373,859	1,273,482	834,875
Current portion of long-term debt, net	1,526,156	1,127,269	1,530,401
Total current liabilities	3,775,814	3,158,170	3,216,351
Long-term debt, net	4,196,517	4,587,258	4,607,791
Pension liability	54,138	54,606	52,471
Postretirement healthcare liability	112,798	118,753	162,925
Other long-term liabilities	211,561	209,608	192,001
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,819	1,813	1,813
Additional paid-in-capital	1,453,035	1,422,808	1,413,254
Retained earnings	1,958,445	1,607,570	1,660,997
Accumulated other comprehensive loss	(386,452)	(500,049)	(529,082)
Treasury stock, at cost	(873,875)	(687,865)	(690,162)
Total shareholders’ equity	2,152,972	1,844,277	1,856,820
	$10,503,800	$9,972,672	$10,088,359

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2018	December 31, 2017	September 24, 2017
Balances held by consolidated variable interest entities (Note 11)
Current finance receivables, net	$128,005	$194,813	$204,873
Other assets	$1,408	$2,148	$2,440
Non-current finance receivables, net	$331,415	$521,940	$579,936
Restricted cash - current and non-current	$33,726	$48,706	$55,307
Current portion of long-term debt, net	$140,189	$209,247	$225,267
Long-term debt, net	$253,329	$422,834	$484,874
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2018	September 24, 2017
Net cash provided by operating activities (Note 7)	$1,122,555	$949,075
Cash flows from investing activities:
Capital expenditures	(119,845)	(114,022)
Origination of finance receivables	(3,039,160)	(2,927,372)
Collections on finance receivables	2,564,695	2,480,122
Other	(21,753)	7,272
Net cash used by investing activities	(616,063)	(554,000)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,144,018	893,668
Repayments of medium-term notes	(877,488)	(400,000)
Repayments of securitization debt	(224,507)	(367,298)
Borrowings of asset-backed commercial paper	120,903	371,253
Repayments of asset-backed commercial paper	(156,258)	(129,690)
Net increase (decrease) in credit facilities and unsecured commercial paper	102,154	(225,038)
Dividends paid	(186,105)	(190,121)
Purchase of common stock for treasury	(195,998)	(465,167)
Issuance of common stock under employee stock option plans	3,157	7,884
Net cash used by financing activities	(270,124)	(504,509)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,567)	28,817
Net increase (decrease) in cash, cash equivalents and restricted cash	$223,801	$(80,617)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$746,210	$827,131
Net increase (decrease) in cash, cash equivalents and restricted cash	223,801	(80,617)
Cash, cash equivalents and restricted cash—end of period	$970,011	$746,514

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$926,992	$683,134
Restricted cash	36,471	52,209
Restricted cash included in other long-term assets	6,548	11,171
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$970,011	$746,514
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of September 30, 2018 and September 24, 2017, the consolidated statements of income for the three and nine month periods then ended, the consolidated statements of comprehensive income for the three and nine month periods then ended, and the consolidated statements of cash flows for the nine month periods then ended.
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
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
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
The majority of the Company’s Motorcycles and Related Products revenue will continue to be recognized when products are shipped to customers. For a limited number of vehicle sales where revenue was previously deferred due to a guaranteed resale value, the Company will now recognize revenue when those vehicles are shipped in accordance with ASU 2014-09. The Company recorded a net increase to the opening balance of retained earnings of $6.0 million, net of income taxes, as of January 1, 2018 as a result of adopting ASU 2014-09. The Company also adjusted other assets and accrued liabilities associated with these vehicle sales in connection with its adoption of ASU 2014-09.
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

The following tables illustrate the impact of adoption of ASU 2014-09 on the consolidated statements of income and the consolidated balance sheet (in thousands):

Consolidated Statements of Income

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change	As Reported	Without Adoption of ASC 606	Effect of Change
Revenue:
Motorcycles and Related Products	$1,123,945	$1,125,698	$(1,753)	$4,013,013	$3,994,066	$18,947
Costs and expenses:
Motorcycles and Related Products cost of goods sold	$776,530	$775,831	$699	$2,659,740	$2,640,454	$19,286
Operating income	$149,416	$151,868	$(2,452)	$709,780	$710,119	$(339)
Income before provision for income taxes	$141,192	$143,644	$(2,452)	$690,739	$691,078	$(339)
Provision for income taxes	$27,337	$27,931	$(594)	$159,783	$159,865	$(82)
Net income	$113,855	$115,713	$(1,858)	$530,956	$531,213	$(257)

Consolidated Balance Sheet

	September 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change
ASSETS
Other current assets	$151,042	$186,784	$(35,742)
Deferred income taxes	$63,559	$65,407	$(1,848)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities	$564,832	$608,189	$(43,357)
Retained earnings	$1,958,445	$1,952,678	$5,767

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation - Retirement Benefits by requiring employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The guidance also limits the components that are eligible for capitalization in assets. The Company adopted ASU 2017-07 retrospectively on January 1, 2018. As a result, the non-service cost components of net periodic benefit cost have been presented in Other income (expense), net and the prior period has been recast to reflect the new presentation. The Company elected the practical expedient allowing the use of previously disclosed benefit components as the basis for the retrospective application. Net periodic benefit credit (cost) previously recorded in Motorcycles and Related Products cost of goods sold and Selling, administrative and engineering expense of $2.7 million and $(0.4) million, respectively, for the three months ended September 24, 2017, and $8.0 million and $(1.1) million, respectively, for the nine months ended September 24, 2017, has been reclassified to Other income (expense), net.

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
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Pursuant to ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company plans to apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently in the process of gathering and analyzing information necessary to quantify the impact of adopting ASU 2016-02 and evaluating the transition practical expedients it will apply upon adoption. The Company anticipates the adoption of ASU 2016-02 will result in an increase in assets and liabilities recognized on the balance sheet related to its leasing arrangements.
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

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 amends ASC 815, Derivatives and Hedging to improve the financial reporting of hedging relationships and to simplify the application of the hedge accounting guidance. The ASU makes various updates to the hedge accounting model, including changing the recognition and presentation of changes in the fair value of the hedging instrument and amending disclosure requirements, among other things. The Company is required to adopt ASU 2017-12 for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. For cash flow and net investment hedges existing at the date of adoption, the Company must apply a cumulative effect adjustment as of the beginning of the fiscal year in which the standard is adopted. The amendments related to presentation and disclosure are required prospectively. The Company is currently evaluating the impact of adopting ASU 2017-12.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) (ASU 2018-14). The amendments in ASU 2018-14 modify the annual disclosure requirements for defined benefit pension and other postretirement benefit plans. The FASB modified, added, and deleted specific disclosures in an effort to improve usefulness to financial statement users and reduce unnecessary costs for companies. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-14.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15). The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the existing internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2018-15.
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

The following table includes revenue disaggregated by major source (in thousands):

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Motorcycles and Related Products:
Motorcycles	$821,670	$3,144,796
Parts & Accessories	212,406	612,495
General Merchandise	58,266	183,520
Licensing	10,680	29,445
Other	20,923	42,757
Revenue from Motorcycles and Related Products	1,123,945	4,013,013
Financial Services:
Interest income	166,013	478,693
Securitization and servicing fee income	260	916
Other income	25,451	78,391
Revenue from Financial Services	191,724	558,000
Total revenue	$1,315,669	$4,571,013

The following is a description of principal activities from which the Company generates its revenue, by reportable segment.

Motorcycles and Related Products

Motorcycles, Parts & Accessories, and General Merchandise - Sales of motorcycles, parts & accessories, and general merchandise are recorded when control is transferred to wholesale customers (independent dealers). This generally takes place upon shipment of the products. The sale of products to independent dealers outside the U.S. and Canada is generally on open account with terms that generally approximate 30-120 days and the resulting receivables are included in accounts receivable in the consolidated balance sheets. The sale of products in the U.S. and Canada is financed by the purchasing dealers through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.

The Company offers sales incentive programs to dealers and retail customers designed to promote the sale of motorcycles, parts & accessories, and general merchandise. The Company estimates its variable consideration related to motorcycles and related products sold under its sales incentive programs using the expected value method. Further, the Company accounts for consideration payable to a customer as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated.

The Company offers to its dealers the right to return eligible parts & accessories and general merchandise. When the Company offers a right to return, it estimates returns based on an analysis of historical trends and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue.

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales decreased revenue by an immaterial amount during the three and nine months ended September 30, 2018.

Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.

The Company offers standard, limited warranties on its motorcycles and parts & accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.

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

Financial Services

Interest income - Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued and uncollected interest is classified with finance receivables. Certain loan origination costs related to finance receivables, including payments made to dealers for certain retail loans, are deferred and recorded within finance receivables and amortized over the estimated life of the contract.

Securitization and servicing fee income - Securitization and servicing fee income consists of revenue from servicing and ancillary fees associated with HDFS' off-balance sheet asset-backed securitization transaction. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion regarding asset-backed financing.

Other income - Other income consists primarily of insurance and licensing revenues. HDFS works with certain unaffiliated insurance companies to offer motorcycle insurance and protection products through most Harley-Davidson dealers in the U.S. and Canada. HDFS also works with third-party financial institutions that issue credit cards or offer other financial products bearing the Harley-Davidson brand in the U.S and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 6 years. The Company is the primary obligor for certain other insurance related contracts and, as a result, revenue is recognized over the life of the contract as the Company fulfills its performance obligation.

Contract Liabilities

Deferred revenue relates to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of H.O.G. memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. On January 1, 2018, $23.4 million of deferred revenue was included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheet. $6.9 million and $16.0 million of this was recognized as revenue in the three and nine months ended September 30, 2018, respectively. At September 30, 2018, the unearned revenue balance was $30.5 million. The Company expects to recognize approximately $6.0 million of the remaining unearned revenue in 2018, $12.3 million in 2019 and $12.2 million thereafter.

4. Restructuring Expenses
In January 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which includes the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia. As the U.S. operations are consolidated, the Company expects approximately 800 jobs will be eliminated with the closure of Kansas City operations and approximately 450 jobs will be added in York through 2019. Approximately 90 jobs will be eliminated in Adelaide.
The Company expects to incur restructuring and other consolidation costs of $155 million to $185 million in the Motorcycles segment related to this plan through 2019, of which approximately 70% will be cash charges. These cost estimates reflect a $15 million decrease from the Company's previous estimate. The current estimate includes $125 million to $145 million of restructuring expense and $30 million to $40 million of costs related to temporary inefficiencies. The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $40 million to $45 million, $50 million to $55 million, and $35 million to $45 million, respectively. Restructuring expense is recorded as a separate line item in the consolidated statements of income and the accrued restructuring liability is recorded in accrued liabilities in the consolidated balance sheet. The Company expects the plan to be completed by mid-2019. Changes in the accrued restructuring liability (in thousands) were as follows:

	Three months ended September 30, 2018
	Employee Termination Benefits	Accelerated Depreciation	Other	Total
Balance, beginning of period	$36,758	$—	$77	$36,835
Restructuring (benefit) expense	(649)	9,420	6,061	14,832
Utilized - cash	(5,402)	—	(6,053)	(11,455)
Utilized - non cash	—	(9,420)	—	(9,420)
Foreign currency changes	(140)	—	(2)	(142)
Balance, end of period	$30,567	$—	$83	$30,650

	Nine months ended September 30, 2018
	Employee Termination Benefits	Accelerated Depreciation	Other	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	38,956	24,779	10,309	74,044
Utilized - cash	(7,835)	—	(10,220)	(18,055)
Utilized - non cash	—	(24,779)	—	(24,779)
Foreign currency changes	(554)	—	(6)	(560)
Balance, end of period	$30,567	$—	$83	$30,650
During the three months ended September 30, 2018, the Company adjusted its termination benefit liability to reflect updated assumptions resulting in a reversal of approximately $0.9 million of previously recognized restructuring expense.
During the three and nine month periods ended September 30, 2018, the Company incurred $6.2 million and $9.3 million, respectively, of incremental cost of goods sold due to temporary inefficiencies resulting from implementing the manufacturing optimization plan.
5. Income Taxes
The Company’s 2018 effective income tax rate for the nine months ended September 30, 2018 was 23.1% compared to 33.2% for the nine months ended September 24, 2017. The Company's 2018 effective income tax rate reflects the impact of the 2017 Tax Cuts and Jobs Act (2017 Tax Act) that was enacted in December of 2017, as well as discrete tax benefits associated with reductions to the liability for uncertain tax positions and adjustments to the SAB 118 provisional amounts recorded in 2017.
The 2017 Tax Act included broad and complex changes to the U.S. tax code including a reduction of the corporate income tax rate from 35% to 21%, the move toward a territorial tax system, and the elimination of the domestic manufacturing deduction. During the three months ended December 31, 2017, the Company recorded a $53.1 million tax expense to recognize the initial effects of the 2017 Tax Act relating primarily to the remeasurement of deferred tax assets. The Company has deemed its income tax estimates related to the 2017 Tax Act to be provisional under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). The Company believes future guidance, interpretations, and pronouncements may add clarity to the numerous aspects of the 2017 Tax Act that may impact the Company and may result in revisions to the Company’s provisional estimates. During the nine month period ended September 30, 2018, the Company recorded a $7.2 million benefit to adjust the 2017 provisional remeasurement of deferred tax assets related to the 2017 Tax Act.
6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Numerator:
Net income used in computing basic and diluted earnings per share	$113,855	$68,209	$530,956	$513,445
Denominator:
Denominator for basic earnings per share - weighted-average common shares	165,927	169,850	166,885	173,362
Effect of dilutive securities - employee stock compensation plan	737	838	796	941
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	166,664	170,688	167,681	174,303
Earnings per common share:
Basic	$0.69	$0.40	$3.18	$2.96
Diluted	$0.68	$0.40	$3.17	$2.95

Outstanding options to purchase 0.8 million and 0.9 million shares of common stock for the three months ended September 30, 2018 and September 24, 2017, respectively, and 1.1 million and 0.8 million shares of common stock for the nine months ended September 30, 2018 and September 24, 2017, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and nine month periods ended September 30, 2018 and September 24, 2017.
7. Additional Balance Sheet and Cash Flow Information
Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	September 24, 2017
Certificate of deposit	$10,011	$—	$—
Mutual funds	49,832	48,006	45,726
Total marketable securities	$59,843	$48,006	$45,726
The Company's debt securities are carried at fair value with any unrealized gains or losses reported in other comprehensive income. The mutual fund investments are held by the Company to fund certain deferred compensation obligations. These investments are carried at fair value with gains and losses recorded in net income and are included in other long-term assets on the consolidated balance sheets.
Inventories
Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	September 24, 2017
Raw materials and work in process	$174,891	$161,664	$155,947
Motorcycle finished goods	251,794	289,530	232,141
Parts & accessories and general merchandise	141,918	139,363	129,270
Inventory at lower of FIFO cost or net realizable value	568,603	590,557	517,358
Excess of FIFO over LIFO cost	(52,356)	(52,355)	(48,267)
Total inventories, net	$516,247	$538,202	$469,091

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 30, 2018	September 24, 2017
Cash flows from operating activities:
Net income	$530,956	$513,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	196,461	163,974
Amortization of deferred loan origination costs	61,213	62,052
Amortization of financing origination fees	6,207	6,112
Provision for long-term employee benefits	28,162	22,427
Employee benefit plan contributions and payments	(11,035)	(43,060)
Stock compensation expense	29,122	25,581
Net change in wholesale finance receivables related to sales	(18,400)	36,678
Provision for credit losses	72,462	99,059
Deferred income taxes	1,457	(5,151)
Other, net	29,340	(11,122)
Changes in current assets and liabilities:
Accounts receivable, net	(14,784)	(29,167)
Finance receivables - accrued interest and other	1,374	317
Inventories	8,270	50,016
Accounts payable and accrued liabilities	183,606	88,758
Derivative instruments	1,227	2,752
Other	16,917	(33,596)
Total adjustments	591,599	435,630
Net cash provided by operating activities	$1,122,555	$949,075
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
Finance receivables, net, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	September 24, 2017
Retail	$6,508,670	$6,140,600	$6,336,447
Wholesale	988,339	1,016,957	960,160
Total finance receivables	7,497,009	7,157,557	7,296,607
Allowance for credit losses	(193,447)	(192,471)	(195,582)
Finance receivables, net	$7,303,562	$6,965,086	$7,101,025
A provision for credit losses on finance receivables is charged or credited to earnings in amounts that the Company believes are sufficient to maintain the allowance for credit losses at a level that is adequate to cover losses inherent in the existing portfolio. The allowance for credit losses represents management’s estimate of probable losses inherent in the finance receivable portfolio as of the balance sheet date. However, due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company could differ from the amounts estimated.
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 30, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$187,502	$6,428	$193,930
Provision for credit losses	23,629	(99)	23,530
Charge-offs	(33,689)	(8)	(33,697)
Recoveries	9,684	—	9,684
Balance, end of period	$187,126	$6,321	$193,447

	Three months ended September 24, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$185,899	$7,629	$193,528
Provision for credit losses	30,964	(1,711)	29,253
Charge-offs	(37,783)	—	(37,783)
Recoveries	10,584	—	10,584
Balance, end of period	$189,664	$5,918	$195,582

	Nine months ended September 30, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	72,350	112	72,462
Charge-offs	(107,717)	(8)	(107,725)
Recoveries	36,239	—	36,239
Balance, end of period	$187,126	$6,321	$193,447

	Nine months ended September 24, 2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	99,674	(615)	99,059
Charge-offs	(114,081)	—	(114,081)
Recoveries	37,261	—	37,261
Balance, end of period	$189,664	$5,918	$195,582

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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	September 30, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	187,126	6,321	193,447
Total allowance for credit losses	$187,126	$6,321	$193,447
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,508,670	988,339	7,497,009
Total finance receivables	$6,508,670	$988,339	$7,497,009

	December 31, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	186,254	6,217	192,471
Total allowance for credit losses	$186,254	$6,217	$192,471
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,140,600	1,016,957	7,157,557
Total finance receivables	$6,140,600	$1,016,957	$7,157,557

	September 24, 2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	189,664	5,918	195,582
Total allowance for credit losses	$189,664	$5,918	$195,582
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,336,447	960,160	7,296,607
Total finance receivables	$6,336,447	$960,160	$7,296,607
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of September 30, 2018, December 31, 2017 and September 24, 2017, all retail finance receivables were accounted for as interest-earning receivables, of which $31.6 million, $40.0 million and $32.7 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at September 30, 2018, December 31, 2017 or September 24, 2017. At September 30, 2018, December 31, 2017 and September 24, 2017, $0.2 million, $0.1 million, and $1.3 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	September 30, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,304,096	$128,123	$44,808	$31,643	$204,574	$6,508,670
Wholesale	987,563	500	115	161	776	988,339
Total	$7,291,659	$128,623	$44,923	$31,804	$205,350	$7,497,009

	December 31, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,913,473	$139,629	$47,539	$39,959	$227,127	$6,140,600
Wholesale	1,016,000	595	245	117	957	1,016,957
Total	$6,929,473	$140,224	$47,784	$40,076	$228,084	$7,157,557

	September 24, 2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,132,997	$126,705	$44,083	$32,662	$203,450	$6,336,447
Wholesale	958,429	329	95	1,307	1,731	960,160
Total	$7,091,426	$127,034	$44,178	$33,969	$205,181	$7,296,607
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	September 30, 2018	December 31, 2017	September 24, 2017
Prime	$5,321,464	$4,966,193	$5,107,718
Sub-prime	1,187,206	1,174,407	1,228,729
Total	$6,508,670	$6,140,600	$6,336,447
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	September 30, 2018	December 31, 2017	September 24, 2017
Doubtful	$—	$688	$4,666
Substandard	8,953	3,837	8,724
Special Mention	25,459	26,866	5,261
Medium Risk	15,825	9,917	4,987
Low Risk	938,102	975,649	936,522
Total	$988,339	$1,016,957	$960,160
9. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks such as foreign currency exchange rate risk, interest rate risk, and commodity price risk. To reduce its exposure to such risks, the Company selectively uses derivative financial instruments. All derivative transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes.
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
The Company periodically utilizes treasury rate lock contracts to fix the interest rate on a portion of the principal related to the anticipated issuance of long-term debt. To the extent effective, the gains and losses on the fair value of the treasury rate lock are recorded in accumulated other comprehensive loss until the forecasted debt is issued. Gains and losses are subsequently reclassified into earnings over the life of the debt.
The Company periodically utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its long-term debt.

The following tables summarize the fair value of the Company’s derivative financial instruments (in thousands):

	September 30, 2018			December 31, 2017			September 24, 2017
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Foreign currency contracts(c)	$512,071	$11,687	$718	$675,724	$1,388	$21,239	$746,378	$439	$32,352
Commodity contracts(c)	925	9	—	915	—	69	1,273	—	62
Treasury rate locks(c)	50,000	52	—	—	—	—	—	—	—
Interest rate swap - medium-term notes(c)	450,000	550	—	—	—	—	—	—	—
Total	$1,012,996	$12,298	$718	$676,639	$1,388	$21,308	$747,651	$439	$32,414

	September 30, 2018			December 31, 2017			September 24, 2017
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)
Commodity contracts	$5,207	$233	$213	$4,532	$381	$—	$4,234	$285	$—
Total	$5,207	$233	$213	$4,532	$381	$—	$4,234	$285	$—

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
	Three months ended		Nine months ended
Cash Flow Hedges	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Foreign currency contracts	$4,508	$(35,687)	$31,253	$(59,335)
Commodity contracts	5	(5)	(7)	(191)
Treasury rate locks	52	—	93	(719)
Interest rate swap - medium-term notes	486	—	(400)	—
Total	$5,051	$(35,692)	$30,939	$(60,245)

	Amount of Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Expected to be Reclassified
Cash Flow Hedges	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017	Over the Next Twelve Months
Foreign currency contracts(a)	$5,695	$(7,901)	$(58)	$(1,428)	$14,709
Commodity contracts(a)	—	(16)	(85)	49	21
Treasury rate locks(b)	(123)	(126)	(374)	(315)	(475)
Interest rate swap - medium-term notes(b)	(661)	—	(950)	—	(178)
Total	$4,911	$(8,043)	$(1,467)	$(1,694)	$14,077

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) into income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL into income is included in interest expense

For the three and nine months ended September 30, 2018 and September 24, 2017, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
The following table summarizes the amount of gains and losses related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of Gain/(Loss) Recognized in Income on Derivative
	Three months ended		Nine months ended
Derivatives Not Designated As Hedges	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Commodity contracts(a)	$(85)	$433	$59	$259
Total	$(85)	$433	$59	$259

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

10. Debt
Debt with a contractual term of one year or less is generally classified as short-term debt and consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	September 24, 2017
Unsecured commercial paper	$1,373,859	$1,273,482	$834,875
Total short-term debt	$1,373,859	$1,273,482	$834,875
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	September 24, 2017
Secured debt (Note 11)
Asset-backed Canadian commercial paper conduit facility	$149,418	$174,779	$122,130
Asset-backed U.S. commercial paper conduit facilities	265,044	279,457	280,308
Asset-backed securitization debt	128,577	353,085	430,457
Less: unamortized discount and debt issuance costs	(103)	(461)	(624)
Total secured debt	542,936	806,860	832,271

Unsecured notes (at par value)
1.55% Medium-term notes due in 2017, issued November 2014	—	—	400,000
6.80% Medium-term notes due in 2018, issued May 2008	—	877,488	877,488
2.25% Medium-term notes due in 2019, issued January 2016	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2019, issued March 2017(a)	150,000	150,000	150,000
2.40% Medium-term notes due in 2019, issued September 2014	600,000	600,000	600,000
2.15% Medium-term notes due in 2020, issued February 2015	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2020, issued May 2018(b)	450,000	—	—
2.40% Medium-term notes due in 2020, issued March 2017	350,000	350,000	350,000
2.85% Medium-term notes due in 2021, issued January 2016	600,000	600,000	600,000
3.55% Medium-term notes due in 2021, issued May 2018	350,000	—	—
2.55% Medium-term notes due in 2022, issued June 2017	400,000	400,000	400,000
3.35% Medium-term notes due in 2023, issued February 2018	350,000	—	—
3.50% Senior unsecured notes due in 2025, issued July 2015	450,000	450,000	450,000
4.625% Senior unsecured notes due in 2045, issued July 2015	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs	(20,263)	(19,821)	(21,567)
Gross long-term debt	5,722,673	5,714,527	6,138,192
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs	(1,526,156)	(1,127,269)	(1,530,401)
Total long-term debt	$4,196,517	$4,587,258	$4,607,791

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
The Company is not required, and does not currently intend, to provide any additional financial support to the on- or off-balance sheet VIEs associated with these transactions. Investors and creditors in these transactions only have recourse to the assets held by the VIEs.

The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	September 30, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$190,461	$(5,634)	$18,508	$437	$203,772	$128,474
Asset-backed U.S. commercial paper conduit facilities	282,986	(8,393)	15,218	971	290,782	265,044
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	173,395	(3,115)	9,293	324	179,897	149,418
Total on-balance sheet assets and liabilities	$646,842	$(17,142)	$43,019	$1,732	$674,451	$542,936

	December 31, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$439,301	$(13,686)	$34,919	$1,260	$461,794	$352,624
Asset-backed U.S. commercial paper conduit facilities	300,530	(9,392)	13,787	888	305,813	279,457
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,691	(3,746)	9,983	470	210,398	174,779
Total on-balance sheet assets and liabilities	$943,522	$(26,824)	$58,689	$2,618	$978,005	$806,860

	September 24, 2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$511,643	$(15,798)	$40,385	$1,513	$537,743	$429,833
Asset-backed U.S. commercial paper conduit facilities	298,197	(9,233)	14,922	927	304,813	280,308
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	139,413	(2,560)	8,073	350	145,276	122,130
Total on-balance sheet assets and liabilities	$949,253	$(27,591)	$63,380	$2,790	$987,832	$832,271
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
There were no on-balance sheet asset-backed securitization transactions during the nine months ended September 30, 2018 or September 24, 2017.
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
Under the U.S. Conduit Facilities, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to the third-party bank-sponsored asset-backed commercial paper conduit. The assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2018, the U.S. Conduit Facilities have an expiration date of December 12, 2018.

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
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$32,900	$29,300	$333,400	$300,000
Second quarter	59,100	53,300	28,200	24,000
Third quarter	—	—	34,100	29,600
	$92,000	$82,600	$395,700	$353,600

On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2018, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 30, 2018, the Canadian Conduit has an expiration date of June 28, 2019.

The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $30.5 million at September 30, 2018. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$7,600	$6,200	$6,300	$5,500
Second quarter	38,900	32,200	14,200	12,400
Third quarter	—	—	—	—
	$46,500	$38,400	$20,500	$17,900
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the nine months ended September 30, 2018 or September 24, 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE, which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At September 30, 2018, the assets of this off-balance sheet asset-backed securitization VIE were $93.1 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at September 30, 2018. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the consolidated statements of income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.9 million and $1.5 million during the nine months ended September 30, 2018 and September 24, 2017, respectively.

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	September 30, 2018	December 31, 2017	September 24, 2017
On-balance sheet retail motorcycle finance receivables	$6,360,907	$5,993,185	$6,185,144
Off-balance sheet retail motorcycle finance receivables	93,147	146,425	165,169
Total serviced retail motorcycle finance receivables	$6,454,054	$6,139,610	$6,350,313
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	September 30, 2018	December 31, 2017	September 24, 2017
On-balance sheet retail motorcycle finance receivables	$204,574	$227,127	$203,450
Off-balance sheet retail motorcycle finance receivables	1,767	2,106	1,720
Total serviced retail motorcycle finance receivables	$206,341	$229,233	$205,170
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
On-balance sheet retail motorcycle finance receivables	$24,005	$27,199	$71,478	$76,820
Off-balance sheet retail motorcycle finance receivables	230	299	729	865
Total serviced retail motorcycle finance receivables	$24,235	$27,498	$72,207	$77,685
12. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Forward contracts for foreign currency, commodities, and treasury rate locks are valued using quoted forward rates and prices; interest rate swaps are valued using quoted interest rates and yield curves; investments in marketable securities and cash equivalents are valued using quoted prices.
Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$687,956	$446,300	$241,656	$—
Marketable securities	59,843	49,832	10,011	—
Derivatives	12,531	—	12,531	—
Total	$760,330	$496,132	$264,198	$—
Liabilities:
Derivatives	$931	$—	$931	$—

	December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$488,432	$358,500	$129,932	$—
Marketable securities	48,006	48,006	—	—
Derivatives	1,769	—	1,769	—
Total	$538,207	$406,506	$131,701	$—
Liabilities:
Derivatives	$21,308	$—	$21,308	$—

	September 24, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$425,000	$425,000	$—	$—
Marketable securities	45,726	45,726	—	—
Derivatives	724	—	724	—
Total	$471,450	$470,726	$724	$—
Liabilities:
Derivatives	$32,414	$—	$32,414	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $19.5 million, $19.6 million and $21.3 million at September 30, 2018, December 31, 2017 and September 24, 2017, respectively, for which the fair value adjustment was $6.7 million, $9.0 million and $9.0 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost
The carrying value of the Company's cash and cash equivalents and restricted cash approximates their fair values.
The following table summarizes the fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost (in thousands):

	September 30, 2018		December 31, 2017		September 24, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,394,684	$7,303,562	$7,021,549	$6,965,086	$7,159,632	$7,101,025
Liabilities:
Unsecured commercial paper	$1,373,859	$1,373,859	$1,273,482	$1,273,482	$834,875	$834,875
Asset-backed U.S. commercial paper conduit facilities	$265,044	$265,044	$279,457	$279,457	$280,308	$280,308
Asset-backed Canadian commercial paper conduit facility	$149,418	$149,418	$174,779	$174,779	$122,130	$122,130
Medium-term notes	$4,386,030	$4,437,279	$4,189,092	$4,165,706	$4,612,083	$4,564,124
Senior unsecured notes	$707,252	$742,458	$784,433	$741,961	$774,693	$741,797
Asset-backed securitization debt	$127,906	$128,474	$351,767	$352,624	$430,038	$429,833
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

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Balance, beginning of period	$89,943	$80,681	$94,202	$79,482
Warranties issued during the period	12,038	11,802	43,548	46,638
Settlements made during the period	(21,550)	(22,322)	(59,965)	(62,855)
Recalls and changes to pre-existing warranty liabilities	3,493	646	6,139	7,542
Balance, end of period	$83,924	$70,807	$83,924	$70,807
The liability for recall campaigns was $23.9 million, $35.3 million and $6.2 million as of September 30, 2018, December 31, 2017 and September 24, 2017, respectively.
14. Employee Benefit Plans
The Company has a defined benefit qualified pension plan and postretirement healthcare benefit plans that cover certain employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Service cost is allocated among selling, administrative and engineering expense, cost of goods sold and inventory. Amounts capitalized in inventory are not significant. Non-service cost components of net periodic benefit cost are presented in other income (expense), net. Refer to Note 2 regarding the adoption of ASU 2017-07 for further discussion of the impact on net periodic benefit cost. Components of net periodic benefit cost were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Pension and SERPA Benefits
Service cost	$8,063	$7,896	$24,281	$23,688
Interest cost	20,729	21,269	62,048	63,807
Expected return on plan assets	(36,925)	(35,345)	(110,742)	(106,035)
Amortization of unrecognized:
Prior service (credit) cost	(105)	256	(316)	764
Net loss	16,318	10,998	48,455	32,994
Curtailment loss	—	—	1,018	—
Net periodic benefit cost	$8,080	$5,074	$24,744	$15,218
Postretirement Healthcare Benefits
Service cost	$1,789	$1,875	$5,390	$5,625
Interest cost	2,886	3,412	8,669	10,236
Expected return on plan assets	(3,541)	(3,156)	(10,623)	(9,468)
Amortization of unrecognized:
Prior service credit	(460)	(543)	(1,380)	(1,629)
Net loss	454	815	1,362	2,445
Net periodic benefit cost	$1,128	$2,403	$3,418	$7,209
During the nine months ended September 30, 2018, the qualified pension plan and certain postretirement healthcare plan assets and obligations were remeasured as a result of a curtailment of benefits related to the planned closure of the Company's motorcycle assembly plant in Kansas City, Missouri, discussed further in Note 4. As a result of the remeasurement, the Company recorded a benefit of $96.4 million before income taxes in other comprehensive income during the nine months ended September 30, 2018.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the EPA each filed separate response briefs. The Company anticipates the court will make a decision whether or not to finalize the Settlement in the following months. The Company has an accrual associated with this matter which is included in accrued liabilities in the consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the consolidated balance sheets. While the work on the RI/FS is now complete, the final remedy has not yet been proposed or approved and, given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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

16. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended September 30, 2018
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(41,419)	$—	$7,431	$(362,776)	$(396,764)
Other comprehensive (loss) income before reclassifications	(2,037)	—	5,051	—	3,014
Income tax expense	(175)	—	(1,180)	—	(1,355)
Net other comprehensive (loss) income before reclassifications	(2,212)	—	3,871	—	1,659
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(5,695)	—	(5,695)
Realized (gains) losses - treasury rate locks(b)	—	—	123	—	123
Realized (gains) losses - interest rate swap(b)	—	—	661	—	661
Prior service credits(c)	—	—	—	(565)	(565)
Actuarial losses(c)	—	—	—	16,772	16,772
Total reclassifications before tax	—	—	(4,911)	16,207	11,296
Income tax benefit (expense)	—	—	1,163	(3,806)	(2,643)
Net reclassifications	—	—	(3,748)	12,401	8,653
Other comprehensive (loss) income	(2,212)	—	123	12,401	10,312
Balance, end of period	$(43,631)	$—	$7,554	$(350,375)	$(386,452)

	Three months ended September 24, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(42,938)	$—	$(6,940)	$(494,067)	$(543,945)
Other comprehensive income (loss) before reclassifications	26,754	—	(35,692)	—	(8,938)
Income tax (expense) benefit	(1,741)	—	13,220	—	11,479
Net other comprehensive income (loss) before reclassifications	25,013	—	(22,472)	—	2,541
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	7,901	—	7,901
Realized (gains) losses - commodity contracts(a)	—	—	16	—	16
Realized (gains) losses - treasury rate locks(b)	—	—	126	—	126
Prior service credits(c)	—	—	—	(287)	(287)
Actuarial losses(c)	—	—	—	11,813	11,813
Total reclassifications before tax	—	—	8,043	11,526	19,569
Income tax expense	—	—	(2,978)	(4,269)	(7,247)
Net reclassifications	—	—	5,065	7,257	12,322
Other comprehensive income (loss)	25,013	—	(17,407)	7,257	14,863
Balance, end of period	$(17,925)	$—	$(24,347)	$(486,810)	$(529,082)

	Nine months ended September 30, 2018
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$—	$(17,254)	$(460,943)	$(500,049)
Other comprehensive (loss) income before reclassifications	(21,604)	—	30,939	96,374	105,709
Income tax expense	(175)	—	(7,269)	(22,629)	(30,073)
Net other comprehensive (loss) income before reclassifications	(21,779)	—	23,670	73,745	75,636
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	58	—	58
Realized (gains) losses - commodity contracts(a)	—	—	85	—	85
Realized (gains) losses - treasury rate locks(b)	—	—	374	—	374
Realized (gains) losses - interest rate swap(b)	—	—	950	—	950
Prior service credits(c)	—	—	—	(1,696)	(1,696)
Actuarial losses(c)	—	—	—	49,817	49,817
Total reclassifications before tax	—	—	1,467	48,121	49,588
Income tax expense	—	—	(329)	(11,298)	(11,627)
Net reclassifications	—	—	1,138	36,823	37,961
Other comprehensive (loss) income	(21,779)	—	24,808	110,568	113,597
Balance, end of period	$(43,631)	$—	$7,554	$(350,375)	$(386,452)

	Nine months ended September 24, 2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss) before reclassifications	51,834	1,896	(60,245)	—	(6,515)
Income tax (expense) benefit	(1,627)	(702)	22,307	—	19,978
Net other comprehensive income (loss) before reclassifications	50,207	1,194	(37,938)	—	13,463
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	1,428	—	1,428
Realized (gains) losses - commodity contracts(a)	—	—	(49)	—	(49)
Realized (gains) losses - treasury rate locks(b)	—	—	315	—	315
Prior service credits(c)	—	—	—	(865)	(865)
Actuarial losses(c)	—	—	—	35,439	35,439
Total reclassifications before tax	—	—	1,694	34,574	36,268
Income tax expense	—	—	(627)	(12,805)	(13,432)
Net reclassifications	—	—	1,067	21,769	22,836
Other comprehensive income (loss)	50,207	1,194	(36,871)	21,769	36,299
Balance, end of period	$(17,925)	$—	$(24,347)	$(486,810)	$(529,082)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold

(b)	Amounts reclassified to net income are included in interest expense

(c)	Amounts reclassified are included in the computation of net periodic benefit cost; see Note 14 for information related to pension and postretirement benefit plans
17. Business Segments
Harley-Davidson, Inc. is the parent company for the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). The Company operates in two segments: the Motorcycles and Related Products (Motorcycles) segment and the Financial Services segment. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Motorcycles net revenue	$1,123,945	$962,136	$4,013,013	$3,867,982
Gross profit	347,415	274,313	1,353,273	1,322,098
Selling, administrative and engineering expense	266,921	256,961	797,323	750,848
Restructuring expense	14,832	—	74,044	—
Operating income from Motorcycles	65,662	17,352	481,906	571,250
Financial Services revenue	191,724	189,059	558,000	550,314
Financial Services expense	107,970	111,999	330,126	338,683
Operating income from Financial Services	83,754	77,060	227,874	211,631
Operating income	$149,416	$94,412	$709,780	$782,881

As discussed in Note 2, the Company adopted ASU 2017-07 on January 1, 2018, which required the Company to record the non-service cost components of net periodic benefit costs in non-operating income on a prospective and retrospective basis. As a result, operating income from Motorcycles excludes these costs for all periods presented.

18. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to the reportable segments. All supplemental data is presented in thousands.

	Three months ended September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,126,977	$—	$(3,032)	$1,123,945
Financial Services	—	192,188	(464)	191,724
Total revenue	1,126,977	192,188	(3,496)	1,315,669
Costs and expenses:
Motorcycles and Related Products cost of goods sold	776,530	—	—	776,530
Financial Services interest expense	—	44,696	—	44,696
Financial Services provision for credit losses	—	23,530	—	23,530
Selling, administrative and engineering expense	267,316	42,776	(3,427)	306,665
Restructuring expense	14,832	—	—	14,832
Total costs and expenses	1,058,678	111,002	(3,427)	1,166,253
Operating income	68,299	81,186	(69)	149,416
Other income (expense), net	644	—	—	644
Investment loss	(1,106)	—	—	(1,106)
Interest expense	7,762	—	—	7,762
Income before provision for income taxes	60,075	81,186	(69)	141,192
Provision for income taxes	10,613	16,724	—	27,337
Net income	$49,462	$64,462	$(69)	$113,855

	Nine months ended September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,021,268	$—	$(8,255)	$4,013,013
Financial Services	—	559,436	(1,436)	558,000
Total revenue	4,021,268	559,436	(9,691)	4,571,013
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,659,740	—	—	2,659,740
Financial Services interest expense	—	145,089	—	145,089
Financial Services provision for credit losses	—	72,462	—	72,462
Selling, administrative and engineering expense	798,544	120,830	(9,476)	909,898
Restructuring expense	74,044	—	—	74,044
Total costs and expenses	3,532,328	338,381	(9,476)	3,861,233
Operating income	488,940	221,055	(215)	709,780
Other income (expense), net	1,509	—	—	1,509
Investment income	112,630	—	(110,000)	2,630
Interest expense	23,180	—	—	23,180
Income before provision for income taxes	579,899	221,055	(110,215)	690,739
Provision for income taxes	110,529	49,254	—	159,783
Net income	$469,370	$171,801	$(110,215)	$530,956

	Three months ended September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$964,942	$—	$(2,806)	$962,136
Financial Services	—	189,932	(873)	189,059
Total revenue	964,942	189,932	(3,679)	1,151,195
Costs and expenses:
Motorcycles and Related Products cost of goods sold	687,823	—	—	687,823
Financial Services interest expense	—	46,169	—	46,169
Financial Services provision for credit losses	—	29,253	—	29,253
Selling, administrative and engineering expense	257,357	39,383	(3,202)	293,538
Total costs and expenses	945,180	114,805	(3,202)	1,056,783
Operating income	19,762	75,127	(477)	94,412
Other income (expense), net	2,296	—	—	2,296
Investment income	91,083	—	(90,000)	1,083
Interest expense	7,896	—	—	7,896
Income before provision for income taxes	105,245	75,127	(90,477)	89,895
Provision for income taxes	(6,134)	27,820	—	21,686
Net income	$111,379	$47,307	$(90,477)	$68,209

	Nine months ended September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,875,669	$—	$(7,687)	$3,867,982
Financial Services	—	552,201	(1,887)	550,314
Total revenue	3,875,669	552,201	(9,574)	4,418,296
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,545,884	—	—	2,545,884
Financial Services interest expense	—	133,866	—	133,866
Financial Services provision for credit losses	—	99,059	—	99,059
Selling, administrative and engineering expense	752,134	113,445	(8,973)	856,606
Total costs and expenses	3,298,018	346,370	(8,973)	3,635,415
Operating income	577,651	205,831	(601)	782,881
Other income (expense), net	6,887	—	—	6,887
Investment income	198,539	—	(196,000)	2,539
Interest expense	23,295	—	—	23,295
Income before provision for income taxes	759,782	205,831	(196,601)	769,012
Provision for income taxes	179,058	76,509	—	255,567
Net income	$580,724	$129,322	$(196,601)	$513,445

	September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$576,670	$350,322	$—	$926,992
Marketable securities	10,011	—	—	10,011
Accounts receivable, net	640,416	—	(308,107)	332,309
Finance receivables, net	—	2,116,386	—	2,116,386
Inventories	516,247	—	—	516,247
Restricted cash	—	36,471	—	36,471
Other current assets	106,259	44,783	—	151,042
Total current assets	1,849,603	2,547,962	(308,107)	4,089,458
Finance receivables, net	—	5,187,176	—	5,187,176
Property, plant and equipment, net	833,279	51,681	—	884,960
Prepaid pension costs	140,763	—	—	140,763
Goodwill	55,318	—	—	55,318
Deferred income taxes	25,780	39,203	(1,424)	63,559
Other long-term assets	151,815	19,799	(89,048)	82,566
	$3,056,558	$7,845,821	$(398,579)	$10,503,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,395	$327,679	$(308,107)	$310,967
Accrued liabilities	483,964	80,427	441	564,832
Short-term debt	—	1,373,859	—	1,373,859
Current portion of long-term debt, net	—	1,526,156	—	1,526,156
Total current liabilities	775,359	3,308,121	(307,666)	3,775,814
Long-term debt, net	742,458	3,454,059	—	4,196,517
Pension liability	54,138	—	—	54,138
Postretirement healthcare liability	112,798	—	—	112,798
Other long-term liabilities	170,464	38,003	3,094	211,561
Commitments and contingencies (Note 15)
Shareholders’ equity	1,201,341	1,045,638	(94,007)	2,152,972
	$3,056,558	$7,845,821	$(398,579)	$10,503,800

	December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$338,186	$349,335	$—	$687,521
Accounts receivable, net	483,709	—	(153,723)	329,986
Finance receivables, net	—	2,105,662	—	2,105,662
Inventories	538,202	—	—	538,202
Restricted cash	—	47,518	—	47,518
Other current assets	132,999	48,521	(5,667)	175,853
Total current assets	1,493,096	2,551,036	(159,390)	3,884,742
Finance receivables, net	—	4,859,424	—	4,859,424
Property, plant and equipment, net	922,280	45,501	—	967,781
Prepaid pension costs	19,816	—	—	19,816
Goodwill	55,947	—	—	55,947
Deferred income taxes	66,877	43,515	(1,319)	109,073
Other long-term assets	138,344	23,593	(86,048)	75,889
	$2,696,360	$7,523,069	$(246,757)	$9,972,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,263	$167,057	$(153,723)	$227,597
Accrued liabilities	444,028	90,942	(5,148)	529,822
Short-term debt	—	1,273,482	—	1,273,482
Current portion of long-term debt, net	—	1,127,269	—	1,127,269
Total current liabilities	658,291	2,658,750	(158,871)	3,158,170
Long-term debt, net	741,961	3,845,297	—	4,587,258
Pension liability	54,606	—	—	54,606
Postretirement healthcare liability	118,753	—	—	118,753
Other long-term liabilities	171,200	35,503	2,905	209,608
Commitments and contingencies (Note 15)
Shareholders’ equity	951,549	983,519	(90,791)	1,844,277
	$2,696,360	$7,523,069	$(246,757)	$9,972,672

	September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$311,029	$372,105	$—	$683,134
Accounts receivable, net	690,152	—	(347,028)	343,124
Finance receivables, net	—	2,058,168	—	2,058,168
Inventories	469,091	—	—	469,091
Restricted cash	—	52,209	—	52,209
Other current assets	146,012	46,956	(10,552)	182,416
Total current assets	1,616,284	2,529,438	(357,580)	3,788,142
Finance receivables, net	—	5,042,857	—	5,042,857
Property, plant and equipment, net	892,260	42,355	—	934,615
Goodwill	55,898	—	—	55,898
Deferred income taxes	109,116	73,424	(1,965)	180,575
Other long-term assets	149,257	22,499	(85,484)	86,272
	$2,822,815	$7,710,573	$(445,029)	$10,088,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,205	$366,940	$(347,028)	$277,117
Accrued liabilities	479,753	104,814	(10,609)	573,958
Short-term debt	—	834,875	—	834,875
Current portion of long-term debt, net	—	1,530,401	—	1,530,401
Total current liabilities	736,958	2,837,030	(357,637)	3,216,351
Long-term debt, net	741,797	3,865,994	—	4,607,791
Pension liability	52,471	—	—	52,471
Postretirement healthcare liability	162,925	—	—	162,925
Other long-term liabilities	154,696	34,071	3,234	192,001
Commitments and contingencies (Note 15)
Shareholders’ equity	973,968	973,478	(90,626)	1,856,820
	$2,822,815	$7,710,573	$(445,029)	$10,088,359

	Nine months ended September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$469,370	$171,801	$(110,215)	$530,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	193,289	3,172	—	196,461
Amortization of deferred loan origination costs	—	61,213	—	61,213
Amortization of financing origination fees	497	5,710	—	6,207
Provision for long-term employee benefits	28,162	—	—	28,162
Employee benefit plan contributions and payments	(11,035)	—	—	(11,035)
Stock compensation expense	26,122	3,000	—	29,122
Net change in wholesale finance receivables related to sales	—	—	(18,400)	(18,400)
Provision for credit losses	—	72,462	—	72,462
Deferred income taxes	(2,991)	4,343	105	1,457
Other, net	28,426	699	215	29,340
Changes in current assets and liabilities:
Accounts receivable, net	(169,168)	—	154,384	(14,784)
Finance receivables - accrued interest and other	—	1,374	—	1,374
Inventories	8,270	—	—	8,270
Accounts payable and accrued liabilities	170,001	152,028	(138,423)	183,606
Derivative instruments	1,124	103	—	1,227
Other	19,411	3,173	(5,667)	16,917
Total adjustments	292,108	307,277	(7,786)	591,599
Net cash provided by operating activities	761,478	479,078	(118,001)	1,122,555

	Nine months ended September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(110,493)	(9,352)	—	(119,845)
Origination of finance receivables	—	(5,845,799)	2,806,639	(3,039,160)
Collections on finance receivables	—	5,363,333	(2,798,638)	2,564,695
Other	(21,753)	—	—	(21,753)
Net cash used by investing activities	(132,246)	(491,818)	8,001	(616,063)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,144,018	—	1,144,018
Repayments of medium-term notes	—	(877,488)	—	(877,488)
Repayments of securitization debt	—	(224,507)	—	(224,507)
Borrowings of asset-backed commercial paper	—	120,903	—	120,903
Repayments of asset-backed commercial paper	—	(156,258)	—	(156,258)
Net increase in credit facilities and unsecured commercial paper	—	102,154	—	102,154
Dividends paid	(186,105)	(110,000)	110,000	(186,105)
Purchase of common stock for treasury	(195,998)	—	—	(195,998)
Issuance of common stock under employee stock option plans	3,157	—	—	3,157
Net cash used by financing activities	(378,946)	(1,178)	110,000	(270,124)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,802)	(765)	—	(12,567)
Net increase (decrease) in cash, cash equivalents and restricted cash	$238,484	$(14,683)	$—	$223,801
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$338,186	$408,024	$—	$746,210
Net increase (decrease) in cash, cash equivalents and restricted cash	238,484	(14,683)	—	223,801
Cash, cash equivalents and restricted cash—end of period	$576,670	$393,341	$—	$970,011

	Nine months ended September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$580,724	$129,322	$(196,601)	$513,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	158,938	5,036	—	163,974
Amortization of deferred loan origination costs	—	62,052	—	62,052
Amortization of financing origination fees	491	5,621	—	6,112
Provision for long-term employee benefits	22,427	—	—	22,427
Employee benefit plan contributions and payments	(43,060)	—	—	(43,060)
Stock compensation expense	23,223	2,358	—	25,581
Net change in wholesale finance receivables related to sales	—	—	36,678	36,678
Provision for credit losses	—	99,059	—	99,059
Deferred income taxes	3,450	(8,656)	55	(5,151)
Other, net	(14,671)	2,946	603	(11,122)
Changes in current assets and liabilities:
Accounts receivable, net	(211,115)	—	181,948	(29,167)
Finance receivables - accrued interest and other	—	317	—	317
Inventories	50,016	—	—	50,016
Accounts payable and accrued liabilities	75,957	199,855	(187,054)	88,758
Derivative instruments	2,708	44	—	2,752
Other	(45,830)	1,731	10,503	(33,596)
Total adjustments	22,534	370,363	42,733	435,630
Net cash provided by operating activities	603,258	499,685	(153,868)	949,075

	Nine months ended September 24, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(105,591)	(8,431)	—	(114,022)
Origination of finance receivables	—	(5,791,241)	2,863,869	(2,927,372)
Collections on finance receivables	—	5,386,123	(2,906,001)	2,480,122
Other	7,272	—	—	7,272
Net cash used by investing activities	(98,319)	(413,549)	(42,132)	(554,000)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	893,668	—	893,668
Repayments of medium-term notes	—	(400,000)	—	(400,000)
Repayments of securitization debt	—	(367,298)	—	(367,298)
Borrowings of asset-backed commercial paper	—	371,253	—	371,253
Repayments of asset-backed commercial paper	—	(129,690)	—	(129,690)
Net decrease in credit facilities and unsecured commercial paper	—	(225,038)	—	(225,038)
Dividends paid	(190,121)	(196,000)	196,000	(190,121)
Purchase of common stock for treasury	(465,167)	—	—	(465,167)
Issuance of common stock under employee stock option plans	7,884	—	—	7,884
Net cash used by financing activities	(647,404)	(53,105)	196,000	(504,509)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27,954	863	—	28,817
Net (decrease) increase in cash, cash equivalents and restricted cash	$(114,511)	$33,894	$—	$(80,617)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$425,540	$401,591	$—	$827,131
Net (decrease) increase in cash, cash equivalents and restricted cash	(114,511)	33,894	—	(80,617)
Cash, cash equivalents and restricted cash—end of period	$311,029	$435,485	$—	$746,514
19. Subsequent Event

In October 2018, the Company announced a voluntary safety recall for a hydraulic clutch assembly on all model year 2017 and 2018 Touring, Trike and CVO Touring models and certain 2017 Softail models. The recall includes approximately 238,300 motorcycles globally. The Company estimates the cost of the recall to the Company to be approximately $35 million, which will be recorded in the fourth quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc. and all its subsidiaries. The Company operates in two segments: Motorcycles and Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook sections are only made as of October 23, 2018 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 8, 2018), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income was $113.9 million, or $0.68 per diluted share, for the third quarter of 2018 compared to $68.2 million, or $0.40 per diluted share, in the third quarter of 2017. Operating income from the Motorcycles segment increased $48.3 million compared to last year’s third quarter primarily due to a 16.7% increase in wholesale motorcycle shipments. Operating income from the Financial Services segment in the third quarter of 2018 was $83.8 million, up 8.7% compared to the year-ago quarter primarily due to a lower provision for credit losses.

Worldwide dealer retail sales of new Harley-Davidson motorcycles in the third quarter of 2018 were down 7.8% compared to the third quarter of 2017. In the U.S., retail sales were down 13.3% on a weak U.S. industry which declined 9.8% for the same period. Retail sales in international markets were up 2.6% compared to the prior year third quarter. International retail sales grew behind strong performance in western Europe and emerging markets.

The Company expects the U.S. industry to remain challenged into 2019 and will continue to proactively address these weak conditions. In the near-term, the Company is introducing exciting new products and adding innovation that customers value on its new motorcycles. The Company will continue to aggressively manage supply and execute marketing efforts to encourage motorcycle trials and increase the conversion of these trials into sales. In the mid-to-long term, the Company is accelerating its strategy to build the next generation of Harley-Davidson riders. The Company's previously announced More Roads to Harley-Davidson plan is aimed at strengthening the Company's core business as it grows more riders globally. The Company believes it is building the proper foundation and driving the right fundamentals to help steer the industry back to growth.

Outlook(1)
On October 23, 2018, the Company provided the following information concerning its expectations for 2018:

The Company continues to expect to meet its 2018 shipment guidance despite the weak U.S. industry; however, it expects shipments to be toward the low end of its guidance range. The Company expects to ship 231,000 to 236,000 motorcycles to dealers worldwide in 2018, which is down approximately 2% to 4% from 2017. In the fourth quarter of 2018, the Company expects to ship approximately 45,800 to 50,800 motorcycles, compared to 47,198 units shipped in the fourth quarter of 2017. The Company expects that 2018 full year U.S. dealer retail sales will be down compared to 2017 partially offset by growth in international retail sales compared to the prior year. The Company expects 2018 year-end U.S. retail inventory to be flat to 2017 and retail inventory in international markets to be up as it has continued to add new dealers.

The Company continues to expect operating margin as a percent of revenue for the Motorcycles segment to be approximately 9% to 10% for the full year 2018. However, given the expected cost of a voluntary safety recall announced in the fourth quarter of 2018, the Company believes its full year operating margin will likely finish at the low end of the guidance range. The voluntary safety recall relates to a hydraulic clutch assembly on all model year 2017 and 2018 Touring, Trike and CVO Touring models and certain 2017 Softail models. The voluntary recall includes approximately 238,300 motorcycles globally. The Company estimates the cost of the recall to be approximately $35 million, which will be recorded in the fourth quarter of 2018.

The Company expects the gross margin percent for the Motorcycles segment to be down for the full year 2018 compared to 2017. Gross margin as a percent of revenue in 2018 is expected to benefit from pricing on model year 2018 and 2019 motorcycles, favorable product mix and favorable foreign currency exchange rates. However, the Company expects these positive impacts to be more than offset by increased manufacturing expense and incremental tariff costs. Manufacturing expense is expected to be higher than in 2017 due to $15 million to $20 million of temporary inefficiencies related to the Company's manufacturing optimization plan and higher depreciation. Refer to "Manufacturing Optimization Costs and Savings" below for further information regarding the Company’s manufacturing optimization plan.

The Company expects incremental costs related to tariffs of approximately $43 million to $48 million in 2018, down from its prior expectation of $45 million to $55 million. The Company's expectations for the impact of recently enacted tariffs includes incremental costs of approximately $15 million to $20 million related to U.S. tariffs on imported steel and aluminum and approximately $25 million for European Union tariffs imposed on the Company’s products. Additionally, China recently increased tariffs on imported motorcycles produced in the U.S. by 25 percentage points, and the U.S. has increased tariffs for certain products imported from China. The Company's expectation for incremental costs related to tariffs includes approximately $3 million related to China.

The Company continues to expect selling, administrative and engineering expense for the Motorcycles segment to be higher in 2018 compared to 2017, but largely flat to 2017 when expressed as a percent of revenue. The Company expects selling, administrative and engineering expense to be up behind increased investments in marketing and product development as the Company works to grow ridership globally.

The Company's 2018 Motorcycles segment operating margin guidance includes expected manufacturing optimization costs which consist of the cost of temporary inefficiencies noted above as well as $85 million to $95 million in restructuring expenses.

The Company now expects operating income from Financial Services to be up in 2018 as compared to 2017. The Company had expected 2018 operating income from Financial Services to be flat to up slightly compared to 2017.

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

The Company now expects its full year effective tax rate will be approximately 22.5% to 24.0%, which is down from its previous expectation of 23.5% to 25.0%. This guidance excludes the effect of potential future adjustments associated with revisions to the tax expense recorded in the fourth quarter of 2017 related to the enactment of the 2017 Tax Act, other new tax legislation, or audit settlements. The Company continues to regard its income tax estimates related to the 2017 Tax Act as provisional under SAB 118. The Company believes future guidance, interpretations, and pronouncements may add clarity to the numerous aspects of the 2017 Tax Act that may impact the Company and may result in revisions to the Company’s provisional estimates.
The Company has reduced its estimated capital expenditures for 2018 by $20 million and now expects capital expenditures to be between $230 million and $250 million, which includes approximately $50 million to support the manufacturing optimization plan. The Company anticipates it will have the ability to fund all capital expenditures in 2018 with cash flows generated by operations.

Manufacturing Optimization Plan Costs and Savings(1)

In January 2018, the Company commenced a significant, multi-year manufacturing optimization plan anchored by the consolidation of its final assembly plant in Kansas City, Missouri into its plant in York, Pennsylvania. As the operations are consolidated, the Company expects approximately 800 jobs will be eliminated with the closure of Kansas City operations and approximately 450 jobs will be added in York through 2019. As part of this manufacturing optimization plan, the Company will also close its wheel operations in Adelaide, Australia resulting in the elimination of approximately 90 jobs. The following table summarizes the expected costs and savings associated with the manufacturing optimization plan as of October 23, 2018:

(in millions)	2018	2019	2020	Total
Costs related to temporary inefficiencies	$15 - $20	$15 - $20	n/a	$30 - $40
Restructuring expenses	$85 - $95	$40 - $50	n/a	$125 - $145
	$100 - $115	$55 - $70		$155 - $185
% cash	70%	70%		70%

	2018	2019	2020	Ongoing
Annual cash savings	-	$25 - $30	$45 - $50	$65 - $75

The cost estimates above reflect a $15 million decrease in total costs from the Company's previous estimates. This includes a reduction in 2018 of $20 million and $25 million to the low and high ends of the range, respectively, offset by increases in 2019 of $5 million and $10 million to the low and high ends of the range, respectively.

The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $40 to $45 million, $50 to $55 million and $35 to $45 million, respectively. The timing of cash payments for restructuring costs may not occur in the same fiscal period that the Company records the expense.

The Company recorded restructuring expenses totaling $14.8 million and $74.0 million and costs related to temporary inefficiencies of $6.2 million and $9.3 million during the three and nine month periods ended September 30, 2018, respectively. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information concerning restructuring expenses. The Company expects total capital expenditures of $75 million associated with the manufacturing optimization plan through 2019, including $50 million in 2018.

Results of Operations for the Three Months Ended September 30, 2018
Compared to the Three Months Ended September 24, 2017
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 30, 2018	September 24, 2017	Increase (Decrease)	% Change
Operating income from Motorcycles and Related Products	$65,662	$17,352	$48,310	278.4%
Operating income from Financial Services	83,754	77,060	6,694	8.7
Operating income	149,416	94,412	55,004	58.3
Other income (expense), net	644	2,296	(1,652)	(72.0)
Investment (loss) income	(1,106)	1,083	(2,189)	(202.1)
Interest expense	7,762	7,896	(134)	(1.7)
Income before provision for income taxes	141,192	89,895	51,297	57.1
Provision for income taxes	27,337	21,686	5,651	26.1
Net income	$113,855	$68,209	$45,646	66.9%
Diluted earnings per share	$0.68	$0.40	$0.28	70.0%
Consolidated operating income was up $55.0 million in the third quarter of 2018, or 58.3%, compared to the same period last year. Operating income from the Motorcycles segment improved $48.3 million, or 278.4%, compared to the third quarter of 2017, and operating income from the Financial Services segment increased $6.7 million, or 8.7%, compared to the third quarter of 2017. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Other income in the third quarter was adversely impacted by higher amortization of actuarial losses following a 2018 first quarter remeasurement of the assets and obligations of the qualified pension plan.
The effective income tax rate for the third quarter of 2018 was 19.4% compared to 24.1% for the third quarter of 2017. The lower effective income tax rate was primarily due to the impact of the 2017 Tax Act enacted in December 2017, partially offset by a lower benefit from discrete tax adjustments recorded in the third quarter of 2018 compared to the third quarter of 2017.
Diluted earnings per share were $0.68 in the third quarter of 2018, up 70.0% from the same period in the prior year. The increase in diluted earnings per share was driven by a 66.9% increase in net income and also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 170.7 million in the third quarter of 2017 to 166.7 million in the third quarter of 2018, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	September 30, 2018	September 30, 2017	(Decrease) Increase	% Change
United States	36,220	41,793	(5,573)	(13.3)%

Europe(b)	9,239	8,970	269	3.0
EMEA - Other	1,304	1,108	196	17.7
Total EMEA	10,543	10,078	465	4.6

Asia Pacific(c)	4,578	5,136	(558)	(10.9)
Asia Pacific - Other	2,855	2,321	534	23.0
Total Asia Pacific	7,433	7,457	(24)	(0.3)

Latin America	2,577	2,306	271	11.8
Canada	2,453	2,575	(122)	(4.7)
Total International Retail Sales	23,006	22,416	590	2.6
Total Worldwide Retail Sales	59,226	64,209	(4,983)	(7.8)%

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

Retail sales of new Harley-Davidson motorcycles in the U.S. were down 13.3% in the third quarter of 2018. Overall, U.S. retail sales of new Harley-Davidson motorcycles were adversely impacted by the continued weak U.S. industry, which was down 9.8% in the third quarter compared to the third quarter of 2017. The Company believes that industry sales of new motorcycles continued to be adversely impacted by soft used motorcycle prices, partially offset by less severe hurricane impacts compared to the third quarter of 2017. The Company believes Hurricane Florence had a nominal impact on 2018 third quarter retail sales of new Harley-Davidson motorcycles.
Prices for used Harley-Davidson motorcycles remain at historically low levels compared to new; however, the Company is encouraged by positive momentum in used motorcycle pricing. Wholesale prices of used Harley-Davidson motorcycles at auction during the third quarter of 2018 were up from year-ago levels, and third-party pricing services continued to publish higher retail values year-over-year for used Harley-Davidson motorcycles during the third quarter of 2018. Additionally, for the fifth consecutive quarter, prices of used Harley-Davidson motorcycles in the Company's dealer network were higher than prior year.
Retail sales of used Harley-Davidson motorcycles in the U.S. were up through August 2018 compared to the prior year. Additionally, the share of combined new and used motorcycle registrations in the U.S. attributable to Harley-Davidson motorcycles was up in 2018 through August after having also been up for each of the last 9 consecutive full years. (Source for data regarding used motorcycle sales: IHS Markit Used Registrations for On-Highway and Dual Purpose motorcycles with engines 601+cc in the U.S. from 2008 through August 2018). While the Company does not benefit directly from sales of used motorcycles, the Company believes used motorcycle sales are an indicator of the health of the Harley-Davidson brand and provide prospects for future new motorcycle sales.
The Company's U.S. market share of new 601+cc motorcycles for the third quarter of 2018 was 50.9%, down 2.2 percentage points from the same period last year. The Company's U.S. market share reflects the adverse impact of relatively strong growth in segments in which it does not currently compete. In the Touring and Cruiser segments, which represent approximately 70% of the 601+cc market, where the Company does compete, its market share was up slightly during the third quarter and was up 1.0 percentage point on a year-to-date basis (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were up 2.6% in the third quarter. Retail sales in emerging markets were up 17.5% during the third quarter partially offset by lower retail sales in developed markets, which declined 2.5% during the third quarter. In developed markets, retail sales grew in western Europe driven by strong sales of the Company's new Softail motorcycles. However, retail sales in Japan and Australia continued to be weak in the third quarter behind contracting industry sales and competitive new product introductions in segments outside of the Touring and Cruiser segments. Retail sales in Canada were also down 4.7% in the third quarter of 2018. The Company continues efforts to drive demand in these markets through marketing programs with a significant focus on national test ride campaigns. The Company also continued to expand its international dealer network, opening 9 new dealers during the third quarter of 2018.

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 30, 2018		September 24, 2017		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
United States	26,213	53.9%	19,668	47.2%	6,545	33.3%
International	22,426	46.1%	21,994	52.8%	432	2.0
Harley-Davidson motorcycle units	48,639	100.0%	41,662	100.0%	6,977	16.7%
Touring motorcycle units	22,204	45.7%	14,674	35.2%	7,530	51.3%
Cruiser motorcycle units	16,049	33.0%	17,292	41.5%	(1,243)	(7.2)
Sportster® / Street motorcycle units	10,386	21.3%	9,696	23.3%	690	7.1
Harley-Davidson motorcycle units	48,639	100.0%	41,662	100.0%	6,977	16.7%
The Company shipped 48,639 Harley-Davidson motorcycles worldwide during the third quarter of 2018, which was 16.7% higher than the third quarter of 2017 and in line with the Company's expectations. In the third quarter of last year, the Company reduced shipments to U.S. dealers to allow them to focus on selling model year 2017 motorcycles and reduce retail inventory levels as the Company launched its model year 2018 motorcycles. The shipment reduction in 2017 also resulted in a lower than normal mix of Touring motorcycles in the third quarter of 2017. In the fourth quarter of 2018, the Company expects mix to be largely flat compared to the fourth quarter of 2017.(1)
The Company believes its 2018 shipment cadence resulted in lower U.S. dealer inventory throughout the selling season and significantly improved the mix of new model year versus prior model year motorcycle inventory in the U.S. dealer network. At the end of the third quarter of 2018, U.S. dealer retail inventory of new motorcycles was down approximately 2,200 motorcycles compared to the end of the prior year quarter. Combined with the reduction of 12,200 motorcycles at the end of last year’s third quarter compared to the prior year, U.S. retail inventory at the end of the third quarter of 2018 has been reduced by approximately 14,400 units over the last two years.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	September 30, 2018	September 24, 2017	Increase (Decrease)	% Change
Revenue(a):
Motorcycles	$821,670	$639,849	$181,821	28.4%
Parts & Accessories	212,406	228,993	(16,587)	(7.2)
General Merchandise	58,266	72,687	(14,421)	(19.8)
Licensing	10,680	9,904	776	7.8
Other	20,923	10,703	10,220	95.5
Total revenue	1,123,945	962,136	161,809	16.8
Cost of goods sold	776,530	687,823	88,707	12.9
Gross profit	347,415	274,313	73,102	26.6
Operating expenses:
Selling & administrative expense	221,812	212,553	9,259	4.4
Engineering expense	45,109	44,408	701	1.6
Restructuring expense	14,832	—	14,832	—
Operating expense	281,753	256,961	24,792	9.6
Operating income from Motorcycles	$65,662	$17,352	$48,310	278.4%

(a)
In connection with the adoption of ASU 2014-09, the Company has changed its presentation of disaggregated Motorcycles segment revenue and the prior period has been recast to reflect the new presentation.

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2017 to the third quarter of 2018 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 24, 2017	$962.1	$687.8	$274.3
Volume	84.6	56.4	28.2
Price, net of related cost	31.8	11.0	20.8
Foreign currency exchange rates and hedging	(14.4)	(7.0)	(7.4)
Shipment mix	59.8	25.7	34.1
Raw material prices	—	3.8	(3.8)
Manufacturing and other costs	—	(1.2)	1.2
Total	161.8	88.7	73.1
Three months ended September 30, 2018	$1,123.9	$776.5	$347.4
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2017 to the third quarter of 2018:

•
The increase in volume was due to higher wholesale motorcycle shipments partially offset by decreased P&A and general merchandise sales. The P&A revenue decline was in line with the decline in new motorcycle retail sales during the quarter and general merchandise revenue was down given last year’s strong sell-in of the Company's 115th anniversary product.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year. Wholesale and manufacturer's suggested retail weighted-average pricing of the Company's new model year 2019 motorcycles increased approximately 2.5%.

•
Revenue was adversely impacted by weaker weighted-average foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The unfavorable revenue impact was partially offset by higher net gains associated with foreign currency hedging and the remeasurement of foreign-denominated balance sheet accounts.

•	Revenue and gross profit were positively impacted by a shift in the mix of motorcycle families shipped during the quarter as compared to prior year.

•	Raw material prices were higher primarily due to increased steel and aluminum costs which includes the impacts of U.S. tariffs on steel and aluminum imports.

•
Manufacturing and other costs benefited from increased fixed cost absorption on higher production volume; however, these benefits were mostly offset by higher tariff costs and temporary inefficiencies associated with the manufacturing optimization plan. In the third quarter of 2018, the Company incurred incremental tariff costs of $9.9 million associated with tariffs enacted in the European Union.

The increase in operating expenses during the third quarter of 2018 was due to higher selling, administrative and engineering expenses and a $14.8 million restructuring expense related to the Company's manufacturing optimization plan.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 30, 2018	September 24, 2017	Increase (Decrease)	% Change
Interest income	$166,013	$163,831	$2,182	1.3%
Other income	25,451	24,777	674	2.7
Securitization and servicing fee income	260	451	(191)	(42.4)
Financial Services revenue	191,724	189,059	2,665	1.4
Interest expense	44,696	46,169	(1,473)	(3.2)
Provision for credit losses	23,530	29,253	(5,723)	(19.6)
Operating expenses	39,744	36,577	3,167	8.7
Financial Services expense	107,970	111,999	(4,029)	(3.6)
Operating income from Financial Services	$83,754	$77,060	$6,694	8.7%
Interest income was favorable in the third quarter of 2018 due to higher average retail receivables and a higher average wholesale yield, partially offset by lower average wholesale receivables.
Interest expense decreased due to lower cost of funds driven by the repayment of the Company's 6.80% medium-term notes which matured in June 2018, partially offset by effects of a rising interest rate environment.
The provision for credit losses decreased $5.7 million compared to the third quarter of 2017. The retail motorcycle provision decreased $7.3 million primarily due to a decrease in the retail reserve rate as compared to an increase in the reserve rate during the third quarter of 2017, driven by lower retail credit losses. This favorability was partially offset by higher retail receivables in the third quarter of 2018 compared to the third quarter of 2017. The wholesale provision increased $1.6 million as a result of an increase in the wholesale reserve rate and a smaller decrease in wholesale receivables during the third quarter of 2018 compared to the third quarter of 2017.
Operating expenses increased $3.2 million compared to the third quarter of 2017 driven primarily by higher employee-related expenses.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 30, 2018	September 24, 2017
Balance, beginning of period	$193,930	$193,528
Provision for credit losses	23,530	29,253
Charge-offs, net of recoveries	(24,013)	(27,199)
Balance, end of period	$193,447	$195,582
Results of Operations for the Nine Months Ended September 30, 2018
Compared to the Nine Months Ended September 24, 2017
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 30, 2018	September 24, 2017	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$481,906	$571,250	$(89,344)	(15.6)%
Operating income from Financial Services	227,874	211,631	16,243	7.7
Operating income	709,780	782,881	(73,101)	(9.3)
Other income (expense), net	1,509	6,887	(5,378)	(78.1)
Investment income	2,630	2,539	91	3.6
Interest expense	23,180	23,295	(115)	(0.5)
Income before provision for income taxes	690,739	769,012	(78,273)	(10.2)
Provision for income taxes	159,783	255,567	(95,784)	(37.5)
Net income	$530,956	$513,445	$17,511	3.4%
Diluted earnings per share	$3.17	$2.95	$0.22	7.5%
Consolidated operating income was down 9.3% in the first nine months of 2018 due to a decrease in operating income from the Motorcycles segment of $89.3 million, or 15.6%, compared to the first nine months of 2017. The decline in operating income from the Motorcycles segment was partially offset by an increase in operating income from the Financial Services segment of $16.2 million in the first nine months of 2018 compared to the same period last year. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.
Other income in the first nine months was adversely impacted by higher amortization of actuarial losses and pension curtailment expense following a 2018 first quarter remeasurement of the assets and obligations of the qualified pension plan.
The effective income tax rate for the first nine months of 2018 was 23.1% compared to 33.2% for the same period in 2017. The lower effective income tax rate was primarily due to the impact of the 2017 Tax Act enacted in December 2017.
Diluted earnings per share were $3.17 in the first nine months of 2018, up 7.5% from the same period in the prior year on higher net income and lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 174.3 million in the first nine months of 2017 to 167.7 million in the first nine months of 2018, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Nine months ended
	September 30, 2018	September 30, 2017	(Decrease) Increase	% Change
United States	112,019	124,777	(12,758)	(10.2)%

Europe(b)	34,967	33,311	1,656	5.0
EMEA - Other	4,282	4,164	118	2.8
Total EMEA	39,249	37,475	1,774	4.7

Asia Pacific(c)	14,126	15,782	(1,656)	(10.5)
Asia Pacific - Other	7,354	6,846	508	7.4
Total Asia Pacific	21,480	22,628	(1,148)	(5.1)

Latin America	7,652	7,003	649	9.3
Canada	8,340	8,763	(423)	(4.8)
Total International Retail Sales	76,721	75,869	852	1.1
Total Worldwide Retail Sales	188,740	200,646	(11,906)	(5.9)%

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
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 10.2% in the first nine months of 2018 and continued to be adversely impacted by a weak U.S. industry, which was down 8.7% compared to the same period last year. The Company's U.S. market share of new 601+cc motorcycles for the first nine months of 2018 was 49.7%, down 1.0 percentage point compared to the same period last year (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were up 1.1% in the first nine months of 2018. Retail sales in international emerging markets were up 7.1% during the first nine months of 2018 while retail sales in developed markets declined 0.7%. In developed markets, retail sales growth in western Europe was more than offset by lower retail sales in Japan, Australia, and Canada.
The Company's 2018 market share of new 601+cc motorcycles in Europe was 10.4% through September, up 0.8 percentage points compared to the prior year (Source: Association des Constructeurs Europeens de Motocycles).

Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Nine months ended
	September 30, 2018	September 30, 2017	(Decrease) Increase	% Change
United States(b)	222,468	243,718	(21,250)	(8.7)%
Europe(c)	347,884	345,701	2,183	0.6%

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 30, 2018		September 24, 2017
	Units	Mix %	Units	Mix %	Unit (Decrease) Increase	Unit % Change
United States	108,057	58.4%	118,418	60.9%	(10,361)	(8.7)%
International	77,119	41.6%	75,882	39.1%	1,237	1.6
Harley-Davidson motorcycle units	185,176	100.0%	194,300	100.0%	(9,124)	(4.7)%
Touring motorcycle units	84,125	45.4%	80,392	41.4%	3,733	4.6%
Cruiser motorcycle units	61,951	33.5%	67,693	34.8%	(5,742)	(8.5)
Sportster® / Street motorcycle units	39,100	21.1%	46,215	23.8%	(7,115)	(15.4)
Harley-Davidson motorcycle units	185,176	100.0%	194,300	100.0%	(9,124)	(4.7)%

 The Company shipped 185,176 Harley-Davidson motorcycles worldwide during the first nine months of 2018, which was 4.7% lower than the same period in 2017 on slower year-over-year retail sales in the U.S. The shipment mix of Touring motorcycles increased as a percent of total shipments while the mix of Cruiser, Sportster®, and Street motorcycle shipments declined slightly as compared to the same period last year.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Nine months ended
	September 30, 2018	September 24, 2017	Increase (Decrease)	% Change
Revenue(a):
Motorcycles	$3,144,796	$2,975,650	$169,146	5.7%
Parts & Accessories	612,495	633,532	(21,037)	(3.3)
General Merchandise	183,520	191,540	(8,020)	(4.2)
Licensing	29,445	29,237	208	0.7
Other	42,757	38,023	4,734	12.5
Total revenue	4,013,013	3,867,982	145,031	3.7
Cost of goods sold	2,659,740	2,545,884	113,856	4.5
Gross profit	1,353,273	1,322,098	31,175	2.4
Operating expenses:
Selling & administrative expense	653,666	622,905	30,761	4.9
Engineering expense	143,657	127,943	15,714	12.3
Restructuring expense	74,044	—	74,044	—
Operating expense	871,367	750,848	120,519	16.1
Operating income from Motorcycles	$481,906	$571,250	$(89,344)	(15.6)%

(a)
In connection with the adoption of ASU 2014-09, the Company has changed its presentation of disaggregated Motorcycles segment revenue and the prior period has been recast to reflect the new presentation.

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2017 to the first nine months of 2018 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 24, 2017	$3,868.0	$2,545.9	$1,322.1
Volume	(196.5)	(119.7)	(76.8)
Price, net of related costs	95.9	54.4	41.5
Foreign currency exchange rates and hedging	47.9	39.6	8.3
Shipment mix	197.7	100.7	97.0
Raw material prices	—	13.2	(13.2)
Manufacturing and other costs	—	25.6	(25.6)
Total	145.0	113.8	31.2
Nine months ended September 30, 2018	$4,013.0	$2,659.7	$1,353.3
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2017 to the first nine months of 2018:

•	The decrease in volume was due to lower wholesale motorcycle shipments, as well as decreased P&A and general merchandise sales.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.

•
Revenue was positively impacted by stronger weighted-average foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The favorable revenue impact was partially offset by higher net foreign currency losses due primarily to the remeasurement of foreign-denominated balance sheet accounts, as compared to the prior year.

•	Shipment mix changes resulted in a positive impact on gross profit resulting from favorable changes in the mix of motorcycle families, as well as the mix of models within motorcycle families.

•	Raw material prices were higher primarily due to increased steel and aluminum costs which includes the impacts of U.S. tariffs on steel and aluminum imports.

•
Manufacturing and other costs were negatively impacted by lower fixed cost absorption due to lower production, higher depreciation, higher tariff costs and temporary inefficiencies associated with the manufacturing optimization plan. In 2018, the Company incurred incremental tariff costs of $9.9 million associated with tariffs enacted in the European Union.

The increase in operating expenses during the first nine months of 2018 was due primarily to increased spending on marketing and product development activities as well as a $74.0 million restructuring expense related to the Company's manufacturing optimization plan.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 30, 2018	September 24, 2017	Increase (Decrease)	% Change
Interest income	$478,693	$471,988	$6,705	1.4%
Other income	78,391	76,790	1,601	2.1
Securitization and servicing fee income	916	1,536	(620)	(40.4)
Financial Services revenue	558,000	550,314	7,686	1.4
Interest expense	145,089	133,866	11,223	8.4
Provision for credit losses	72,462	99,059	(26,597)	(26.8)
Operating expenses	112,575	105,758	6,817	6.4
Financial Services expense	330,126	338,683	(8,557)	(2.5)
Operating income from Financial Services	$227,874	$211,631	$16,243	7.7%
Interest income was higher for the first nine months of 2018 due to higher average retail receivables, partially offset by lower average wholesale receivables.
Interest expense increased due to a higher cost of funds and higher average outstanding debt.
The provision for credit losses decreased $26.6 million compared to the first nine months of 2017. The retail motorcycle provision decreased $27.3 million driven by a decrease in the retail reserve rate as compared to an increase in the reserve rate during the first nine months of 2017, driven by lower retail credit losses. This favorability was partially offset by a larger increase in retail receivables as compared to the first nine months of 2017. The wholesale provision increased $0.7 million.
Annualized credit losses for the Company's retail motorcycle loans were 1.55% through September 30, 2018 compared to 1.73% through September 24, 2017. The 30-day delinquency rate for retail motorcycle loans at September 30, 2018 was 3.60% compared to 3.72% at September 24, 2017.
Operating expenses increased $6.8 million compared to the nine months ended September 24, 2017 driven primarily by higher employee-related expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 30, 2018	September 24, 2017
Balance, beginning of period	$192,471	$173,343
Provision for credit losses	72,462	99,059
Charge-offs, net of recoveries	(71,486)	(76,820)
Balance, end of period	$193,447	$195,582

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as of September 30, 2018 to reflect the new projected principal and interest payments for the remainder of 2018 and beyond as follows (in thousands):

	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments on debt	$1,414,961	$3,050,982	$1,550,955	$1,100,000	$7,116,898
Interest payments on debt	34,921	259,504	141,178	374,206	809,809
	$1,449,882	$3,310,486	$1,692,133	$1,474,206	$7,926,707
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at September 30, 2018 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations, and senior unsecured notes are shown without reduction for debt issuance costs. Refer to Note 10 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of September 30, 2018, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Commitments and Contingencies
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the EPA each filed separate response briefs. The Company anticipates the court will make a decision whether or not to finalize the Settlement in the following months. The Company has an accrual associated with this matter which is included in accrued liabilities in the consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the consolidated balance sheets. While the work on the RI/FS is now complete, the final remedy has not yet been proposed or approved and, given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
Liquidity and Capital Resources as of September 30, 2018(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities, and return value to shareholders.(1) The Company will evaluate opportunities to return cash to its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Financial Services operations have been funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, and asset-backed securitizations.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under credit facilities. The following table summarizes the Company’s cash and availability under credit and conduit facilities (in thousands):

September 30, 2018
Cash and cash equivalents	$926,992
Current marketable securities	10,011
Total cash and cash equivalents and marketable securities	937,003

Credit facilities	196,141
Asset-backed U.S. commercial paper conduit facilities(a)	634,956
Asset-backed Canadian commercial paper conduit facility(a)	20,998
Total availability under credit and conduit facilities	852,095
Total	$1,789,098

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Nine months ended
	September 30, 2018	September 24, 2017
Net cash provided by operating activities	$1,122,555	$949,075
Net cash used by investing activities	(616,063)	(554,000)
Net cash used by financing activities	(270,124)	(504,509)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,567)	28,817
Net increase (decrease) in cash, cash equivalents and restricted cash	$223,801	$(80,617)

Operating Activities
The increase in cash provided by operating activities for the first nine months of 2018 compared to the same period in 2017 was primarily due to favorable changes in working capital and lower cash outflows for retirement plans. During the first nine months of 2017, the Company made a $25.0 million voluntary contribution to its qualified pension plan. There was no comparable voluntary contribution in the first nine months of 2018 and none are planned for the remainder of 2018.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance originations and collections. Capital expenditures were $119.8 million in the first nine months of 2018 compared to $114.0 million in the same period last year. Net cash outflows for finance receivables for the first nine months of 2018 were $474.5 million, which was $27.2 million higher than the same period last year.

Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments, and debt activity. Cash outflows for share repurchases were $196.0 million in the first nine months of 2018 compared to $465.2 million in the same period last year. Share repurchases during the first nine months of 2018 totaled 4.3 million shares of common stock related to discretionary share repurchases and 0.2 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of September 30, 2018, there were 21.3 million shares remaining on board-approved share repurchase authorizations. The Company paid dividends of $1.110 and $1.095 per share totaling $186.1 million and $190.1 million during the first nine months of 2018 and 2017, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $108.8 million in the first nine months of 2018 compared to net cash inflows of $142.9 million in the first nine months of 2017. The Company’s total outstanding debt consisted of the following (in thousands):

	September 30, 2018	September 24, 2017
Unsecured commercial paper	$1,373,859	$834,875
Asset-backed Canadian commercial paper conduit facility	149,418	122,130
Asset-backed U.S. commercial paper conduit facilities	265,044	280,308
Medium-term notes, net	4,437,279	4,564,124
Senior unsecured notes, net	742,458	741,797
Asset-backed securitization debt, net	128,474	429,833
Total debt	$7,096,532	$6,973,067
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 30, 2018 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	BBB+	Negative (long-term only)
Fitch	F1	A	Stable
Credit Facilities – In April 2018, the Company entered into a $780.0 million five-year credit facility to replace the $675.0 million five-year credit facility that was due to mature in April 2019 and also terminated the $100.0 million 364-day credit facility that would have matured at the end of April 2018. The new five-year credit facility matures in April 2023. The Company also has a $765.0 million five-year credit facility which matures in April 2021. The two five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. In May 2018, the Company renewed its $25.0 million 364-day credit facility that was due to mature in that month. The $25.0 million credit facility bears interest at variable interest rates, and the Company pays a fee based on the unused portion of the $25.0 million commitment. This credit facility matures in May 2019.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.55 billion as of September 30, 2018 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 30, 2018 (in thousands):

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

The fixed-rate Notes provide for semi-annual interest payments and the floating-rate Notes provide for quarterly interest payments. Principal on the Notes is due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $12.7 million and $13.4 million at September 30, 2018 and September 24, 2017, respectively. During the nine months ended September 30, 2018 and September 24, 2017, $877.5 million of 6.80% and $400.0 million of 2.70% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.

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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 30, 2018, the Canadian Conduit has an expiration date of June 28, 2019.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$7,600	$6,200	$6,300	$5,500
Second quarter	38,900	32,200	14,200	12,400
Third quarter	—	—	—	—
	$46,500	$38,400	$20,500	$17,900

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

The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$32,900	$29,300	$333,400	$300,000
Second quarter	59,100	53,300	28,200	24,000
Third quarter	—	—	34,100	29,600
	$92,000	$82,600	$395,700	$353,600

The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment of $900.0 million. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2018, the U.S. Conduit Facilities have an expiration date of December 12, 2018.
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
There were no on or off-balance sheet asset-backed securitization transactions during the nine months ended September 30, 2018 or September 24, 2017.
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
At September 30, 2018, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company's ability to meet the targets and expectations noted above depends upon, among other factors, the Company's ability to (i) execute its business plans and strategies, including the elements of the More Roads to Harley-Davidson plan that the Company disclosed on July 30, 2018, and strengthen its existing business while enabling growth, (ii) manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally, (iii) execute its strategy of growing ridership, globally, (iv) effectively execute the Company’s manufacturing optimization initiative within expected costs and timing and successfully carry out its global manufacturing and assembly operations, (v) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, (vi) negotiate and successfully implement a strategic alliance relationship with a local partner in Asia, (vii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (viii) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, (ix) realize expectations concerning market demand for electric models, which may depend in part on the building of necessary infrastructure, (x) prevent, detect, and remediate any issues with its motorcycles or any issues associated with manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xi) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xii) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (xiii) reduce other costs to offset costs of the More Roads to Harley-Davidson plan and redirect capital without adversely affecting its existing business, (xiv) balance production volumes for its new motorcycles with consumer demand, (xv) manage risks that arise through expanding international manufacturing, operations and sales, (xvi) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (xvii) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness, (xviii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xix) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xx) retain and attract talented employees, (xxi) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security, (xxii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xxiii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business, (xxiv) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xxv) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxvi) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxvii) manage its exposure to product liability claims and commercial or contractual disputes, and (xxviii) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s earnings related to its operations outside the U.S. are impacted by changes in foreign currency exchange rates. The majority of the Company’s exposure relates to the Euro, Australian dollar, Japanese yen, Canadian dollar, Mexican peso, and Brazilian real. A weakening in foreign currencies relative to the U.S. dollar will generally have an adverse effect on revenue related to sales made in those foreign currencies offset by a corresponding positive impact from natural hedges created by the operating costs incurred in those same foreign currencies. As the majority of the Company’s manufacturing occurs in the U.S., the Company’s operating expenses paid in foreign currencies generally include limited manufacturing costs and the selling and administrative costs incurred at the Company’s international locations. In addition, to the extent the Company carries foreign-denominated cash, receivables or accounts payable, those amounts are also exposed to foreign currency remeasurements that can impact the Company’s earnings.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended September 30, 2018:

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 to August 5	5,109	$42	5,109	23,247,303
August 6 to September 2	1,110,548	$43	1,110,548	22,137,398
September 3 to September 30	830,900	$44	830,900	21,306,498
Total	1,946,557	$44	1,946,557

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company repurchased 1.9 million shares on a discretionary basis during the quarter ended September 30, 2018 under this authorization. In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock with no dollar limit or expiration date. As of September 30, 2018, 21.3 million shares remained under these authorizations.
Under the share repurchase authorizations, the Company’s common stock may be purchased through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, block trades, accelerated share repurchases, or privately negotiated transactions. The number of shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume, and general market conditions, as well as on working capital requirements, general business conditions, and other factors. The repurchase authority has no expiration date but may be suspended, modified, or discontinued at any time.
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2018, the Company acquired 5,752 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
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

HARLEY-DAVIDSON, INC.

Date: November 8, 2018	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: November 8, 2018	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)