Form 10-K
period 2018-12-31
HARLEY DAVIDSON INC
filed 2019-02-28
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at July 1, 2018: $6,987,984,229
Number of shares of the registrant’s common stock outstanding at February 1, 2019: 159,543,955 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 9, 2019

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2018

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed by the Company in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “estimates,” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A of this report and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of January 29, 2019 and the remaining forward-looking statements in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 28, 2019), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
Strategy
The Company's long-term strategy, announced in 2017, is to build the next generation of Harley-Davidson riders globally and includes the following 2027 objectives:

•	Build two million new Harley-Davidson riders in the U.S.

•	Grow the Harley-Davidson international business to 50 percent of its total annual volume

•	Launch 100 new, high-impact Harley-Davidson motorcycles

•	Deliver superior return on invested capital for HDMC that falls within the top quartile of the S&P 500

•	Grow the business without growing its environmental impact

On July 30, 2018, the Company disclosed its “More Roads to Harley-Davidson” plan to accelerate the Company's strategy to build the next generation of riders globally. The More Roads to Harley-Davidson plan through 2022 includes three growth catalysts:

•	New products - keep current riders engaged and inspire new riders by extending heavyweight leadership and expanding into new markets and segments

•	Broader access - meet customers where they are and how they want to engage with a multi-channel retail experience

•	Stronger dealers - drive a performance framework to improve dealer financial strength and the Harley-Davidson customer experience
Motorcycles and Related Products Segment
The Motorcycles segment consists of HDMC, which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and related services. The Company conducts business on a global basis, with sales in the United States, Canada, Latin America, Europe/Middle East/Africa (EMEA) and Asia Pacific.

The following table includes Motorcycles segment revenue by product line as a percent of total revenue for the last three fiscal years(a):

	2018	2017	2016
Motorcycles	78.1%	76.6%	76.9%
Parts & Accessories	15.2%	16.3%	15.9%
General Merchandise	4.9%	5.3%	5.4%
Licensing	0.8%	0.8%	0.8%
Other	1.0%	1.0%	1.0%
	100.0%	100.0%	100.0%

(a)
In connection with the adoption of ASU 2014-09, the Company has changed its presentation of disaggregated Motorcycles segment revenue and the prior period has been recast to reflect the new presentation.

Motorcycles - The Company's current Harley-Davidson motorcycle offerings include cruiser and touring models that feature unique styling, innovative design, distinctive sound, and superior quality with the ability to customize. These Harley-Davidson motorcycles generally have engines with displacements that are greater than 601cc's, up to a maximum displacement of approximately 1900cc's.
The total on-road motorcycle market is comprised of the following segments:

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
The Company's current lineup of motorcycles competes primarily in the cruiser and touring segments of the market. Competition in the segments of the motorcycle market in which the Company currently competes is based upon a number of factors including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of the dealer network that sells the product. The Company believes its motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. The Company emphasizes remarkable styling, customization, innovation, sound, quality and reliability in its products and generally offers a two-year warranty for its motorcycles. The Company considers the availability of a line of motorcycle parts & accessories and general merchandise, the availability of financing through HDFS and its global network of independent dealers to be competitive advantages.
Under the More Roads to Harley-Davidson plan, the Company intends to introduce new products including electric motorcycles; a new middle-weight platform of motorcycles that includes adventure touring, custom and streetfighter models with engine displacements ranging from 500cc's to 1250cc's; and smaller displacement motorcycles for emerging markets. The Company plans to introduce these new motorcycles between 2019 and 2022, starting with a new electric motorcycle, LiveWireTM, in the second half of 2019.
Motorcycle Industry Data - In 2018, the U.S. and European markets accounted for approximately 76% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles. The most significant other markets for the Company, based on the Company's 2018 retail sales data, were Japan, Australia, and Canada.
In the U.S., the 601+cc portion of the motorcycle market represented approximately 77% of the total motorcycle market in 2018, based on new units registered. The cruiser and touring segments accounted for approximately 70% of the U.S. 601+cc market in 2018. Harley-Davidson has been the historical market share leader in the U.S. 601+cc portion of the motorcycle market (U.S. industry data source: Motorcycle Industry Council).

The following chart includes U.S. retail registration data for 601+cc motorcycles for the years 2016 through 2018:
U.S. Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2018	2017	2016
Total new motorcycle registrations	263.8	288.8	311.7
Harley-Davidson new registrations	131.1	146.5	159.5
	49.7%	50.7%	51.2%

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

The European 601+cc motorcycle market is larger than the U.S. market and customer preferences differ from those of U.S. customers. The touring and cruiser segments represented approximately 51% of the European 601+cc market in 2018 compared to approximately 70% of the 601+ cc market in the U.S.
The following chart includes European retail registration data for 601+cc motorcycles for the years 2016 through 2018:
European Motorcycle Registration Data(a)(b)
601+cc (Units in thousands)

	2018	2017	2016
Total new motorcycle registrations	397.7	390.6	391.9
Harley-Davidson new registrations	40.9	38.1	42.3
	10.3%	9.8%	10.8%

(a)	On-road 601+cc models include dual purpose models, three-wheeled vehicles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)
Europe data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by the Association des Constructeurs Europeens de Motocycles (ACEM), an independent agency. This third-party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7 of this report. The Company’s source for retail sales data in Item 7 of this report is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Harley-Davidson Street® 500 motorcycles which are excluded from the 601+cc units included in the retail registration data in this table. In addition, some differences may arise related to the timing of data submissions to the independent sources.

Parts & Accessories (P&A) and General Merchandise – The Company offers a complete line of Harley-Davidson P&A and General Merchandise. P&A products are comprised of replacement parts (Genuine Motor Parts) and mechanical and cosmetic accessories (Genuine Motor Accessories). General Merchandise includes MotorClothes® apparel and riding gear.
Licensing – The Company creates an awareness of the Harley-Davidson brand among its customers and the non-riding public by licensing the name “Harley-Davidson” and other trademarks owned by the Company for use on a wide range of products for enthusiasts and others.
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
Trademarks are important to the Company’s motorcycle business and licensing activities. The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. Additionally, the Company uses numerous other trademarks, trade names and logos which are registered worldwide. The following are among the Company’s trademarks: HARLEY-DAVIDSON, H-D, HARLEY, the Bar & Shield Logo, MOTORCLOTHES, the MotorClothes Logo, the Willie G Skull Logo, HARLEY OWNERS GROUP, H.O.G., the H.O.G. Logo, SOFTAIL and SPORTSTER. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. Substantially all of the Company’s trademarks are owned by H-D U.S.A., LLC, a subsidiary of the Company, which also manages the Company’s global trademark strategy and portfolio.
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
Customer experiences have traditionally been at the center of much of the Company’s marketing. To attract customers and achieve its goals, the Company participates in motorcycle rallies and special motorcycle events around the world, racing activities, music festivals, sports events and other special events.
The Harley Owners Group (H.O.G.®) promotes Harley-Davidson products and the related lifestyle and sponsors motorcycle events, including rallies and rides for Harley-Davidson motorcycle enthusiasts throughout the world.
The Company's Harley-Davidson® Riding Academy offers a series of rider education experiences that provide both new and experienced riders with deeper engagement in the sport of motorcycling by teaching basic and advanced motorcycling skills and knowledge. The courses are conducted by a network of participating Harley-Davidson dealerships in the U.S., China, Mexico and Colombia, enabling students to experience the Harley-Davidson lifestyle, environment, people and products as they learn.
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
The Company's Harley-Davidson Museum in Milwaukee, Wisconsin is a unique destination that the Company believes builds and strengthens bonds between riders and Harley-Davidson and enhances the Harley-Davidson brand among the public at large.
Distribution – The Company’s products are retailed primarily through a network of independent dealers, of which the majority sell Harley-Davidson motorcycles exclusively. These dealerships stock and sell the Company’s motorcycles, P&A, general merchandise and licensed products, and perform service on Harley-Davidson motorcycles. The Company believes the quality retail experience that its independent dealers provide is a differentiating and strategic advantage for the Company.

The Company distributes its motorcycles and related products to a network of independent dealers located in approximately 100 countries worldwide. The following table includes the number of worldwide Harley-Davidson independent dealerships by geographic location as of December 31, 2018:

	United States	Canada	Latin America	EMEA	Asia Pacific	Total
Dealerships	691	69	64	412	299	1,535
P&A, general merchandise and licensed products are also retailed through eCommerce channels in certain markets. In the U.S., the Company operates an eCommerce site that offers products sold through participating authorized U.S. Harley-Davidson dealers and also sells directly to consumers through a well-known third-party eCommerce site. The Company also utilizes third-party eCommerce sites in select international markets.
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
Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of the Company’s wholesale motorcycle shipments primarily correlates with the timing of retail sales. The Company utilizes flexible or surge manufacturing capabilities to help align the production and wholesale shipment of motorcycles with the retail selling season. This provides the Company the ability to reduce the impact of seasonality on inventory levels in the U.S. and Canada. In EMEA, Asia Pacific and Latin America, the Company utilizes a distribution process whereby Company-owned inventory is maintained locally at a level sufficient to fulfill dealer orders as needed.
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
The majority of the Company's motorcycles are manufactured at facilities located in the U.S. The Company's U.S. manufacturing facilities supply the U.S. market as well as certain international markets. Additionally, the Company operates facilities in Thailand, Brazil, India and Australia. The Company began producing at its new facility in Thailand in 2018, which currently manufactures motorcycles for certain Asian markets. In Brazil, the Company operates a Complete Knock Down (CKD) assembly facility, which assembles motorcycles sold in Brazil from component kits sourced from the Company’s U.S. plants and suppliers. In India, the Company operates a manufacturing facility that includes both CKD assembly of certain motorcycles for sale in India and production of the Company’s Street 750® motorcycles for distribution to markets outside of North America. Like its U.S. manufacturing facilities, the Company’s Thailand, Brazil and India operations are focused on driving world-class performance. The motorcycles assembled at the Company's international facilities have the same authentic look, sound, feel and quality of a motorcycle manufactured by the Company's U.S. facilities. These international facilities enable the Company to be close to the customer, provide quality products at a competitive price and grow its overall international business. In early 2019, the Company will cease operation of its manufacturing facility in Australia, which had produced a portion of its wheels for its motorcycles. These wheels will be sourced from other current suppliers.
Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve strategic objectives and deliver cost and quality improvements over the long-term.(1)
The Company's principal raw materials that are purchased include steel and aluminum castings, forgings, steel sheet and bar. The Company also purchases certain motorcycle components including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components, instruments and wheels. The Company closely monitors the overall viability of its supply base. At this time, the Company does not anticipate difficulties in obtaining raw materials or components.(1)
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.

The Company’s motorcycles and certain other products that are sold in the United States are subject to certification by the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect.(1) Additionally, certain of the Company’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. Because the Company expects that environmental standards will become more stringent over time, the Company will continue to incur research, development and production costs in this area for the foreseeable future.(1)
The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the last three years, the Company has accrued $110.0 million associated with 9 voluntary recalls related to Harley-Davidson motorcycles.
Employees – As of December 31, 2018, the Motorcycles segment had approximately 5,300 employees.

Approximately 2,200 unionized employees at the U.S. manufacturing facilities are represented as follows:

•	York, Pennsylvania - International Association of Machinist and Aerospace Workers (IAM), collective bargaining agreement will expire on October 15, 2022

•	Kansas City, Missouri - United Steelworkers of America (USW) and IAM, collective bargaining agreement will expire on December 31, 2019

•	Milwaukee, Wisconsin - USW and IAM, collective bargaining agreements will expire on March 31, 2019

•	Tomahawk, Wisconsin - USW, collective bargaining agreement will expire on March 31, 2019
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
Wholesale Financial Services – HDFS provides wholesale financial services to Harley-Davidson dealers, including floorplan and open account financing of motorcycles and motorcycle parts and accessories. HDFS offers wholesale financial services to Harley-Davidson dealers in the United States and Canada, and during 2018, all of such dealers utilized those services at some point during the year.
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
In the United States, HDFS financed 64.9% of new Harley-Davidson motorcycles retailed by independent dealers during 2018, compared to 61.2% in 2017. In Canada, HDFS financed 39.9% of new Harley-Davidson motorcycles retailed by independent dealers during 2018, compared to 41.9% in 2017. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to Harley-Davidson dealers in their local markets.
Trademarks – HDFS uses various trademarks and trade names for its financial services and products which are licensed from H-D U.S.A., LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.
Seasonality – HDFS experiences seasonal variations in retail financing activities based on the timing of regional riding seasons in the U.S. and Canada. In general, from mid-March through August, retail financing volume is greatest. HDFS wholesale financing volume is affected by inventory levels at Harley-Davidson dealers. Dealers generally have higher inventory in the first half of the year. As a result, outstanding wholesale finance receivables are generally higher during the same period.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act granted the federal Consumer Financial Protection Bureau (the Bureau) significant supervisory, enforcement, and rule-making authority in the area of consumer financial products and services. Certain Bureau actions and regulations will directly impact HDFS and its operations. For example, the Bureau has supervisory authority over non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS.
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
Employees – As of December 31, 2018, the Financial Services segment had approximately 600 employees.
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
In addition, the Company makes available, through its website, the following corporate governance materials: (a) the Company’s Corporate Governance Policy; (b) Committee Charters approved by the Company’s Board of Directors for the

Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability Committee; (c) the Company’s Financial Code of Ethics; (d) the Company’s Code of Business Conduct (the Code of Conduct); (e) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (f) a list of the Company’s Board of Directors; (g) the Company’s Bylaws; (h) the Company’s Environmental and Energy Policy; (i) the Company’s Policy for Managing Disclosure of Material Information; (j) the Company’s Supplier Code of Conduct in four languages including English; (k) the Sustainability Strategy Report; (l) the list of compensation survey participants used as market reference points for various components of compensation as reported in the Company’s Notice of Annual Meeting and Proxy Statement filed with the SEC on March 29, 2018, which compensation relates to the Company’s named executive officers; (m) the California Transparency in Supply Chain Act Disclosure; (n) Statement on Conflict Minerals; (o) Political Engagement and Contributions 2017-2018; and (p) the Company's Clawback Policy. The Company's Notice of Annual Meeting and Proxy Statement to be filed with the SEC on or about March 29, 2019, which will include information related to the compensation of the Company's named executive officers, will be made available through its website.
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

•
Changes in trade policies, including the imposition of tariffs, their enforcement, and downstream consequences, may continue to have a material adverse impact on our business, results of operations, and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements, and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. To date, the European Union has placed a 25% incremental tariff (31% total tariff) on motorcycles imported into the European Union from the U.S., and that is scheduled to increase to a 50% incremental tariff (56% total tariff) effective June 1, 2021. Shipments of motorcycles to the European Union are a significant and growing portion of the Company’s total motorcycle sales. The China tariffs on Harley-Davidson motorcycles exported from the U.S. increased from 30% to 55%, effective August 23, 2018, and are set to remain in place indefinitely. In addition, the U.S government has imposed tariffs of 25% on steel imports and 10% on aluminum imports from certain countries, which has resulted in increased costs to the Company for these materials.

Without limitation, (i) tariffs currently in place, (ii) the imposition by the U.S. government of new tariffs on imports to the U.S. and/or (iii) the imposition by foreign countries of tariffs on U.S. products, including tariffs imposed in response to U.S. tariffs, could materially increase: (a) the cost of our products that we are offering for sale in relevant countries, (b) the cost of certain products that we source from foreign manufacturers, and (c) certain raw materials that we utilize, the prices of which tariffs may impact. We may not be able to pass such increased costs on to our dealers or their customers, and we may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Such developments could have a material adverse impact on our business, financial condition and results of operations.

The Company previously disclosed plans to mitigate the impact of the current incremental European Union and China tariffs by the end of 2019. The Company is pursuing regulatory approvals for motorcycles sourced in Thailand to receive lower tariff treatment, but it is uncertain whether the Company will succeed in obtaining these regulatory approvals. As a result, the Company is considering multiple other options to serve the EU market should they be required. Options other than assembling motorcycles in Thailand would likely not result in mitigating the full impact of the current incremental European Union tariffs by the end of 2019.

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

•
The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to change in terms of styling preferences and advances in new technology, and at the same time, it is subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies. The Company may not be able to achieve its goal of introducing 100 new, high-impact motorcycle models between 2017 and 2027, and introducing those models may still not lead to the desired result of driving unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences and market demands while maintaining the unique look, sound and feel associated with Harley-Davidson products, and development of electric vehicles will present challenges to the Company’s ability to maintain such look, sound and feel. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

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

•
Changes in general economic and business conditions, tightening of credit and retail markets, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Weakened economic conditions in certain business sectors and geographic areas can also result in reduced demand for the Company's products. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

•
Expanding international sales and operations subjects the Company to risks that may have a material adverse effect on its business. Expanding international sales and operations is a part of the Company’s long-term business strategy, particularly in light of the U.S. market conditions. There is no assurance that the Company will accomplish this successfully. Further, to support that strategy, the Company must increase its presence outside the U.S., including additional employees and investment in business infrastructure and operations. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government laws and regulations and U.S. laws and regulations that apply to international operations, and the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability or cash flows. This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”). Business practices that may be accepted in other countries can violate U.S. or other laws that apply to the Company. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.

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

•
A cybersecurity breach may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party service providers and vendors receive, store, and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, mobile applications, planned connected vehicle services offerings and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to the continually evolving cybersecurity risks. The Company's plan to offer connected vehicle services will heighten these risks. Unauthorized parties have attempted to and may attempt in the future to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving our employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. The Company has experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.

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

•
The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency and to mitigate failure risks from older/aged technologies currently in its portfolio. The Company has several large, strategic information system projects in process. As new systems and technologies (and related strategies) are implemented, the Company could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to its manufacturing and other business processes. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations and older technologies may fail, which may have a material adverse effect on the Company’s business and results of operations. In the case of the Company's planned electronic vehicle services offering, these risks are heightened because these services are dependent on (1) the successful implementation of complex third-party cloud solutions, (2) the ability of a rider's motorcycle and mobile application to successfully connect to each other, and (3) the support of cellular carriers.

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
Environmental - The Company’s motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as the California Air Resources Board, and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. If the Company fails to meet existing or new requirements, then the Company may be unable to sell certain products or may be subject to fines or penalties. Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company may face greater regulatory or customer pressure to develop products that generate less emissions. This may require the Company to spend additional funds on research, product development, and implementation costs and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is a sweeping piece of legislation impacting financial services and the full effect will not be fully known for years, as regulations that are intended to implement the Dodd-Frank Act are adopted, and the text of the Dodd-Frank Act is analyzed by stakeholders and possibly the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the Bureau). The Bureau has significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the Bureau will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet fully known. Compliance may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required. Compliance may create operational constraints and place limits on pricing. Failure to comply, as well as changes to laws and regulations, or the imposition of additional laws and regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations. The Bureau also has supervisory authority over certain non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS, allowing the Bureau to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, changes to processes and procedures, product-related changes or consumer refunds, or other actions.

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

•
The Company relies on third-party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company may experience supply problems relating to raw materials and components such as unfavorable pricing, poor quality, or untimely delivery. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material or natural disasters. Further, Company suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

•
The Company’s Motorcycles segment is dependent upon unionized labor. Substantially all of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. Harley-Davidson Motor Company is currently a party to five collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Missouri and Wisconsin will expire in 2019, and agreements with employees in Pennsylvania will expire in 2022. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. The Company's decisions regarding opening, closing, expanding, contracting or restructuring its facilities may require changes to existing or new bargaining agreements. Failure to renew agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on the Company’s business and results of operations.

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

•
The Company must maintain stakeholder confidence in its operating ethics and corporate governance practices. The Company believes it has a history of good corporate governance and operating ethics. The Company has a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain its reputation for good corporate governance and strong operating ethics may have a material adverse effect on the Company’s business and results of operations.

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

•
Regulations related to materials that the Company purchases to use in its products could cause the Company to incur additional expenses and may have other adverse consequences. Laws or regulations impacting our supply chain, such as the UK Modern Slavery Act, could affect the sourcing and availability of some of the raw materials that the Company uses in the manufacturing of its products. The Company's supply chain is complex, and if it is not able to fully understand its supply chain, then the Company may face reputational challenges with customers, investors or others. For example, many countries in which the Company distributes its products are beginning to introduce regulations that require knowledge and disclosure of virtually all materials and chemicals in the Company’s products. Accordingly, the Company could incur significant costs related to the process of complying with these laws, including potential difficulty or added costs in satisfying the disclosure requirements.

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
Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties
The following is a summary of the principal operating properties of the Company as of December 31, 2018:
Motorcycles and Related Products Segment

Type of Facility	Location	Approximate Square Feet	Status
Corporate Office	Milwaukee, WI	515,000	Owned
Museum	Milwaukee, WI	130,000	Owned
Manufacturing(1)	Menomonee Falls, WI	915,000	Owned
Product Development Center	Wauwatosa, WI	409,000	Owned
Manufacturing(2)	Tomahawk, WI	226,000	Owned
Manufacturing(3)	York, PA	571,000	Owned
Manufacturing(4)	Kansas City, MO	456,000	Owned
Manufacturing(5)	Rayong, Thailand	220,000	Owned
Manufacturing(6)	Manaus, Brazil	108,000	Lease expiring 2019
Regional Office	Oxford, England	39,000	Lease expiring 2022
Manufacturing(7)	Bawal, India	68,000	Lease expiring 2019
Regional Office	Singapore	24,000	Lease expiring 2020
Manufacturing(8)	Adelaide, Australia	485,000	Lease expiring 2019

(1)	Motorcycle powertrain production.

(2)	Plastic parts production and painting.

(3)	Motorcycle parts fabrication, painting and Softail® and touring model assembly.

(4)
Motorcycle parts fabrication, painting and Dyna®, Sportster®, Softail® and Street platform assembly. The Kansas City plant will be closed in 2019 in the course of the Company's manufacturing optimization plan.

(5)	Production of select models for certain Asian markets.

(6)	Assembly of select models for the Brazilian market.

(7)	Assembly of select models for the Indian market and production of the Street platform for non-North American markets.

(8)	Motorcycle wheel production. The Adelaide plant will be closed in 2019 in the course of the Company's manufacturing optimization plan.
Financial Services Segment

Type of Facility	Location	Approximate Square Feet	Status
Office(1)	Chicago, IL	26,000	Lease expiring 2022
Office(2)	Plano, TX	69,000	Lease expiring 2025
Office(3)	Carson City, NV	100,000	Owned

(1)	Corporate headquarters

(2)	Wholesale and retail operations

(3)	Retail operations
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the EPA each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement. The Company has an accrual associated with this matter which is included in accrued liabilities in the consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the consolidated balance sheets. While the work on the RI/FS is now complete and the final remedy was proposed in late 2018, it has not yet been approved, and given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
Item 4.    Mine Safety Disclosures
Not Applicable
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange, Inc. under the trading symbol HOG.
As of February 1, 2019, there were 70,327 shareholders of record of Harley-Davidson, Inc. common stock.
The Company’s share repurchases include discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended December 31, 2018:

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to November 4	1,951,787	$40	1,951,787	19,363,944
November 5 to December 2	2,129,526	$41	2,129,526	17,234,544
December 3 to December 31	824,477	$36	824,477	16,410,310
Total	4,905,790	$40	4,905,790
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date. In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock with no dollar limit or expiration date. As of December 31, 2018, 16.4 million shares remained under these authorizations.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2018, the Company acquired 9,602 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.
Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s 500 Index as the broad-based index and the Standard & Poor’s MidCap 400 Index as a more specific comparison. The Standard & Poor’s MidCap 400 Index was chosen because the Company does not believe that any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2013 and that all dividends are reinvested.

	2013 ($)	2014 ($)	2015 ($)	2016 ($)	2017 ($)	2018 ($)
Harley-Davidson, Inc.	100	97	68	90	81	56
Standard & Poor’s MidCap 400 Index	100	108	104	126	146	130
Standard & Poor’s 500 Index	100	114	115	129	157	150

 Item 6.     Selected Financial Data

(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Statement of income data:
Revenue:
Motorcycles and Related Products	$4,968,646	$4,915,027	$5,271,376	$5,308,744	$5,567,681
Financial Services	748,229	732,197	725,082	686,658	660,827
Total revenue	$5,716,875	$5,647,224	$5,996,458	$5,995,402	$6,228,508
Net income	$531,451	$521,759	$692,164	$752,207	$844,611
Weighted-average common shares:
Basic	165,672	171,995	179,676	202,681	216,305
Diluted	166,504	172,932	180,535	203,686	217,706
Earnings per common share:
Basic	$3.21	$3.03	$3.85	$3.71	$3.90
Diluted	$3.19	$3.02	$3.83	$3.69	$3.88
Dividends paid per common share	$1.48	$1.46	$1.40	$1.24	$1.10
Balance sheet data:
Total assets(a)	$10,665,664	$9,972,672	$9,890,240	$9,972,977	$9,515,870
Total debt(a)	$7,599,276	$6,988,009	$6,807,567	$6,872,198	$5,492,402
Total equity(b)	$1,773,949	$1,844,277	$1,920,158	$1,839,654	$2,909,286

(a)
The Company adopted ASU No. 2015-03 and ASU No. 2015-15 on January 1, 2016. Upon adoption, the Company reclassified debt issuance cost, other than debt issuance costs related to line of credit arrangements (which include its asset-backed commercial paper and commercial paper programs and its credit facilities), from other assets to debt.

(b)
The Company adopted ASU No. 2014-09 on January 1, 2018. Upon adoption, the Company recorded a net increase to the opening balance of retained earnings of $6.0 million, net of income taxes, to recognize the cumulative effect of the adoption.

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

(1) Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes”, “anticipates”, “expects”, “plans”, or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Risk Factors” in Item 1A and under “Cautionary Statements” in Item 7 of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Outlook section are only made as of January 29, 2019 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 28, 2019), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income for 2018 was $531.5 million, or $3.19 per diluted share, compared to $521.8 million, or $3.02 per diluted share, in 2017.
Operating income from the Motorcycles segment in 2018 was down $184.4 million compared to 2017 due primarily to lower wholesale motorcycle shipments and higher costs related to the impact of incremental tariffs, increased metals costs, voluntary recalls and restructuring activities.
During 2018, incremental European Union and China tariffs were imposed on the Company's products shipped from the U.S., as well as U.S. incremental tariffs on certain items imported from certain international markets. The European Union tariffs on Harley-Davidson motorcycles exported from the U.S. increased from 6% to 31% effective June 22, 2018. By their current terms, these tariffs are scheduled to increase to 56% effective June 1, 2021. The China tariffs on Harley-Davidson products exported from the U.S. increased from 30% to 55%, effective August 23, 2018, and are set to remain in place indefinitely. The Company also experienced increased costs for metals resulting from U.S. steel and aluminum tariffs, but the Company does not refer to these costs as part of incremental tariffs.
Operating income from the Financial Services segment in 2018 was up $15.9 million or 5.8% compared to prior year, primarily due to higher revenues and a lower provision for credit losses.
The overall decline in the Company's consolidated operating income during 2018 was more than offset by lower income tax expense which decreased $186.9 million in 2018 primarily due to the favorable impact of the Tax Cuts and Jobs Act (2017 Tax Act) enacted in December 2017.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles decreased 6.1% in 2018 compared to the prior year. U.S. retail sales fell 10.2% on continued weakness in the U.S. industry which declined 8.7% for the same period. Retail sales in international markets increased 0.4% compared to 2017.

The Company expects the U.S. industry to remain challenged into 2019 and will continue to address these weak conditions. In the near-term, the Company is introducing exciting new products and adding innovation that customers value on its new motorcycles. The Company will continue to aggressively manage supply and execute marketing efforts to encourage motorcycle trials and increase the conversion of these trials into sales. The Company is also working to accelerate its strategy to build the next generation of Harley-Davidson riders through 2022 through its More Roads to Harley-Davidson (More Roads) plan. During 2018, it met or exceeded all of the More Roads plan milestones. The Company believes its More Roads plan is designed to build the proper foundation and drive the right fundamentals to help steer the U.S. industry back to health and drive significant growth across international markets. The Company ended 2018 with over 52,000 more Harley-Davidson riders in the U.S compared to prior year (Source: IHS Markit Motorcycles in Operation (MIO) data for On-Highway and Dual Purpose bikes in the U.S. as of Jan 1, 2019 compared to previous years of MIO back to 2002).

Outlook(1)
On January 29, 2019 the Company announced the following expectations for 2019.

The Company expects the U.S. industry to continue to decline in 2019, but at a more tempered pace than in 2018. The Company expects international retail sales growth during 2019. As a result, in 2019, the Company expects to ship between 217,000 and 222,000 motorcycles to dealers which is down approximately 3% to 5% from 2018.

During 2019, the Company expects retail sales to be positively impacted by:

•Focused investment in its strategy to increase global ridership and strengthen its dealer network,
•Model year 2019 and 2020 motorcycles, and
•Continued expansion of the international dealer network.

However, it expects these positive impacts to be more than offset by strong headwinds, including:

•A weak U.S. industry for new motorcycle sales,
•A shift in U.S. rider preference toward smaller motorcycles, and
•A marketplace crowded with highly competitive promotions, incentives and discounts.

In 2019, the Company will continue to aggressively manage supply in line with demand, and the Company expects year-end U.S. dealer inventory of new motorcycles to be down compared to 2018.

The Company expects Motorcycles segment gross margin as a percent of revenue to be lower than 2018 driven by a significant increase in incremental tariffs, lower shipment volumes and unfavorable product mix, partially offset by aggressive cost reductions, including the benefit of $25 million to $30 million of savings from the Company's Manufacturing Optimization plan. Refer to "Restructuring Plan Costs and Savings" below for further information regarding the Manufacturing Optimization Plan.

Incremental tariffs include incremental European Union and China tariffs imposed on the Company's products shipped from the U.S., as well as incremental U.S. tariffs on certain items imported from certain international markets. Incremental tariff costs exclude metals cost resulting from the U.S. steel and aluminum tariffs, although the Company does expect higher metals cost which are included in the 2019 gross margin guidance above.

The Company's plant in Thailand came on-line in the third quarter of 2018. As previously disclosed with the announcement of this project in 2017, the Company intends to utilize the Thailand facility to make more of the Company's products accessible to customers in targeted international markets. The Company intends those markets to include China, and certain Asian and European Union markets. The Company is currently making investments to increase that facility’s capacity to serve those markets.

As previously disclosed, Harley-Davidson expects the impact of incremental tariff costs to be approximately $100 million to $120 million in 2019. While Harley-Davidson’s preference has always been to serve the EU market from its U.S. manufacturing operations, the Company previously disclosed plans to mitigate the impact of the incremental European Union and China tariffs by the end of 2019 by serving those markets with motorcycles from its Thailand operations.

The Company is pursuing regulatory approval in the European Union to that end; however, approval is not guaranteed. As a result, the Company is considering multiple other options to serve the EU market should they be required. These other options to serve the EU market would most likely not mitigate the full impact of the current incremental European Union tariff by the end of 2019.

The Company remains active in support of efforts to eliminate all tariffs imposed on motorcycles delivered from its U.S. manufacturing operations.

The Company expects selling, administrative and engineering expenses for the Motorcycles segment to be lower in 2019 behind aggressive cost management and lower recall costs. For 2019, the Company has reallocated a substantial amount of spending to invest in its More Roads plan to drive future growth.

For 2019, the Motorcycles segment operating margin as a percent of revenue is expected to be between 8.0% and 9.0%. Based on its current plans, the Company expects Motorcycles segment operating income in 2020 to improve by approximately $170 to $200 million compared to 2019. This expectation assumes that the Company will complete its Manufacturing Optimization Plan and successfully execute its plan to mitigate the impact of incremental tariffs by the end of 2019.

The Company expects Financial Services operating income in 2019 to be down compared to 2018 driven by a higher cost of debt and higher depreciation associated with its 2018 investment in a new loan management system which went into service in January 2019.

Capital expenditures in 2019 are expected to be $225 million to $245 million, which includes approximately $20 million to support the Manufacturing Optimization Plan. The Company anticipates it will have the ability to fund all capital expenditures in 2019 with cash flows generated by operations.

The Company expects its 2019 full year effective tax rate will be approximately 24% to 25%. This guidance excludes the effect of potential future adjustments, including items associated with any potential new tax legislation or audit settlements.

In the first quarter of 2019, the Company expects to ship between 53,000 and 58,000 motorcycles, which is down approximately 9% to 17% compared to the first quarter of 2018. Motorcycles segment operating margin as a percent of revenue is expected to be down approximately 6 percentage points compared to the first quarter of 2018. The Company expects results in the first quarter of 2019 to be adversely impacted by incremental tariffs, unfavorable product mix, a higher fixed cost per unit on lower production and shipments and unfavorable foreign currency, partially offset by lower restructuring costs.

The 2019 first quarter shipment guidance reflects the impact of a brake recall on the Company's Street motorcycles recorded in the fourth quarter of 2018. The Company expects that limited parts availability for repairing the impacted Street motorcycles will adversely impact retail sales in the first quarter of 2019 by approximately 2,500 motorcycles, primarily in international markets. The Company does not believe that the recall will have a meaningful impact on 2019 full-year retail sales.

Restructuring Plan Costs and Savings(1)

In January 2018, the Company commenced a significant, multi-year Manufacturing Optimization Plan anchored by the consolidation of its final assembly plant in Kansas City, Missouri into its plant in York, Pennsylvania by mid-2019. As the operations are consolidated, the Company expects approximately 800 jobs will be eliminated with the closure of Kansas City operations and approximately 450 jobs will be added in York through 2019 (Manufacturing Optimization Plan). As part of the Manufacturing Optimization Plan, the Company will also close its wheel operations in Adelaide, Australia resulting in the elimination of approximately 90 jobs.

In November 2018, the Company implemented a workforce reorganization plan (Reorganization Plan). As a result, approximately 70 employees left the Company on an involuntary basis.

The following table summarizes the expected costs and savings associated with these restructuring plans.

(in millions)	2018 Actual	2019 Estimated	2020 Estimated	Total
Manufacturing Optimization Plan
Cost related to temporary inefficiencies	$ 12.9	$10 - $15	n/a	$ 23 - $ 28
Restructuring expenses	$ 89.5	$40 - $45	n/a	$129 - $134
	$102.4	$50 - $60		$152 - $162
% cash	70%	70%		70%
Reorganization Plan - restructuring expenses	$3.9	$1		$5
% cash	100%	100%		100%

Annual cash savings		2019 Estimated	2020 Estimated	Annual Ongoing
Manufacturing Optimization Plan		$25 - $30	$45 - $50	$65 - $75
Reorganization Plan		$7	$7	$7
The current Manufacturing Optimization Plan cost estimate has been revised down from the most recent estimate by $3 million and $23 million at the low and high ends of the range, respectively. In the first quarter of 2019, the Company expects Manufacturing Optimization Plan costs of approximately $20 million.
The Company expects restructuring expenses for the Manufacturing Optimization Plan to include the cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $40 million to $41 million, $51 million to $53 million, and $38 million to $40 million, respectively. Restructuring expenses for the Reorganization Plan will consist of the cost of employee termination benefits. The timing of cash payments for restructuring costs may not occur in the same fiscal period that the Company records the expense. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information concerning restructuring expenses.
The Company expects total capital expenditures of $65 million associated with the Manufacturing Optimization Plan through 2019, including $20 million in 2019. This is a decrease from the Company's most recent expectation of $75 million in capital expenditures.

Results of Operations 2018 Compared to 2017
Consolidated Results

(in thousands, except earnings per share)	2018	2017	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$422,363	$606,776	$(184,413)	(30.4)%
Operating income from Financial Services	291,160	275,305	15,855	5.8
Operating income	713,523	882,081	(168,558)	(19.1)
Other income (expense), net	3,039	9,182	(6,143)	(66.9)
Investment income	951	3,580	(2,629)	(73.4)
Interest expense	30,884	31,004	(120)	(0.4)
Income before provision for income taxes	686,629	863,839	(177,210)	(20.5)
Provision for income taxes	155,178	342,080	(186,902)	(54.6)
Net income	$531,451	$521,759	$9,692	1.9%
Diluted earnings per share	$3.19	$3.02	$0.17	5.6%
Consolidated operating income was down 19.1% in 2018 driven by a decrease in operating income from the Motorcycles segment which was down $184.4 million compared to 2017. Operating income for the Financial Services segment increased by $15.9 million during 2018 as compared to 2017. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Other income in 2018 was adversely impacted by higher amortization of actuarial losses following a 2018 first quarter remeasurement of the assets and obligations of the Company's qualified pension plan. Investment income was lower due to unfavorable changes in the fair value of marketable securities.
The effective income tax rate for 2018 was 22.6% compared to 39.6% for 2017. The lower effective income tax rate was primarily due to the impact of the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate beginning in 2018 from 35% to 21%. In addition, because the 2017 Tax Act was enacted in 2017, the Company was required to remeasure its net deferred tax assets in 2017. The impact of remeasuring the deferred tax asset balances combined with other adjustments related to the enactment of the 2017 Tax Act resulted in a non-cash income tax charge of $53.1 million in the fourth quarter of 2017.
Diluted earnings per share were $3.19 in 2018, up 5.6% compared to 2017. Diluted earnings per share were positively impacted by the 1.9% increase in net income and also benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 172.9 million in 2017 to 166.5 million in 2018 driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of new Harley-Davidson motorcycles:

	2018	2017	(Decrease) Increase	% Change
United States	132,868	147,972	(15,104)	(10.2)%

Europe(b)	41,179	39,773	1,406	3.5
EMEA - Other	5,423	5,162	261	5.1
Total EMEA	46,602	44,935	1,667	3.7

Asia Pacific(c)	18,429	21,393	(2,964)	(13.9)
Asia Pacific - Other	10,295	8,955	1,340	15.0
Total Asia Pacific	28,724	30,348	(1,624)	(5.4)

Latin America	10,167	9,452	715	7.6
Canada	9,690	10,081	(391)	(3.9)
Total International Retail Sales	95,183	94,816	367	0.4
Total Worldwide Retail Sales	228,051	242,788	(14,737)	(6.1)%

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

Retail sales of new Harley-Davidson motorcycles in the U.S. were down 10.2% in 2018. Overall, U.S. retail sales of new Harley-Davidson motorcycles were adversely impacted by the continued weak U.S. industry, which was down 8.7% compared to 2017. The Company believes that sales of new motorcycles continued to be adversely impacted by soft used motorcycle prices and a shift in rider preferences toward smaller displacement motorcycles.

Prices for used Harley-Davidson motorcycles in the U.S. remained at near historical low levels compared to new; however, the Company is encouraged by positive momentum in used motorcycle pricing. During 2018, third-party pricing services continued to publish higher retail values year-over-year for used Harley-Davidson motorcycles. Wholesale prices of used Harley-Davidson motorcycles at auction were also up during most of 2018 before falling slightly below year-ago levels in the fourth quarter. Additionally, for the sixth consecutive quarter, prices of used Harley-Davidson motorcycles in the Company's dealer network were higher in the fourth quarter of 2018 than the prior year quarter.

Retail sales of used Harley-Davidson motorcycles in the U.S. were up through November 2018 compared to the prior year. Additionally, the share of combined new and used motorcycle registrations in the U.S. attributable to Harley-Davidson motorcycles was up in 2018 through November and has been up for the last 9 consecutive years. (Source for data regarding used motorcycle sales: IHS Markit Used Registrations for On-Highway and Dual Purpose motorcycles with engines 601+cc in the U.S. from 2008 through November 2018). While the Company does not benefit directly from sales of used motorcycles, the Company believes used motorcycle sales are an indicator of brand health and provide prospects for future new motorcycle sales.

The Company's U.S. market share of new 601+cc motorcycles for 2018 was 49.7%, down 1.0 percentage points compared to 2017 (Source: Motorcycle Industry Council). The Company's U.S. market share reflects the adverse impact of a highly competitive marketplace and relatively strong growth in segments in which the Company does not currently compete. In the segments in which the Company does compete (Touring and Cruiser), which represent approximately 70% of the 601+cc market, the Company's market share was up 0.8 percentage points on a full-year basis.

International retail sales of new Harley-Davidson motorcycles were up 0.4% in 2018. Retail sales in emerging markets were up 9.8% partially offset by lower retail sales in developed markets, which declined 2.7% during 2018. In developed markets, retail sales grew in western Europe; however, retail sales in Japan and Australia were down behind contracting industry sales and competitive new product introductions in segments outside of the Touring and Cruiser segments. Retail sales in Canada were also down 3.9% in 2018.

The Company continued to expand its international dealer network during 2018, opening 56 new dealers during the year. The Company remains confident in and committed to the significant potential that international markets offer to Harley-Davidson. The Company believes it has the brand, products and distribution to drive sustainable growth in international markets.(1)
Motorcycle Registration Data - 601+cc(a)
The following table includes industry retail motorcycle registration data:

	2018	2017	(Decrease) Increase	% Change
United States(b)	263,750	288,802	(25,052)	(8.7)%
Europe(c)	397,669	390,619	7,050	1.8%

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	2018		2017		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
United States	132,433	57.9%	144,893	60.0%	(12,460)	(8.6)%
International	96,232	42.1%	96,605	40.0%	(373)	(0.4)
Harley-Davidson motorcycle units	228,665	100.0%	241,498	100.0%	(12,833)	(5.3)%
Touring motorcycle units	101,942	44.6%	99,745	41.3%	2,197	2.2%
Cruiser motorcycle units	78,529	34.3%	87,344	36.2%	(8,815)	(10.1)
Sportster® / Street motorcycle units	48,194	21.1%	54,409	22.5%	(6,215)	(11.4)
Harley-Davidson motorcycle units	228,665	100.0%	241,498	100.0%	(12,833)	(5.3)%
During 2018, wholesale shipments of Harley-Davidson motorcycles were down 5.3% compared to the prior year in line with a 6.1% decrease in dealer retail sales of new Harley-Davidson motorcycles. International shipments as a percentage of total shipments were up in 2018 as compared to 2017. Shipments of Touring motorcycles increased as a percentage of total shipments in 2018 offset by declines in Cruiser and Sportster/Street motorcycles. Dealer inventory of new Harley-Davidson motorcycles in the U.S. at the end of 2018 was down approximately 350 motorcycles compared to the end of 2017.
Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	2018	2017	Increase (Decrease)	% Change
Revenue(a):
Motorcycles	$3,882,963	$3,765,620	$117,343	3.1%
Parts & Accessories	754,663	800,702	(46,039)	(5.7)
General Merchandise	241,964	262,776	(20,812)	(7.9)
Licensing	38,676	39,186	(510)	(1.3)
Other	50,380	46,743	3,637	7.8
Total revenue	4,968,646	4,915,027	53,619	1.1
Cost of goods sold	3,351,796	3,272,330	79,466	2.4
Gross profit	1,616,850	1,642,697	(25,847)	(1.6)
Selling & administrative expense	914,900	864,618	50,282	5.8
Engineering expense	186,186	171,303	14,883	8.7
Restructuring expense	93,401	—	93,401	—
Operating expense	1,194,487	1,035,921	158,566	15.3
Operating income from Motorcycles	$422,363	$606,776	$(184,413)	(30.4)%

(a)
In connection with the adoption of ASU 2014-09, the Company has changed its presentation of disaggregated Motorcycles segment revenue and the prior period has been recast to reflect the new presentation.

The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2017 to 2018 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2017	$4,915	$3,272	$1,643
Volume	(304)	(182)	(122)
Price, net of related costs	115	61	54
Foreign currency exchange rates and hedging	33	21	12
Shipment mix	210	117	93
Raw material prices	—	18	(18)
Manufacturing and other costs	—	45	(45)
Total	54	80	(26)
2018	$4,969	$3,352	$1,617
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2017 to 2018:

•
The decrease in volume was due to lower wholesale motorcycle shipments, as well as lower P&A and general merchandise sales. P&A and general merchandise sales were down due in large part to lower motorcycle shipments and lower retail motorcycle sales.

•
On average, wholesale prices for motorcycles shipped in 2018 were higher than in the prior year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in 2018 as compared to the prior year.

•
The favorable revenue impact from foreign currency was partially offset by higher net foreign currency losses due primarily to the remeasurement of foreign-denominated balance sheet accounts, as compared to the prior year.

•	Shipment mix changes resulted in a positive impact on gross profit resulting from favorable changes in the mix of motorcycle families, as well as the mix of models within motorcycle families.

•	Raw material prices were higher primarily due to increased steel and aluminum costs which includes the impacts of U.S. tariffs on steel and aluminum imports.

•
Manufacturing and other costs were negatively impacted by lower fixed cost absorption due to lower production, higher depreciation, the impact of incremental tariffs and temporary inefficiencies associated with the Manufacturing Optimization Plan. In 2018, the impact of incremental tariffs was $23.7 million.

Operating expenses were up compared to 2017 due to higher recall costs and increased spending on growth initiatives, as well as $93.4 million of restructuring expense related primarily to the Manufacturing Optimization Plan.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2018	2017	Increase (Decrease)	% Change
Interest income	$645,985	$633,113	$12,872	2.0%
Other income	101,108	97,151	3,957	4.1
Securitization and servicing income	1,136	1,933	(797)	(41.2)
Financial Services revenue	748,229	732,197	16,032	2.2
Interest expense	193,187	180,193	12,994	7.2
Provision for credit losses	106,870	132,444	(25,574)	(19.3)
Operating expenses	157,012	144,255	12,757	8.8
Financial Services expense	457,069	456,892	177	—
Operating income from Financial Services	$291,160	$275,305	$15,855	5.8%
Interest income was favorable in 2018 primarily due to higher average retail receivables.

Interest expense increased due to a higher cost of funds and higher average outstanding debt.
The provision for credit losses decreased $25.6 million compared to 2017. The retail motorcycle provision decreased $27.1 million driven by a decrease in the retail reserve rate, as a result of lower retail credit losses, compared to an increase in the reserve rate during 2017. This favorability was partially offset by a larger increase in retail receivables compared to 2017. The wholesale provision increased $1.9 million as a result of an increase in the wholesale reserve rate.
Annual losses on the Company's retail motorcycle loans were 1.76% during 2018 compared to 1.90% in 2017. The 30-day delinquency rate for retail motorcycle loans at December 31, 2018 decreased to 4.12% from 4.21% at December 31, 2017.
Operating expenses increased $12.8 million compared to 2017 driven primarily by higher shared services and employee-related expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2018	2017
Balance, beginning of period	$192,471	$173,343
Provision for credit losses	106,870	132,444
Charge-offs, net of recoveries	(109,456)	(113,316)
Balance, end of period	$189,885	$192,471
At December 31, 2018, the allowance for credit losses on finance receivables was $182.1 million for retail receivables and $7.8 million for wholesale receivables. At December 31, 2017, the allowance for credit losses on finance receivables was $186.3 million for retail receivables and $6.2 million for wholesale receivables.
The Company's periodic evaluation of the adequacy of the allowance for credit losses on finance receivables is generally based on the Company's past loan loss experience, known and inherent risks in the portfolio, current economic conditions and the estimated value of any underlying collateral. Please refer to Note 7 of the Notes to Consolidated Financial Statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.

Results of Operations 2017 Compared to 2016
Consolidated Results

(in thousands, except earnings per share)	2017	2016	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$606,776	$770,764	$(163,988)	(21.3)%
Operating income from Financial Services	275,305	275,530	(225)	(0.1)
Operating income	882,081	1,046,294	(164,213)	(15.7)
Other income (expense), net	9,182	2,642	6,540	247.5
Investment income	3,580	4,645	(1,065)	(22.9)
Interest expense	31,004	29,670	1,334	4.5
Income before provision for income taxes	863,839	1,023,911	(160,072)	(15.6)
Provision for income taxes	342,080	331,747	10,333	3.1
Net income	$521,759	$692,164	$(170,405)	(24.6)%
Diluted earnings per share	$3.02	$3.83	$(0.81)	(21.1)%
Consolidated operating income was down 15.7% in 2017 driven by a decrease in operating income from the Motorcycles segment which decreased by $164.0 million compared to 2016. Operating income for the Financial Services segment in 2017 was slightly lower than the prior year, decreasing $0.2 million as compared to 2016. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

The effective income tax rate for 2017 was 39.6% compared to 32.4% for 2016. The higher effective income tax rate was primarily due to the impact of the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate beginning in 2018 from 35% to 21% and resulted in a remeasurement of net deferred tax assets in the fourth quarter of 2017. The impact of remeasuring the deferred tax asset balances combined with other adjustments related to the enactment of the 2017 Tax Act resulted in a non-cash income tax charge of $53.1 million in the fourth quarter of 2017.

Diluted earnings per share were $3.02 in 2017, down 21.1% compared to 2016. Diluted earnings per share were adversely impacted by the 24.6% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 180.5 million in 2016 to 172.9 million in 2017 driven by the Company's repurchases of common stock.
Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	2017	2016	Decrease	% Change
United States	147,972	161,658	(13,686)	(8.5)%

Europe(b)	39,773	39,942	(169)	(0.4)
EMEA - Other	5,162	5,896	(734)	(12.4)
Total EMEA	44,935	45,838	(903)	(2.0)

Asia Pacific(c)	21,393	23,245	(1,852)	(8.0)
Asia Pacific - Other	8,955	9,644	(689)	(7.1)
Total Asia Pacific	30,348	32,889	(2,541)	(7.7)

Latin America	9,452	9,701	(249)	(2.6)
Canada	10,081	10,203	(122)	(1.2)
Total International Retail Sales	94,816	98,631	(3,815)	(3.9)
Total Worldwide Retail Sales	242,788	260,289	(17,501)	(6.7)%

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

(c)	Includes Japan, Australia, New Zealand and Korea. Prior period Asia Pacific retail sales have been reclassified to conform to the current year presentation

Retail sales of new Harley-Davidson motorcycles in the U.S. were down 8.5% in 2017, adversely impacted by a weak U.S. industry, which was down 7.3% compared to 2016. The Company's U.S. market share of 601+cc motorcycles for 2017 was 50.7%, down 0.5 percentage points compared to 2016 (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were down 3.9% in 2017. In EMEA, retail sales in Europe were down slightly from 2016 while other EMEA markets decreased 12.4% behind softness in emerging markets including Russia, Middle East and South Africa. In Asia Pacific, retail sales were down compared to 2016 on softness in Japan and Australia and lower retail sales in emerging markets compared to 2016. Retail sales in Latin America during 2017 were down on softness in Mexico partially offset by an increase in Brazil. Canada retail sales were down slightly from the prior year.

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

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	2017	2016	(Decrease) Increase	% Change
Revenue(a):
Motorcycles	$3,765,620	$4,052,999	$(287,379)	(7.1)%
Parts & Accessories	800,702	839,097	(38,395)	(4.6)
General Merchandise	262,776	284,583	(21,807)	(7.7)
Licensing	39,186	41,590	(2,404)	(5.8)
Other	46,743	53,107	(6,364)	(12.0)
Total revenue	4,915,027	5,271,376	(356,349)	(6.8)
Cost of goods sold	3,272,330	3,425,997	(153,667)	(4.5)
Gross profit	1,642,697	1,845,379	(202,682)	(11.0)
Selling & administrative expense	864,618	903,414	(38,796)	(4.3)
Engineering expense	171,303	171,201	102	0.1
Operating expense	1,035,921	1,074,615	(38,694)	(3.6)
Operating income from Motorcycles	$606,776	$770,764	$(163,988)	(21.3)%

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

The following table includes the estimated impact of the significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from 2016 to 2017 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
2016	$5,272	$3,426	$1,846
Volume	(435)	(264)	(171)
Price, net of related costs	120	59	61
Foreign currency exchange rates and hedging	13	(3)	16
Shipment mix	(55)	(18)	(37)
Raw material prices	—	17	(17)
Manufacturing and other costs	—	55	(55)
Total	(357)	(154)	(203)
2017	$4,915	$3,272	$1,643
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

Operating expense which consists of selling, administrative and engineering expenses, was down compared to 2016 due primarily to aggressive cost management and lower employee costs.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	2017	2016	Increase (Decrease)	% Change
Interest income	$633,113	$628,432	$4,681	0.7%
Other income	97,151	85,788	11,363	13.2
Securitization and servicing income	1,933	10,862	(8,929)	(82.2)
Financial Services revenue	732,197	725,082	7,115	1.0
Interest expense	180,193	173,756	6,437	3.7
Provision for credit losses	132,444	136,617	(4,173)	(3.1)
Operating expense	144,255	139,179	5,076	3.6
Financial Services expense	456,892	449,552	7,340	1.6
Operating income from Financial Services	$275,305	$275,530	$(225)	(0.1)%
Interest income was favorable in 2017 due to higher average retail receivables partially offset by lower average wholesale receivables and lower average yields across the portfolios. Other income was favorable due to increased licensing revenue and investment income. Securitization and servicing income was lower primarily due to a $9.3 million gain on the sale of finance receivables recognized as a result of a 2016 off-balance sheet asset-backed securitization. There was no comparable transaction in 2017.
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

(a)
Related to the sale of finance receivables during 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 12 of the Notes to Consolidated Financial Statements for additional information).

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

Other Matters
New Accounting Standards Not Yet Adopted
Refer to Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a discussion of new accounting standards that will become effective for the Company in 2019 and 2020.
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
Allowance for Credit Losses on Retail Finance Receivables – The allowance for uncollectible accounts is maintained at a level management believes is adequate to cover the losses of principal in the existing retail finance receivables portfolio.
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
Pensions and Other Postretirement Healthcare Benefits – The Company has a defined benefit pension plan and postretirement healthcare benefit plans, which cover employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees, which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.
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
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its own benefit obligations. Based on this analysis, the Company increased the weighted-average discount rate for pension and SERPA obligations from 3.71% as of December 31, 2017 to 4.38% as of December 31, 2018. The Company increased the weighted-average discount rate for postretirement healthcare obligations from 3.52% to 4.23%. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2018, the Company set its healthcare cost trend rate at 6.75% as of December 31, 2018. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2026.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.

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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2018 Net periodic benefit cost
Pension and SERPA	$32,817	$28,330	$20,322	n/a
Postretirement healthcare	$3,664	$1,196	$1,955	$1,556
2018 Benefit obligations
Pension and SERPA	$1,984,708	$319,213	n/a	n/a
Postretirement healthcare	$286,574	$23,298	n/a	$8,613
This information should not be viewed as predictive of future amounts. The analysis of the impact of a 1% change in the table above does not take into account the cost related to special termination benefits. The calculation of pension, SERPA and postretirement healthcare obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 14 of the Notes to Consolidated Financial Statements.
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
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2018 is as follows (in thousands):

	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments on debt	$2,717,597	$3,133,704	$1,018,393	$750,000	$7,619,694
Interest payments on debt	182,532	226,407	109,026	336,750	854,715
Operating lease payments	20,416	29,897	15,675	7,988	73,976
	$2,920,545	$3,390,008	$1,143,094	$1,094,738	$8,548,385
Interest for floating rate instruments assumes December 31, 2018 rates remain constant.

As of December 31, 2018, the Company generally had no significant purchase obligations, other than those created in the ordinary course of business. Purchase orders issued for inventory and supplies used in product manufacturing generally do not become firm commitments until 90 days prior to expected delivery and can be modified to a certain extent until 30 days prior to expected delivery.
The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2018. The Company’s retirement plan obligations and expected future contributions and payments related to these plans are provided in Note 14 of the Notes to Consolidated Financial Statements.
As described in Note 4 of the Notes to Consolidated Financial Statements, the Company has unrecognized tax benefits of $61.4 million and accrued interest and penalties of $27.7 million as of December 31, 2018. However, the Company cannot make a reasonably reliable estimate of the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the EPA each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement. The Company has an accrual associated with this matter which is included in accrued liabilities in the consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the consolidated balance sheets. While the work on the RI/FS is now complete and the final remedy was proposed in late 2018, it has not yet been approved, and given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.

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
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Upon sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain of $9.3 million was recognized in Financial Services revenue. For more information, see Note 12 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources as of December 31, 2018
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities and return value to shareholders.(1) The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Company’s Financial Services operations will continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and asset-backed securitizations.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under credit facilities. The following table summarizes the Company’s cash and cash equivalents and availability under credit and conduit facilities (in thousands):

December 31, 2018
Cash and cash equivalents	$1,203,766
Current marketable securities	10,007
Total cash and cash equivalents and marketable securities	1,213,773

Credit facilities	434,190
Asset-backed U.S. commercial paper conduit facilities (a)	600,000
Asset-backed Canadian commercial paper conduit facility (a)	5,443
Total availability under credit and conduit facilities	1,039,633
Total	$2,253,406

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
The following table summarizes the cash flow activity of continuing operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net cash provided by operating activities	$1,205,921	$1,005,061	$1,174,339
Net cash used by investing activities	(662,269)	(562,468)	(392,731)
Net cash used by financing activities	(14,763)	(550,261)	(777,885)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,351)	26,747	(9,443)
Net increase (decrease) in cash, cash equivalents and restricted cash	$513,538	$(80,921)	$(5,720)
Operating Activities

The increase in operating cash flow in 2018 compared to 2017 was primarily due to favorable changes in working capital and lower cash outflows for retirement plans. There were no voluntary or required qualified pension plan or postretirement healthcare plan contributions in 2018. In 2017, the Company voluntarily contributed $25.0 million to its qualified pension plan and $15.0 million to its postretirement healthcare plans. The Company expects that no qualified pension plan contributions will be required in 2019.(1) The Company also expects that 2019 postretirement healthcare plan benefits and benefits due under the SERPA will be paid by the Company or funded with plan assets.(1) The Company’s expected future contributions and benefit payments related to these plans are provided in Note 14 of the Notes to Consolidated Financial Statements.(1)
The decrease in operating cash flow in 2017 compared to 2016 was due primarily to lower net income, unfavorable changes in working capital and higher retirement plan contributions. These negative impacts were partially offset by lower net cash outflows for wholesale lending.
Investing Activities

The Company’s investing activities consist primarily of capital expenditures, net changes in retail finance receivables and short-term investment activity. Capital expenditures were $213.5 million, $206.3 million and $256.3 million during 2018, 2017 and 2016, respectively.
Net cash outflows for finance receivables in 2018, which consisted primarily of retail finance receivables, were $63.5 million higher than 2017 primarily as a result of an increase in retail motorcycle loan originations during 2018. Conversely, 2017 net cash outflows for finance receivables were $125.8 million lower than 2016 primarily due to lower retail motorcycle loan originations during 2017.
Cash (outflow) / inflow from purchases and maturities of marketable securities were $(10.0) million, $6.9 million and $40.0 million in 2018, 2017 and 2016, respectively.
During 2016, the Company completed a sale of finance receivables through an off-balance sheet asset-backed securitization. The proceeds from the sale of finance receivables, which positively impacted cash flow, were $312.6 million. There were no comparable transactions in 2018 or 2017.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.
The Company paid dividends of $1.48 per share totaling $245.8 million during 2018, $1.46 per share totaling $251.9 million during 2017 and $1.40 per share totaling $252.3 million during 2016.
Cash outflows from share repurchases were $390.6 million, $465.3 million and $465.3 million for 2018, 2017 and 2016, respectively. Share repurchases during 2018, 2017 and 2016 included 9.4 million, 8.8 million and 9.9 million shares of common stock, respectively, related to discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock awards. As of December 31, 2018, there were 16.4 million shares remaining on board-approved share repurchase authorizations.
Financing cash flows related to debt activity resulted in net cash inflows / (outflows) of $618.1 million, $155.5 million and $(78.3) million for 2018, 2017 and 2016, respectively. The Company’s total outstanding debt consisted of the following as of December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Unsecured commercial paper	$1,135,810	$1,273,482	$1,055,708
Asset-backed Canadian commercial paper conduit facility	155,951	174,779	149,338
Asset-backed U.S. commercial paper conduit facilities	582,717	279,457	—
Medium-term notes, net	4,887,007	4,165,706	4,064,940
Senior unsecured notes, net	742,624	741,961	741,306
Asset-backed securitization debt, net	95,167	352,624	796,275
Total debt	$7,599,276	$6,988,009	$6,807,567
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2018 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	BBB+	Negative
Fitch	F1	A	Stable
Credit Facilities – In April 2018, the Company entered into a $780.0 million five-year credit facility to replace the $675.0 million five-year credit facility that was due to mature in April 2019 and also terminated the $100.0 million 364-day credit facility that would have matured at the end of April 2018. The new five-year credit facility matures in April 2023. The Company also has a $765.0 million five-year credit facility which matures in April 2021. The two five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. In May 2018, the Company renewed its $25.0 million 364-day credit facility that was due to mature that month. The $25.0 million credit facility bears interest at variable interest rates, and the Company pays a fee based on the unused portion of the $25.0 million commitment. This credit facility matures in May 2019.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.55 billion as of December 31, 2018 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company has the following medium-term notes (collectively, the Notes) issued and outstanding at December 31, 2018 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.25%	January 2016	January 2019
$150,000	Floating-rate(a)	March 2017	March 2019
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$450,000	Floating-rate(b)	May 2018	May 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$450,000	Floating-rate(c)	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023

(a)	Floating interest rate based on LIBOR plus 35 bps.

(b)
Floating interest rate based on LIBOR plus 50 bps. The Company utilized an interest rate swap designated as a cash flow hedge to convert this from a floating rate basis to a fixed rate basis. Refer to Note 10 of the Notes to the Consolidated Financial Statements for further details.

(c)
Floating interest rate based on LIBOR plus 94 bps. The Company utilized an interest rate swap designated as a cash flow hedge to convert this from a floating rate basis to a fixed rate basis. Refer to Note 10 of the Notes to the Consolidated Financial Statements for further details.

The fixed-rate Notes provide for semi-annual interest payments and the floating-rate Notes provide for quarterly interest payments. Principal on the Notes is due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $13.0 million and $11.8 million at December 31, 2018 and 2017, respectively.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of December 31, 2018, the Canadian Conduit has an expiration date of June 28, 2019.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$7,600	$6,200	$6,300	$5,500
Second quarter	38,900	32,200	14,200	12,400
Third quarter	—	—	—	—
Fourth quarter	39,000	32,200	84,900	69,100
	$85,500	$70,600	$105,400	$87,000

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. On November 30, 2018, the Company renewed its existing $600.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Also on that date, the Company amended its existing $300.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits, increasing the aggregate commitment to $600.0 million. The aggregate commitment under this agreement will be reduced monthly as collections on the related finance receivables are applied to the outstanding principal until the outstanding principal balance is less than or equal to $300.0 million, at which point the aggregate commitment will equal $300.0 million. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle receivables held by the relevant SPE as collateral.
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$32,900	$29,300	$333,400	$300,000
Second quarter	59,100	53,300	28,200	24,000
Third quarter	—	—	34,100	29,600
Fourth quarter	400,200	356,800	34,000	29,700
	$492,200	$439,400	$429,700	$383,300
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit Facilities have an expiration date of November 29, 2019.
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

The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities during 2022.
There were no on or off-balance sheet asset-backed securitization transactions during 2018 or 2017.
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
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS' consolidated debt, excluding secured debt, to HDFS' consolidated shareholders' equity, excluding accumulated other comprehensive income (loss), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excludes accumulated other comprehensive income (loss)), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2018, 2017 and 2016, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company intends that certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "plans", “strategy”, “future”, “may”, “goals”, or "estimates" or words of similar meaning. Similarly, statements that describe future plans, strategies, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this release. Certain of such risks and uncertainties are described below. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this release are only made as of the date of this release, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
The Company's ability to meet the targets and expectations noted above depends upon, among other factors, the Company's ability to (i) execute its business plans and strategies, including the elements of the More Roads to Harley-Davidson strategy for growth that the Company disclosed on July 30, 2018, and strengthen its existing business while enabling growth, (ii) manage the impact that new or adjusted tariffs may have on the cost of raw materials and components and our ability to sell product internationally, (iii) execute its strategy of growing ridership, globally, (iv) effectively execute the Company's manufacturing optimization plan within expected costs and timing and successfully carry out its global manufacturing and assembly operations, (v) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, (vi) negotiate and successfully implement a strategic alliance relationship with a local partner in Asia, (vii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (viii) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, (ix) realize expectations concerning market demand for electric models, which may depend in part on the building of necessary infrastructure, (x) prevent, detect, and remediate any issues with its motorcycles or any issues with associated manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xi) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xii) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (xiii) reduce other costs to offset costs of the More Roads to Harley-Davidson plan and redirect capital without adversely affecting its existing business, (xiv) balance production volumes for its new motorcycles with consumer demand, (xv) manage risks that arise through expanding international manufacturing, operations and sales, (xvi) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (xvii) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness, (xviii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xix) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xx) retain and attract talented employees, (xxi) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or company data and respond to evolving regulatory requirements regarding data security, (xxii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xxiii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business, (xxiv) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xxv) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxvi) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxvii) manage its exposure to product liability claims and commercial or contractual disputes, (xxviii) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations, and (xxix) lower prices of its motorcycles in certain markets by manufacturing motorcycles in the Company’s Thailand facility.
In addition, the Company could experience delays or disruptions in its operations as a result of work stoppages, strikes, natural causes, terrorism or other factors. Further, actual foreign currency exchange rates may vary from underlying assumptions. Other factors are described under the caption "Risk Factors" in Item 1A of this report. Many of these risk factors are impacted by the current changing capital, credit and retail markets and the Company's ability to manage through inconsistent economic conditions.

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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, the Australian dollar, the Japanese yen, the Brazilian real, the Canadian dollar, the British pound and the Mexican peso. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2018 and 2017, the notional U.S. dollar value of outstanding Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar and Mexican peso foreign currency contracts was $443.0 million and $675.7 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $39.9 million and $67.2 million as of December 31, 2018 and 2017, respectively. Further disclosure relating to the fair value of derivative financial instruments is included in Note 10 of the Notes to Consolidated Financial Statements.

The Company's earnings are affected by changes in the prices of commodities used in the production of motorcycles. The Company uses derivative instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2018, the notional value of these instruments was $6.1 million and their fair value was a net liability of $0.5 million. As of December 31, 2017, the notional value of these instruments was $5.4 million and their fair value was a net asset of $0.3 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.

HDFS’ earnings are affected by changes in interest rates. HDFS’ interest-rate sensitive financial instruments include finance receivables, debt and interest rate derivatives. HDFS utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its debt. As of December 31, 2018, HDFS had interest rate swaps outstanding with a notional value of $900.0 million. HDFS estimates that a 10% decrease in interest rates would result in a $8.3 million decrease in the fair value of the agreements. There were no interest rate swaps outstanding as of December 31, 2017.

HDFS has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates. HDFS estimates that a one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities would increase Financial Services interest expense in 2019 by approximately $13.2 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, HDFS may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.

 Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at item 15(a) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Harley-Davidson, Inc. at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1982
Milwaukee, Wisconsin
February 28, 2019

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2018, 2017 and 2016
(In thousands, except per share amounts)

	2018	2017	2016
Revenue:
Motorcycles and Related Products	$4,968,646	$4,915,027	$5,271,376
Financial Services	748,229	732,197	725,082
Total revenue	5,716,875	5,647,224	5,996,458
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,351,796	3,272,330	3,425,997
Financial Services interest expense	193,187	180,193	173,756
Financial Services provision for credit losses	106,870	132,444	136,617
Selling, administrative and engineering expense	1,258,098	1,180,176	1,213,794
Restructuring expense	93,401	—	—
Total costs and expenses	5,003,352	4,765,143	4,950,164
Operating income	713,523	882,081	1,046,294
Other income (expense), net	3,039	9,182	2,642
Investment income	951	3,580	4,645
Interest expense	30,884	31,004	29,670
Income before provision for income taxes	686,629	863,839	1,023,911
Provision for income taxes	155,178	342,080	331,747
Net income	$531,451	$521,759	$692,164
Earnings per common share:
Basic	$3.21	$3.03	$3.85
Diluted	$3.19	$3.02	$3.83
Cash dividends per common share	$1.48	$1.46	$1.40
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net income	$531,451	$521,759	$692,164
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(25,010)	46,280	(9,288)
Derivative financial instruments	20,009	(29,778)	6,638
Marketable securities	—	1,194	(100)
Pension and postretirement benefit plans	(16,286)	47,636	52,574
Total other comprehensive (loss) income, net of tax	(21,287)	65,332	49,824
Comprehensive income	$510,164	$587,091	$741,988

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(In thousands, except share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,203,766	$687,521
Marketable securities	10,007	—
Accounts receivable, net	306,474	329,986
Finance receivables, net	2,214,424	2,105,662
Inventories	556,128	538,202
Restricted cash	49,275	47,518
Other current assets	144,368	175,853
Total current assets	4,484,442	3,884,742
Finance receivables, net	5,007,507	4,859,424
Property, plant and equipment, net	904,132	967,781
Prepaid pension costs	—	19,816
Goodwill	55,048	55,947
Deferred income taxes	141,464	109,073
Other long-term assets	73,071	75,889
	$10,665,664	$9,972,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284,861	$227,597
Accrued liabilities	601,130	529,822
Short-term debt	1,135,810	1,273,482
Current portion of long-term debt, net	1,575,799	1,127,269
Total current liabilities	3,597,600	3,158,170
Long-term debt, net	4,887,667	4,587,258
Pension liability	107,776	54,606
Postretirement healthcare liability	94,453	118,753
Other long-term liabilities	204,219	209,608
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock (181,931,225 and 181,286,547 shares issued, respectively)	1,819	1,813
Additional paid-in-capital	1,459,620	1,422,808
Retained earnings	2,007,583	1,607,570
Accumulated other comprehensive loss	(629,684)	(500,049)
Treasury stock (22,273,278 and 13,195,731 shares, respectively), at cost	(1,065,389)	(687,865)
Total shareholders’ equity	1,773,949	1,844,277
	$10,665,664	$9,972,672

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2018 and 2017
(In thousands, except share amounts)

	2018	2017
Balances held by consolidated variable interest entities (Note 12)
Current finance receivables, net	$175,043	$194,813
Other assets	$1,563	$2,148
Non-current finance receivables, net	$591,839	$521,940
Restricted cash - current and non-current	$47,203	$48,706
Current portion of long-term debt, net	$189,693	$209,247
Long-term debt, net	$488,191	$422,834

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net cash provided by operating activities (Note 6)	$1,205,921	$1,005,061	$1,174,339
Cash flows from investing activities:
Capital expenditures	(213,516)	(206,294)	(256,263)
Origination of finance receivables	(3,752,817)	(3,591,948)	(3,664,495)
Collections on finance receivables	3,325,669	3,228,311	3,175,031
Proceeds from finance receivables sold	—	—	312,571
Purchases of marketable securities	(10,007)	—	—
Sales and redemptions of marketable securities	—	6,916	40,014
Other	(11,598)	547	411
Net cash used by investing activities	(662,269)	(562,468)	(392,731)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,591,828	893,668	1,193,396
Repayments of medium-term notes	(877,488)	(800,000)	(451,336)
Repayments of securitization debt	(257,869)	(444,671)	(665,400)
Borrowings of asset-backed commercial paper	509,742	469,932	62,396
Repayments of asset-backed commercial paper	(212,729)	(176,227)	(71,500)
Net (decrease) increase in credit facilities and unsecured commercial paper	(135,356)	212,809	(145,812)
Dividends paid	(245,810)	(251,862)	(252,321)
Purchase of common stock for treasury	(390,606)	(465,263)	(465,341)
Excess tax benefits from share-based payments	—	—	2,251
Issuance of common stock under employee stock option plans	3,525	11,353	15,782
Net cash used by financing activities	(14,763)	(550,261)	(777,885)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,351)	26,747	(9,443)
Net increase (decrease) in cash, cash equivalents and restricted cash	$513,538	$(80,921)	$(5,720)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$746,210	$827,131	$832,851
Net increase (decrease) in cash, cash equivalents and restricted cash	513,538	(80,921)	(5,720)
Cash, cash equivalents and restricted cash—end of period	$1,259,748	$746,210	$827,131

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$1,203,766	$687,521	$759,984
Restricted cash	49,275	47,518	52,574
Restricted cash included in other long-term assets	6,707	11,171	14,573
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$1,259,748	$746,210	$827,131

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2018, 2017 and 2016
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2015	344,855,704	$3,449	$1,328,561	$8,961,985	$(615,205)	$(7,839,136)	$1,839,654
Net income	—	—	—	692,164	—	—	692,164
Total other comprehensive income, net of tax (Note 18)	—	—	—	—	49,824	—	49,824
Dividends	—	—	—	(252,321)	—	—	(252,321)
Repurchase of common stock	—	—	—	—	—	(465,341)	(465,341)
Share-based compensation and 401(k) match made with Treasury shares	—	—	36,956	—	—	2,870	39,826
Issuance of nonvested stock	272,479	2	(2)	—	—	—	—
Exercise of stock options	466,871	5	15,777	—	—	—	15,782
Tax benefit of equity awards	—	—	570	—	—	—	570
Retirement of treasury stock	(165,000,000)	(1,650)	—	(8,064,155)	—	8,065,805	—
Balance December 31, 2016	180,595,054	$1,806	$1,381,862	$1,337,673	$(565,381)	$(235,802)	$1,920,158
Net income	—	—	—	521,759	—	—	521,759
Total other comprehensive income, net of tax (Note 18)	—	—	—	—	65,332	—	65,332
Dividends	—	—	—	(251,862)	—	—	(251,862)
Repurchase of common stock	—	—	—	—	—	(465,263)	(465,263)
Share-based compensation and 401(k) match made with Treasury shares	—	—	29,600	—	—	13,200	42,800
Issuance of nonvested stock	408,950	4	(4)	—	—	—	—
Exercise of stock options	282,543	3	11,350	—	—	—	11,353
Balance December 31, 2017	181,286,547	$1,813	$1,422,808	$1,607,570	$(500,049)	$(687,865)	$1,844,277
Net income	—	—	—	531,451	—	—	531,451
Total other comprehensive loss, net of tax (Note 18)	—	—	—	—	(21,287)	—	(21,287)
Dividends	—	—	—	(245,810)	—	—	(245,810)
Repurchase of common stock	—	—	—	—	—	(390,606)	(390,606)
Share-based compensation and 401(k) match made with Treasury shares	—	—	33,293	—	—	13,082	46,375
Issuance of nonvested stock	485,005	4	(4)	—	—	—	—
Exercise of stock options	159,673	2	3,523	—	—	—	3,525
Cumulative effect of change in accounting (Note 1)	—	—	—	6,024	—	—	6,024
Reclassification of certain tax effects (Note 1)	—	—	—	108,348	(108,348)	—	—
Balance December 31, 2018	181,931,225	$1,819	$1,459,620	$2,007,583	$(629,684)	$(1,065,389)	$1,773,949

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
All of the Company’s subsidiaries are wholly owned and are included in the consolidated financial statements. Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The effect of this remeasurement is reported in Motorcycles and Related Products cost of goods sold. The pre-tax (loss) gain for foreign currency remeasurements was $(19.9) million, $15.0 million, and $(15.1) million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Marketable Securities – The Company’s marketable securities consisted of the following at December 31 (in thousands):

	2018	2017
Certificate of deposit	$10,007	$—
Mutual funds	44,243	48,006
Total marketable securities	$54,250	$48,006
The Company’s certificates of deposit are carried at fair value with any unrealized gains or losses reported in other comprehensive income. The mutual fund investments are held by the Company to fund certain deferred compensation obligations. The mutual fund investments are carried at fair value with gains and losses recorded in net income and are included in other long-term assets in the consolidated balance sheets.
Accounts Receivable, Net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in accounts receivable in the Company’s consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $4.0 million and $4.1 million as of December 31, 2018 and 2017, respectively. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed by the purchasing dealers through HDFS and the related receivables are included in finance receivables in the consolidated balance sheets.
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
The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s wholesale allowance evaluation is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. Finance receivables in the wholesale portfolio that are not individually evaluated for impairment are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance is based on factors such as the Company’s past loan loss experience, the specific borrower’s financial performance as well as ability to repay, current economic conditions and the value of the underlying collateral.
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
Repossessed inventory representing recovered collateral on impaired finance receivables is recorded at the lower of cost or net realizable value. In the period during which the collateral is repossessed, the related finance receivable is adjusted to the fair value of the collateral through a charge to the allowance for credit losses and reclassified to repossessed inventory. Repossessed inventory is included in other current assets and was $20.2 million and $19.6 million at December 31, 2018 and 2017, respectively.
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
If the Company meets all three of the sale criteria above, the transaction is recorded as a sale for accounting purposes and is referred to as an off-balance sheet asset-backed financing. Upon sale, the retail motorcycle finance receivables are removed from the Company’s balance sheet and a gain or loss is recognized for the difference between the cash proceeds received, the assets derecognized, and the liabilities recognized as part of the transaction. The gain or loss on sale is included in Financial Services revenue in the consolidated statements of income.
The Company is not required, and does not currently intend, to provide any additional financial support to the on or off-balance sheet VIEs associated with these transactions. Investors and creditors in these transactions only have recourse to the assets held by the VIEs.
Inventories – Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories totaling $247.6 million and $234.9 million at December 31, 2018 and 2017, respectively, are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.

Property, Plant and Equipment – Property, plant and equipment is recorded at cost. Depreciation is determined on the straight-line basis over the estimated useful lives of the assets. The following useful lives are used to depreciate the various classes of property, plant and equipment: buildings – 30 years; building, equipment and land improvements – 7 years; machinery and equipment – 3 to 10 years; furniture and fixtures – 5 years; and software – 3 to 7 years. Accelerated methods of depreciation are used for income tax purposes.
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2018 and 2017, the Company performed a quantitative test on its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
Long-lived Assets – The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used. The Company also reviews the useful life of its long-lived assets when events and circumstances indicate that the actual useful life may be shorter than originally estimated. In the event that the actual useful life is deemed to be shorter than the original useful life, depreciation is adjusted prospectively so that the remaining book value is depreciated over the revised useful life. Refer to Note 3 Restructuring Expenses.
Asset groups classified as held for sale are measured at the lower of carrying amount or fair value less cost to sell, and a loss is recognized for any initial adjustment required to reduce the carrying amount to the fair value less cost to sell in the period the held for sale criteria are met. The fair value less cost to sell must be assessed each reporting period that the asset group remains classified as held for sale. Gains or losses not previously recognized resulting from the sale of an asset group will be recognized on the date of sale.
Product Warranty and Recall – The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company offers a one-year warranty for Parts & Accessories (P&A). The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims using an estimated cost based primarily on historical Company claim information. Additionally, the Company has from time-to-time initiated certain voluntary recall campaigns. The Company accrues for the estimated cost associated with voluntary recalls in the period that management approves and commits to the recall.
Changes in the Company’s warranty and recall liability were as follows (in thousands):

	2018	2017	2016
Balance, beginning of period	$94,200	$79,482	$74,217
Warranties issued during the period	53,367	57,834	60,215
Settlements made during the period	(79,300)	(82,554)	(99,298)
Recalls and changes to pre-existing warranty liabilities	63,473	39,438	44,348
Balance, end of period	$131,740	$94,200	$79,482
The liability associated with recalls was $73.3 million, $35.3 million and $13.6 million at December 31, 2018, 2017 and 2016, respectively.
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
All derivative instruments are recognized on the balance sheet at fair value (see Note 13). In accordance with ASC Topic 815, “Derivatives and Hedging,” the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recorded in current period earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of gains and losses that result from changes in the fair value of derivative instruments is initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, at both the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any ineffective portion is immediately recognized in earnings. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments that do not qualify for hedge accounting are recorded at fair value and any changes in fair value are recorded in current period earnings. Refer to Note 10 for a detailed description of the Company’s derivative instruments.
Research and Development Expenses – Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, administrative and engineering expense in the consolidated statements of income. Research and development expenses were $191.6 million, $175.2 million and $172.3 million for 2018, 2017 and 2016, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media. During 2018, 2017 and 2016, the Company incurred $144.3 million, $135.5 million and $137.4 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of cost of goods sold.
Share-Based Award Compensation Costs – The Company recognizes the cost of its share-based awards in its consolidated statements of income. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Share-based award expense is recognized on a straight-line basis over the service or performance periods of the awards. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2018, 2017 and 2016 was $35.5 million, $32.5 million and $32.3 million, respectively, or $27.2 million, $20.5 million and $20.4 million net of taxes, respectively.
Income Tax Expense – The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
New Accounting Standards
Accounting Standards Recently Adopted
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018. The Company applied the standard to all contracts using the modified retrospective method. As such, the Company recognized the cumulative effect of the adoption as an adjustment to the opening balance of retained earnings. The comparative information has not been adjusted.
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

The following tables illustrate the impact of adoption of ASU 2014-09 on the consolidated statement of income and the consolidated balance sheet (in thousands):

Consolidated Statement of Income

	Twelve months ended December 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change
Revenue:
Motorcycles and Related Products	$4,968,646	$4,969,948	$(1,302)
Costs and expenses:
Motorcycles and Related Products cost of goods sold	$3,351,796	$3,348,779	$3,017
Operating income	$713,523	$717,842	$(4,319)
Income before provision for income taxes	$686,629	$690,948	$(4,319)
Provision for income taxes	$155,178	$156,225	$(1,047)
Net income	$531,451	$534,723	$(3,272)

Consolidated Balance Sheet

	December 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change
ASSETS
Other current assets	$144,368	$163,841	$(19,473)
Deferred income taxes	$141,464	$143,312	$(1,848)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities	$601,130	$625,203	$(24,073)
Retained earnings	$2,007,583	$2,004,831	$2,752

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation - Retirement Benefits by requiring employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The guidance also limits the components that are eligible for capitalization in assets. The Company adopted ASU 2017-07 retrospectively on January 1, 2018. As a result, the non-service cost components of net periodic benefit cost have been presented in Other income (expense), net and the prior period has been recast to reflect the new presentation. The Company elected the practical expedient allowing the use of previously disclosed benefit components as the basis for the retrospective application. Net periodic benefit credit (cost) previously recorded in Motorcycles and Related Products cost of goods sold and Selling, administrative and engineering expense of $10.6 million and $(1.4) million, respectively, for the twelve months ended December 31, 2017, and $6.2 million and $(3.6) million, respectively, for the twelve months ended December 31, 2016 has been reclassified to Other income (expense), net.

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

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments and modifying overall presentation and disclosure requirements. The ASU was subsequently amended by ASU No. 2018-03, ASU No. 2018-04 and ASU No. 2018-09. The Company adopted ASU 2016-01 on January 1, 2018 on a prospective basis. The adoption of ASU 2016-01 did not have a material impact on its financial statements.
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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company adopted ASU 2018-02 in December 2018 resulting in the reclassification of $108.3 million in stranded tax effects from accumulated other comprehensive loss to retained earnings. These reclassified stranded tax effects relate to the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts. The Company has elected the portfolio approach to release stranded income tax effects in AOCI.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) (ASU 2018-14). The amendments in ASU 2018-14 modify the annual disclosure requirements for defined benefit pension and other postretirement benefit plans. The FASB modified, added, and deleted specific disclosures in an effort to improve usefulness to financial statement users and reduce unnecessary costs for companies. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2018-14 in December 2018.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company is required to adopt ASU 2016-02 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. Pursuant to ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company plans to apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance sheet in the period of adoption. The Company has elected the practical expedients upon transition that allow entities not to reassess lease identification, classification and initial direct costs for leases that existed prior to adoption. The adoption of ASU 2016-02 will result in the initial recognition of right of use assets and lease liabilities related to the Company's leasing arrangements totaling approximately $60 million.
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

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill. Rather, the goodwill impairment is calculated by comparing the fair value of a reporting unit to its carrying value, and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. All reporting units apply the same impairment test under the new standard. The Company is required to adopt ASU 2017-04 for its annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 amends ASC 815, Derivatives and Hedging to improve the financial reporting of hedging relationships and to simplify the application of the hedge accounting guidance. The ASU makes various updates to the hedge accounting model, including changing the recognition and presentation of changes in the fair value of the hedging instrument and amending disclosure requirements, among other things. The Company is required to adopt ASU 2017-12 for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. For cash flow and net investment hedges existing at the date of adoption, the Company must apply a cumulative effect adjustment as of the beginning of the fiscal year in which the standard is adopted. The amendments related to presentation and disclosure are required prospectively. The adoption of ASU 2017-12 will not have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 amends ASC 820 to eliminate, modify, and add certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in any period, either for the whole standard or only the provisions that eliminate or modify requirements. The amendments are required to be applied retrospectively, with the exception of a few disclosure additions, which are to be applied on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13, but does not believe that it will have a significant impact on its disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15). The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the existing internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2018-15.
2. Revenue

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

The following table includes revenue disaggregated by major source (in thousands):

Twelve months ended
December 31, 2018
Motorcycles and Related Products:
Motorcycles	$3,882,963
Parts & Accessories	754,663
General Merchandise	241,964
Licensing	38,676
Other	50,380
Revenue from Motorcycles and Related Products	4,968,646
Financial Services:
Interest income	645,985
Securitization and servicing fee income	1,136
Other income	101,108
Revenue from Financial Services	748,229
Total revenue	$5,716,875

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

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales decreased revenue by an immaterial amount during 2018.

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

Securitization and servicing fee income - Securitization and servicing fee income consists of revenue from servicing and ancillary fees associated with HDFS' off-balance sheet asset-backed securitization transaction. Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion regarding asset-backed financing.

Other income - Other income consists primarily of insurance and licensing revenues. HDFS works with certain unaffiliated insurance companies to offer motorcycle insurance and protection products through most Harley-Davidson dealers in the U.S. and Canada. HDFS also works with third-party financial institutions that issue credit cards or offer other financial products bearing the Harley-Davidson brand in the U.S and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 5 years. The Company is the primary obligor for certain other insurance related contracts and, as a result, revenue is recognized over the life of the contract as the Company fulfills its performance obligation.

Contract Liabilities

Deferred revenue relates to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of H.O.G. memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. On January 1, 2018, $23.4 million of deferred revenue was included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheet. $19.6 million of previously deferred revenue was recognized in 2018. At December 31, 2018, the unearned revenue balance was $29.1 million. The Company expects to recognize approximately $15.3 million of the remaining unearned revenue in 2019 and $13.8 million thereafter.

3. Restructuring Expenses
In January 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which includes the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). As the U.S. operations are consolidated, the Company expects approximately 800 jobs will be eliminated with the closure of Kansas City operations and approximately 450 jobs will be added in York through 2019. Approximately 90 jobs will be eliminated in Adelaide.

The Company expects to incur restructuring and other consolidation costs of $152 million to $162 million in the Motorcycles segment related to the Manufacturing Optimization Plan through 2019, of which approximately 70% will be cash charges. The current Manufacturing Optimization Plan cost estimate has been revised down from the prior estimate by $3 million and $23 million at the low and high ends of the range, respectively.
The current estimate includes $129 million to $134 million of restructuring expense and $23 million to $28 million of costs related to temporary inefficiencies. The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $40 million to $41 million, $51 million to $53 million, and $38 million to $40 million, respectively.
In November 2018, the Company implemented a reorganization of its workforce (Reorganization Plan). As a result, approximately 70 employees left the Company on an involuntary basis. The Company incurred restructuring expenses of $3.9 million related to this action during 2018.
Restructuring expense related to these plans is recorded as a separate line item in the consolidated statement of income and the accrued restructuring liability is recorded in accrued liabilities in the consolidated balance sheet. The Company expects these plans to be completed by mid-2019. Changes in the accrued restructuring liability were as follows (in thousands):

	Twelve months ended December 31, 2018
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$—	$—	$—	$—	$—	$—
Restructuring expense	38,666	34,654	16,182	89,502	3,899	93,401
Utilized - cash	(13,060)	—	(16,095)	(29,155)	(444)	(29,599)
Utilized - non cash	—	(34,654)	—	(34,654)	—	(34,654)
Foreign currency changes	(648)	—	(8)	(656)	6	(650)
Balance, end of period	$24,958	$—	$79	$25,037	$3,461	$28,498
During 2018, the Company incurred $12.9 million of incremental cost of goods sold due to temporary inefficiencies related to implementing the Manufacturing Optimization Plan.

4.    Income Taxes

During 2017, the Company recorded income tax expense of $53.1 million in connection with the enactment of the "Tax Cuts and Jobs Act" (2017 Tax Act), all of which the Company regarded as provisional under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). The Company's provisional income tax expense included the remeasurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, a one-time transition tax related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, the write-off of foreign tax credit deferred tax assets related to withholding tax on foreign dividend payments, state tax estimates related to the conformity of federal tax law changes and other smaller items. The Company completed its accounting for all of the initial income tax effects of the 2017 Tax Act during 2018 which resulted in a reduction to income tax expense during 2018 of $1.5 million.

The 2017 Tax Act also subjects U.S. shareholders to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which a company can elect to either recognize deferred taxes or to provide tax expense in the year incurred. The Company has elected to account for GILTI in the year the tax is incurred.

Provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2018	2017	2016
Current:
Federal	$136,202	$245,189	$284,489
State	23,134	24,898	28,406
Foreign	29,823	21,138	19,017
	189,159	291,225	331,912
Deferred:
Federal	(23,181)	47,046	(4,250)
State	(6,787)	2,688	7,038
Foreign	(4,013)	1,121	(2,953)
	(33,981)	50,855	(165)
Total	$155,178	$342,080	$331,747
The components of income before income taxes for the years ended December 31 were as follows (in thousands):

	2018	2017	2016
Domestic	$593,099	$788,878	$954,138
Foreign	93,530	74,961	69,773
Total	$686,629	$863,839	$1,023,911
The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate due to the following items for the years ended December 31:

	2018	2017	2016
Provision at statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	1.9	1.8
Foreign rate differential	0.4	(0.8)	(0.6)
Domestic manufacturing deduction	—	(2.2)	(2.1)
Foreign derived intangible income	(1.2)	—	—
Research and development credit	(1.1)	(0.7)	(0.4)
Unrecognized tax benefits including interest and penalties	(0.6)	2.3	(1.3)
Valuation allowance adjustments	0.1	(0.1)	0.1
Deferred tax balance remeasurement for rate change	(1.2)	5.5	—
Territorial tax	1.4	(0.1)	—
Global intangible low-taxed income	0.4	—	—
Adjustments for previously accrued taxes	(1.0)	(1.2)	0.2
Rate differential on intercompany transfers	0.9	—	—
Executive compensation limitation	0.5	—	—
Other	0.4	—	(0.3)
Provision for income taxes	22.6%	39.6%	32.4%

The principal components of the Company’s deferred tax assets and liabilities as of December 31 include the following (in thousands):

	2018	2017
Deferred tax assets:
Accruals not yet tax deductible	$108,284	$92,158
Pension and postretirement benefit plan obligations	48,347	37,357
Stock compensation	13,295	12,669
Net operating loss carryforward	34,842	33,171
Valuation allowance	(21,868)	(21,561)
Other, net	43,870	52,422
	226,770	206,216
Deferred tax liabilities:
Depreciation, tax in excess of book	(79,326)	(88,989)
Other	(5,980)	(8,154)
	(85,306)	(97,143)
Total	$141,464	$109,073
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
At December 31, 2018, the Company had approximately $270.4 million of gross state operating loss carryforwards expiring in 2031. At December 31, 2018, the Company also had Wisconsin research and development credit carryforwards of $11.4 million expiring in 2024-2028. The Company had a deferred tax asset of $25.9 million as of December 31, 2018 for the benefit of these losses and credits. A valuation allowance of $2.9 million was established against the deferred tax asset, which is a decrease of $1.6 million from the prior year.
The Company had foreign net operating losses (NOL) totaling $8.9 million as of December 31, 2018. It had a valuation allowance of $18.9 million against both the NOLs and other deferred tax assets of $10.0 million. The valuation allowance on foreign net operating losses increased by $1.8 million, reflecting movement related to realizability assessment on additional earnings and loss, as well as movements related to foreign currency rates.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2018	2017
Unrecognized tax benefits, beginning of period	$72,230	$55,539
Increase in unrecognized tax benefits for tax positions taken in a prior period	940	9,513
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(9,783)	(3,749)
Increase in unrecognized tax benefits for tax positions taken in the current period	3,355	13,779
Settlements with taxing authorities	(5,331)	(2,852)
Unrecognized tax benefits, end of period	$61,411	$72,230
The amount of unrecognized tax benefits as of December 31, 2018 that, if recognized, would affect the effective tax rate was $53.7 million.
The total gross amount of benefit related to interest and penalties associated with unrecognized tax benefits recognized during 2018 in the Company’s consolidated statement of income was $3.2 million.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2018 in the Company’s consolidated balance sheet was $27.7 million.

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2019. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2014 or for U.S. federal income taxes before 2014. The Company is currently under audit for U.S. federal income taxes for years 2015 and 2016.
5.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the years ended December 31 (in thousands except per share amounts):

	2018	2017	2016
Numerator:
Income used in computing basic and diluted earnings per share	$531,451	$521,759	$692,164
Denominator:
Denominator for basic earnings per share - weighted-average common shares	165,672	171,995	179,676
Effect of dilutive securities – employee stock compensation plan	832	937	859
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	166,504	172,932	180,535
Earnings per common share:
Basic	$3.21	$3.03	$3.85
Diluted	$3.19	$3.02	$3.83
Options to purchase 1.1 million, 0.8 million and 1.4 million weighted-average shares of common stock outstanding during 2018, 2017 and 2016, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price and therefore the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards, including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2018, 2017 and 2016.
6.    Additional Balance Sheet and Cash Flow Information
The following information represents additional detail for selected line items included in the consolidated balance sheets at December 31, and the statements of cash flows for the years ended December 31.
Balance Sheet Information:
Inventories, net (in thousands):

	2018	2017
Raw materials and work in process	$177,110	$161,664
Motorcycle finished goods	301,630	289,530
Parts & accessories and general merchandise	136,027	139,363
Inventory at lower of FIFO cost or net realizable value	614,767	590,557
Excess of FIFO over LIFO cost	(58,639)	(52,355)
Total inventories, net	$556,128	$538,202
Inventory obsolescence reserves deducted from FIFO cost were $39.0 million and $38.7 million as of December 31, 2018 and 2017, respectively.

Property, plant and equipment, at cost (in thousands):

	2018	2017
Land and related improvements	$73,025	$70,256
Buildings and related improvements	483,965	464,454
Machinery and equipment	1,740,405	1,890,126
Software	733,180	660,090
Construction in progress	205,786	200,396
	3,236,361	3,285,322
Accumulated depreciation	(2,332,229)	(2,317,541)
Total property, plant and equipment, net	$904,132	$967,781
Accrued liabilities (in thousands):

	2018	2017
Payroll, employee benefits and related expenses	$125,056	$124,093
Restructuring reserves	28,498	—
Warranty and recalls	103,074	75,089
Sales incentive programs	57,525	48,309
Tax-related accruals	43,083	25,944
Fair value of derivative financial instruments	5,316	21,308
Accrued interest	47,977	40,347
Other	190,601	194,732
Total accrued liabilities	$601,130	$529,822

Cash Flow Information:
The reconciliation of net income to net cash provided by operating activities of continuing operations is as follows (in thousands):

	2018	2017	2016
Cash flows from operating activities:
Net income	$531,451	$521,759	$692,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	264,863	222,188	209,555
Amortization of deferred loan origination costs	81,315	82,911	86,681
Amortization of financing origination fees	8,367	8,045	9,252
Provision for long-term employee benefits	36,481	29,900	38,273
Employee benefit plan contributions and payments	(10,544)	(63,277)	(55,809)
Stock compensation expense	35,539	32,491	32,336
Net change in wholesale finance receivables related to sales	(56,538)	35,172	(3,233)
Provision for credit losses	106,870	132,444	136,617
Gain on off-balance sheet asset-backed securitization	—	—	(9,269)
Loss on debt extinguishment	—	—	118
Deferred income taxes	(33,981)	50,855	(165)
Other, net	37,554	8,559	(6,907)
Changes in current assets and liabilities:
Accounts receivable, net	9,143	(18,149)	(45,934)
Finance receivables – accrued interest and other	773	(1,313)	(1,489)
Inventories	(31,059)	(20,584)	85,072
Accounts payable and accrued liabilities	196,192	10,128	38,237
Derivative instruments	473	1,866	(3,413)
Other	29,022	(27,934)	(27,747)
Total adjustments	674,470	483,302	482,175
Net cash provided by operating activities	$1,205,921	$1,005,061	$1,174,339
Cash paid during the period for interest and income taxes was as follows (in thousands):

	2018	2017	2016
Interest	$207,484	$204,866	$185,804
Income taxes	$149,436	$300,113	$356,553
Interest paid represents interest payments of HDFS (included in Financial Services interest expense) and interest payments of the Company (included in interest expense).

7.    Finance Receivables
Finance receivables, net at December 31 for the past five years were as follows (in thousands):

	2018	2017	2016	2015	2014
Wholesale
United States	$1,007,956	$939,621	$961,150	$965,379	$903,380
Canada	75,659	77,336	65,440	58,481	48,941
Total wholesale	1,083,615	1,016,957	1,026,590	1,023,860	952,321
Retail
United States	6,103,378	5,901,002	5,769,410	5,803,071	5,398,006
Canada	224,823	239,598	212,801	188,400	209,918
Total retail	6,328,201	6,140,600	5,982,211	5,991,471	5,607,924
	7,411,816	7,157,557	7,008,801	7,015,331	6,560,245
Allowance for credit losses	(189,885)	(192,471)	(173,343)	(147,178)	(127,364)
Total finance receivables, net	$7,221,931	$6,965,086	$6,835,458	$6,868,153	$6,432,881
 The Company offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales.
The Company provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment contracts and are primarily related to sales of motorcycles to the dealers’ customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2018 and 2017, approximately 11% of gross outstanding retail finance receivables were originated in Texas; there were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
Unused lines of credit extended to the Company's wholesale finance customers totaled $1.21 billion and $1.27 billion at December 31, 2018 and 2017, respectively. Approved but unfunded retail finance loans totaled $154.8 million and $166.3 million at December 31, 2018 and 2017, respectively.
Wholesale finance receivables are generally contractually due within one year. On December 31, 2018, contractual maturities of finance receivables were as follows (in thousands):

	United States	Canada	Total
2019	$2,132,189	$122,684	$2,254,873
2020	1,209,886	49,746	1,259,632
2021	1,289,673	53,916	1,343,589
2022	1,418,813	58,437	1,477,250
2023	1,051,626	15,699	1,067,325
Thereafter	9,147	—	9,147
Total	$7,111,334	$300,482	$7,411,816
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31 were as follows (in thousands):

	2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	105,292	1,578	106,870
Charge-offs	(154,433)	(8)	(154,441)
Recoveries	44,985	—	44,985
Balance, end of period	$182,098	$7,787	$189,885

	2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	132,760	(316)	132,444
Charge-offs	(160,972)	—	(160,972)
Recoveries	47,656	—	47,656
Balance, end of period	$186,254	$6,217	$192,471

	2016
	Retail	Wholesale	Total
Balance, beginning of period	$139,320	$7,858	$147,178
Provision for credit losses	137,942	(1,325)	136,617
Charge-offs	(148,566)	—	(148,566)
Recoveries	41,405	—	41,405
Other (a)	(3,291)	—	(3,291)
Balance, end of period	$166,810	$6,533	$173,343

(a)
Related to the sale of finance receivables during the second quarter of 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 12 for additional information).

There were no finance receivables individually evaluated for impairment on December 31, 2018 or 2017. The allowance for credit losses and finance receivables by portfolio, collectively evaluated for impairment, at December 31 was as follows (in thousands):

	2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	182,098	7,787	189,885
Total allowance for credit losses	$182,098	$7,787	$189,885
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,328,201	1,083,615	7,411,816
Total finance receivables	$6,328,201	$1,083,615	$7,411,816
	2017
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	186,254	6,217	192,471
Total allowance for credit losses	$186,254	$6,217	$192,471
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,140,600	1,016,957	7,157,557
Total finance receivables	$6,140,600	$1,016,957	$7,157,557
Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the loan agreement. As retail finance receivables are collectively and not individually reviewed for impairment, this portfolio does not have specifically impaired finance receivables. At December 31, 2018 and 2017, there were no wholesale finance receivables that were on non-accrual status or individually deemed to be impaired under ASC Topic 310, “Receivables.”

An analysis of the aging of past due finance receivables at December 31 was as follows (in thousands):

	2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,100,186	$136,945	$49,825	$41,245	$228,015	$6,328,201
Wholesale	1,081,729	522	273	1,091	1,886	1,083,615
Total	$7,181,915	$137,467	$50,098	$42,336	$229,901	$7,411,816

	2017
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,913,473	$139,629	$47,539	$39,959	$227,127	$6,140,600
Wholesale	1,016,000	595	245	117	957	1,016,957
Total	$6,929,473	$140,224	$47,784	$40,076	$228,084	$7,157,557
The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31 for the past five years was as follows (in thousands):

	2018	2017	2016	2015	2014
United States	$41,285	$39,051	$39,399	$31,677	$27,800
Canada	1,051	1,025	1,326	1,192	1,118
Total	$42,336	$40,076	$40,725	$32,869	$28,918
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
The recorded investment of retail finance receivables, by credit quality indicator, at December 31 was as follows (in thousands):

	2018	2017
Prime	$5,183,754	$4,966,193
Sub-prime	1,144,447	1,174,407
Total	$6,328,201	$6,140,600
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

The recorded investment of wholesale finance receivables, by internal credit quality indicator, at December 31 was as follows (in thousands):

	2018	2017
Doubtful	$2,210	$688
Substandard	9,660	3,837
Special Mention	10,299	26,866
Medium Risk	25,802	9,917
Low Risk	1,035,644	975,649
Total	$1,083,615	$1,016,957
8.    Leases
The Company operates certain administrative, manufacturing, warehouse and testing facilities and equipment under lease arrangements that are accounted for as operating leases. Total rental expense was $22.8 million, $15.1 million and $14.4 million for 2018, 2017 and 2016, respectively.
Future minimum operating lease payments at December 31, 2018 were as follows (in thousands):

2019	$20,416
2020	16,195
2021	13,702
2022	10,330
2023	5,345
Thereafter	7,988
Total operating lease payments	$73,976
9.    Goodwill and Intangible Assets
The following table summarizes changes in the carrying amount of goodwill in the Motorcycles segment for the following years ended December 31 (in thousands):

	2018	2017	2016
Balance, beginning of period	$55,947	$53,391	$54,182
Currency translation	(899)	2,556	(791)
Balance, end of period	$55,048	$55,947	$53,391
The following table summarizes the Motorcycles segment intangible assets other than goodwill at December 31 (in thousands):

	2018
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Customer relationships	7,234	(1,236)	5,998	20

	2017
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated useful life (years)
Customer relationships	7,860	(950)	6,910	20

Intangible assets other than goodwill are included in other long-term assets on the Company's consolidated balance sheets. The gross carrying amounts at December 31 differ from the acquisition date amounts due to changes in foreign currency exchange rates.

Total amortization expense of other intangible assets was $0.4 million, $4.2 million and $7.0 million for 2018, 2017 and 2016, respectively. The Company estimates future amortization to be as follows (in thousands):

Estimated Amortization
2019	$372
2020	372
2021	372
2022	372
2023	372
Thereafter	4,138
Total	$5,998
The Financial Services segment had no goodwill or intangible assets at December 31, 2018 and 2017.
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
The Company periodically utilizes interest rate swaps to reduce the impact of fluctuations in interest rates on its long-term debt.

The following tables summarize the fair value of the Company’s derivative financial instruments at December 31 (in thousands):

	2018			2017
Derivatives Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Foreign currency contracts(c)	$442,976	$15,071	$313	$675,724	$1,388	$21,239
Commodities contracts(c)	827	—	46	915	—	69
Interest rate swap(c)	900,000	—	4,494	—	—	—
Total	$1,343,803	$15,071	$4,853	$676,639	$1,388	$21,308
	2018			2017
Derivatives Not Designated As Hedging Instruments Under ASC Topic 815	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)	Notional Value	Asset Fair Value(a)	Liability Fair Value(b)

Commodities contracts	$5,239	$—	$463	$4,532	$381	$—
Total	$5,239	$—	$463	$4,532	$381	$—

(a)	Included in other current assets

(b)	Included in accrued liabilities

(c)	Derivative designated as a cash flow hedge
The following tables summarize the amount of gains and losses for the following years ended December 31 related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax
Cash Flow Hedges	2018	2017	2016
Foreign currency contracts	$41,657	$(53,964)	$28,099
Commodities contracts	34	(246)	77
Treasury rate locks	41	(719)	—
Interest rate swap	(6,046)	—	—
Total	$35,686	$(54,929)	$28,176

	Amount of Gain/(Loss) Reclassified from AOCL into Income
Cash Flow Hedges	2018	2017	2016	Expected to be Reclassified Over the Next Twelve Months

Foreign currency contracts(a)	$11,492	$(7,202)	$18,253	$13,562
Commodities contracts(a)	24	—	(258)	(46)
Treasury rate locks(b)	(498)	(442)	(362)	(492)
Interest rate swap(b)	(1,552)	—	—	(2,061)
Total	$9,466	$(7,644)	$17,633	$10,963

(a)	Gain/(loss) reclassified from accumulated other comprehensive loss (AOCL) to income is included in cost of goods sold

(b)	Gain/(loss) reclassified from AOCL to income is included in interest expense
For the years ended December 31, 2018 and 2017, the cash flow hedges were highly effective and, as a result, the amount of hedge ineffectiveness was not material. No amounts were excluded from effectiveness testing.
The following table summarizes the amount of gains and losses for the years ended December 31 related to derivative financial instruments not designated as hedging instruments (in thousands):

	Amount of (Loss)/Gain Recognized in Income on Derivative
Derivatives Not Designated As Hedges	2018	2017	2016
Commodities contracts(a)	$(430)	$503	$167
Total	$(430)	$503	$167

(a)	Gain/(loss) recognized in income is included in cost of goods sold
11.    Debt
Debt with a contractual term less than one year is generally classified as short-term debt and consisted of the following as of December 31 (in thousands):

	2018	2017
Unsecured commercial paper	$1,135,810	$1,273,482
Total short-term debt	$1,135,810	$1,273,482
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following as of December 31 (in thousands):

	2018	2017
Secured debt (Note 12)
Asset-backed Canadian commercial paper conduit facility	$155,951	$174,779
Asset-backed U.S. commercial paper conduit facilities	582,717	279,457
Asset-backed securitization debt	95,216	353,085
Less: unamortized discount and debt issuance costs	(49)	(461)
Total secured debt	833,835	806,860

Unsecured notes (at par value)
6.80% Medium-term notes due in 2018, issued May 2008	—	877,488
2.25% Medium-term notes due in 2019, issued January 2016	600,000	600,000
Floating-rate Medium-term notes due in 2019, issued March 2017(a)	150,000	150,000
2.40% Medium-term notes due in 2019, issued September 2014	600,000	600,000
2.15% Medium-term notes due in 2020, issued February 2015	600,000	600,000
Floating-rate Medium-term notes due in 2020, issued May 2018(b)	450,000	—
2.40% Medium-term notes due in 2020, issued March 2017	350,000	350,000
2.85% Medium-term notes due in 2021, issued January 2016	600,000	600,000
Floating-rate Medium-term notes due in 2021, issued November 2018(c)	450,000	—
3.55% Medium-term notes due in 2021, issued May 2018	350,000	—
2.55% Medium-term notes due in 2022, issued June 2017	400,000	400,000
3.35% Medium-term notes due in 2023, issued February 2018	350,000	—
3.50% Senior unsecured notes due in 2025, issued July 2015	450,000	450,000
4.625% Senior unsecured notes due in 2045, issued July 2015	300,000	300,000
Less: unamortized discount and debt issuance costs	(20,369)	(19,821)
Gross long-term debt	6,463,466	5,714,527
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs	(1,575,799)	(1,127,269)
Total long-term debt	$4,887,667	$4,587,258

(a)	Floating interest rate based on LIBOR plus 35 bps.

(b)
Floating interest rate based on LIBOR plus 50 bps. The Company utilized an interest rate swap designated as a cash flow hedge to convert this from a floating rate basis to a fixed rate basis. Refer to Note 10 of the Notes to the Consolidated Financial Statements for further details.

(c)
Floating interest rate based on LIBOR plus 94 bps. The Company utilized an interest rate swap designated as a cash flow hedge to convert this from a floating rate basis to a fixed rate basis. Refer to Note 10 of the Notes to the Consolidated Financial Statements for further details.

A summary of the Company’s expected principal payments for debt obligations as of December 31, 2018 is as follows (in thousands):

2019	$2,717,597
2020	1,562,889
2021	1,570,815
2022	578,256
2023	440,137
Thereafter	750,000
Total	$7,619,694
Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 2.79% and 1.48% at December 31, 2018 and 2017, respectively.
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
During June 2018, $877.5 million of 6.80% medium-term notes matured, and the principal and accrued interest were paid in full. During March and November 2017, $400.0 million of 2.70% and $400.0 million of 1.55% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
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
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS's consolidated debt, excluding secured debt, to HDFS's consolidated shareholders' equity, excluding accumulated other comprehensive income (loss), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excludes accumulated other comprehensive income (loss)), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2018 and 2017, HDFS and the Company remained in compliance with all of these covenants.
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

The following table shows the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements at December 31 (in thousands):

	2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$158,718	$(4,691)	$17,191	$329	$171,547	$95,167
Asset-backed U.S. commercial paper conduit facilities	631,588	(18,733)	30,012	1,234	644,101	582,717
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	181,774	(3,130)	8,779	343	187,766	155,951
Total on-balance sheet assets and liabilities	$972,080	$(26,554)	$55,982	$1,906	$1,003,414	$833,835

	2017
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$439,301	$(13,686)	$34,919	$1,260	$461,794	$352,624
Asset-backed U.S. commercial paper conduit facilities	300,530	(9,392)	13,787	888	305,813	279,457
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	203,691	(3,746)	9,983	470	210,398	174,779
Total on-balance sheet assets and liabilities	$943,522	$(26,824)	$58,689	$2,618	$978,005	$806,860
On-Balance Sheet Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes’ contractual lives have various maturities during 2022.
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
There were no on-balance sheet asset-backed securitization transactions during 2018 or 2017. At December 31, 2018, the Company's consolidated balance sheet included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
May 2015	$500,000	0.88%	May 2016 - December 2022
January 2015	$700,000	0.89%	February 2016 - August 2022

In addition, outstanding balances related to the following secured notes included in the Company's consolidated balance sheet at December 31, 2017 were repaid during 2018 (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date

April 2014	$850,000	0.66%	April 2015 - October 2021
For the years ended December 31, 2018 and 2017, interest expense on the secured notes was $3.2 million and $7.9 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding on-balance sheet asset-backed securitization transactions was 1.67% and 1.53% at December 31, 2018 and 2017, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE
The Company has agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. On November 30, 2018, the Company renewed its existing $600.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Also on that date, the Company amended its existing $300.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits, increasing the aggregate commitment to $600.0 million. The aggregate commitment under this agreement will be reduced monthly as collections on the related finance receivables are applied to the outstanding principal until the outstanding principal balance is less than or equal to $300.0 million, at which point the aggregate commitment will equal $300.0 million. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facilities, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit Facilities have an expiration date of November 29, 2019.
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
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$32,900	$29,300	$333,400	$300,000
Second quarter	59,100	53,300	28,200	24,000
Third quarter	—	—	34,100	29,600
Fourth quarter	400,200	356,800	34,000	29,700
	$492,200	$439,400	$429,700	$383,300
For the years ended December 31, 2018 and 2017, interest expense under the U.S. Conduit Facilities was $10.9 million and $7.1 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding U.S. Conduit Facilities was 3.26% and 2.33% at December 31, 2018 and 2017, respectively.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility

In June 2018, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the Canadian Conduit expires on June 28, 2019.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2018		2017
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$7,600	$6,200	$6,300	$5,500
Second quarter	38,900	32,200	14,200	12,400
Third quarter	—	—	—	—
Fourth quarter	39,000	32,200	84,900	69,100
	$85,500	$70,600	$105,400	$87,000

For the years ended December 31, 2018 and 2017, interest expense on the Canadian Conduit was $3.8 million and $2.6 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 2.68% and 1.96% at December 31, 2018 and 2017, respectively.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $31.8 million at December 31, 2018. The maximum exposure is not an indication of the Company's expected loss exposure.
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the years ended December 31, 2018 and 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At December 31, 2018, the assets of this off-balance sheet asset-backed securitization VIE were $79.6 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at December 31, 2018. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financing, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the consolidated statements of income. The fees the Company is paid for servicing represent adequate compensation and, consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $1.1 million and $1.9 million for the years ended December 31, 2018 and December 31, 2017, respectively.
The unpaid principal balance of serviced retail motorcycle finance receivables at December 31 was as follows (in thousands):

	2018	2017
On-balance sheet retail motorcycle finance receivables	$6,185,350	$5,993,185
Off-balance sheet retail motorcycle finance receivables	79,613	146,425
Total serviced retail motorcycle finance receivables	$6,264,963	$6,139,610
The balance of serviced finance receivables 30 days or more delinquent at December 31 was as follows (in thousands):

	Amount 30 days or more past due:
	2018	2017
On-balance sheet retail motorcycle finance receivables	$228,015	$227,127
Off-balance sheet retail motorcycle finance receivables	1,658	2,106
Total serviced retail motorcycle finance receivables	$229,673	$229,233
Credit losses, net of recoveries for the serviced finance receivables for the years ended December 31 were as follows (in thousands):

	2018	2017
On-balance sheet retail motorcycle finance receivables	$109,448	$113,316
Off-balance sheet retail motorcycle finance receivables	907	1,191
Total serviced retail motorcycle finance receivables	$110,355	$114,507
13.     Fair Value
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
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in thousands):

	2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$998,601	$728,800	$269,801	$—
Marketable securities	54,250	44,243	10,007	—
Derivatives	15,071	—	15,071	—
Total	$1,067,922	$773,043	$294,879	$—
Liabilities:
Derivatives	$5,316	$—	$5,316	$—

	2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$488,432	$358,500	$129,932	$—
Marketable securities	48,006	48,006	—	—
Derivatives	1,769	—	1,769	—
Total	$538,207	$406,506	$131,701	$—
Liabilities:
Derivatives	$21,308	$—	$21,308	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $20.2 million and $19.6 million, for which the fair value adjustment was $9.7 million and $9.0 million, at December 31, 2018 and 2017, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost
The carrying value of the Company’s cash and cash equivalents and restricted cash approximates their fair values.

The following table summarizes the fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31 (in thousands):

	2018		2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,304,334	$7,221,931	$7,021,549	$6,965,086
Liabilities:
Unsecured commercial paper	$1,135,810	$1,135,810	$1,273,482	$1,273,482
Asset-backed U.S. commercial paper conduit facilities	$582,717	$582,717	$279,457	$279,457
Asset-backed Canadian commercial paper conduit facility	$155,951	$155,951	$174,779	$174,779
Medium-term notes	$4,829,671	$4,887,007	$4,189,092	$4,165,706
Senior unsecured notes	$707,198	$742,624	$784,433	$741,961
Asset-backed securitization debt	$94,974	$95,167	$351,767	$352,624
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
14.    Employee Benefit Plans and Other Postretirement Benefits
The Company has a qualified defined benefit pension plan and postretirement healthcare benefit plans, which cover employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.
Pension benefits are based primarily on years of service and, for certain plans, levels of compensation. Employees are eligible to receive postretirement healthcare benefits upon attaining age 55 after rendering at least 10 years of service to the Company. Some of the plans require employee contributions to partially offset benefit costs.

Obligations and Funded Status:
The following table provides the changes in the benefit obligations, fair value of plan assets and funded status of the Company’s pension, SERPA and postretirement healthcare plans as of the Company’s December 31, 2018 and 2017 measurement dates (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of period	$2,201,021	$1,986,435	$338,488	$346,431
Service cost	32,340	31,584	7,180	7,500
Interest cost	82,778	85,076	11,556	13,648
Actuarial (gains) losses	(213,583)	195,444	(42,039)	(8,408)
Plan participant contributions	—	—	2,492	2,525
Plan amendments	(12,926)	(13,227)	(4,710)	—
Benefits paid	(106,280)	(84,291)	(23,448)	(23,208)
Net curtailments and settlements	1,358	—	(2,945)	—
Benefit obligation, end of period	1,984,708	2,201,021	286,574	338,488
Change in plan assets:
Fair value of plan assets, beginning of period	2,162,885	1,899,889	217,537	170,092
Actual return on plan assets	(185,468)	320,144	(13,287)	32,445
Company contributions	—	25,000	—	15,000
Plan participant contributions	—	—	2,492	2,525
Benefits paid	(102,799)	(82,148)	(16,385)	(2,525)
Fair value of plan assets, end of period	1,874,618	2,162,885	190,357	217,537
Funded status of the plans, December 31	$(110,090)	$(38,136)	$(96,217)	$(120,951)
Amounts recognized in the Consolidated Balance Sheets, December 31:
Prepaid benefit costs (long-term assets)	$—	$19,816	$—	$—
Accrued benefit liability (current liabilities)	(2,314)	(3,346)	(1,764)	(2,198)
Accrued benefit liability (long-term liabilities)	(107,776)	(54,606)	(94,453)	(118,753)
Net amount recognized	$(110,090)	$(38,136)	$(96,217)	$(120,951)
During 2018, the actuarial gains related to the obligation for pension and SERPA benefits were due primarily to an increase in the discount rate. Conversely, during 2017, the actuarial losses related to this obligation were due primarily to a decrease in the discount rate.
During 2018, the actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to an increase in the discount rate, favorable claim cost experience and a change in the benefit delivery structure. During 2017, the actuarial gains related to this obligation were due primarily to favorable claim cost and census experience, partially offset by the impact of a decrease in the discount rate.

The funded status of the qualified pension plan and the SERPA plans are combined above. Plan level information for plans with projected benefit obligations (PBO) or accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31 is presented below (in millions):

	2018	2017
Plans with PBOs in excess of fair value of plan assets:
PBO	$1,984.7	$58.0
Fair value of plan assets	$1,874.6	$—

Plans with ABOs in excess of fair value of plan assets:
ABO	$40.1	$42.1
Fair value of plan assets	$—	$—
The total ABO for all the Company's pension and SERPA plans combined was $1.90 billion and $2.10 billion as of December 31, 2018 and 2017, respectively.
Benefit Costs:
Components of net periodic benefit costs for the years ended December 31 (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$32,340	$31,584	$33,437	$7,180	$7,500	$7,478
Interest cost	82,778	85,076	90,827	11,556	13,648	14,814
Expected return on plan assets	(147,671)	(141,385)	(145,781)	(14,161)	(12,623)	(12,069)
Amortization of unrecognized:
Prior service (credit) cost	(420)	1,018	1,019	(1,842)	(2,171)	(2,803)
Net loss	64,773	43,993	46,351	1,817	3,261	3,537
Net curtailment loss (gain)	1,017	—	—	(886)	—	—
Settlement loss	—	—	1,463	—	—	—
Net periodic benefit cost	$32,817	$20,286	$27,316	$3,664	$9,615	$10,957
Service costs are allocated among selling, administrative and engineering expense, cost of goods sold and inventory. Amounts capitalized in inventory are not significant. Non-service cost components of net periodic benefit cost are presented in other income (expense), net. Refer to Note 1 regarding the adoption of ASU 2017-07 for further discussion regarding the classification of net periodic benefit cost.
The expected return on plan assets is calculated based on the market-related value of plan assets. The market-related value of plan assets is different from the fair value in that asset gains/losses are smoothed over a five-year period.
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

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2018 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

	Pension and SERPA Benefits	Postretirement Healthcare Benefits	Total
Prior service credit	$(14,371)	$(9,381)	$(23,752)
Net actuarial loss	593,608	12,005	605,613
Total	$579,237	$2,624	$581,861
Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31 were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2018	2017	2016	2018	2017	2016
Assumptions for benefit obligations:
Discount rate	4.38%	3.71%	4.30%	4.23%	3.52%	4.03%
Rate of compensation increase	3.38%	3.43%	3.50%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	3.71%	4.30%	4.53%	3.52%	4.03%	4.29%
Expected return on plan assets	7.25%	7.25%	7.50%	7.25%	7.25%	7.50%
Rate of compensation increase	3.43%	3.50%	3.50%	n/a	n/a	n/a
Plan Assets:
Pension Plan Assets - The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The Company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio for the Company's pension plan assets contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was approximately 56% equities and 44% fixed-income and cash. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S. (including Company stock), investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
Postretirement Healthcare Plan Assets - The Company's investment objective is to maximize the return on assets to help pay benefits by prudently investing in equities, fixed income and alternative assets. The Company's current overall targeted asset allocation as a percentage of total market value was approximately 69% equities and 31% fixed-income and cash. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S., investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 13.
The fair values of the Company’s pension plan assets as of December 31, 2018 were as follows (in thousands):

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$40,984	$—	$40,984
Equity holdings:
U.S. companies	636,308	621,459	14,849
Foreign companies	66,143	66,143	—
Harley-Davidson common stock	43,455	43,455	—
Pooled equity funds	330,476	330,476	—
Other	85	85	—
Total equity holdings	1,076,467	1,061,618	14,849
Fixed-income holdings:
U.S. Treasuries	45,102	45,102	—
Federal agencies	27,811	—	27,811
Corporate bonds	434,070	—	434,070
Pooled fixed income funds	140,630	42,400	98,230
Foreign bonds	83,852	266	83,586
Municipal bonds	9,276	—	9,276
Total fixed-income holdings	740,741	87,768	652,973
Total assets in the fair value hierarchy	1,858,192	$1,149,386	$708,806
Assets measured at net asset value as a practical expedient:
Limited partnership interests	5,918
Real estate investment trusts	10,508
Total pension plan assets	$1,874,618
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $43.5 million at December 31, 2018.

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2018 were as follows (in thousands):

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$5,276	$—	$5,276
Equity holdings:
U.S. companies	86,975	86,949	26
Foreign companies	16,342	16,342	—
Pooled equity funds	20,747	20,747	—
Other	9	9	—
Total equity holdings	124,073	124,047	26
Fixed-income holdings:
U.S. Treasuries	8,707	8,707	—
Federal agencies	5,445	—	5,445
Corporate bonds	6,590	—	6,590
Pooled fixed income funds	33,959	33,959	—
Foreign bonds	538	—	538
Municipal bonds	272	—	272
Total fixed-income holdings	55,511	42,666	12,845
Total assets in the fair value hierarchy	184,860	$166,713	$18,147
Assets measured at net asset value as a practical expedient:
Real estate investment trusts	5,497
Total postretirement healthcare plan assets	$190,357

The fair values of the Company’s pension plan assets as of December 31, 2017 were as follows (in thousands):

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$51,082	$1,057	$50,025
Equity holdings:
U.S. companies	722,527	705,111	17,416
Foreign companies	78,765	78,765	—
Harley-Davidson common stock	64,800	64,800	—
Pooled equity funds	416,881	416,881	—
Other	119	119	—
Total equity holdings	1,283,092	1,265,676	17,416
Fixed-income holdings:
U.S. Treasuries	39,866	39,866	—
Federal agencies	29,188	—	29,188
Corporate bonds	462,563	—	462,563
Pooled fixed income funds	189,361	61,875	127,486
Foreign bonds	81,732	—	81,732
Municipal bonds	11,800	—	11,800
Total fixed-income holdings	814,510	101,741	712,769
Total assets in the fair value hierarchy	2,148,684	$1,368,474	$780,210
Assets measured at net asset value as a practical expedient:
Limited partnership interests	9,099
Real estate investment trust	5,102
Total pension plan assets	$2,162,885
Included in the pension plan assets were 1,273,592 shares of the Company’s common stock with a market value of $64.8 million at December 31, 2017.

The fair values of the Company’s postretirement healthcare plan assets as of December 31, 2017 were as follows (in thousands):

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$19,317	$—	$19,317
Equity holdings:
U.S. companies	101,720	101,720	—
Foreign companies	19,498	19,495	3
Pooled equity funds	23,563	23,563	—
Other	14	14	—
Total equity holdings	144,795	144,792	3
Fixed-income holdings:
U.S. Treasuries	6,803	6,803	—
Federal agencies	5,060	—	5,060
Corporate bonds	6,756	—	6,756
Pooled fixed income funds	27,461	27,461	—
Foreign bonds	311	—	311
Municipal bonds	284	—	284
Total fixed-income holdings	46,675	34,264	12,411
Total assets in the fair value hierarchy	210,787	$179,056	$31,731
Assets measured at net asset value as a practical expedient:
Real estate investment trust	6,750
Total postretirement healthcare plan assets	$217,537
For 2019, the Company’s overall expected long-term rate of return is 7.10% for pension assets and 7.25% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rate used in determining the accumulated postretirement benefit obligation of the healthcare plans was as follows:

	2018	2017
Healthcare cost trend rate for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026
Future Contributions and Benefit Payments:
During 2018, the Company did not make any voluntary contributions to its qualified pension plan or postretirement healthcare plans. No pension plan contributions are required in 2019. The Company expects that 2019 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or, in the case of postretirement healthcare plan benefits, funded partially with plan assets.

The expected benefit payments for the next five years and thereafter were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2019	$111,980	$2,314	$25,934
2020	$93,580	$2,862	$27,328
2021	$95,690	$3,272	$26,660
2022	$99,118	$3,504	$25,378
2023	$102,190	$4,467	$23,815
2024-2028	$568,867	$28,663	$109,562
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company expensed $20.1 million, $19.0 million and $18.2 million for Company contributions during 2018, 2017 and 2016, respectively.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the EPA filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the EPA each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement. The Company has an accrual associated with this matter which is included in accrued liabilities in the consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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

The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in other long-term liabilities in the consolidated balance sheets. While the work on the RI/FS is now complete and the final remedy was proposed in late 2018, it has not yet been approved, and given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
16.     Capital Stock
Common Stock:
The Company is authorized to issue 800,000,000 shares of common stock of $0.01 par value. There were 159.7 million and 168.1 million common shares outstanding as of December 31, 2018 and 2017, respectively. During 2016, the Company retired 165.0 million shares of its treasury stock.
During 2018, the Company repurchased 9.4 million shares of its common stock at a weighted-average price of $41.71. This includes 0.2 million shares of common stock that were repurchased from employees that surrendered stock to satisfy withholding taxes in connection with the vesting of restricted stock awards. The remaining repurchases were made pursuant to the following authorizations (in millions of shares):

	Shares Repurchased			Authorization Remaining at December 31, 2018
Board of Directors’ Authorization	2018	2017	2016
2015 Authorization	—	—	9.0	—
2016 Authorization	9.2	8.7	0.7	1.4
2018 Authorization	—	—	—	15.0
Total	9.2	8.7	9.7	16.4
2015 Authorization – In June 2015, the Company’s Board of Directors authorized the Company to buy back up to 15.0 million shares of its common stock with no dollar limit or expiration date.
2016 Authorization – In February 2016, the Company’s Board of Directors separately authorized the Company to buy back up to 20.0 million shares of its common stock with no dollar limit or expiration date.
2018 Authorization – In February 2018, the Company's Board of Directors separately authorized the Company to buy back up to 15.0 million shares of its common stock with no dollar limit or expiration date.
Preferred Stock:
The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding.
17.    Share-Based Awards
The Company has a share-based compensation plan which was approved by its shareholders in April 2014 (the Plan) under which the Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, nonqualified stock options and stock appreciation rights (SARs). Performance shares include a three-year performance period with vesting based on achievement of internal performance targets. RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on RSUs settled with stock and performance shares settled with stock. Dividend equivalents are paid on RSUs and performance shares settled with cash. The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant. Forfeitures for share-

based awards are estimated at the grant date and adjusted when it is likely to change. At December 31, 2018, there were 8.7 million shares of common stock available for future awards under the Plan.
Restricted Stock Units and Performance Shares Settled in Stock:
The fair value of RSUs and performance shares settled in stock is determined based on the market price of the Company’s shares on the grant date. The following table summarizes the activity for these awards for the year ended December 31, 2018 (in thousands, except for per share amounts):

	Shares / Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	1,601	$49
Granted	927	$47
Vested	(485)	$52
Forfeited	(149)	$49
Nonvested, end of period	1,894	$48
As of December 31, 2018, there was $37.0 million of unrecognized compensation cost related to RSUs and performance shares settled in stock (net of estimated forfeitures) that is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units and Performance Shares Settled in Cash:
RSUs and performance shares that are settled in cash are recorded in the Company’s consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The following table summarizes the activity for these awards for the year ended December 31, 2018 (in thousands, except for per share amounts):

	Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	101	$43
Granted	71	$34
Vested	(45)	$48
Forfeited	(22)	$43
Nonvested, end of period	105	$37
Stock Options:
There were no stock options granted in 2018, 2017 or 2016. All outstanding stock options were vested as of December 31, 2018. The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options.
The following table summarizes the stock option transactions for the year ended December 31, 2018 (in thousands, except for per share amounts):

	Options	Weighted- Average Price
Outstanding, beginning of period	1,404	$48
Exercised	(160)	$22
Forfeited	(189)	$59
Outstanding, end of period	1,055	$50
Exercisable, end of period	1,055	$50

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31 (in thousands):

	2018	2017	2016
Exercised	$3,855	$4,051	$9,595
Outstanding	$2,366	$11,711	$22,383
Exercisable	$2,366	$11,711	$22,383
Stock options outstanding at December 31, 2018 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$10.01 to $20	0.1	50	$12
$20.01 to $30	1.1	127	$24
$30.01 to $40	0.0	—	$—
$40.01 to $50	2.6	219	$44
$50.01 to $60	3.8	171	$52
$60.01 to $70	5.2	488	$63
Options outstanding	4.0	1,055	$50
Options exercisable	4.0	1,055	$50
Stock Appreciation Rights (SARs):
There were no SARs granted in 2018, 2017 or 2016. SARs vest under the same terms and conditions as options; however, they are settled in cash equal to their settlement date fair value. As a result, SARs are recorded in the Company’s consolidated balance sheets as a liability until the date of exercise. The fair value of each unvested SAR award was estimated using a lattice-based valuation model. In accordance with ASC Topic 718, “Stock Compensation,” the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested. All outstanding SAR awards were vested as of December 31, 2018. The assumptions used to determine the fair value of the unvested SAR awards at December 31, 2017 were as follows:

2017
Expected average term (in years)	5.7
Expected volatility	28% - 31%
Expected dividend yield	2.9%
Risk-free interest rate	1.3% - 2.5%
The following table summarizes the SAR transactions for the year ended December 31, 2018 (in thousands, except per share amounts):

	SARs	Weighted-Average Price
Outstanding, beginning of period	27	$30
Exercised	(14)	$24
Outstanding, end of period	13	$36
Exercisable, end of period	13	$36

18.    Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31 (in thousands):

	2018
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$—	$(17,254)	$(460,943)	$(500,049)
Other comprehensive (loss) income before reclassifications	(28,212)	—	35,686	(84,725)	(77,251)
Income tax	3,202	—	(8,455)	19,893	14,640
Net other comprehensive (loss) income before reclassifications	(25,010)	—	27,231	(64,832)	(62,611)
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(11,492)	—	(11,492)
Realized (gains) losses - commodities contracts(a)	—	—	(24)	—	(24)
Realized (gains) losses - treasury rate locks(b)	—	—	498	—	498
Realized (gains) losses - interest rate swaps(b)	—	—	1,552	—	1,552
Prior service credits(c)	—	—	—	(2,262)	(2,262)
Actuarial losses(c)	—	—	—	66,590	66,590
Curtailment and settlement gains(c)	—	—	—	(886)	(886)
Total before tax	—	—	(9,466)	63,442	53,976
Income tax	—	—	2,244	(14,896)	(12,652)
Net reclassifications	—	—	(7,222)	48,546	41,324
Other comprehensive (loss) income	(25,010)	—	20,009	(16,286)	(21,287)
Reclassification of certain tax effects	(2,746)	—	(970)	(104,632)	(108,348)
Balance, end of period	$(49,608)	$—	$1,785	$(581,861)	$(629,684)

	2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss) before reclassifications	52,145	1,896	(54,929)	24,321	23,433
Income tax	(5,865)	(702)	20,338	(5,711)	8,060
Net other comprehensive income (loss) before reclassifications	46,280	1,194	(34,591)	18,610	31,493
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	7,202	—	7,202
Realized (gains) losses - treasury rate lock(b)	—	—	442	—	442
Prior service credits(c)	—	—	—	(1,153)	(1,153)
Actuarial losses(c)	—	—	—	47,254	47,254
Total before tax	—	—	7,644	46,101	53,745
Income tax	—	—	(2,831)	(17,075)	(19,906)
Net reclassifications	—	—	4,813	29,026	33,839
Other comprehensive income (loss)	46,280	1,194	(29,778)	47,636	65,332
Balance, end of period	$(21,852)	$—	$(17,254)	$(460,943)	$(500,049)

	2016
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(58,844)	$(1,094)	$5,886	$(561,153)	$(615,205)
Other comprehensive (loss) income before reclassifications	(7,591)	(159)	28,176	33,937	54,363
Income tax	(1,697)	59	(10,436)	(12,570)	(24,644)
Net other comprehensive (loss) income before reclassifications	(9,288)	(100)	17,740	21,367	29,719
Reclassifications:
Realized (gains) losses - foreign currency contracts(a)	—	—	(18,253)	—	(18,253)
Realized (gains) losses - commodities contracts(a)	—	—	258	—	258
Realized (gains) losses - treasury rate lock(b)	—	—	362	—	362
Prior service credits(c)	—	—	—	(1,784)	(1,784)
Actuarial losses(c)	—	—	—	49,888	49,888
Curtailment and settlement losses(c)	—	—	—	1,463	1,463
Total before tax	—	—	(17,633)	49,567	31,934
Income tax	—	—	6,531	(18,360)	(11,829)
Net reclassifications	—	—	(11,102)	31,207	20,105
Other comprehensive (loss) income	(9,288)	(100)	6,638	52,574	49,824
Balance, end of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold.

(b)	Amounts reclassified to net income are presented in interest expense.

(c)	Amounts reclassified are included in the computation of net periodic benefit cost. See Note 14 for information related to pension and postretirement benefit plans.
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

Information by segment is set forth below for the years ended December 31 (in thousands):

	2018	2017	2016
Motorcycles net revenue	$4,968,646	$4,915,027	$5,271,376
Gross profit	1,616,850	1,642,697	1,845,379
Selling, administrative and engineering expense	1,101,086	1,035,921	1,074,615
Restructuring expense	93,401	—	—
Operating income from Motorcycles	422,363	606,776	770,764
Financial Services revenue	748,229	732,197	725,082
Financial Services expense	457,069	456,892	449,552
Operating income from Financial Services	291,160	275,305	275,530
Operating income	$713,523	$882,081	$1,046,294
As discussed in Note 1, the Company adopted ASU 2017-07 on January 1, 2018, which required the Company to record the non-service cost components of net periodic benefit cost in non-operating income on a prospective and retrospective basis. As a result, operating income from Motorcycles excludes these costs for all periods presented.
Financial Services revenue includes $9.0 million, $6.9 million and $4.4 million of interest that HDMC paid to HDFS on wholesale finance receivables in 2018, 2017 and 2016, respectively. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles net revenue.
Information by segment is set forth below as of December 31 (in thousands):

	Motorcycles	Financial Services	Consolidated
2018
Total assets	$2,562,931	$8,102,733	$10,665,664
Depreciation and amortization	$260,707	$4,156	$264,863
Capital expenditures	$197,905	$15,611	$213,516
2017
Total assets	$2,449,603	$7,523,069	$9,972,672
Depreciation and amortization	$215,639	$6,549	$222,188
Capital expenditures	$193,204	$13,090	$206,294
2016
Total assets	$2,490,450	$7,399,790	$9,890,240
Depreciation and amortization	$202,122	$7,433	$209,555
Capital expenditures	$245,316	$10,947	$256,263

 Geographic Information:
Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2018	2017	2016
Revenue from Motorcycles(a):
United States	$3,159,049	$3,215,513	$3,579,129
EMEA	893,589	790,725	798,489
Japan	161,370	180,938	200,309
Canada	230,211	232,883	212,099
Australia and New Zealand	147,561	168,670	181,809
Other foreign countries	376,866	326,298	299,541
Total revenue from Motorcycles	$4,968,646	$4,915,027	$5,271,376
Revenue from Financial Services(a):
United States	$712,898	$698,383	$692,784
Europe	8,411	6,845	6,528
Canada	23,120	22,580	21,626
Other foreign countries	3,800	4,389	4,144
Total revenue from Financial Services	$748,229	$732,197	$725,082
Long-lived assets(b):
United States	$838,446	$912,032	$943,479
International	65,686	55,749	38,114
Total long-lived assets	$904,132	$967,781	$981,593

(a)	Revenue is attributed to geographic regions based on location of customer.

(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, “Segment Reporting,” such as deferred income taxes and finance receivables.
20.    Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to reporting segments. All supplemental data is presented in thousands.

	Year Ended December 31, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,981,445	$—	$(12,799)	$4,968,646
Financial Services	—	747,432	797	748,229
Total revenue	4,981,445	747,432	(12,002)	5,716,875
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,352,438	—	(642)	3,351,796
Financial Services interest expense	—	193,187	—	193,187
Financial Services provision for credit losses	—	106,870	—	106,870
Selling, administrative and engineering expense	1,104,919	164,623	(11,444)	1,258,098
Restructuring expense	93,401	—	—	93,401
Total costs and expenses	4,550,758	464,680	(12,086)	5,003,352
Operating income	430,687	282,752	84	713,523
Other income (expense), net	3,039	—	—	3,039
Investment income	235,951	—	(235,000)	951
Interest expense	30,884	—	—	30,884
Income before provision for income taxes	638,793	282,752	(234,916)	686,629
Provision for income taxes	85,153	70,025	—	155,178
Net income	$553,640	$212,727	$(234,916)	$531,451

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,925,003	$—	$(9,976)	$4,915,027
Financial Services	—	734,008	(1,811)	732,197
Total revenue	4,925,003	734,008	(11,787)	5,647,224
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,272,330	—	—	3,272,330
Financial Services interest expense	—	180,193	—	180,193
Financial Services provision for credit losses	—	132,444	—	132,444
Selling, administrative and engineering expense	1,037,529	154,232	(11,585)	1,180,176
Total costs and expenses	4,309,859	466,869	(11,585)	4,765,143
Operating income	615,144	267,139	(202)	882,081
Other income (expense), net	9,182	—	—	9,182
Investment income	199,580	—	(196,000)	3,580
Interest expense	31,004	—	—	31,004
Income before provision for income taxes	792,902	267,139	(196,202)	863,839
Provision for income taxes	214,175	127,905	—	342,080
Net income	$578,727	$139,234	$(196,202)	$521,759

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$5,281,355	$—	$(9,979)	$5,271,376
Financial Services	—	726,736	(1,654)	725,082
Total revenue	5,281,355	726,736	(11,633)	5,996,458
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,425,997	—	—	3,425,997
Financial Services interest expense	—	173,756	—	173,756
Financial Services provision for credit losses	—	136,617	—	136,617
Selling, administrative and engineering expense	1,076,375	149,157	(11,738)	1,213,794
Total costs and expenses	4,502,372	459,530	(11,738)	4,950,164
Operating income	778,983	267,206	105	1,046,294
Other income (expense), net	2,642	—	—	2,642
Investment income	187,645	—	(183,000)	4,645
Interest expense	29,670	—	—	29,670
Income before provision for income taxes	939,600	267,206	(182,895)	1,023,911
Provision for income taxes	231,986	99,761	—	331,747
Net income	$707,614	$167,445	$(182,895)	$692,164

	December 31, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$544,548	$659,218	$—	$1,203,766
Marketable securities	10,007	—	—	10,007
Accounts receivable, net	425,727	—	(119,253)	306,474
Finance receivables, net	—	2,214,424	—	2,214,424
Inventories	556,128	—	—	556,128
Restricted cash	—	49,275	—	49,275
Other current assets	91,172	59,070	(5,874)	144,368
Total current assets	1,627,582	2,981,987	(125,127)	4,484,442
Finance receivables, net	—	5,007,507	—	5,007,507
Property, plant and equipment, net	847,176	56,956	—	904,132
Goodwill	55,048	—	—	55,048
Deferred income taxes	105,388	37,603	(1,527)	141,464
Other long-term assets	144,122	18,680	(89,731)	73,071
	$2,779,316	$8,102,733	$(216,385)	$10,665,664
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,587	$145,527	$(119,253)	$284,861
Accrued liabilities	496,643	110,063	(5,576)	601,130
Short-term debt	—	1,135,810	—	1,135,810
Current portion of long-term debt, net	—	1,575,799	—	1,575,799
Total current liabilities	755,230	2,967,199	(124,829)	3,597,600
Long-term debt, net	742,624	4,145,043	—	4,887,667
Pension liability	107,776	—	—	107,776
Postretirement healthcare liability	94,453	—	—	94,453
Other long-term liabilities	164,243	37,142	2,834	204,219
Commitments and contingencies (Note 15)
Shareholders’ equity	914,990	953,349	(94,390)	1,773,949
	$2,779,316	$8,102,733	$(216,385)	$10,665,664

	December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$338,186	$349,335	$—	$687,521
Accounts receivable, net	483,709	—	(153,723)	329,986
Finance receivables, net	—	2,105,662	—	2,105,662
Inventories	538,202	—	—	538,202
Restricted cash	—	47,518	—	47,518
Other current assets	132,999	48,521	(5,667)	175,853
Total current assets	1,493,096	2,551,036	(159,390)	3,884,742
Finance receivables, net	—	4,859,424	—	4,859,424
Property, plant and equipment, net	922,280	45,501	—	967,781
Prepaid pension costs	19,816	—	—	19,816
Goodwill	55,947	—	—	55,947
Deferred income taxes	66,877	43,515	(1,319)	109,073
Other long-term assets	138,344	23,593	(86,048)	75,889
	$2,696,360	$7,523,069	$(246,757)	$9,972,672
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,263	$167,057	$(153,723)	$227,597
Accrued liabilities	444,028	90,942	(5,148)	529,822
Short-term debt	—	1,273,482	—	1,273,482
Current portion of long-term debt, net	—	1,127,269	—	1,127,269
Total current liabilities	658,291	2,658,750	(158,871)	3,158,170
Long-term debt, net	741,961	3,845,297	—	4,587,258
Pension liability	54,606	—	—	54,606
Postretirement healthcare liability	118,753	—	—	118,753
Other long-term liabilities	171,200	35,503	2,905	209,608
Commitments and contingencies (Note 15)
Shareholders’ equity	951,549	983,519	(90,791)	1,844,277
	$2,696,360	$7,523,069	$(246,757)	$9,972,672

	Year Ended December 31, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$553,640	$212,727	$(234,916)	$531,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	260,707	4,156	—	264,863
Amortization of deferred loan origination costs	—	81,315	—	81,315
Amortization of financing origination fees	663	7,704	—	8,367
Provision for long-term employee benefits	36,481	—	—	36,481
Employee benefit plan contributions and payments	(10,544)	—	—	(10,544)
Stock compensation expense	31,855	3,684	—	35,539
Net change in wholesale finance receivables related to sales	—	—	(56,538)	(56,538)
Provision for credit losses	—	106,870	—	106,870
Deferred income taxes	(41,905)	7,716	208	(33,981)
Other, net	36,840	798	(84)	37,554
Changes in current assets and liabilities:
Accounts receivable, net	43,613	—	(34,470)	9,143
Finance receivables—accrued interest and other	—	773	—	773
Inventories	(31,059)	—	—	(31,059)
Accounts payable and accrued liabilities	152,930	(1,778)	45,040	196,192
Derivative instruments	337	136	—	473
Other	39,031	(10,216)	207	29,022
Total adjustments	518,949	201,158	(45,637)	674,470
Net cash provided by operating activities	1,072,589	413,885	(280,553)	1,205,921
Cash flows from investing activities:
Capital expenditures	(197,905)	(15,611)	—	(213,516)
Origination of finance receivables	—	(7,192,063)	3,439,246	(3,752,817)
Collections on finance receivables	—	6,719,362	(3,393,693)	3,325,669
Purchases of marketable securities	(10,007)	—	—	(10,007)
Other	(11,598)	—	—	(11,598)
Net cash used by investing activities	(219,510)	(488,312)	45,553	(662,269)

	Year Ended December 31, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,591,828	—	1,591,828
Repayments of medium-term notes	—	(877,488)	—	(877,488)
Repayments of securitization debt	—	(257,869)	—	(257,869)
Borrowings of asset-backed commercial paper	—	509,742	—	509,742
Repayments of asset-backed commercial paper	—	(212,729)	—	(212,729)
Net decrease in credit facilities and unsecured commercial paper	—	(135,356)	—	(135,356)
Dividends paid	(245,810)	(235,000)	235,000	(245,810)
Purchase of common stock for treasury	(390,606)	—	—	(390,606)
Issuance of common stock under employee stock option plans	3,525	—	—	3,525
Net cash (used) provided by financing activities	(632,891)	383,128	235,000	(14,763)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,826)	(1,525)	—	(15,351)
Net increase in cash, cash equivalents and restricted cash	$206,362	$307,176	$—	$513,538
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$338,186	$408,024	$—	$746,210
Net increase in cash, cash equivalents and restricted cash	206,362	307,176	—	513,538
Cash, cash equivalents and restricted cash—end of period	$544,548	$715,200	$—	$1,259,748

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$578,727	$139,234	$(196,202)	$521,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	215,639	6,549	—	222,188
Amortization of deferred loan origination costs	—	82,911	—	82,911
Amortization of financing origination fees	655	7,390	—	8,045
Provision for long-term employee benefits	29,900	—	—	29,900
Employee benefit plan contributions and payments	(63,277)	—	—	(63,277)
Stock compensation expense	29,570	2,921	—	32,491
Net change in wholesale finance receivables related to sales	—	—	35,172	35,172
Provision for credit losses	—	132,444	—	132,444
Deferred income taxes	29,949	21,497	(591)	50,855
Other, net	4,858	3,498	203	8,559
Changes in current assets and liabilities:
Accounts receivable, net	(6,792)	—	(11,357)	(18,149)
Finance receivables – accrued interest and other	—	(1,313)	—	(1,313)
Inventories	(20,584)	—	—	(20,584)
Accounts payable and accrued liabilities	9,753	(11,497)	11,872	10,128
Derivative instruments	1,785	81	—	1,866
Other	(31,868)	(1,684)	5,618	(27,934)
Total adjustments	199,588	242,797	40,917	483,302
Net cash provided by operating activities	778,315	382,031	(155,285)	1,005,061
Cash flows from investing activities:
Capital expenditures	(193,204)	(13,090)	—	(206,294)
Origination of finance receivables	—	(7,109,624)	3,517,676	(3,591,948)
Collections on finance receivables	—	6,786,702	(3,558,391)	3,228,311
Sales and redemptions of marketable securities	6,916	—	—	6,916
Other	547	—	—	547
Net cash used by investing activities	(185,741)	(336,012)	(40,715)	(562,468)

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	893,668	—	893,668
Repayments of medium-term notes	—	(800,000)	—	(800,000)
Repayments of securitization debt	—	(444,671)	—	(444,671)
Borrowings of asset-backed commercial paper	—	469,932	—	469,932
Repayments of asset-backed commercial paper	—	(176,227)	—	(176,227)
Net increase in credit facilities and unsecured commercial paper	—	212,809	—	212,809
Dividends paid	(251,862)	(196,000)	196,000	(251,862)
Purchase of common stock for treasury	(465,263)	—	—	(465,263)
Issuance of common stock under employee stock option plans	11,353	—	—	11,353
Net cash used by financing activities	(705,772)	(40,489)	196,000	(550,261)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25,844	903	—	26,747
Net (decrease) increase in cash, cash equivalents and restricted cash	$(87,354)	$6,433	$—	$(80,921)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash – beginning of period	$425,540	$401,591	$—	$827,131
Net (decrease) increase in cash, cash equivalents and restricted cash	(87,354)	6,433	—	(80,921)
Cash, cash equivalents and restricted cash – end of period	$338,186	$408,024	$—	$746,210

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$707,614	$167,445	$(182,895)	$692,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	202,122	7,433	—	209,555
Amortization of deferred loan origination costs	—	86,681	—	86,681
Amortization of financing origination fees	654	8,598	—	9,252
Provision for long-term employee benefits	38,273	—	—	38,273
Employee benefit plan contributions and payments	(55,809)	—	—	(55,809)
Stock compensation expense	29,811	2,525	—	32,336
Net change in wholesale finance receivables related to sales	—	—	(3,233)	(3,233)
Provision for credit losses	—	136,617	—	136,617
Gain on off-balance sheet asset-backed securitization	—	(9,269)	—	(9,269)
Loss on debt extinguishment	—	118	—	118
Deferred income taxes	7,772	(7,705)	(232)	(165)
Other, net	(7,041)	239	(105)	(6,907)
Changes in current assets and liabilities:
Accounts receivable, net	(67,621)	—	21,687	(45,934)
Finance receivables – accrued interest and other	—	(1,489)	—	(1,489)
Inventories	85,072	—	—	85,072
Accounts payable and accrued liabilities	26,005	25,027	(12,795)	38,237
Derivative instruments	(3,413)	—	—	(3,413)
Other	(25,415)	(2,332)	—	(27,747)
Total adjustments	230,410	246,443	5,322	482,175
Net cash provided by operating activities	938,024	413,888	(177,573)	1,174,339
Cash flows from investing activities:
Capital expenditures	(245,316)	(10,947)	—	(256,263)
Origination of finance receivables	—	(7,420,177)	3,755,682	(3,664,495)
Collections on finance receivables	—	6,936,140	(3,761,109)	3,175,031
Proceeds from finance receivables sold	—	312,571	—	312,571
Sales and redemptions of marketable securities	40,014	—	—	40,014
Other	411	—	—	411
Net cash used by investing activities	(204,891)	(182,413)	(5,427)	(392,731)

	Year Ended December 31, 2016
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,193,396	—	1,193,396
Repayments of medium-term notes	—	(451,336)	—	(451,336)
Repayments of securitization debt	—	(665,400)	—	(665,400)
Borrowings of asset-backed commercial paper	—	62,396	—	62,396
Repayments of asset-backed commercial paper	—	(71,500)	—	(71,500)
Net decrease in credit facilities and unsecured commercial paper	—	(145,812)	—	(145,812)
Dividends paid	(252,321)	(183,000)	183,000	(252,321)
Purchase of common stock for treasury	(465,341)	—	—	(465,341)
Excess tax benefits from share-based payments	2,251	—	—	2,251
Issuance of common stock under employee stock option plans	15,782	—	—	15,782
Net cash used by financing activities	(699,629)	(261,256)	183,000	(777,885)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,407)	(1,036)	—	(9,443)
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,097	$(30,817)	$—	$(5,720)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash – beginning of period	$400,443	$432,408	$—	$832,851
Net increase (decrease) in cash, cash equivalents and restricted cash	25,097	(30,817)	—	(5,720)
Cash, cash equivalents and restricted cash – end of period	$425,540	$401,591	$—	$827,131
21.    Subsequent Event

In February 2019, HDFS issued $550.0 million of medium-term notes that mature in February 2022 and have an annual interest rate of 4.05%.

SUPPLEMENTARY DATA
Quarterly financial data (unaudited)
(In millions, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	April 1, 2018	Mar 26, 2017	July 1, 2018	June 25, 2017	Sep 30, 2018	Sep 24, 2017	Dec 31, 2018	Dec 31, 2017
Motorcycles:
Revenue	$1,363.9	$1,328.7	$1,525.1	$1,577.1	$1,123.9	$962.1	$955.6	$1,047.0
Operating income (loss)(a)	$172.8	$236.5	$243.4	$317.4	$65.7	$17.4	$(59.5)	$35.5
Financial Services:
Revenue	$178.2	$173.2	$188.1	$188.0	$191.7	$189.1	$190.2	$181.9
Operating income	$63.6	$52.6	$80.5	$81.9	$83.8	$77.1	$63.3	$63.7
Consolidated:
Income (loss) before taxes	$230.2	$284.7	$319.4	$394.4	$141.2	$89.9	$(4.1)	$94.8
Net income	$174.8	$186.4	$242.3	$258.9	$113.9	$68.2	$0.5	$8.3
Earnings per common share:
Basic	$1.04	$1.06	$1.45	$1.48	$0.69	$0.40	$0.00	$0.05
Diluted	$1.03	$1.05	$1.45	$1.48	$0.68	$0.40	$0.00	$0.05

(a)
The Company adopted ASU 2017-07 on January 1, 2018. Upon adoption, the Company reclassified the non-service cost components of net periodic benefit cost, previously recorded in Motorcycles and Related Products cost of goods sold and Selling, administrative and engineering expense, to Other income (expense), net.

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2019 annual meeting of shareholders, which will be filed on or about March 29, 2019 (the Proxy Statement), under the captions “Questions and Answers about the Company – Who are our Executive Officers for SEC Purposes?,” “Corporate Governance Principles and Board Matters – Audit and Finance Committee,” “Proposal I – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit and Finance Committee Report,” and “Corporate Governance Principles and Board Matters – Independence of Directors” is incorporated by reference herein.
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
The following table provides information about the Company’s equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Management employees	1,055,468	$50.11	8,731,837
Non-employee Board of Directors	—	$—	279,304
Total all plans	1,055,468		9,011,141
Documents for the Company’s equity compensation plans have been filed with the Securities and Exchange Commission on a timely basis and included in the list of exhibits to this annual report on Form 10-K.
Under the Company’s management plan the Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, nonqualified stock options and stock appreciation rights (SARs). Performance shares include a three-year performance period with vesting based on achievement of internal performance targets. RSUs vest ratably over a three-year period. The options and SARs granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period with the first one-

third of the grant becoming exercisable one year after the date of grant. The options and SARs expire 10 years from the date of grant.
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

PART IV

Item 15.     Exhibits and Financial Statements
(a) The following documents are filed as part of this Form 10-K:
Reference is made to the separate Index to Exhibits contained on pages 115 through 119 filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.
Item 16.     Form 10-K Summary
None.

Schedule II
HARLEY-DAVIDSON, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Accounts receivable – allowance for doubtful accounts
Balance, beginning of period	$4,091	$2,741	$2,905
Provision charged to expense	731	1,328	(101)
Reserve adjustments	(137)	99	(63)
Write-offs, net of recoveries	(678)	(77)	—
Balance, end of period	$4,007	$4,091	$2,741
Finance receivables – allowance for credit losses
Balance, beginning of period	$192,471	$173,343	$147,178
Provision for credit losses	106,870	132,444	136,617
Charge-offs, net of recoveries	(109,456)	(113,316)	(107,161)
Other(a)	—	—	(3,291)
Balance, end of period	$189,885	$192,471	$173,343
Inventories – allowance for obsolescence(b)
Balance, beginning of period	$38,669	$39,873	$26,740
Provision charged to expense	25,722	16,940	21,137
Reserve adjustments	(332)	306	(88)
Write-offs, net of recoveries	(25,044)	(18,450)	(7,916)
Balance, end of period	$39,015	$38,669	$39,873
Deferred tax assets – valuation allowance
Balance, beginning of period	$21,561	$30,953	$20,659
Adjustments	307	(9,392)	10,294
Balance, end of period	$21,868	$21,561	$30,953

(a)	Related to the sale of finance receivables in 2016 with a principal balance of $301.8 million through an off-balance sheet asset-backed securitization transaction (see Note 12 for additional information).

(b)	Inventory obsolescence reserves deducted from cost determined on first-in, first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
2.1
Asset Purchase Agreement, dated April 30, 2015, among Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))

3.1
Restated Articles of Incorporation as amended through April 27, 2015 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

3.2
Harley-Davidson, Inc. By-Laws, as amended through April 27, 2015 (incorporated herein by reference by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

4.1
Indenture to provide for the issuance of indebtedness dated as of November 21, 2003 between Harley-Davidson Funding Corp., Issuer, Harley-Davidson Financial Services, Inc. and Harley-Davidson Credit Corp., Guarantors, to BNY Midwest Trust Company, Trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

4.2
5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))

4.3
Officers’ Certificate, dated May 22, 2008, pursuant to Sections 102 and 301 of the Indenture, dated November 21, 2003, with the forms of 6.80% Medium-Term Notes, Series C due 2018 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 15, 2008 (File No. 1-9183))

4.4
Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.5
Officers' Certificate, dated September 16, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.400% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.14 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

4.6
Officers' Certificate, dated February 26, 2015, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.150% Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

4.7
Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))

4.8
Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dates July 28, 2015 (File No. 1-9183))

4.9
Officers' Certificate dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.250% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.10
Officers' Certificate, dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.850% Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.11
Amendment No. 1 to 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))

4.12
5-Year Credit Agreement, dated as of April 7, 2016 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))

Various instruments relating to the Company’s long-term debt described in this report need not be filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
4.13
Amendment No. 1 5-year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 7, 2014 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))

4.14
Officers' Certificate, dated March 10, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.400% Medium-Term Notes due 2020(incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))

4.15
Officers' Certificate, dated March 10, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))

4.16
Officers' Certificate, dated June 9, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.550% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))

4.17
Officers' Certificate, dated February 9, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 1-9183))

4.18
Officers' Certificate, dated May 21, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.550% Medium-Term Notes due 2021(incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))

4.19
Officers' Certificate, dated May 21, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))

4.20	Officers' Certificate, dated November 28, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2020
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

10.21*
Form of Notice of Grant Award of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.22*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Deferred) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.23*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.24*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.25*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.26*
Form of Notice of Grant Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.27*
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

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.29*	Executive Severance Plan (incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))
10.30*
Form of Transition Agreement between the Registrant and each of Messrs. Levatich and Olin (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.31*
Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.32*
Form of Aircraft Time Sharing Agreement between the Registrant and each of Messrs. Levatich, Olin, Jones and Hund and Ms. Bischmann (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-9183))

10.33*
Form of Non-competition and Non-solicitation Agreement between Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))

10.34*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

10.35*
Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International)
 of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

10.36*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

10.37*
Harley-Davidson Retiree Insurance Allowance Plan, as amended and restated effective January 1, 2016 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))

10.38*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.39*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017(incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.40*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.41*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.42*
Form of Transition Agreement between the Registrant and each of Mses. Michelle Kumbier and Tchernavia Rocker and Mr. Paul Jones (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2018 (File No. 1-9183))

10.43*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018

10.44*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard), Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International), and Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No	Description
10.45*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019

10.46*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) and Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

HARLEY-DAVIDSON, INC.

By:	/S/ Matthew S. Levatich
Matthew S. Levatich
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

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