Form 10-Q
period 2019-03-31
HARLEY DAVIDSON INC
filed 2019-05-09
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK PAR VALUE $.01 PER SHARE	HOG	NEW YORK STOCK EXCHANGE
Number of shares of the registrant’s common stock outstanding at May 3, 2019: 159,072,779 shares

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended March 31, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Revenue:
Motorcycles and Related Products	$1,195,637	$1,363,947
Financial Services	188,743	178,174
Total revenue	1,384,380	1,542,121
Costs and expenses:
Motorcycles and Related Products cost of goods sold	848,198	890,174
Financial Services interest expense	52,324	48,450
Financial Services provision for credit losses	34,491	30,052
Selling, administrative and engineering expense	268,625	290,186
Restructuring expense	13,630	46,842
Total costs and expenses	1,217,268	1,305,704
Operating income	167,112	236,417
Other income (expense), net	4,660	220
Investment income	6,358	1,203
Interest expense	7,731	7,690
Income before provision for income taxes	170,399	230,150
Provision for income taxes	42,454	55,387
Net income	$127,945	$174,763
Earnings per common share:
Basic	$0.80	$1.04
Diluted	$0.80	$1.03
Cash dividends per common share	$0.375	$0.370
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Net income	$127,945	$174,763
Other comprehensive income, net of tax:
Foreign currency translation adjustments	331	6,915
Derivative financial instruments	(441)	765
Pension and postretirement benefit plans	7,743	85,765
Total other comprehensive income, net of tax	7,633	93,445
Comprehensive income	$135,578	$268,208
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2019	December 31, 2018	April 1, 2018
ASSETS
Current assets:
Cash and cash equivalents	$749,600	$1,203,766	$753,517
Marketable securities	10,003	10,007	—
Accounts receivable, net	353,541	306,474	355,107
Finance receivables, net	2,443,899	2,214,424	2,341,918
Inventories	595,806	556,128	564,571
Restricted cash	43,471	49,275	54,569
Other current assets	177,761	144,368	150,472
Total current assets	4,374,081	4,484,442	4,220,154
Finance receivables, net	4,994,693	5,007,507	4,784,524
Property, plant and equipment, net	876,003	904,132	934,645
Prepaid pension costs	—	—	122,230
Goodwill	64,131	55,048	56,524
Deferred income taxes	132,988	141,464	77,624
Lease assets	55,305	—	—
Other long-term assets	83,412	73,071	81,920
	$10,580,613	$10,665,664	$10,277,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,918	$284,861	$319,040
Accrued liabilities	644,171	601,130	566,408
Short-term debt	1,192,925	1,135,810	1,036,976
Current portion of long-term debt, net	1,372,050	1,575,799	1,872,679
Total current liabilities	3,590,064	3,597,600	3,795,103
Long-term debt, net	4,744,694	4,887,667	4,108,511
Lease liabilities	39,516	—	—
Pension liabilities	98,862	107,776	54,921
Postretirement healthcare liabilities	93,897	94,453	113,031
Other long-term liabilities	215,969	204,219	210,106
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,826	1,819	1,818
Additional paid-in-capital	1,465,581	1,459,620	1,432,692
Retained earnings	2,074,669	2,007,583	1,725,626
Accumulated other comprehensive loss	(622,051)	(629,684)	(406,604)
Treasury stock, at cost	(1,122,414)	(1,065,389)	(757,583)
Total shareholders’ equity	1,797,611	1,773,949	1,995,949
	$10,580,613	$10,665,664	$10,277,621

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2019	December 31, 2018	April 1, 2018
Balances held by consolidated variable interest entities (Note 13)
Current finance receivables, net	$130,454	$175,043	$182,033
Other assets	$1,416	$1,563	$2,175
Non-current finance receivables, net	$480,936	$591,839	$464,185
Restricted cash - current and non-current	$39,764	$47,203	$55,140
Current portion of long-term debt, net	$137,488	$189,693	$205,055
Long-term debt, net	$408,153	$488,191	$361,049
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Net cash provided by operating activities (Note 8)	$32,671	$191,594
Cash flows from investing activities:
Capital expenditures	(35,255)	(28,436)
Origination of finance receivables	(851,372)	(798,067)
Collections on finance receivables	815,824	809,800
Acquisition of business	(7,000)	—
Other	603	(4,948)
Net cash used by investing activities	(77,200)	(21,651)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	546,655	347,553
Repayments of medium-term notes	(750,000)	—
Repayments of securitization debt	(76,505)	(67,955)
Borrowings of asset-backed commercial paper	—	35,504
Repayments of asset-backed commercial paper	(72,401)	(45,907)
Net increase (decrease) in credit facilities and unsecured commercial paper	58,527	(234,145)
Dividends paid	(60,859)	(62,731)
Purchase of common stock for treasury	(61,712)	(72,968)
Issuance of common stock under employee stock option plans	616	1,719
Net cash used by financing activities	(415,679)	(98,930)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(409)	2,034
Net (decrease) increase in cash, cash equivalents and restricted cash	$(460,617)	$73,047
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$1,259,748	$746,210
Net (decrease) increase in cash, cash equivalents and restricted cash	(460,617)	73,047
Cash, cash equivalents and restricted cash—end of period	$799,131	$819,257

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$749,600	$753,517
Restricted cash	43,471	54,569
Restricted cash included in other long-term assets	6,060	11,171
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$799,131	$819,257
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2018	181,931,225	$1,819	$1,459,620	$2,007,583	$(629,684)	$(1,065,389)	$1,773,949
Net income	—	—	—	127,945	—	—	127,945
Total other comprehensive income, net of tax (Note 18)	—	—	—	—	7,633	—	7,633
Dividends	—	—	—	(60,859)	—	—	(60,859)
Repurchase of common stock	—	—	—	—	—	(61,712)	(61,712)
Share-based compensation	702,687	7	5,961	—	—	4,687	10,655
Balance March 31, 2019	182,633,912	$1,826	$1,465,581	$2,074,669	$(622,051)	$(1,122,414)	$1,797,611

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Balance	Total
	Issued Shares	Balance
Balance December 31, 2017	181,286,547	$1,813	$1,422,808	$1,607,570	$(500,049)	$(687,865)	$1,844,277
Net income	—	—	—	174,763	—	—	174,763
Total other comprehensive income, net of tax (Note 18)	—	—	—	—	93,445	—	93,445
Dividends	—	—	—	(62,731)	—	—	(62,731)
Repurchase of common stock	—	—	—	—	—	(72,968)	(72,968)
Share-based compensation	489,896	5	9,884	—	—	3,250	13,139
Cumulative effect of change in accounting	—	—	—	6,024	—	—	6,024
Balance April 1, 2018	181,776,443	$1,818	$1,432,692	$1,725,626	$(406,604)	$(757,583)	$1,995,949

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of March 31, 2019 and April 1, 2018, the consolidated statements of income for the three month periods then ended, the consolidated statements of comprehensive income for the three month periods then ended, the consolidated statements of cash flows for the three month periods then ended, and the consolidated statements of shareholders' equity for the three month periods then ended.
Certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Recently Adopted
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the existing lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective approach. Pursuant to ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company applied the new leases standard at the adoption date and recognized a cumulative effect adjustment to the opening balance sheet on January 1, 2019.
The Company elected the package of practical expedients upon transition that allows entities not to reassess lease identification, classification and initial direct costs for leases that existed prior to adoption. The Company also elected the short-term lease practical expedient that allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. The Company has elected the practical expedient allowing entities to not separate non-lease components from lease components, but instead account for such components as a single lease component for all leases except leases involving assets operated by a third-party.
The adoption of ASU 2016-02 resulted in the initial recognition of right of use assets and lease liabilities related to the Company's leasing arrangements totaling approximately $60 million on January 1, 2019. The adoption of ASU 2016-02 had no impact on opening retained earnings on January 1, 2019 and is not expected to materially impact consolidated net income or cash flows on an on-going basis.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 amends ASC 815, Derivatives and Hedging to improve the financial reporting of hedging relationships and to simplify the application of the hedge accounting guidance. The ASU makes various updates to the hedge accounting model, including changing the recognition and presentation of changes in the fair value of the hedging instrument and amending disclosure requirements, among other things. The Company adopted ASU 2017-12 on January 1, 2019. The adoption of ASU 2017-12 did not have a material impact on its financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 amends ASC 820 to eliminate, modify, and add certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in any period, for either the whole standard or only the provisions that eliminate or modify requirements. The amendments are required to be applied retrospectively, with the exception of a few disclosure additions, which are to be applied on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13, but does not believe that it will have a significant impact on its disclosures.

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

3. Revenue

The following table includes revenue disaggregated by major source (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
Motorcycles and Related Products:
Motorcycles	$964,575	$1,121,673
Parts & Accessories	159,703	169,075
General Merchandise	55,401	56,601
Licensing	8,577	8,358
Other	7,381	8,240
Revenue from Motorcycles and Related Products	1,195,637	1,363,947
Financial Services:
Interest income	159,804	154,041
Securitization and servicing fee income	189	352
Other income	28,750	23,781
Revenue from Financial Services	188,743	178,174
Total revenue	$1,384,380	$1,542,121
Deferred revenue relates to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of Harley Ownership Group memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. Deferred revenue, included in Accrued liabilities and Other long-term liabilities on the consolidated balance sheet, was as follows (in thousands):

	March 31, 2019	April 1, 2018
Balance, beginning of year	$29,055	$23,441
Balance, end of period	30,228	27,624
Previously deferred revenue recognized as revenue in the three months ended March 31, 2019 and April 1, 2018 was $6.1 million and $4.0 million, respectively. The Company expects to recognize approximately $16.2 million of the remaining unearned revenue over the next 12 months and $14.0 million thereafter.
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

Restructuring expense related to these plans is recorded as a separate line item in the consolidated statements of income and the accrued restructuring liability is recorded in Accrued liabilities on the consolidated balance sheet. The Company expects the plans to be completed by mid-2019. Changes in the accrued restructuring liability (in thousands) were as follows:

	Three months ended March 31, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$24,958	$—	$79	$25,037	$3,461	$28,498
Restructuring expense (benefit)	9	8,379	5,636	14,024	(394)	13,630
Utilized - cash	(2,600)	—	(5,528)	(8,128)	(2,014)	(10,142)
Utilized - non cash	—	(8,379)	—	(8,379)	—	(8,379)
Foreign currency changes	34	—	—	34	(2)	32
Balance, end of period	$22,401	$—	$187	$22,588	$1,051	$23,639

	Three months ended April 1, 2018
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$—	$—	$—	$—	$—	$—
Restructuring expense	40,791	5,613	438	46,842	—	46,842
Utilized - cash	(2,300)	—	(374)	(2,674)	—	(2,674)
Utilized - non cash	—	(5,613)	—	(5,613)	—	(5,613)
Foreign currency changes	(204)	—	(1)	(205)	—	(205)
Balance, end of period	$38,287	$—	$63	$38,350	$—	$38,350
During the three months ended March 31, 2019, the restructuring liability was adjusted to reflect updated assumptions resulting in a reversal of approximately $0.4 million of previously recognized restructuring expense.
During the three months ended March 31, 2019 and April 1, 2018, the Company incurred $3.6 million and $0.7 million, respectively, of incremental cost of goods sold due to temporary inefficiencies resulting from implementing the Manufacturing Optimization Plan.

5. Income Taxes
The Company’s 2019 effective income tax rate for the three months ended March 31, 2019 was 24.9% compared to 24.1% for the three months ended April 1, 2018.

6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31, 2019	April 1, 2018
Numerator:
Net income used in computing basic and diluted earnings per share	$127,945	$174,763
Denominator:
Denominator for basic earnings per share - weighted-average common shares	159,311	168,139
Effect of dilutive securities - employee stock compensation plan	715	1,035
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	160,026	169,174
Earnings per common share:
Basic	$0.80	$1.04
Diluted	$0.80	$1.03
Outstanding options to purchase 1.2 million and 1.0 million shares of common stock for the three months ended March 31, 2019 and April 1, 2018, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three month periods ended March 31, 2019 and April 1, 2018.
7. Acquisition
On March 4, 2019, the Company purchased certain assets and liabilities of StaCyc, Inc. for total consideration of $14.9 million including cash paid at acquisition of $7.0 million. StaCyc produces electric-powered two-wheelers specifically designed for children and supports the Company’s plans to expand its portfolio of electric two-wheeled vehicles.
The Company has completed a provisional allocation of the purchase consideration which is subject to change upon the completion of the Company’s final valuation of acquired assets and liabilities. The primary assets acquired and included in the Motorcycles segment were goodwill of $9.5 million, which is expected to be tax deductible, and intangible assets of $5.3 million.
8. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	April 1, 2018
Debt securities	$10,003	$10,007	$—
Mutual funds	49,896	44,243	49,402
Total marketable securities	$59,899	$54,250	$49,402
The debt securities, which are included in Marketable securities on the consolidated balance sheets, are carried at fair value with unrealized gains or losses reported in other comprehensive income. The mutual fund investments are held to fund certain deferred compensation obligations. These investments, which are included in Other long-term assets on the consolidated balance sheets, are carried at fair value with gains and losses recorded in net income.

Inventories
Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	April 1, 2018
Raw materials and work in process	$204,759	$177,110	$177,652
Motorcycle finished goods	304,386	301,630	289,046
Parts & accessories and general merchandise	145,300	136,027	150,228
Inventory at lower of FIFO cost or net realizable value	654,445	614,767	616,926
Excess of FIFO over LIFO cost	(58,639)	(58,639)	(52,355)
Total inventories, net	$595,806	$556,128	$564,571
Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net income	$127,945	$174,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	64,372	62,473
Amortization of deferred loan origination costs	18,968	20,116
Amortization of financing origination fees	2,194	2,028
Provision for long-term employee benefits	3,156	9,747
Employee benefit plan contributions and payments	(2,507)	(5,486)
Stock compensation expense	6,537	7,962
Net change in wholesale finance receivables related to sales	(237,569)	(239,902)
Provision for credit losses	34,491	30,052
Deferred income taxes	5,981	3,188
Other, net	2,731	(1,902)
Changes in current assets and liabilities:
Accounts receivable, net	(49,746)	(17,688)
Finance receivables - accrued interest and other	92	4,758
Inventories	(40,600)	(21,542)
Accounts payable and accrued liabilities	123,975	148,923
Derivative instruments	867	702
Other	(28,216)	13,402
Total adjustments	(95,274)	16,831
Net cash provided by operating activities	$32,671	$191,594
9. Finance Receivables
The Company provides retail financial services to customers of the Company’s independent dealers in the United States and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts and are primarily related to sales of motorcycles to the dealers' customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts.

The Company offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Wholesale finance receivables are related primarily to sales of motorcycles and related parts and accessories to dealers.
Finance receivables, net, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	April 1, 2018
Retail	$6,290,036	$6,328,201	$6,064,192
Wholesale	1,339,428	1,083,615	1,252,600
Total finance receivables	7,629,464	7,411,816	7,316,792
Allowance for credit losses	(190,872)	(189,885)	(190,350)
Finance receivables, net	$7,438,592	$7,221,931	$7,126,442
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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended March 31, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	32,832	1,659	34,491
Charge-offs	(44,721)	—	(44,721)
Recoveries	11,217	—	11,217
Balance, end of period	$181,426	$9,446	$190,872

	Three months ended April 1, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	28,069	1,983	30,052
Charge-offs	(45,081)	—	(45,081)
Recoveries	12,908	—	12,908
Balance, end of period	$182,150	$8,200	$190,350
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	March 31, 2019
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	181,426	9,446	190,872
Total allowance for credit losses	$181,426	$9,446	$190,872
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,290,036	1,339,428	7,629,464
Total finance receivables	$6,290,036	$1,339,428	$7,629,464

	December 31, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	182,098	7,787	189,885
Total allowance for credit losses	$182,098	$7,787	$189,885
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,328,201	1,083,615	7,411,816
Total finance receivables	$6,328,201	$1,083,615	$7,411,816

	April 1, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$184	$184
Collectively evaluated for impairment	182,150	8,016	190,166
Total allowance for credit losses	$182,150	$8,200	$190,350
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$220	$220
Collectively evaluated for impairment	6,064,192	1,252,380	7,316,572
Total finance receivables	$6,064,192	$1,252,600	$7,316,792

There are no wholesale finance receivables at March 31, 2019 or December 31, 2018 that are individually deemed to be impaired under ASC Topic 310, "Receivables". Additional information related to the wholesale finance receivables that are individually deemed to be impaired at April 1, 2018 includes (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	251	220	184	251	—
Total impaired wholesale finance receivables	$251	$220	$184	$251	$—
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of March 31, 2019, December 31, 2018 and April 1, 2018, all retail finance receivables were accounted for as interest-earning receivables, of which $39.0 million, $41.2 million and $27.9 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at March 31, 2019 or December 31, 2018. The recorded investment in non-accrual status wholesale finance receivables at April 1, 2018 was $0.2 million. At March 31, 2019, December 31, 2018 and April 1, 2018, $0.8 million, $1.1 million, and $0.2 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	March 31, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,088,894	$119,150	$43,028	$38,964	$201,142	$6,290,036
Wholesale	1,337,429	862	355	782	1,999	1,339,428
Total	$7,426,323	$120,012	$43,383	$39,746	$203,141	$7,629,464

	December 31, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,100,186	$136,945	$49,825	$41,245	$228,015	$6,328,201
Wholesale	1,081,729	522	273	1,091	1,886	1,083,615
Total	$7,181,915	$137,467	$50,098	$42,336	$229,901	$7,411,816

	April 1, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$5,897,632	$105,366	$33,275	$27,919	$166,560	$6,064,192
Wholesale	1,247,175	549	4,705	171	5,425	1,252,600
Total	$7,144,807	$105,915	$37,980	$28,090	$171,985	$7,316,792
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	March 31, 2019	December 31, 2018	April 1, 2018
Prime	$5,160,942	$5,183,754	$4,923,237
Sub-prime	1,129,094	1,144,447	1,140,955
Total	$6,290,036	$6,328,201	$6,064,192
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	March 31, 2019	December 31, 2018	April 1, 2018
Doubtful	$8,679	$2,210	$1,582
Substandard	7,866	9,660	3,368
Special Mention	11,484	10,299	33,085
Medium Risk	917	25,802	10,512
Low Risk	1,310,482	1,035,644	1,204,053
Total	$1,339,428	$1,083,615	$1,252,600
10. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks such as foreign currency exchange rate risk, interest rate risk and commodity price risk. To reduce its exposure to such risks, the Company selectively uses derivative financial instruments. All derivative transactions are authorized and executed pursuant to regularly reviewed policies and procedures which prohibit the use of financial instruments for speculative trading purposes.
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, the Australian dollar, the Japanese yen, the Brazilian real, the Canadian dollar and the Mexican peso. The foreign currency exchange contracts generally have maturities of less than one year.
The Company utilizes commodity contracts to mitigate the effects of commodity price fluctuations related to metals and fuel consumed in the Company’s motorcycle production and distribution processes. The commodity contracts generally have maturities of less than one year.
The Company periodically utilizes treasury rate lock contracts to fix the interest rate on a portion of the principal related to the anticipated issuance of long-term debt as well as interest rate swaps to reduce the impact of fluctuations in interest rates on long-term debt.

All derivative instruments are recognized on the balance sheet at fair value. In accordance with ASC Topic 815, Derivatives and Hedging, the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.
Changes in the fair value of derivatives that are designated as cash flow hedges are initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency and commodity risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
The following tables summarize the notional and recorded fair values of the Company’s derivative financial instruments (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments Under ASC Topic 815
	March 31, 2019			December 31, 2018			April 1, 2018
Derivative	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities
Foreign currency contracts	$480,937	$15,576	$646	$442,976	$15,071	$313	$720,869	$3,442	$22,807
Commodity contracts	589	—	6	827	—	46	728	—	11
Interest rate swaps	900,000	—	6,893	900,000	—	4,494	—	—	—
Total	$1,381,526	$15,576	$7,545	$1,343,803	$15,071	$4,853	$721,597	$3,442	$22,818

	Derivatives Not Designated as Hedging Instruments Under ASC Topic 815
	March 31, 2019			December 31, 2018			April 1, 2018
Derivative	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities
Foreign currency contracts	$157,678	$413	$69	$—	$—	$—	$—	$—	$—
Commodity contracts	7,225	94	119	5,239	—	463	4,577	171	32
Total	$164,903	$507	$188	$5,239	$—	$463	$4,577	$171	$32

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax		Amount of Gain/(Loss) Reclassified from AOCL into Income		Location of Gain/(Loss) Reclassified from AOCL into Income	Total Statement of Income Amount for Line Items in which the Effects of Cash Flow Hedges are Recorded
	Three months ended		Three months ended			Three months ended
Cash Flow Hedges	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	Income statement line item	March 31, 2019	April 1, 2018
Foreign currency contracts	$4,152	$(5,890)	$2,453	$(6,709)	Motorcycles cost of goods sold	$848,198	$890,174
Commodity contracts	30	(16)	(10)	(73)	Motorcycles cost of goods sold	$848,198	$890,174
Treasury rate locks	—	—	(90)	(90)	Interest expense	$7,731	$7,690
Treasury rate locks	—	—	(32)	(36)	Financial Services interest expense	$52,324	$48,450
Interest rate swaps	(3,005)	—	(606)	—	Financial Services interest expense	$52,324	$48,450
Total	$1,177	$(5,906)	$1,715	$(6,908)

The amount of net gain included in accumulated other comprehensive loss at March 31, 2019, estimated to be reclassified into income over the next twelve months was $11.6 million.
The following table summarizes the amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments. The following amounts were recorded in Motorcycles cost of goods sold (in thousands):

	Amount of Gain Recognized in Income on Derivative
	Three months ended
Derivatives Not Designated as Hedges	March 31, 2019	April 1, 2018
Foreign currency contracts	$887	$—
Commodity contracts	317	6
Total	$1,204	$6
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
11. Leases
The Company determines if an arrangement is or contains a lease at contract inception. Right-of-use (ROU) assets related to leases are recorded in Lease assets and lease liabilities are recorded in Accrued liabilities and Lease liabilities on the consolidated balance sheet.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement date based on the present value of future lease payments over the lease term. The ROU asset also includes prepaid lease payments and initial direct costs and is reduced for lease incentives paid by the lessor. The discount rate used to determine the present value is generally the Company's incremental borrowing rate because the implicit rate in the lease is not readily determinable. The lease term used to calculate the ROU asset and lease liability includes periods covered by options to extend or terminate when the Company is reasonably certain the lease term will include these optional periods.

The Company has lease arrangements for sales and administrative offices, manufacturing and distribution facilities, product testing facilities, equipment and vehicles. All of the Company’s lease arrangements are accounted for as operating leases. The Company’s leases have remaining lease terms ranging from 1 to 13 years, some of which include options to extend the leases for periods generally not greater than 5 years and some of which include options to terminate the leases within 1 year. Certain leases also include options to purchase the leased asset. Leases do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense for the three months ended March 31, 2019 was $6.3 million. This includes variable lease costs related to leases involving assets operated by a third-party of approximately $1.1 million. Other variable and short-term lease costs were not material.
Balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Lease assets	$55,305

Accrued liabilities	$17,391
Lease liabilities	39,516
$56,907
Future maturities of lease liabilities were as follows as of March 31, 2019 (in thousands):

Operating Leases
2019	$14,743
2020	15,023
2021	12,467
2022	8,837
2023	3,511
Thereafter	6,291
Total present value of lease payments	60,872
Less present value discount	3,965
Total lease liability	$56,907
Other lease information is as follows:

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows	$5,361
Right-of-use assets obtained in exchange for lease obligations (in millions)	298

March 31, 2019
Weighted average remaining lease term (in years)	4.61
Weighted average discount rate	3.3%

12. Debt
Debt with a contractual term of one year or less is generally classified as short-term debt and consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	April 1, 2018
Unsecured commercial paper	$1,192,925	$1,135,810	$1,036,976
Total short-term debt	$1,192,925	$1,135,810	$1,036,976
Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	April 1, 2018
Secured debt (Note 13)
Asset-backed Canadian commercial paper conduit facility	$142,676	$155,951	$158,162
Asset-backed U.S. commercial paper conduit facilities	526,947	582,717	281,311
Asset-backed securitization debt	18,712	95,216	285,130
Less: unamortized discount and debt issuance costs	(18)	(49)	(337)
Total secured debt	688,317	833,835	724,266

Unsecured notes (at par value)
6.80% Medium-term notes due in 2018, issued May 2008	—	—	877,488
2.25% Medium-term notes due in 2019, issued January 2016	—	600,000	600,000
Floating-rate Medium-term notes due in 2019, issued March 2017(a)	—	150,000	150,000
2.40% Medium-term notes due in 2019, issued September 2014	600,000	600,000	600,000
2.15% Medium-term notes due in 2020, issued February 2015	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2020, issued May 2018(b)	450,000	450,000	—
2.40% Medium-term notes due in 2020, issued March 2017	350,000	350,000	350,000
2.85% Medium-term notes due in 2021, issued January 2016	600,000	600,000	600,000
Floating-rate Medium-term notes due in 2021, issued November 2018(c)	450,000	450,000	—
3.55% Medium-term notes due in 2021, issued May 2018	350,000	350,000	—
4.05% Medium-term notes due in 2022, issued February 2019	550,000	—	—
2.55% Medium-term notes due in 2022, issued June 2017	400,000	400,000	400,000
3.35% Medium-term notes due in 2023, issued February 2018	350,000	350,000	350,000
3.50% Senior unsecured notes due in 2025, issued July 2015	450,000	450,000	450,000
4.625% Senior unsecured notes due in 2045, issued July 2015	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs	(21,573)	(20,369)	(20,564)
Gross long-term debt	6,116,744	6,463,466	5,981,190
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs	(1,372,050)	(1,575,799)	(1,872,679)
Total long-term debt	$4,744,694	$4,887,667	$4,108,511

(a)	Floating interest rate based on LIBOR plus 35 bps.

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

13. Asset-Backed Financing
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
In transactions where the Company is not the primary beneficiary of the VIE, the Company must determine whether it can achieve a sale for accounting purposes under ASC Topic 860, Transfers and Servicing. To achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond the Company’s control. If the Company does not meet all of these criteria for sale accounting, then the transaction is accounted for as a secured borrowing and is referred to as an on-balance sheet asset-backed financing.
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
The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	March 31, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$62,771	$(1,855)	$8,199	$134	$69,249	$18,694
Asset-backed U.S. commercial paper conduit facilities	567,295	(16,821)	31,565	1,282	583,321	526,947
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	164,779	(3,003)	9,767	282	171,825	142,676
Total on-balance sheet assets and liabilities	$794,845	$(21,679)	$49,531	$1,698	$824,395	$688,317

	December 31, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$158,718	$(4,691)	$17,191	$329	$171,547	$95,167
Asset-backed U.S. commercial paper conduit facilities	631,588	(18,733)	30,012	1,234	644,101	582,717
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	181,774	(3,130)	8,779	343	187,766	155,951
Total on-balance sheet assets and liabilities	$972,080	$(26,554)	$55,982	$1,906	$1,003,414	$833,835

	April 1, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$367,584	$(11,387)	$38,207	$1,207	$395,611	$284,793
Asset-backed U.S. commercial paper conduit facilities	299,318	(9,297)	16,933	968	307,922	281,311
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	183,073	(3,085)	10,600	320	190,908	158,162
Total on-balance sheet assets and liabilities	$849,975	$(23,769)	$65,740	$2,495	$894,441	$724,266
On-Balance Sheet Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes have a contractual life maturing in 2022.
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
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2019 or 2018.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE
The Company has agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In November 2018, the Company renewed its existing $600.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Also at that time, the Company amended its existing $300.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits, increasing the aggregate initial commitment to $600.0 million. The aggregate commitment under this agreement is reduced monthly as collections on the related finance receivables are applied to the outstanding principal until the outstanding principal balance is less than or equal to $300.0 million, at which point the aggregate commitment will equal $300.0 million. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facilities, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2019, the U.S. Conduit Facilities have an expiration date of November 29, 2019.

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
There were no finance receivable transfers under the U.S. Conduit Facilities during the first quarter of 2019. During the first quarter of 2018, the Company transferred $32.9 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $29.3 million of debt under the U.S. Conduit Facilities.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2018, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 31, 2019, the Canadian Conduit has an expiration date of June 28, 2019.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $29.1 million at March 31, 2019. The maximum exposure is not an indication of the Company's expected loss exposure.
There were no finance receivable transfers under the Canadian Conduit Facilities during the first quarter of 2019. During the first quarter of 2018, the Company transferred $7.6 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $6.2 million.
Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the first quarter of 2019 or 2018. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
The Company is not the primary beneficiary of the off-balance sheet asset-backed securitization VIE because it only retained servicing rights and does not have the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. Accordingly, this transaction met the accounting sale requirements under ASC Topic 860 and was recorded as a sale for accounting purposes. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s balance sheet and a gain was recognized for the difference between the cash proceeds received, the assets derecognized and the liabilities recognized as part of the transaction. The gain on sale was included in Financial Services revenue in the consolidated statements of income.
At March 31, 2019, the assets of this off-balance sheet asset-backed securitization VIE were $67.1 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at March 31, 2019. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the consolidated statements of income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.2 million and $0.4 million during the first quarter of 2019 and 2018, respectively.
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	March 31, 2019	December 31, 2018	April 1, 2018
On-balance sheet retail motorcycle finance receivables	$6,159,058	$6,185,350	$5,923,564
Off-balance sheet retail motorcycle finance receivables	67,062	79,613	127,643
Total serviced retail motorcycle finance receivables	$6,226,120	$6,264,963	$6,051,207
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	Amount 30 days or more past due:
	March 31, 2019	December 31, 2018	April 1, 2018
On-balance sheet retail motorcycle finance receivables	$201,142	$228,015	$166,560
Off-balance sheet retail motorcycle finance receivables	1,194	1,658	1,652
Total serviced retail motorcycle finance receivables	$202,336	$229,673	$168,212

Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
On-balance sheet retail motorcycle finance receivables	$33,504	$32,173
Off-balance sheet retail motorcycle finance receivables	231	361
Total serviced retail motorcycle finance receivables	$33,735	$32,534
14. Fair Value
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
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$498,207	$321,300	$176,907	$—
Marketable securities	59,899	49,896	10,003	—
Derivatives	16,083	—	16,083	—
Total	$574,189	$371,196	$202,993	$—
Liabilities:
Derivatives	$7,733	$—	$7,733	$—

	December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$998,601	$728,800	$269,801	$—
Marketable securities	54,250	44,243	10,007	—
Derivatives	15,071	—	15,071	—
Total	$1,067,922	$773,043	$294,879	$—
Liabilities:
Derivatives	$5,316	$—	$5,316	$—

	April 1, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$653,124	$326,324	$326,800	$—
Marketable securities	49,402	49,402	—	—
Derivatives	3,613	—	3,613	—
Total	$706,139	$375,726	$330,413	$—
Liabilities:
Derivatives	$22,850	$—	$22,850	$—
Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $21.4 million, $20.2 million and $23.8 million at March 31, 2019, December 31, 2018 and April 1, 2018, respectively, for which the fair value adjustment was $9.3 million, $9.7 million and $8.3 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost
The carrying value of the Company's cash and cash equivalents and restricted cash approximates their fair values.
The following table summarizes the fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost (in thousands):

	March 31, 2019		December 31, 2018		April 1, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,520,418	$7,438,592	$7,304,334	$7,221,931	$7,195,908	$7,126,442
Liabilities:
Unsecured commercial paper	$1,192,925	$1,192,925	$1,135,810	$1,135,810	$1,036,976	$1,036,976
Asset-backed U.S. commercial paper conduit facilities	$526,947	$526,947	$582,717	$582,717	$281,311	$281,311
Asset-backed Canadian commercial paper conduit facility	$142,676	$142,676	$155,951	$155,951	$158,162	$158,162
Medium-term notes	$4,675,767	$4,685,636	$4,829,671	$4,887,007	$4,486,399	$4,514,798
Senior unsecured notes	$719,544	$742,791	$707,198	$742,624	$750,440	$742,126
Asset-backed securitization debt	$18,674	$18,694	$94,974	$95,167	$283,591	$284,793
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
15. Product Warranty and Recall Campaigns
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

	Three months ended
	March 31, 2019	April 1, 2018
Balance, beginning of period	$131,740	$94,202
Warranties issued during the period	11,617	14,606
Settlements made during the period	(19,617)	(16,638)
Recalls and changes to pre-existing warranty liabilities	(1,353)	2,905
Balance, end of period	$122,387	$95,075
The liability for recall campaigns was $64.1 million, $73.3 million and $32.3 million as of March 31, 2019, December 31, 2018 and April 1, 2018, respectively. The Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million for the three months ended March 31, 2019.

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

	Three months ended
	March 31, 2019	April 1, 2018
Pension and SERPA Benefits
Service cost	$6,632	$8,155
Interest cost	21,371	20,590
Expected return on plan assets	(35,581)	(36,891)
Amortization of unrecognized:
Prior service credit	(483)	(106)
Net loss	11,128	15,819
Curtailment loss	—	1,018
Net periodic benefit cost	$3,067	$8,585
Postretirement Healthcare Benefits
Service cost	$1,184	$1,812
Interest cost	2,938	2,897
Expected return on plan assets	(3,507)	(3,541)
Amortization of unrecognized:
Prior service credit	(595)	(460)
Net loss	69	454
Net periodic benefit cost	$89	$1,162
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
There are no required or planned qualified pension plan contributions for 2019. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
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

Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the DOJ each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement, and on February 8, 2019 the DOJ filed a status update reminding the court of the current status of the outstanding matter. The Company has an accrual associated with this matter which is included in Accrued liabilities on the consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in Other long-term liabilities on the consolidated balance sheets. While the work on the RI/FS is now complete and the final remedy was proposed in late 2018, it has not yet been approved, and given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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

18. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended March 31, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$1,785	$(581,861)	$(629,684)
Other comprehensive income before reclassifications	606	1,177	—	1,783
Income tax expense	(275)	(314)	—	(589)
Net other comprehensive income before reclassifications	331	863	—	1,194
Reclassifications:
Realized gains - foreign currency contracts(a)	—	(2,453)	—	(2,453)
Realized losses - commodity contracts(a)	—	10	—	10
Realized losses - treasury rate locks(b)	—	122	—	122
Realized losses - interest rate swap(b)	—	606	—	606
Prior service credits(c)	—	—	(1,078)	(1,078)
Actuarial losses(c)	—	—	11,197	11,197
Total reclassifications before tax	—	(1,715)	10,119	8,404
Income tax benefit (expense)	—	411	(2,376)	(1,965)
Net reclassifications	—	(1,304)	7,743	6,439
Other comprehensive income (loss)	331	(441)	7,743	7,633
Balance, end of period	$(49,277)	$1,344	$(574,118)	$(622,051)

	Three months ended April 1, 2018
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$(17,254)	$(460,943)	$(500,049)
Other comprehensive income (loss) before reclassifications	6,915	(5,906)	96,374	97,383
Income tax benefit (expense)	—	1,387	(22,629)	(21,242)
Net other comprehensive income (loss) before reclassifications	6,915	(4,519)	73,745	76,141
Reclassifications:
Realized losses - foreign currency contracts(a)	—	6,709	—	6,709
Realized losses - commodity contracts(a)	—	73	—	73
Realized losses - treasury rate locks(b)	—	126	—	126
Prior service credits(c)	—	—	(566)	(566)
Actuarial losses(c)	—	—	16,273	16,273
Total reclassifications before tax	—	6,908	15,707	22,615
Income tax expense	—	(1,624)	(3,687)	(5,311)
Net reclassifications	—	5,284	12,020	17,304
Other comprehensive income	6,915	765	85,765	93,445
Balance, end of period	$(14,937)	$(16,489)	$(375,178)	$(406,604)

(a)	Amounts reclassified to net income are included in Motorcycles and Related Products cost of goods sold

(b)	Amounts reclassified to net income are included in Interest expense and Financial Services interest expense

(c)	Amounts reclassified are included in the computation of net periodic benefit cost; see Note 16 for information related to pension and postretirement benefit plans

19. Business Segments
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

	Three months ended
	March 31, 2019	April 1, 2018
Motorcycles net revenue	$1,195,637	$1,363,947
Gross profit	347,439	473,773
Selling, administrative and engineering expense	225,428	254,093
Restructuring expense	13,630	46,842
Operating income from Motorcycles	108,381	172,838
Financial Services revenue	188,743	178,174
Financial Services expense	130,012	114,595
Operating income from Financial Services	58,731	63,579
Operating income	$167,112	$236,417

20. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to the reportable segments. All supplemental data is presented in thousands.

	Three months ended March 31, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,200,009	$—	$(4,372)	$1,195,637
Financial Services	—	186,753	1,990	188,743
Total revenue	1,200,009	186,753	(2,382)	1,384,380
Costs and expenses:
Motorcycles and Related Products cost of goods sold	848,703	—	(505)	848,198
Financial Services interest expense	—	52,324	—	52,324
Financial Services provision for credit losses	—	34,491	—	34,491
Selling, administrative and engineering expense	227,992	42,588	(1,955)	268,625
Restructuring expense	13,630	—	—	13,630
Total costs and expenses	1,090,325	129,403	(2,460)	1,217,268
Operating income	109,684	57,350	78	167,112
Other income (expense), net	4,660	—	—	4,660
Investment income	51,358	—	(45,000)	6,358
Interest expense	7,731	—	—	7,731
Income before provision for income taxes	157,971	57,350	(44,922)	170,399
Provision for income taxes	28,557	13,897	—	42,454
Net income	$129,414	$43,453	$(44,922)	$127,945

	Three months ended April 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,366,246	$—	$(2,299)	$1,363,947
Financial Services	—	178,460	(286)	178,174
Total revenue	1,366,246	178,460	(2,585)	1,542,121
Costs and expenses:
Motorcycles and Related Products cost of goods sold	890,174	—	—	890,174
Financial Services interest expense	—	48,450	—	48,450
Financial Services provision for credit losses	—	30,052	—	30,052
Selling, administrative and engineering expense	254,401	38,391	(2,606)	290,186
Restructuring expense	46,842	—	—	46,842
Total costs and expenses	1,191,417	116,893	(2,606)	1,305,704
Operating income	174,829	61,567	21	236,417
Other income (expense), net	220	—	—	220
Investment income	111,203	—	(110,000)	1,203
Interest expense	7,690	—	—	7,690
Income before provision for income taxes	278,562	61,567	(109,979)	230,150
Provision for income taxes	40,233	15,154	—	55,387
Net income	$238,329	$46,413	$(109,979)	$174,763

	March 31, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$384,390	$365,210	$—	$749,600
Marketable securities	10,003	—	—	10,003
Accounts receivable, net	666,782	—	(313,241)	353,541
Finance receivables, net	—	2,443,899	—	2,443,899
Inventories	595,806	—	—	595,806
Restricted cash	—	43,471	—	43,471
Other current assets	137,167	40,594	—	177,761
Total current assets	1,794,148	2,893,174	(313,241)	4,374,081
Finance receivables, net	—	4,994,693	—	4,994,693
Property, plant and equipment, net	820,634	55,369		876,003
Goodwill	64,131	—		64,131
Deferred income taxes	96,500	37,487	(999)	132,988
Lease assets	48,513	6,792	—	55,305
Other long-term assets	154,687	19,149	(90,424)	83,412
	$2,978,613	$8,006,664	$(404,664)	$10,580,613
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351,831	$342,328	$(313,241)	$380,918
Accrued liabilities	544,560	98,778	833	644,171
Short-term debt	—	1,192,925	—	1,192,925
Current portion of long-term debt, net	—	1,372,050	—	1,372,050
Total current liabilities	896,391	3,006,081	(312,408)	3,590,064
Long-term debt, net	742,791	4,001,903	—	4,744,694
Lease liabilities	32,520	6,996	—	39,516
Pension liability	98,862	—	—	98,862
Postretirement healthcare liability	93,897	—	—	93,897
Other long-term liabilities	174,150	39,070	2,749	215,969
Commitments and contingencies (Note 17)
Shareholders’ equity	940,002	952,614	(95,005)	1,797,611
	$2,978,613	$8,006,664	$(404,664)	$10,580,613

	December 31, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$544,548	$659,218	$—	$1,203,766
Marketable securities	10,007	—	—	10,007
Accounts receivable, net	425,727	—	(119,253)	306,474
Finance receivables, net	—	2,214,424	—	2,214,424
Inventories	556,128	—	—	556,128
Restricted cash	—	49,275	—	49,275
Other current assets	91,172	59,070	(5,874)	144,368
Total current assets	1,627,582	2,981,987	(125,127)	4,484,442
Finance receivables, net	—	5,007,507	—	5,007,507
Property, plant and equipment, net	847,176	56,956	—	904,132
Goodwill	55,048	—	—	55,048
Deferred income taxes	105,388	37,603	(1,527)	141,464
Other long-term assets	144,122	18,680	(89,731)	73,071
	$2,779,316	$8,102,733	$(216,385)	$10,665,664
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,587	$145,527	$(119,253)	$284,861
Accrued liabilities	496,643	110,063	(5,576)	601,130
Short-term debt	—	1,135,810	—	1,135,810
Current portion of long-term debt, net	—	1,575,799	—	1,575,799
Total current liabilities	755,230	2,967,199	(124,829)	3,597,600
Long-term debt, net	742,624	4,145,043	—	4,887,667
Pension liability	107,776	—	—	107,776
Postretirement healthcare liability	94,453	—	—	94,453
Other long-term liabilities	164,243	37,142	2,834	204,219
Commitments and contingencies (Note 17)
Shareholders’ equity	914,990	953,349	(94,390)	1,773,949
	$2,779,316	$8,102,733	$(216,385)	$10,665,664

	April 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$403,009	$350,508	$—	$753,517
Accounts receivable, net	686,265	—	(331,158)	355,107
Finance receivables, net	—	2,341,918	—	2,341,918
Inventories	564,571	—	—	564,571
Restricted cash	—	54,569	—	54,569
Other current assets	108,613	44,724	(2,865)	150,472
Total current assets	1,762,458	2,791,719	(334,023)	4,220,154
Finance receivables, net	—	4,784,524	—	4,784,524
Property, plant and equipment, net	887,522	47,123	—	934,645
Prepaid pension costs	122,230	—	—	122,230
Goodwill	56,524	—	—	56,524
Deferred income taxes	36,140	42,543	(1,059)	77,624
Other long-term assets	145,344	23,514	(86,938)	81,920
	$3,010,218	$7,689,423	$(422,020)	$10,277,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,162	$353,036	$(331,158)	$319,040
Accrued liabilities	462,279	106,149	(2,020)	566,408
Short-term debt	—	1,036,976	—	1,036,976
Current portion of long-term debt, net	—	1,872,679	—	1,872,679
Total current liabilities	759,441	3,368,840	(333,178)	3,795,103
Long-term debt, net	742,126	3,366,385	—	4,108,511
Pension liability	54,921	—	—	54,921
Postretirement healthcare liability	113,031	—	—	113,031
Other long-term liabilities	171,389	35,899	2,818	210,106
Commitments and contingencies (Note 17)
Shareholders’ equity	1,169,310	918,299	(91,660)	1,995,949
	$3,010,218	$7,689,423	$(422,020)	$10,277,621

	Three months ended March 31, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$129,414	$43,453	$(44,922)	$127,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	62,187	2,185	—	64,372
Amortization of deferred loan origination costs	—	18,968	—	18,968
Amortization of financing origination fees	167	2,027	—	2,194
Provision for long-term employee benefits	3,156	—	—	3,156
Employee benefit plan contributions and payments	(2,507)	—	—	(2,507)
Stock compensation expense	5,845	692	—	6,537
Net change in wholesale finance receivables related to sales	—	—	(237,569)	(237,569)
Provision for credit losses	—	34,491	—	34,491
Deferred income taxes	6,195	314	(528)	5,981
Other, net	1,886	922	(77)	2,731
Changes in current assets and liabilities:
Accounts receivable, net	(243,734)	—	193,988	(49,746)
Finance receivables - accrued interest and other	—	92	—	92
Inventories	(40,600)	—	—	(40,600)
Accounts payable and accrued liabilities	122,462	180,980	(179,467)	123,975
Derivative instruments	834	33	—	867
Other	(41,339)	18,997	(5,874)	(28,216)
Total adjustments	(125,448)	259,701	(229,527)	(95,274)
Net cash provided by operating activities	3,966	303,154	(274,449)	32,671

	Three months ended March 31, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(34,657)	(598)	—	(35,255)
Origination of finance receivables	—	(1,691,416)	840,044	(851,372)
Collections on finance receivables	—	1,426,419	(610,595)	815,824
Acquisition of business	(7,000)	—	—	(7,000)
Other	603	—	—	603
Net cash used by investing activities	(41,054)	(265,595)	229,449	(77,200)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	546,655	—	546,655
Repayments of medium-term notes	—	(750,000)	—	(750,000)
Repayments of securitization debt	—	(76,505)	—	(76,505)
Repayments of asset-backed commercial paper	—	(72,401)	—	(72,401)
Net increase in credit facilities and unsecured commercial paper	—	58,527	—	58,527
Dividends paid	(60,859)	(45,000)	45,000	(60,859)
Purchase of common stock for treasury	(61,712)	—	—	(61,712)
Issuance of common stock under employee stock option plans	616	—	—	616
Net cash used by financing activities	(121,955)	(338,724)	45,000	(415,679)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,115)	706	—	(409)
Net decrease in cash, cash equivalents and restricted cash	$(160,158)	$(300,459)	$—	$(460,617)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$544,548	$715,200	$—	$1,259,748
Net decrease in cash, cash equivalents and restricted cash	(160,158)	(300,459)	—	(460,617)
Cash, cash equivalents and restricted cash—end of period	$384,390	$414,741	$—	$799,131

	Three months ended April 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$238,329	$46,413	$(109,979)	$174,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	61,405	1,068	—	62,473
Amortization of deferred loan origination costs	—	20,116	—	20,116
Amortization of financing origination fees	165	1,863	—	2,028
Provision for long-term employee benefits	9,747	—	—	9,747
Employee benefit plan contributions and payments	(5,486)	—	—	(5,486)
Stock compensation expense	7,072	890	—	7,962
Net change in wholesale finance receivables related to sales	—	—	(239,902)	(239,902)
Provision for credit losses	—	30,052	—	30,052
Deferred income taxes	2,469	979	(260)	3,188
Other, net	(2,081)	200	(21)	(1,902)
Changes in current assets and liabilities:
Accounts receivable, net	(195,123)	—	177,435	(17,688)
Finance receivables - accrued interest and other	—	4,758	—	4,758
Inventories	(21,542)	—	—	(21,542)
Accounts payable and accrued liabilities	121,833	201,056	(173,966)	148,923
Derivative instruments	666	36	—	702
Other	9,935	6,269	(2,802)	13,402
Total adjustments	(10,940)	267,287	(239,516)	16,831
Net cash provided by operating activities	227,389	313,700	(349,495)	191,594

	Three months ended April 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(25,746)	(2,690)	—	(28,436)
Origination of finance receivables	—	(1,786,309)	988,242	(798,067)
Collections on finance receivables	—	1,558,547	(748,747)	809,800
Other	(4,948)	—	—	(4,948)
Net cash used by investing activities	(30,694)	(230,452)	239,495	(21,651)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	347,553	—	347,553
Repayments of securitization debt	—	(67,955)	—	(67,955)
Borrowings of asset-backed commercial paper	—	35,504	—	35,504
Repayments of asset-backed commercial paper	—	(45,907)	—	(45,907)
Net decrease in credit facilities and unsecured commercial paper	—	(234,145)	—	(234,145)
Dividends paid	(62,731)	(110,000)	110,000	(62,731)
Purchase of common stock for treasury	(72,968)	—	—	(72,968)
Issuance of common stock under employee stock option plans	1,719	—	—	1,719
Net cash used by financing activities	(133,980)	(74,950)	110,000	(98,930)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,108	(74)	—	2,034
Net increase in cash, cash equivalents and restricted cash	$64,823	$8,224	$—	$73,047
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$338,186	$408,024	$—	$746,210
Net increase in cash, cash equivalents and restricted cash	64,823	8,224	—	73,047
Cash, cash equivalents and restricted cash—end of period	$403,009	$416,248	$—	$819,257

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook sections are only made as of April 23, 2019 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 9, 2019), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income was $127.9 million, or $0.80 per diluted share, for the first quarter of 2019 compared to $174.8 million, or $1.03 per diluted share, in the first quarter of 2018. Operating income from the Motorcycles segment decreased $64.5 million compared to last year’s first quarter and was impacted by lower shipments, unfavorable mix and incremental tariffs, partially offset by lower operating expenses. Operating income from the Financial Services segment in the first quarter of 2019 was $58.7 million, down 7.6% compared to the year-ago quarter on a higher provision for credit losses and higher operating expenses.
Worldwide dealer retail sales of new Harley-Davidson motorcycles in the first quarter of 2019 were down 3.8% compared to the first quarter of 2018. Retail sales were down 4.2% in the U.S. and down 3.3% in international markets compared to the prior year first quarter. Retail sales results in the first quarter improved significantly from recent trends despite limited availability of Street motorcycles. During the first quarter of 2019, retail sales of Street motorcycles were adversely impacted by limited availability following a recent recall. Excluding retail sales of Street motorcycles from both 2018 and 2019, worldwide retail sales were up 0.4% in the first quarter of 2019 compared to the same period last year. Retail sales of Street motorcycles resumed in late March 2019.

The Company was encouraged by first quarter retail sales performance, but remains cautious as it moves into the height of its selling season. The Company expects its business to remain under pressure in 2019 driven by continuing challenges in the U.S. motorcycle industry. The Company will continue to aggressively manage supply in line with demand and execute marketing efforts to encourage trial, create new riders and increase conversion to sale. In addition, the Company continues work to accelerate its strategy to build the next generation of Harley-Davidson riders through 2022 through its More Roads to Harley-Davidson (More Roads) plan.
Finally, unionized workers at the Company’s operations in the Milwaukee area and Tomahawk, Wisconsin ratified new five-year labor agreements in April 2019. The Company believes the new contracts will enable it to compete in a challenging business environment and advance its strategy to build the next generation of riders globally.
Outlook(1)

On April 23, 2019, the Company provided the following information concerning its expectations for the remainder of 2019:
Motorcycles and Related Products Segment - Full Year
The Company expects the U.S. industry to continue to decline in 2019, but at a more tempered pace than in 2018. The Company expects international retail sales growth during 2019. As a result, the Company expects to ship between 217,000 and 222,000 motorcycles to dealers in 2019 which is down approximately 3% to 5% from 2018. The Company also expects year-end U.S. dealer inventory of new motorcycles to be down compared to 2018.
The Company expects Motorcycles segment gross margin as a percent of revenue to be lower than 2018 driven by a significant increase in the impact of incremental tariffs, lower shipment volumes and unfavorable product mix, partially offset by aggressive cost reductions, including the benefit of $25 million to $30 million of savings from the Company's Manufacturing Optimization plan. Refer to "Restructuring Plan Costs and Savings" below for further information regarding the Manufacturing Optimization Plan.
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
As previously disclosed, the Company expects the impact of incremental tariff costs to be approximately $100 million to $120 million in 2019. While the Company's preference has always been to serve the EU market from its U.S. manufacturing operations, the Company plans to mitigate the impact of the incremental European Union and China tariffs by the end of 2019 by serving those markets with motorcycles from its Thailand facility.
The Company is pursuing regulatory approval in the European Union to that end; however, there is material risk that regulatory approval will not be granted. As a result, the Company is considering multiple other options to serve the EU market should they be required. These other options to serve the EU market would most likely not mitigate the full impact of the current incremental European Union tariff by the end of 2019.
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
Motorcycles and Related Products Segment - Second Quarter
In the second quarter of 2019, the Company expects to ship between 65,500 and 70,500 motorcycles, which is down approximately 3% to 10% compared to the second quarter of 2018. Motorcycles segment operating margin as a percent of revenue is expected to be down approximately 4 percentage points compared to the second quarter of 2018 driven in part by the impact of incremental tariffs, lower planned shipments and unfavorable mix.

Financial Services Segment
The Company expects Financial Services segment operating income in 2019 to be down compared to 2018 driven by a higher cost of debt and higher depreciation associated with its 2018 investment in a new loan management system which went into service in January 2019.
Harley-Davidson, Inc.
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
The following table summarizes the expected costs and savings associated with these plans as of April 23, 2019:

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
The expected restructuring expenses include the estimated cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $40 million to $41 million, $51 million to $53 million and $38 million to $40 million, respectively. The timing of cash payments for restructuring costs may not occur in the same fiscal period that the Company records the expense.
Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information concerning restructuring expenses. The Company expects total capital expenditures of $65 million associated with the Manufacturing Optimization Plan through 2019, including $20 million in 2019.

Results of Operations for the Three Months Ended March 31, 2019
Compared to the Three Months Ended April 1, 2018
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 31, 2019	April 1, 2018	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$108,381	$172,838	$(64,457)	(37.3)%
Operating income from Financial Services	58,731	63,579	(4,848)	(7.6)
Operating income	167,112	236,417	(69,305)	(29.3)
Other income (expense), net	4,660	220	4,440	2,018.2
Investment income	6,358	1,203	5,155	428.5
Interest expense	7,731	7,690	41	0.5
Income before provision for income taxes	170,399	230,150	(59,751)	(26.0)
Provision for income taxes	42,454	55,387	(12,933)	(23.4)
Net income	$127,945	$174,763	$(46,818)	(26.8)%
Diluted earnings per share	$0.80	$1.03	$(0.23)	(22.3)%
Consolidated operating income was down 29.3% in the first three months of 2019 due to a decrease in operating income from the Motorcycles segment of $64.5 million and a $4.8 million decrease in operating income from Financial Services, compared to the same period last year. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed analysis of the factors affecting operating income.
Other income in the first quarter of 2019 was favorably impacted by lower amortization of actuarial losses related to the Company's defined benefit plans. Investment income was up in the first quarter of 2019 compared to the same period last year driven by higher income from investments in marketable securities and cash equivalents.
The Company's effective income tax rate for the first three months of 2019 was 24.9% up slightly from 24.1% in the same period in 2018 due to slightly higher discrete income tax amounts recorded during the first quarter of 2019.
Diluted earnings per share were $0.80 in the first quarter of 2019, down 22.3% from the same period last year on lower net income and lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 169.2 million in the first quarter of 2018 to 160.0 million in the first quarter of 2019, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	March 31, 2019	March 31, 2018	(Decrease) Increase	% Change
United States	28,091	29,309	(1,218)	(4.2)%

Europe(b)	9,508	9,716	(208)	(2.1)
EMEA - Other	1,289	1,146	143	12.5
Total EMEA	10,797	10,862	(65)	(0.6)

Asia Pacific(c)	3,786	4,452	(666)	(15.0)
Asia Pacific - Other	2,288	1,877	411	21.9
Total Asia Pacific	6,074	6,329	(255)	(4.0)

Latin America	2,241	2,506	(265)	(10.6)
Canada	1,948	2,080	(132)	(6.3)
Total International Retail Sales	21,060	21,777	(717)	(3.3)
Total Worldwide Retail Sales	49,151	51,086	(1,935)	(3.8)%

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
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 4.2% in the first quarter of 2019 on a weak U.S. industry, partially offset by an increase in market share. The first quarter retail sales decline of 4.2% represents the lowest rate of decline for retail sales of new Harley-Davidson motorcycles in the U.S. over the last nine quarters. The U.S. industry was down 4.7% percent in the first quarter of 2019, which also represented an improvement compared to recent industry sales trends. The Company believes the U.S. industry for new motorcycles continues to be challenged by soft used motorcycle prices and that the improvement in the U.S. industry sales trend was due in part to a highly competitive and promotional marketplace.
Prices for used Harley-Davidson motorcycles in the U.S. remained at near historical low levels compared to new; however, the Company is encouraged by the firming of used motorcycle prices over the past several quarters. Prices of used Harley-Davidson motorcycles in the Company's dealer network were higher in the first quarter of 2019 than the prior year quarter for the seventh consecutive quarter.
The Company's U.S. market share of new 601+cc motorcycles for the first quarter of 2019 was 51.1%, up 0.6 percentage points compared to the same period last year. The Company believes its U.S. market share gains were due in part to the execution of its "stronger dealer" growth catalyst under its More Roads plan which included increased marketing and sales support. The Company believes its share gains were partially offset by increased competitive promotional activity and stronger performance in segments in which it does not currently compete. In the Touring and Cruiser segments, which represent approximately 70% of the 601+cc market, the Company's market share was up 2.5 percentage points in the first quarter of 2019 compared to the same quarter last year. (Market share source: Motorcycle Industry Council)
International retail sales of new Harley-Davidson motorcycles were down 3.3% in the first quarter of 2019. In the first quarter of 2019 international retail sales were down in developed markets, partially offset by increases in emerging markets. Overall, international retail sales were adversely impacted by the limited availability of Street motorcycles during the first quarter of 2019. Excluding Street motorcycles from both 2018 and 2019, first quarter international retail sales were up 4.7% in 2019 compared to the same quarter last year.

During the first quarter of 2019, international emerging market retail sales were up 5.2% driven by growth in numerous markets. Retail sales in developed international markets were down 6.2% in the first quarter. Retail sales in Japan and Australia continued to be weak in the first quarter of 2019 behind contracting industry sales and competitive new product introductions in segments outside of touring and cruisers. The Company continues to support its dealers in these markets with incentives and a strong focus on national test ride campaigns.
The Company's 2019 market share of new 601+cc motorcycles in Europe was 8.8% through March, compared to 10.4% for the same period last year (Source: Association des Constructeurs Europeens de Motocycles).
The Company remains confident in, and committed to, the great potential that international markets offer Harley-Davidson. Furthermore, with its Thailand facility up and running, the Company is excited about the growth opportunities in the ASEAN (Association of Southeast Asian Nations) region now that it can offer more competitive pricing. The Company believes its brand, products and distribution will drive sustainable growth in international markets.(1)
Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Three months ended
	March 31, 2019	March 31, 2018	(Decrease) Increase	% Change
United States(b)	54,324	57,026	(2,702)	(4.7)%
Europe(c)	111,317	93,217	18,100	19.4%

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	March 31, 2019		April 1, 2018
	Units	Mix %	Units	Mix %	Unit (Decrease) Increase	Unit % Change
United States	34,505	58.6%	38,797	60.7%	(4,292)	(11.1)%
International	24,386	41.4%	25,147	39.3%	(761)	(3.0)
Harley-Davidson motorcycle units	58,891	100.0%	63,944	100.0%	(5,053)	(7.9)%
Touring motorcycle units	25,043	42.5%	30,857	48.3%	(5,814)	(18.8)%
Cruiser motorcycle units	20,451	34.7%	21,554	33.7%	(1,103)	(5.1)
Sportster® / Street motorcycle units	13,397	22.8%	11,533	18.0%	1,864	16.2
Harley-Davidson motorcycle units	58,891	100.0%	63,944	100.0%	(5,053)	(7.9)%

 The Company shipped 58,891 Harley-Davidson motorcycles worldwide during the first quarter of 2019, which was 7.9% lower than the same period in 2018. The mix of Touring motorcycles decreased as a percent of total shipments while the mix of Cruiser and Sportster®/Street motorcycles increased compared to the same period last year. The mix of Touring motorcycles in 2019 was down compared to 2018 due to the relatively high shipment mix of Touring motorcycles in the first quarter of 2018. In addition, during the first quarter of 2019, Sportster shipments as a percent of total shipments were up behind an improved retail sales rate compared to the same period last year.

U.S. retail inventory of new Harley-Davidson motorcycles at the end of the first quarter of 2019 was down approximately 3,450 motorcycles compared to the end of the first quarter of 2018. The Company is very pleased with dealer inventory levels and the mix of products in the field as it moves into the height of the selling season. The Company believes its market discipline is important in maintaining customer and dealer value and will ultimately result in stronger retail sales of new motorcycles.(1)
Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018	(Decrease) Increase	% Change
Revenue:
Motorcycles	$964,575	$1,121,673	$(157,098)	(14.0)%
Parts & Accessories	159,703	169,075	(9,372)	(5.5)
General Merchandise	55,401	56,601	(1,200)	(2.1)
Licensing	8,577	8,358	219	2.6
Other	7,381	8,240	(859)	(10.4)
Total revenue	1,195,637	1,363,947	(168,310)	(12.3)
Cost of goods sold	848,198	890,174	(41,976)	(4.7)
Gross profit	347,439	473,773	(126,334)	(26.7)
Operating expenses:
Selling & administrative expense	176,544	207,544	(31,000)	(14.9)
Engineering expense	48,884	46,549	2,335	5.0
Restructuring expense	13,630	46,842	(33,212)	(70.9)
Operating expense	239,058	300,935	(61,877)	(20.6)
Operating income from Motorcycles	$108,381	$172,838	$(64,457)	(37.3)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2018 to the first quarter of 2019 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended April 1, 2018	$1,363.9	$890.1	$473.8
Volume	(108.1)	(66.7)	(41.4)
Price, net of related costs	23.2	6.8	16.4
Foreign currency exchange rates and hedging	(29.8)	(14.7)	(15.1)
Shipment mix	(53.6)	(14.3)	(39.3)
Raw material prices	—	3.1	(3.1)
Manufacturing and other costs	—	43.9	(43.9)
Total	(168.3)	(41.9)	(126.4)
Three months ended March 31, 2019	$1,195.6	$848.2	$347.4
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2018 to the first quarter of 2019:

•	The decrease in revenue and gross profit related to volume was due primarily to lower wholesale motorcycle shipments, lower P&A sales and an increased level of motorcycle sales support.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.

•
Revenue was adversely impacted by weaker foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The unfavorable revenue impact was partially offset by higher net foreign currency gains due primarily to foreign currency hedging, as compared to the prior year.

•	Changes in the shipment mix of motorcycle families, as well as the mix of models within motorcycle families, had an adverse impact on revenue and gross profit during the quarter.

•	Raw material prices were higher primarily due to increased steel costs.

•
Manufacturing and other costs were negatively impacted by lower fixed cost absorption due to lower production, temporary inefficiencies and the cost of incremental tariffs. Costs associated with incremental tariffs implemented in mid-2018 were $21.0 million during the first quarter of 2019. Temporary inefficiencies associated with the Manufacturing Optimization Plan were $3.6 million and $0.7 million in the first quarters of 2019 and 2018, respectively.

Operating expenses were lower in the first quarter of 2019 compared to the prior year driven by lower restructuring expenses and favorable net warranty and recall costs. In the first quarter of 2019, net warranty and recall costs were approximately $35 million lower than prior year, driven by higher than normal recoveries and lower warranty costs.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018	Increase (Decrease)	% Change
Interest income	$159,804	$154,041	$5,763	3.7%
Other income	28,750	23,781	4,969	20.9
Securitization and servicing fee income	189	352	(163)	(46.3)
Financial Services revenue	188,743	178,174	10,569	5.9
Interest expense	52,324	48,450	3,874	8.0
Provision for credit losses	34,491	30,052	4,439	14.8
Operating expenses	43,197	36,093	7,104	19.7
Financial Services expense	130,012	114,595	15,417	13.5
Operating income from Financial Services	$58,731	$63,579	$(4,848)	(7.6)%
Interest income was favorable in the first quarter of 2019 primarily due to higher average retail receivables at a higher average yield. Other income was favorable primarily due to higher investment income and insurance related revenue.
Interest expense increased due to higher average outstanding debt and a higher cost of funds.
The provision for credit losses increased $4.4 million compared to the first quarter of 2018. The retail motorcycle provision increased $4.9 million driven by higher retail credit losses, a flat retail reserve rate as compared to a decrease in the reserve rate during the first quarter of 2018, and a smaller decrease in retail receivables as compared to the first quarter of 2018.
Annualized credit losses for the Company's retail motorcycle loans were 2.22% through March 31, 2019 compared to 2.15% through April 1, 2018. The 30-day delinquency rate for retail motorcycle loans at March 31, 2019 was 3.73% compared to 3.31% at April 1, 2018. The Company believes inefficiencies resulting from the implementation of a new loan management system were a driver for the higher delinquency rate. The Company expects these inefficiencies to be temporary.
Operating expenses increased $7.1 million compared to the first quarter of 2018 driven by higher depreciation associated with the implementation of a new loan management system as well as higher consulting expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
Balance, beginning of period	$189,885	$192,471
Provision for credit losses	34,491	30,052
Charge-offs, net of recoveries	(33,504)	(32,173)
Balance, end of period	$190,872	$190,350

Other Matters
Contractual Obligations
The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as of March 31, 2019 to reflect the new projected principal and interest payments for the remainder of 2019 and beyond as follows (in thousands):

	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments on debt	$1,912,597	$3,104,227	$1,564,436	$750,000	$7,331,260
Interest payments on debt	142,180	272,995	112,046	336,750	863,971
	$2,054,777	$3,377,222	$1,676,482	$1,086,750	$8,195,231
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at March 31, 2019 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations, and senior unsecured notes are shown without reduction for debt issuance costs. Refer to Note 12 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of March 31, 2019, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
Environmental Protection Agency Notice:
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the DOJ each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement, and on February 8, 2019, the DOJ filed a status update reminding the court of the current status of the outstanding matter. The Company has an accrual associated with this matter which is included in Accrued liabilities on the consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
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
The Company has an accrual for its estimate of its share of the future Response Costs at the York facility which is included in Other long-term liabilities on the consolidated balance sheets. While the work on the RI/FS is now complete and the final remedy was proposed in late 2018, it has not yet been approved, and given the uncertainty that exists concerning the nature and scope of additional environmental remediation that may ultimately be required under the approved final remedy, the Company is unable to make a reasonable estimate of those additional costs, if any, that may result.
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
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. For more information, see Note 13.
Liquidity and Capital Resources as of March 31, 2019(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities, and return value to shareholders.(1) The Company will evaluate opportunities to return cash to its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Company expects the Financial Services operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, and asset-backed securitizations.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under credit facilities. The following table summarizes the Company’s cash and availability under credit and conduit facilities (in thousands):

March 31, 2019
Cash and cash equivalents	$749,600
Current marketable securities	10,003
Total cash and cash equivalents and marketable securities	759,603

Credit facilities	352,075
Asset-backed U.S. commercial paper conduit facilities(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	22,111
Total availability under credit and conduit facilities	974,186
Total	$1,733,789

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
Net cash provided by operating activities	$32,671	$191,594
Net cash used by investing activities	(77,200)	(21,651)
Net cash used by financing activities	(415,679)	(98,930)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(409)	2,034
Net (decrease) increase in cash, cash equivalents and restricted cash	$(460,617)	$73,047

Operating Activities
The decrease in cash provided by operating activities for the first quarter of 2019 compared to the same period in 2018 was primarily due to lower sales and unfavorable changes in working capital. There were no voluntary qualified pension plan contributions in the first quarter of 2018 or 2019 and no contributions are planned for the remainder of 2019.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance originations and collections. Capital expenditures were $35.3 million in the first quarter of 2019 compared to $28.4 million in the same period last year. Net cash outflows for finance receivables for the first quarter of 2019 were $47.3 million higher than the same period last year.

Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments, and debt activity. Cash outflows for share repurchases were $61.7 million in the first quarter of 2019 compared to $73.0 million in the same period last year. Share repurchases during the first three months of 2019 included 1.5 million shares of common stock related to discretionary share repurchases and 0.2 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of March 31, 2019, there were 14.9 million shares remaining on a board-approved share repurchase authorization. The Company paid dividends of $0.375 and $0.370 per share totaling $60.9 million and $62.7 million during the first quarter of 2019 and 2018, respectively.
Financing cash flows related to debt activity resulted in net cash outflows of $293.7 million in the first three months of 2019 compared to net cash inflows of $35.1 million in the first three months of 2018. The Company’s total outstanding debt consisted of the following (in thousands):

	March 31, 2019	April 1, 2018
Unsecured commercial paper	$1,192,925	$1,036,976
Asset-backed Canadian commercial paper conduit facility	142,676	158,162
Asset-backed U.S. commercial paper conduit facilities	526,947	281,311
Medium-term notes, net	4,685,636	4,514,798
Senior unsecured notes, net	742,791	742,126
Asset-backed securitization debt, net	18,694	284,793
Total debt	$7,309,669	$7,018,166
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of April 5, 2019 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	BBB+	Negative
Fitch	F1	A	Negative
Credit Facilities – In April 2018, the Company entered into a $780.0 million five-year credit facility to replace the $675.0 million five-year credit facility that was due to mature in April 2019 and also terminated the $100.0 million 364-day credit facility that would have matured at the end of April 2018. The new five-year credit facility matures in April 2023. The Company also has a $765.0 million five-year credit facility which matures in April 2021. The two five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. In February 2019, the Company terminated its 364-day $25.0 million credit facility that was due to mature in May 2019.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.55 billion as of March 31, 2019 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at March 31, 2019 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$450,000	Floating-rate (a)	May 2018	May 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$450,000	Floating-rate(b)	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023

(a)
Floating interest rate based on LIBOR plus 50 bps. The Company utilized an interest rate swap designated as a cash flow hedge to convert this from a floating rate basis to a fixed rate basis. Refer to Note 10 of the Notes to the Consolidated Financial Statements for further details.

(b)
Floating interest rate based on LIBOR plus 94 bps. The Company utilized an interest rate swap designated as a cash flow hedge to convert this from a floating rate basis to a fixed rate basis. Refer to Note 10 of the Notes to the Consolidated Financial Statements for further details.

The fixed-rate Notes provide for semi-annual interest payments and the floating-rate Notes provide for quarterly interest payments. Principal on the Notes is due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $14.4 million and $12.7 million at March 31, 2019 and April 1, 2018, respectively. During the first quarter of 2019, $600.0 million of 2.25% and $150.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the first quarter of 2018.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 31, 2019, the Canadian Conduit has an expiration date of June 28, 2019.
There were no finance receivable transfers under the Canadian Conduit Facilities during the first quarter of 2019. During the first quarter of 2018, the Company transferred $7.6 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $6.2 million.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In November 2018, the Company renewed its existing $600.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Also at that time, the Company amended its existing $300.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits, increasing the aggregate initial commitment to $600.0 million. The aggregate commitment under this agreement is reduced monthly as collections on the related finance receivables are applied to the outstanding principal until the outstanding principal balance is less than or equal to $300.0 million, at which point the aggregate commitment will equal $300.0 million. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
There were no finance receivable transfers under the U.S. Conduit Facilities during the first quarter of 2019. During the first quarter of 2018, the Company transferred $32.9 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $29.3 million of debt under the U.S. Conduit Facilities.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2019, the U.S. Conduit Facilities have an expiration date of November 29, 2019.
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

The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes have a contractual life maturing in 2022.
There were no on or off-balance sheet asset-backed securitization transactions during the first quarter of 2019 or 2018.
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
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’ consolidated debt, excluding secured debt, to HDFS’ consolidated shareholders' equity, excluding accumulated other comprehensive income (loss), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excludes accumulated other comprehensive income (loss)), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At March 31, 2019, HDFS and the Company remained in compliance with all of the then existing covenants.

Cautionary Statements
The Company's ability to meet the targets and expectations noted above depends upon, among other factors, the Company's ability to (i) execute its business plans and strategies, including the elements of the More Roads to Harley-Davidson plan for growth that the Company disclosed on July 30, 2018, and strengthen its existing business while enabling growth, (ii) manage and predict the impact that new or adjusted tariffs may have on our ability to sell product internationally, and the cost of raw materials and components, (iii) execute its strategy of growing ridership, globally, (iv) effectively execute the Company’s manufacturing optimization initiative within expected costs and timing and successfully carry out its global manufacturing and assembly operations, (v) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, (vi) negotiate and successfully implement a strategic alliance relationship with a local partner in Asia, (vii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (viii) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, (ix) realize expectations concerning market demand for electric models, which may depend in part on the building of necessary infrastructure, (x) prevent, detect, and remediate any issues with its motorcycles or any issues associated with manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xi) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xii) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (xiii) reduce other costs to offset costs of the More Roads to Harley-Davidson plan and redirect capital without adversely affecting its existing business, (xiv) balance production volumes for its new motorcycles with consumer demand, (xv) manage risks that arise through expanding international manufacturing, operations and sales, (xvi) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (xvii) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness, (xviii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xix) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xx) retain and attract talented employees, (xxi) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security, (xxii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xxiii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business, (xxiv) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xxv) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxvi) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxvii) manage its exposure to product liability claims and commercial or contractual disputes, (xxviii) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations, (xxix) conduct its operations in Thailand in a manner that sufficiently mitigates certain international tariffs and lowers prices of its motorcycles in certain markets, (xxx) accurately and successfully determine, implement, and maintain a manner in which to sell motorcycles in the E.U., China, and ASEAN countries that is not subject to tariffs; (xxxi) have its application to mitigate E.U. tariffs approved, or the appeal of a denied application acted on in a manner favorable to the Company, and (xxxii) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with the More Roads to Harley-Davidson plan, the Company's Manufacturing Optimization Plan, and the Company's global supply chain.
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
Refer to “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further information concerning the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended March 31, 2019:

2019 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 3	457,779	$34	457,779	15,952,906
February 4 to March 3	1,254,645	$37	1,254,645	14,943,706
March 4 to March 31	1,588	$37	1,588	14,943,706
Total	1,714,012	$36	1,714,012

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2016, the Company's Board of Directors authorized the Company to repurchase up to 20.0 million shares of its common stock with no dollar limit or expiration date which superseded the share repurchase authority granted by the Board of Directors in December 1997. The Company repurchased 1.4 million shares on a discretionary basis during the quarter ended March 31, 2019 exhausting the remaining shares under this authorization. In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock with no dollar limit or expiration date. The Company repurchased 56,294 shares on a discretionary basis during the quarter ended March 31, 2019 under this authorization. As of March 31, 2019, 14.9 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2019, the Company acquired 247,408 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 6 – Exhibits
Refer to the Exhibit Index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Officers' Certificate, dated February 4, 2019, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 4.05% Medium-Term Notes due 2022
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 9, 2019	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: May 9, 2019	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)