Form 10-Q
period 2019-06-30
HARLEY-DAVIDSON, INC.
filed 2019-08-08
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-9183
Harley-Davidson, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin			39-1382325
(State of organization)			(I.R.S. Employer Identification No.)

3700 West Juneau Avenue	Milwaukee	Wisconsin	53208
(Address of principal executive offices)			(Zip code)
Registrant's telephone number, including area code: (414) 342-4680
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 156,731,690 shares of common stock as of August 2, 2019.

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended June 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue:
Motorcycles and Related Products	$1,434,004	$1,525,121	$2,629,641	$2,889,068
Financial Services	198,615	188,102	387,358	366,276
Total revenue	1,632,619	1,713,223	3,016,999	3,255,344
Costs and expenses:
Motorcycles and Related Products cost of goods sold	979,266	993,036	1,827,464	1,883,210
Financial Services interest expense	52,673	51,943	104,997	100,393
Financial Services provision for credit losses	26,383	18,880	60,874	48,932
Selling, administrative and engineering expense	307,617	313,047	576,242	603,233
Restructuring expense	10,423	12,370	24,053	59,212
Total costs and expenses	1,376,362	1,389,276	2,593,630	2,694,980
Operating income	256,257	323,947	423,369	560,364
Other income (expense), net	4,037	645	8,697	865
Investment income	3,571	2,533	9,929	3,736
Interest expense	7,784	7,728	15,515	15,418
Income before provision for income taxes	256,081	319,397	426,480	549,547
Provision for income taxes	60,450	77,059	102,904	132,446
Net income	$195,631	$242,338	$323,576	$417,101
Earnings per common share:
Basic	$1.23	$1.45	$2.03	$2.49
Diluted	$1.23	$1.45	$2.03	$2.48
Cash dividends per common share	$0.375	$0.370	$0.750	$0.740
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income	$195,631	$242,338	$323,576	$417,101
Other comprehensive income, net of tax:
Foreign currency translation adjustments	11,270	(26,482)	11,601	(19,567)
Derivative financial instruments	(11,923)	23,920	(12,364)	24,685
Pension and postretirement benefit plans	7,743	12,402	15,486	98,167
Total other comprehensive income, net of tax	7,090	9,840	14,723	103,285
Comprehensive income	$202,721	$252,178	$338,299	$520,386
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2019	December 31, 2018	July 1, 2018
ASSETS
Current assets:
Cash and cash equivalents	$924,638	$1,203,766	$978,749
Marketable securities	—	10,007	—
Accounts receivable, net	325,306	306,474	335,594
Finance receivables, net	2,362,125	2,214,424	2,252,956
Inventories	470,610	556,128	465,373
Restricted cash	82,248	49,275	44,386
Other current assets	147,234	144,368	166,362
Total current assets	4,312,161	4,484,442	4,243,420
Finance receivables, net	5,232,280	5,007,507	5,060,246
Property, plant and equipment, net	855,998	904,132	904,113
Prepaid pension costs	—	—	131,497
Goodwill	64,449	55,048	55,451
Deferred income taxes	134,639	141,464	67,505
Lease assets	54,913	—	—
Other long-term assets	85,876	73,071	83,790
	$10,740,316	$10,665,664	$10,546,022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324,464	$284,861	$287,214
Accrued liabilities	615,905	601,130	572,440
Short-term debt	405,695	1,135,810	1,327,307
Current portion of long-term debt, net	2,396,188	1,575,799	945,463
Total current liabilities	3,742,252	3,597,600	3,132,424
Long-term debt, net	4,650,176	4,887,667	4,868,346
Lease liabilities	38,365	—	—
Pension liabilities	92,750	107,776	55,819
Postretirement healthcare liabilities	92,539	94,453	113,464
Other long-term liabilities	213,593	204,219	214,443
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,827	1,819	1,818
Additional paid-in-capital	1,474,819	1,459,620	1,442,580
Retained earnings	2,210,318	2,007,583	1,906,015
Accumulated other comprehensive loss	(614,961)	(629,684)	(396,764)
Treasury stock, at cost	(1,161,362)	(1,065,389)	(792,123)
Total shareholders’ equity	1,910,641	1,773,949	2,161,526
	$10,740,316	$10,665,664	$10,546,022

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2019	December 31, 2018	July 1, 2018
Balances held by consolidated variable interest entities (Note 13)
Current finance receivables, net	$320,710	$175,043	$139,405
Other assets	$1,533	$1,563	$1,280
Non-current finance receivables, net	$1,240,081	$591,839	$392,901
Restricted cash - current and non-current	$79,436	$47,203	$39,757
Current portion of long-term debt, net	$360,269	$189,693	$155,631
Long-term debt, net	$1,106,736	$488,191	$313,799
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2019	July 1, 2018
Net cash provided by operating activities (Note 8)	$496,232	$735,859
Cash flows from investing activities:
Capital expenditures	(83,229)	(69,293)
Origination of finance receivables	(2,064,899)	(1,999,786)
Collections on finance receivables	1,768,829	1,712,884
Sales and redemptions of marketable securities	10,007	—
Acquisition of business	(7,000)	—
Other	11,717	(11,758)
Net cash used by investing activities	(364,575)	(367,953)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	546,655	1,144,018
Repayments of medium-term notes	(750,000)	(877,488)
Proceeds from securitization debt	1,021,353	—
Repayments of securitization debt	(113,806)	(183,453)
Borrowings of asset-backed commercial paper	23,373	120,903
Repayments of asset-backed commercial paper	(155,286)	(100,660)
Net (decrease) increase in credit facilities and unsecured commercial paper	(728,606)	56,280
Dividends paid	(120,841)	(124,680)
Purchase of common stock for treasury	(104,621)	(111,227)
Issuance of common stock under employee stock option plans	833	1,965
Net cash used by financing activities	(380,946)	(74,342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,439	(10,091)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(245,850)	$283,473
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$1,259,748	$746,210
Net (decrease) increase in cash, cash equivalents and restricted cash	(245,850)	283,473
Cash, cash equivalents and restricted cash—end of period	$1,013,898	$1,029,683

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$924,638	$978,749
Restricted cash	82,248	44,386
Restricted cash included in other long-term assets	7,012	6,548
Total cash, cash equivalents and restricted cash shown in the Statement of Cash Flows	$1,013,898	$1,029,683
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Balance	Total
	Issued Shares	Balance
Balance, December 31, 2018	181,931,225	$1,819	$1,459,620	$2,007,583	$(629,684)	$(1,065,389)	$1,773,949
Net income	—	—	—	127,945	—	—	127,945
Total other comprehensive income, net of tax (Note 18)	—	—	—	—	7,633	—	7,633
Dividends	—	—	—	(60,859)	—	—	(60,859)
Repurchase of common stock	—	—	—	—	—	(61,712)	(61,712)
Share-based compensation	702,687	7	5,961	—	—	4,687	10,655
Balance, March 31, 2019	182,633,912	$1,826	$1,465,581	$2,074,669	$(622,051)	$(1,122,414)	$1,797,611
Net income	—	—	—	195,631	—	—	195,631
Total other comprehensive income, net of tax (Note 18)	—	—	—	—	7,090	—	7,090
Dividends	—	—	—	(59,982)	—	—	(59,982)
Repurchase of common stock	—	—	—	—	—	(42,908)	(42,908)
Share-based compensation	9,338	1	9,238	—	—	3,960	13,199
Balance, June 30, 2019	182,643,250	$1,827	$1,474,819	$2,210,318	$(614,961)	$(1,161,362)	$1,910,641

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Balance	Total
	Issued Shares	Balance
Balance, December 31, 2017	181,286,547	$1,813	$1,422,808	$1,607,570	$(500,049)	$(687,865)	$1,844,277
Net income	—	—	—	174,763	—	—	174,763
Total other comprehensive income, net of tax (Note 18)	—	—	—	—	93,445	—	93,445
Dividends	—	—	—	(62,731)	—	—	(62,731)
Repurchase of common stock	—	—	—	—	—	(72,968)	(72,968)
Share-based compensation	489,896	5	9,884	—	—	3,250	13,139
Cumulative effect of change in accounting	—	—	—	6,024	—	—	6,024
Balance, April 1, 2018	181,776,443	$1,818	$1,432,692	$1,725,626	$(406,604)	$(757,583)	$1,995,949
Net income	—	—	—	242,338	—	—	242,338
Total other comprehensive income, net of tax (Note 18)	—	—	—	—	9,840	—	9,840
Dividends	—	—	—	(61,949)	—	—	(61,949)
Repurchase of common stock	—	—	—	—	—	(38,259)	(38,259)
Share-based compensation	13,644	—	9,888	—	—	3,719	13,607
Balance, July 1, 2018	181,790,087	$1,818	$1,442,580	$1,906,015	$(396,764)	$(792,123)	$2,161,526

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheets as of June 30, 2019 and July 1, 2018, the consolidated statements of income for the three and six month periods then ended, the consolidated statements of comprehensive income for the three and six month periods then ended, the consolidated statements of cash flows for the six month periods then ended, and the consolidated statements of shareholders' equity for the three and six month periods then ended.
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
2. New Accounting Standards
Accounting Standards Recently Adopted
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective approach. Pursuant to ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company applied the new leases standard at the adoption date and recognized a cumulative effect adjustment to the opening balance sheet on January 1, 2019.
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

Accounting Standards Not Yet Adopted
In July 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company is required to adopt ASU 2016-13 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 on a modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2018. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. The Company is currently evaluating the impact of adoption of ASU 2016-13 but anticipates the adoption will result in an initial increase in the allowance for credit losses, with a decrease in retained earnings. The initial change in the allowance for credit losses at adoption and the ongoing effect of ASU 2016-13 on the provision for credit losses will be impacted by the size and composition of the Company's finance receivables portfolio at each reporting period, as well as other items including economic conditions and forecasts at that time.
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

3. Revenue

The following table includes revenue disaggregated by major source (in thousands):

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Motorcycles and Related Products:
Motorcycles	$1,128,063	$1,201,453	$2,092,638	$2,323,126
Parts & Accessories	221,258	231,014	380,961	400,089
General Merchandise	64,644	68,653	120,045	125,254
Licensing	9,911	10,407	18,488	18,765
Other	10,128	13,594	17,509	21,834
Revenue from Motorcycles and Related Products	1,434,004	1,525,121	2,629,641	2,889,068
Financial Services:
Interest income	167,077	158,639	326,881	312,680
Securitization and servicing fee income	163	304	352	656
Other income	31,375	29,159	60,125	52,940
Revenue from Financial Services	198,615	188,102	387,358	366,276
Total revenue	$1,632,619	$1,713,223	$3,016,999	$3,255,344

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

	June 30, 2019	July 1, 2018
Balance, beginning of year	$29,055	$23,441
Balance, end of period	32,568	30,753

Previously deferred revenue recognized as revenue in the three months ended June 30, 2019 and July 1, 2018 was $6.2 million and $5.1 million, respectively, and $12.3 million and $9.1 million in the six months ended June 30, 2019 and July 1, 2018. The Company expects to recognize approximately $17.6 million of the remaining unearned revenue over the next 12 months and $15.0 million thereafter.
4. Restructuring Expenses
In January 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which included the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). The consolidation of operations included the elimination approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility through 2019. The Adelaide facility closure included the elimination of approximately 90 jobs.
Through June 30, 2019, the Motorcycles segment incurred $134.4 million of restructuring expenses and other consolidation costs for the Manufacturing Optimization Plan since its inception in 2018. The Company expects total restructuring expenses and other consolidation costs of $142 million to $152 million related to the Manufacturing Optimization Plan through 2019, of which approximately 70% will be cash charges.
The current estimate includes $119 million to $124 million of restructuring expense and $23 million to $28 million of costs related to temporary inefficiencies. The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $38 million to $40 million, $48 million to $49 million, and $33 million to $35 million, respectively.
In November 2018, the Company implemented a reorganization of its workforce (Reorganization Plan). As a result, approximately 70 employees left the Company on an involuntary basis.

Restructuring expense related to these plans is recorded in a separate line item in the consolidated statements of income and the accrued restructuring liability is recorded in Accrued liabilities on the consolidated balance sheet. Changes in the accrued restructuring liability (in thousands) were as follows:

	Three months ended June 30, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$22,401	$—	$187	$22,588	$1,051	$23,639
Restructuring expense (benefit)	8	5,586	4,830	10,424	(1)	10,423
Utilized - cash	(12,734)	—	(4,294)	(17,028)	(882)	(17,910)
Utilized - non cash	—	(5,586)	(696)	(6,282)	—	(6,282)
Foreign currency changes	(14)	—	(4)	(18)	(24)	(42)
Balance, end of period	$9,661	$—	$23	$9,684	$144	$9,828

	Three months ended July 1, 2018
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$38,287	$—	$63	$38,350	$—	$38,350
Restructuring expense	(1,186)	9,746	3,810	12,370	—	12,370
Utilized - cash	(133)	—	(3,793)	(3,926)	—	(3,926)
Utilized - non cash	—	(9,746)	—	(9,746)	—	(9,746)
Foreign currency changes	(210)	—	(3)	(213)	—	(213)
Balance, end of period	$36,758	$—	$77	$36,835	$—	$36,835

	Six months ended June 30, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$24,958	$—	$79	$25,037	$3,461	$28,498
Restructuring expense	17	13,965	10,466	24,448	(395)	24,053
Utilized - cash	(15,334)	—	(9,822)	(25,156)	(2,896)	(28,052)
Utilized - non cash	—	(13,965)	(696)	(14,661)	—	(14,661)
Foreign currency changes	20	—	(4)	16	(26)	(10)
Balance, end of period	$9,661	$—	$23	$9,684	$144	$9,828

	Six months ended July 1, 2018
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$—	$—	$—	$—	$—	$—
Restructuring expense	39,605	15,359	4,248	59,212	—	59,212
Utilized - cash	(2,433)	—	(4,167)	(6,600)	—	(6,600)
Utilized - non cash	—	(15,359)	—	(15,359)	—	(15,359)
Foreign currency changes	(414)	—	(4)	(418)	—	(418)
Balance, end of period	$36,758	$—	$77	$36,835	$—	$36,835

The Company incurred incremental Motorcycles and Related Products cost of goods sold due to temporary inefficiencies resulting from implementing the Manufacturing Optimization Plan during the three months ended June 30, 2019 and July 1, 2018 of $4.0 million and $2.4 million, respectively, and $7.6 million and $3.1 million, respectively, during the six months ended June 30, 2019 and July 1, 2018.
During the three months ended July 1, 2018, the restructuring liability was adjusted to reflect updated assumptions resulting in a reversal of approximately $1.7 million of previously recognized restructuring expense.
5. Income Taxes
The Company’s effective income tax rate for the six months ended June 30, 2019 and July 1, 2018 was 24.1%.
6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income	$195,631	$242,338	$323,576	$417,101

Basic weighted-average shares outstanding	158,813	166,589	159,061	167,364
Effect of dilutive securities - employee stock compensation plan	612	615	664	825
Diluted weighted-average shares outstanding	159,425	167,204	159,725	168,189
Earnings per common share:
Basic	$1.23	$1.45	$2.03	$2.49
Diluted	$1.23	$1.45	$2.03	$2.48

Outstanding options to purchase 1.2 million and 1.5 million shares of common stock for the three months ended June 30, 2019 and July 1, 2018, respectively, and 1.2 million and 1.3 million shares of common stock for the six months ended June 30, 2019 and July 1, 2018, respectively, were not included in the Company’s computation of dilutive securities because the exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, “Earnings per Share.” The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation for the three and six month periods ended June 30, 2019 and July 1, 2018.
7. Acquisition
On March 4, 2019, the Company purchased certain assets and liabilities of StaCyc, Inc. for total consideration of $14.9 million including cash paid at acquisition of $7.0 million. StaCyc produces electric-powered two-wheelers specifically designed for children and supports the Company’s plans to expand its portfolio of electric two-wheeled vehicles.
The Company has completed an allocation of the purchase consideration and valuation of acquired assets and liabilities. The primary assets acquired and included in the Motorcycles segment were goodwill of $9.5 million, which is tax deductible, and intangible assets of $5.3 million.

8. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	July 1, 2018
Debt securities	$—	$10,007	$—
Mutual funds	51,543	44,243	49,537
Total marketable securities	$51,543	$54,250	$49,537

Debt securities, which were included in Marketable securities on the consolidated balance sheets, were carried at fair value with unrealized gains or losses reported in other comprehensive income. Mutual fund investments, which are included in Other long-term assets on the consolidated balance sheets, are carried at fair value with gains and losses recorded in net income. The mutual fund investments are held to support certain deferred compensation obligations.
Inventories
Substantially all inventories located in the United States are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	July 1, 2018
Raw materials and work in process	$161,828	$177,110	$154,921
Motorcycle finished goods	218,069	301,630	222,711
Parts & accessories and general merchandise	149,352	136,027	140,096
Inventory at lower of FIFO cost or net realizable value	529,249	614,767	517,728
Excess of FIFO over LIFO cost	(58,639)	(58,639)	(52,355)
Total inventories, net	$470,610	$556,128	$465,373

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Six months ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net income	$323,576	$417,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	125,386	130,061
Amortization of deferred loan origination costs	38,036	39,396
Amortization of financing origination fees	4,522	4,133
Provision for long-term employee benefits	6,936	18,954
Employee benefit plan contributions and payments	(3,637)	(6,422)
Stock compensation expense	17,285	19,081
Net change in wholesale finance receivables related to sales	(167,594)	(171,195)
Provision for credit losses	60,874	48,932
Deferred income taxes	5,368	1,515
Other, net	(10,477)	20,894
Changes in current assets and liabilities:
Accounts receivable, net	(17,592)	(14,882)
Finance receivables - accrued interest and other	(4,963)	4,228
Inventories	88,146	63,957
Accounts payable and accrued liabilities	34,370	161,101
Derivative instruments	4,352	(136)
Other	(8,356)	(859)
Total adjustments	172,656	318,758
Net cash provided by operating activities	$496,232	$735,859

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
Finance receivables, net, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	July 1, 2018
Retail	$6,549,707	$6,328,201	$6,373,926
Wholesale	1,239,694	1,083,615	1,133,206
Total finance receivables	7,789,401	7,411,816	7,507,132
Allowance for credit losses	(194,996)	(189,885)	(193,930)
Finance receivables, net	$7,594,405	$7,221,931	$7,313,202

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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 30, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$181,426	$9,446	$190,872
Provision for credit losses	27,555	(1,172)	26,383
Charge-offs	(35,741)	—	(35,741)
Recoveries	13,482	—	13,482
Balance, end of period	$186,722	$8,274	$194,996

	Three months ended July 1, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$182,150	$8,200	$190,350
Provision for credit losses	20,652	(1,772)	18,880
Charge-offs	(28,947)	—	(28,947)
Recoveries	13,647	—	13,647
Balance, end of period	$187,502	$6,428	$193,930

	Six months ended June 30, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	60,387	487	60,874
Charge-offs	(80,462)	—	(80,462)
Recoveries	24,699	—	24,699
Balance, end of period	$186,722	$8,274	$194,996

	Six months ended July 1, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	48,721	211	48,932
Charge-offs	(74,028)	—	(74,028)
Recoveries	26,555	—	26,555
Balance, end of period	$187,502	$6,428	$193,930

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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	June 30, 2019
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	186,722	8,274	194,996
Total allowance for credit losses	$186,722	$8,274	$194,996
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,549,707	1,239,694	7,789,401
Total finance receivables	$6,549,707	$1,239,694	$7,789,401

	December 31, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	182,098	7,787	189,885
Total allowance for credit losses	$182,098	$7,787	$189,885
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,328,201	1,083,615	7,411,816
Total finance receivables	$6,328,201	$1,083,615	$7,411,816

	July 1, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$184	$184
Collectively evaluated for impairment	187,502	6,244	193,746
Total allowance for credit losses	$187,502	$6,428	$193,930
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$220	$220
Collectively evaluated for impairment	6,373,926	1,132,986	7,506,912
Total finance receivables	$6,373,926	$1,133,206	$7,507,132

There were no wholesale finance receivables at June 30, 2019 or December 31, 2018 that were individually deemed to be impaired under ASC Topic 310, "Receivables". Additional information related to the wholesale finance receivables that were individually deemed to be impaired at July 1, 2018 includes (in thousands):

	July 1, 2018			Three months ended July 1, 2018		Six months ended July 1, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—	$—	$—
Related allowance recorded	251	220	184	251	—	251	—
Total	$251	$220	$184	$251	$—	$251	$—
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of June 30, 2019, December 31, 2018 and July 1, 2018, all retail finance receivables were accounted for as interest-earning receivables, of which $30.4 million, $41.2 million and $22.4 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once management determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at June 30, 2019 or December 31, 2018. The recorded investment in non-accrual status wholesale finance receivables at July 1, 2018 was $0.2 million. At June 30, 2019, December 31, 2018 and July 1, 2018, $2.1 million, $1.1 million, and $0.1 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
An analysis of the aging of past due finance receivables was as follows (in thousands):

	June 30, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,359,499	$119,770	$40,015	$30,423	$190,208	$6,549,707
Wholesale	1,236,747	577	320	2,050	2,947	1,239,694
Total	$7,596,246	$120,347	$40,335	$32,473	$193,155	$7,789,401

	December 31, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,100,186	$136,945	$49,825	$41,245	$228,015	$6,328,201
Wholesale	1,081,729	522	273	1,091	1,886	1,083,615
Total	$7,181,915	$137,467	$50,098	$42,336	$229,901	$7,411,816

	July 1, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail	$6,198,906	$116,828	$35,763	$22,429	$175,020	$6,373,926
Wholesale	1,132,472	516	134	84	734	1,133,206
Total	$7,331,378	$117,344	$35,897	$22,513	$175,754	$7,507,132

A significant part of managing the Company's finance receivable portfolios includes the assessment of credit risk associated with each borrower. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit risk indicators for each portfolio.
The Company manages retail credit risk through its credit approval policy and ongoing collection efforts. The Company uses FICO scores, a standard credit rating measurement, to differentiate the expected default rates of retail credit applicants, enabling the Company to better evaluate credit applicants for approval and to tailor pricing according to this assessment. Retail loans with a FICO score of 640 or above at origination are generally considered prime, and loans with a FICO score below 640 are generally considered sub-prime. These credit quality indicators are determined at the time of loan origination and are not updated subsequent to the loan origination date.
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	June 30, 2019	December 31, 2018	July 1, 2018
Prime	$5,372,712	$5,183,754	$5,193,641
Sub-prime	1,176,995	1,144,447	1,180,285
Total	$6,549,707	$6,328,201	$6,373,926
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
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	June 30, 2019	December 31, 2018	July 1, 2018
Doubtful	$6,850	$2,210	$251
Substandard	7,643	9,660	803
Special Mention	12,642	10,299	2,154
Medium Risk	6,170	25,802	37,045
Low Risk	1,206,389	1,035,644	1,092,953
Total	$1,239,694	$1,083,615	$1,133,206

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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Indian rupee, and Pound sterling. The foreign currency exchange contracts generally have maturities of less than one year.
The Company utilizes commodity contracts to mitigate the effects of commodity price fluctuations related to metals and fuel consumed in the Company’s motorcycle production and distribution processes. The commodity contracts generally have maturities of less than one year.

The Company periodically utilizes treasury rate lock contracts to fix the interest rate on a portion of the principal related to the anticipated issuance of long-term debt as well as interest rate swaps to reduce the impact of fluctuations in interest rates on floating rate medium-term notes. The Company also utilizes interest rate caps to facilitate certain asset-backed securitization transactions.
All derivative instruments are recognized on the balance sheet at fair value. In accordance with ASC Topic 815, Derivatives and Hedging, the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.
Changes in the fair value of derivatives that are designated as cash flow hedges are initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
The following tables summarize the notional and recorded fair values of the Company’s derivative financial instruments (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments Under ASC Topic 815
	June 30, 2019			December 31, 2018			July 1, 2018
Derivative	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities
Foreign currency contracts	$495,736	$6,638	$3,490	$442,976	$15,071	$313	$591,901	$13,238	$—
Commodity contracts	627	—	69	827	—	46	803	4	—
Interest rate swaps	900,000	—	11,920	900,000	—	4,494	450,000	—	597
Total	$1,396,363	$6,638	$15,479	$1,343,803	$15,071	$4,853	$1,042,704	$13,242	$597

	Derivatives Not Designated as Hedging Instruments Under ASC Topic 815
	June 30, 2019			December 31, 2018			July 1, 2018
Derivative	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities
Foreign currency contracts	$317,344	$273	$1,816	$—	$—	$—	$—	$—	$—
Commodity contracts	7,710	5	260	5,239	—	463	4,421	204	28
Interest rate cap	481,509	4	—	—	—	—	—	—	—
Total	$806,563	$282	$2,076	$5,239	$—	$463	$4,421	$204	$28

The following tables summarize the amount of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI, before tax		Amount of Gain/(Loss) Reclassified from AOCL into Income		Location of Gain/(Loss) Reclassified from AOCL into Income	Total Statement of Income Amount for Line Items in which the Effects of Cash Flow Hedges are Recorded
	Three months ended					Three months ended
Cash Flow Hedges	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	Statement of Income line item	June 30, 2019	July 1, 2018
Foreign currency contracts	$(2,865)	$32,635	$7,668	$956	Motorcycles cost of goods sold	$979,266	$993,036
Commodity contracts	(70)	4	(7)	(12)	Motorcycles cost of goods sold	$979,266	$993,036
Treasury rate locks	—	—	(91)	(91)	Interest expense	$7,784	$7,728
Treasury rate locks	—	41	(32)	(34)	Financial Services interest expense	$52,673	$51,943
Interest rate swaps	(5,856)	(886)	(830)	(289)	Financial Services interest expense	$52,673	$51,943
Total	$(8,791)	$31,794	$6,708	$530

	Amount of Gain/(Loss) Recognized in OCI, before tax		Amount of Gain/(Loss) Reclassified from AOCL into Income		Location of Gain/(Loss) Reclassified from AOCL into Income	Total Statement of Income Amount for Line Items in which the Effects of Cash Flow Hedges are Recorded
	Six months ended					Six months ended
Cash Flow Hedges	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	Statement of Income line item	June 30, 2019	July 1, 2018
Foreign currency contracts	$1,287	$26,745	$10,121	$(5,753)	Motorcycles cost of goods sold	$1,827,464	$1,883,210
Commodity contracts	(40)	(12)	(17)	(85)	Motorcycles cost of goods sold	$1,827,464	$1,883,210
Treasury rate locks	—	—	(181)	(181)	Interest expense	$15,515	$15,418
Treasury rate locks	—	41	(64)	(70)	Financial Services interest expense	$104,997	$100,393
Interest rate swaps	(8,861)	(886)	(1,436)	(289)	Financial Services Interest expense	$104,997	$100,393
Total	$(7,614)	$25,888	$8,423	$(6,378)

The amount of net loss included in Accumulated other comprehensive loss (AOCL) at June 30, 2019, estimated to be reclassified into income over the next twelve months was $3.2 million.
The following table summarizes the amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments (in thousands). Foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the interest rate cap was recorded in Financial services interest expense.

	Amount of Gain (Loss) Recognized in Income on Derivative
	Three months ended		Six months ended
Derivatives Not Designated as Hedges	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Foreign currency contracts	$(1,004)	$—	$(117)	$—
Commodity contracts	(310)	195	7	201
Interest rate cap	(141)	—	(141)	—
Total	$(1,455)	$195	$(251)	$201

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
Operating lease expense for the three and six months ended June 30, 2019 was $6.4 million and $12.7 million, respectively. This includes variable lease costs related to leases involving assets operated by a third-party of approximately $2.0 million and $3.2 million for the three and six months ended June 30, 2019, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Lease assets	$54,913

Accrued liabilities	$18,133
Lease liabilities	38,365
$56,498

Future maturities of lease liabilities were as follows as of June 30, 2019 (in thousands):

Operating Leases
2019	$10,474
2020	16,509
2021	13,167
2022	9,326
2023	3,770
Thereafter	6,899
Total present value of lease payments	60,145
Less present value discount	3,647
Total lease liability	$56,498

Other lease information is as follows (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating cash outflows for amounts included in the measurement of lease liabilities	$4,510	$9,871
Right-of-use assets obtained in exchange for lease obligations	$3,964	$4,262

June 30, 2019
Weighted average remaining lease term (in years)	4.44
Weighted average discount rate	3.2%

12. Debt
Debt with a contractual term of one year or less is generally classified as short-term debt and consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	July 1, 2018
Unsecured commercial paper	$405,695	$1,135,810	$1,327,307

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following (in thousands):

		June 30, 2019	December 31, 2018	July 1, 2018
Secured debt (Note 13)
Asset-backed Canadian commercial paper conduit facility		$148,740	$155,951	$166,638
Asset-backed U.S. commercial paper conduit facilities		464,136	582,717	300,000
Asset-backed securitization debt		1,006,410	95,216	169,632
Less: unamortized discount and debt issuance costs		(3,541)	(49)	(202)
Total secured debt		1,615,745	833,835	636,068
Unsecured debt (at par value)
Medium-term notes
Due in 2019, issued January 2016	2.25%	—	600,000	600,000
Due in 2019, issued March 2017	LIBOR + 0.35%	—	150,000	150,000
Due in 2019, issued September 2014	2.40%	600,000	600,000	600,000
Due in 2020, issued February 2015	2.15%	600,000	600,000	600,000
Due in 2020, issued May 2018	LIBOR + 0.50%	450,000	450,000	450,000
Due in 2020, issued March 2017	2.40%	350,000	350,000	350,000
Due in 2021, issued January 2016	2.85%	600,000	600,000	600,000
Due in 2021, issued November 2018	LIBOR + 0.94%	450,000	450,000	—
Due in 2021, issued May 2018	3.55%	350,000	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	—	—
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Less: unamortized discount and debt issuance costs		(12,340)	(12,993)	(14,551)
Total medium-term notes		4,687,660	4,887,007	4,435,449
Senior notes
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Less: unamortized discount and debt issuance costs		(7,041)	(7,376)	(7,708)
Total senior notes		742,959	742,624	742,292
Total unsecured debt		5,430,619	5,629,631	5,177,741
Gross long-term debt		7,046,364	6,463,466	5,813,809
Less: current portion of long-term debt, net of unamortized discount and debt issuance costs		(2,396,188)	(1,575,799)	(945,463)
Total long-term debt		$4,650,176	$4,887,667	$4,868,346

In May 2019, the Company entered into a $195.0 million 364-day credit facility which bears interest at variable rates and matures on May 11, 2020.
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
The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the financial statements (in thousands):

	June 30, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$1,106,973	$(32,426)	$52,593	$277	$1,127,417	$1,002,869
Asset-backed U.S. commercial paper conduit facilities	500,895	(14,651)	26,843	1,256	514,343	464,136
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	171,944	(3,058)	9,824	272	178,982	148,740
Total on-balance sheet assets and liabilities	$1,779,812	$(50,135)	$89,260	$1,805	$1,820,742	$1,615,745

	December 31, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$158,718	$(4,691)	$17,191	$329	$171,547	$95,167
Asset-backed U.S. commercial paper conduit facilities	631,588	(18,733)	30,012	1,234	644,101	582,717
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	181,774	(3,130)	8,779	343	187,766	155,951
Total on-balance sheet assets and liabilities	$972,080	$(26,554)	$55,982	$1,906	$1,003,414	$833,835

	July 1, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities
Consolidated VIEs
Asset-backed securitizations	$229,201	$(6,943)	$21,912	$465	$244,635	$169,430
Asset-backed U.S. commercial paper conduit facilities	319,758	(9,710)	17,845	815	328,708	300,000
Unconsolidated VIEs
Asset-backed Canadian commercial paper conduit facility	192,979	(3,405)	11,176	274	201,024	166,638
Total on-balance sheet assets and liabilities	$741,938	$(20,058)	$50,933	$1,554	$774,367	$636,068

On-Balance Sheet Asset-Backed Securitization VIEs
The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes have various contractual maturities ranging from 2020 to 2026.
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
During the second quarter of 2019, the Company issued $500.0 million and $525.0 million, or $498.7 million and $522.6 million net of discount and issuance costs, respectively, of secured notes through on-balance sheet asset-backed securitization transactions. There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2019 or the first half of 2018.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE
The Company has two separate agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In November 2018, the Company renewed its existing $600.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Also at that time, the Company amended its existing $300.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits, increasing the aggregate commitment to $600.0 million. The aggregate commitment under this agreement is reduced monthly as collections on the related finance receivables are applied to the outstanding principal until the outstanding principal balance is less than or equal to $300.0 million, at which point the aggregate commitment will equal $300.0 million. In May 2019, the Company further amended this revolving facility agreement to allow for incremental borrowings, at the lenders' discretion, of up to an additional $300.0 million in excess of the $300.0 million commitment. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facilities, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2019, the U.S. Conduit Facilities have an expiration date of November 29, 2019.

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
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$32,900	$29,300
Second quarter	—	—	59,100	53,300
	$—	$—	$92,000	$82,600

On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2019, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 30, 2019, the Canadian Conduit has an expiration date of June 26, 2020.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $30.2 million at June 30, 2019. The maximum exposure is not an indication of the Company's expected loss exposure.

The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$7,600	$6,200
Second quarter	28,200	23,400	38,900	32,200
	$28,200	$23,400	$46,500	$38,400

Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the first half of 2019 or 2018. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
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
At June 30, 2019, the assets of this off-balance sheet asset-backed securitization VIE were $54.7 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at June 30, 2019. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the consolidated statements of income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.3 million and $0.7 million during the first half of 2019 and 2018, respectively.
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	June 30, 2019	December 31, 2018	July 1, 2018
On-balance sheet retail motorcycle finance receivables	$6,441,261	$6,185,350	$6,227,634
Off-balance sheet retail motorcycle finance receivables	54,699	79,613	109,578
Total serviced retail motorcycle finance receivables	$6,495,960	$6,264,963	$6,337,212

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	June 30, 2019	December 31, 2018	July 1, 2018
On-balance sheet retail motorcycle finance receivables	$190,208	$228,015	$175,020
Off-balance sheet retail motorcycle finance receivables	1,065	1,658	1,591
Total serviced retail motorcycle finance receivables	$191,273	$229,673	$176,611
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
On-balance sheet retail motorcycle finance receivables	$22,259	$15,300	$55,763	$47,473
Off-balance sheet retail motorcycle finance receivables	161	137	392	498
Total serviced retail motorcycle finance receivables	$22,420	$15,437	$56,155	$47,971

14. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Forward contracts for foreign currency, commodities, and treasury rate locks are valued using quoted forward rates and prices; interest rate swaps and caps are valued using quoted interest rates and yield curves; investments in marketable securities and cash equivalents are valued using quoted prices.
Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.
Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$619,600	$619,600	$—
Marketable securities	51,543	51,543	—
Derivatives	6,920	—	6,920
Total	$678,063	$671,143	$6,920
Liabilities:
Derivatives	$17,555	$—	$17,555

	December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$998,601	$728,800	$269,801
Marketable securities	54,250	44,243	10,007
Derivatives	15,071	—	15,071
Total	$1,067,922	$773,043	$294,879
Liabilities:
Derivatives	$5,316	$—	$5,316

	July 1, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents	$691,983	$446,454	$245,529
Marketable securities	49,537	49,537	—
Derivatives	13,446	—	13,446
Total	$754,966	$495,991	$258,975
Liabilities:
Derivatives	$625	$—	$625

Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $19.4 million, $20.2 million and $16.4 million at June 30, 2019, December 31, 2018 and July 1, 2018, respectively, for which the fair value adjustment was $5.9 million, $9.7 million and $2.8 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost
The carrying value of the Company's cash and cash equivalents and restricted cash approximates their fair values.
The following table summarizes the fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost (in thousands):

	June 30, 2019		December 31, 2018		July 1, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,672,939	$7,594,405	$7,304,334	$7,221,931	$7,375,644	$7,313,202
Liabilities:
Unsecured commercial paper	$405,695	$405,695	$1,135,810	$1,135,810	$1,327,307	$1,327,307
Asset-backed U.S. commercial paper conduit facilities	$464,136	$464,136	$582,717	$582,717	$300,000	$300,000
Asset-backed Canadian commercial paper conduit facility	$148,740	$148,740	$155,951	$155,951	$166,638	$166,638
Medium-term notes	$4,719,053	$4,687,660	$4,829,671	$4,887,007	$4,398,478	$4,435,449
Senior unsecured notes	$756,243	$742,959	$707,198	$742,624	$719,152	$742,292
Asset-backed securitization debt	$1,007,205	$1,002,869	$94,974	$95,167	$168,941	$169,430

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

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Balance, beginning of period	$122,387	$95,075	$131,740	$94,202
Warranties issued during the period	17,350	16,904	28,967	31,510
Settlements made during the period	(26,768)	(21,777)	(46,385)	(38,415)
Recalls and changes to pre-existing warranty liabilities	(4,165)	(259)	(5,518)	2,646
Balance, end of period	$108,804	$89,943	$108,804	$89,943

The liability for recall campaigns was $47.6 million, $73.3 million and $27.4 million as of June 30, 2019, December 31, 2018 and July 1, 2018, respectively. The Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million for the six months ended June 30, 2019.

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

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Pension and SERPA Benefits:
Service cost	$6,632	$8,063	$13,264	$16,218
Interest cost	21,371	20,729	42,742	41,319
Expected return on plan assets	(35,581)	(36,926)	(71,162)	(73,817)
Amortization of unrecognized:
Prior service credit	(483)	(105)	(966)	(211)
Net loss	11,128	16,318	22,256	32,137
Curtailment loss	—	—	—	1,018
Net periodic benefit cost	$3,067	$8,079	$6,134	$16,664
Postretirement Healthcare Benefits:
Service cost	$1,185	$1,789	$2,369	$3,601
Interest cost	2,938	2,886	5,876	5,783
Expected return on plan assets	(3,507)	(3,541)	(7,014)	(7,082)
Amortization of unrecognized:
Prior service credit	(595)	(460)	(1,190)	(920)
Net loss	69	454	138	908
Special retirement benefits	1,583	—	1,583	—
Curtailment gain	(960)	—	(960)	—
Net periodic benefit cost	$713	$1,128	$802	$2,290

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

18. Accumulated Other Comprehensive Loss
The following tables set forth the changes in Accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended June 30, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,277)	$1,344	$(574,118)	$(622,051)
Other comprehensive income (loss) before reclassifications	11,152	(8,791)	—	2,361
Income tax benefit	118	1,990	—	2,108
Net other comprehensive income (loss) before reclassifications	11,270	(6,801)	—	4,469
Reclassifications:
Net (gains) losses on derivative instruments	—	(6,708)	—	(6,708)
Prior service credits(a)	—	—	(1,078)	(1,078)
Actuarial losses(a)	—	—	11,197	11,197
Total reclassifications before tax	—	(6,708)	10,119	3,411
Income tax benefit (expense)	—	1,586	(2,376)	(790)
Net reclassifications	—	(5,122)	7,743	2,621
Other comprehensive income (loss)	11,270	(11,923)	7,743	7,090
Balance, end of period	$(38,007)	$(10,579)	$(566,375)	$(614,961)

	Three months ended July 1, 2018
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(14,937)	$(16,489)	$(375,178)	$(406,604)
Other comprehensive (loss) income before reclassifications	(26,482)	31,794	—	5,312
Income tax expense	—	(7,476)	—	(7,476)
Net other comprehensive (loss) income before reclassifications	(26,482)	24,318	—	(2,164)
Reclassifications:
Net (gains) losses on derivative instruments	—	(530)	—	(530)
Prior service credits(a)	—	—	(565)	(565)
Actuarial losses(a)	—	—	16,772	16,772
Total reclassifications before tax	—	(530)	16,207	15,677
Income tax benefit (expense)	—	132	(3,805)	(3,673)
Net reclassifications	—	(398)	12,402	12,004
Other comprehensive (loss) income	(26,482)	23,920	12,402	9,840
Balance, end of period	$(41,419)	$7,431	$(362,776)	$(396,764)

	Six months ended June 30, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$1,785	$(581,861)	$(629,684)
Other comprehensive income (loss) before reclassifications	11,758	(7,614)	—	4,144
Income tax (expense) benefit	(157)	1,676	—	1,519
Net other comprehensive income (loss) before reclassifications	11,601	(5,938)	—	5,663
Reclassifications:
Net (gains) losses on derivative instruments	—	(8,423)	—	(8,423)
Prior service credits(a)	—	—	(2,156)	(2,156)
Actuarial losses(a)	—	—	22,394	22,394
Total reclassifications before tax	—	(8,423)	20,238	11,815
Income tax benefit (expense)	—	1,997	(4,752)	(2,755)
Net reclassifications	—	(6,426)	15,486	9,060
Other comprehensive income (loss)	11,601	(12,364)	15,486	14,723
Balance, end of period	$(38,007)	$(10,579)	$(566,375)	$(614,961)

	Six months ended July 1, 2018
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$(17,254)	$(460,943)	$(500,049)
Other comprehensive (loss) income before reclassifications	(19,567)	25,888	96,374	102,695
Income tax expense	—	(6,089)	(22,629)	(28,718)
Net other comprehensive (loss) income before reclassifications	(19,567)	19,799	73,745	73,977
Reclassifications:
Net (gains) losses on derivative instruments	—	6,378	—	6,378
Prior service credits(a)	—	—	(1,131)	(1,131)
Actuarial losses(a)	—	—	33,045	33,045
Total reclassifications before tax	—	6,378	31,914	38,292
Income tax expense	—	(1,492)	(7,492)	(8,984)
Net reclassifications	—	4,886	24,422	29,308
Other comprehensive (loss) income	(19,567)	24,685	98,167	103,285
Balance, end of period	$(41,419)	$7,431	$(362,776)	$(396,764)

(a)	Amounts reclassified are included in the computation of net periodic benefit cost; refer to Note 16 for information related to pension and postretirement benefit plans

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

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Motorcycles and Related Products:
Motorcycles revenue	$1,434,004	$1,525,121	$2,629,641	$2,889,068
Gross profit	454,738	532,085	802,177	1,005,858
Selling, administrative and engineering expense	263,587	276,309	489,015	530,402
Restructuring expense	10,423	12,370	24,053	59,212
Operating income from Motorcycles	180,728	243,406	289,109	416,244
Financial Services:
Financial Services revenue	198,615	188,102	387,358	366,276
Financial Services expense	123,086	107,561	253,098	222,156
Operating income from Financial Services	75,529	80,541	134,260	144,120
Operating income	$256,257	$323,947	$423,369	$560,364

20. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to the reportable segments. All supplemental data is presented in thousands.

	Three months ended June 30, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,439,685	$—	$(5,681)	$1,434,004
Financial Services	—	196,197	2,418	198,615
Total revenue	1,439,685	196,197	(3,263)	1,632,619
Costs and expenses:
Motorcycles and Related Products cost of goods sold	978,761	—	505	979,266
Financial Services interest expense	—	52,673	—	52,673
Financial Services provision for credit losses	—	26,383	—	26,383
Selling, administrative and engineering expense	267,777	43,586	(3,746)	307,617
Restructuring expense	10,423	—	—	10,423
Total costs and expenses	1,256,961	122,642	(3,241)	1,376,362
Operating income	182,724	73,555	(22)	256,257
Other income (expense), net	4,037	—	—	4,037
Investment income	48,571	—	(45,000)	3,571
Interest expense	7,784	—	—	7,784
Income before provision for income taxes	227,548	73,555	(45,022)	256,081
Provision for income taxes	43,348	17,102	—	60,450
Net income	$184,200	$56,453	$(45,022)	$195,631

	Six months ended June 30, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$2,639,694	$—	$(10,053)	$2,629,641
Financial Services	—	382,950	4,408	387,358
Total revenue	2,639,694	382,950	(5,645)	3,016,999
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,827,464	—	—	1,827,464
Financial Services interest expense	—	104,997	—	104,997
Financial Services provision for credit losses	—	60,874	—	60,874
Selling, administrative and engineering expense	495,769	86,174	(5,701)	576,242
Restructuring expense	24,053	—	—	24,053
Total costs and expenses	2,347,286	252,045	(5,701)	2,593,630
Operating income	292,408	130,905	56	423,369
Other income (expense), net	8,697	—	—	8,697
Investment income	99,929	—	(90,000)	9,929
Interest expense	15,515	—	—	15,515
Income before provision for income taxes	385,519	130,905	(89,944)	426,480
Provision for income taxes	71,905	30,999	—	102,904
Net income	$313,614	$99,906	$(89,944)	$323,576

	Three months ended July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,528,045	$—	$(2,924)	$1,525,121
Financial Services	—	188,788	(686)	188,102
Total revenue	1,528,045	188,788	(3,610)	1,713,223
Costs and expenses:
Motorcycles and Related Products cost of goods sold	993,036	—	—	993,036
Financial Services interest expense	—	51,943	—	51,943
Financial Services provision for credit losses	—	18,880	—	18,880
Selling, administrative and engineering expense	276,827	39,663	(3,443)	313,047
Restructuring expense	12,370	—	—	12,370
Total costs and expenses	1,282,233	110,486	(3,443)	1,389,276
Operating income	245,812	78,302	(167)	323,947
Other income (expense), net	645	—	—	645
Investment income	2,533	—	—	2,533
Interest expense	7,728	—	—	7,728
Income before provision for income taxes	241,262	78,302	(167)	319,397
Provision for income taxes	59,683	17,376	—	77,059
Net income	$181,579	$60,926	$(167)	$242,338

	Six months ended July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$2,894,291	$—	$(5,223)	$2,889,068
Financial Services	—	367,248	(972)	366,276
Total revenue	2,894,291	367,248	(6,195)	3,255,344
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,883,210	—	—	1,883,210
Financial Services interest expense	—	100,393	—	100,393
Financial Services provision for credit losses	—	48,932	—	48,932
Selling, administrative and engineering expense	531,228	78,054	(6,049)	603,233
Restructuring expense	59,212	—	—	59,212
Total costs and expenses	2,473,650	227,379	(6,049)	2,694,980
Operating income	420,641	139,869	(146)	560,364
Other income (expense), net	865	—	—	865
Investment income	113,736	—	(110,000)	3,736
Interest expense	15,418	—	—	15,418
Income before provision for income taxes	519,824	139,869	(110,146)	549,547
Provision for income taxes	99,916	32,530	—	132,446
Net income	$419,908	$107,339	$(110,146)	$417,101

	June 30, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$560,446	$364,192	$—	$924,638
Accounts receivable, net	671,719	—	(346,413)	325,306
Finance receivables, net	—	2,362,125	—	2,362,125
Inventories	470,610	—	—	470,610
Restricted cash	—	82,248	—	82,248
Other current assets	102,956	44,278	—	147,234
Total current assets	1,805,731	2,852,843	(346,413)	4,312,161
Finance receivables, net	—	5,232,280	—	5,232,280
Property, plant and equipment, net	801,871	54,127	—	855,998
Goodwill	64,449	—	—	64,449
Deferred income taxes	96,914	38,928	(1,203)	134,639
Lease assets	48,415	6,498	—	54,913
Other long-term assets	157,061	20,159	(91,344)	85,876
	$2,974,441	$8,204,835	$(438,960)	$10,740,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302,137	$368,740	$(346,413)	$324,464
Accrued liabilities	497,019	118,256	630	615,905
Short-term debt	—	405,695	—	405,695
Current portion of long-term debt, net	—	2,396,188	—	2,396,188
Total current liabilities	799,156	3,288,879	(345,783)	3,742,252
Long-term debt, net	742,959	3,907,217	—	4,650,176
Lease liabilities	31,809	6,556	—	38,365
Pension liability	92,750	—	—	92,750
Postretirement healthcare liability	92,539	—	—	92,539
Other long-term liabilities	171,509	39,314	2,770	213,593
Commitments and contingencies (Note 17)
Shareholders’ equity	1,043,719	962,869	(95,947)	1,910,641
	$2,974,441	$8,204,835	$(438,960)	$10,740,316

	December 31, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$544,548	$659,218	$—	$1,203,766
Marketable securities	10,007	—	—	10,007
Accounts receivable, net	425,727	—	(119,253)	306,474
Finance receivables, net	—	2,214,424	—	2,214,424
Inventories	556,128	—	—	556,128
Restricted cash	—	49,275	—	49,275
Other current assets	91,172	59,070	(5,874)	144,368
Total current assets	1,627,582	2,981,987	(125,127)	4,484,442
Finance receivables, net	—	5,007,507	—	5,007,507
Property, plant and equipment, net	847,176	56,956	—	904,132
Goodwill	55,048	—	—	55,048
Deferred income taxes	105,388	37,603	(1,527)	141,464
Other long-term assets	144,122	18,680	(89,731)	73,071
	$2,779,316	$8,102,733	$(216,385)	$10,665,664
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,587	$145,527	$(119,253)	$284,861
Accrued liabilities	496,643	110,063	(5,576)	601,130
Short-term debt	—	1,135,810	—	1,135,810
Current portion of long-term debt, net	—	1,575,799	—	1,575,799
Total current liabilities	755,230	2,967,199	(124,829)	3,597,600
Long-term debt, net	742,624	4,145,043	—	4,887,667
Pension liability	107,776	—	—	107,776
Postretirement healthcare liability	94,453	—	—	94,453
Other long-term liabilities	164,243	37,142	2,834	204,219
Commitments and contingencies (Note 17)
Shareholders’ equity	914,990	953,349	(94,390)	1,773,949
	$2,779,316	$8,102,733	$(216,385)	$10,665,664

	July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$627,783	$350,966	$—	$978,749
Accounts receivable, net	669,266	—	(333,672)	335,594
Finance receivables, net	—	2,252,956	—	2,252,956
Inventories	465,373	—	—	465,373
Restricted cash	—	44,386	—	44,386
Other current assets	124,521	41,841	—	166,362
Total current assets	1,886,943	2,690,149	(333,672)	4,243,420
Finance receivables, net	—	5,060,246	—	5,060,246
Property, plant and equipment, net	854,681	49,432	—	904,113
Prepaid pension costs	131,497	—	—	131,497
Goodwill	55,451	—	—	55,451
Deferred income taxes	27,043	41,696	(1,234)	67,505
Other long-term assets	151,691	19,999	(87,900)	83,790
	$3,107,306	$7,861,522	$(422,806)	$10,546,022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262,562	$358,324	$(333,672)	$287,214
Accrued liabilities	481,402	90,416	622	572,440
Short-term debt	—	1,327,307	—	1,327,307
Current portion of long-term debt, net	—	945,463	—	945,463
Total current liabilities	743,964	2,721,510	(333,050)	3,132,424
Long-term debt, net	742,292	4,126,054	—	4,868,346
Pension liability	55,819	—	—	55,819
Postretirement healthcare liability	113,464	—	—	113,464
Other long-term liabilities	174,412	36,997	3,034	214,443
Commitments and contingencies (Note 17)
Shareholders’ equity	1,277,355	976,961	(92,790)	2,161,526
	$3,107,306	$7,861,522	$(422,806)	$10,546,022

	Six months ended June 30, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$313,614	$99,906	$(89,944)	$323,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	121,026	4,360	—	125,386
Amortization of deferred loan origination costs	—	38,036	—	38,036
Amortization of financing origination fees	335	4,187	—	4,522
Provision for long-term employee benefits	6,936	—	—	6,936
Employee benefit plan contributions and payments	(3,637)	—	—	(3,637)
Stock compensation expense	15,672	1,613	—	17,285
Net change in wholesale finance receivables related to sales	—	—	(167,594)	(167,594)
Provision for credit losses	—	60,874	—	60,874
Deferred income taxes	5,928	(236)	(324)	5,368
Other, net	(8,545)	(1,876)	(56)	(10,477)
Changes in current assets and liabilities:
Accounts receivable, net	(244,752)	—	227,160	(17,592)
Finance receivables - accrued interest and other	—	(4,963)	—	(4,963)
Inventories	88,146	—	—	88,146
Accounts payable and accrued liabilities	21,336	221,959	(208,925)	34,370
Derivative instruments	4,291	61	—	4,352
Other	(15,573)	13,091	(5,874)	(8,356)
Total adjustments	(8,837)	337,106	(155,613)	172,656
Net cash provided by operating activities	304,777	437,012	(245,557)	496,232

	Six months ended June 30, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(81,698)	(1,531)	—	(83,229)
Origination of finance receivables	—	(3,936,208)	1,871,309	(2,064,899)
Collections on finance receivables	—	3,484,581	(1,715,752)	1,768,829
Sales and redemptions of marketable securities	10,007	—	—	10,007
Acquisition of business	(7,000)	—	—	(7,000)
Other	11,717	—	—	11,717
Net cash used by investing activities	(66,974)	(453,158)	155,557	(364,575)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	546,655	—	546,655
Repayments of medium-term notes	—	(750,000)	—	(750,000)
Proceeds from securitization debt	—	1,021,353	—	1,021,353
Repayments of securitization debt	—	(113,806)	—	(113,806)
Borrowings of asset-backed commercial paper	—	23,373	—	23,373
Repayments of asset-backed commercial paper	—	(155,286)	—	(155,286)
Net decrease in credit facilities and unsecured commercial paper	—	(728,606)	—	(728,606)
Dividends paid	(120,841)	(90,000)	90,000	(120,841)
Purchase of common stock for treasury	(104,621)	—	—	(104,621)
Issuance of common stock under employee stock option plans	833	—	—	833
Net cash used by financing activities	(224,629)	(246,317)	90,000	(380,946)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,724	715	—	3,439
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,898	$(261,748)	$—	$(245,850)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$544,548	$715,200	$—	$1,259,748
Net increase (decrease) in cash, cash equivalents and restricted cash	15,898	(261,748)	—	(245,850)
Cash, cash equivalents and restricted cash—end of period	$560,446	$453,452	$—	$1,013,898

	Six months ended July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$419,908	$107,339	$(110,146)	$417,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	127,935	2,126	—	130,061
Amortization of deferred loan origination costs	—	39,396	—	39,396
Amortization of financing origination fees	331	3,802	—	4,133
Provision for long-term employee benefits	18,954	—	—	18,954
Employee benefit plan contributions and payments	(6,422)	—	—	(6,422)
Stock compensation expense	17,229	1,852	—	19,081
Net change in wholesale finance receivables related to sales	—	—	(171,195)	(171,195)
Provision for credit losses	—	48,932	—	48,932
Deferred income taxes	(443)	2,043	(85)	1,515
Other, net	20,993	(245)	146	20,894
Changes in current assets and liabilities:
Accounts receivable, net	(194,831)	—	179,949	(14,882)
Finance receivables - accrued interest and other	—	4,228	—	4,228
Inventories	63,957	—	—	63,957
Accounts payable and accrued liabilities	137,644	192,410	(168,953)	161,101
Derivative instruments	(205)	69	—	(136)
Other	2,924	1,884	(5,667)	(859)
Total adjustments	188,066	296,497	(165,805)	318,758
Net cash provided by operating activities	607,974	403,836	(275,951)	735,859

	Six months ended July 1, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures	(63,236)	(6,057)	—	(69,293)
Origination of finance receivables	—	(4,046,125)	2,046,339	(1,999,786)
Collections on finance receivables	—	3,593,272	(1,880,388)	1,712,884
Other	(11,758)	—	—	(11,758)
Net cash used by investing activities	(74,994)	(458,910)	165,951	(367,953)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,144,018	—	1,144,018
Repayments of medium-term notes	—	(877,488)	—	(877,488)
Repayments of securitization debt	—	(183,453)	—	(183,453)
Borrowings of asset-backed commercial paper	—	120,903	—	120,903
Repayments of asset-backed commercial paper	—	(100,660)	—	(100,660)
Net increase in credit facilities and unsecured commercial paper	—	56,280	—	56,280
Dividends paid	(124,680)	(110,000)	110,000	(124,680)
Purchase of common stock for treasury	(111,227)	—	—	(111,227)
Issuance of common stock under employee stock option plans	1,965	—	—	1,965
Net cash (used by) provided by financing activities	(233,942)	49,600	110,000	(74,342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,441)	(650)	—	(10,091)
Net increase (decrease) in cash, cash equivalents and restricted cash	$289,597	$(6,124)	$—	$283,473
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$338,186	$408,024	$—	$746,210
Net increase (decrease) in cash, cash equivalents and restricted cash	289,597	(6,124)	—	283,473
Cash, cash equivalents and restricted cash—end of period	$627,783	$401,900	$—	$1,029,683

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc. and all its subsidiaries. The Company operates in two segments: Motorcycles and Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company's products are sold to retail customers primarily through a network of independent dealers. The Company conducts business on a global basis, with sales in the United States, Canada, Latin America, Europe/Middle East/Africa (EMEA) and the Asia Pacific region.
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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook sections are only made as of July 23, 2019 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (August 8, 2019), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income was $195.6 million, or $1.23 per diluted share, for the second quarter of 2019 compared to $242.3 million, or $1.45 per diluted share, in the second quarter of 2018. Operating income from the Motorcycles segment decreased $62.7 million compared to the prior year second quarter and was impacted by lower shipments, unfavorable mix and incremental tariffs, partially offset by lower operating expenses. Operating income from the Financial Services segment in the second quarter of 2019 was $75.5 million, down 6.2% compared to the year-ago quarter on a higher provision for credit losses and higher operating expenses.
Worldwide dealer retail sales of new Harley-Davidson motorcycles in the second quarter of 2019 were down 8.4% compared to the second quarter of 2018. Retail sales were down 8.0% in the U.S. and down 8.9% in international markets compared to the prior year second quarter. U.S. retail sales in the first half of 2019 continued to be impacted by weak industry results, but remained in line with the Company's expectations. International retail sales during the second quarter of 2019 were adversely impacted by weak performance in the Company's developed markets, and through the first six months of 2019, were below the Company's expectations.
In the near term, the Company is addressing the softness it is experiencing in the U.S. and its developed international markets by continuing to aggressively manage supply in line with demand and increasing marketing investments to encourage trial and increase conversion to sale. In addition, the Company expects to launch its new model-year 2020 motorcycles in the third quarter of 2019, including LiveWireTM, the Company's first electric motorcycle.

The Company also continues to invest in its strategy to build the next generation of Harley-Davidson riders. Through 2022, the More Roads to Harley-Davidson (More Roads) plan is aimed at stabilizing the Company's core business in the U.S. as it grows ridership globally. The Company believes the More Roads plan is building the proper foundation and driving the fundamentals to help steer the U.S. industry back to growth and drive Company growth across its international markets. The More Roads plan through 2022 includes three growth catalysts:

•	New Products - keep current riders engaged and inspire new riders by extending heavyweight leadership and expanding into new markets and segments

•	Broader Access - meet customers where they are and how they want to engage with a multi-channel retail experience

•	Stronger Dealers - drive a performance framework to improve dealer financial strength and the Harley-Davidson customer experience
Outlook(1)
On July 23, 2019, the Company provided the following information concerning its expectations for the remainder of 2019:
Motorcycles and Related Products Segment - Full Year
In the second quarter of 2019, the Company obtained regulatory approvals that allow it to supply its European Union (EU) markets with Softail® and Sportster® motorcycles produced at its Thailand operations at reduced tariff rates. This will result in a reduction in tariffs on these motorcycles, from the rate of 31% currently levied on motorcycles sourced from the Company's U.S. facilities to 6%. The Company expects to obtain similar approvals for its non-Trike Touring motorcycles later this year.
The regulatory approval process took considerably longer than the Company expected, and the delay is among the factors that will adversely impact the Company's 2019 shipment plans and operating income expectations. The Company expects to begin production of lower-tariff motorcycles for the EU markets at its Thailand facility in late October 2019. The transition to Thailand-sourced product for the EU will result in a temporary supply constraint as higher-tariff motorcycle inventory is reduced and subsequently replenished with lower-tariff motorcycle inventory. This inventory transition was originally expected to occur in the third quarter of 2019 allowing the Company to begin wholesaling lower-tariff motorcycles in the EU in the fourth quarter of 2019. However, given the delay in obtaining regulatory approvals, this transition and related supply constraint are now planned for the end of 2019. As a result, the Company expects to ship fewer motorcycles to its European dealers in the fourth quarter of 2019 than originally planned. The Company expects Company inventory and dealer inventory in Europe to be down approximately 1,200 and 2,000 motorcycles, respectively, at the end of 2019 compared to its original plan. The Company expects wholesale shipments of lower-tariff motorcycles in the EU to begin early in the second quarter of 2020.
Given the delay in obtaining regulatory approvals and softer than expected European retail sales, the Company has lowered its 2019 full year shipment guidance range to 212,000 to 217,000 units, down from its previous expectation of 217,000 to 222,000 units. The Company continues to expect the U.S. industry to decline in 2019, but at a more tempered pace than in 2018. However, the Company now expects international retail sales to decline during 2019. The Company continues to expect year-end U.S. dealer inventory of new motorcycles to be down compared to 2018.
Full year 2019 incremental tariff costs are now expected to be approximately $100 million, down compared to the Company's previous estimate of $100 to $120 million. Incremental tariff costs include incremental EU and China tariffs imposed on the Company's products shipped from the U.S., as well as incremental U.S. tariffs on certain items imported from certain international markets. Incremental tariff costs exclude higher metals cost resulting from the U.S. steel and aluminum tariffs. The lower expected incremental tariff cost is due to lower planned wholesale shipments in the EU resulting from constrained supply and lower demand in Europe.
The Company continues to expect 2019 Motorcycles segment gross margin as a percent of revenue to be lower than 2018 driven by the significant increase in incremental tariff costs, lower shipment volumes and unfavorable product mix, partially offset by aggressive cost management, including the benefit of $25 million to $30 million of savings from the Company's Manufacturing Optimization Plan. Refer to "Restructuring Plan Costs and Savings" below for further information regarding the Manufacturing Optimization Plan.
The Company expects selling, administrative and engineering expenses for the Motorcycles segment to be lower in 2019 behind aggressive cost management and lower recall costs.
The Company's previous estimate of Motorcycles segment operating income anticipated that a portion of the incremental tariff costs noted above would be mitigated in late 2019. However, given the delay in obtaining regulatory approvals, the Company does not expect to benefit from reduced tariff rates until early in the second quarter of 2020. In addition, the

Company incurred costs associated with idle manufacturing capacity in Thailand as it awaited regulatory approvals, as well as costs to prepare alternative tariff mitigation plans in the event regulatory approvals allowing it to supply its EU markets with motorcycles produced at its Thailand operations were not obtained. Given the impact of these additional costs combined with the lower expectation for wholesale shipments, the Company has reduced its 2019 full year Motorcycles segment operating margin guidance to 6% to 7% from its previous guidance of 8% to 9%.
Motorcycles and Related Products Segment - Third Quarter
In the third quarter of 2019, the Company expects to ship between 43,000 and 48,000 motorcycles. Motorcycles segment operating margin as a percent of revenue is expected to be down approximately 3 percentage points compared to the third quarter of 2018 driven by lower planned shipments, higher incremental tariff costs and higher selling, administrative and engineering expenses behind increased marketing costs. The Company expects to incur restructuring expenses and temporary inefficiencies associated with the Manufacturing Optimization Plan of $10 million in the third quarter of 2019. Refer to "Restructuring Plan Costs and Savings" below for further information regarding the Manufacturing Optimization Plan.
Financial Services Segment
The Company expects Financial Services segment operating income in 2019 to be down compared to 2018 driven by higher credit losses and higher depreciation associated with its new loan management system which went into service in January 2019.
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
Restructuring Plan Costs and Savings(1)
In January 2018, the Company commenced a significant, multi-year Manufacturing Optimization Plan anchored by the consolidation of its final assembly plant in Kansas City, Missouri into its plant in York, Pennsylvania. The consolidation of operations included the elimination of approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility through 2019 (Manufacturing Optimization Plan). The Manufacturing Optimization Plan also included the closure of the Company's wheel operations in Adelaide, Australia, resulting in the elimination of approximately 90 jobs.
In November 2018, the Company implemented a workforce reorganization plan (Reorganization Plan). As a result, approximately 70 employees left the Company on an involuntary basis.

The following table summarizes the 2018 actual costs and the expected costs and savings associated with these plans as of July 23, 2019 (dollars in millions):

	2018 Actual	2019 Estimated	2020 Estimated	Total
Manufacturing Optimization Plan
Cost related to temporary inefficiencies	$12.9	$10 - $15	n/a	$23 - $28
Restructuring expenses	$89.5	$30 - $35	n/a	$119 - $124
	$102.4	$40 - $50		$142 - $152
% cash	70%	70%		70%
Reorganization Plan
Restructuring expenses	$3.9	$-		$4
% cash	100%	100%		100%

Annual cash savings		2019 Estimated	2020 Estimated	Annual Ongoing
Manufacturing Optimization Plan		$25 - $30	$45 - $50	$65 - $75
Reorganization Plan		$7	$7	$7
Through the six months ended June 30, 2019, the Motorcycles segment incurred restructuring expenses and other costs related to temporary inefficiencies of $24.4 million and $7.6 million, respectively relating to the Manufacturing Optimization Plan.
The current estimated cost of the Manufacturing Optimization Plan of $142 million to $152 million reflects a $10 million decrease from the Company's previous estimate. The total expected restructuring expenses for the Manufacturing Optimization Plan include the estimated cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $38 million to $40 million, $48 million to $49 million and $33 million to $35 million, respectively. The timing of cash payments for restructuring costs may not occur in the same fiscal period that the Company records the expense.
Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information concerning restructuring expenses. The Company expects total capital expenditures of $65 million associated with the Manufacturing Optimization Plan through 2019, including $20 million in 2019.
Results of Operations for the Three Months Ended June 30, 2019
Compared to the Three Months Ended July 1, 2018
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 30, 2019	July 1, 2018	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$180,728	$243,406	$(62,678)	(25.8)%
Operating income from Financial Services	75,529	80,541	(5,012)	(6.2)
Operating income	256,257	323,947	(67,690)	(20.9)
Other income (expense), net	4,037	645	3,392	525.9
Investment income	3,571	2,533	1,038	41.0
Interest expense	7,784	7,728	56	0.7
Income before provision for income taxes	256,081	319,397	(63,316)	(19.8)
Provision for income taxes	60,450	77,059	(16,609)	(21.6)
Net income	$195,631	$242,338	$(46,707)	(19.3)%
Diluted earnings per share	$1.23	$1.45	$(0.22)	(15.2)%
Consolidated operating income was down $67.7 million in the second quarter of 2019, or 20.9%, compared to the same period last year. Operating income from the Motorcycles segment declined $62.7 million, or 25.8%, compared to the second quarter of 2018, and operating income from the Financial Services segment decreased $5.0 million, or 6.2%, compared to the second quarter of 2018. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed discussion of the factors affecting operating income.

Other income in the second quarter was favorably impacted by lower amortization of actuarial losses related to the Company's defined benefit plans.
The effective income tax rate for the second quarter of 2019 was 23.6% compared to 24.1% for the second quarter of 2018. The lower effective income tax rate was primarily due to favorable discrete income tax adjustments recorded in the second quarter of 2019.
Diluted earnings per share were $1.23 in the second quarter of 2019, down 15.2% from the same period in the prior year. The decrease in diluted earnings per share was driven by a 19.3% decrease in net income offsetting the benefit of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 167.2 million in the second quarter of 2018 to 159.4 million in the second quarter of 2019, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	June 30, 2019	June 30, 2018	(Decrease) Increase	% Change
United States	42,762	46,490	(3,728)	(8.0)%

Europe(b)	13,703	16,012	(2,309)	(14.4)
EMEA - Other	1,916	1,832	84	4.6
Total EMEA	15,619	17,844	(2,225)	(12.5)

Asia Pacific(c)	4,544	5,096	(552)	(10.8)
Asia Pacific - Other	3,126	2,622	504	19.2
Total Asia Pacific	7,670	7,718	(48)	(0.6)

Latin America	2,516	2,569	(53)	(2.1)
Canada	3,279	3,807	(528)	(13.9)
Total International Retail Sales	29,084	31,938	(2,854)	(8.9)
Total Worldwide Retail Sales	71,846	78,428	(6,582)	(8.4)%

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
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 8.0% in the second quarter of 2019. Overall, U.S. retail sales of new Harley-Davidson motorcycles were adversely impacted by the continued weak U.S. industry. The 2019 second quarter U.S. industry decline of 4.9% was an improvement over the 6.3% decline experienced in the second quarter of 2018 and was sequentially in line with the 2019 first quarter rate of decline which also improved over the prior year quarter. While the Company is encouraged by the tempering rate of decline for the industry over the last two quarters, it believes the U.S. industry for new motorcycles continues to be challenged by soft used motorcycle prices and a shift towards other styles of motorcycles including smaller displacement motorcycles(1).
Prices for used Harley-Davidson motorcycles in the U.S. remained at near historical low levels compared to new; however, the Company is encouraged by the firming of used motorcycle prices over recent quarters. During the second quarter of 2019, prices of Harley-Davidson used motorcycles in the Harley-Davidson U.S. dealer network rose for the eighth consecutive quarter.

U.S. retail sales of new Harley-Davidson motorcycles declined 8.0% during the second quarter which was higher than the improved 4.2% decline experienced in the first quarter of 2019. During the first quarter of 2019, retail sales were positively impacted by increased sales incentives and the execution of Stronger Dealer growth initiatives, under the More Roads plan, as the Company moved to accelerate a slow start to the selling season. In the second quarter of 2019, the Company increased the execution of its longer-term focused Stronger Dealer efforts and increased brand equity marketing, while reducing shorter-term sales incentives compared to the first quarter. The Company believes the incentives offered in the first quarter were effective and will play a role moving forward, but expects its focus to be on more strategic and sustainable investments.
The Company's U.S. market share of new 601+cc motorcycles for the second quarter of 2019 was 46.6%, down 1.8 percentage points from the same period last year. The Company's U.S. market share reflects the adverse impact of relatively strong growth in segments in which the Company does not currently compete. The Company plans to enter these segments starting next year under the More Roads plan. In the Touring and Cruiser segments, which represent approximately 70% of the 601+cc market, where the Company does currently compete, its market share was up 2.0 percentage points during the second quarter of 2019 compared to the same period last year (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were down 8.9% in the second quarter of 2019. Retail sales in developed markets were down 13.6% during the second quarter partially offset by higher retail sales in emerging markets, which increased 7.6% during the second quarter. Retail sales increases in emerging markets during the second quarter of 2019 were driven by growth in various markets, including China and the Company's Association of South East Asian Nations (ASEAN) markets. The Company's new Thailand operations, which enable lower tariffs, were a key factor supporting growth in the Company's ASEAN markets during the second quarter of 2019.
In developed international markets, retail sales across most markets in western Europe were lower following last year's strong initial retail sales of the Company's new Softail motorcycle. Additionally, retail sales in Japan and Australia continued to be weak in the second quarter behind contracting industry sales and competitive new product introductions in segments outside of the Touring and Cruiser segments.
The Company remains confident in, and committed to, the potential that international markets offer Harley-Davidson. The Company is expanding its Stronger Dealer efforts internationally and continues efforts to drive demand in these markets through marketing programs with a significant focus on national test ride campaigns. The Company also continued to expand its international dealer network, adding 9 new dealers during the second quarter of 2019. In addition, during the second quarter of 2019, the Company announced a collaboration with Zhejiang Qianjiang Motorcycle Co., Ltd. that will support the launch of a smaller, more accessible Harley-Davidson motorcycle planned for China in 2020 with additional Asian markets to follow.(1)

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	June 30, 2019		July 1, 2018		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
United States	41,404	60.2%	43,047	59.3%	(1,643)	(3.8)%
International	27,353	39.8%	29,546	40.7%	(2,193)	(7.4)
Harley-Davidson motorcycle units	68,757	100.0%	72,593	100.0%	(3,836)	(5.3)%
Touring motorcycle units	30,923	45.0%	31,064	42.8%	(141)	(0.5)%
Cruiser motorcycle units	22,691	33.0%	24,348	33.5%	(1,657)	(6.8)
Sportster® / Street motorcycle units	15,143	22.0%	17,181	23.7%	(2,038)	(11.9)
Harley-Davidson motorcycle units	68,757	100.0%	72,593	100.0%	(3,836)	(5.3)%
The Company shipped 68,757 Harley-Davidson motorcycles worldwide during the second quarter of 2019, which was 5.3% lower than the second quarter of 2018 and in line with the Company's expectations. The mix of Cruiser and Sportster®/Street motorcycles decreased slightly while the mix of Touring motorcycles increased.
At the end of the second quarter of 2019, U.S. retail inventory of new Harley-Davidson motorcycles was down approximately 1,350 motorcycles compared to the end of the prior year second quarter. The Company was pleased with the U.S. dealer inventory levels in preparation for the new model-year.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Three months ended
	June 30, 2019	July 1, 2018	(Decrease) Increase	% Change
Revenue:
Motorcycles	$1,128,063	$1,201,453	$(73,390)	(6.1)%
Parts & Accessories	221,258	231,014	(9,756)	(4.2)
General Merchandise	64,644	68,653	(4,009)	(5.8)
Licensing	9,911	10,407	(496)	(4.8)
Other	10,128	13,594	(3,466)	(25.5)
Total revenue	1,434,004	1,525,121	(91,117)	(6.0)
Cost of goods sold	979,266	993,036	(13,770)	(1.4)
Gross profit	454,738	532,085	(77,347)	(14.5)
Operating expenses:
Selling & administrative expense	208,925	224,310	(15,385)	(6.9)
Engineering expense	54,662	51,999	2,663	5.1
Restructuring expense	10,423	12,370	(1,947)	(15.7)
Operating expense	274,010	288,679	(14,669)	(5.1)
Operating income from Motorcycles	$180,728	$243,406	$(62,678)	(25.8)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2018 to the second quarter of 2019 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended July 1, 2018	$1,525.1	$993.0	$532.1
Volume	(73.4)	(48.7)	(24.7)
Price, net of related cost	22.1	8.0	14.1
Foreign currency exchange rates and hedging	(23.9)	(24.7)	0.8
Shipment mix	(15.9)	(1.6)	(14.3)
Raw material prices	—	(1.2)	1.2
Manufacturing and other costs	—	54.5	(54.5)
Total	(91.1)	(13.7)	(77.4)
Three months ended June 30, 2019	$1,434.0	$979.3	$454.7
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2018 to the second quarter of 2019:

•	The decrease in volume was due to lower wholesale motorcycle shipments and lower P&A and General Merchandise sales.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.

•
Revenue was adversely impacted by weaker weighted-average foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The unfavorable revenue impact was more than offset by favorable net foreign currency gains related to foreign currency hedging and balance sheet remeasurements, as compared to the prior year second quarter.

•
Revenue and gross profit were negatively impacted by a shift in the mix of models within motorcycle families. Additionally, unfavorable mix within P&A and General Merchandise contributed to negative impact.

•	Raw material prices were favorable primarily due to decreased metal costs.

•
Manufacturing and other costs were negatively impacted by incremental tariff costs, lower fixed cost absorption and temporary inefficiencies associated with the Manufacturing Optimization Plan. The Company incurred incremental tariff costs of $34.4 million in the second quarter of 2019 related to tariffs enacted in the European Union and China. Temporary inefficiencies associated with the Manufacturing Optimization Plan in the second quarter of 2019 were $1.6 million higher than in the prior year second quarter.
The decrease in operating expenses during the second quarter of 2019 compared to the same period in 2018 was driven by lower spending as the Company aggressively manages cost, lower warranty and recall costs and lower restructuring expense related to the Manufacturing Optimization Plan.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	June 30, 2019	July 1, 2018	Increase (Decrease)	% Change
Revenue:
Interest income	$167,077	$158,639	$8,438	5.3%
Other income	31,375	29,159	2,216	7.6
Securitization and servicing fee income	163	304	(141)	(46.4)
Total revenue	198,615	188,102	10,513	5.6
Interest expense	52,673	51,943	730	1.4
Provision for credit losses	26,383	18,880	7,503	39.7
Operating expense	44,030	36,738	7,292	19.8
Financial Services expense	123,086	107,561	15,525	14.4
Operating income from Financial Services	$75,529	$80,541	$(5,012)	(6.2)%
Interest income was favorable in the second quarter of 2019 due to higher average retail and wholesale receivables at higher average yields.
Interest expense slightly increased due to higher average outstanding debt.
The provision for credit losses increased $7.5 million compared to the second quarter of 2018. The retail motorcycle provision increased $6.9 million largely driven by higher retail credit losses which the Company believes was due in part to inefficiencies resulting from the implementation of a new loan management system.
Operating expenses increased $7.3 million compared to the second quarter of 2018 including higher depreciation associated with the implementation of a new loan management system.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 30, 2019	July 1, 2018
Balance, beginning of period	$190,872	$190,350
Provision for credit losses	26,383	18,880
Charge-offs, net of recoveries	(22,259)	(15,300)
Balance, end of period	$194,996	$193,930

Results of Operations for the Six Months Ended June 30, 2019
Compared to the Six Months Ended July 1, 2018
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 30, 2019	July 1, 2018	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$289,109	$416,244	$(127,135)	(30.5)%
Operating income from Financial Services	134,260	144,120	(9,860)	(6.8)
Operating income	423,369	560,364	(136,995)	(24.4)
Other income (expense), net	8,697	865	7,832	905.4
Investment income	9,929	3,736	6,193	165.8
Interest expense	15,515	15,418	97	0.6
Income before provision for income taxes	426,480	549,547	(123,067)	(22.4)
Provision for income taxes	102,904	132,446	(29,542)	(22.3)
Net income	$323,576	$417,101	$(93,525)	(22.4)%
Diluted earnings per share	$2.03	$2.48	$(0.45)	(18.1)%
Consolidated operating income was down 24.4% in the first six months of 2019 due to a decrease in operating income from the Motorcycles segment of $127.1 million and a $9.9 million decrease in operating income from Financial Services, compared to the same period last year. Please refer to the “Motorcycles and Related Products Segment” and “Financial Services Segment” discussions following for a more detailed analysis of the factors affecting operating income.
Other income in the first half of 2019 was favorably impacted by lower amortization of actuarial losses related to the Company's defined benefit plans. Investment income was up in the first half of 2019 compared to the same period last year driven by higher income from investments in marketable securities and cash equivalents.
The Company's effective income tax rate for the first six months of 2019 was 24.1%, which was flat from the same period in 2018.
Diluted earnings per share were $2.03 in the first half of 2019, down 18.1% from the same period last year on lower net income offsetting the benefit of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 168.2 million in the first half of 2018 to 159.7 million in the first half of 2019, driven by the Company's repurchases of common stock. Please refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Six months ended
	June 30, 2019	June 30, 2018	(Decrease) Increase	% Change
United States	70,853	75,799	(4,946)	(6.5)%

Europe(b)	23,211	25,728	(2,517)	(9.8)
EMEA - Other	3,205	2,978	227	7.6
Total EMEA	26,416	28,706	(2,290)	(8.0)

Asia Pacific(c)	8,330	9,548	(1,218)	(12.8)
Asia Pacific - Other	5,414	4,499	915	20.3
Total Asia Pacific	13,744	14,047	(303)	(2.2)

Latin America	4,757	5,075	(318)	(6.3)
Canada	5,227	5,887	(660)	(11.2)
Total International Retail Sales	50,144	53,715	(3,571)	(6.6)
Total Worldwide Retail Sales	120,997	129,514	(8,517)	(6.6)%

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
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 6.5% in the first half of 2019 on a continued weak U.S. industry and a decrease in market share. Overall, the U.S. industry was down 4.8% percent in the first half of 2019, but declined at a slower rate than in the first half 2018, when it fell 8.2%. Similarly, the retail sales decline for new Harley-Davidson motorcycles in the first half of 2019 moderated from last year's first-half year over year decline of 8.7%. While the Company is encouraged by the tempering rates of decline in the first half of 2019, it believes the U.S. industry for new motorcycles continues to be challenged by soft used motorcycle prices and a shift towards other styles of motorcycles including smaller displacement motorcycles(1).
The Company's U.S. market share of new 601+cc motorcycles for the first half of 2019 was 48.3%, down 0.9 percentage points compared to the same period last year. The Company's U.S. market share reflects the adverse impact of relatively strong growth in segments in which it does not currently compete. The Company plans to enter these segments starting next year under the More Roads plan. In the Touring and Cruiser segments, which represent approximately 70% of the 601+cc market, where the Company does compete, its market share was up 2.2 percentage points during the first half of 2019 from the same period last year (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were down 6.6% in the first half of 2019. Retail sales in developed markets were down 10.7% during the first half of 2019 partially offset by higher retail sales in emerging markets, which increased 6.6% during the same period. Retail sales increases in emerging markets during the first half of 2019 were driven by double-digit growth in various markets, including China and the Company's ASEAN markets.
In developed international markets, retail sales across most markets in western Europe were lower following last year's strong initial retail sales of the Company's new Softail motorcycle and lower Street sales which were adversely impacted in 2019 by a recall initiated in early 2019. Additionally, retail sales in Japan and Australia continued to be weak in the second quarter behind contracting industry sales and competitive new product introductions in segments outside of the Touring and Cruiser segments.

The Company's 2019 market share of new 601+cc motorcycles in Europe was 8.8% through June, compared to 10.4% for the same period last year (Source: Association des Constructeurs Europeens de Motocycles). The European market share was adversely impacted by lower retail sales of Softail and Street motorcycles.
Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Six months ended
	June 30, 2019	June 30, 2018	(Decrease) Increase	% Change
United States(b)	144,623	151,989	(7,366)	(4.8)%
Europe(c)	267,212	252,656	14,556	5.8%

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Six months ended
	June 30, 2019		July 1, 2018
	Units	Mix %	Units	Mix %	Unit Decrease	Unit % Change
United States	75,909	59.5%	81,844	59.9%	(5,935)	(7.3)%
International	51,739	40.5%	54,693	40.1%	(2,954)	(5.4)
Harley-Davidson motorcycle units	127,648	100.0%	136,537	100.0%	(8,889)	(6.5)%
Touring motorcycle units	55,966	43.8%	61,921	45.4%	(5,955)	(9.6)%
Cruiser motorcycle units	43,142	33.8%	45,902	33.6%	(2,760)	(6.0)
Sportster® / Street motorcycle units	28,540	22.4%	28,714	21.0%	(174)	(0.6)
Harley-Davidson motorcycle units	127,648	100.0%	136,537	100.0%	(8,889)	(6.5)%

 The Company shipped 127,648 Harley-Davidson motorcycles worldwide during the first half of 2019, which was 6.5% lower than the same period in 2018. The mix of Touring motorcycles decreased as a percent of total shipments while the mix of Cruiser and Sportster®/Street motorcycles increased compared to the same period last year.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (in thousands):

	Six months ended
	June 30, 2019	July 1, 2018	(Decrease) Increase	% Change
Revenue:
Motorcycles	$2,092,638	$2,323,126	$(230,488)	(9.9)%
Parts & Accessories	380,961	400,089	(19,128)	(4.8)
General Merchandise	120,045	125,254	(5,209)	(4.2)
Licensing	18,488	18,765	(277)	(1.5)
Other	17,509	21,834	(4,325)	(19.8)
Total revenue	2,629,641	2,889,068	(259,427)	(9.0)
Cost of goods sold	1,827,464	1,883,210	(55,746)	(3.0)
Gross profit	802,177	1,005,858	(203,681)	(20.2)
Operating expenses:
Selling & administrative expense	385,469	431,854	(46,385)	(10.7)
Engineering expense	103,546	98,548	4,998	5.1
Restructuring expense	24,053	59,212	(35,159)	(59.4)
Operating expense	513,068	589,614	(76,546)	(13.0)
Operating income from Motorcycles	$289,109	$416,244	$(127,135)	(30.5)%
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2018 to the first half of 2019 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended July 1, 2018	$2,889.1	$1,883.2	$1,005.9
Volume	(181.6)	(115.5)	(66.1)
Price, net of related costs	45.3	14.8	30.5
Foreign currency exchange rates and hedging	(53.7)	(39.4)	(14.3)
Shipment mix	(69.5)	(16.0)	(53.5)
Raw material prices	—	1.9	(1.9)
Manufacturing and other costs	—	98.5	(98.5)
Total	(259.5)	(55.7)	(203.8)
Six months ended June 30, 2019	$2,629.6	$1,827.5	$802.1
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first half of 2018 to the first half of 2019:

•	The decrease in volume was due to lower wholesale motorcycle shipments and lower P&A and General Merchandise sales.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.

•
Revenue was adversely impacted by weaker foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The unfavorable revenue impact was partially offset by favorable net foreign currency gains related to foreign currency hedging and balance sheet remeasurements, as compared to the first half of the prior year.

•	Changes in the shipment mix of motorcycle families, as well as the mix of models within motorcycle families, had an adverse impact on revenue and gross profit during the first half of 2019.

•	Raw material prices were higher primarily due to increased metal costs.

•
Manufacturing and other costs were negatively impacted by incremental tariff costs, lower fixed cost absorption and higher temporary inefficiencies. Costs associated with incremental tariffs implemented in mid-2018 were $55.4 million during the first half of 2019. Temporary inefficiencies associated with the Manufacturing Optimization Plan were $4.5 million higher than in the same period last year.
Operating expenses were lower in the first half of 2019 compared to the first half of the prior year driven by favorable net warranty and recall costs and lower restructuring expenses. In the first half of 2019, net warranty and recall costs were approximately $40 million lower than the first half of the prior year driven by higher than normal recoveries and lower warranty costs. Operating expenses also benefited in the first half of 2019 from lower spending as the Company aggressively managed cost. However, these decreases were mostly offset as the Company increased its investments in marketing and the More Roads plan.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Six months ended
	June 30, 2019	July 1, 2018	Increase (Decrease)	% Change
Revenue:
Interest income	$326,881	$312,680	$14,201	4.5%
Other income	60,125	52,940	7,185	13.6
Securitization and servicing fee income	352	656	(304)	(46.3)
Total revenue	387,358	366,276	21,082	5.8
Interest expense	104,997	100,393	4,604	4.6
Provision for credit losses	60,874	48,932	11,942	24.4
Operating expense	87,227	72,831	14,396	19.8
Financial Services expense	253,098	222,156	30,942	13.9
Operating income from Financial Services	$134,260	$144,120	$(9,860)	(6.8)%
Interest income was higher for the first six months of 2019 due to higher average retail and wholesale receivables at higher average yields. Other income was favorable due to higher insurance related revenue, partially offset by lower licensing revenue.
Interest expense increased due to higher average outstanding debt at a slightly higher cost of funds.
The provision for credit losses increased $11.9 million compared to the first half of 2018. The retail motorcycle provision increased $11.8 million largely driven by higher retail credit losses which the Company believes was due in part to inefficiencies resulting from the implementation of a new loan management system. The provision for credit losses was also adversely impacted by an unfavorable change in the reserve rate compared to the first half of 2018.
Annualized credit losses for the Company's retail motorcycle loans were 1.82% through June 30, 2019 compared to 1.56% through July 1, 2018. The 30-day delinquency rate for retail motorcycle loans at June 30, 2019 was 3.33% compared to 3.09% at July 1, 2018.
Operating expenses increased $14.4 million compared to the first half of 2018 including higher depreciation associated with the implementation of a new loan management system.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 30, 2019	July 1, 2018
Balance, beginning of period	$189,885	$192,471
Provision for credit losses	60,874	48,932
Charge-offs, net of recoveries	(55,763)	(47,473)
Balance, end of period	$194,996	$193,930

Other Matters
Contractual Obligations
As of June 30, 2019, the Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 to reflect the new projected principal and interest payments for the remainder of 2019 and beyond as follows (in thousands):

	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments on debt	$1,160,128	$3,578,261	$1,967,892	$768,700	$7,474,981
Interest payments on debt	107,733	295,706	113,011	336,802	853,252
	$1,267,861	$3,873,967	$2,080,903	$1,105,502	$8,328,233
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at June 30, 2019 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations, and senior unsecured notes are shown without reduction for debt issuance costs. Refer to Note 12 for a breakout of the finance costs consistent with ASU No. 2015-03.
As of June 30, 2019, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
Off-Balance Sheet Arrangements
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPEs), which are considered variable interest entities (VIEs) under U.S. GAAP. Each SPE then converts those assets into cash, through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing.
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
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement because the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. For more information, refer to Note 13 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources as of June 30, 2019(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities, and return value to shareholders.(1) The Company will evaluate opportunities to return cash to its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles operations will continue to be primarily funded through cash flows generated by operations.(1) The Company expects the Financial Services operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, and asset-backed securitizations.

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under credit facilities. The following table summarizes the Company’s cash and availability under credit and conduit facilities (in thousands):

June 30, 2019
Cash and cash equivalents	$924,638

Credit facilities	1,334,305
Asset-backed U.S. commercial paper conduit facilities(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	19,309
Total availability under credit and conduit facilities	1,953,614
Total	$2,878,252

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
The following table summarizes the cash flow activity for the periods indicated (in thousands):

	Six months ended
	June 30, 2019	July 1, 2018
Net cash provided by operating activities	$496,232	$735,859
Net cash used by investing activities	(364,575)	(367,953)
Net cash used by financing activities	(380,946)	(74,342)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,439	(10,091)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(245,850)	$283,473
Operating Activities
The decrease in cash provided by operating activities for the first half of 2019 compared to the same period in 2018 was primarily due to lower sales and unfavorable changes in working capital which includes the impact of restructuring liabilities. There were no voluntary qualified pension plan contributions in the first half of 2018 or 2019 and no contributions are planned for the remainder of 2019.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance originations and collections. Capital expenditures were $83.2 million in the first six months of 2019 compared to $69.3 million in the same period last year. Net cash outflows for finance receivables for the first half of 2019 were $9.2 million higher than the same period last year. Other investing cash inflows, including the redemptions of marketable securities, were $26.5 million higher in the first six months of 2019 compared to the same period last year.

Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments, and debt activity. Cash outflows for share repurchases were $104.6 million in the first half of 2019 compared to $111.2 million in the same period last year. Share repurchases during the first six months of 2019 included $95.5 million or 2.7 million shares of common stock related to discretionary share repurchases and $9.1 million or 0.2 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of June 30, 2019, there were 13.7 million shares remaining on a board-approved share repurchase authorization. The Company paid dividends of $0.75 and $0.74 per share totaling $120.8 million and $124.7 million during the first half of 2019 and 2018, respectively.
Financing cash flows related to debt activity resulted in net cash outflows of $156.3 million in the first six months of 2019 compared to net cash inflows of $159.6 million in the first six months of 2018. The Company’s total outstanding debt consisted of the following (in thousands):

	June 30, 2019	July 1, 2018
Unsecured commercial paper	$405,695	$1,327,307
Asset-backed Canadian commercial paper conduit facility	148,740	166,638
Asset-backed U.S. commercial paper conduit facilities	464,136	300,000
Medium-term notes, net	4,687,660	4,435,449
Senior unsecured notes, net	742,959	742,292
Asset-backed securitization debt, net	1,002,869	169,430
Total debt	$7,452,059	$7,141,116
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of June 30, 2019 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	A3	Stable
Standard & Poor’s	A2	BBB+	Negative
Fitch	F1	A	Negative
Credit Facilities – In May 2019, the Company entered into a $195.0 million 364-day credit facility which matures on May 11, 2020. The Company also has a $780.0 million five-year credit facility which matures in April 2023 and a $765.0 million five-year credit facility which matures in April 2021. The new 364-day credit facility and the five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.74 billion as of June 30, 2019 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at June 30, 2019 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.40%	September 2014	September 2019
$600,000	2.15%	February 2015	February 2020
$450,000	LIBOR + 0.50%	May 2018	May 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$450,000	LIBOR + 0.94%	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
The fixed-rate Notes provide for semi-annual interest payments and the floating-rate Notes provide for quarterly interest payments. Principal on the Notes is due at maturity. Unamortized discount and debt issuance costs on the Notes reduced the outstanding balance by $12.3 million and $14.6 million at June 30, 2019 and July 1, 2018, respectively. There were no medium-term note maturities during the second quarter of 2019. During the first quarter of 2019, $600.0 million of 2.25% and $150.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full. During the second quarter of 2018, $877.5 million of 6.80% medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the first quarter of 2018.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The Canadian Conduit was renewed on June 28, 2019 with similar terms and a borrowing amount of up to C$220.0 million. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 30, 2019, the Canadian Conduit has an expiration date of June 26, 2020.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$7,600	$6,200
Second quarter	28,200	23,400	38,900	32,200
	$28,200	$23,400	$46,500	$38,400
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has two separate agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In November 2018, the Company renewed its existing $600.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Also at that time, the Company amended its existing $300.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits, increasing the aggregate commitment to $600.0 million. The aggregate commitment under this agreement is reduced monthly as collections on the related finance receivables are applied to the outstanding principal until the outstanding principal balance is less than or equal to $300.0 million, at which point the aggregate commitment will equal $300.0 million. In May 2019, the Company further amended this revolving facility agreement to allow for incremental borrowings, at the lenders’ discretion, of up to an additional $300.0 million in excess of the $300.0 million commitment. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$32,900	$29,300
Second quarter	—	—	59,100	53,300
	$—	$—	$92,000	$82,600
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2019, the U.S. Conduit Facilities have an expiration date of November 29, 2019.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes have various contractual maturities ranging from 2020 to 2026.
During the second quarter of 2019, the Company issued $500.0 million and $525.0 million, or $498.7 million and $522.6 million net of discount and issuance costs, respectively, of secured notes through on-balance sheet asset-backed securitization transactions. There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2019 or the first half of 2018. There were no off-balance sheet asset-backed securitization transactions during the first half of 2019 or 2018.
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
At June 30, 2019, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company's ability to meet the targets and expectations noted above depends upon, among other factors, the Company's ability to (i) execute its business plans and strategies, including the elements of the More Roads to Harley-Davidson plan for growth that the Company disclosed on July 30, 2018, and strengthen its existing business while enabling growth, (ii) manage and predict the impact that new or adjusted tariffs may have on our ability to sell product internationally, and the cost of raw materials and components, (iii) execute its strategy of growing ridership, globally, (iv) effectively execute the Company’s Manufacturing Optimization Plan within expected costs and timing and successfully carry out its global manufacturing and assembly operations, (v) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, (vi) successfully launch a smaller displacement motorcycle in India, (vii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (viii) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, (ix) realize expectations concerning market demand for electric models, which may depend in part on the building of necessary infrastructure, (x) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xi) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xii) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (xiii) reduce other costs to offset costs of the More Roads to Harley-Davidson plan and redirect capital without adversely affecting its existing business, (xiv) balance production volumes for its new motorcycles with consumer demand, (xv) manage risks that arise through expanding international manufacturing, operations and sales, (xvi) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (xvii) successfully determine, implement on a timely basis, and maintain a manner in which to sell motorcycles in the European Union, China, and ASEAN countries that does not subject its motorcycles to incremental tariffs, (xviii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xix) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xx) retain and attract talented employees, (xxi) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security, (xxii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xxiii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business, (xxiv) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xxv) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxvi) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxvii) manage its exposure to product liability claims and commercial or contractual disputes, (xxviii) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations, (xxix) conduct its corporate and manufacturing operations in Thailand in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets, (xxx) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness, (xxxi) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with the More Roads to Harley-Davidson plan, the Company's Manufacturing Optimization Plan, and its complex supply chain, and (xxxii) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner.

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
Refer to Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar relative to foreign currency. The Company’s most significant foreign currency risk relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Indian rupee, and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
The Company's earnings are affected by changes in the prices of commodities used in the production of motorcycles. The Company uses derivative instruments on a limited basis to hedge the prices of certain commodities.
HDFS’ earnings are affected by changes in interest rates. HDFS’ interest-rate sensitive financial instruments include finance receivables, debt and interest rate derivatives. HDFS utilizes interest rate swaps and caps to reduce the impact of fluctuations in interest rates on its debt.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchase of its common stock based on the date of trade during the quarter ended June 30, 2019:

2019 Fiscal Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to May 5	—	$—	—	14,943,706
May 6 to June 2	416,173	$34	416,173	14,528,706
June 3 to June 30	824,692	$35	824,692	13,704,306
Total	1,240,865	$35	1,240,865

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 1.2 million shares on a discretionary basis during the quarter ended June 30, 2019 under this authorization. As of June 30, 2019, 13.7 million shares remained under this authorization.
Under the share repurchase authorization, the Company’s common stock may be purchased through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, block trades, accelerated share repurchases, or privately negotiated transactions. The number of shares repurchased, if any, and the timing of repurchases will depend on a number of factors, including share price, trading volume, and general market conditions, as well as on working capital requirements, general business conditions, and other factors. The repurchase authority has no expiration date but may be suspended, modified, or discontinued at any time.
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2019, the Company acquired 1,465 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 6. Exhibits
Refer to the Exhibit Index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*
Form of Aircraft Time Sharing Agreement between the Registrant and each of Messrs. Levatich, Olin, Jones, Mansfield, Grimmer and Hund and Mses. Kumbier and Anding (supersedes form of Aircraft Time Sharing Agreement originally filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.2*
Form of Transition Agreement between the Registrant and each of Messrs. Mansfield and Grimmer and Ms. Anding (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2018 (File No. 1-9183))

10.3*	Amended and Restated Harley-Davidson, Inc. 2014 Incentive Stock Plan as amended effective January 25, 2019
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 8, 2019	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: August 8, 2019	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)