Form 10-Q
period 2019-09-29
HARLEY-DAVIDSON, INC.
filed 2019-11-07
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 154,292,388 shares of common stock as of November 1, 2019.

Harley-Davidson, Inc.

Form 10-Q

For The Quarter Ended September 29, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue:
Motorcycles and Related Products	$1,068,942	$1,123,945	$3,698,583	$4,013,013
Financial Services	203,577	191,724	590,935	558,000
	1,272,519	1,315,669	4,289,518	4,571,013
Costs and expenses:
Motorcycles and Related Products cost of goods sold	748,878	776,530	2,576,342	2,659,740
Financial Services interest expense	53,390	44,696	158,387	145,089
Financial Services provision for credit losses	33,747	23,530	94,621	72,462
Selling, administrative and engineering expense	309,031	306,665	885,273	909,898
Restructuring expense	7,629	14,832	31,682	74,044
	1,152,675	1,166,253	3,746,305	3,861,233
Operating income	119,844	149,416	543,213	709,780
Other income (expense), net	3,160	644	11,857	1,509
Investment income (loss)	2,041	(1,106)	11,970	2,630
Interest expense	7,789	7,762	23,304	23,180
Income before provision for income taxes	117,256	141,192	543,736	690,739
Provision for income taxes	30,693	27,337	133,597	159,783
Net income	$86,563	$113,855	$410,139	$530,956
Earnings per share:
Basic	$0.55	$0.69	$2.59	$3.18
Diluted	$0.55	$0.68	$2.58	$3.17
Cash dividends per share	$0.375	$0.370	$1.125	$1.110
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$86,563	$113,855	$410,139	$530,956
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15,321)	(2,212)	(3,720)	(21,779)
Derivative financial instruments	6,284	123	(6,080)	24,808
Pension and postretirement benefit plans	7,744	12,401	23,230	110,568
	(1,293)	10,312	13,430	113,597
Comprehensive income	$85,270	$124,167	$423,569	$644,553
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 29, 2019	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$862,381	$1,203,766	$926,992
Marketable securities	—	10,007	10,011
Accounts receivable, net	307,616	306,474	332,309
Finance receivables, net	2,210,001	2,214,424	2,116,386
Inventories	489,098	556,128	516,247
Restricted cash	79,115	49,275	36,471
Other current assets	140,786	144,368	151,042
	4,088,997	4,484,442	4,089,458
Finance receivables, net	5,305,579	5,007,507	5,187,176
Property, plant and equipment, net	844,446	904,132	884,960
Prepaid pension costs	—	—	140,763
Goodwill	63,727	55,048	55,318
Deferred income taxes	132,019	141,464	63,559
Lease assets	55,905	—	—
Other long-term assets	85,557	73,071	82,566
	$10,576,230	$10,665,664	$10,503,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,951	$284,861	$310,967
Accrued liabilities	556,990	601,130	564,832
Short-term debt	1,013,137	1,135,810	1,373,859
Current portion of long-term debt, net	1,779,673	1,575,799	1,526,156
	3,698,751	3,597,600	3,775,814
Long-term debt, net	4,607,041	4,887,667	4,196,517
Lease liabilities	39,408	—	—
Pension liabilities	82,561	107,776	54,138
Postretirement healthcare liabilities	89,032	94,453	112,798
Other long-term liabilities	223,218	204,219	211,561
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,827	1,819	1,819
Additional paid-in-capital	1,482,669	1,459,620	1,453,035
Retained earnings	2,238,313	2,007,583	1,958,445
Accumulated other comprehensive loss	(616,254)	(629,684)	(386,452)
Treasury stock, at cost	(1,270,336)	(1,065,389)	(873,875)
	1,836,219	1,773,949	2,152,972
	$10,576,230	$10,665,664	$10,503,800

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 29, 2019	December 31, 2018	September 30, 2018
Balances held by consolidated variable interest entities (Note 13):
Finance receivables, net - current	$308,568	$175,043	$128,005
Other assets	$1,618	$1,563	$1,408
Finance receivables, net - non-current	$1,175,086	$591,839	$331,415
Restricted cash - current and non-current	$78,334	$47,203	$33,726
Current portion of long-term debt, net	$346,350	$189,693	$140,189
Long-term debt, net	$1,079,278	$488,191	$253,329
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 29, 2019	September 30, 2018
Net cash provided by operating activities (Note 8)	$848,649	$1,122,555
Cash flows from investing activities:
Capital expenditures	(121,161)	(119,845)
Origination of finance receivables	(3,141,626)	(3,039,160)
Collections on finance receivables	2,695,918	2,564,695
Sales and redemptions of marketable securities	10,007	—
Acquisition of business	(7,000)	—
Other investing activities	12,388	(21,753)
Net cash used by investing activities	(551,474)	(616,063)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	546,655	1,144,018
Repayments of medium-term notes	(1,350,000)	(877,488)
Proceeds from securitization debt	1,021,353	—
Repayments of securitization debt	(244,250)	(224,507)
Borrowings of asset-backed commercial paper	177,950	120,903
Repayments of asset-backed commercial paper	(240,008)	(156,258)
Net (decrease) increase in credit facilities and unsecured commercial paper	(120,707)	102,154
Dividends paid	(179,409)	(186,105)
Repurchase of common stock	(217,454)	(195,998)
Issuance of common stock under employee stock option plans	2,180	3,157
Net cash used by financing activities	(603,690)	(270,124)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,110)	(12,567)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(310,625)	$223,801

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,259,748	$746,210
Net (decrease) increase in cash, cash equivalents and restricted cash	(310,625)	223,801
Cash, cash equivalents and restricted cash, end of period	$949,123	$970,011

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$862,381	$926,992
Restricted cash	79,115	36,471
Restricted cash included in Other long-term assets	7,627	6,548
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$949,123	$970,011
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2018	181,931,225	$1,819	$1,459,620	$2,007,583	$(629,684)	$(1,065,389)	$1,773,949
Net income	—	—	—	127,945	—	—	127,945
Other comprehensive income, net of tax (Note 18)	—	—	—	—	7,633	—	7,633
Dividends ($0.375 per share)	—	—	—	(60,859)	—	—	(60,859)
Repurchase of common stock	—	—	—	—	—	(61,712)	(61,712)
Share-based compensation	702,687	7	5,961	—	—	4,687	10,655
Balance, March 31, 2019	182,633,912	1,826	1,465,581	2,074,669	(622,051)	(1,122,414)	1,797,611
Net income	—	—	—	195,631	—	—	195,631
Other comprehensive income, net of tax (Note 18)	—	—	—	—	7,090	—	7,090
Dividends ($0.375 per share)	—	—	—	(59,982)	—	—	(59,982)
Repurchase of common stock	—	—	—	—	—	(42,908)	(42,908)
Share-based compensation	9,338	1	9,238	—	—	3,960	13,199
Balance, June 30, 2019	182,643,250	1,827	1,474,819	2,210,318	(614,961)	(1,161,362)	1,910,641
Net income	—	—	—	86,563	—	—	86,563
Other comprehensive loss, net of tax (Note 18)	—	—	—	—	(1,293)	—	(1,293)
Dividends ($0.375 per share)	—	—	—	(58,568)	—	—	(58,568)
Repurchase of common stock	—	—	—	—	—	(112,834)	(112,834)
Share-based compensation	80,249	—	7,850	—	—	3,860	11,710
Balance, September 29, 2019	182,723,499	$1,827	$1,482,669	$2,238,313	$(616,254)	$(1,270,336)	$1,836,219
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2017	181,286,547	$1,813	$1,422,808	$1,607,570	$(500,049)	$(687,865)	$1,844,277
Net income	—	—	—	174,763	—	—	174,763
Other comprehensive income, net of tax (Note 18)	—	—	—	—	93,445	—	93,445
Dividends ($0.370 per share)	—	—	—	(62,731)	—	—	(62,731)
Repurchase of common stock	—	—	—	—	—	(72,968)	(72,968)
Share-based compensation	489,896	5	9,884	—	—	3,250	13,139
Cumulative effect of change in accounting	—	—	—	6,024	—	—	6,024
Balance, April 1, 2018	181,776,443	1,818	1,432,692	1,725,626	(406,604)	(757,583)	1,995,949
Net income	—	—	—	242,338	—	—	242,338
Other comprehensive income, net of tax (Note 18)	—	—	—	—	9,840	—	9,840
Dividends ($0.370 per share)	—	—	—	(61,949)	—	—	(61,949)
Repurchase of common stock	—	—	—	—	—	(38,259)	(38,259)
Share-based compensation	13,644	—	9,888	—	—	3,719	13,607
Balance, July 1, 2018	181,790,087	1,818	1,442,580	1,906,015	(396,764)	(792,123)	2,161,526
Net income	—	—	—	113,855	—	—	113,855
Other comprehensive income, net of tax (Note 18)	—	—	—	—	10,312	—	10,312
Dividends ($0.370 per share)	—	—	—	(61,425)	—	—	(61,425)
Repurchase of common stock	—	—	—	—	—	(84,771)	(84,771)
Share-based compensation	90,208	1	10,455	—	—	3,019	13,475
Balance, September 30, 2018	181,880,295	$1,819	$1,453,035	$1,958,445	$(386,452)	$(873,875)	$2,152,972
The accompanying notes are an integral part of the consolidated financial statements.
HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Use of Estimates
The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its wholly-owned subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of September 29, 2019 and September 30, 2018, the Consolidated statements of income for the three and nine month periods then ended, the Consolidated statements of comprehensive income for the three and nine month periods then ended, the Consolidated statements of cash flows for the nine month periods then ended, and the Consolidated statements of shareholders' equity for the three and nine month periods then ended.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Recently Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 amends the lease accounting model by requiring a lessee to recognize the rights and obligations resulting from certain leases as assets and liabilities on the balance sheet. ASU 2016-02 also requires a company to disclose key information about their leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 using a modified retrospective approach. Pursuant to ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company applied the new leases standard at the adoption date and recognized a cumulative effect adjustment to the opening balance sheet on January 1, 2019.
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
The adoption of ASU 2016-02 resulted in the initial recognition of lease assets and lease liabilities related to the Company's leasing arrangements totaling approximately $60 million on January 1, 2019. The adoption of ASU 2016-02 had no impact on opening retained earnings on January 1, 2019 and is not expected to materially impact consolidated net income or cash flows on an ongoing basis.
In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 amends Accounting Standards Codification (ASC) 815, Derivatives and Hedging to improve the financial reporting of hedging relationships and to simplify the application of the hedge accounting guidance. The ASU makes various updates to the hedge accounting model, including changing the recognition and presentation of changes in the fair value of the hedging instrument and amending disclosure requirements, among other things. The Company adopted ASU 2017-12 on January 1, 2019. The adoption of ASU 2017-12 did not have a material impact on its financial statements.
Accounting Standards Not Yet Adopted
In July 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company is required to adopt ASU 2016-13 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 on a modified retrospective basis. Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. An entity will apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. The Company is continuing its implementation plan which includes model development, documentation and validation as well as the evaluation of associated processes, data sources, internal controls and policies. The Company anticipates that the adoption of ASU 2016-13 will result in an initial increase in the allowance for credit losses, with a decrease in retained earnings. The initial change in the allowance for credit losses at adoption and the ongoing effect of ASU 2016-13 on the provision for credit losses will be impacted by the size and composition of the Company's finance receivables portfolio at each reporting period, as well as other items including economic conditions and forecasts at that time.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15). The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the existing internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe the adoption of ASU 2018-15 will have a material impact on its financial statements.

3. Revenue
The following table includes revenue disaggregated by major source (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Motorcycles and Related Products Revenue:
Motorcycles	$779,344	$821,670	$2,871,982	$3,144,796
Parts & Accessories	203,173	212,406	584,134	612,495
General Merchandise	60,334	58,266	180,379	183,520
Licensing	8,611	10,680	27,099	29,445
Other	17,480	20,923	34,989	42,757
	1,068,942	1,123,945	3,698,583	4,013,013
Financial Services Revenue:
Interest income	175,840	166,013	502,721	478,693
Securitization and servicing fee income	137	260	489	916
Other income	27,600	25,451	87,725	78,391
	203,577	191,724	590,935	558,000
	$1,272,519	$1,315,669	$4,289,518	$4,571,013

Deferred revenue relates to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of Harley Owners Group memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. Deferred revenue, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows (in thousands):

	September 29, 2019	September 30, 2018
Balance, beginning of year	$29,055	$23,441
Balance, end of period	32,374	30,514

Previously deferred revenue recognized as revenue in the three months ended September 29, 2019 and September 30, 2018 was $6.0 million and $6.9 million, respectively, and $18.3 million and $16.0 million in the nine months ended September 29, 2019 and September 30, 2018. The Company expects to recognize approximately $17.1 million of the remaining unearned revenue over the next 12 months and $15.3 million thereafter.
4. Restructuring Expenses
In January 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which included the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). The consolidation of operations included the elimination of approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility through 2019. The Adelaide facility closure included the elimination of approximately 90 jobs. Through September 29, 2019, the Motorcycles segment incurred $144.5 million of restructuring expenses and other consolidation costs under the Manufacturing Optimization Plan since its inception in 2018.
The Company's estimated range for cumulative restructuring expenses and other consolidation costs is $142 million to $152 million under the Manufacturing Optimization Plan through 2019, of which approximately 70% are expected to be cash charges. The estimate includes $119 million to $124 million of restructuring expense and $23 million to $28 million of costs related to temporary inefficiencies. The Company expects restructuring expenses to include the cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $38 million to $40 million, $48 million to $49 million, and $33 million to $35 million, respectively.
In November 2018, the Company implemented a reorganization of its workforce (Reorganization Plan). As a result, approximately 70 employees left the Company on an involuntary basis.

Restructuring expense related to these plans is presented as a line item in the Consolidated statements of income and the accrued restructuring liability is recorded in Accrued liabilities on the Consolidated balance sheets. Changes in the accrued restructuring liability were as follows (in thousands):

	Three months ended September 29, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$9,661	$—	$23	$9,684	$144	$9,828
Restructuring (benefit) expense	(1)	719	6,850	7,568	61	7,629
Utilized - cash	(6,617)	—	(6,535)	(13,152)	(205)	(13,357)
Utilized - non cash	(2)	(719)	(336)	(1,057)	—	(1,057)
Foreign currency changes	(26)	—	—	(26)	—	(26)
Balance, end of period	$3,015	$—	$2	$3,017	$—	$3,017

	Three months ended September 30, 2018
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$36,758	$—	$77	$36,835	$—	$36,835
Restructuring (benefit) expense	(649)	9,420	6,061	14,832	—	14,832
Utilized - cash	(5,402)	—	(6,053)	(11,455)	—	(11,455)
Utilized - non cash	—	(9,420)	—	(9,420)	—	(9,420)
Foreign currency changes	(140)	—	(2)	(142)	—	(142)
Balance, end of period	$30,567	$—	$83	$30,650	$—	$30,650

	Nine months ended September 29, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$24,958	$—	$79	$25,037	$3,461	$28,498
Restructuring expense (benefit)	16	14,684	17,316	32,016	(334)	31,682
Utilized - cash	(21,951)	—	(16,357)	(38,308)	(3,101)	(41,409)
Utilized - non cash	(2)	(14,684)	(1,032)	(15,718)	—	(15,718)
Foreign currency changes	(6)	—	(4)	(10)	(26)	(36)
Balance, end of period	$3,015	$—	$2	$3,017	$—	$3,017

	Nine months ended September 30, 2018
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$—	$—	$—	$—	$—	$—
Restructuring expense	38,956	24,779	10,309	74,044	—	74,044
Utilized - cash	(7,835)	—	(10,220)	(18,055)	—	(18,055)
Utilized - non cash	—	(24,779)	—	(24,779)	—	(24,779)
Foreign currency changes	(554)	—	(6)	(560)	—	(560)
Balance, end of period	$30,567	$—	$83	$30,650	$—	$30,650

The Company incurred incremental Motorcycles and Related Products cost of goods sold due to temporary inefficiencies resulting from implementing the Manufacturing Optimization Plan during the three months ended September 29, 2019 and September 30, 2018 of $2.5 million and $6.2 million, respectively, and $10.0 million and $9.3 million, respectively, during the nine months ended September 29, 2019 and September 30, 2018.
5. Income Taxes
The Company’s effective income tax rate for the nine months ended September 29, 2019 was 24.6% compared to 23.1% for the nine months ended September 30, 2018.
6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$86,563	$113,855	$410,139	$530,956

Basic weighted-average shares outstanding	156,239	165,927	158,117	166,885
Effect of dilutive securities - employee stock compensation plan	705	737	677	796
Diluted weighted-average shares outstanding	156,944	166,664	158,794	167,681
Earnings per share:
Basic	$0.55	$0.69	$2.59	$3.18
Diluted	$0.55	$0.68	$2.58	$3.17

Outstanding options to purchase 1.1 million and 0.8 million shares of common stock for the three months ended September 29, 2019 and September 30, 2018, respectively, and 1.2 million and 1.1 million shares of common stock for the nine months ended September 29, 2019 and September 30, 2018, respectively, were not included in the effect of dilutive securities because the exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, Earnings per Share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculations for the three and nine month periods ended September 29, 2019 and September 30, 2018.

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
8. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities
The Company’s marketable securities consisted of the following (in thousands):

	September 29, 2019	December 31, 2018	September 30, 2018
Debt securities	$—	$10,007	$10,011
Mutual funds	49,821	44,243	49,832
	$49,821	$54,250	$59,843

Debt securities, which were included in Marketable securities on the Consolidated balance sheets, were carried at fair value with unrealized gains or losses reported in other comprehensive income. Mutual funds, which are included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in net income. The mutual funds are held to support certain deferred compensation obligations.
Inventories
Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consisted of the following (in thousands):

	September 29, 2019	December 31, 2018	September 30, 2018
Raw materials and work in process	$189,144	$177,110	$174,891
Motorcycle finished goods	206,324	301,630	251,794
Parts & accessories and general merchandise	152,269	136,027	141,918
Inventory at lower of FIFO cost or net realizable value	547,737	614,767	568,603
Excess of FIFO over LIFO cost	(58,639)	(58,639)	(52,356)
	$489,098	$556,128	$516,247

Operating Cash Flow
The reconciliation of net income to net cash provided by operating activities is as follows (in thousands):

	Nine months ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$410,139	$530,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,609	196,461
Amortization of deferred loan origination costs	57,303	61,213
Amortization of financing origination fees	7,032	6,207
Provision for long-term employee benefits	10,888	28,162
Employee benefit plan contributions and payments	(11,166)	(11,035)
Stock compensation expense	25,323	29,122
Net change in wholesale finance receivables related to sales	683	(18,400)
Provision for credit losses	94,621	72,462
Deferred income taxes	3,535	1,457
Other, net	7,839	29,340
Changes in current assets and liabilities:
Accounts receivable, net	(7,833)	(14,784)
Finance receivables - accrued interest and other	(4,574)	1,374
Inventories	62,870	8,270
Accounts payable and accrued liabilities	13,138	183,606
Derivative instruments	2,537	1,227
Other	1,705	16,917
	438,510	591,599
Net cash provided by operating activities	$848,649	$1,122,555

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
The Company offers wholesale financing to the Company’s independent dealers. Wholesale loans to dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Wholesale finance receivables are related primarily to the sale of motorcycles and related parts and accessories to dealers.
Finance receivables, net, consisted of the following (in thousands):

	September 29, 2019	December 31, 2018	September 30, 2018
Retail finance receivables	$6,642,809	$6,328,201	$6,508,670
Wholesale finance receivables	1,071,347	1,083,615	988,339
	7,714,156	7,411,816	7,497,009
Allowance for credit losses	(198,576)	(189,885)	(193,447)
	$7,515,580	$7,221,931	$7,303,562

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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 29, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$186,722	$8,274	$194,996
Provision for credit losses	35,071	(1,324)	33,747
Charge-offs	(41,076)	—	(41,076)
Recoveries	10,909	—	10,909
Balance, end of period	$191,626	$6,950	$198,576

	Three months ended September 30, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$187,502	$6,428	$193,930
Provision for credit losses	23,629	(99)	23,530
Charge-offs	(33,689)	(8)	(33,697)
Recoveries	9,684	—	9,684
Balance, end of period	$187,126	$6,321	$193,447

	Nine months ended September 29, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	95,458	(837)	94,621
Charge-offs	(121,538)	—	(121,538)
Recoveries	35,608	—	35,608
Balance, end of period	$191,626	$6,950	$198,576

	Nine months ended September 30, 2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	72,350	112	72,462
Charge-offs	(107,717)	(8)	(107,725)
Recoveries	36,239	—	36,239
Balance, end of period	$187,126	$6,321	$193,447

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

The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of the contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive, discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. Finance receivables in the wholesale portfolio that are not considered impaired on an individual basis are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance for credit losses is based on factors such as the specific borrower’s financial performance and ability to repay, the Company’s past loan loss experience, current economic conditions, and the value of the underlying collateral.
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, was as follows (in thousands):

	September 29, 2019
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	191,626	6,950	198,576
	$191,626	$6,950	$198,576
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,642,809	1,071,347	7,714,156
	$6,642,809	$1,071,347	$7,714,156

	December 31, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	182,098	7,787	189,885
	$182,098	$7,787	$189,885
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,328,201	1,083,615	7,411,816
	$6,328,201	$1,083,615	$7,411,816

	September 30, 2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	187,126	6,321	193,447
	$187,126	$6,321	$193,447
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,508,670	988,339	7,497,009
	$6,508,670	$988,339	$7,497,009

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the finance receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. Accordingly, as of September 29, 2019, December 31, 2018 and September 30, 2018, all retail finance receivables were accounted for as interest-earning receivables, of which $35.6 million, $41.2 million and $31.6 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. There were no wholesale receivables on non-accrual status at September 29, 2019, December 31, 2018 or September 30, 2018. At September 29, 2019, December 31, 2018 and September 30, 2018, $2.0 million, $1.1 million, and $0.2 million of wholesale finance receivables were 90 days or more past due and accruing interest, respectively.
The aging analysis of finance receivables was as follows (in thousands):

	September 29, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,425,097	$134,074	$48,033	$35,605	$217,712	$6,642,809
Wholesale finance receivables	1,068,510	615	209	2,013	2,837	1,071,347
	$7,493,607	$134,689	$48,242	$37,618	$220,549	$7,714,156

	December 31, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,100,186	$136,945	$49,825	$41,245	$228,015	$6,328,201
Wholesale finance receivables	1,081,729	522	273	1,091	1,886	1,083,615
	$7,181,915	$137,467	$50,098	$42,336	$229,901	$7,411,816

	September 30, 2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,304,096	$128,123	$44,808	$31,643	$204,574	$6,508,670
Wholesale finance receivables	987,563	500	115	161	776	988,339
	$7,291,659	$128,623	$44,923	$31,804	$205,350	$7,497,009
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
The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	September 29, 2019	December 31, 2018	September 30, 2018
Prime	$5,454,920	$5,183,754	$5,321,464
Sub-prime	1,187,889	1,144,447	1,187,206
	$6,642,809	$6,328,201	$6,508,670

The Company's credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. The Company utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and individually evaluates credit risk factors for each borrower. The Company uses the following internal credit quality indicators, based on an internal risk rating system, listed from highest level of risk to lowest level of risk for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon the Company’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. The internal rating system considers factors such as the specific borrower's ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.
The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	September 29, 2019	December 31, 2018	September 30, 2018
Doubtful	$4,964	$2,210	$—
Substandard	752	9,660	8,953
Special Mention	14,813	10,299	25,459
Medium Risk	11,544	25,802	15,825
Low Risk	1,039,274	1,035,644	938,102
	$1,071,347	$1,083,615	$988,339

10. Derivative Instruments and Hedging Activities
The Company is exposed to risks from fluctuations in foreign currency exchange rates, interest rates and commodity prices. To reduce its exposure to such risks, the Company selectively uses derivative financial instruments. All derivative transactions are authorized and executed pursuant to regularly reviewed policies and procedures which prohibit the use of financial instruments for speculative trading purposes.
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
All derivative instruments are recognized on the Consolidated balance sheets at fair value. In accordance with ASC Topic 815, Derivatives and Hedging, the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.
Changes in the fair value of derivative instruments that are designated as cash flow hedges are initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a hedging derivative instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivative instruments not designated in hedging relationships are recorded directly in earnings.

The following tables summarize the notional and recorded fair values of the Company’s derivative financial instruments (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments Under ASC Topic 815
	September 29, 2019			December 31, 2018			September 30, 2018
	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities
Foreign currency contracts	$441,131	$11,459	$790	$442,976	$15,071	$313	$512,071	$11,687	$718
Commodity contracts	744	—	56	827	—	46	925	9	—
Treasury rate locks	—	—	—	—	—	—	50,000	52	—
Interest rate swaps	900,000	—	11,164	900,000	—	4,494	450,000	550	—
	$1,341,875	$11,459	$12,010	$1,343,803	$15,071	$4,853	$1,012,996	$12,298	$718

	Derivatives Not Designated as Hedging Instruments Under ASC Topic 815
	September 29, 2019			December 31, 2018			September 30, 2018
	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities	Notional Value	Other Current Assets	Accrued Liabil-ities
Foreign currency contracts	$193,959	$278	$219	$—	$—	$—	$—	$—	$—
Commodity contracts	9,485	230	360	5,239	—	463	5,207	233	213
Interest rate cap	427,530	4	—	—	—	—	—	—	—
	$630,974	$512	$579	$5,239	$—	$463	$5,207	$233	$213

The following tables summarize the amounts of gains and losses related to derivative financial instruments designated as cash flow hedges (in thousands):

	Amount of Gain/(Loss) Recognized in OCI		Amount of Gain/(Loss) Reclassified from AOCL		Location of Gain/(Loss) Reclassified from AOCL	Amounts shown on the Consolidated Statements of Income
	Three months ended				Consolidated Statements of Income line item	Three months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018		September 29, 2019	September 30, 2018
Foreign currency contracts	$13,135	$4,508	$5,826	$5,695	Motorcycles cost of goods sold	$748,878	$776,530
Commodity contracts	(15)	5	(28)	—	Motorcycles cost of goods sold	$748,878	$776,530
Treasury rate locks	—	—	(91)	(90)	Interest expense	$7,789	$7,762
Treasury rate locks	—	52	(33)	(33)	Financial Services interest expense	$53,390	$44,696
Interest rate swaps	(708)	486	(1,463)	(661)	Financial Services interest expense	$53,390	$44,696
	$12,412	$5,051	$4,211	$4,911

	Amount of Gain/(Loss) Recognized in OCI		Amount of Gain/(Loss) Reclassified from AOCL		Location of Gain/(Loss) Reclassified from AOCL	Amounts shown on the Consolidated Statements of Income
	Nine months ended				Consolidated Statements of Income line item	Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018		September 29, 2019	September 30, 2018
Foreign currency contracts	$14,422	$31,253	$15,947	$(58)	Motorcycles cost of goods sold	$2,576,342	$2,659,740
Commodity contracts	(55)	(7)	(45)	(85)	Motorcycles cost of goods sold	$2,576,342	$2,659,740
Treasury rate locks	—	—	(272)	(271)	Interest expense	$23,304	$23,180
Treasury rate locks	—	93	(97)	(103)	Financial Services interest expense	$158,387	$145,089
Interest rate swaps	(9,569)	(400)	(2,899)	(950)	Financial Services Interest expense	$158,387	$145,089
	$4,798	$30,939	$12,634	$(1,467)

As of September 29, 2019, the Company estimates a $4.4 million net gain currently recorded in Accumulated other comprehensive loss (AOCL) will be reclassified into income over the next twelve months.
The following table summarizes the amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments (in thousands). Foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the interest rate cap was recorded in Financial services interest expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Foreign currency contracts	$1,719	$—	$1,602	$—
Commodity contracts	(15)	(85)	(8)	59
Interest rate cap	(1)	—	(142)	—
	$1,703	$(85)	$1,452	$59

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
11. Leases
The Company determines if an arrangement is or contains a lease at contract inception. Right-of-use (ROU) assets related to leases are recorded in Lease assets and lease liabilities are recorded in Accrued liabilities and Lease liabilities on the Consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The ROU asset also includes prepaid lease payments and initial direct costs and is reduced for lease incentives paid by the lessor. The discount rate used to determine the present value is generally the Company's incremental borrowing rate because the implicit rate in the lease is not readily determinable. The lease term used to calculate the ROU asset and lease liabilities includes periods covered by options to extend or terminate when the Company is reasonably certain the lease term will include these optional periods.

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
Operating lease expense for the three and nine months ended September 29, 2019 was $7.4 million and $20.1 million, respectively. This includes variable lease costs related to leases involving assets operated by a third-party of approximately $1.6 million and $4.8 million for the three and nine months ended September 29, 2019, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases was as follows (in thousands):

September 29, 2019
Lease assets	$55,905

Accrued liabilities	$18,421
Lease liabilities	39,408
$57,829

Future maturities of the Company's lease liabilities as of September 29, 2019 were as follows (in thousands):

Operating Leases
2019	$5,421
2020	18,781
2021	15,743
2022	10,507
2023	4,396
Thereafter	6,649
Future lease payments	61,497
Less present value discount	3,668
Lease liability	$57,829

Other lease information was as follows (dollars in thousands):

	Three months ended	Nine months ended
	September 29, 2019	September 29, 2019
Operating cash outflows for amounts included in the measurement of lease liabilities	$6,073	$15,944
Right-of-use assets obtained in exchange for lease obligations	$6,724	$10,986

September 29, 2019
Weighted-average remaining lease term (in years)	4.23
Weighted-average discount rate	3.3%

12. Debt
Debt with a contractual term of one year or less is generally classified as short-term and consisted of the following (in thousands):

	September 29, 2019	December 31, 2018	September 30, 2018
Unsecured commercial paper	$1,013,137	$1,135,810	$1,373,859

Debt with a contractual term greater than one year is generally classified as long-term and consisted of the following (in thousands):

		September 29, 2019	December 31, 2018	September 30, 2018
Secured debt (Note 13):
Asset-backed Canadian commercial paper conduit facility		$128,368	$155,951	$149,418
Asset-backed U.S. commercial paper conduit facilities		552,757	582,717	265,044
Asset-backed securitization debt		875,966	95,216	128,577
Less: unamortized discounts and debt issuance costs		(3,095)	(49)	(103)
		1,553,996	833,835	542,936
Unsecured debt (at par value):
Medium-term notes:
Due in 2019, issued January 2016	2.25%	—	600,000	600,000
Due in 2019, issued March 2017	LIBOR + 0.35%	—	150,000	150,000
Due in 2019, issued September 2014	2.40%	—	600,000	600,000
Due in 2020, issued February 2015	2.15%	600,000	600,000	600,000
Due in 2020, issued May 2018	LIBOR + 0.50%	450,000	450,000	450,000
Due in 2020, issued March 2017	2.40%	350,000	350,000	350,000
Due in 2021, issued January 2016	2.85%	600,000	600,000	600,000
Due in 2021, issued November 2018	LIBOR + 0.94%	450,000	450,000	—
Due in 2021, issued May 2018	3.55%	350,000	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	—	—
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Less: unamortized discounts and debt issuance costs		(10,409)	(12,993)	(12,721)
		4,089,591	4,887,007	4,437,279
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Less: unamortized discounts and debt issuance costs		(6,873)	(7,376)	(7,542)
		743,127	742,624	742,458
		4,832,718	5,629,631	5,179,737
Long-term debt		6,386,714	6,463,466	5,722,673
Less: Current portion of long-term debt, net		(1,779,673)	(1,575,799)	(1,526,156)
Long-term debt, net		$4,607,041	$4,887,667	$4,196,517

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
If the Company meets all three of the sale criteria above, the transaction is recorded as a sale for accounting purposes and is referred to as an off-balance sheet asset-backed financing. Upon sale, the retail motorcycle finance receivables are removed from the Company’s Consolidated balance sheets and a gain or loss is recognized for the difference between the cash proceeds received, the assets derecognized, and the liabilities recognized as part of the transaction. The gain or loss on sale is included in Financial Services revenue in the Consolidated statements of income.
The Company is not required, and does not currently intend, to provide any additional financial support to the on- or off-balance sheet VIEs associated with these transactions. Investors and creditors in these transactions only have recourse to the assets held by the VIEs.
The following tables show the assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets (in thousands):

	September 29, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$929,773	$(27,517)	$45,096	$469	$947,821	$872,871
Asset-backed U.S. commercial paper conduit facilities	599,099	(17,701)	33,238	1,149	615,785	552,757
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	242,244	(3,182)	8,408	258	247,728	128,368
	$1,771,116	$(48,400)	$86,742	$1,876	$1,811,334	$1,553,996

	December 31, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$158,718	$(4,691)	$17,191	$329	$171,547	$95,167
Asset-backed U.S. commercial paper conduit facilities	631,588	(18,733)	30,012	1,234	644,101	582,717
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	181,774	(3,130)	8,779	343	187,766	155,951
	$972,080	$(26,554)	$55,982	$1,906	$1,003,414	$833,835

	September 30, 2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$190,461	$(5,634)	$18,508	$437	$203,772	$128,474
Asset-backed U.S. commercial paper conduit facilities	282,986	(8,393)	15,218	971	290,782	265,044
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	173,395	(3,115)	9,293	324	179,897	149,418
	$646,842	$(17,142)	$43,019	$1,732	$674,451	$542,936

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
There were no on-balance sheet asset-backed securitization transactions during the third quarter of 2019. During the second quarter of 2019, the Company issued $500.0 million and $525.0 million, or $498.7 million and $522.6 million net of discounts and issuance costs, respectively, of secured notes through on-balance sheet asset-backed securitization transactions. There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2019 or the nine months ended September 30, 2018.
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
Under the U.S. Conduit Facilities, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 29, 2019, the U.S. Conduit Facilities have an expiration date of November 29, 2019.
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
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$32,900	$29,300
Second quarter	—	—	59,100	53,300
Third quarter	174,400	154,600	—	—
	$174,400	$154,600	$92,000	$82,600

On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility
In June 2019, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 29, 2019, the Canadian Conduit has an expiration date of June 26, 2020.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $119.4 million at September 29, 2019. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$7,600	$6,200
Second quarter	28,200	23,400	38,900	32,200
Third quarter	—	—	—	—
	$28,200	$23,400	$46,500	$38,400

Off-Balance Sheet Asset-Backed Securitization VIE
There were no off-balance sheet asset-backed securitization transactions during the nine months ended September 29, 2019 or September 30, 2018. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
The Company is not the primary beneficiary of the off-balance sheet asset-backed securitization VIE because it only retained servicing rights and does not have the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. Accordingly, this transaction met the accounting sale requirements under ASC Topic 860 and was recorded as a sale for accounting purposes. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s Consolidated balance sheets and a gain was recognized for the difference between the cash proceeds received, the assets derecognized and the liabilities recognized as part of the transaction. The gain on sale was included in Financial Services revenue in the Consolidated statements of income.
At September 29, 2019, the assets of this off-balance sheet asset-backed securitization VIE were $43.9 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at September 29, 2019. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities
The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated statements of income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.5 million and $0.9 million during the nine months ended September 29, 2019 and September 30, 2018, respectively.

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	September 29, 2019	December 31, 2018	September 30, 2018
On-balance sheet serviced retail motorcycle finance receivables	$6,500,938	$6,185,350	$6,360,907
Off-balance sheet serviced retail motorcycle finance receivables	43,938	79,613	93,147
	$6,544,876	$6,264,963	$6,454,054
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	September 29, 2019	December 31, 2018	September 30, 2018
On-balance sheet serviced retail motorcycle finance receivables	$217,712	$228,015	$204,574
Off-balance sheet serviced retail motorcycle finance receivables	954	1,658	1,767
	$218,666	$229,673	$206,341
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
On-balance sheet serviced retail motorcycle finance receivables	$30,167	$24,005	$85,930	$71,478
Off-balance sheet serviced retail motorcycle finance receivables	(18)	230	375	729
	$30,149	$24,235	$86,305	$72,207

14. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Foreign currency contracts, commodity contracts and treasury rate locks are valued using quoted forward rates and prices; interest rate swaps and caps are valued using quoted interest rates and yield curves; investments in marketable debt securities and cash equivalents are valued using quoted prices.
Level 3 inputs are not observable in the market and include the Company's judgments about the assumptions market participants would use in pricing the asset or liability.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 29, 2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$624,789	$496,900	$127,889
Marketable securities	49,821	49,821	—
Derivatives instruments	11,971	—	11,971
	$686,581	$546,721	$139,860
Liabilities:
Derivatives instruments	$12,589	$—	$12,589
	December 31, 2018
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$998,601	$728,800	$269,801
Marketable securities	54,250	44,243	10,007
Derivatives instruments	15,071	—	15,071
	$1,067,922	$773,043	$294,879
Liabilities:
Derivatives instruments	$5,316	$—	$5,316
	September 30, 2018
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$687,956	$446,300	$241,656
Marketable securities	59,843	49,832	10,011
Derivatives instruments	12,531	—	12,531
	$760,330	$496,132	$264,198
Liabilities:
Derivatives instruments	$931	$—	$931

Nonrecurring Fair Value Measurements
Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $19.4 million, $20.2 million and $19.5 million at September 29, 2019, December 31, 2018 and September 30, 2018, respectively, for which the fair value adjustment was $8.8 million, $9.7 million and $6.7 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost
The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values.
The following table summarizes the fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost (in thousands):

	September 29, 2019		December 31, 2018		September 30, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,561,797	$7,515,580	$7,304,334	$7,221,931	$7,394,684	$7,303,562
Liabilities:
Unsecured commercial paper	$1,013,137	$1,013,137	$1,135,810	$1,135,810	$1,373,859	$1,373,859
Asset-backed U.S. commercial paper conduit facilities	$552,757	$552,757	$582,717	$582,717	$265,044	$265,044
Asset-backed Canadian commercial paper conduit facility	$128,368	$128,368	$155,951	$155,951	$149,418	$149,418
Medium-term notes	$4,138,941	$4,089,591	$4,829,671	$4,887,007	$4,386,030	$4,437,279
Senior unsecured notes	$773,434	$743,127	$707,198	$742,624	$707,252	$742,458
Asset-backed securitization debt	$877,423	$872,871	$94,974	$95,167	$127,906	$128,474

Finance Receivables, Net – The carrying value of retail and wholesale finance receivables is amortized cost less an allowance for credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. Fair value is determined based on Level 3 inputs. The amortized cost basis of wholesale finance receivables approximates fair value because they either are short-term or have interest rates that adjust with changes in market interest rates.
Debt – The carrying value of debt is generally amortized cost, net of discounts and debt issuance costs. The fair value of unsecured commercial paper is calculated using Level 2 inputs and approximates carrying value due to its short maturity. The fair value of debt provided under the U.S. Conduit Facilities and Canadian Conduit Facility is calculated using Level 2 inputs and approximates carrying value since the interest rates charged under the facility are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior unsecured notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs).

15. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except for Japan, where the Company currently provides a standard three-year limited warranty on all new motorcycles sold. In addition, the Company provides a one year warranty for Parts & Accessories. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims using an estimated cost based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company accrues for the estimated cost associated with voluntary recalls in the period that management approves and commits to the recall. Changes in the Company’s warranty and recall liabilities were as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Balance, beginning of period	$108,804	$89,943	$131,740	$94,202
Warranties issued during the period	12,988	12,038	41,955	43,548
Settlements made during the period	(26,906)	(21,550)	(73,291)	(59,965)
Recalls and changes to pre-existing warranty liabilities	1,990	3,493	(3,528)	6,139
Balance, end of period	$96,876	$83,924	$96,876	$83,924

The liability for recall campaigns was $40.5 million, $73.3 million and $23.9 million as of September 29, 2019, December 31, 2018 and September 30, 2018, respectively. The Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million for the nine months ended September 29, 2019.
16. Employee Benefit Plans
The Company has a defined benefit qualified pension plan and postretirement healthcare benefit plans that cover certain employees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993. Service cost is allocated among Selling, administrative and engineering expense, Motorcycles cost of goods sold and Inventories. Amounts capitalized in inventory are not significant. Non-service cost components of net periodic benefit cost are presented in Other income (expense), net. Components of net periodic benefit cost were as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Pension and SERPA Benefits:
Service cost	$6,072	$8,063	$19,336	$24,281
Interest cost	21,371	20,729	64,113	62,048
Expected return on plan assets	(35,581)	(36,925)	(106,743)	(110,742)
Amortization of unrecognized:
Prior service credit	(483)	(105)	(1,449)	(316)
Net loss	11,128	16,318	33,384	48,455
Settlement loss	1,500	—	1,500	—
Curtailment loss	—	—	—	1,018
Net periodic benefit cost	$4,007	$8,080	$10,141	$24,744

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Postretirement Healthcare Benefits:
Service cost	$1,040	$1,789	$3,409	$5,390
Interest cost	2,938	2,886	8,814	8,669
Expected return on plan assets	(3,507)	(3,541)	(10,521)	(10,623)
Amortization of unrecognized:
Prior service credit	(595)	(460)	(1,785)	(1,380)
Net loss	69	454	207	1,362
Special retirement benefit cost	—	—	1,583	—
Curtailment gain	—	—	(960)	—
Net periodic benefit cost	$(55)	$1,128	$747	$3,418

During the nine months ended September 30, 2018, the qualified pension plan and certain postretirement healthcare plan assets and obligations were remeasured as a result of a curtailment of benefits related to the Company's restructuring activities, discussed further in Note 4. As a result of the remeasurement, the Company recorded a benefit of $96.4 million before income taxes in other comprehensive income during the nine months ended September 30, 2018.
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
Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the DOJ each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement, and on February 8, 2019 the DOJ filed a status update reminding the court of the current status of the outstanding matter. The Company has an accrual associated with this matter recorded in Accrued liabilities on the Consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matter
The Company is involved with government agencies and groups of potentially responsible parties related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the Navy which calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study at the York facility has been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.

Product Liability Matters
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
18. Accumulated Other Comprehensive Loss
The following tables set forth the changes in Accumulated other comprehensive loss (AOCL) (in thousands):

	Three months ended September 29, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(38,007)	$(10,579)	$(566,375)	$(614,961)
Other comprehensive (loss) income before reclassifications	(15,451)	12,412	—	(3,039)
Income tax benefit (expense)	130	(2,923)	—	(2,793)
	(15,321)	9,489	—	(5,832)
Reclassifications:
Net gain on derivative instruments	—	(4,211)	—	(4,211)
Prior service credits(a)	—	—	(1,078)	(1,078)
Actuarial losses(a)	—	—	11,197	11,197
Reclassifications before tax	—	(4,211)	10,119	5,908
Income tax benefit (expense)	—	1,006	(2,375)	(1,369)
	—	(3,205)	7,744	4,539
Other comprehensive (loss) income	(15,321)	6,284	7,744	(1,293)
Balance, end of period	$(53,328)	$(4,295)	$(558,631)	$(616,254)

	Three months ended September 30, 2018
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(41,419)	$7,431	$(362,776)	$(396,764)
Other comprehensive (loss) income before reclassifications	(2,037)	5,051	—	3,014
Income tax expense	(175)	(1,180)	—	(1,355)
	(2,212)	3,871	—	1,659
Reclassifications:
Net gain on derivative instruments	—	(4,911)	—	(4,911)
Prior service credits(a)	—	—	(565)	(565)
Actuarial losses(a)	—	—	16,772	16,772
Reclassifications before tax	—	(4,911)	16,207	11,296
Income tax benefit (expense)	—	1,163	(3,806)	(2,643)
	—	(3,748)	12,401	8,653
Other comprehensive (loss) income	(2,212)	123	12,401	10,312
Balance, end of period	$(43,631)	$7,554	$(350,375)	$(386,452)

	Nine months ended September 29, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$1,785	$(581,861)	$(629,684)
Other comprehensive (loss) income before reclassifications	(3,693)	4,798	—	1,105
Income tax expense	(27)	(1,247)	—	(1,274)
	(3,720)	3,551	—	(169)
Reclassifications:
Net gain on derivative instruments	—	(12,634)	—	(12,634)
Prior service credits(a)	—	—	(3,234)	(3,234)
Actuarial losses(a)	—	—	33,591	33,591
Reclassifications before tax	—	(12,634)	30,357	17,723
Income tax benefit (expense)	—	3,003	(7,127)	(4,124)
	—	(9,631)	23,230	13,599
Other comprehensive (loss) income	(3,720)	(6,080)	23,230	13,430
Balance, end of period	$(53,328)	$(4,295)	$(558,631)	$(616,254)

	Nine months ended September 30, 2018
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$(17,254)	$(460,943)	$(500,049)
Other comprehensive (loss) income before reclassifications	(21,604)	30,939	96,374	105,709
Income tax expense	(175)	(7,269)	(22,629)	(30,073)
	(21,779)	23,670	73,745	75,636
Reclassifications:
Net loss on derivative instruments	—	1,467	—	1,467
Prior service credits(a)	—	—	(1,696)	(1,696)
Actuarial losses(a)	—	—	49,817	49,817
Reclassifications before tax	—	1,467	48,121	49,588
Income tax expense	—	(329)	(11,298)	(11,627)
	—	1,138	36,823	37,961
Other comprehensive (loss) income	(21,779)	24,808	110,568	113,597
Balance, end of period	$(43,631)	$7,554	$(350,375)	$(386,452)

(a)	Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 16

19. Business Segments
The Company's Motorcycles and Financial Services segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Motorcycles and Related Products:
Motorcycles revenue	$1,068,942	$1,123,945	$3,698,583	$4,013,013
Gross profit	320,064	347,415	1,122,241	1,353,273
Selling, administrative and engineering expense	265,464	266,921	754,479	797,323
Restructuring expense	7,629	14,832	31,682	74,044
Operating income	46,971	65,662	336,080	481,906
Financial Services:
Financial Services revenue	203,577	191,724	590,935	558,000
Financial Services expense	130,704	107,970	383,802	330,126
Operating income	72,873	83,754	207,133	227,874
Operating income	$119,844	$149,416	$543,213	$709,780

20. Supplemental Consolidating Data
The supplemental consolidating data for the periods noted is presented for informational purposes. The supplemental consolidating data may be different than segment information presented elsewhere due to the allocation of intercompany eliminations to the reportable segments. All supplemental data is presented in thousands.

	Three months ended September 29, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,074,397	$—	$(5,455)	$1,068,942
Financial Services	—	201,308	2,269	203,577
	1,074,397	201,308	(3,186)	1,272,519
Costs and expenses:
Motorcycles and Related Products cost of goods sold	748,878	—	—	748,878
Financial Services interest expense	—	53,390	—	53,390
Financial Services provision for credit losses	—	33,747	—	33,747
Selling, administrative and engineering expense	269,080	42,996	(3,045)	309,031
Restructuring expense	7,629	—	—	7,629
	1,025,587	130,133	(3,045)	1,152,675
Operating income	48,810	71,175	(141)	119,844
Other income (expense), net	3,160	—	—	3,160
Investment income	52,041	—	(50,000)	2,041
Interest expense	7,789	—	—	7,789
Income before provision for income taxes	96,222	71,175	(50,141)	117,256
Provision for income taxes	13,517	17,176	—	30,693
Net income	$82,705	$53,999	$(50,141)	$86,563

	Nine months ended September 29, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$3,714,091	$—	$(15,508)	$3,698,583
Financial Services	—	584,258	6,677	590,935
	3,714,091	584,258	(8,831)	4,289,518
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,576,342	—	—	2,576,342
Financial Services interest expense	—	158,387	—	158,387
Financial Services provision for credit losses	—	94,621	—	94,621
Selling, administrative and engineering expense	764,848	129,170	(8,745)	885,273
Restructuring expense	31,682	—	—	31,682
	3,372,872	382,178	(8,745)	3,746,305
Operating income	341,219	202,080	(86)	543,213
Other income (expense), net	11,857	—	—	11,857
Investment income	151,970	—	(140,000)	11,970
Interest expense	23,304	—	—	23,304
Income before provision for income taxes	481,742	202,080	(140,086)	543,736
Provision for income taxes	85,422	48,175	—	133,597
Net income	$396,320	$153,905	$(140,086)	$410,139

	Three months ended September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$1,126,977	$—	$(3,032)	$1,123,945
Financial Services	—	192,188	(464)	191,724
	1,126,977	192,188	(3,496)	1,315,669
Costs and expenses:
Motorcycles and Related Products cost of goods sold	776,530	—	—	776,530
Financial Services interest expense	—	44,696	—	44,696
Financial Services provision for credit losses	—	23,530	—	23,530
Selling, administrative and engineering expense	267,316	42,776	(3,427)	306,665
Restructuring expense	14,832	—	—	14,832
	1,058,678	111,002	(3,427)	1,166,253
Operating income	68,299	81,186	(69)	149,416
Other income (expense), net	644	—	—	644
Investment loss	(1,106)	—	—	(1,106)
Interest expense	7,762	—	—	7,762
Income before provision for income taxes	60,075	81,186	(69)	141,192
Provision for income taxes	10,613	16,724	—	27,337
Net income	$49,462	$64,462	$(69)	$113,855

	Nine months ended September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Revenue:
Motorcycles and Related Products	$4,021,268	$—	$(8,255)	$4,013,013
Financial Services	—	559,436	(1,436)	558,000
	4,021,268	559,436	(9,691)	4,571,013
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,659,740	—	—	2,659,740
Financial Services interest expense	—	145,089	—	145,089
Financial Services provision for credit losses	—	72,462	—	72,462
Selling, administrative and engineering expense	798,544	120,830	(9,476)	909,898
Restructuring expense	74,044	—	—	74,044
	3,532,328	338,381	(9,476)	3,861,233
Operating income	488,940	221,055	(215)	709,780
Other income (expense), net	1,509	—	—	1,509
Investment income	112,630	—	(110,000)	2,630
Interest expense	23,180	—	—	23,180
Income before provision for income taxes	579,899	221,055	(110,215)	690,739
Provision for income taxes	110,529	49,254	—	159,783
Net income	$469,370	$171,801	$(110,215)	$530,956

	September 29, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$482,106	$380,275	$—	$862,381
Accounts receivable, net	635,997	—	(328,381)	307,616
Finance receivables, net	—	2,210,001	—	2,210,001
Inventories	489,098	—	—	489,098
Restricted cash	—	79,115	—	79,115
Other current assets	109,724	46,013	(14,951)	140,786
	1,716,925	2,715,404	(343,332)	4,088,997
Finance receivables, net	—	5,305,579	—	5,305,579
Property, plant and equipment, net	791,107	53,339	—	844,446
Goodwill	63,727	—	—	63,727
Deferred income taxes	92,921	40,411	(1,313)	132,019
Lease assets	49,706	6,199	—	55,905
Other long-term assets	157,341	20,401	(92,185)	85,557
	$2,871,727	$8,141,333	$(436,830)	$10,576,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,843	$362,489	$(328,381)	$348,951
Accrued liabilities	462,644	108,719	(14,373)	556,990
Short-term debt	—	1,013,137	—	1,013,137
Current portion of long-term debt, net	—	1,779,673	—	1,779,673
	777,487	3,264,018	(342,754)	3,698,751
Long-term debt, net	743,127	3,863,914	—	4,607,041
Lease liabilities	33,296	6,112	—	39,408
Pension liability	82,561	—	—	82,561
Postretirement healthcare liability	89,032	—	—	89,032
Other long-term liabilities	180,103	40,261	2,854	223,218
Commitments and contingencies (Note 17)
Shareholders’ equity	966,121	967,028	(96,930)	1,836,219
	$2,871,727	$8,141,333	$(436,830)	$10,576,230

	December 31, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$544,548	$659,218	$—	$1,203,766
Marketable securities	10,007	—	—	10,007
Accounts receivable, net	425,727	—	(119,253)	306,474
Finance receivables, net	—	2,214,424	—	2,214,424
Inventories	556,128	—	—	556,128
Restricted cash	—	49,275	—	49,275
Other current assets	91,172	59,070	(5,874)	144,368
	1,627,582	2,981,987	(125,127)	4,484,442
Finance receivables, net	—	5,007,507	—	5,007,507
Property, plant and equipment, net	847,176	56,956	—	904,132
Goodwill	55,048	—	—	55,048
Deferred income taxes	105,388	37,603	(1,527)	141,464
Other long-term assets	144,122	18,680	(89,731)	73,071
	$2,779,316	$8,102,733	$(216,385)	$10,665,664
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,587	$145,527	$(119,253)	$284,861
Accrued liabilities	496,643	110,063	(5,576)	601,130
Short-term debt	—	1,135,810	—	1,135,810
Current portion of long-term debt, net	—	1,575,799	—	1,575,799
	755,230	2,967,199	(124,829)	3,597,600
Long-term debt, net	742,624	4,145,043	—	4,887,667
Pension liability	107,776	—	—	107,776
Postretirement healthcare liability	94,453	—	—	94,453
Other long-term liabilities	164,243	37,142	2,834	204,219
Commitments and contingencies (Note 17)
Shareholders’ equity	914,990	953,349	(94,390)	1,773,949
	$2,779,316	$8,102,733	$(216,385)	$10,665,664

	September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$576,670	$350,322	$—	$926,992
Marketable securities	10,011	—	—	10,011
Accounts receivable, net	640,416	—	(308,107)	332,309
Finance receivables, net	—	2,116,386	—	2,116,386
Inventories	516,247	—	—	516,247
Restricted cash	—	36,471	—	36,471
Other current assets	106,259	44,783	—	151,042
	1,849,603	2,547,962	(308,107)	4,089,458
Finance receivables, net	—	5,187,176	—	5,187,176
Property, plant and equipment, net	833,279	51,681	—	884,960
Prepaid pension costs	140,763	—	—	140,763
Goodwill	55,318	—	—	55,318
Deferred income taxes	25,780	39,203	(1,424)	63,559
Other long-term assets	151,815	19,799	(89,048)	82,566
	$3,056,558	$7,845,821	$(398,579)	$10,503,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,395	$327,679	$(308,107)	$310,967
Accrued liabilities	483,964	80,427	441	564,832
Short-term debt	—	1,373,859	—	1,373,859
Current portion of long-term debt, net	—	1,526,156	—	1,526,156
	775,359	3,308,121	(307,666)	3,775,814
Long-term debt, net	742,458	3,454,059	—	4,196,517
Pension liability	54,138	—	—	54,138
Postretirement healthcare liability	112,798	—	—	112,798
Other long-term liabilities	170,464	38,003	3,094	211,561
Commitments and contingencies (Note 17)
Shareholders’ equity	1,201,341	1,045,638	(94,007)	2,152,972
	$3,056,558	$7,845,821	$(398,579)	$10,503,800

	Nine months ended September 29, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$396,320	$153,905	$(140,086)	$410,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,013	6,596	—	174,609
Amortization of deferred loan origination costs	—	57,303	—	57,303
Amortization of financing origination fees	503	6,529	—	7,032
Provision for long-term employee benefits	10,888	—	—	10,888
Employee benefit plan contributions and payments	(11,166)	—	—	(11,166)
Stock compensation expense	22,869	2,454	—	25,323
Net change in wholesale finance receivables related to sales	—	—	683	683
Provision for credit losses	—	94,621	—	94,621
Deferred income taxes	5,514	(1,765)	(214)	3,535
Other, net	9,126	(1,372)	85	7,839
Changes in current assets and liabilities:
Accounts receivable, net	(216,961)	—	209,128	(7,833)
Finance receivables - accrued interest and other	—	(4,574)	—	(4,574)
Inventories	62,870	—	—	62,870
Accounts payable and accrued liabilities	8,729	207,971	(203,562)	13,138
Derivative instruments	2,443	94	—	2,537
Other	(19,516)	12,144	9,077	1,705
	43,312	380,001	15,197	438,510
Net cash provided by operating activities	439,632	533,906	(124,889)	848,649
Cash flows from investing activities:
Capital expenditures	(118,182)	(2,979)	—	(121,161)
Origination of finance receivables	—	(5,757,384)	2,615,758	(3,141,626)
Collections on finance receivables	—	5,326,787	(2,630,869)	2,695,918
Sales and redemptions of marketable securities	10,007	—	—	10,007
Acquisition of business	(7,000)	—	—	(7,000)
Other investing activities	12,388	—	—	12,388
Net cash used by investing activities	(102,787)	(433,576)	(15,111)	(551,474)

	Nine months ended September 29, 2019
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	546,655	—	546,655
Repayments of medium-term notes	—	(1,350,000)	—	(1,350,000)
Proceeds from securitization debt	—	1,021,353	—	1,021,353
Repayments of securitization debt	—	(244,250)	—	(244,250)
Borrowings of asset-backed commercial paper	—	177,950	—	177,950
Repayments of asset-backed commercial paper	—	(240,008)	—	(240,008)
Net decrease in credit facilities and unsecured commercial paper	—	(120,707)	—	(120,707)
Dividends paid	(179,409)	(140,000)	140,000	(179,409)
Repurchase of common stock	(217,454)	—	—	(217,454)
Issuance of common stock under employee stock option plans	2,180	—	—	2,180
Net cash used by financing activities	(394,683)	(349,007)	140,000	(603,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,604)	494	—	(4,110)
Net decrease in cash, cash equivalents and restricted cash	$(62,442)	$(248,183)	$—	$(310,625)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$544,548	$715,200	$—	$1,259,748
Net decrease in cash, cash equivalents and restricted cash	(62,442)	(248,183)	—	(310,625)
Cash, cash equivalents and restricted cash, end of period	$482,106	$467,017	$—	$949,123

	Nine months ended September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$469,370	$171,801	$(110,215)	$530,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,289	3,172	—	196,461
Amortization of deferred loan origination costs	—	61,213	—	61,213
Amortization of financing origination fees	497	5,710	—	6,207
Provision for long-term employee benefits	28,162	—	—	28,162
Employee benefit plan contributions and payments	(11,035)	—	—	(11,035)
Stock compensation expense	26,122	3,000	—	29,122
Net change in wholesale finance receivables related to sales	—	—	(18,400)	(18,400)
Provision for credit losses	—	72,462	—	72,462
Deferred income taxes	(2,991)	4,343	105	1,457
Other, net	28,426	699	215	29,340
Changes in current assets and liabilities:
Accounts receivable, net	(169,168)	—	154,384	(14,784)
Finance receivables - accrued interest and other	—	1,374	—	1,374
Inventories	8,270	—	—	8,270
Accounts payable and accrued liabilities	170,001	152,028	(138,423)	183,606
Derivative instruments	1,124	103	—	1,227
Other	19,411	3,173	(5,667)	16,917
	292,108	307,277	(7,786)	591,599
Net cash provided by operating activities	761,478	479,078	(118,001)	1,122,555
Cash flows from investing activities:
Capital expenditures	(110,493)	(9,352)	—	(119,845)
Origination of finance receivables	—	(5,845,799)	2,806,639	(3,039,160)
Collections on finance receivables	—	5,363,333	(2,798,638)	2,564,695
Other investing activities	(21,753)	—	—	(21,753)
Net cash used by investing activities	(132,246)	(491,818)	8,001	(616,063)

	Nine months ended September 30, 2018
	HDMC Entities	HDFS Entities	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,144,018	—	1,144,018
Repayments of medium-term notes	—	(877,488)	—	(877,488)
Repayments of securitization debt	—	(224,507)	—	(224,507)
Borrowings of asset-backed commercial paper	—	120,903	—	120,903
Repayments of asset-backed commercial paper	—	(156,258)	—	(156,258)
Net increase in credit facilities and unsecured commercial paper	—	102,154	—	102,154
Dividends paid	(186,105)	(110,000)	110,000	(186,105)
Repurchase of common stock	(195,998)	—	—	(195,998)
Issuance of common stock under employee stock option plans	3,157	—	—	3,157
Net cash used by financing activities	(378,946)	(1,178)	110,000	(270,124)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,802)	(765)	—	(12,567)
Net increase (decrease) in cash, cash equivalents and restricted cash	$238,484	$(14,683)	$—	$223,801

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$338,186	$408,024	$—	$746,210
Net increase (decrease) in cash, cash equivalents and restricted cash	238,484	(14,683)	—	223,801
Cash, cash equivalents and restricted cash, end of period	$576,670	$393,341	$—	$970,011

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
The Motorcycles segment consists of HDMC which designs, manufactures and sells at wholesale on-road Harley-Davidson motorcycles as well as a line of motorcycle parts, accessories, general merchandise and related services. The Company's products are sold to retail customers primarily through a network of independent dealers. The Company conducts business on a global basis, with sales in the U.S., Canada, Latin America, Europe/Middle East/Africa (EMEA) and the Asia Pacific region.
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
The “% Change” figures included in the Results of Operations sections were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will” or “estimates” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption Cautionary Statements and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook sections are only made as of October 22, 2019 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 7, 2019), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income was $86.6 million, or $0.55 per diluted share, for the third quarter of 2019 compared to $113.9 million, or $0.68 per diluted share, in the third quarter of 2018. Operating income from the Motorcycles segment decreased $18.7 million compared to the prior year third quarter and was impacted by lower shipments, unfavorable mix and higher tariff costs, partially offset by cost savings resulting from the Company's Manufacturing Optimization Plan and lower operating expenses. Refer to the Restructuring Plan Costs and Savings section below for further information regarding the Manufacturing Optimization Plan.
Operating income from the Financial Services segment in the third quarter of 2019 was $72.9 million, down 13.0% compared to the year-ago quarter on a higher provision for credit losses and higher operating expenses.
Worldwide dealer retail sales of new Harley-Davidson motorcycles in the third quarter of 2019 were down 1.2% compared to the third quarter of 2018. Retail sales were up 2.7% in international markets and down 3.6% in the U.S. compared to the prior year third quarter. The increase in international retail sales was driven by growth in both developed and emerging international markets. In the U.S., third-quarter dealer retail sales declines moderated compared to retail sales declines experienced in recent quarters, benefiting from a tempered U.S. industry rate of decline. The U.S. 601+cc motorcycle industry was down 1.7% in the third quarter of 2019 compared to the prior year reflecting the lowest year-over-year rate of decline in the last 14 consecutive quarters.

The Company expects its business to remain under pressure as U.S. and developed international markets continue to face substantial headwinds. The global competitive environment remains intense with aggressive promotional activity in the U.S. and new product introductions worldwide. The Company expects to address these market challenges by focusing on its intensified efforts to execute its More Roads to Harley-Davidson (More Roads) plan and build committed riders.
Strategy Update
During the third quarter of 2019, the Company sharpened its 2027 strategic objectives related to U.S. Harley-Davidson riders and international growth to better align these objectives with its expanded efforts to build committed riders.
The Company’s strategic objectives through 2027 are to: expand to 4 million total Harley-Davidson riders in the U.S., grow international business to 50% of annual HDMC revenue, launch 100 new high impact Harley-Davidson motorcycles and do so profitably and sustainably.
The Company’s objective to expand to 4 million total Harley-Davidson riders in the U.S. through 2027 reflects its broader efforts to attract new riders and also retain riders. The Company's original U.S. objective was to build 2 million new riders in the U.S. and measured only the riders who joined the brand, but did not account for riders who exited the brand.
Outside the U.S., the Company’s objective is to grow its international business to 50% of annual HDMC revenue. Previously, this growth objective was based on motorcycle unit volume, which did not reflect all the Company's efforts to grow internationally, including through electric-powered bicycles and apparel.
The Company has also added Amplify Brand as the fourth growth catalyst to its More Roads plan. The Company is focusing investment and building new capabilities to invigorate the Harley-Davidson brand to spark passion that deepens rider commitment. Amplify Brand will bolster the other More Roads growth catalysts of: New Products, Broader Access and Stronger Dealers.
Outlook(1)
On October 22, 2019, the Company provided the following information concerning its expectations for the remainder of 2019:
Motorcycles and Related Products Segment
The Company expects the U.S. 601+cc industry to decline in 2019, but at a more tempered pace than in 2018. The Company also expects its international retail sales to decline during 2019. The Company plans to ship between 212,000 and 217,000 motorcycles to dealers in 2019 which is down approximately 5% to 7% from 2018. The Company expects year-end U.S. dealer inventory of new motorcycles to be down compared to 2018.
The Company has obtained regulatory approvals that allow it to supply its European Union (EU) markets with Touring, Softail® and Sportster® motorcycles produced at its Thailand operations at reduced tariff rates. This will result in a reduction in tariffs on these motorcycles, from the rate of 31% currently levied on motorcycles sourced from the Company's U.S. facilities to 6%. The Company began production of lower-tariff motorcycles for the EU markets at its Thailand operations in late October 2019. Allowing for transportation and the flow through of existing high-tariff inventory, the Company continues to expect wholesale shipments of lower-tariff motorcycles in the EU to begin early in the second quarter of 2020.
For the full year 2019, the Company now expects the impact of recent EU and China tariffs to be approximately $105 million, up from its previous estimate of $100 million. The impact of recent EU and China tariffs includes incremental European Union and China tariffs imposed beginning in 2018 on the Company's products shipped from the U.S., as well as incremental U.S. tariffs imposed beginning in 2018 on certain items imported from China. The impact of recent EU and China tariffs excludes higher metals cost resulting from the U.S. steel and aluminum tariffs. The $5 million increase in the Company's expected impact is driven by a 2019 increase in U.S. tariffs on imports from China, which remain very fluid as they continue to shift with global trade negotiations. In 2020, the Company expects the impact of U.S. tariffs on imports from China to be approximately $20 million. The Company is currently evaluating alternatives to help mitigate the impact of these tariffs.
The Company expects 2019 Motorcycles segment gross margin as a percent of revenue to be lower than 2018 driven by the significant increase in the impact of recent EU and China tariffs, lower shipment volumes, unfavorable product mix and unfavorable foreign currency exchange rates, partially offset by aggressive cost management, including the benefit of $25 million to $30 million of savings from the Company's Manufacturing Optimization Plan. Refer to the Restructuring Plan Costs and Savings section below for further information regarding the Manufacturing Optimization Plan.

The Company expects selling, administrative and engineering expenses for the Motorcycles segment to be lower in 2019 compared to 2018 behind aggressive cost management and lower recall costs. The Company also expects 2019 selling, administrative and engineering expenses to be lower as a percentage of revenue.
The Company expects 2019 Motorcycles segment operating margin as a percent of revenue to be between 6% and 7%.
In the fourth quarter of 2019, the Company expects to ship between 38,500 and 43,500 motorcycles. The Company expects the 2019 fourth quarter Motorcycles segment operating margin to be a loss of approximately negative 5.5% of revenue, representing an improvement compared to last year’s fourth quarter loss, which was negative 6.2% of revenue. Operating margin in the fourth quarter of 2019, relative to the prior year, is expected to be adversely impacted by lower shipments, unfavorable mix, an increased impact of recent EU and China tariffs of approximately $14 million, and unfavorable foreign currency exchange rates offset by lower operating expenses due primarily to lower recall and restructuring costs.
Financial Services Segment
The Company expects Financial Services segment operating income in 2019 to be down compared to 2018 driven by higher credit losses and higher depreciation associated with its new loan management system which went into service in January 2019.
Harley-Davidson, Inc.
Capital expenditures in 2019 are expected to be $205 million to $225 million (including approximately $20 million to support the Manufacturing Optimization Plan). This represents a $20 million decrease from previous capital expenditure estimates. The Company anticipates it will have the ability to fund all capital expenditures in 2019 with cash flow provided by operations.
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
The following table summarizes the actual and expected costs and estimated savings associated with these plans as of October 22, 2019 (dollars in millions):

	2018 Actual	2019 Estimated	2020 Estimated	Total
Manufacturing Optimization Plan:
Costs related to temporary inefficiencies	$12.9	$10 - $15	$—	$23 - $28
Restructuring expenses	$89.5	$30 - $35	$—	$119 - $124
	$102.4	$40 - $50	$—	$142 - $152
Cash expenditures	70%	70%		70%
Reorganization Plan:
Restructuring expenses	$3.9	$—		$4
Cash expenditures	100%			100%
		2019 Estimated	2020 Estimated	Annual Ongoing
Annual cash savings:
Manufacturing Optimization Plan		$25 - $30	$45 - $50	$65 - $75
Reorganization Plan		$7	$7	$7

Through the nine months ended September 29, 2019, the Motorcycles segment incurred restructuring expenses and other costs related to temporary inefficiencies of $32.0 million and $10.0 million, respectively, relating to the Manufacturing Optimization Plan.
The current estimated cost of the Manufacturing Optimization Plan of $142 million to $152 million includes the estimated cost of employee termination benefits, accelerated depreciation, and other project implementation costs of $38 million to $40 million, $48 million to $49 million and $33 million to $35 million, respectively. The timing of cash payments for restructuring costs may not occur in the same fiscal period that the Company records the expense.
Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information concerning restructuring expenses.
Results of Operations for the Three Months Ended September 29, 2019
Compared to the Three Months Ended September 30, 2018
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 29, 2019	September 30, 2018	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$46,971	$65,662	$(18,691)	(28.5)%
Operating income from Financial Services	72,873	83,754	(10,881)	(13.0)
Operating income	119,844	149,416	(29,572)	(19.8)
Other income (expense), net	3,160	644	2,516	390.7
Investment income (loss)	2,041	(1,106)	3,147	284.5
Interest expense	7,789	7,762	27	0.3
Income before provision for income taxes	117,256	141,192	(23,936)	(17.0)
Provision for income taxes	30,693	27,337	3,356	12.3
Net income	$86,563	$113,855	$(27,292)	(24.0)%
Diluted earnings per share	$0.55	$0.68	$(0.13)	(19.1)%
Consolidated operating income was down $29.6 million in the third quarter of 2019, or 19.8%, compared to the same period last year. Operating income from the Motorcycles segment declined $18.7 million, or 28.5%, compared to the third quarter of 2018, and operating income from the Financial Services segment decreased $10.9 million, or 13.0%, compared to the third quarter of 2018. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed discussion of the factors affecting operating income.
Other income in the third quarter was favorably impacted by lower amortization of actuarial losses related to the Company's defined benefit plans. Investment income was up in the third quarter of 2019 compared to the same period last year driven by higher income from investments in marketable securities and cash equivalents.
The effective income tax rate for the third quarter of 2019 was 26.2% compared to 19.4% for the third quarter of 2018. The higher effective income tax rate was primarily due to favorable discrete income tax adjustments recorded in the third quarter of 2018. The effective income tax rate in the third quarter of 2019 was also impacted by the Company’s ongoing reassessment of the 2019 full year forecasted effective tax rate.
Diluted earnings per share were $0.55 in the third quarter of 2019, down 19.1% from the same period in the prior year. The decrease in diluted earnings per share was driven by a 24.0% decrease in net income offsetting the benefit of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 166.7 million in the third quarter of 2018 to 156.9 million in the third quarter of 2019, driven by the Company's repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Three months ended
	September 30, 2019	September 30, 2018	(Decrease) Increase	% Change
United States	34,903	36,220	(1,317)	(3.6)%

Europe(b)	9,115	9,239	(124)	(1.3)
EMEA - Other	1,368	1,304	64	4.9
Total EMEA	10,483	10,543	(60)	(0.6)

Asia Pacific(c)	4,889	4,578	311	6.8
Asia Pacific - Other	3,189	2,855	334	11.7
Total Asia Pacific	8,078	7,433	645	8.7

Latin America	2,498	2,577	(79)	(3.1)
Canada	2,560	2,453	107	4.4
Total international retail sales	23,619	23,006	613	2.7
Total worldwide retail sales	58,522	59,226	(704)	(1.2)%

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
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 3.6% behind lower, but improved, industry retail sales performance and soft market share.
The U.S. industry was down 1.7% in the third quarter of 2019 compared to the same period last year reflecting a tempered rate of decline compared to recent quarters. While the Company is encouraged by the industry's tempered rate of decline, it believes the U.S. industry for new 601+cc motorcycles continues to be challenged by soft used motorcycle prices and a shift towards smaller displacement motorcycles(1).
The U.S. retail sales rate of decline for new Harley-Davidson motorcycles also tempered in the third quarter of 2019, compared to recent quarters and was in line with Company expectations. The Company believes the tempered rate of decline was driven by improved industry performance, the Company's focus on the Stronger Dealer growth catalyst and increased marketing investments. In the third quarter of 2019, the Company reduced its spending on sales incentives while increasing its investments in the Stronger Dealer growth catalyst and brand marketing, as compared to the prior year.
The Company's U.S. market share of new 601+cc motorcycles for the third quarter of 2019 was 49.8%, down 1.1 percentage points from the same period last year. The Company's U.S. market share reflected the adverse impact of relatively strong growth in market segments in which the Company does not currently compete. The Company plans to enter these segments starting next year under the More Roads plan(1). In the Touring and Cruiser segments, which represent approximately 70% of the 601+cc market and where the Company currently competes, its market share was up 2.2 percentage points during the third quarter of 2019 compared to the same period last year (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were up 2.7% in the third quarter of 2019. Retail sales in emerging and developed markets were up 4.7% and 1.8%, respectively, during the third quarter 2019. Retail sales increases in emerging markets during the third quarter of 2019 were driven by growth in various markets, including the Company's Association of South East Asian Nations (ASEAN) markets, partially offset by softness in India and Mexico. The Company's new Thailand operations, which enable lower tariffs, was a key factor supporting growth in the Company's ASEAN markets during the third quarter of 2019.

The increase in international retail sales in developed markets during the quarter was a significant improvement over the decline of 13.6% in the second quarter of 2019. The international retail sales increase in the third quarter of 2019 was driven by growth in Australia, Japan, and Canada, where retail sales have been down during the past several quarters. The Company believes the third quarter growth in Japan was due in part to an increase in a consumption tax that went into effect on October 1, 2019. The overall retail sales growth in developed international markets was offset slightly by a decline in European developed markets, which were down 1.3% in the third quarter of 2019 compared to the prior year.
The More Roads plan supports the strength of the Company's brand, products, and distribution to drive sustainable growth in international markets. The Company remains committed to the potential that international markets offer Harley-Davidson. The Company continued to expand its international dealer network, adding 8 new dealers during the third quarter of 2019.
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Three months ended
	September 29, 2019		September 30, 2018		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
Motorcycle Units:
United States	25,572	55.8%	26,213	53.9%	(641)	(2.4)%
International	20,265	44.2%	22,426	46.1%	(2,161)	(9.6)
	45,837	100.0%	48,639	100.0%	(2,802)	(5.8)%
Motorcycle Units:
Touring motorcycle units	19,905	43.4%	22,204	45.7%	(2,299)	(10.4)%
Cruiser motorcycle units(a)	16,225	35.4%	16,049	33.0%	176	1.1
Sportster® / Street motorcycle units	9,707	21.2%	10,386	21.3%	(679)	(6.5)
	45,837	100.0%	48,639	100.0%	(2,802)	(5.8)%

(a)	Includes Softail®, CVOTM, and LiveWireTM
The Company shipped 45,837 Harley-Davidson motorcycles worldwide during the third quarter of 2019, which was 5.8% lower than the third quarter of 2018 and in line with the Company's expectations. Overall, the mix of motorcycles shipped during the third quarter of 2019 shifted from Touring motorcycles to Cruiser motorcycles compared to the same quarter last year.
At the end of the third quarter of 2019, U.S. dealer retail inventory of new Harley-Davidson motorcycles was down approximately 550 motorcycles compared to the end of the prior year third quarter. The Company was pleased with the U.S. dealer inventory levels and the mix of the new model year motorcycles in the dealer network at the end the third quarter 2019.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (dollars in thousands):

	Three months ended
	September 29, 2019	September 30, 2018	(Decrease) Increase	% Change
Revenue:
Motorcycles	$779,344	$821,670	$(42,326)	(5.2)%
Parts & Accessories	203,173	212,406	(9,233)	(4.3)
General Merchandise	60,334	58,266	2,068	3.5
Licensing	8,611	10,680	(2,069)	(19.4)
Other	17,480	20,923	(3,443)	(16.5)
	1,068,942	1,123,945	(55,003)	(4.9)
Cost of goods sold	748,878	776,530	(27,652)	(3.6)
Gross profit	320,064	347,415	(27,351)	(7.9)
Operating expenses:
Selling & administrative expense	212,633	221,812	(9,179)	(4.1)
Engineering expense	52,831	45,109	7,722	17.1
Restructuring expense	7,629	14,832	(7,203)	(48.6)
	273,093	281,753	(8,660)	(3.1)
Operating income	$46,971	$65,662	$(18,691)	(28.5)%
Operating margin	4.4%	5.8%	(1.4)	pts.
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2018 to the third quarter of 2019 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 30, 2018	$1,123.9	$776.5	$347.4
Volume	(54.6)	(39.7)	(14.9)
Price, net of related cost	14.3	12.4	1.9
Foreign currency exchange rates and hedging	(9.7)	(5.9)	(3.8)
Shipment mix	(4.9)	13.6	(18.5)
Raw material prices	—	(0.8)	0.8
Manufacturing and other costs	—	(7.2)	7.2
	(54.9)	(27.6)	(27.3)
Three months ended September 29, 2019	$1,069.0	$748.9	$320.1
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2018 to the third quarter of 2019:

•	The decrease in volume was due to lower wholesale motorcycle shipments and a decline in Parts & Accessories (P&A) sales.

•
On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. Increased revenue from higher prices was partially offset by increased costs for the additional motorcycle content as compared to motorcycles shipped in the prior period. The wholesale and manufacturer's suggested retail weighted-average pricing of the new model year 2020 motorcycles increased approximately 0.5% over model year 2019 pricing. Net of the cost for new content, the impact of the model year 2020 price increase is approximately 0.2 percentage points expressed as a percent of revenue.

•
Revenue was adversely impacted by weaker weighted-average foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The unfavorable revenue impact was partially offset by favorable net foreign currency gains associated with hedging and balance sheet remeasurements, as compared to the prior year third quarter.

•
Revenue and gross profit were negatively impacted by a shift in the mix of motorcycle families and models within motorcycle families shipped in the current quarter compared to the same period last year. Additionally, unfavorable mix within P&A and General Merchandise contributed to the negative impact.

•
Manufacturing and other costs were favorable compared to prior year primarily due to $16.7 million of savings resulting from the Manufacturing Optimization Plan, partially offset by lower fixed cost absorption and the impact of recent EU and China tariffs. The impact of recent EU and China tariffs was $21.6 million in the third quarter of 2019, which was up $11.3 million compared to the prior year third quarter.

The decrease in operating expenses during the third quarter of 2019 compared to the same period in 2018 was driven by lower restructuring expenses related to the Manufacturing Optimization Plan.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Three months ended
	September 29, 2019	September 30, 2018	Increase (Decrease)	% Change
Revenue:
Interest income	$175,840	$166,013	$9,827	5.9%
Other income	27,600	25,451	2,149	8.4
Securitization and servicing fee income	137	260	(123)	(47.3)
	203,577	191,724	11,853	6.2
Financial Services expenses:
Interest expense	53,390	44,696	8,694	19.5
Provision for credit losses	33,747	23,530	10,217	43.4
Operating expense	43,567	39,744	3,823	9.6
	130,704	107,970	22,734	21.1
Operating income	$72,873	$83,754	$(10,881)	(13.0)%
Interest income was favorable in the third quarter of 2019 due to higher average outstanding receivables at a higher average yield. Interest expense increased due to higher cost of funds and higher average outstanding debt.
The provision for credit losses increased $10.2 million compared to the third quarter of 2018. The retail motorcycle provision increased $11.4 million driven by higher retail credit losses and an increase in the retail reserve rate as compared to a decrease in the reserve rate during the third quarter of 2018. The Company believes that the increased retail credit losses were due in part to inefficiencies resulting from the implementation of a new loan management system and, to a lesser extent, to lower recovery values on used motorcycles at auction.
Operating expenses increased $3.8 million compared to the third quarter of 2018 driven in part by higher depreciation associated with the implementation of a new loan management system.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 29, 2019	September 30, 2018
Balance, beginning of period	$194,996	$193,930
Provision for credit losses	33,747	23,530
Charge-offs, net of recoveries	(30,167)	(24,013)
Balance, end of period	$198,576	$193,447

Results of Operations for the Nine Months Ended September 29, 2019
Compared to the Nine Months Ended September 30, 2018
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 29, 2019	September 30, 2018	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$336,080	$481,906	$(145,826)	(30.3)%
Operating income from Financial Services	207,133	227,874	(20,741)	(9.1)
Operating income	543,213	709,780	(166,567)	(23.5)
Other income (expense), net	11,857	1,509	10,348	685.8
Investment income	11,970	2,630	9,340	355.1
Interest expense	23,304	23,180	124	0.5
Income before provision for income taxes	543,736	690,739	(147,003)	(21.3)
Provision for income taxes	133,597	159,783	(26,186)	(16.4)
Net income	$410,139	$530,956	$(120,817)	(22.8)%
Diluted earnings per share	$2.58	$3.17	$(0.59)	(18.6)%
Consolidated operating income was down 23.5% in the first nine months of 2019 due to a decrease in operating income from the Motorcycles segment of $145.8 million and a $20.7 million decrease in operating income from Financial Services compared to the same period last year. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first nine months of 2019 was favorably impacted by lower amortization of actuarial losses related to the Company's defined benefit plans. Investment income was up in the first nine months of 2019 compared to the same period last year driven by higher income from investments in marketable securities and cash equivalents.
The Company's effective income tax rate for the first nine months of 2019 was 24.6% compared to 23.1% for the same period in 2018. The higher effective income tax rate was primarily due to favorable discrete income tax adjustments recorded in 2018.
Diluted earnings per share were $2.58 in the first nine months of 2019, down 18.6% from the same period last year on lower net income offsetting the benefit of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 167.7 million in the first nine months of 2018 to 158.8 million in the first nine months of 2019, driven by the Company's repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
The following table includes retail unit sales of Harley-Davidson motorcycles:

	Nine months ended
	September 30, 2019	September 30, 2018	(Decrease) Increase	% Change
United States	105,756	112,019	(6,263)	(5.6)%

Europe(b)	32,326	34,967	(2,641)	(7.6)
EMEA - Other	4,573	4,282	291	6.8
Total EMEA	36,899	39,249	(2,350)	(6.0)

Asia Pacific(c)	13,219	14,126	(907)	(6.4)
Asia Pacific - Other	8,603	7,354	1,249	17.0
Total Asia Pacific	21,822	21,480	342	1.6

Latin America	7,255	7,652	(397)	(5.2)
Canada	7,787	8,340	(553)	(6.6)
Total international retail sales	73,763	76,721	(2,958)	(3.9)
Total worldwide retail sales	179,519	188,740	(9,221)	(4.9)%

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
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 5.6% in the first nine months of 2019 compared to the same period last year behind lower, but improved, industry retail sales performance and soft market share.
The U.S. industry was down 3.9% in the first nine months of 2019 compared to the same period last year. This is an improvement over the rate of decline experienced in the first nine months of 2018 when the industry was down 8.7%. Similarly, the U.S. retail sales rate of decline for new Harley-Davidson motorcycles also tempered in the first nine months of 2019 compared to the prior year. In the prior year, U.S. retail sales for new Harley-Davidson motorcycles were down 10.2% through the first nine months.
The Company's U.S. market share of new 601+cc motorcycles for the first nine months of 2019 was 48.8%, down 0.9 percentage points compared to the same period last year. The Company's U.S. market share reflected the adverse impact of relatively strong growth in segments in which the Company does not currently compete. In the Touring and Cruiser segments, which represent approximately 70% of the 601+cc market and where the Company currently competes, its market share was up 2.2 percentage points during the first nine months of 2019 from the same period last year (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were down 3.9% in the first nine months of 2019. Retail sales in developed markets were down 7.1% during the first nine months of 2019 partially offset by higher retail sales in emerging markets, which increased 5.9% during the same period. Retail sales increases in emerging markets during the first nine months of 2019 were driven by growth in various markets, including China and the Company's ASEAN markets.
In developed international markets, retail sales across most European markets were lower following last year's strong initial retail sales of the Company's new Softail motorcycles and lower Street sales which were adversely impacted by a recall initiated in early 2019. Additionally, retail sales were down in Japan and Australia in the first nine months of 2019 compared to prior year behind lower industry sales and competitive new product introductions in segments outside of the Touring and Cruiser segments.

The Company's 2019 market share of new 601+cc motorcycles in Europe was 8.9% through September, compared to 10.4% for the same period last year (Source: Association des Constructeurs Europeens de Motocycles). The European market share declined given last year's strong initial retail sales of the Company's new Softail motorcycle and lower sales of Street motorcycles due to the impact of a Street recall initiated in early 2019.
Motorcycle Registration Data(a)
The following table includes industry retail motorcycle registration data:

	Nine months ended
	September 30, 2019	September 30, 2018	(Decrease) Increase	% Change
United States(b)	213,877	222,468	(8,591)	(3.9)%
Europe(c)	371,412	347,884	23,528	6.8%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)	United States industry data is derived from information provided by Motorcycle Industry Council. This third-party data is subject to revision and update.

(c)
Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data includes 601+cc models derived from information provided by Association des Constructeurs Europeens de Motocycles, an independent agency. This third-party data is subject to revision and update.

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
The following table includes wholesale motorcycle unit shipments for the Motorcycles segment:

	Nine months ended
	September 29, 2019		September 30, 2018		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
Motorcycle Units:
United States	101,481	58.5%	108,057	58.4%	(6,576)	(6.1)%
International	72,004	41.5%	77,119	41.6%	(5,115)	(6.6)
	173,485	100.0%	185,176	100.0%	(11,691)	(6.3)%
Motorcycle Units:
Touring motorcycle units	75,871	43.7%	84,125	45.4%	(8,254)	(9.8)%
Cruiser motorcycle units(a)	59,367	34.2%	61,951	33.5%	(2,584)	(4.2)
Sportster® / Street motorcycle units	38,247	22.1%	39,100	21.1%	(853)	(2.2)
	173,485	100.0%	185,176	100.0%	(11,691)	(6.3)%

(a)	Includes Softail®, CVOTM, and LiveWireTM
The Company shipped 173,485 Harley-Davidson motorcycles worldwide during the first nine months of 2019, which was 6.3% lower than the same period in 2018. The mix of Touring motorcycles decreased as a percent of total shipments while the mix of Cruiser and Sportster®/Street motorcycles increased compared to the same period last year.

Segment Results
The following table includes the condensed statements of operations for the Motorcycles segment (dollars in thousands):

	Nine months ended
	September 29, 2019	September 30, 2018	(Decrease) Increase	% Change
Revenue:
Motorcycles	$2,871,982	$3,144,796	$(272,814)	(8.7)%
Parts & Accessories	584,134	612,495	(28,361)	(4.6)
General Merchandise	180,379	183,520	(3,141)	(1.7)
Licensing	27,099	29,445	(2,346)	(8.0)
Other	34,989	42,757	(7,768)	(18.2)
	3,698,583	4,013,013	(314,430)	(7.8)
Cost of goods sold	2,576,342	2,659,740	(83,398)	(3.1)
Gross profit	1,122,241	1,353,273	(231,032)	(17.1)
Operating expenses:
Selling & administrative expense	598,102	653,666	(55,564)	(8.5)
Engineering expense	156,377	143,657	12,720	8.9
Restructuring expense	31,682	74,044	(42,362)	(57.2)
	786,161	871,367	(85,206)	(9.8)
Operating income	$336,080	$481,906	$(145,826)	(30.3)%
Operating margin	9.1%	12.0%	(2.9)	pts.
The following table includes the estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2018 to the first nine months of 2019 (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 30, 2018	$4,013.0	$2,659.7	$1,353.3
Volume	(236.3)	(155.1)	(81.2)
Price, net of related costs	59.6	27.2	32.4
Foreign currency exchange rates and hedging	(63.4)	(45.2)	(18.2)
Shipment mix	(74.4)	(2.5)	(71.9)
Raw material prices	—	1.1	(1.1)
Manufacturing and other costs	—	91.1	(91.1)
	(314.5)	(83.4)	(231.1)
Nine months ended September 29, 2019	$3,698.5	$2,576.3	$1,122.2
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2018 to the first nine months of 2019:

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

•
Revenue was adversely impacted by weaker foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year. The unfavorable revenue impact was partially offset by favorable net foreign currency gains associated with hedging and balance sheet remeasurements, as compared to the first nine months of the 2018.

•
Changes in the shipment mix of motorcycle families, as well as the mix of models within motorcycle families, had an adverse impact on revenue and gross profit during the first nine months of 2019. Additionally, unfavorable mix within P&A and General Merchandise contributed to the negative impact.

•
Manufacturing and other costs were higher due to lower fixed cost absorption and an increase in the impact of recent EU and China tariffs. The impact of recent EU and China tariffs was $66.7 million higher during the first nine months of 2019 compared to the same period last year.

Operating expenses were lower in the first nine months of 2019 compared to the same period in 2018 driven by favorable net warranty and recall costs and lower restructuring expenses. In the first nine months of 2019, net warranty and recall costs were approximately $40 million lower than the first nine months of the prior year driven by higher than normal recoveries and lower warranty costs. Operating expenses also benefited in the first nine months of 2019 from lower spending as the Company aggressively managed cost. However, these decreases were mostly offset as the Company increased its investments in marketing and the More Roads plan.
Financial Services Segment
Segment Results
The following table includes the condensed statements of operations for the Financial Services segment (in thousands):

	Nine months ended
	September 29, 2019	September 30, 2018	Increase (Decrease)	% Change
Revenue:
Interest income	$502,721	$478,693	$24,028	5.0%
Other income	87,725	78,391	9,334	11.9
Securitization and servicing fee income	489	916	(427)	(46.6)
	590,935	558,000	32,935	5.9
Financial Services expenses:
Interest expense	158,387	145,089	13,298	9.2
Provision for credit losses	94,621	72,462	22,159	30.6
Operating expense	130,794	112,575	18,219	16.2
	383,802	330,126	53,676	16.3
Operating income	$207,133	$227,874	$(20,741)	(9.1)%
Interest income was higher for the first nine months of 2019 due to higher average outstanding receivables at a higher average yield. Interest expense increased due to higher average outstanding debt at a higher cost of funds.
The provision for credit losses increased $22.2 million compared to the first nine months of 2018. The retail motorcycle provision increased $23.2 million largely driven by higher retail credit losses which the Company believes was primarily due to inefficiencies resulting from the implementation of a new loan management system. The retail provision for credit losses was also adversely impacted by a smaller decrease in the reserve rate compared to the first nine months of 2018.
Annualized credit losses for the Company's retail motorcycle loans were 1.83% through September 29, 2019 compared to 1.55% through September 30, 2018. The 30-day delinquency rate for retail motorcycle loans at September 29, 2019 was 3.75% compared to 3.60% at September 30, 2018.
Operating expenses increased $18.2 million compared to the first nine months of 2018, which includes higher depreciation associated with the implementation of a new loan management system.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 29, 2019	September 30, 2018
Balance, beginning of period	$189,885	$192,471
Provision for credit losses	94,621	72,462
Charge-offs, net of recoveries	(85,930)	(71,486)
Balance, end of period	$198,576	$193,447

Other Matters
Contractual Obligations
As of September 29, 2019, the Company has updated the contractual obligations table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 to reflect the new projected principal and interest payments for the remainder of 2019 and beyond as follows (in thousands):

	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments on debt	$1,100,803	$3,566,121	$2,003,304	$750,000	$7,420,228
Interest payments on debt	44,977	299,017	115,679	336,750	796,423
	$1,145,780	$3,865,138	$2,118,983	$1,086,750	$8,216,651
Interest obligations for floating rate instruments, as calculated above, assume rates in effect at September 29, 2019 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations, and senior unsecured notes are shown without reduction for debt issuance costs. Refer to Note 12 of the Notes to the Consolidated Financial Statements for a breakout of the finance costs consistent with ASU No. 2015-03.
As of September 29, 2019, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
Environmental Protection Agency Notice
In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the DOJ each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement, and on February 8, 2019, the DOJ filed a status update reminding the court of the current status of the outstanding matter. The Company has an accrual associated with this matter recorded in Accrued liabilities on the Consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matter
The Company is involved with government agencies and groups of potentially responsible parties related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the Navy which calls for the Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study at the York facility has been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.

Product Liability Matters
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
The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed financings do not meet the criteria to be treated as a sale for accounting purposes as the Company, in addition to retaining servicing rights, retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt.
During the second quarter of 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement as the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Refer to Note 13 of the Notes to the Consolidated Financial Statements for additional information.
Liquidity and Capital Resources as of September 29, 2019(1)
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities, and return value to shareholders.(1) The Company will evaluate opportunities to return cash to its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles segment operations will continue to be primarily funded through cash flows generated by operations.(1) The Company expects the Financial Services segment operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, and asset-backed securitizations.(1)
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. The following table summarizes the Company’s cash and availability under its credit and conduit facilities (in thousands):

September 29, 2019
Cash and cash equivalents	$862,381

Availability under credit and conduit facilities:
Credit facilities	726,863
Asset-backed U.S. commercial paper conduit facilities(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	37,765
1,364,628
$2,227,009

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)

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
Cash Flow Activity
The following table summarizes the Company's cash flow activities (in thousands):

	Nine months ended
	September 29, 2019	September 30, 2018
Net cash provided by operating activities	$848,649	$1,122,555
Net cash used by investing activities	(551,474)	(616,063)
Net cash used by financing activities	(603,690)	(270,124)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,110)	(12,567)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(310,625)	$223,801
Operating Activities
The decrease in net cash provided by operating activities for the first nine months of 2019 compared to the same period in 2018 was primarily due to lower net income and unfavorable changes in working capital which includes the utilization of restructuring liabilities. There were no voluntary qualified pension plan contributions in the first nine months of 2019 or 2018 and no contributions are planned for the remainder of 2019.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance originations and collections. Capital expenditures were $121.2 million in the first nine months of 2019 compared to $119.8 million in the same period last year. Net cash outflows for finance receivables for the first nine months of 2019 were $28.8 million lower than the same period last year. Other investing cash inflows were $37.1 million higher in the first nine months of 2019 compared to the same period last year.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments, and debt activity. Cash outflows for share repurchases were $217.5 million in the first nine months of 2019 compared to $196.0 million in the same period last year. Share repurchases during the first nine months of 2019 included $208.0 million or 6.0 million shares of common stock related to discretionary share repurchases and $9.4 million or 0.3 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of September 29, 2019, there were 10.4 million shares remaining on a board-approved share repurchase authorization. The Company paid dividends of $1.125 and $1.110 per share totaling $179.4 million and $186.1 million during the first nine of 2019 and 2018, respectively.

Financing cash flows related to debt activities resulted in net cash outflows of $209.0 million in the first nine months of 2019 compared to net cash inflows of $108.8 million in the first nine months of 2018. The Company’s total outstanding debt consisted of the following (in thousands):

	September 29, 2019	September 30, 2018
Unsecured commercial paper	$1,013,137	$1,373,859
Asset-backed Canadian commercial paper conduit facility	128,368	149,418
Asset-backed U.S. commercial paper conduit facilities	552,757	265,044
Asset-backed securitization debt, net	872,871	128,474
Medium-term notes, net	4,089,591	4,437,279
Senior unsecured notes, net	743,127	742,458
	$7,399,851	$7,096,532
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of September 29, 2019 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa1	Stable
Standard & Poor’s	A2	BBB+	Negative
Fitch	F1	A	Negative
Credit Facilities – In May 2019, the Company entered into a $195.0 million 364-day credit facility which matures in May 2020. The Company also has a $780.0 million five-year credit facility which matures in April 2023 and a $765.0 million five-year credit facility which matures in April 2021. The new 364-day credit facility and the five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.74 billion as of September 29, 2019 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following medium-term notes (collectively, the Notes) issued and outstanding at September 29, 2019 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.15%	February 2015	February 2020
$450,000	LIBOR + 0.50%	May 2018	May 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$450,000	LIBOR + 0.94%	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023

The fixed-rate Notes provide for semi-annual interest payments and the floating-rate Notes provide for quarterly interest payments. Principal on the Notes is due at maturity. Unamortized discounts and debt issuance costs on the Notes reduced the outstanding balance by $10.4 million and $12.7 million at September 29, 2019 and September 30, 2018, respectively. During the third quarter of 2019, $600.0 million of 2.40% medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the second quarter of 2019. During the first quarter of 2019, $600.0 million of 2.25% and $150.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the first or third quarter of 2018. During the second quarter of 2018, $877.5 million of 6.80% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 29, 2019, the Canadian Conduit has an expiration date of June 26, 2020.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$7,600	$6,200
Second quarter	28,200	23,400	38,900	32,200
Third quarter	—	—	—	—
	$28,200	$23,400	$46,500	$38,400
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

The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$32,900	$29,300
Second quarter	—	—	59,100	53,300
Third quarter	174,400	154,600	—	—
	$174,400	$154,600	$92,000	$82,600
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 29, 2019, the U.S. Conduit Facilities have an expiration date of November 29, 2019.
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
There were no on-balance sheet asset-backed securitization transactions during the third quarter of 2019. During the second quarter of 2019, the Company issued $500.0 million and $525.0 million, or $498.7 million and $522.6 million net of discounts and issuance costs, respectively, of secured notes through on-balance sheet asset-backed securitization transactions. There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2019 or the nine months ended September 30, 2018. There were no off-balance sheet asset-backed securitization transactions during the nine months ended September 29, 2019 or September 30, 2018.
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

Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’ consolidated debt, excluding secured debt, to HDFS’ consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excluding AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the Notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
As of September 29, 2019, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company's ability to meet the targets and expectations noted above depends upon, among other factors, the Company's ability to (i) execute its business plans and strategies, including the elements of the More Roads to Harley-Davidson accelerated plan for growth that the Company disclosed on July 30, 2018 and updated September 24, 2019, and strengthen its existing business while enabling growth, (ii) execute its strategy of growing ridership, globally, (iii) effectively execute the Company’s Manufacturing Optimization Plan within expected costs and timing and successfully carry out its global manufacturing and assembly operations, (iv) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, (v) manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell product internationally, and the cost of raw materials and components, (vi) successfully launch a smaller displacement motorcycle in India, (vii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (viii) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, (ix) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure, (x) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xi) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xii) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (xiii) reduce other costs to offset costs of the More Roads to Harley-Davidson plan and redirect capital without adversely affecting its existing business, (xiv) balance production volumes for its new motorcycles with consumer demand, (xv) manage risks that arise through expanding international manufacturing, operations and sales, (xvi) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (xvii) successfully determine, implement on a timely basis, and maintain a manner in which to sell motorcycles in the European Union, China, and ASEAN countries that does not subject its motorcycles to incremental tariffs, (xviii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xix) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xx) retain and attract talented employees, (xxi) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security, (xxii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xxiii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business, (xxiv) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xxv) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxvi) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxvii) manage its exposure to product liability claims and commercial or contractual disputes, (xxviii) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations, (xxix) manage its Thailand corporate and manufacturing operations in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets, (xxx) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness, (xxxi) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with the More Roads to Harley-Davidson plan, the Company's Manufacturing Optimization Plan, and the Company's complex global supply chain, and (xxxii) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce such risks, the Company selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes. Sensitivity analysis is used to manage and monitor foreign currency exchange rate and interest rate risk.
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Indian rupee, and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
The Company's earnings are affected by changes in the prices of commodities used in the production of motorcycles. The Company uses derivative instruments on a limited basis to hedge the prices of certain commodities.
HDFS’ earnings are affected by changes in interest rates. HDFS’ interest rate sensitive financial instruments include finance receivables, debt and interest rate derivatives. HDFS utilizes interest rate swaps and caps to reduce the impact of fluctuations in interest rates on its debt.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended September 29, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains detail related to the Company's repurchases of its common stock based on the date of trade during the quarter ended September 29, 2019:

2019 Fiscal Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to August 4	1,350,812	$36	1,350,812	12,361,451
August 5 to September 1	1,159,390	$33	1,159,390	11,202,418
September 2 to September 29	789,508	$34	789,508	10,413,477
	3,299,710	$34	3,299,710

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. The Company repurchased 3.3 million shares on a discretionary basis during the quarter ended September 29, 2019 under this authorization. As of September 29, 2019, 10.4 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2019, the Company acquired 8,881 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 6. Exhibits
Refer to the Exhibit Index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 7, 2019	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: November 7, 2019	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)