Form 10-K
period 2019-12-31
HARLEY-DAVIDSON, INC.
filed 2020-02-19
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-9183
Harley-Davidson, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin			39-1382325
(State of organization)			(I.R.S. Employer Identification No.)

3700 West Juneau Avenue	Milwaukee	Wisconsin	53208
(Address of principal executive offices)			(Zip code)
Registrant's telephone number, including area code: (414) 342-4680
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock Par value, $.01 PER SHARE	HOG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2019: 5,637,424,248
Number of shares of the registrant’s common stock outstanding at January 31, 2020: 152,807,930 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 21, 2020

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2019

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “is on-track” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption Item 1A. Risk Factors of this report and under the Cautionary Statements section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Outlook sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of January 28, 2020 and the remaining forward-looking statements in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 19, 2020), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1. Business
General
Harley-Davidson Motor Company was founded in 1903. Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Harley-Davidson, Inc. is the parent company of Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. The Company operates in two segments: Motorcycles and Related Products (Motorcycles) and Financial Services. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
Strategy
The Company's long-term strategy to build the next generation of Harley-Davidson riders globally includes the following 2027 objectives:

•	Expand total Harley-Davidson riders to 4 million in the U.S.

•	Grow international business to 50% of annual HDMC revenue

•	Launch 100 new, high-impact Harley-Davidson motorcycles beginning in 2017

•	Deliver superior return on invested capital for HDMC that falls within the top quartile of the S&P® 500

•	Grow the business without growing its environmental impact
The “More Roads to Harley-Davidson” (More Roads) plan is designed to accelerate the Company's progress toward building riders globally from 2018 to 2022. The More Roads plan includes four growth catalysts:

•	New products – keeping riders inspired by extending the Company's leadership in the market segments it has shaped and defined while unlocking new market opportunities

•	Broader access – creating new pathways to Harley-Davidson, expanding access and appeal to more people around the world

•
Stronger dealers – working side-by-side with the Company's global dealers to build stronger capabilities that lead to improved channel performance, greater profitability and a Harley-Davidson experience that exceeds riders' expectations

•	Amplify brand – enhancing the Harley-Davidson experience to inspire interest in riding, foster moto-culture and build an even bigger, more passionate community of Harley-Davidson riders

Motorcycles and Related Products Segment
The Motorcycles segment consists of HDMC which designs, manufactures and sells Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and services. The Company's products are sold to retail customers primarily through a network of independent dealers. The Company conducts business on a global basis, with sales in the United States (U.S.), Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America.
Motorcycles segment revenue by product line as a percent of total revenue for the last three fiscal years was as follows:

	2019	2018	2017
Motorcycles	77.4%	78.1%	76.6%
Parts & Accessories	15.6%	15.2%	16.3%
General Merchandise	5.2%	4.9%	5.3%
Licensing	0.8%	0.8%	0.8%
Other products and services	1.0%	1.0%	1.0%
	100.0%	100.0%	100.0%
Motorcycles – The Company's current Harley-Davidson motorcycle offering includes cruiser and touring models that feature unique styling, innovative design, distinctive sound, and superior quality with the ability to customize. Harley-Davidson motorcycles generally feature engines with displacements that are greater than 600cc, up to a maximum displacement of approximately 1900cc. In addition, the Company introduced LiveWire™, its first electric motorcycle, in 2019.
The on-road motorcycle industry is comprised of the following segments:

•	Cruiser – emphasizes styling, customization and casual riding

•	Touring – emphasizes rider comfort and load capacity and incorporates features such as fairings and luggage compartments ideal for long rides

•	Standard – a basic motorcycle typically featuring upright seating for one or two passengers

•	Sportbike – incorporates racing technology and performance and aerodynamic styling and riding position

•	Dual – designed with the capability for use on-road as well as for some off-road recreational use
The Company's current lineup of motorcycles competes primarily in the cruiser and touring segments. Competition in the segments of the motorcycle industry where the Company currently competes is based upon a number of factors including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of the dealer networks that sell the products. The Company believes its motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. Harley-Davidson motorcycles feature remarkable styling, customization, innovation, sound, quality and reliability and include a warranty that is generally two years. The Company considers the availability of a line of motorcycle parts & accessories and general merchandise, the availability of financing through HDFS and its global network of independent dealers to be competitive advantages.
Under the More Roads plan, the Company intends to introduce new products, including additional electric motorcycles; new middleweight motorcycles that include adventure touring, custom and streetfighter models with engine displacements ranging from 750cc to 1250cc; and smaller displacement motorcycles for certain emerging markets. In 2019, the Company announced a collaboration with Zhejiang Qianjiang Motorcycle Co., Ltd. that will support the launch of a smaller, more accessible Harley-Davidson motorcycle planned for the China market in 2020 with additional Asian markets expected to follow. The Company plans to introduce these new motorcycles between 2020 and 2022.
Motorcycle Industry Data – In 2019, the U.S. and European markets accounted for approximately 75% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles. The most significant other markets for the Company, based on the Company's 2019 retail sales data, were Japan, Australia, and Canada.
The Company's market includes on-road motorcycles with internal combustion engines with displacements greater than 600cc and electric motorcycles with kilowatt (kW) peak power equivalents greater than 600cc (601+cc). In the U.S., sales in the 601+cc portion of the motorcycle market represented approximately 76% of the total motorcycle market in 2019, based on new units registered. The cruiser and touring segments accounted for approximately 70% of the sales in U.S. 601+cc portion of the motorcycle market in 2019, consistent with 2018. Harley-Davidson has been the historical market share leader in the U.S. 601+cc portion of the motorcycle market (U.S. industry data source: Motorcycle Industry Council).

U.S. Motorcycle Registration Data(a)(b)
U.S. retail registration data for 601+cc motorcycles was as follows:

	2019	2018	2017
Industry new motorcycle registrations	252,842	263,750	288,802
Harley-Davidson new motorcycle registrations	124,040	131,064	146,493
Harley-Davidson U.S. market share	49.1%	49.7%	50.7%

(a)
Data includes on-road 601+cc models and electric motorcycles with kW peak power equivalents greater than 600cc's. On-road 601+cc models include dual models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)
U.S. industry data is derived from information provided by the Motorcycle Industry Council. This third-party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7. Management's Discussion and Analysis. The Company’s source for retail sales data in Item 7. Management's Discussion and Analysis is sales and warranty registrations provided by independent Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7. Management's Discussion and Analysis includes sales of Harley-Davidson Street® 500 motorcycles which are excluded from this table. In addition, small differences may arise related to the timing of data submissions to the independent sources.

The European 601+cc motorcycle market is larger than the U.S. market and customer preferences differ from those of U.S. customers. The cruiser and touring segments represented approximately 20% of the sales in the 601+cc portion of the European market in 2019 compared to approximately 70% of the 601+cc portion of the motorcycle market in the U.S.
European Motorcycle Registration Data(a)(b)
European retail registration data for 601+cc motorcycles was as follows:

	2019	2018	2017
Industry new motorcycle registrations	425,998	397,669	390,619
Harley-Davidson new motorcycle registrations	37,813	40,930	38,115
Harley-Davidson European market share	8.9%	10.3%	9.8%

(a)
Data includes on-road 601+cc models. On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

(b)
Europe industry data includes retail sales in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Industry retail motorcycle registration data is derived from information provided by the Association des Constructeurs Europeens de Motocycles, an independent agency. This third-party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7. Management's Discussion and Analysis. The Company’s source for retail sales data in Item 7. Management's Discussion and Analysis is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7. Management's Discussion and Analysis includes sales of Harley-Davidson Street® 500 motorcycles which are excluded from this table. In addition, some differences may arise related to the timing of data submissions to the independent sources.

Parts & Accessories and General Merchandise – The Company offers a line of Harley-Davidson parts & accessories (P&A) and general merchandise. P&A products are comprised of Genuine Motor Parts and Genuine Motor Accessories. Genuine Motor Parts include replacement parts and Genuine Motor Accessories includes mechanical and cosmetic accessories. General merchandise includes riding gear and apparel, including Genuine MotorClothes®.
Licensing – The Company creates reach and awareness of the Harley-Davidson brand among its customers and the non-riding public by licensing the name “Harley-Davidson” and other trademarks owned by the Company for use on a range of products.
Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.
The Company owns, and continues to obtain, patent rights that relate to its motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technologies and designs. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. The Company’s active patent portfolio has an average age of approximately six years. A patent review committee manages the patent strategy and portfolio of the Company.
Trademarks are important to the Company’s motorcycle business and licensing activities. The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. Additionally, the Company uses numerous other trademarks, trade names and logos which are registered worldwide. The following are among the Company’s trademarks: HARLEY-DAVIDSON, H-D, HARLEY, the Bar & Shield Logo, MOTORCLOTHES, the MotorClothes Logo, the Willie G Skull Logo, HARLEY OWNERS GROUP, H.O.G., the H.O.G. Logo, LIVEWIRE, SOFTAIL and SPORTSTER. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. Substantially all of the Company’s trademarks are owned by H-D U.S.A., LLC, a subsidiary of the Company, which also manages the Company’s global trademark strategy and portfolio.
Marketing – The Company’s brand, products and the riding experience are marketed to consumers worldwide. Marketing occurs primarily through digital and experiential activities as well as through more traditional promotional and advertising activities. Additionally, the Company’s independent dealers engage in a wide range of local marketing and events in part supported by cooperative programs with the Company.
Experiences that build community and connect consumers with the Harley-Davidson brand and with one another have traditionally been at the center of much of the Company’s marketing efforts. To develop, engage and retain committed riders, the Company participates in and sponsors motorcycle rallies, racing activities, music festivals, sports events and other special events. This includes events sponsored by the Harley Owners Group (H.O.G.®) to build community and connect Harley-Davidson motorcycle riders around the world. These activities help inspire interest in riding, foster moto-culture and build a passionate community of Harley-Davidson riders.
Harley-Davidson offers rider education that eliminates barriers and creates opportunities for learning and building rider confidence. Harley-Davidson® Riding Academy courses are conducted by participating independent Harley-Davidson dealerships in the U.S. and select international locations, enabling students to experience the Harley-Davidson brand, products and community as they learn.
The Company also promotes its brand, products and community through a variety of other activities and experiences. Motorcycle rentals and tours are offered through an agreement with EagleRider at select independent dealerships across the U.S. and through the Company’s Authorized Rental Program outside of the U.S. Factory tours at select locations offer a chance to see Harley-Davidson employees channel their passion and pride into building Harley-Davidson’s extraordinary motorcycles. The Harley-Davidson Museum is a unique destination that builds and strengthens the connection between riders and the brand and enhances the perception of Harley-Davidson among the public at large.
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
The Company sells its motorcycles and related products to a network of independent Harley-Davidson dealers located in approximately 100 countries worldwide. Worldwide Harley-Davidson independent dealership points by geographic location as of December 31, 2019 were as follows:

	U.S.	Canada	EMEA	Asia Pacific	Latin America	Total
Independent dealership points	698	69	423	313	66	1,569
P&A, general merchandise and licensed products are also retailed through eCommerce channels in certain markets. In the U.S., the Company operates an eCommerce site that offers products sold through participating authorized U.S. independent Harley-Davidson dealers and also sells directly to consumers through a well-known third-party eCommerce website. In select international markets, the Company utilizes additional third-party eCommerce websites.
Retail Customer and Dealer Financing – The Company believes that HDFS, as well as other third-party financial institutions, provide access to financing for independent Harley-Davidson dealers and their retail customers. HDFS provides financing to independent Harley-Davidson dealers and their retail customers in the U.S. and Canada. The Company’s independent dealers and their retail customers in EMEA, Asia Pacific and Latin America generally have access to financing through third-party financial institutions, some of which have licensing or branding agreements with HDFS.

Seasonality – The timing of retail sales made by the Company’s independent dealers tracks closely with regional riding seasons. The seasonality of the Company’s wholesale motorcycle shipments generally correlates with the timing of retail sales.
Motorcycle Manufacturing – The Company has flexible manufacturing capabilities designed to help ensure it is well-positioned to meet customer demand in a timely and cost-effective manner.(1) These capabilities allow the Company to increase the production of motorcycles ahead of and during the peak retail selling season to more closely correlate the timing of production and wholesale shipments to the retail selling season. It also allows the Company to respond to the desired model mix to meet customer demand.
The majority of the Company's manufacturing processes are performed at facilities located in the U.S. The Company's U.S. manufacturing facilities supply the U.S. market as well as certain international markets. Additionally, the Company operates facilities in Thailand, Brazil, and India. The Company's Thailand facility manufactures motorcycles for certain Asian markets and, commencing in late 2019, the European Union. In Brazil and India, the Company operates complete knock down assembly facilities, which assemble motorcycles for those respective markets from component kits sourced from the Company’s U.S. facilities and suppliers. Additionally, in India, the Company produces Harley-Davidson® Street motorcycles for distribution to markets outside of North America. The Company's global manufacturing operations are focused on driving world-class quality and performance. A global manufacturing footprint enables the Company to be close to customers, provide quality products at a competitive price and grow its overall business.
Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
The Company's principal raw materials include steel and aluminum castings, forgings, steel sheet and bar. The Company also purchases certain motorcycle components including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components, instruments and wheels. The Company closely monitors the overall viability of its supply base. The Company does not anticipate difficulties in obtaining raw materials or components.(1)
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.
The Company’s motorcycles and certain other products that are sold in the U.S. are subject to certification by the United States Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect.(1) Additionally, certain of the Company’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. As the Company expects environmental standards will become more stringent over time, the Company will continue to incur research, development and production costs in this area for the foreseeable future.(1)
The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the three years ending in 2019, the Company accrued $83.4 million associated with 13 voluntary recalls related to Harley-Davidson motorcycles.
Employees – As of December 31, 2019, the Motorcycles segment had approximately 5,000 employees, including approximately 2,000 unionized employees at its U.S. manufacturing facilities. Unionized employees are represented with collective bargaining agreements as follows:

•	York, Pennsylvania – International Association of Machinist and Aerospace Workers (IAM), agreement will expire on October 15, 2022

•	Milwaukee, Wisconsin – United Steelworkers of America (USW) and IAM, agreements will expire on March 31, 2024

•	Tomahawk, Wisconsin – USW, agreement will expire on March 31, 2024

Financial Services Segment
The Financial Services segment consists of HDFS which is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS also works with certain unaffiliated insurance companies to provide motorcycle insurance and protection products to motorcycle owners. HDFS conducts business principally in the U.S. and Canada. The Company’s independent dealers and their retail customers in EMEA, Asia Pacific and Latin America generally have access to financing through third-party financial institutions, some of which have licensing agreements with HDFS.
Wholesale Financial Services – HDFS provides wholesale financial services to U.S. and Canadian independent Harley-Davidson dealers, including floorplan and open account financing of motorcycles and P&A. All U.S. and Canadian independent dealers utilized HDFS' financing programs at some point during 2019.
Retail Financial Services – HDFS provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’ retail financial services are available through most independent Harley-Davidson dealerships in the U.S. and Canada.
Insurance Services – HDFS works with certain unaffiliated insurance companies which offer point-of-sale protection products through most independent Harley-Davidson dealers in the U.S. and Canada, including motorcycle insurance, extended service contracts and motorcycle maintenance protection. HDFS also direct-markets motorcycle insurance and extended service contracts to owners of Harley-Davidson motorcycles. In addition, HDFS markets a comprehensive package of business insurance coverages and services to owners of independent Harley-Davidson dealerships.
Licensing – HDFS has licensing arrangements with third-party financial institutions that issue credit cards bearing the Harley-Davidson brand in the U.S. and certain international markets. Internationally, HDFS licenses the Harley-Davidson brand to local third-party financial institutions that offer products to the Company’s retail customers such as financing and insurance.
Funding – The Company believes a diversified and cost-effective funding strategy is important to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Financial Services operations in 2019 were funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities and asset-backed securitizations.
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
In the U.S. and Canada, HDFS financed 65.9% and 45.0% of new Harley-Davidson motorcycles retailed by independent dealers during 2019, respectively, compared to 64.9% and 39.9%, respectively, in 2018. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to independent Harley-Davidson dealers in their local markets.
Trademarks – HDFS uses various trademarks and trade names for its financial services and products, which are licensed from H-D U.S.A., LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield logo.
Seasonality – HDFS experiences seasonal variations in retail financing activities based on the timing of regional riding seasons in the U.S. and Canada. In general, from mid-March through August, retail financing volume is greatest. HDFS wholesale financing volume is affected by inventory levels at independent Harley-Davidson dealers. Independent dealers generally have higher inventory in the first half of the year. As a result, outstanding wholesale finance receivables are generally higher during the same period.
Regulation – HDFS operations are generally subject to supervision and regulation by federal and state administrative agencies and various foreign governmental authorities. Many of the requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling and servicing of financial products and services. Therefore, HDFS operations may be subject to limitations imposed by regulations, laws and judicial and/or administrative decisions. In the U.S., for example, applicable laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act.
Depending on the specific facts and circumstances involved, non-compliance with these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, entitling the borrower to rescind the loan or to obtain a refund of amounts previously paid, or could subject HDFS to the payment of damages or penalties and administrative sanctions, including “cease and desist” orders, and could limit the number of loans eligible for HDFS' securitization programs.
The Dodd-Frank Wall Street Reform and Consumer Protection Act granted the federal Consumer Financial Protection Bureau (the Bureau) significant supervisory, enforcement and rule-making authority in the area of consumer financial products and services. Certain Bureau actions and regulations will directly impact HDFS and its operations. For example, the Bureau has supervisory authority over non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS.
Such regulatory requirements and associated supervision also could limit the discretion of HDFS in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any charter, license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions.
Eaglemark Savings Bank (ESB), a subsidiary of HDFS, is a Nevada state thrift chartered as an Industrial Loan Company. The activities of ESB are governed by federal laws and regulations and State of Nevada banking laws. ESB is subject to examination by the Federal Deposit Insurance Corporation (FDIC) and Nevada state bank examiners. ESB originates retail loans and sells the loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with many common characteristics across the U.S. and to similarly service loans to U.S. retail customers.
Employees – As of December 31, 2019, the Financial Services segment had approximately 600 employees.
Internet Access
The Company’s website address is http://www.harley-davidson.com. The Company’s website address for investor relations is http://investor.harley-davidson.com/.
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, are available on its investor relations website free of charge as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC).
In addition, the Company makes available, through its investor relations website, the following corporate governance materials: (i) the Company’s Corporate Governance Policy; (ii) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Brand and Sustainability Committee; (iii) the Company’s Financial Code of Ethics; (iv) the Company’s Code of Business Conduct (the Code of Conduct); (v) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (vi) a list of the Company’s Board of Directors; (vii) the Company’s Bylaws; (viii) the Company’s Environmental and Energy Policy; (ix) the Company’s Policy for Managing Disclosure of Material Information; (x) the Company’s Supplier Code of Conduct; (xi) the Sustainability Strategy Report; (xii) the California Transparency in Supply Chain Act Disclosure; (xiii) the Statement on Conflict Minerals; (xiv) the Political Engagement and Contributions 2018-2019; and (xv) the Company's Clawback Policy. The Company's Notice of Annual Meeting and Proxy Statement for its 2020 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.
The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on its investor relations website. The Company is not including the information contained on or available through any of its websites as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including those discussed below. These risk factors should be considered carefully before deciding whether to invest in the Company.

•
The Company may not be able to successfully execute its short-term and long-term business plans and strategies. There is no assurance that the Company will be able to execute its business plans and strategies, including the elements of the More Roads plan for growth that the Company disclosed on July 30, 2018 and updated September 24, 2019, and strengthen its existing business while enabling growth. The Company’s ability to meet the objectives, milestones, outlooks, and goals in the More Roads plan depends upon, among other factors, the Company’s ability to: (i) realize expectations concerning market demand for electric, middleweight, and small-displacement models, which may depend in part on the building of necessary infrastructure, (ii) develop and introduce products on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (iii) successfully carry out its global manufacturing and assembly operations, (iv) manage risks that arise through expanding international manufacturing, operations and sales, (v) effectively implement changes relating to its dealers and distribution methods, (vi) accurately analyze, predict and react to changing market conditions, (vii) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, (viii) reduce other costs to offset costs of the More Roads plan and redirect capital without adversely affecting its existing operations, and (ix) avoid adverse impacts to its operations and/or demand for its products that may result from widespread infectious disease, in particular as it relates to its small displacement plans in Asia. Without limitation, the Company sees 2020 as the pivotal year in the transformation of the Company under the More Roads plan, and the Company faces challenges, risks and uncertainties in executing the plan. As a result, the Company may not realize its expectation of significant growth in 2021 or its goals for 2022 under the plan. The Company also may not be able to achieve the 2027 objectives under the Company's long-term strategy to build the next generation of Harley-Davidson riders globally.

•
The Company’s strategy to grow ridership may not be successful. The Company has been successful in marketing its products in large part by promoting the experience of Harley-Davidson motorcycling. To sustain and grow the business over the long-term, the Company must grow the sport of motorcycling and continue to be successful selling products and promoting the experience of motorcycling to new customers, including new riders, competitive riders and those who have motorcycle licenses but do not currently ride. The Company’s efforts toward expanding to 4 million total Harley-Davidson riders in the U.S. through 2027 and growing ridership internationally may not be successful, and achieving such growth in ridership may still not adequately meet the desired result of driving unit sales growth. Further, growing ridership in the U.S. may be challenging because the motorcycle market in the U.S. has been stagnant or declining, and the Company expects those conditions to continue. Failure to successfully drive demand for the Company's products may have a material adverse effect on the Company's business and results of operations.

•
The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to change in terms of styling preferences and advances in new technologies, and at the same time, it is subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies that consumers desire. The Company may not be able to achieve its goal of introducing 100 new, high-impact motorcycle models between 2017 and 2027, and introducing those models may still not lead to the desired result of driving unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences and market demands. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.

•
Changes in general economic and business conditions, tightening of credit and retail markets, political events or other factors may adversely impact independent dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Weakened economic conditions in certain business sectors and geographic areas can also result in reduced demand for the Company's products. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.

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

•
The financial services operations are exposed to credit risk on its retail and wholesale finance receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's independent dealers, to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. Credit losses are also influenced by the markets for new and used motorcycles, and the Company and its independent dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models may result in increased supply or decreased demand in the market for used Harley-Davidson branded motorcycles, including those motorcycles that serve as collateral or security for credit that HDFS has extended. This in turn could adversely impact the prices at which repossessed motorcycles may be sold, which may lead to increased credit losses for HDFS. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. The Company believes HDFS' retail credit losses may continue to increase over time due to changing consumer credit behavior, HDFS' efforts to increase prudently structured loan approvals to sub-prime borrowers, and new financing programs that may result in different loan performance than our existing programs.

•
The motorcycle industry has become increasingly competitive. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and as price becomes a more important factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.

•
Expanding international sales and operations subjects the Company to risks that may have a material adverse effect on its business. Expanding international sales and operations is a part of the Company’s long-term business strategy, particularly in light of the U.S. market conditions. There is no assurance that the Company will accomplish this international expansion. Further, to support that strategy, the Company must increase its presence outside the U.S., including additional employees and investment in business infrastructure and operations. International operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government laws and regulations and U.S. laws and regulations that apply to international operations, the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability and cash flows. This includes, for example, the uncertainty related to the impact of United Kingdom’s withdrawal from the European Union (EU)

(commonly known as “Brexit”). Business practices that may be accepted in other countries can violate U.S. or other laws that apply to the Company. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.

•
Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may continue to have a material adverse impact on our business, results of operations and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. Recent tariffs imposed by the EU and China resulted in material increases to the Company’s operating costs in 2018 and 2019. In 2018, the EU placed a 25% incremental tariff (31% total tariff) on motorcycles imported into the EU from the U.S., which is scheduled to increase to a 50% incremental tariff (56% total tariff) effective June 1, 2021. In addition, the U.S. government has imposed increased tariffs on imports from China (Section 301 tariffs), which has resulted in higher costs for components and products sourced from China.

In 2019, the Company obtained regulatory approvals that allow it to supply its EU markets with Touring, Softail® and Sportster® motorcycles produced at its Thailand operations at reduced tariff rates of 6%. These motorcycles will not be subject to the current 31% or future 56% tariffs that apply to motorcycles sourced from the Company's U.S. facilities. The Company expects wholesale shipments of Thailand-sourced lower-tariff motorcycles in the EU to begin early in the second quarter of 2020(1). Certain Trike and CVO™ models will continue to be sourced from the U.S. and will remain subject to the higher EU tariffs.
Recent U.S. tariffs on imports from China remain largely unmitigated and are expected to cost the Company approximately $15 million in 2020(1). The on-going impact of these tariffs will depend on future trade discussions between the U.S. and China or the Company’s ability to avoid or offset these costs should the tariffs remain in place.
Without limitation, (i) tariffs currently in place, (ii) the imposition by the U.S. government of new tariffs on imports to the U.S. and/or (iii) the imposition by foreign countries of tariffs on U.S. products, including tariffs imposed in response to U.S. tariffs, could materially increase: (a) the cost of Harley-Davidson products that the Company is offering for sale in relevant countries, (b) the cost of certain products that the Company sources from foreign manufacturers and (c) the prices of certain raw materials that the Company utilizes. The Company may not be able to pass such increased costs on to independent dealers or their customers, and the Company may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Such developments could have a material adverse impact on the Company's business, financial condition and results of operations.

•
The Company may not be able to successfully execute its manufacturing strategy. The Company’s manufacturing strategy is designed to continuously improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. Based on the Company’s strategy, the Company may, from time to time, open, close, expand, contract or restructure one or more of its manufacturing facilities. The Company believes flexible manufacturing, including flexible supply chains and flexible labor agreements, is a key element to enable improvements in the Company’s ability to respond to customers in a cost effective manner(1). To execute this strategy, the Company must be successful in its implementation of facility changes and in its continuous improvement efforts, all of which are dependent on the involvement of management, production employees and suppliers. Any inability to achieve these objectives could adversely impact the profitability of the Company’s products and its ability to deliver the right product at the right time to the customer.

•
The Company must prevent and detect issues with its products, components purchased from suppliers and its suppliers’ manufacturing processes to reduce recall campaigns, warranty costs, litigation, product liability claims, delays in new model launches and regulatory investigations. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure high quality products are sold to retail customers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, field actions such as product programs and product recalls, inquiries or investigations from regulatory agencies, and warranty claims and product liability claims, which may involve purported class actions. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liabilities and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with poor quality, the announcement of recalls and the filing of product liability claims (whether or not successful), may also adversely affect the Company’s reputation and brand strength.

•
A cybersecurity breach may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party service providers and vendors receive, store and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, mobile applications, planned connected vehicle services offerings and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to continually evolving cybersecurity risks. The Company's plan to offer connected vehicle services will heighten these risks. Unauthorized parties have attempted to and may attempt in the future to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving our employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. The Company has experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.

•
The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, a weakening in those foreign currencies relative to the U.S. dollar can adversely affect the Company's revenue margin, and cause volatility in results of operations. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. Although the Company uses derivative financial instruments to some extent to attempt to manage a portion of its exposure to foreign currency exchange rates, commodity prices, and interest rate risks, the Company does not attempt to manage its entire expected exposure, and these derivative financial instruments generally do not extend beyond one year and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.

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

•
The Company relies on third-party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company may experience supply problems relating to raw materials and components such as unfavorable pricing, poor quality or untimely delivery. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material, natural disasters or widespread infectious disease. Further, the Company's suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

•
The Company’s operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization and to effectively execute reorganization actions within expected costs and realize the expected benefits of those actions. The Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance, and the Company must effectively execute reorganization actions. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.

•
The Company primarily sells its products at wholesale and must rely on a network of independent dealers to manage the retail distribution of its products. The Company depends on the capability of its independent dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers purchase from the Company. If the Company’s independent dealers are not successful in these endeavors, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, independent dealers may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions, such as weakened retail sales and tightened credit. If independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain independent dealerships. As a result, the Company could face additional adverse consequences related to the termination of independent dealer relationships. Additionally, liquidating a former independent dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s independent dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers, and adversely impact the Company’s ability to collect wholesale receivables that are associated with that independent dealer.

•
The financial services operations are highly dependent on accessing capital markets to fund operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions will adversely affect its earnings and results of operations. Liquidity is essential to the Company’s financial services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s financial services operations may be negatively affected by difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital and reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers. Additionally, the ability of the Company and its financial services operations to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, then the Company’s cost of borrowing could increase, which may result in reduced earnings and reduced interest margins, and the Company’s access to capital may be disrupted or impaired.

•
The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency and to mitigate failure risks from older/aged technologies currently in its portfolio. The Company has several large, strategic information system projects in process. As new systems and technologies (and related strategies) are implemented, the Company could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to its manufacturing and other business processes. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations. Also, older technologies may fail, which may have a material adverse effect on the Company’s business and results of operations. In the case of the Company's planned electronic vehicle services offering, these risks are heightened because these services are dependent on (i) the successful implementation of complex third-party cloud solutions, (ii) the ability of a rider's motorcycle and mobile application to successfully connect to each other and (iii) the support of cellular carriers.

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

The Company’s domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency (EPA), Securities and Exchange Commission (SEC), National Highway Traffic Safety Administration, Department of Labor and Federal Trade Commission. In addition, the Company’s sales and operations are also subject to laws and actions of state legislatures and other local regulators, including independent dealer statutes and licensing laws. Changes in regulations or the imposition of additional regulations may have a material adverse effect on the Company’s business and results of operations
Tax – The Company is subject to income and non-income based taxes in the U.S. federal and state jurisdictions and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide income tax liabilities and other tax liabilities including the impact of the 2017 Tax Cuts and Jobs Act (2017 Tax Act). The Company believes that it complies with applicable tax laws. If the governing tax authorities have a different interpretation of the applicable laws or if there is a change in tax laws, the Company's financial condition and/or results of operations may be adversely affected. To the extent there are considerable changes to tax laws, the Company may need to readjust its tax strategy, and may not be able to take full advantage of such changes.
Environmental – The majority of the Company’s motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as the California Air Resources Board and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. If the Company fails to meet existing or new requirements, then the Company may be unable to sell certain products or may be subject to fines or penalties. Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company may face greater regulatory or customer pressure to develop products that generate less emissions. This may require the Company to spend additional funds on research, product development and implementation costs and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage.
Financial Services – The Company’s financial services operations are governed by a wide range of U.S. federal and state and foreign laws that regulate financial and lending institutions, and financial services activities. In the U.S. for example, these laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. The financial services operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an Industrial Loan Company. U.S. federal and state bodies may in the future impose additional laws, regulation and supervision over the financial services industry.
Violations of, or non-compliance with, relevant laws and regulations may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or obtain a refund of amounts previously paid, could subject HDFS to payment of damages, civil fines, or criminal penalties and administrative sanctions and could limit the number of loans eligible for HDFS securitizations programs. Such regulatory requirements and associated supervision also could limit the discretion of HDFS in operating its business, such as through the suspension or revocation of any charter, license or registration at issue, as well as the imposition of administrative sanctions, including "cease and desist" orders. The Company cannot assure that the applicable laws or regulations will not be amended or construed in ways that are adverse to HDFS, that new laws and regulations will not be adopted in the future, or that laws and regulations will not attempt to limit the interest rates or convenience fees charged by HDFS, any of which may adversely affect the business of HDFS or its results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is a sweeping piece of legislation impacting financial services and the full effect continues to evolve as regulations that are intended to implement the Dodd-Frank Act are adopted, and the text of the Dodd-Frank Act is analyzed by stakeholders and the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the Bureau). The Bureau has significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the Bureau will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet fully known and subject to change. Compliance may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required. Compliance may create operational constraints and place limits on pricing. Failure to comply, as well as changes to laws and regulations, or the imposition of additional laws and regulations, could affect HDFS’ earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations. The Bureau also has supervisory authority over certain non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS, allowing the Bureau to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, changes to processes and procedures, product-related changes or consumer refunds, or other actions.
U.S. Public Company – The Company is also subject to policies and actions of the SEC and New York Stock Exchange (NYSE). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors.

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

•
The Company’s Motorcycles segment is dependent upon unionized labor. A substantial portion of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. HDMC is currently a party to three collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Wisconsin will expire in 2024, and the agreement with employees in Pennsylvania will expire in 2022. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. The Company's decisions regarding opening, closing, expanding, contracting or restructuring its facilities may require changes to existing or new bargaining agreements. Failure to renew agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on the Company’s business and results of operations.

•
The ability of the Company to expand international sales may be impacted by existing or new laws and regulations that impose motorcycle licensing restrictions and limit access to roads and highways. Expanding international sales is a part of the Company’s long-term business strategy. A number of countries have tiered motorcycle licensing requirements that limit the ability of new and younger riders to obtain licenses to operate the Company’s motorcycles, and many countries are considering the implementation of such requirements. These requirements only allow new and/or younger riders to operate smaller displacement motorcycles for certain periods of time. Riders typically are only permitted to obtain a license to ride larger displacement motorcycles upon reaching certain ages and/or having been licensed to ride smaller displacement motorcycles for a certain period of time, and only after passing additional tests and paying additional fees. These requirements pose obstacles to large displacement motorcycle ownership. Other countries have laws and regulations that prohibit motorcycles from being operated on certain roads and highways. These types of laws and regulations could adversely impact the Company’s plans to expand international sales.

•
The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes. The uncertainty associated with substantial unresolved claims and lawsuits may harm the Company’s business, financial condition, reputation and brand. The defense of the lawsuits may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment may have a material adverse effect on the Company’s business and results of operations. Refer to Item 3. Legal Proceedings in this Form 10-K and in the other periodic reports that the Company files with the SEC for additional detail regarding lawsuits and other claims against the Company.

•
The Company, its suppliers and its independent dealers must successfully accommodate a seasonal retail motorcycle sales pattern. The Company records the wholesale sale of a motorcycle when it is shipped to the Company’s independent dealers. The Company's flexible production capability allows it to more closely correlate motorcycle production and wholesale shipments with the retail selling season. Any difficulties in executing flexible production could result in lost production or sales. The Company, its suppliers and its independent dealers must be able to successfully manage changes in production rates, inventory levels and other business processes associated with flexible production. Failure by the Company, its suppliers or its independent dealers to make such adjustments may have a material adverse effect on the Company’s business and results of operations.

•
The Company incurs substantial costs with respect to employee pension and healthcare benefits. The Company’s cash funding requirements and its estimates of liabilities and expenses for pensions and healthcare benefits for both active and retired employees are based on several factors that are outside the Company’s control. These factors include funding requirements of the Pension Protection Act of 2006, the rate used to discount the future estimated liabilities, the rate of return on plan assets, current and projected healthcare costs, healthcare reform or legislation, retirement age and mortality. Changes in these factors can impact the expense, liabilities and cash requirements associated with these benefits which could have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, costs associated with these benefits put the Company under significant cost pressure as compared to its competitors that may not bear the costs of similar benefit plans. Furthermore, costs associated with complying with the Patient Protection and Affordable Care Act may produce additional cost pressure on the Company and its health care plans.

•
The Company must maintain stakeholder confidence in its corporate governance practices and operating ethics. The Company believes it has a history of good corporate governance and operating ethics. The Company has a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain its reputation for good corporate governance and strong operating ethics may have a material adverse effect on the Company’s business and results of operations.

•
The Company’s operations may be affected by greenhouse emissions and climate change and related regulations. Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions. In addition, several U.S. states, including states where the Company has manufacturing facilities, have previously considered and may in the future implement greenhouse gas registration and reduction programs. Energy security and availability and its related costs affect all aspects of the Company’s manufacturing operations in the U.S., including the Company’s supply chain. The Company’s manufacturing facilities use energy, including electricity and natural gas, and certain of the Company’s facilities emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity the Company purchases, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require the Company to purchase allowances to offset the Company’s own emissions or result in an overall increase in costs of raw materials, any one of which could increase the Company’s costs, reduce competitiveness in a global economy or otherwise negatively affect the Company’s business, operations or financial results. Many of the Company’s suppliers face similar circumstances. Physical risks to the Company’s business operations as identified by the Intergovernmental Panel on Climate Change and other expert bodies include scenarios such as sea level rise, extreme weather conditions and resource shortages. Extreme weather may disrupt the production and supply of component parts or other items such as natural gas, a fuel necessary for the manufacture of motorcycles and their components. Supply disruptions would raise market rates and jeopardize the continuity of motorcycle production.

•
Regulations related to materials that the Company purchases to use in its products could cause the Company to incur additional expenses and may have other adverse consequences. Laws or regulations impacting the Company's supply chain, such as the UK Modern Slavery Act, could affect the sourcing and availability of some of the raw materials that the Company uses in the manufacturing of its products. The Company's supply chain is complex, and if it is not able to fully understand its supply chain, then the Company may face reputational challenges with customers, investors or others and other adverse consequences. For example, many countries in which the Company distributes its products are beginning to introduce regulations that require knowledge and disclosure of virtually all materials and chemicals in the Company’s products. Accordingly, the Company could incur significant costs related to the process of complying with these laws, including potential difficulty or added costs in satisfying the disclosure requirements.

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

The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
A summary of the principal operating properties of the Company as of December 31, 2019 is as follows:

Type of Facility	Location	Status
Motorcycle and Related Products:
Corporate office	Milwaukee, WI	Owned
Product development center	Wauwatosa, WI	Owned
Manufacturing(a)	Menomonee Falls, WI	Owned
Manufacturing(b)	Tomahawk, WI	Owned
Manufacturing(c)	York, PA	Owned
Manufacturing(d)	Rayong, Thailand	Owned
Manufacturing(e)	Manaus, Brazil	Leased
Manufacturing(f)	Bawal, India	Leased

Financial Services:
Corporate office	Chicago, IL	Leased
Wholesale and retail operations office	Plano, TX	Leased
Retail operations office	Carson City, NV	Owned

(a)	Motorcycle powertrain production

(b)	Production and painting of motorcycle component parts

(c)	Motorcycle parts fabrication, painting and assembly

(d)	Production of select models for certain Asian and European markets

(e)	Assembly of select models for the Brazilian market

(f)	Assembly of select models for the Indian market and production of Harley-Davidson® Street motorcycles for markets outside of North America
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
Environmental Protection Agency Notice – In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the DOJ each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement, and on February 8, 2019 the DOJ filed a status update reminding the court of the current status of the outstanding matter. The Company has an accrual associated with this matter recorded in Accrued liabilities on the Consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47% respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility has been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The associated cleanup plan documents were submitted for approval in December 2019 and remaining cleanup activities will begin in mid-2020. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
Product Liability Matters – The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s Consolidated financial statements.(1)
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange under the trading symbol HOG. As of January 31, 2020, there were 68,506 shareholders of record of Harley-Davidson, Inc. common stock.
The Company’s share repurchases include discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. Detail related to the Company's repurchases of its common stock based on the date of trade during the quarter ended December 31, 2019 is as follows:

2019 Fiscal Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30 to November 3	569,959	$35	569,959	9,851,678
November 4 to December 1	438,496	$36	438,496	9,414,221
December 2 to December 31	1,167,849	$37	1,167,849	8,246,721
	2,176,304	$36	2,176,304

(a)	Includes discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. As of December 31, 2019, 8.2 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (i) have the Company withhold shares otherwise issuable under the award, (ii) tender back shares received in connection with such award or (iii) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2019, the Company acquired 9,548 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (S&P) 500 Index as the broad-based index and the S&P MidCap 400 Index as a more specific comparison. The S&P MidCap 400 Index was chosen as the Company does not believe any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2014 and that all dividends are reinvested.

	2014	2015	2016	2017	2018	2019
Harley-Davidson, Inc.	$100	$70	$93	$84	$58	$66
S&P’s MidCap 400 Index	$100	$96	$116	$135	$120	$152
S&P’s 500 Index	$100	$101	$113	$138	$132	$174

Item 6. Selected Financial Data

(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Revenue:
Motorcycles and Related Products	$4,572,678	$4,968,646	$4,915,027	$5,271,376	$5,308,744
Financial Services	789,111	748,229	732,197	725,082	686,658
	$5,361,789	$5,716,875	$5,647,224	$5,996,458	$5,995,402

Net income	$423,635	$531,451	$521,759	$692,164	$752,207

Weighted-average shares:
Basic	157,054	165,672	171,995	179,676	202,681
Diluted	157,804	166,504	172,932	180,535	203,686

Earnings per share:
Basic	$2.70	$3.21	$3.03	$3.85	$3.71
Diluted	$2.68	$3.19	$3.02	$3.83	$3.69

Dividends paid per share	$1.50	$1.48	$1.46	$1.40	$1.24

Assets(a)(c)	$10,528,159	$10,665,664	$9,972,672	$9,890,240	$9,972,977
Debt(a)	$7,444,930	$7,599,276	$6,988,009	$6,807,567	$6,872,198
Lease obligations(c)	$63,460	$—	$—	$—	$—
Shareholders' equity(b)	$1,803,999	$1,773,949	$1,844,277	$1,920,158	$1,839,654

(a)
The Company adopted Accounting Standards Update (ASU) No. 2015-03 and ASU No. 2015-15 on January 1, 2016. Upon adoption, the Company reclassified debt issuance cost, other than those related to line of credit arrangements, from other assets to debt.

(b)
The Company adopted ASU No. 2014-09 on January 1, 2018. Upon adoption, the Company recorded a net increase to the opening balance of Retained earnings of $6.0 million, net of income taxes, to recognize the cumulative effect of the adoption.

(c)
The Company adopted ASU No. 2016-02 on January 1, 2019. Upon adoption, the Company recorded Lease assets and related lease liabilities related to the Company's leasing arrangements totaling approximately $60 million.

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
The “% Change” figures included in the “Results of Operations” section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented. Certain "% Change" deemed not meaningful (NM) have been excluded.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “is on-track” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and in “Cautionary Statements” in this Item 7. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the “Overview” and “Outlook” sections are only made as of January 28, 2020 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 19, 2020), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income for 2019 was $423.6 million, or $2.68 per diluted share, compared to $531.5 million, or $3.19 per diluted share, in 2018.
Operating income from the Motorcycles segment in 2019 was down $132.7 million compared to 2018 due primarily to lower wholesale motorcycle shipments, a less favorable product mix and higher costs related to the impact of recent European Union (EU) and China tariffs, partially offset by lower recall costs and lower restructuring expenses.
Operating income from the Financial Services segment in 2019 was down $25.2 million or 8.6% compared to 2018 due primarily to an increase in the provision for credit losses.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles decreased 4.3% in 2019 compared to 2018. Retail sales were down 5.2% in the U.S. and decreased 3.0% in international markets compared to 2018. Internationally, retail sales growth in emerging markets was more than offset by declines in developed markets. Retail sales in the U.S. continued to be impacted by a weak U.S. industry; however, the rate of decline for the U.S. industry moderated in 2019. The U.S. 601+cc industry declined 4.1% in 2019 compared to 2018, which was the industry's lowest rate of decline since 2016. The Company expects continued headwinds in 2020 in the U.S. and developed international markets.
The Company plans to continue to address these market challenges by focusing on its strategy to build the next generation of riders globally and executing its “More Roads to Harley-Davidson” (More Roads) plan. The More Roads plan, which extends from 2018 to 2022, is designed to accelerate the Company's progress towards building committed riders globally and deliver significant growth starting in 2021. One of the Company's objectives is to expand total Harley-Davidson riders in the U.S. to 4 million by the end of 2027. This objective is focused on both attracting and retaining more riders each year.
At the end of 2019, there were 3.1 million Harley-Davidson riders in the U.S., 55,000 more total riders than at the end of 2018. During 2019, 527,000 riders joined the Harley-Davidson brand in the U.S., 25,000 more than the number that joined Harley-Davidson in 2018.* (*Data and analysis based on IHS Markit Motorcycles in Operation (MIO) for On-Highway and Dual purpose bikes in the U.S. Snapshot based on data as of Dec. 31, 2019 compared to Dec. 31, 2018. IHS Markit reports, data and information referenced herein (the “IHS Markit Materials”) are the copyrighted property of IHS Markit Ltd. and its subsidiaries (“IHS Markit”). The IHS Markit Materials are from sources considered reliable; however, the accuracy and completeness thereof are not warranted, nor are the opinions and analyses published by IHS Markit representations of fact. The

IHS Markit Materials speak as of the original publication date thereof and are subject to change without notice. IHS Markit and other trademarks appearing in the IHS Markit Materials are the property of IHS Markit or their respective owners.)
The Company aims to continue to improve annual progress towards building committed riders to reach its 2027 objective and is executing its More Roads plan to do so. The Company believes it advanced its More Roads plan during 2019 and is on-track to realize its expectation of significant growth in 2021.
Outlook(1)
On January 28, 2020, the Company announced the following expectations for 2020.
Motorcycles and Related Products Segment – In 2020, the Company expects Motorcycles segment revenue to be approximately $4.53 billion to $4.66 billion, or down 1% to up 2% compared to 2019. Beginning in 2020, the Company is providing revenue guidance in place of motorcycle shipment guidance. The Company believes revenue is a more comprehensive view of the business given the breadth of revenue growth drivers included in the More Roads plan that would not be reflected in motorcycle shipments. These include things such as small displacement motorcycles, electric bicycles, electric two-wheelers for kids and an expanded focus on broadening access to general merchandise products. As the Company transitions from motorcycle shipment guidance to revenue guidance. it provided the following outlook for motorcycle shipments. The Company expects 2020 worldwide motorcycle shipments, including its 601+cc and LiveWire™ motorcycles, to be down modestly, to up slightly, compared to 2019.
The Company expects U.S. retail sales of new Harley-Davidson motorcycles to be lower in 2020 compared to 2019 behind lower U.S. industry sales, but expects the rate of decline to continue to temper during 2020.
During 2020, the Company expects worldwide retail sales to be positively impacted by:

•	Its focus on increasing committed riders and investment in the Stronger Dealers growth catalyst of the More Roads plan

•	Its model year 2020 and 2021 motorcycles, including the Pan America™ and Harley-Davidson® Bronx™ middleweight models in late 2020

•	Expansion of the international independent dealer network
However, the Company expects these positive sales impacts to continue to be met by strong headwinds, including:

•	A declining U.S. motorcycle industry

•	A relative shift in rider preference toward market segments in which the Company does not currently compete, but plans to enter by the end of 2020

•	A marketplace crowded with highly competitive promotions, incentives and discounts
In 2020, Motorcycles segment operating margin as a percent of revenue is expected to be between 7% and 8%, up from 2019 operating margin of 6.3%.
Gross margin is expected to increase in 2020 behind lower year-over-year EU and China tariffs and strong operational productivity, including approximately $23 million in incremental Manufacturing Optimization Plan savings, partially offset by unfavorable changes in product mix. Refer to the “Restructuring Plan Costs and Savings” section below for further information regarding the Manufacturing Optimization Plan.
During 2020, the Company expects the impact of recent EU and China tariffs to be approximately $35 million, which is down significantly from the 2019 impact of recent EU and China tariffs of $97.9 million. The 2020 estimate includes EU tariffs of approximately $20 million resulting from the shipment of remaining high-tariff inventory in Europe and continued tariffs on Trike and CVO™ models which the Company will continue to produce in the U.S. In addition, the Company expects to incur approximately $15 million from U.S. tariffs on imports from China (Section 301 tariffs).
While the Company plans to drive cost out of Selling, administrative and engineering expense, it expects operating expenses to be higher in 2020 due to increased investment in the More Roads plan and the absence of benefits recorded in 2019 related to recalls. In 2019, the Company recognized approximately $34 million of recall benefits primarily driven by supplier recoveries that are not expected to repeat in 2020. In 2020, investment in the More Roads plan is expected to peak as the Company finalizes product development and plans to launch:

•	New middleweight motorcycles

•	Electric bicycles

•	A small displacement motorcycle in China
Finally, the Company does not expect to incur restructuring expense in 2020, which will compare favorably to $32.4 million of restructuring expense in 2019.

Looking to the first quarter of 2020, the Company expects Motorcycles segment revenue to be between $1.09 billion and $1.17 billion, down 2% to 9% compared to the first quarter of 2019. First quarter 2020 Motorcycles segment operating margin as a percent of revenue is also expected to be down approximately 2.5 percentage points compared to the prior year. First quarter 2020 Motorcycles segment gross margin is expected to be flat to the prior year driven by favorable tariff impacts and increased productivity, which are expected to be offset by unfavorable mix. Selling, administrative and engineering expense is expected to be higher in the first quarter of 2020 compared to the first quarter of 2019 due primarily to the recall benefit of approximately $28.0 million recorded in 2019.
Financial Services Segment – The Company expects 2020 Financial Services segment operating income to be approximately flat compared to 2019 driven by modestly higher interest income largely offset by an increased provision for credit losses and higher interest expense as some lower rate debt matured during 2019. Credit losses are expected to be slightly higher due in part to increased expected loss experience on certain financing programs.
Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. The Company has completed its work surrounding model development, documentation and validation as well as its evaluation of associated processes, data sources, internal controls and policies. The Company is working through its remaining steps for the adoption of ASU 2016-13, which includes finalizing assumptions related to economic forecasts and appropriate qualitative factors and their associated processes and internal controls. The impact of adoption is expected to result in an initial increase in the allowance for credit losses in the range of $70.0 million to $110.0 million, with a decrease in retained earnings net of taxes.
The initial change in the allowance for credit losses at adoption and the ongoing effect of ASU 2016-13 on the provision for credit losses will be impacted by the size and composition of the Company's finance receivables portfolio, economic conditions, reasonable and supportable forecasts, and other appropriate factors at each reporting period. Favorable or unfavorable changes in these key factors may cause additional volatility in the provision for credit losses and, therefore, Financial Services segment operating income.

Harley-Davidson, Inc. – Capital expenditures in 2020 are expected to be $215 million to $235 million. The Company anticipates it will have the ability to fund all capital expenditures in 2020 with cash flows generated by operations.
The Company expects its 2020 full year effective tax rate will be approximately 24% to 25%. This guidance excludes the effect of potential future adjustments, including items associated with any potential new tax legislation or audit settlements.
Restructuring Plan Costs and Savings(1)
In January 2018, the Company commenced a significant, multi-year manufacturing optimization plan anchored by the consolidation of its plant in Kansas City, Missouri into its plant in York, Pennsylvania and the closure of the Company's wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). The consolidation of U.S. operations included the elimination of approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility. The Adelaide facility closure resulted in the elimination of approximately 90 jobs.
In November 2018, the Company implemented a reorganization of its workforce (Reorganization Plan). As a result, approximately 70 employees left the Company on an involuntary basis.

The Company does not expect to incur any additional costs under the restructuring plans in 2020. The actual costs and estimated savings associated with the restructuring plans were as follows (dollars in millions):

	2018 Actual	2019 Actual	2020 Estimated	Total
Manufacturing Optimization Plan:
Costs related to temporary inefficiencies	$12.9	$10.3	$—	$23.2
Restructuring expenses	89.5	32.7	—	122.2
	$102.4	$43.0	$—	$145.4
Approximate cash expenditures				60%
Reorganization Plan:
Restructuring expenses (benefits)	$3.9	$(0.3)	$—	$3.6
Approximate cash expenditures				100%
		2019 Actual	2020 Estimated	Annual Ongoing Estimated
Annual cash savings:
Manufacturing Optimization Plan		$32.2	$50 - $60	$65 - $75
Reorganization Plan		$ 7.0	$7	$7
Refer to Note 3 of the Notes to Consolidated financial statements for additional information regarding restructuring expenses.

Results of Operations 2019 Compared to 2018
Consolidated Results

(in thousands, except earnings per share)	2019	2018	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$289,620	$422,363	$(132,743)	(31.4)%
Operating income from Financial Services	265,988	291,160	(25,172)	(8.6)
Operating income	555,608	713,523	(157,915)	(22.1)
Other income (expense), net	16,514	3,039	13,475	443.4
Investment income	16,371	951	15,420	NM
Interest expense	31,078	30,884	194	0.6
Income before provision for income taxes	557,415	686,629	(129,214)	(18.8)
Provision for income taxes	133,780	155,178	(21,398)	(13.8)
Net income	$423,635	$531,451	$(107,816)	(20.3)%
Diluted earnings per share	$2.68	$3.19	$(0.51)	(16.0)%
Consolidated operating income was down 22.1% in 2019 compared to 2018 driven by a decrease in operating income from the Motorcycles segment of $132.7 million and a decrease in operating income from the Financial Services segment of $25.2 million. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in 2019 was favorably impacted by lower amortization of actuarial losses related to the Company's defined benefit plans. Investment income increased in 2019 as compared to 2018 due to favorable changes in the fair value of the Company's marketable securities and cash equivalents.
The effective income tax rate for 2019 was 24.0% compared to 22.6% for 2018. The higher effective income tax rate was primarily due to favorable discrete income tax adjustments recorded in 2018.

Diluted earnings per share were $2.68 in 2019, down 16.0% compared to 2018. Diluted earnings per share were adversely impacted by the 20.3% decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 166.5 million in 2018 to 157.8 million in 2019 driven by the Company's repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.
Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	2019	2018	(Decrease) Increase	% Change
United States	125,960	132,868	(6,908)	(5.2)%

Europe(b)	38,441	41,179	(2,738)	(6.6)
EMEA - Other	5,645	5,423	222	4.1
Total EMEA	44,086	46,602	(2,516)	(5.4)

Asia Pacific(c)	17,753	18,429	(676)	(3.7)
Asia Pacific - Other	11,760	10,295	1,465	14.2
Total Asia Pacific	29,513	28,724	789	2.7

Latin America	9,768	10,167	(399)	(3.9)
Canada	8,946	9,690	(744)	(7.7)
Total international retail sales	92,313	95,183	(2,870)	(3.0)
Total worldwide retail sales	218,273	228,051	(9,778)	(4.3)%

(a)
Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its independent dealers supply concerning new retail sales, and the Company does not regularly verify the information that its independent dealers supply. This information is subject to revision.

(b)	Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom

(c)	Asia Pacific data includes Japan, Australia, New Zealand and Korea
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 5.2% in 2019 compared to 2018 behind continued declines in the 601+cc U.S. industry, which was down 4.1% compared to 2018. However, the Company was encouraged by the tempering rates of decline experienced from 2018 to 2019. In 2018, retail sales of new Harley-Davidson motorcycles were down 10.2% and the 601+cc U.S. industry was down 8.7%, compared to 2017. The Company believes retail sales trends for new Harley-Davidson motorcycles have benefited from a tempered rate of decline in the U.S. industry, the Company's focus on its Stronger Dealers growth catalyst of the More Roads plan and increased marketing investments.
The Company's U.S. market share of new 601+cc motorcycles for 2019 was 49.1%, down 0.6 percentage points compared to 2018. The Company's U.S. market share reflected the adverse impact of relatively strong growth in segments in which the Company does not currently compete. In the cruiser and touring segments, which represent approximately 70% of the 601+cc market and where the Company currently competes, its market share was up 2.5 percentage points on a full-year basis (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were down 3.0% in 2019. Retail sales in developed markets were down 6.0% during 2019 partially offset by higher retail sales in emerging markets, which increased 5.0%. Retail sales increases in emerging markets during 2019 were driven by growth in various markets, including China and the Company's Association of Southeast Asian Nations (ASEAN) markets. The Company's Thailand manufacturing facility, which enables lower tariffs, was a key factor supporting growth in the Company's ASEAN markets.

In developed international markets, retail sales across most European markets were down in 2019 given strong 2018 initial retail sales of the Company's new Softail® motorcycles and due to lower Street sales, which were adversely impacted by a recall initiated in early 2019. Additionally, retail sales were down in Japan and Australia in 2019 compared to 2018 behind contracting industry sales and for Japan competitive new product introductions outside of the touring and cruiser segments.
The Company's European market share of new 601+cc motorcycles for 2019 was 8.9%, down 1.4 percentage points compared to 2018 (Source: Association des Constructeurs Europeens de Motocycles).
The international independent dealer network expanded during 2019, adding 27 new independent dealer points during the year. The Company remains confident in and committed to the significant potential that international markets offer Harley-Davidson. The Company believes it has the brand, products and distribution network to drive sustainable growth in international markets.(1)
Motorcycle Registration Data - 601+cc(a)
Industry retail registration data for new motorcycles was as follows:

	2019	2018	(Decrease) Increase	% Change
United States(b)	252,842	263,750	(10,908)	(4.1)%
Europe(c)	425,998	397,669	28,329	7.1%

(a)
Data includes on-road models with internal combustion engines with displacements greater than 600cc's and in the United States electric motorcycles with kilowatt (kW) peak power equivalents greater than 600cc's (601+cc). On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.

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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	2019		2018		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
Motorcycle Units:
United States	124,326	58.1%	132,433	57.9%	(8,107)	(6.1)%
International	89,613	41.9%	96,232	42.1%	(6,619)	(6.9)
	213,939	100.0%	228,665	100.0%	(14,726)	(6.4)%
Motorcycle Units:
Touring motorcycle units	91,018	42.5%	101,942	44.6%	(10,924)	(10.7)%
Cruiser motorcycle units(a)	76,052	35.6%	78,529	34.3%	(2,477)	(3.2)
Sportster® / Street motorcycle units	46,869	21.9%	48,194	21.1%	(1,325)	(2.7)
	213,939	100.0%	228,665	100.0%	(14,726)	(6.4)%

(a)	Includes Softail®, CVOTM, and LiveWireTM
During 2019, Harley-Davidson motorcycle shipments were down 6.4% compared to the prior year and in line with the Company's guidance. The mix of Touring motorcycles decreased as a percent of total shipments while the mix of Cruiser and Sportster®/Street motorcycles increased compared to 2018.

At the end of 2019, U.S. independent dealer retail inventory of new Harley-Davidson motorcycles was down approximately 1,500 motorcycles compared to the end of 2018. The Company plans to continue to aggressively manage supply in line with demand. However, the Company does expect 2020 year-end worldwide retail inventory to increase moderately compared to 2019 behind dealer fill of the Company's new middleweight motorcycles and with the replenishment of European dealer inventory, which was reduced at the end of 2019 in anticipation of low-tariff motorcycles sourced from the Company's Thailand facility.(1)
Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (in thousands):

	2019	2018	(Decrease) Increase	% Change
Revenue:
Motorcycles	$3,538,269	$3,882,963	$(344,694)	(8.9)%
Parts & Accessories	713,400	754,663	(41,263)	(5.5)
General Merchandise	237,566	241,964	(4,398)	(1.8)
Licensing	35,917	38,676	(2,759)	(7.1)
Other	47,526	50,380	(2,854)	(5.7)
	4,572,678	4,968,646	(395,968)	(8.0)
Cost of goods sold	3,229,798	3,351,796	(121,998)	(3.6)
Gross profit	1,342,880	1,616,850	(273,970)	(16.9)
Operating expenses:
Selling & administrative expense	808,415	914,900	(106,485)	(11.6)
Engineering expense	212,492	186,186	26,306	14.1
Restructuring expense	32,353	93,401	(61,048)	(65.4)
	1,053,260	1,194,487	(141,227)	(11.8)
Operating income	$289,620	$422,363	$(132,743)	(31.4)%
Operating margin	6.3%	8.5%	(2.2)	pts.
The estimated impacts of the significant factors affecting the comparability of revenue, cost of goods sold and gross profit from 2018 to 2019 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2018	$4,969	$3,352	$1,617
Volume	(307)	(202)	(105)
Price, net of related costs	67	34	33
Foreign currency exchange rates and hedging	(67)	(40)	(26)
Shipment mix	(89)	(8)	(82)
Raw material prices	—	(1)	1
Manufacturing and other costs	—	95	(95)
	(396)	(122)	(274)
2019	$4,573	$3,230	$1,343
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2018 to 2019:

•	The decrease in volume was due to lower wholesale motorcycle shipments and lower P&A and general merchandise sales.

•
On average, wholesale prices for motorcycles shipped in 2019 were higher than in the prior year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in 2019 as compared to the prior year.

•
Revenue was adversely impacted by weaker foreign currency exchange rates, relative to the U.S. dollar, as compared to the prior year. The unfavorable revenue impact was partially offset by favorable net foreign currency gains associated with hedging and balance sheet remeasurements, as compared to the prior year.

•	Shipment mix adversely impacted gross profit driven by unfavorable changes in the mix of motorcycle families, as well as the mix of models within motorcycle families.

•
Manufacturing and other costs were negatively impacted by lower fixed cost absorption and an increase in the impact of recent EU and China tariffs. The impact of recent EU and China tariffs was $97.9 million or $74.2 million higher in 2019 compared to 2018.

Operating expenses in 2019 were lower compared to 2018 driven by lower restructuring expenses and favorable net warranty and recall costs. In 2019, net warranty and recall costs were approximately $96 million lower than in 2018 driven by higher than normal supplier recoveries and lower warranty and recall costs. Operating expenses were also impacted by increased investments in the More Roads plan and higher marketing expenses in 2019. However, these increases were partially offset by lower spending in other areas as the Company aggressively managed cost.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	2019	2018	Increase (Decrease)	% Change
Interest income	$678,205	$645,985	$32,220	5.0%
Other income	110,307	101,108	9,199	9.1
Securitization and servicing income	599	1,136	(537)	(47.3)
Financial Services revenue	789,111	748,229	40,882	5.5
Interest expense	210,438	193,187	17,251	8.9
Provision for credit losses	134,536	106,870	27,666	25.9
Operating expenses	178,149	157,012	21,137	13.5
Financial Services expenses	523,123	457,069	66,054	14.5
Operating income from Financial Services	$265,988	$291,160	$(25,172)	(8.6)%
Interest income was favorable in 2019 due to higher average outstanding finance receivables at higher average yields. Interest expense increased due to higher average outstanding debt at a higher cost of funds.
The provision for credit losses increased $27.7 million compared to 2018. The retail motorcycle provision increased $27.2 million largely driven by higher retail credit losses and an increase in the retail reserve rate compared to a decrease in the retail reserve rate during 2018. The Company believes the increase in credit losses was due to inefficiencies resulting from the implementation of a new loan management system early in 2019, softer used motorcycle prices at auction, and the impact of the Company's strategic efforts to build riders, which includes programs such as first-time buyer and dealer-paid no-money down. While these loans may increase the Company's credit losses, the increased revenue from these programs is expected to offset the risk(1).
Annual losses on the Company's retail motorcycle loans were 2.00% during 2019 compared to 1.76% in 2018. The 30-day delinquency rate for retail motorcycle loans at December 31, 2019 increased to 4.39% from 4.12% at December 31, 2018.
Operating expenses increased $21.1 million compared to 2018, which includes higher depreciation associated with the implementation of a new loan management system.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2019	2018
Balance, beginning of period	$189,885	$192,471
Provision for credit losses	134,536	106,870
Charge-offs, net of recoveries	(125,840)	(109,456)
Balance, end of period	$198,581	$189,885
At December 31, 2019, the allowance for credit losses on finance receivables was $188.5 million for retail receivables and $10.1 million for wholesale receivables. At December 31, 2018, the allowance for credit losses on finance receivables was $182.1 million for retail receivables and $7.8 million for wholesale receivables.

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
Results of Operations 2018 Compared to 2017
Refer to Item 7. Management's Discussion and Analysis of the Company's Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019 for a detailed discussion of the results of operations for 2018 compared to 2017 and liquidity and capital resources for 2018 compared to 2017.
Other Matters
New Accounting Standards Not Yet Adopted
Refer to Note 1 of the Notes to Consolidated financial statements for a discussion of new accounting standards that will become effective for the Company in 2020 and 2021.
Critical Accounting Estimates
The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect the Company’s financial condition and results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of the Company's Board of Directors.
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
Product Warranty and Recalls – Estimated warranty costs are recorded at the time of sale and are based on a combination of historical claim cost data and other known factors that may affect future warranty claims. The estimated costs associated with voluntary recalls are recorded when the liability is both probable and estimable. The accrued cost of a recall is based on an estimate of the cost to repair each affected motorcycle and the number of motorcycles expected to be repaired based on historical data concerning the percentage of affected customers that take advantage of recall offers. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.
The factors affecting actual warranty and recall costs can be volatile. As a result, actual warranty claims experience and recall costs may differ from estimates, which could lead to material changes in the Company’s accrued warranty and recall costs. The Company’s warranty and recall liabilities are discussed further in Note 14 of the Notes to Consolidated financial statements.
Pensions and Other Postretirement Healthcare Benefits – The Company has a defined benefit pension plan and postretirement healthcare benefit plans, which cover certain eligible employees and retirees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees, which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.
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

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its benefit obligations. Based on this analysis, the Company decreased the weighted-average discount rate for pension and SERPA obligations from 4.38% as of December 31, 2018 to 3.49% as of December 31, 2019. The Company decreased the weighted-average discount rate for postretirement healthcare obligations from 4.23% as of December 31, 2018 to 3.26% as of December 31, 2019. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2019, the Company set its healthcare cost trend rate at 7.25% as of December 31, 2019. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2029.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
Plan assets are measured at fair value and are subject to market volatility. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted to reflect the current view of the long-term investment market.
Changes in the funded status of defined benefit pension and postretirement benefit plans resulting from the difference between assumptions and actual results are initially recognized in other comprehensive income and amortized to expense over future periods. Sensitivity to changes in major assumptions used in the pension and postretirement healthcare obligations and costs was as follows (in thousands):

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% decrease in the expected return on assets	Impact of a 1% increase in the healthcare cost trend rate
2019 Net periodic benefit cost:
Pension and SERPA	$11,149	$32,638	n/a	$20,054
Postretirement healthcare	$68	$(540)	$587	$1,938
2019 Benefit obligations:
Pension and SERPA	$2,212,012	$363,249	n/a	n/a
Postretirement healthcare	$293,505	$25,816	$8,768	n/a
The amounts based on current assumptions above exclude the impact of settlements, curtailments and special early retirement benefits. This information should not be viewed as predictive of future amounts. The analysis of the impact of a 1% change in the table above does not take into account the cost related to special termination benefits. The calculations of pension, SERPA and postretirement healthcare obligations and costs are based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 15 of the Notes to Consolidated financial statements.
Income Taxes – The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (Topic 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. These tax laws and regulations are complex and significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities.
In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of Topic 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to items for income tax reporting purposes and financial reporting purposes. The unrecognized tax benefit is included within Other long-term liabilities on the Consolidated balance sheets. The Company has a liability for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision. The Company is regularly audited by tax authorities as a normal course of business. Although the outcome of tax audits is always uncertain, the Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments(1). Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of December 31, 2019 is as follows (in thousands):

	2020	2021-2022	2023-2024	Thereafter	Total
Debt:
Principal	$2,326,688	$3,102,410	$1,287,918	$750,000	$7,467,016
Interest	187,544	199,978	102,435	307,125	797,082
Leases	20,755	31,240	11,177	4,589	67,761
	$2,534,987	$3,333,628	$1,401,530	$1,061,714	$8,331,859
Interest for floating rate instruments, as calculated above, assumes rates in effect at December 31, 2019 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations, and senior unsecured notes are shown without reduction for unamortized discounts and debt issuance costs.
As of December 31, 2019, the Company generally had no significant purchase obligations, other than those created in the ordinary course of business. Purchase orders issued for inventory and supplies used in product manufacturing generally do not become firm commitments until 90 days prior to expected delivery and can be modified to a certain extent until 30 days prior to expected delivery.
The Company has long-term obligations related to its pension, SERPA and postretirement healthcare plans at December 31, 2019. The Company’s retirement plan obligations and expected future contributions and payments related to these plans are provided in Note 15 of the Notes to Consolidated financial statements.
As described in Note 4 of the Notes to Consolidated financial statements, the Company has unrecognized tax benefits of $60.1 million and accrued interest and penalties of $27.6 million as of December 31, 2019. However, the Company cannot make a reasonably reliable estimate of the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
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
Environmental Protection Agency Notice – In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the DOJ each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement, and on February 8, 2019, the DOJ filed a status update reminding the court of the current status of the outstanding matter. The Company has an accrual associated with this matter recorded in Accrued liabilities on the Consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.

York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The associated cleanup plan documents were submitted for approval in December 2019 and remaining cleanup activities will begin in mid-2020. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
Product Liability Matters – The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s Consolidated financial statements.(1)
Off-Balance Sheet Arrangements
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
During 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement as the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Refer to Note 12 of the Notes to Consolidated financial statements for additional information.
Liquidity and Capital Resources as of December 31, 2019
Over the long-term, the Company expects that its business model will continue to generate cash that will allow it to invest in the business, fund future growth opportunities, and return value to shareholders.(1) The Company will continue to evaluate opportunities to return cash to its shareholders through increasing dividends and repurchasing shares. The Company believes the Motorcycles segment operations will continue to be primarily funded through cash flows generated by operations.(1) The Company expects the Financial Services segment operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, and asset-backed securitizations.(1)

The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. The Company’s cash and cash equivalents and availability under its credit and conduit facilities at December 31, 2019 were as follows (in thousands):

Cash and cash equivalents	$833,868

Availability under credit and conduit facilities:
Credit facilities	1,168,005
Asset-backed U.S. commercial paper conduit facilities(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	54,318
1,822,323
$2,656,191

(a)	Includes facilities expiring in the next twelve months which the Company expects to renew prior to expiration.(1)
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
Cash Flow Activity
Cash flow activities for the years ended December 31, were as follows (in thousands):

	2019	2018
Net cash provided by operating activities	$868,272	$1,205,921
Net cash used by investing activities	(508,126)	(662,269)
Net cash used by financing activities	(712,223)	(14,763)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,305)	(15,351)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(354,382)	$513,538
Operating Activities
The decrease in operating cash flow in 2019 compared to 2018 was primarily due to lower sales and unfavorable changes in working capital including the impact of utilizing restructuring and recall liabilities in 2019.
There are no required qualified pension plan contributions expected in 2020.(1) The Company expects that 2020 postretirement healthcare plan benefits and benefits due under the SERPA will be paid by the Company or, in the case of postretirement healthcare plan benefits, partially funded with plan assets.(1) The Company’s expected future contributions and benefit payments related to these plans are discussed further in Note 15 of the Notes to Consolidated financial statements.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $181.4 million and $213.5 million during 2019 and 2018, respectively. The Company anticipates it will continue to have the ability to fund all planned capital expenditures in 2020 with cash flows generated by operations.(1)
Net cash outflows for finance receivables in 2019, which consisted primarily of retail finance receivables, were $79.5 million lower than in 2018 primarily due to higher retail motorcycle loan collections during 2019.

Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activity.
The Company paid dividends of $1.50 per share totaling $237.2 million during 2019 and $1.48 per share totaling $245.8 million during 2018.
Cash outflows from share repurchases were $296.5 million and $390.6 million for 2019 and 2018, respectively. Discretionary share repurchases during the years ended December 31, 2019 and 2018 were $286.7 million or 8.2 million shares and $382.0 million or 9.2 million shares, respectively. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were $9.8 million or 0.3 million shares and $8.6 million or 0.2 million shares during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there were 8.2 million shares remaining on a board-approved share repurchase authorization.
Financing cash flows related to debt activity resulted in net cash (outflows)/inflows of $(182.1) million and $618.1 million for 2019 and 2018, respectively. The Company’s total outstanding debt consisted of the following as of December 31, (in thousands):

	2019	2018
Unsecured commercial paper	$571,995	$1,135,810
Asset-backed Canadian commercial paper conduit facility	114,693	155,951
Asset-backed U.S. commercial paper conduit facilities	490,427	582,717
Asset-backed securitization debt, net	764,392	95,167
Medium-term notes, net	4,760,127	4,887,007
Senior notes, net	743,296	742,624
	$7,444,930	$7,599,276
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2019 were as follows:

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.74 billion as of December 31, 2019 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company has the following unsecured medium-term notes issued and outstanding at December 31, 2019 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.15%	February 2015	February 2020
$450,000	LIBOR + 0.50%	May 2018	May 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$450,000	LIBOR + 0.94%	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$672,936(a)	3.14%	November 2019	November 2024

(a)	Euro denominated €600.0 million par value remeasured to U.S. dollar at December 31, 2019
The fixed-rate medium-term notes provide for semi-annual interest payments and the floating-rate medium-term notes provide for quarterly interest payments. Principal on the medium-term notes is due at maturity. Unamortized discount and debt issuance costs on medium-term notes reduced the outstanding balance by $12.8 million and $13.0 million at December 31, 2019 and 2018, respectively.
Senior Notes – In July 2015, the Company issued $750.0 million of unsecured senior notes in an underwritten offering. The senior notes provide for semi-annual interest payments and principal due at maturity. $450.0 million of the senior notes mature in July 2025 and have an interest rate of 3.50%, and $300.0 million of the senior notes mature in July 2045 and have an interest rate of 4.625%. The Company used the proceeds from the debt to repurchase shares of its common stock in 2015.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of December 31, 2019, the Canadian Conduit has an expiration date of June 26, 2020.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds include the following for the years ended December 31, (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$7,600	$6,200
Second quarter	28,200	23,400	38,900	32,200
Third quarter	—	—	—	—
Fourth quarter	—	—	39,000	32,200
	$28,200	$23,400	$85,500	$70,600
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has two separate agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In May 2019, the Company amended its $300.0 million revolving facility agreement to allow for incremental borrowings, at the lender's discretion, of up to an additional $300.0 million in excess of the $300.0 million commitment. The aggregate commitment under this agreement is reduced monthly as collections on the related finance receivables are applied to the outstanding principal until the outstanding principal balance is less than or equal to $300.0 million, at which point the aggregate commitment will equal $300.0 million. On November 27, 2019, the Company renewed its existing $600.0 million and amended $300.0 million revolving facility agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds include the following for the years ended December 31, (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$32,900	$29,300
Second quarter	—	—	59,100	53,300
Third quarter	174,400	154,600	—	—
Fourth quarter	—	—	400,200	356,800
	$174,400	$154,600	$492,200	$439,400
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit Facilities have an expiration date of November 25, 2020.
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
In 2019, the Company transferred $1.12 billion of U.S. retail motorcycle finance receivables to two separate SPEs. The SPEs in turn issued $1.03 billion, or $1.02 billion net of discounts and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions. There were no on-balance sheet asset-backed securitization transactions during 2018. There were no off-balance sheet asset-backed securitization transactions during 2019 or 2018.
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
Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the credit facilities and various operating covenants under the medium-term and senior notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.

The operating covenants limit the Company’s and HDFS’ ability to:

•	Assume or incur certain liens;

•	Participate in certain mergers or consolidations; and

•	Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’ consolidated debt, excluding secured debt, to HDFS’ consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excluding AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term and senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2019 and 2018, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “is on-track” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described below. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of this report, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
The Company's ability to meet the targets and expectations noted above depends upon, among other factors, the Company's ability to (i) execute its business plans and strategies, including the elements of the More Roads to Harley-Davidson accelerated plan for growth that the Company disclosed on July 30, 2018 and updated September 24, 2019, and strengthen its existing business while enabling growth, (ii) manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, (iii) execute its strategy of growing ridership, globally, (iv) successfully carry out its global manufacturing and assembly operations, (v) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, (vi) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner, (vii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (viii) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, (ix) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure, (x) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing, (xi) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters, (xii) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles, (xiii) reduce other costs to offset costs of the More Roads to Harley-Davidson plan and redirect capital without adversely affecting its existing business, (xiv) balance production volumes for its new motorcycles with consumer demand, (xv) manage risks that arise through expanding international manufacturing, operations and sales, (xvi) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment, (xvii) successfully determine, implement on a timely basis, and maintain a manner in which to sell motorcycles in the European Union, China, and ASEAN countries that does not subject its motorcycles to incremental tariffs, (xviii) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices, (xix) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand, (xx) retain and attract talented employees, (xxi) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security, (xxii) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio, (xxiii) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business, (xxiv) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles, (xxv) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities, (xxvi) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations, (xxvii) manage its exposure to product liability claims and commercial or contractual disputes, (xxviii) successfully access the capital and/or credit markets on terms (including interest rates) that are acceptable to the Company and within its expectations, (xxix) manage its Thailand corporate and manufacturing operations in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets, (xxx) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness, (xxxi) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with the More Roads to Harley-Davidson plan, the Company's Manufacturing Optimization Plan, and the Company's complex global supply chain, and (xxxii) successfully launch a smaller displacement motorcycle in India.
The Company’s operations and/or demand for its products could be adversely impacted by work stoppages, strikes, natural causes, widespread infectious disease, terrorism, or other factors. Other factors are described in Item 1A. Risk Factors of this report. Many of these risk factors are impacted by the current changing capital, credit and retail markets and the Company's ability to manage through inconsistent economic conditions.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Indian rupee, and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate. At December 31, 2019 and 2018, the notional U.S. dollar value of outstanding Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Indian rupee, and Pound sterling foreign currency contracts was $654.5 million and $443.0 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $65.5 million and $39.9 million as of December 31, 2019 and 2018, respectively.
The Company's earnings are affected by changes in the prices of commodities used in the production of motorcycles. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2019, the notional value of these instruments was $8.9 million and the fair value was a net liability of $0.1 million. As of December 31, 2018, the notional value of these instruments was $6.1 million and the fair value was a net liability of $0.5 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.

HDFS’ earnings are affected by changes in interest rates. HDFS’ interest rate sensitive financial instruments include finance receivables, debt and interest rate derivatives. HDFS utilizes interest rate swaps and caps to reduce the impact of fluctuations in interest rates on its debt. As of December 31, 2019, HDFS had interest rate swaps outstanding with a notional value of $900.0 million and interest rate caps outstanding with a notional value of $376.0 million. As of December 31, 2018, HDFS had interest rate swaps outstanding with a notional value of $900.0 million and no outstanding interest rate caps. HDFS estimates that a 10% decrease in interest rates would result in a decrease in the fair value of the interest rate swap and cap agreements of $10.2 million and $8.3 million as of December 31, 2019 and 2018, respectively.
HDFS has currency exposure related to financing in currencies other than the functional currency. HDFS utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate fluctuations. At December 31, 2019, HDFS' exposure relates to the Euro. As of December 31, 2019, HDFS had a cross-currency swap outstanding with a notional value of $660.8 million. As of December 31, 2018, HDFS had no cross-currency swaps outstanding. HDFS estimates that a 10% adverse change in the underlying foreign currency exchange rate would result in a $4.6 million decrease in the fair value of the swap agreement.
HDFS has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates. HDFS estimates that a one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities would increase Financial Services interest expense in 2020 by approximately $10.4 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, HDFS may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at item 15(a) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Harley-Davidson, Inc. at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Retail Finance Receivables
Description of the Matter
The Company’s retail receivable portfolio totaled $6.4 billion as of December 31, 2019, and the associated allowance for credit losses (ACL) was $188.5 million. As discussed in Note 7 to the consolidated financial statements, management utilizes a loss forecast model to estimate losses of its retail receivable portfolio. The loss forecast model utilizes a variety of assumptions including, but not limited to, historical loss trends, known and inherent risk in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates. Management applies judgment in determining appropriate parameters and assumptions when estimating incurred losses, including the assessment of historical loss experience, the percentage of borrowers that are expected to default, and the valuation of collateral.
Auditing management’s estimate of the ACL for retail finance receivables involved a high degree of judgment in evaluating management’s assumptions.

How We Addressed the Matter in Our Audit
We tested certain of the Company’s controls over the ACL process, which included, among others, management’s review and approval of the model used to calculate the ACL, management’s validation of data inputs as well as their review and approval of subjective model inputs. We also tested the Company’s controls over the computational accuracy of the output of the model.
To test the ACL, our audit procedures included, among others, assessing the appropriateness of the significant assumptions and parameters in the ACL model by evaluating whether historical data utilized within the model was representative of current circumstances, including giving consideration to current economic conditions and recent losses incurred in the portfolio. In performing this evaluation, we also considered any adjustments management made to historical data in response to current trends. Lastly, we tested the completeness and accuracy of data from underlying informational systems used in the model.

Product Recall Liability
Description of the Matter
The Company’s liability for product recalls, which represents a loss contingency, was $36.4 million as of December 31, 2019. As discussed in Note 14 to the consolidated financial statements, the Company records the estimated recall cost when the liability is both probable and estimable. The accrued cost of a recall is based on an estimate of the cost to repair each affected motorcycle and the number of motorcycles expected to be repaired based on historical data concerning the percentage of affected customers that take advantage of recall offers. Management applies judgment in determining when to initiate voluntary product recall campaigns. Management also applies judgment in determining assumptions that are in part based on historical experience when estimating the expected costs to repair the motorcycle and the percentage of customers expected to participate in the recall.
Auditing the completeness and valuation of the product recall liability involved a high degree of subjectivity in evaluating management’s assumptions.

How We Addressed the Matter in Our Audit
We tested certain of the Company’s controls over the product recall liability process, which included, among others, management’s review of claims and identification of claims trends, and development of the assumptions and inputs used to estimate the cost of the product recall, including the motorcycle population subject to the product recall, the cost per motorcycle to repair, and the estimated customer participation percentage. We also tested controls over the completeness of the recalls accrued and the accuracy of the liability calculation.
To test the product recall liability, our audit procedures included among others, assessing the appropriateness of the significant assumptions in the product recall calculation by evaluating whether the historical data was representative of current circumstances, including giving consideration to the nature of the current recalls as compared to prior recalls as well as the actual customer participation to-date activity for the identified recalls and the related actual repair costs incurred to-date. In performing the evaluation, we also considered any adjustments management made to historical data in response to current trends, as applicable. We performed sensitivity analyses to assess the impact of possible changes to inputs and assumptions. We reviewed third-party product recall announcements and tested the completeness and accuracy of motorcycle population and repair cost data from underlying systems used in the calculation. Lastly, we performed a lookback analysis of retro rate adjustments, which would be indicative of product performance concerns not captured in the form of a product recall.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1982
Milwaukee, Wisconsin
February 19, 2020

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2019, 2018 and 2017
(In thousands, except per share amounts)

	2019	2018	2017
Revenue:
Motorcycles and Related Products	$4,572,678	$4,968,646	$4,915,027
Financial Services	789,111	748,229	732,197
	5,361,789	5,716,875	5,647,224
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,229,798	3,351,796	3,272,330
Financial Services interest expense	210,438	193,187	180,193
Financial Services provision for credit losses	134,536	106,870	132,444
Selling, administrative and engineering expense	1,199,056	1,258,098	1,180,176
Restructuring expense	32,353	93,401	—
	4,806,181	5,003,352	4,765,143
Operating income	555,608	713,523	882,081
Other income (expense), net	16,514	3,039	9,182
Investment income	16,371	951	3,580
Interest expense	31,078	30,884	31,004
Income before provision for income taxes	557,415	686,629	863,839
Provision for income taxes	133,780	155,178	342,080
Net income	$423,635	$531,451	$521,759
Earnings per share:
Basic	$2.70	$3.21	$3.03
Diluted	$2.68	$3.19	$3.02
Cash dividends per common share	$1.50	$1.48	$1.46
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Net income	$423,635	$531,451	$521,759
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,795	(25,010)	46,280
Marketable securities	—	—	1,194
Derivative financial instruments	(16,371)	20,009	(29,778)
Pension and postretirement benefit plans	100,311	(16,286)	47,636
	92,735	(21,287)	65,332
Comprehensive income	$516,370	$510,164	$587,091
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In thousands, except share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$833,868	$1,203,766
Marketable securities	—	10,007
Accounts receivable, net	259,334	306,474
Finance receivables, net	2,272,522	2,214,424
Inventories, net	603,571	556,128
Restricted cash	64,554	49,275
Other current assets	168,974	144,368
	4,202,823	4,484,442
Finance receivables, net	5,101,844	5,007,507
Property, plant and equipment, net	847,382	904,132
Prepaid pension costs	56,014	—
Goodwill	64,160	55,048
Deferred income taxes	101,204	141,464
Lease assets	61,618	—
Other long-term assets	93,114	73,071
	$10,528,159	$10,665,664
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294,380	$284,861
Accrued liabilities	582,288	601,130
Short-term debt	571,995	1,135,810
Current portion of long-term debt, net	1,748,109	1,575,799
	3,196,772	3,597,600
Long-term debt, net	5,124,826	4,887,667
Lease liabilities	44,447	—
Pension liabilities	56,138	107,776
Postretirement healthcare liabilities	72,513	94,453
Deferred income taxes	8,135	—
Other long-term liabilities	221,329	204,219
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock (Note 5)	1,828	1,819
Additional paid-in-capital	1,491,004	1,459,620
Retained earnings	2,193,997	2,007,583
Accumulated other comprehensive loss	(536,949)	(629,684)
Treasury stock, at cost (Note 5)	(1,345,881)	(1,065,389)
	1,803,999	1,773,949
	$10,528,159	$10,665,664

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2019 and 2018
(In thousands, except share amounts)

	2019	2018
Balances held by consolidated variable interest entities (Note 12)
Finance receivables, net - current	$291,444	$175,043
Other assets	$2,420	$1,563
Finance receivables, net - non-current	$1,027,179	$591,839
Restricted cash - current and non-current	$63,812	$47,203
Current portion of long-term debt, net	$317,607	$189,693
Long-term debt, net	$937,212	$488,191

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Net cash provided by operating activities (Note 6)	$868,272	$1,205,921	$1,005,061
Cash flows from investing activities:
Capital expenditures	(181,440)	(213,516)	(206,294)
Origination of finance receivables	(3,847,322)	(3,752,817)	(3,591,948)
Collections on finance receivables	3,499,717	3,325,669	3,228,311
Purchases of marketable securities	—	(10,007)	—
Sales and redemptions of marketable securities	10,007	—	6,916
Acquisition of business	(7,000)	—	—
Other investing activities	17,912	(11,598)	547
Net cash used by investing activities	(508,126)	(662,269)	(562,468)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,203,236	1,591,828	893,668
Repayments of medium-term notes	(1,350,000)	(877,488)	(800,000)
Proceeds from securitization debt	1,021,453	—	—
Repayments of securitization debt	(353,251)	(257,869)	(444,671)
Borrowings of asset-backed commercial paper	177,950	509,742	469,932
Repayments of asset-backed commercial paper	(318,006)	(212,729)	(176,227)
Net (decrease) increase in credit facilities and unsecured commercial paper	(563,453)	(135,356)	212,809
Dividends paid	(237,221)	(245,810)	(251,862)
Repurchase of common stock	(296,520)	(390,606)	(465,263)
Issuance of common stock under employee stock option plans	3,589	3,525	11,353
Net cash used by financing activities	(712,223)	(14,763)	(550,261)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,305)	(15,351)	26,747
Net (decrease) increase in cash, cash equivalents and restricted cash	$(354,382)	$513,538	$(80,921)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,259,748	$746,210	$827,131
Net (decrease) increase in cash, cash equivalents and restricted cash	(354,382)	513,538	(80,921)
Cash, cash equivalents and restricted cash, end of period	$905,366	$1,259,748	$746,210

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$833,868	$1,203,766	$687,521
Restricted cash	64,554	49,275	47,518
Restricted cash included in Other long-term assets	6,944	6,707	11,171
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$905,366	$1,259,748	$746,210
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2019, 2018 and 2017
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2016	180,595,054	$1,806	$1,381,862	$1,337,673	$(565,381)	$(235,802)	$1,920,158
Net income	—	—	—	521,759	—	—	521,759
Other comprehensive income, net of tax (Note 18)	—	—	—	—	65,332	—	65,332
Dividends	—	—	—	(251,862)	—	—	(251,862)
Repurchase of common stock	—	—	—	—	—	(465,263)	(465,263)
Share-based compensation	—	—	29,600	—	—	13,200	42,800
Issuance of nonvested stock	408,950	4	(4)	—	—	—	—
Exercise of stock options	282,543	3	11,350	—	—	—	11,353
Balance, December 31, 2017	181,286,547	1,813	1,422,808	1,607,570	(500,049)	(687,865)	1,844,277
Net income	—	—	—	531,451	—	—	531,451
Other comprehensive loss, net of tax (Note 18)	—	—	—	—	(21,287)	—	(21,287)
Dividends	—	—	—	(245,810)	—	—	(245,810)
Repurchase of common stock	—	—	—	—	—	(390,606)	(390,606)
Share-based compensation	—	—	33,293	—	—	13,082	46,375
Issuance of nonvested stock	485,005	4	(4)	—	—	—	—
Exercise of stock options	159,673	2	3,523	—	—	—	3,525
Cumulative effect of change in accounting	—	—	—	6,024	—	—	6,024
Reclassification of certain tax effects	—	—	—	108,348	(108,348)	—	—
Balance, December 31, 2018	181,931,225	1,819	1,459,620	2,007,583	(629,684)	(1,065,389)	1,773,949
Net income	—	—	—	423,635	—	—	423,635
Other comprehensive income, net of tax (Note 18)	—	—	—	—	92,735	—	92,735
Dividends	—	—	—	(237,221)	—	—	(237,221)
Repurchase of common stock	—	—	—	—	—	(296,520)	(296,520)
Share-based compensation	—	—	27,804	—	—	16,028	43,832
Issuance of nonvested stock	715,579	7	(7)	—	—	—	—
Exercise of stock options	169,732	2	3,587	—	—	—	3,589
Balance, December 31, 2019	182,816,536	$1,828	$1,491,004	$2,193,997	$(536,949)	$(1,345,881)	$1,803,999

The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation – All of the Company’s subsidiaries are wholly-owned. The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its wholly-owned subsidiaries (the Company), including the accounts of the groups of companies doing business as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain/(loss) resulting from foreign currency remeasurements was $18.0 million, $(19.9) million, and $15.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.
Accounts Receivable, net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $4.9 million and $4.0 million as of December 31, 2019 and 2018, respectively. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed through HDFS by the purchasing independent dealers and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories totaling $326.5 million and $247.6 million at December 31, 2019 and 2018, respectively, are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
Repossessed Inventory – Repossessed inventory representing recovered collateral on impaired finance receivables is recorded at the lower of cost or net realizable value through a fair value remeasurement. In the period during which the collateral is repossessed, the related finance receivable is adjusted to the fair value of the collateral through a change to the allowance for credit losses and reclassified to repossessed inventory, included in Other current assets on the Consolidated balance sheets.
Property, Plant and Equipment, net – Property, plant and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of each class of property, plant and equipment generally consist of 30 years for buildings, 7 years for building and land improvements, 3 to 10 years for machinery and equipment, and 3 to 7 years for software. Accelerated methods of depreciation are used for income tax purposes.
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test involves comparing the estimated fair value of the reporting unit associated with the goodwill to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill must be adjusted to its implied fair value. During 2019 and 2018, the Company performed a quantitative test on its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.

Long-lived Assets – The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset for assets to be held and used. The Company also reviews the useful life of its long-lived assets when events and circumstances indicate that the actual useful life may be shorter than originally estimated. In the event that the actual useful life is deemed to be shorter than the original useful life, depreciation is adjusted prospectively so that the remaining book value is depreciated over the revised useful life. Refer to Note 3 for additional details surrounding the Company's restructuring activities impacting long-lived assets.
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
Research and Development Expenses – Expenditures for research activities relating to product development and improvements are charged against income as incurred and included within Selling, administrative and engineering expense on the Consolidated statements of income. Research and development expenses were $216.5 million, $191.6 million and $175.2 million for 2019, 2018 and 2017, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During 2019, 2018 and 2017, the Company incurred $171.4 million, $144.3 million and $135.5 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of Motorcycles and Related Products cost of goods sold.
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
In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 amends Accounting Standards Codification (ASC) 815, Derivatives and Hedging to improve the financial reporting of hedging relationships and to simplify the application of the hedge accounting guidance. The ASU makes various updates to the hedge accounting model, including changing the recognition and presentation of changes in the fair value of the hedging instrument and amending disclosure requirements, among other things. The Company adopted ASU 2017-12 on January 1, 2019 on a prospective basis. The adoption of ASU 2017-12 did not have a material impact on its financial statements.

Accounting Standards Not Yet Adopted
In July 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company will adopt ASU 2016-13 effective January 1, 2020 on a modified retrospective basis. Adoption of this standard will impact how the Company recognizes credit losses on its financial instruments. An entity will apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. The Company has completed its work surrounding model development, documentation and validation as well as its evaluation of associated processes, data sources, internal controls and policies. The Company is working through its remaining steps for the adoption of ASU 2016-13, which includes finalizing assumptions related to economic forecasts and appropriate qualitative factors and their associated processes and internal controls. The impact of adoption is expected to result in an initial increase in the allowance for credit losses, with a decrease in retained earnings net of taxes. The initial change in the allowance for credit losses at adoption and the ongoing effect of ASU 2016-13 on the provision for credit losses will be impacted by the size and composition of the Company's finance receivables portfolio, economic conditions, reasonable and supportable forecasts, and other appropriate factors at each reporting period.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 amends ASC 820 to eliminate, modify, and add certain disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in any period, for either the whole standard or only the provisions that eliminate or modify requirements. The amendments are required to be applied retrospectively, with the exception of a few disclosure additions, which are to be applied on a prospective basis. The Company does not expect the adoption of ASU 2018-13 to have material impact on its disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15). The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the existing internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.
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

Disaggregated revenue by major source was as follows for the years ended December 31, (in thousands):

	2019	2018
Motorcycles and Related Products Revenue:
Motorcycles	$3,538,269	$3,882,963
Parts & accessories	713,400	754,663
General merchandise	237,566	241,964
Licensing	35,917	38,676
Other	47,526	50,380
	4,572,678	4,968,646
Financial Services Revenue:
Interest income	678,205	645,985
Securitization and servicing fee income	599	1,136
Other income	110,307	101,108
	789,111	748,229
	$5,361,789	$5,716,875

Motorcycles and Related Products
Motorcycles, Parts & Accessories, and General Merchandise – Revenues from the sale of motorcycles, parts & accessories, and general merchandise are recorded when control is transferred to the customer, generally at the time of shipment. The sale of products to independent dealers outside the U.S. and Canada is generally on open account with terms that approximate 30-120 days and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The sale of products to independent dealers in the U.S. and Canada is financed through HDFS and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
The Company offers sales incentive programs to independent dealers and retail customers designed to promote the sale of motorcycles, parts & accessories, and general merchandise. The Company estimates its variable consideration sold under its sales incentive programs using the expected value method. The Company accounts for consideration payable to a customer as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated.
The Company offers the right to return eligible parts & accessories and general merchandise. When the Company offers a right to return, it estimates returns based on an analysis of historical trends and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue.
Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were not material during 2019 and 2018.
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
Licensing – The Company licenses the Harley-Davidson name and other trademarks owned by the Company and collects royalties from its licensees. The trademark licenses are considered symbolic intellectual property, which grant the licensees a right to access the Company’s intellectual property. The Company satisfies its performance obligation over the license period, as the Company fulfills its promise to grant the licensees rights to use and benefit from the intellectual property as well as maintain the intellectual property.
Payment is typically due within thirty days of the end of each quarter for the royalties earned in that quarter. Revenue, in the form of sales-based royalties, is recognized when the licensees’ subsequent sales occur. The Company applies the practical expedient in ASC Topic 606, Revenue from Contracts with Customers, to recognize licensing revenues in the amount that the

Company has the right to invoice because the royalties due each period correspond directly with the value of the Company’s performance to date. Revenue will be recognized over the remaining contract terms which range up to 5 years.
Other Revenue – Other revenue consists primarily of revenue from Harley Owners Group (H.O.G.®) membership sales, motorcycle rental commissions, museum admissions and events, and other miscellaneous products and services.
Financial Services
Interest Income – Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued and uncollected interest is classified with Finance receivables, net. Certain loan origination costs related to finance receivables, including payments made to dealers for certain retail loans, are deferred and recorded within Finance receivables, net and amortized over the life of the contract.
Securitization and Servicing Fee Income – Securitization and servicing fee income consists of revenue from servicing and ancillary fees associated with HDFS' off-balance sheet asset-backed securitization transaction, discussed further in Note 12.
Other Income – Other income consists primarily of insurance and licensing revenues. HDFS works with certain unaffiliated insurance companies to offer motorcycle insurance and protection products through most Harley-Davidson independent dealers in the U.S. and Canada. HDFS also works with third-party financial institutions that issue credit cards or offer other financial products bearing the Harley-Davidson brand in the U.S. and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 6 years. The Company is the primary obligor for certain other insurance related contracts and, as a result, revenue is recognized over the life of the contract as the Company fulfills its performance obligation.
Contract Liabilities
The Company also maintains certain deferred revenue balances related to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of H.O.G. memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. Deferred revenue, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows (in thousands):

	2019	2018
Balance, beginning of period	$29,055	$23,441
Balance, end of period	29,745	29,055

Previously deferred revenue recognized as revenue in 2019 and 2018 was $26.3 million and $19.6 million, respectively. The Company expects to recognize approximately $15.8 million of the remaining unearned revenue in 2020 and $13.9 million thereafter.
3. Restructuring Expenses
In January 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which includes the consolidation of its plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). The consolidation of operations resulted in the elimination of approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility through 2019. The Adelaide facility closure resulted in the elimination of approximately 90 jobs.
The Motorcycles segment incurred $145.4 million of restructuring expenses and other consolidation costs under the Manufacturing Optimization Plan since its inception in 2018, including $43.0 million in 2019. Approximately 60% of total restructuring expenses and other consolidation costs under the Manufacturing Optimization Plan were cash charges.
In November 2018, the Company implemented a reorganization of its workforce (Reorganization Plan). As a result, approximately 70 employees left the Company on an involuntary basis.

Restructuring expense related to the restructuring plans is presented as a line item in the Consolidated statements of income and the accrued restructuring liability is recorded in Accrued liabilities on the Consolidated balance sheets. Changes in the accrued restructuring liability during the years ended December 31, were as follows (in thousands):

	2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$24,958	$—	$79	$25,037	$3,461	$28,498
Restructuring expense	15	14,684	17,971	32,670	(317)	32,353
Utilized - cash	(24,102)	—	(16,950)	(41,052)	(3,118)	(44,170)
Utilized - non cash	—	(14,684)	(1,094)	(15,778)	—	(15,778)
Foreign currency changes	(6)	—	(4)	(10)	(26)	(36)
Balance, end of period	$865	$—	$2	$867	$—	$867

	2018
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$—	$—	$—	$—	$—	$—
Restructuring expense	38,666	34,654	16,182	89,502	3,899	93,401
Utilized - cash	(13,060)	—	(16,095)	(29,155)	(444)	(29,599)
Utilized - non cash	—	(34,654)	—	(34,654)	—	(34,654)
Foreign currency changes	(648)	—	(8)	(656)	6	(650)
Balance, end of period	$24,958	$—	$79	$25,037	$3,461	$28,498

The Company incurred incremental Motorcycles and Related Products cost of goods sold due to temporary inefficiencies resulting from implementing the Manufacturing Optimization Plan during 2019 and 2018 of $10.3 million and $12.9 million, respectively.
4. Income Taxes
Provision for income taxes for the years ended December 31, consists of the following (in thousands):

	2019	2018	2017
Current:
Federal	$82,484	$136,202	$245,189
State	6,421	23,134	24,898
Foreign	23,328	29,823	21,138
	112,233	189,159	291,225
Deferred:
Federal	18,760	(23,181)	47,046
State	402	(6,787)	2,688
Foreign	2,385	(4,013)	1,121
	21,547	(33,981)	50,855
	$133,780	$155,178	$342,080

During 2017, the Company recorded income tax expense of $53.1 million in connection with the enactment of the “Tax Cuts and Jobs Act” (2017 Tax Act). The Company completed its accounting for all of the initial income tax effects of the 2017 Tax Act during 2018 which resulted in a reduction to income tax expense during 2018 of $1.5 million.

The 2017 Tax Act subjects U.S. shareholders to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which a company can elect to either recognize deferred taxes or to provide tax expense in the year incurred. The Company has elected to account for GILTI in the year the tax is incurred.
The components of Income before provision for income taxes for the years ended December 31, were as follows (in thousands):

	2019	2018	2017
Domestic	$465,798	$593,099	$788,878
Foreign	91,617	93,530	74,961
	$557,415	$686,629	$863,839

The Provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the years ended December 31, due to the following items:

	2019	2018	2017
Provision at statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	2.5	2.6	1.9
Foreign rate differential	0.3	0.4	(0.8)
Domestic manufacturing deduction	—	—	(2.2)
Foreign derived intangible income	(0.6)	(1.2)	—
Research and development credit	(1.5)	(1.1)	(0.7)
Unrecognized tax benefits including interest and penalties	0.1	(0.6)	2.3
Valuation allowance adjustments	1.4	0.1	(0.1)
State credits	(0.8)	—	—
Deferred tax balance remeasurement for rate change	—	(1.2)	5.5
Territorial tax	—	1.4	(0.1)
Global intangible low-taxed income	0.2	0.4	—
Adjustments for previously accrued taxes	(0.3)	(1.0)	(1.2)
Rate differential on intercompany transfers	—	0.9	—
Executive compensation limitation	0.5	0.5	—
Other foreign inclusions	0.8	—	—
Other	0.4	0.4	—
Provision for income taxes	24.0%	22.6%	39.6%

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2019	2018
Deferred income tax assets:
Accruals not yet tax deductible	$95,746	$108,284
Pension and postretirement healthcare plan obligations	17,685	48,347
Stock compensation	11,867	13,295
Net operating loss carryforward	45,279	34,842
Valuation allowance	(29,024)	(21,868)
Other, net	64,833	43,870
	206,386	226,770
Deferred income tax liabilities:
Depreciation, tax in excess of book	(83,477)	(79,326)
Other	(29,840)	(5,980)
	(113,317)	(85,306)
	$93,069	$141,464

The Company reviews its deferred income tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset is considered, along with any positive or negative evidence including tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
The Company's gross state operating loss carryforwards were as follows as of December 31, (in thousands):

Year of Expiration	2019
2031	$256,956
2033	166
2034	1,915
2038	4,460
2039	9,922
$273,419

The Company also had Wisconsin research and development credit carryforwards of $18.1 million at December 31, 2019, expiring in 2024-2033.
At December 31, 2019, the Company had a deferred tax asset of $31.4 million related to its state operating loss and Wisconsin research and development credit carryforwards and a deferred tax asset of $13.8 million related to foreign net operating losses.
The Company's valuation allowance was $29.0 million at December 31, 2019 and included $9.6 million related to state operating loss and Wisconsin research and development credit carryforwards, $9.8 million related to foreign net operating losses and $9.6 million related to other deferred tax assets. The increase in the valuation allowance from prior year included $6.7 million related to state operating loss and Wisconsin research and development credit carryforwards and $0.4 million related to foreign net operating losses.

The Company recognizes interest and penalties related to unrecognized tax benefits in Provision for income taxes. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2019	2018
Unrecognized tax benefits, beginning of period	$61,411	$72,230
Increase in unrecognized tax benefits for tax positions taken in a prior period	1,067	940
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(5,608)	(9,783)
Increase in unrecognized tax benefits for tax positions taken in the current period	4,576	3,355
Statute lapses	(325)	—
Settlements with taxing authorities	(1,009)	(5,331)
Unrecognized tax benefits, end of period	$60,112	$61,411

The amount of unrecognized tax benefits as of December 31, 2019 and 2018 that, if recognized, would affect the effective tax rate was $53.1 million and $53.7 million, respectively.
The total gross amount of benefit related to interest and penalties associated with unrecognized tax benefits recognized during 2019, 2018 and 2017 in the Consolidated statements of income was $0.1 million, $3.2 million and $2.8 million, respectively.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2019 and 2018 in the Consolidated balance sheets was $27.6 million and $27.7 million, respectively.
The Company does not expect a significant change to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2020. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2015 or for U.S. federal income taxes before 2014. The Company is currently under audit for U.S. federal income taxes for years 2015 and 2016.
5. Capital Stock and Earnings Per Share
Capital Stock – The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding. The Company's common stock has a par value of $0.01 per share. Share information regarding the Company's common stock at December 31, was as follows:

	2019	2018
Common stock shares:
Authorized	800,000,000	800,000,000
Issued	182,816,536	181,931,225
Outstanding	152,468,442	159,657,947

Treasury stock shares	30,348,094	22,273,278

Discretionary share repurchases during the years ended December 31, 2019, 2018 and 2017 were $286.7 million or 8.2 million shares, $382.0 million or 9.2 million shares, and $456.1 million or 8.7 million shares, respectively. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units (RSUs) were $9.8 million or 0.3 million shares, $8.6 million or 0.2 million shares, and $9.2 million or 0.2 million shares during the years ended December 31, 2019, 2018 and 2017, respectively, discussed further in Note 17.
The Company paid cash dividends of $1.50, $1.48, and $1.46 per share during the years ended December 31, 2019, 2018, and 2017, respectively.

Earnings Per Share – The computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands except per share amounts):

	2019	2018	2017
Net income	$423,635	$531,451	$521,759

Basic weighted-average shares outstanding	157,054	165,672	171,995
Effect of dilutive securities – employee stock compensation plan	750	832	937
Diluted weighted-average shares outstanding	157,804	166,504	172,932
Earnings per share:
Basic	$2.70	$3.21	$3.03
Diluted	$2.68	$3.19	$3.02

Outstanding options to purchase 1.1 million, 1.1 million and 0.8 million shares of common stock during 2019, 2018 and 2017, respectively, were not included in the effect of dilutive securities because the exercise price was greater than the market price and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including RSUs. Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, Earnings Per Share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculation as of December 31, 2019, 2018 and 2017.
6. Additional Balance Sheet and Cash Flow Information
The Company's investments in marketable securities consisted of the following at December 31, (in thousands):

	2019	2018
Debt securities	$—	$10,007
Mutual funds	52,575	44,243
	$52,575	$54,250

Debt securities, included in Marketable securities on the Consolidated balance sheets, were carried at fair value with unrealized gains or losses reported in other comprehensive income. Mutual funds, which are included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in net income. The mutual funds are held to support certain deferred compensation obligations.
Inventories, net consisted of the following as of December 31, (in thousands):

	2019	2018
Raw materials and work in process	$235,433	$177,110
Motorcycle finished goods	280,306	301,630
Parts & accessories and general merchandise	144,258	136,027
Inventory at lower of FIFO cost or net realizable value	659,997	614,767
Excess of FIFO over LIFO cost	(56,426)	(58,639)
	$603,571	$556,128

Inventory obsolescence reserves deducted from FIFO cost were $49.3 million and $39.0 million as of December 31, 2019 and 2018, respectively.

Property, plant and equipment, net consisted of the following as of December 31, (in thousands):

	2019	2018
Land and related improvements	$75,798	$73,025
Buildings and related improvements	507,178	483,965
Machinery and equipment	1,609,582	1,740,405
Software	750,978	733,180
Construction in progress	148,805	205,786
	3,092,341	3,236,361
Accumulated depreciation	(2,244,959)	(2,332,229)
	$847,382	$904,132

Software, net of accumulated amortization, included in Property, plant and equipment, net, was $138.9 million and $159.0 million as of December 31, 2019 and 2018, respectively.
Accrued liabilities consisted of the following as of December 31, (in thousands):

	2019	2018
Payroll, employee benefits and related expenses	$113,621	$125,056
Sales incentive programs	73,354	57,525
Warranty and recalls	57,068	103,074
Accrued interest	49,213	47,977
Tax-related accruals	29,871	43,083
Leases	19,013	—
Fair value of derivative financial instruments	13,934	5,316
Restructuring	867	28,498
Other	225,347	190,601
	$582,288	$601,130

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities for the years ended December 31, is as follows (in thousands):

	2019	2018	2017
Cash flows from operating activities:
Net income	$423,635	$531,451	$521,759
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	232,537	264,863	222,188
Amortization of deferred loan origination costs	76,326	81,315	82,911
Amortization of financing origination fees	9,823	8,367	8,045
Provision for long-term employee benefits	13,344	36,481	29,900
Employee benefit plan contributions and payments	(13,256)	(10,544)	(63,277)
Stock compensation expense	33,733	35,539	32,491
Net change in wholesale finance receivables related to sales	(5,822)	(56,538)	35,172
Provision for credit losses	134,536	106,870	132,444
Deferred income taxes	21,547	(33,981)	50,855
Other, net	298	37,554	8,559
Changes in current assets and liabilities:
Accounts receivable, net	44,902	9,143	(18,149)
Finance receivables – accrued interest and other	(11,119)	773	(1,313)
Inventories, net	(47,576)	(31,059)	(20,584)
Accounts payable and accrued liabilities	(18,462)	196,192	10,128
Derivative financial instruments	1,936	473	1,866
Other	(28,110)	29,022	(27,934)
	444,637	674,470	483,302
Net cash provided by operating activities	$868,272	$1,205,921	$1,005,061
Cash paid during the years ended December 31, for interest and income taxes was as follows (in thousands):

	2019	2018	2017
Interest	$229,678	$207,484	$204,866
Income taxes	$149,828	$149,436	$300,133

Interest paid represents interest payments of HDFS and interest payments of the Company, included in Financial Services interest expense and Interest expense on the Consolidated statements of income.
7. Finance Receivables
Finance receivables include both retail and wholesale finance receivables, including amounts held by consolidated VIEs. Finance receivables are recorded in the financial statements at amortized cost net of an allowance for credit losses.
The Company provides retail financial services to customers of the Company’s independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment contracts and are primarily related to sales of motorcycles to the dealers’ customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2019 and 2018, approximately 11% of gross outstanding retail finance receivables were originated in Texas; there were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
The Company offers wholesale financing to the Company’s independent dealers. Wholesale loans to independent dealers are generally secured by financed inventory or property and are originated in the U.S. and Canada. Wholesale finance receivables are related primarily to motorcycles and related parts and accessories sales.

Finance receivables, net at December 31, were as follows (in thousands):

	2019	2018	2017	2016	2015
Retail finance receivables:
United States	$6,180,236	$6,103,378	$5,901,002	$5,769,410	$5,803,071
Canada	236,192	224,823	239,598	212,801	188,400
	6,416,428	6,328,201	6,140,600	5,982,211	5,991,471
Wholesale finance receivables:
United States	1,067,880	1,007,956	939,621	961,150	965,379
Canada	88,639	75,659	77,336	65,440	58,481
	1,156,519	1,083,615	1,016,957	1,026,590	1,023,860
	7,572,947	7,411,816	7,157,557	7,008,801	7,015,331
Allowance for credit losses	(198,581)	(189,885)	(192,471)	(173,343)	(147,178)
	$7,374,366	$7,221,931	$6,965,086	$6,835,458	$6,868,153

Approved but unfunded retail finance loans totaled $160.4 million and $154.8 million at December 31, 2019 and 2018, respectively. Unused lines of credit extended to the Company's wholesale finance customers totaled $1.14 billion and $1.21 billion at December 31, 2019 and 2018, respectively.
Wholesale finance receivables are generally contractually due within one year. As of December 31, 2019, contractual maturities of total finance receivables were as follows (in thousands):

	United States	Canada	Total
2020	$2,177,277	$138,251	$2,315,528
2021	1,188,915	52,390	1,241,305
2022	1,329,148	56,629	1,385,777
2023	1,486,564	61,211	1,547,775
2024	1,061,450	16,350	1,077,800
Thereafter	4,762	—	4,762
	$7,248,116	$324,831	$7,572,947

The provision for credit losses on finance receivables is charged or credited to earnings in amounts that the Company believes are sufficient to maintain the allowance for credit losses at a level that is adequate to cover estimated losses inherent in the existing portfolio. The allowance for credit losses represents management’s estimate of probable losses inherent in the finance receivable portfolio as of the balance sheet date.
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a periodic and systematic collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions including items such as unemployment rates. Retail finance receivables are not evaluated individually for impairment prior to charge-off and therefore are not reported as impaired loans
The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review. A specific allowance for credit losses is established for wholesale finance receivables determined to be individually impaired when management concludes that the borrower will not be able to make full payment of contractual amounts due based on the original terms of the loan agreement. The impairment is determined based on the cash that the Company expects to receive, discounted at the loan’s original interest rate or the fair value of the collateral, if the loan is collateral-dependent. Finance receivables in the wholesale portfolio that are not considered impaired on an individual basis are segregated, based on similar risk characteristics, according to the Company’s internal risk rating system and collectively evaluated for impairment. The related allowance for credit losses is based on factors such as the specific borrower’s financial performance and ability to repay, the Company's past loan loss experience, current economic conditions and the value of the underlying collateral.

The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31, were as follows (in thousands):

	2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	132,243	2,293	134,536
Charge-offs	(173,358)	—	(173,358)
Recoveries	47,518	—	47,518
Balance, end of period	$188,501	$10,080	$198,581

	2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	105,292	1,578	106,870
Charge-offs	(154,433)	(8)	(154,441)
Recoveries	44,985	—	44,985
Balance, end of period	$182,098	$7,787	$189,885

	2017
	Retail	Wholesale	Total
Balance, beginning of period	$166,810	$6,533	$173,343
Provision for credit losses	132,760	(316)	132,444
Charge-offs	(160,972)	—	(160,972)
Recoveries	47,656	—	47,656
Balance, end of period	$186,254	$6,217	$192,471

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

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that are individually evaluated for impairment and those that are collectively evaluated for impairment, at December 31, was as follows (in thousands):

	2019
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$2,100	$2,100
Collectively evaluated for impairment	188,501	7,980	196,481
	$188,501	$10,080	$198,581
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$4,601	$4,601
Collectively evaluated for impairment	6,416,428	1,151,918	7,568,346
	$6,416,428	$1,156,519	$7,572,947
	2018
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	182,098	7,787	189,885
	$182,098	$7,787	$189,885
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,328,201	1,083,615	7,411,816
	$6,328,201	$1,083,615	$7,411,816

Additional information related to the wholesale finance receivables that are individually deemed to be impaired under ASC Topic 310, Receivables at December 31, 2019 includes (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	4,994	4,601	2,100	4,976	—
	$4,994	$4,601	$2,100	$4,976	$—

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
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the finance receivable becomes uncollectible and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. The recorded investment of non-accrual status wholesale finance receivables at December 31, 2019 was $5.0 million. At December 31, 2019, $2.6 million of wholesale finance receivables were over 90 days or more past due and on non-accrual status. There were no wholesale receivables on non-accrual status at December 31, 2018.

An aging analysis of finance receivables at December 31, was as follows (in thousands):

	2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,171,930	$142,479	$53,995	$48,024	$244,498	$6,416,428
Wholesale financial receivables	1,152,416	1,145	384	2,574	4,103	1,156,519
	$7,324,346	$143,624	$54,379	$50,598	$248,601	$7,572,947

	2018
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,100,186	$136,945	$49,825	$41,245	$228,015	$6,328,201
Wholesale financial receivables	1,081,729	522	273	1,091	1,886	1,083,615
	$7,181,915	$137,467	$50,098	$42,336	$229,901	$7,411,816

The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31, for the past five years was as follows (in thousands):

	2019	2018	2017	2016	2015
United States	$47,138	$41,285	$39,051	$39,399	$31,677
Canada	888	1,051	1,025	1,326	1,192
	$48,026	$42,336	$40,076	$40,725	$32,869

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
The recorded investment of retail finance receivables, by credit quality indicator at December 31, was as follows (in thousands):

	2019	2018
Prime	$5,278,093	$5,183,754
Sub-prime	1,138,335	1,144,447
	$6,416,428	$6,328,201

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

The recorded investment of wholesale finance receivables, by internal credit quality indicator at December 31, was as follows (in thousands):

	2019	2018
Doubtful	$11,664	$2,210
Substandard	6,122	9,660
Special Mention	16,125	10,299
Medium Risk	16,800	25,802
Low Risk	1,105,808	1,035,644
	$1,156,519	$1,083,615

8. Goodwill and Intangible Assets
On March 4, 2019, the Company purchased certain assets and liabilities of StaCyc, Inc. StaCyc produces electric-powered two-wheelers specifically designed for children and supports the Company’s plans to expand its portfolio of electric two-wheeled vehicles. Total consideration of the transaction was $14.9 million including cash paid at acquisition of $7.0 million. The primary assets acquired and included in the Motorcycles segment were goodwill of $9.5 million, which is tax deductible, and intangible assets of $5.3 million.
Changes in the carrying amount of goodwill in the Motorcycles segment for the years ended December 31, was as follows (in thousands):

	2019	2018	2017
Balance, beginning of period	$55,048	$55,947	$53,391
Acquisitions	9,520	—	—
Currency translation	(408)	(899)	2,556
Balance, end of period	$64,160	$55,048	$55,947

Intangible assets, excluding goodwill, included in the Motorcycles segment consist primarily of customer relationships and trademarks with useful lives ranging from 5 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets are recorded in Other long-term assets on the Consolidated balance sheets. The gross carrying amounts at December 31, 2019 and 2018 differ from the acquisition date amounts due to changes in foreign currency exchange rates. Intangible assets at December 31, were as follows (in thousands):

	2019	2018	2017
Gross carrying amount	$12,837	$7,234	$7,860
Accumulated amortization	(2,240)	(1,236)	(950)
	$10,597	$5,998	$6,910

Amortization of intangible assets, excluding goodwill, is recorded in Selling, administrative and engineering expense on the Consolidated statements of income and was $0.9 million, $0.4 million and $4.2 million for 2019, 2018 and 2017, respectively. Future amortization of the Company's intangible assets as of December 31, 2019 is as follows (in thousands):

2020	$1,061
2021	1,061
2022	1,061
2023	1,061
2024	820
Thereafter	5,533
$10,597

The Financial Services segment had no goodwill or intangible assets at December 31, 2019 and 2018.

9. Derivative Financial Instruments and Hedging Activities
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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Indian rupee, and Pound sterling. The Company's foreign currency exchange contracts generally have maturities of less than one year.
The Company utilizes commodity contracts to mitigate the effects of commodity price fluctuations related to metals and fuel consumed in the Company’s motorcycle operations. The Company's commodity contracts generally have maturities of less than one year.
The Company periodically utilizes treasury rate lock contracts to fix the interest rate on a portion of the principal related to an anticipated issuance of long-term debt, interest rate swaps to reduce the impact of fluctuations in interest rates on medium-term notes with floating interest rates, as well as cross-currency swaps to mitigate the effect of foreign currency exchange rate fluctuations on foreign denominated debt. The Company also utilizes interest rate caps to facilitate certain asset-backed securitization transactions.
All derivative financial instruments are recognized on the Consolidated balance sheets at fair value. In accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815), the accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.
Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in earnings.
The notional and recorded fair values of the Company's derivative financial instruments under ASC Topic 815, at December 31, were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	2019			2018
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities

Foreign currency contracts	$434,321	$3,505	$3,661	$442,976	$15,071	$313
Commodity contracts	616	—	80	827	—	46
Cross-currency swap	660,780	8,326	—	—	—	—
Interest rate swaps	900,000	—	9,181	900,000	—	4,494
	$1,995,717	$11,831	$12,922	$1,343,803	$15,071	$4,853
	Derivative Financial Instruments Not Designated as Hedging Instruments
	2019			2018
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities

Foreign currency contracts	$220,139	$721	$865	$—	$—	$—
Commodity contracts	8,270	95	147	5,239	—	463
Interest rate cap	375,980	2	—	—	—	—
	$604,389	$818	$1,012	$5,239	$—	$463

The amount of gains and losses related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Gain/(Loss) Recognized in OCI			Gain/(Loss) Reclassified from AOCL into Income
	2019	2018	2017	2019	2018	2017
Foreign currency contracts	$8,235	$41,657	$(53,964)	$21,433	$11,492	$(7,202)
Commodity contracts	(103)	34	(246)	(70)	24	—
Cross-currency swap	8,326	—	—	12,156	—	—
Treasury rate locks	—	41	(719)	(492)	(498)	(442)
Interest rate swaps	(9,981)	(6,046)	—	(5,295)	(1,552)	—
	$6,477	$35,686	$(54,929)	$27,732	$9,466	$(7,644)
The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	2019
Line item on the Consolidated statements of income in which the effects of cash flow hedges are recorded	$3,229,798	$1,199,056	$31,078	$210,438

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$21,433	$—	$—	$—
Commodity contracts	$(70)	$—	$—	$—
Cross-currency swap	$—	$12,156	$—	$—
Treasury rate locks	$—	$—	$(362)	$(130)
Interest rate swaps	$—	$—	$—	$(5,295)
	2018
Line item on the Consolidated statements of income in which the effects of cash flow hedges are recorded	$3,351,796	$1,258,098	$30,884	$193,187

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$11,492	$—	$—	$—
Commodity contracts	$24	$—	$—	$—
Treasury rate locks	$—	$—	$(362)	$(136)
Interest rate swaps	$—	$—	$—	$(1,552)
	2017
Line item on the Consolidated statements of income in which the effects of cash flow hedges are recorded	$3,272,330	$1,180,176	$31,004	$180,193

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(7,202)	$—	$—	$—
Treasury rate locks	$—	$—	$(362)	$(80)

The amount of net gain included in Accumulated other comprehensive loss (AOCL) at December 31, 2019, estimated to be reclassified into income over the next twelve months was $16.4 million.

The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the interest rate cap was recorded in Financial Services interest expense.

	Amount of Gain/(Loss) Recognized in Income
	2019	2018	2017
Foreign currency contracts	$191	$—	$—
Commodity contracts	17	(430)	503
Interest rate cap	(143)	—	—
	$65	$(430)	$503

The Company is exposed to credit loss risk in the event of non-performance by counterparties to its derivative financial instruments. Although no assurances can be given, the Company does not expect any of the counterparties to its derivative financial instruments to fail to meet their obligations. To manage credit loss risk, the Company evaluates counterparties based on credit ratings and, on a quarterly basis, evaluates each hedge’s net position relative to the counterparty’s ability to cover their position.
10. Leases
The Company determines if an arrangement is or contains a lease at contract inception. Right-of-use (ROU) assets related to leases are recorded in Lease assets and lease liabilities are recorded in Accrued liabilities and Lease liability on the Consolidated balance sheets.
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
The Company has operating lease arrangements for sales and administrative offices, manufacturing and distribution facilities, product testing facilities, equipment and vehicles. The Company’s leases have remaining lease terms ranging from 1 to 13 years, some of which include options to extend the lease term for periods generally not greater than 5 years and some of which include options to terminate the leases within 1 year. Certain leases also include options to purchase the leased asset. Leases do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense for the year ended December 31, 2019 was $27.4 million. This includes variable lease costs related to leases involving assets operated by a third-party of approximately $6.5 million. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

2019
Lease assets	$61,618

Accrued liabilities	$19,013
Lease liabilities	44,447
$63,460

Future maturities of the Company's operating lease liabilities at December 31, 2019 were as follows (in thousands):

2020	$20,755
2021	17,972
2022	13,268
2023	6,590
2024	4,587
Thereafter	4,589
Future lease payments	67,761
Present value discount	(4,301)
Lease liability	$63,460

Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

2019
Cash outflows for amounts included in the measurement of lease liabilities	$21,491
Right-of-use assets obtained in exchange for lease obligations	$21,759

2019
Weighted-average remaining lease term (in years)	4.68
Weighted-average discount rate	2.1%

11. Debt
Debt with a contractual term less than one year is generally classified as short-term debt and consisted of the following at December 31, (in thousands):

	2019	2018
Unsecured commercial paper	$571,995	$1,135,810

Debt with a contractual term greater than one year is generally classified as long-term debt and consisted of the following at December 31, (in thousands):

	2019	2018
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$114,693	$155,951
Asset-backed U.S. commercial paper conduit facilities	490,427	582,717
Asset-backed securitization debt	766,965	95,216
Unamortized discounts and debt issuance costs	(2,573)	(49)
	1,369,512	833,835

		2019	2018
Unsecured notes (at par value):
Medium-term notes:
Due in 2019, issued January 2016	2.25%	—	600,000
Due in 2019, issued March 2017	LIBOR + 0.35%	—	150,000
Due in 2019, issued September 2014	2.40%	—	600,000
Due in 2020, issued February 2015	2.15%	600,000	600,000
Due in 2020, issued May 2018	LIBOR + 0.50%	450,000	450,000
Due in 2020, issued March 2017	2.40%	350,000	350,000
Due in 2021, issued January 2016	2.85%	600,000	600,000
Due in 2021, issued in November 2018	LIBOR + 0.94%	450,000	450,000
Due in 2021, issued May 2018	3.55%	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	—
Due in 2022, issued June 2017	2.55%	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000
Due in 2024, issued November 2019(a)	3.14%	672,936	—
Unamortized discounts and debt issuance costs		(12,809)	(12,993)
		4,760,127	4,887,007
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000
Unamortized discounts and debt issuance costs		(6,704)	(7,376)
		743,296	742,624
		5,503,423	5,629,631
Long-term debt		6,872,935	6,463,466
Current portion of long-term debt, net		(1,748,109)	(1,575,799)
Long-term debt, net		$5,124,826	$4,887,667

(a)	Euro denominated €600.0 million par value remeasured to U.S. dollar at December 31, 2019
The Company’s future principal payments on debt obligations as of December 31, 2019 were as follows (in thousands):

2020	$2,326,688
2021	1,751,129
2022	1,351,281
2023	614,982
2024	672,936
Thereafter	750,000
$7,467,016

Unsecured Commercial Paper – Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 1.94% and 2.79% at December 31, 2019 and 2018, respectively.
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

Unsecured Notes – The fixed-rate unsecured notes provide for semi-annual interest payments and the floating-rate unsecured notes provide for quarterly interest payments. Principal on the unsecured notes is due at maturity.
During January, March, and September of 2019, $600.0 million of 2.25%, $150.0 million of floating-rate, and $600.0 million of 2.40% medium-term notes matured, respectively, and the principal and accrued interest were paid in full. During June 2018, $877.5 million of 6.80% medium-term notes matured, and the principal and accrued interest were paid in full.
Operating and Financial Covenants – HDFS and the Company are subject to various operating and financial covenants related to the credit facilities and various operating covenants under the medium-term and senior notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.
The operating covenants limit the Company’s and HDFS' ability to:

•	Assume or incur certain liens;

•	Participate in certain mergers or consolidations; and

•	Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’ consolidated debt, excluding secured debt, to HDFS’ consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excluding AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term and senior or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2019 and 2018, HDFS and the Company remained in compliance with all of the then existing covenants.
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
In transactions where the Company is not the primary beneficiary of the VIE, the Company must determine whether it can achieve a sale for accounting purposes under ASC Topic 860, Transfers and Servicing (ASC Topic 860). To achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond the Company’s control. If the Company does not meet all of these criteria for sale accounting, then the transaction is accounted for as a secured borrowing and is referred to as an on-balance sheet asset-backed financing.
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets at December 31, were as follows (in thousands):

	2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$826,047	$(24,935)	$36,037	$778	$837,927	$764,392
Asset-backed U.S. commercial paper conduit facilities	533,587	(16,076)	27,775	1,642	546,928	490,427
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	232,699	(2,786)	7,686	296	237,895	114,693
	$1,592,333	$(43,797)	$71,498	$2,716	$1,622,750	$1,369,512
	2018
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$158,718	$(4,691)	$17,191	$329	$171,547	$95,167
Asset-backed U.S. commercial paper conduit facilities	631,588	(18,733)	30,012	1,234	644,101	582,717
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	181,774	(3,130)	8,779	343	187,766	155,951
	$972,080	$(26,554)	$55,982	$1,906	$1,003,414	$833,835

On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes have various contractual maturities ranging from 2020 to 2026.
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
During 2019, the Company transferred $539.1 million and $580.2 million, respectively, of U.S. retail motorcycle finance receivables to SPEs. The SPEs in turn issued $500.0 million and $525.0 million, or $498.7 million and $522.6 million net of discounts and issuance costs, respectively, of secured notes through on-balance sheet asset-backed securitization transactions. There were no on-balance sheet asset-backed securitization transactions during 2018. At December 31, 2019, the Consolidated balance sheets included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
June 2019	$525,000	2.37%	July 2020 - November 2026
May 2019	$500,000	3.05%	July 2026

In addition, outstanding balances related to the following secured notes included in the Consolidated balance sheets at December 31, 2018 were repaid during 2019 (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date
May 2015	$500,000	0.88%	May 2016 - December 2022
January 2015	$700,000	0.89%	February 2016 - August 2022

For the years ended December 31, 2019 and 2018, interest expense on the secured notes was $13.3 million and $3.2 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding on-balance sheet asset-backed securitization transactions was 2.36% and 1.67% at December 31, 2019 and 2018, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has two separate agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In May 2019, the Company amended its $300.0 million revolving facility agreement to allow for incremental borrowings, at the lender's discretion, of up to an additional $300.0 million in excess of the $300.0 million commitment. The aggregate commitment under this agreement is reduced monthly as collections on the related finance receivables are applied to the outstanding principal until the outstanding principal balance is less than or equal to $300.0 million, at which point the aggregate commitment will equal $300.0 million. On November 27, 2019, the Company renewed its existing $600.0 million and amended $300.0 million revolving facility agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facilities, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates or LIBOR to the extent the advance is not funded by a conduit lender through the issuance of commercial paper plus, in each case, a program fee based on outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt will be reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the U.S. Conduit Facilities have an expiration date of November 25, 2020.
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
The following table includes quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$32,900	$29,300
Second quarter	—	—	59,100	53,300
Third quarter	174,400	154,600	—	—
Fourth quarter	—	—	400,200	356,800
	$174,400	$154,600	$492,200	$439,400

For the years ended December 31, 2019 and 2018, interest expense under the U.S. Conduit Facilities was $18.5 million and $10.9 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding U.S. Conduit Facilities was 2.63% and 3.26% at December 31, 2019 and 2018, respectively.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2019, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, the Canadian Conduit expires on June 26, 2020.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $123.2 million at December 31, 2019. The maximum exposure is not an indication of the Company's expected loss exposure.
The following table includes quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds (in thousands):

	2019		2018
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$7,600	$6,200
Second quarter	28,200	23,400	38,900	32,200
Third quarter	—	—	—	—
Fourth quarter	—	—	39,000	32,200
	$28,200	$23,400	$85,500	$70,600

For the years ended December 31, 2019 and 2018, interest expense on the Canadian Conduit was $3.6 million and $3.8 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 2.68% at December 31, 2019 and 2018.
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the years ended December 31, 2019, 2018 and 2017. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to a SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
The Company is not the primary beneficiary of the off-balance sheet asset-backed securitization VIE because it only retained servicing rights and does not have the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. Accordingly, this transaction met the accounting sale requirements under ASC Topic 860 and was recorded as a sale for accounting purposes. Upon the sale, the retail motorcycle finance receivables were removed from the Consolidated balance sheets and a gain was recognized for the difference between the cash proceeds received, the assets derecognized and the liabilities recognized as part of the transaction. The gain on sale was included in Financial Services revenue in the Consolidated statements of income.

At December 31, 2019, the assets of this off-balance sheet asset-backed securitization VIE were $35.2 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at December 31, 2019. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated statements of income. The fees the Company is paid for servicing represent adequate compensation and, consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.6 million and $1.1 million for the years ended December 31, 2019 and December 31, 2018, respectively.
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company at December 31, was as follows (in thousands):

	2019	2018
On-balance sheet retail motorcycle finance receivables	$6,274,551	$6,185,350
Off-balance sheet retail motorcycle finance receivables	35,197	79,613
	$6,309,748	$6,264,963
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent at December 31, was as follows (in thousands):

	Amount 30 days or more past due
	2019	2018
On-balance sheet retail motorcycle finance receivables	$244,498	$228,015
Off-balance sheet retail motorcycle finance receivables	885	1,658
	$245,383	$229,673
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company, for the years ended December 31, were as follows (in thousands):

	2019	2018
On-balance sheet retail motorcycle finance receivables	$125,840	$109,448
Off-balance sheet retail motorcycle finance receivables	458	907
	$126,298	$110,355

13. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Foreign currency contracts, commodity contracts, cross-currency swaps, and treasury rate locks are valued using quoted forward rates and prices; interest rate swaps and caps are valued using quoted interest rates and yield curves; investments in marketable securities and cash equivalents are valued using quoted prices.
Level 3 inputs are not observable in the market and include the Company's judgments about the assumptions market participants would use in pricing the asset or liability.

Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, (in thousands):

	2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$624,832	$459,885	$164,947
Marketable securities	52,575	52,575	—
Derivative financial instruments	12,649	—	12,649
	$690,056	$512,460	$177,596
Liabilities:
Derivative financial instruments	$13,934	$—	$13,934
	2018
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$998,601	$728,800	$269,801
Marketable securities	54,250	44,243	10,007
Derivative financial instruments	15,071	—	15,071
	$1,067,922	$773,043	$294,879
Liabilities:
Derivative financial instruments	$5,316	$—	$5,316

Nonrecurring Fair Value Measurements – Repossessed inventory was $21.4 million and $20.2 million at December 31, 2019 and 2018, respectively, for which the fair value adjustment was $11.9 million and $9.7 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company’s Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31, were as follows (in thousands):

	2019		2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,419,627	$7,374,366	$7,304,334	$7,221,931
Liabilities:
Debt:
Unsecured commercial paper	$571,995	$571,995	$1,135,810	$1,135,810
Asset-backed U.S. commercial paper conduit facilities	$490,427	$490,427	$582,717	$582,717
Asset-backed Canadian commercial paper conduit facility	$114,693	$114,693	$155,951	$155,951
Medium-term notes	$4,816,153	$4,760,127	$4,829,671	$4,887,007
Senior notes	$774,949	$743,296	$707,198	$742,624
Asset-backed securitization debt	$768,094	$764,392	$94,974	$95,167

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

Debt – The carrying value of debt is generally amortized cost, net of discounts and debt issuance costs. The fair value of unsecured commercial paper is calculated using Level 2 inputs and approximates carrying value due to its short maturity. The fair value of debt provided under the U.S. Conduit Facilities and Canadian Conduit Facility is calculated using Level 2 inputs and approximates carrying value since the interest rates charged under the facility are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs).
14. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except in Japan, where the Company provides a standard three-year limited warranty. In addition, the Company provides a one-year warranty for parts and accessories. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims at the time of sale using an estimated cost based primarily on historical Company claim information. Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company records estimated recall costs when the liability is both probable and estimable. This generally occurs when management approves and commits to a recall. Changes in the Company’s warranty and recall liability were as follows (in thousands):

	2019	2018	2017
Balance, beginning of period	$131,740	$94,200	$79,482
Warranties issued during the period	50,470	53,367	57,834
Settlements made during the period	(90,404)	(79,300)	(82,554)
Recalls and changes to pre-existing warranty liabilities	(2,013)	63,473	39,438
Balance, end of period	$89,793	$131,740	$94,200

The liability for recall campaigns was $36.4 million, $73.3 million and $35.3 million at December 31, 2019, 2018 and 2017, respectively. Additionally, the Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million in 2019.
15. Employee Benefit Plans and Other Postretirement Benefits
The Company has a qualified defined benefit pension plan and postretirement healthcare benefit plans. The plans cover certain eligible employees and retirees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees which were instituted to replace benefits lost under the Tax Revenue Reconciliation Act of 1993.
Pension benefits are based primarily on years of service and, for certain plans, levels of compensation. Plan participants are eligible to receive postretirement healthcare benefits upon attaining age 55 after rendering at least 10 years of service to the Company. Some of the plans require participant contributions to partially offset benefit costs.

Obligations and Funded Status:
The changes in the benefit obligation, fair value of plan assets and the funded status of the Company’s pension and SERPA plans and the postretirement healthcare plans as of the Company’s measurement dates of December 31, were as follows (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of period	$1,984,708	$2,201,021	$286,574	$338,488
Service cost	25,408	32,340	4,449	7,180
Interest cost	85,483	82,778	11,753	11,556
Actuarial losses (gains)	236,719	(213,583)	9,590	(42,039)
Plan participant contributions	—	—	1,999	2,492
Plan amendments	8,371	(12,926)	—	(4,710)
Special early retirement benefits	1,583	—	—	—
Benefits paid	(126,079)	(106,280)	(20,860)	(23,448)
Net curtailments and settlements	(4,181)	1,358	—	(2,945)
Benefit obligation, end of period	2,212,012	1,984,708	293,505	286,574

Change in plan assets:
Fair value of plan assets, beginning of period	1,874,618	2,162,885	190,357	217,537
Return on plan assets	459,388	(185,468)	41,717	(13,287)
Plan participant contributions	—	—	1,999	2,492
Benefits paid	(124,784)	(102,799)	(13,081)	(16,385)
Fair value of plan assets, end of period	2,209,222	1,874,618	220,992	190,357
Funded status of the plan	$(2,790)	$(110,090)	$(72,513)	$(96,217)

Funded status as recognized on the Consolidated balance sheets:
Prepaid pension costs	$56,014	$—	$—	$—
Accrued liabilities	(2,666)	(2,314)	—	(1,764)
Pension liabilities	(56,138)	(107,776)	—	—
Postretirement healthcare liabilities	—	—	(72,513)	(94,453)
	$(2,790)	$(110,090)	$(72,513)	$(96,217)

Amounts included in Accumulated other comprehensive loss, net of tax:
Prior service credits	$(6,489)	$(14,371)	$(7,559)	$(9,381)
Actuarial losses (gains)	496,919	593,608	(1,321)	12,005
	$490,430	$579,237	$(8,880)	$2,624

During 2019, the actuarial losses related to the obligation for pension and SERPA benefits were due primarily to a decrease in the discount rate. Conversely, during 2018, the actuarial gains related to this obligation were due primarily to an increase in the discount rate.
During 2019, the actuarial losses related to the obligation for postretirement healthcare benefits were due primarily to a decrease in the discount rate partially offset by favorable claim cost adjustments. During 2018, the actuarial gains related to this obligation were due primarily to an increase in the discount rate, favorable claim cost experience and a change in the benefit delivery structure.

The funded status of the qualified pension plan and the SERPA plans are combined above. Plans with projected benefit obligations (PBO) or accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31, is presented below (in thousands):

	2019	2018
Plans with PBO in excess of fair value of plan assets:
PBO	$58,804	$1,984,708
Fair value of plan assets	$—	$1,874,618

Plans with ABO in excess of fair value of plan assets:
ABO	$44,232	$40,085
Fair value of plan assets	$—	$—

The total ABO for all the Company's pension and SERPA plans combined was $2.12 billion and $1.90 billion as of December 31, 2019 and 2018, respectively.
Benefit Costs:
Service costs are allocated among Selling, administrative and engineering expense, Motorcycles and Related Products cost of goods sold and Inventories, net. Amounts capitalized in inventory are not significant. Non-service cost components of net periodic benefit cost are presented in Other income (expense), net. Components of net periodic benefit costs for the years ended December 31, include the following (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$25,408	$32,340	$31,584	$4,449	$7,180	$7,500
Interest cost	85,483	82,778	85,076	11,753	11,556	13,648
Expected return on plan assets	(142,323)	(147,671)	(141,385)	(14,030)	(14,161)	(12,623)
Amortization of unrecognized:
Prior service (credit) cost	(1,930)	(420)	1,018	(2,381)	(1,842)	(2,171)
Net loss	44,511	64,773	43,993	277	1,817	3,261
Special early retirement benefits	1,583	—	—	—	—	—
Curtailment loss (gain)	—	1,017	—	(960)	(886)	—
Settlement loss	1,503	—	—	—	—	—
Net periodic benefit cost	$14,235	$32,817	$20,286	$(892)	$3,664	$9,615

The expected return on plan assets is calculated based on the market related value of plan assets. The market related value of plan assets is different from the fair value in that asset gains and losses are smoothed over a five-year period.
Unrecognized gains and losses related to plan obligations and assets are initially recorded in other comprehensive income and result from actual experience that differs from assumed or expected results, and the impacts of changes in assumptions. Unrecognized plan asset gains and losses not yet reflected in the market related value of plan assets are not subject to amortization. Remaining unrecognized gains and losses that exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized to earnings over the estimated future service period of active plan participants. The impacts of plan amendments, if any, are amortized over the estimated future service period of plan participants at the time of the amendment.

Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2019	2018	2017	2019	2018	2017
Assumptions for benefit obligations:
Discount rate	3.49%	4.38%	3.71%	3.26%	4.23%	3.52%
Rate of compensation increase	3.39%	3.38%	3.43%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	4.38%	3.71%	4.30%	4.23%	3.52%	4.03%
Expected return on plan assets	7.10%	7.25%	7.25%	7.25%	7.25%	7.25%
Rate of compensation increase	3.38%	3.43%	3.50%	n/a	n/a	n/a

Plan Assets:
Pension Plan Assets – The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The Company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio for the Company's pension plan assets contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was 56% equities and 44% fixed-income and cash. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S., including Company stock, investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
Postretirement Healthcare Plan Assets – The Company's investment objective is to maximize the return on assets to help pay benefits by prudently investing in equities, fixed income and alternative assets. The Company's current overall targeted asset allocation as a percentage of total market value was 69% equities and 31% fixed-income and cash. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S., investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 13. The fair values of the Company’s pension plan assets at December 31, 2019 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$35,463	$—	$35,463
Equity holdings:
U.S. companies	728,892	707,276	21,616
Foreign companies	79,707	77,275	2,432
Harley-Davidson common stock	47,365	47,365	—
Pooled equity funds	377,301	377,301	—
Other	72	72	—
	1,233,337	1,209,289	24,048
Fixed-income holdings:
U.S. Treasuries	67,234	67,234	—
Federal agencies	15,434	—	15,434
Corporate bonds	583,475	—	583,475
Pooled fixed income funds	142,134	48,674	93,460
Foreign bonds	103,439	—	103,439
Municipal bonds	12,339	—	12,339
	924,055	115,908	808,147
Plan assets subject to fair value leveling	2,192,855	$1,325,197	$867,658

Plan assets measured at net asset value:
Limited partnership interests	4,118
Real estate investment trusts	12,249
	16,367
	$2,209,222

Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $47.4 million at December 31, 2019.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2019 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$2,458	$—	$2,458
Equity holdings:
U.S. companies	104,399	104,399	—
Foreign companies	22,422	21,744	678
Pooled equity funds	25,029	25,029	—
Other	7	7	—
	151,857	151,179	678
Fixed-income holdings:
U.S. Treasuries	5,782	5,782	—
Federal agencies	7,986	—	7,986
Corporate bonds	8,425	—	8,425
Pooled fixed income funds	36,720	36,720	—
Foreign bonds	672	—	672
Municipal bonds	454	—	454
	60,039	42,502	17,537
Plan assets subject to fair value leveling	214,354	$193,681	$20,673

Plan assets measured at net asset value:
Real estate investment trusts	6,638
	$220,992

The fair values of the Company’s pension plan assets at December 31, 2018 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$40,984	$—	$40,984
Equity holdings:
U.S. companies	636,308	621,459	14,849
Foreign companies	66,143	66,143	—
Harley-Davidson common stock	43,455	43,455	—
Pooled equity funds	330,476	330,476	—
Other	85	85	—
	1,076,467	1,061,618	14,849
Fixed-income holdings:
U.S. Treasuries	45,102	45,102	—
Federal agencies	27,811	—	27,811
Corporate bonds	434,070	—	434,070
Pooled fixed income funds	140,630	42,400	98,230
Foreign bonds	83,852	266	83,586
Municipal bonds	9,276	—	9,276
	740,741	87,768	652,973
Plan assets subject to fair value leveling	1,858,192	$1,149,386	$708,806

Plan assets measured at net asset value:
Limited partnership interests	5,918
Real estate investment trust	10,508
	16,426
	$1,874,618

Included in the pension plan assets were 1,273,592 shares of the Company’s common stock with a market value of $43.5 million at December 31, 2018.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2018 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$5,276	$—	$5,276
Equity holdings:
U.S. companies	86,975	86,949	26
Foreign companies	16,342	16,342	—
Pooled equity funds	20,747	20,747	—
Other	9	9	—
	124,073	124,047	26
Fixed-income holdings:
U.S. Treasuries	8,707	8,707	—
Federal agencies	5,445	—	5,445
Corporate bonds	6,590	—	6,590
Pooled fixed income funds	33,959	33,959	—
Foreign bonds	538	—	538
Municipal bonds	272	—	272
	55,511	42,666	12,845
Plan assets subject to fair value leveling	184,860	$166,713	$18,147

Plan assets measured at net asset value:
Real estate investment trust	5,497
	$190,357

For 2020, the Company’s overall expected long-term rate of return is 6.70% for pension assets and 7.00% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rates used in determining the accumulated postretirement benefit obligation of the healthcare plans were as follows:

	2019	2018
Healthcare cost trend rate for next year	7.25%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2026

Future Contributions and Benefit Payments:
During 2019, the Company did not make any voluntary contributions to its qualified pension plan or postretirement healthcare plans. No pension plan contributions are required in 2020. The Company expects that 2020 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or, in the case of postretirement healthcare plan benefits, partially funded with plan assets.

The Company's future expected benefit payments as of December 31, 2019 were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2020	$97,227	$2,666	$23,328
2021	$98,376	$3,000	$23,501
2022	$101,566	$3,309	$23,625
2023	$104,864	$4,176	$23,307
2024	$108,436	$4,401	$22,902
2025-2028	$590,687	$29,048	$109,195

Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company makes additional contributions to the plans on behalf of the employees and expensed $21.9 million, $20.1 million and $19.0 million during 2019, 2018 and 2017, respectively related to the contributions.
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
Environmental Protection Agency Notice – In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. Three amicus briefs opposing portions of the Settlement were filed with the court by the deadline of January 31, 2018. On March 1, 2018, the Company and the DOJ each filed separate response briefs. The Company is awaiting the court's decision on whether or not to finalize the Settlement, and on February 8, 2019 the DOJ filed a status update reminding the court of the current status of the outstanding matter. The Company has an accrual associated with this matter recorded in Accrued liabilities on the Consolidated balance sheets, and as a result, if it is finalized, the Settlement would not have a material adverse effect on the Company's financial condition or results of operations. The Settlement is not final until it is approved by the court, and if it is not approved by the court, the Company cannot reasonably estimate the impact of any remedies the EPA might seek beyond the Company's current reserve for this matter.
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The associated cleanup plan documents were submitted for approval in December 2019 and remaining cleanup activities will begin in mid-2020. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
Product Liability Matters – The Company is involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s Consolidated financial statements.

17. Share-Based Awards
The Company has a share-based compensation plan which was approved by its shareholders in April 2014 (the Plan) under which its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, and nonqualified stock options. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets. RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on RSUs settled with stock and performance shares settled with stock. Dividend equivalents are paid on RSUs and performance shares settled with cash. Stock options expire 10 years from the date of grant. At December 31, 2019, there were 7.2 million shares of common stock available for future awards under the Plan.
The Company recognizes the cost of its share-based awards in the Consolidated statements of income. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Forfeitures for share-based awards are estimated at the grant date and adjusted when it is likely to change. Share-based award expense is recognized on a straight-line basis over the service or performance periods of each separately vesting tranche within the awards. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2019, 2018 and 2017 was $33.7 million, $35.5 million and $32.5 million, respectively, or $25.8 million, $27.2 million and $20.5 million net of taxes, respectively.
Restricted Stock Units and Performance Shares - Settled in Stock – The fair value of RSUs and performance shares settled in stock is determined based on the market price of the Company’s shares on the grant date. The activity for these awards for the year ended December 31, 2019 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	1,894	$48
Granted	1,149	$37
Vested	(717)	$46
Forfeited	(315)	$41
Nonvested, end of period	2,011	$43

As of December 31, 2019, there was $31.1 million of unrecognized compensation cost related to RSUs and performance shares settled in stock (net of estimated forfeitures) that is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units and Performance Shares - Settled in Cash – RSUs and performance shares settled in cash are recorded in the Consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The activity for these awards for the year ended December 31, 2019 was as follows (in thousands, except for per share amounts):

	Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	105	$39
Granted	94	$38
Vested	(48)	$37
Forfeited	(24)	$35
Nonvested, end of period	127	$38

Stock Options – There were no stock options granted in 2019, 2018 or 2017. All outstanding stock options were vested as of December 31, 2018. The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The stock option transactions for the year ended December 31, 2019 were as follows (in thousands, except for per share amounts):

	Options	Weighted-Average Exercise Price
Outstanding, beginning of period	1,055	$50
Exercised	(168)	$21
Forfeited	(71)	$54
Outstanding, end of period	816	$56

Exercisable, end of period	816	$56

The aggregate intrinsic value related to stock options exercised, outstanding and exercisable as of and for the years ended December 31, was as follows (in thousands):

	2019	2018	2017
Exercised	$2,614	$3,855	$4,051
Outstanding	$52	$2,366	$11,711
Exercisable	$52	$2,366	$11,711

Stock options outstanding at December 31, 2019 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$20.01 to $30	0.5	4	$24
$40.01 to $50	1.6	207	$44
$50.01 to $60	2.9	157	$52
$60.01 to $70	4.3	448	$63
Options outstanding	3.0	816	$56

Options exercisable	3.0	816	$56

18. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCL) for the years ended December 31, were as follows (in thousands):

	2019
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$—	$1,785	$(581,861)	$(629,684)
Other comprehensive income, before reclassifications	9,229	—	6,477	90,071	105,777
Income tax expense	(434)	—	(1,541)	(21,149)	(23,124)
	8,795	—	4,936	68,922	82,653
Reclassifications:
Net gain on derivative instruments	—	—	(27,732)	—	(27,732)
Prior service credits(a)	—	—	—	(4,311)	(4,311)
Actuarial losses(a)	—	—	—	44,788	44,788
Curtailment and settlement losses(a)	—	—	—	543	543
Reclassifications before tax	—	—	(27,732)	41,020	13,288
Income tax benefit (expense)	—	—	6,425	(9,631)	(3,206)
	—	—	(21,307)	31,389	10,082
Other comprehensive income (loss)	8,795	—	(16,371)	100,311	92,735
Balance, end of period	$(40,813)	$—	$(14,586)	$(481,550)	$(536,949)

	2018
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$—	$(17,254)	$(460,943)	$(500,049)
Other comprehensive (loss) income, before reclassifications	(28,212)	—	35,686	(84,725)	(77,251)
Income tax benefit (expense)	3,202	—	(8,455)	19,893	14,640
	(25,010)	—	27,231	(64,832)	(62,611)
Reclassifications:
Net gain on derivative instruments	—	—	(9,466)	—	(9,466)
Prior service credits(a)	—	—	—	(2,262)	(2,262)
Actuarial losses(a)	—	—	—	66,590	66,590
Curtailment and settlement gains(a)	—	—	—	(886)	(886)
Reclassifications before tax	—	—	(9,466)	63,442	53,976
Income tax benefit (expense)	—	—	2,244	(14,896)	(12,652)
	—	—	(7,222)	48,546	41,324
Other comprehensive (loss) income	(25,010)	—	20,009	(16,286)	(21,287)
Reclassification of certain tax effects	(2,746)	—	(970)	(104,632)	(108,348)
Balance, end of period	$(49,608)	$—	$1,785	$(581,861)	$(629,684)

	2017
	Foreign currency translation adjustments	Marketable securities	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,132)	$(1,194)	$12,524	$(508,579)	$(565,381)
Other comprehensive income (loss), before reclassifications	52,145	1,896	(54,929)	24,321	23,433
Income tax (expense) benefit	(5,865)	(702)	20,338	(5,711)	8,060
	46,280	1,194	(34,591)	18,610	31,493
Reclassifications:
Net loss on derivative instruments	—	—	7,644	—	7,644
Prior service credits(a)	—	—	—	(1,153)	(1,153)
Actuarial losses(a)	—	—	—	47,254	47,254
Reclassifications before tax	—	—	7,644	46,101	53,745
Income tax expense	—	—	(2,831)	(17,075)	(19,906)
	—	—	4,813	29,026	33,839
Other comprehensive income (loss)	46,280	1,194	(29,778)	47,636	65,332
Balance, end of period	$(21,852)	$—	$(17,254)	$(460,943)	$(500,049)

(a)	Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 15.
19. Reportable Segments and Geographic Information
Reportable Segments – Harley-Davidson, Inc. is the parent company of Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). The Company operates in two segments: the Motorcycles and Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
The Motorcycles segment consists of HDMC which designs, manufactures and sells Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and services. The Company’s products are sold to retail customers primarily through a network of independent dealers. The Company conducts business on a global basis, with sales in the U.S., Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America.
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
Selected segment information is set forth below for the years ended December 31, (in thousands):

	2019	2018	2017
Motorcycles and Related Products:
Motorcycles revenue	$4,572,678	$4,968,646	$4,915,027
Gross profit	1,342,880	1,616,850	1,642,697
Selling, administrative and engineering expense	1,020,907	1,101,086	1,035,921
Restructuring expense	32,353	93,401	—
Operating income	289,620	422,363	606,776
Financial Services:
Financial Services revenue	789,111	748,229	732,197
Financial Services expense	523,123	457,069	456,892
Operating income	265,988	291,160	275,305
Operating income	$555,608	$713,523	$882,081

Financial Services revenue includes $10.0 million, $9.0 million and $6.9 million of interest paid by HDMC to HDFS on wholesale finance receivables in 2019, 2018 and 2017, respectively. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.
Additional segment information is set forth below as of December 31, (in thousands):

	Motorcycles	Financial Services	Consolidated
2019:
Assets	$2,548,115	$7,980,044	$10,528,159
Depreciation and amortization	$223,656	$8,881	$232,537
Capital expenditures	$176,264	$5,176	$181,440
2018:
Assets	$2,562,931	$8,102,733	$10,665,664
Depreciation and amortization	$260,707	$4,156	$264,863
Capital expenditures	$197,905	$15,611	$213,516
2017:
Assets	$2,449,603	$7,523,069	$9,972,672
Depreciation and amortization	$215,639	$6,549	$222,188
Capital expenditures	$193,204	$13,090	$206,294

 Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31, (in thousands):

	2019	2018	2017
Motorcycles revenue(a):
United States	$2,971,223	$3,159,049	$3,215,513
EMEA	743,385	893,589	790,725
Canada	210,381	230,211	232,883
Japan	156,644	161,370	180,938
Australia and New Zealand	117,525	147,561	168,670
Other countries	373,520	376,866	326,298
	$4,572,678	$4,968,646	$4,915,027
Financial Services revenue(a):
United States	$754,535	$712,898	$698,383
Canada	22,799	23,120	22,580
Europe	8,435	8,411	6,845
Other countries	3,342	3,800	4,389
	$789,111	$748,229	$732,197
Long-lived assets(b):
United States	$757,594	$838,446	$912,032
International:
Thailand	78,651	50,331	31,087
Other countries	11,137	15,355	24,662
	89,788	65,686	55,749
	$847,382	$904,132	$967,781

(a)	Revenue is attributed to geographic regions based on location of customer.

(b)	Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes and finance receivables.

20. Supplemental Consolidating Data
The supplemental consolidating data is presented for informational purposes and is different than segment information due to the allocation of consolidating reporting adjustments to the reportable segments. Supplemental consolidating data is as follows (in thousands):

	Year Ended December 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$4,593,585	$—	$(20,907)	$4,572,678
Financial Services	—	779,163	9,948	789,111
	4,593,585	779,163	(10,959)	5,361,789
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,229,798	—	—	3,229,798
Financial Services interest expense	—	210,438	—	210,438
Financial Services provision for credit losses	—	134,536	—	134,536
Selling, administrative and engineering expense	1,034,921	175,258	(11,123)	1,199,056
Restructuring expense	32,353	—	—	32,353
	4,297,072	520,232	(11,123)	4,806,181
Operating income	296,513	258,931	164	555,608
Other income (expense), net	16,514	—	—	16,514
Investment income	196,371	—	(180,000)	16,371
Interest expense	31,078	—	—	31,078
Income before provision for income taxes	478,320	258,931	(179,836)	557,415
Provision for income taxes	75,278	58,502	—	133,780
Net income	$403,042	$200,429	$(179,836)	$423,635

	Year Ended December 31, 2018
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$4,981,445	$—	$(12,799)	$4,968,646
Financial Services	—	747,432	797	748,229
	4,981,445	747,432	(12,002)	5,716,875
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,352,438	—	(642)	3,351,796
Financial Services interest expense	—	193,187	—	193,187
Financial Services provision for credit losses	—	106,870	—	106,870
Selling, administrative and engineering expense	1,104,919	164,623	(11,444)	1,258,098
Restructuring expense	93,401	—	—	93,401
	4,550,758	464,680	(12,086)	5,003,352
Operating income	430,687	282,752	84	713,523
Other income (expense), net	3,039	—	—	3,039
Investment income	235,951	—	(235,000)	951
Interest expense	30,884	—	—	30,884
Income before provision for income taxes	638,793	282,752	(234,916)	686,629
Provision for income taxes	85,153	70,025	—	155,178
Net income	$553,640	$212,727	$(234,916)	$531,451

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$4,925,003	$—	$(9,976)	$4,915,027
Financial Services	—	734,008	(1,811)	732,197
	4,925,003	734,008	(11,787)	5,647,224
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,272,330	—	—	3,272,330
Financial Services interest expense	—	180,193	—	180,193
Financial Services provision for credit losses	—	132,444	—	132,444
Selling, administrative and engineering expense	1,037,529	154,232	(11,585)	1,180,176
	4,309,859	466,869	(11,585)	4,765,143
Operating income	615,144	267,139	(202)	882,081
Other income (expense), net	9,182	—	—	9,182
Investment income	199,580	—	(196,000)	3,580
Interest expense	31,004	—	—	31,004
Income before provision for income taxes	792,902	267,139	(196,202)	863,839
Provision for income taxes	214,175	127,905	—	342,080
Net income	$578,727	$139,234	$(196,202)	$521,759

	December 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$470,649	$363,219	$—	$833,868
Marketable securities	—	—	—	—
Accounts receivable, net	369,717	—	(110,383)	259,334
Finance receivables, net	—	2,272,522	—	2,272,522
Inventories, net	603,571	—	—	603,571
Restricted cash	—	64,554	—	64,554
Other current assets	110,145	59,665	(836)	168,974
	1,554,082	2,759,960	(111,219)	4,202,823
Finance receivables, net	—	5,101,844	—	5,101,844
Property, plant and equipment, net	794,131	53,251	—	847,382
Prepaid pension costs	56,014	—	—	56,014
Goodwill	64,160	—	—	64,160
Deferred income taxes	62,768	39,882	(1,446)	101,204
Lease assets	55,722	5,896	—	61,618
Other long-term assets	166,972	19,211	(93,069)	93,114
	$2,753,849	$7,980,044	$(205,734)	$10,528,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,710	$138,053	$(110,383)	$294,380
Accrued liabilities	463,491	119,186	(389)	582,288
Short-term debt	—	571,995	—	571,995
Current portion of long-term debt, net	—	1,748,109	—	1,748,109
	730,201	2,577,343	(110,772)	3,196,772
Long-term debt, net	743,296	4,381,530	—	5,124,826
Lease liability	38,783	5,664	—	44,447
Pension liability	56,138	—	—	56,138
Postretirement healthcare liability	72,513	—	—	72,513
Deferred income taxes	6,219	1,916	—	8,135
Other long-term liabilities	180,033	38,693	2,603	221,329
Commitments and contingencies (Note 16)
Shareholders’ equity	926,666	974,898	(97,565)	1,803,999
	$2,753,849	$7,980,044	$(205,734)	$10,528,159

	December 31, 2018
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$544,548	$659,218	$—	$1,203,766
Marketable securities	10,007	—	—	10,007
Accounts receivable, net	425,727	—	(119,253)	306,474
Finance receivables, net	—	2,214,424	—	2,214,424
Inventories, net	556,128	—	—	556,128
Restricted cash	—	49,275	—	49,275
Other current assets	91,172	59,070	(5,874)	144,368
	1,627,582	2,981,987	(125,127)	4,484,442
Finance receivables, net	—	5,007,507	—	5,007,507
Property, plant and equipment, net	847,176	56,956	—	904,132
Goodwill	55,048	—	—	55,048
Deferred income taxes	105,388	37,603	(1,527)	141,464
Other long-term assets	144,122	18,680	(89,731)	73,071
	$2,779,316	$8,102,733	$(216,385)	$10,665,664
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,587	$145,527	$(119,253)	$284,861
Accrued liabilities	496,643	110,063	(5,576)	601,130
Short-term debt	—	1,135,810	—	1,135,810
Current portion of long-term debt, net	—	1,575,799	—	1,575,799
	755,230	2,967,199	(124,829)	3,597,600
Long-term debt, net	742,624	4,145,043	—	4,887,667
Pension liability	107,776	—	—	107,776
Postretirement healthcare liability	94,453	—	—	94,453
Other long-term liabilities	164,243	37,142	2,834	204,219
Commitments and contingencies (Note 16)
Shareholders’ equity	914,990	953,349	(94,390)	1,773,949
	$2,779,316	$8,102,733	$(216,385)	$10,665,664

	Year Ended December 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$403,042	$200,429	$(179,836)	$423,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,656	8,881	—	232,537
Amortization of deferred loan origination costs	—	76,326	—	76,326
Amortization of financing origination fees	672	9,151	—	9,823
Provision for long-term employee benefits	13,344	—	—	13,344
Employee benefit plan contributions and payments	(13,256)	—	—	(13,256)
Stock compensation expense	30,396	3,337	—	33,733
Net change in wholesale finance receivables related to sales	—	—	(5,822)	(5,822)
Provision for credit losses	—	134,536	—	134,536
Deferred income taxes	20,952	676	(81)	21,547
Other, net	4,425	(3,963)	(164)	298
Changes in current assets and liabilities:
Accounts receivable, net	53,772	—	(8,870)	44,902
Finance receivables - accrued interest and other	—	(11,119)	—	(11,119)
Inventories, net	(47,576)	—	—	(47,576)
Accounts payable and accrued liabilities	(43,211)	(4,107)	28,856	(18,462)
Derivative financial instruments	1,808	128	—	1,936
Other	(33,105)	10,033	(5,038)	(28,110)
	211,877	223,879	8,881	444,637
Net cash provided by operating activities	614,919	424,308	(170,955)	868,272
Cash flows from investing activities:
Capital expenditures	(176,264)	(5,176)	—	(181,440)
Origination of finance receivables	—	(7,053,898)	3,206,576	(3,847,322)
Collections on finance receivables	—	6,715,338	(3,215,621)	3,499,717
Sales and redemptions of marketable securities	10,007	—	—	10,007
Acquisition of business	(7,000)	—	—	(7,000)
Other investing activities	17,912	—	—	17,912
Net cash used by investing activities	(155,345)	(343,736)	(9,045)	(508,126)

	Year Ended December 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,203,236	—	1,203,236
Repayments of medium-term notes	—	(1,350,000)	—	(1,350,000)
Proceeds from securitization debt	—	1,021,453	—	1,021,453
Repayments of securitization debt	—	(353,251)	—	(353,251)
Borrowings of asset-backed commercial paper	—	177,950	—	177,950
Repayments of asset-backed commercial paper	—	(318,006)	—	(318,006)
Net decrease in credit facilities and unsecured commercial paper	—	(563,453)	—	(563,453)
Dividends paid	(237,221)	(180,000)	180,000	(237,221)
Repurchase of common stock	(296,520)	—	—	(296,520)
Issuance of common stock under employee stock option plans	3,589	—	—	3,589
Net cash used by financing activities	(530,152)	(362,071)	180,000	(712,223)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,321)	1,016	—	(2,305)
Net decrease in cash, cash equivalents and restricted cash	$(73,899)	$(280,483)	$—	$(354,382)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$544,548	$715,200	$—	$1,259,748
Net decrease in cash, cash equivalents and restricted cash	(73,899)	(280,483)	—	(354,382)
Cash, cash equivalents and restricted cash, end of period	$470,649	$434,717	$—	$905,366

	Year Ended December 31, 2018
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$553,640	$212,727	$(234,916)	$531,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	260,707	4,156	—	264,863
Amortization of deferred loan origination costs	—	81,315	—	81,315
Amortization of financing origination fees	663	7,704	—	8,367
Provision for long-term employee benefits	36,481	—	—	36,481
Employee benefit plan contributions and payments	(10,544)	—	—	(10,544)
Stock compensation expense	31,855	3,684	—	35,539
Net change in wholesale finance receivables related to sales	—	—	(56,538)	(56,538)
Provision for credit losses	—	106,870	—	106,870
Deferred income taxes	(41,905)	7,716	208	(33,981)
Other, net	36,840	798	(84)	37,554
Changes in current assets and liabilities:
Accounts receivable, net	43,613	—	(34,470)	9,143
Finance receivables – accrued interest and other	—	773	—	773
Inventories, net	(31,059)	—	—	(31,059)
Accounts payable and accrued liabilities	152,930	(1,778)	45,040	196,192
Derivative financial instruments	337	136	—	473
Other	39,031	(10,216)	207	29,022
	518,949	201,158	(45,637)	674,470
Net cash provided by operating activities	1,072,589	413,885	(280,553)	1,205,921
Cash flows from investing activities:
Capital expenditures	(197,905)	(15,611)	—	(213,516)
Origination of finance receivables	—	(7,192,063)	3,439,246	(3,752,817)
Collections on finance receivables	—	6,719,362	(3,393,693)	3,325,669
Purchases of marketable securities	(10,007)	—	—	(10,007)
Other investing activities	(11,598)	—	—	(11,598)
Net cash used by investing activities	(219,510)	(488,312)	45,553	(662,269)

	Year Ended December 31, 2018
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,591,828	—	1,591,828
Repayments of medium-term notes	—	(877,488)	—	(877,488)
Repayments of securitization debt	—	(257,869)	—	(257,869)
Borrowings of asset-backed commercial paper	—	509,742	—	509,742
Repayments of asset-backed commercial paper	—	(212,729)	—	(212,729)
Net decrease in credit facilities and unsecured commercial paper	—	(135,356)	—	(135,356)
Dividends paid	(245,810)	(235,000)	235,000	(245,810)
Repurchase of common stock	(390,606)	—	—	(390,606)
Issuance of common stock under employee stock option plans	3,525	—	—	3,525
Net cash (used by) provided by financing activities	(632,891)	383,128	235,000	(14,763)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,826)	(1,525)	—	(15,351)
Net increase in cash, cash equivalents and restricted cash	$206,362	$307,176	$—	$513,538
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$338,186	$408,024	$—	$746,210
Net increase in cash, cash equivalents and restricted cash	206,362	307,176	—	513,538
Cash, cash equivalents and restricted cash, end of period	$544,548	$715,200	$—	$1,259,748

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$578,727	$139,234	$(196,202)	$521,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,639	6,549	—	222,188
Amortization of deferred loan origination costs	—	82,911	—	82,911
Amortization of financing origination fees	655	7,390	—	8,045
Provision for long-term employee benefits	29,900	—	—	29,900
Employee benefit plan contributions and payments	(63,277)	—	—	(63,277)
Stock compensation expense	29,570	2,921	—	32,491
Net change in wholesale finance receivables related to sales	—	—	35,172	35,172
Provision for credit losses	—	132,444	—	132,444
Deferred income taxes	29,949	21,497	(591)	50,855
Other, net	4,858	3,498	203	8,559
Changes in current assets and liabilities:
Accounts receivable, net	(6,792)	—	(11,357)	(18,149)
Finance receivables – accrued interest and other	—	(1,313)	—	(1,313)
Inventories, net	(20,584)	—	—	(20,584)
Accounts payable and accrued liabilities	9,753	(11,497)	11,872	10,128
Derivative financial instruments	1,785	81	—	1,866
Other	(31,868)	(1,684)	5,618	(27,934)
	199,588	242,797	40,917	483,302
Net cash provided by operating activities	778,315	382,031	(155,285)	1,005,061
Cash flows from investing activities:
Capital expenditures	(193,204)	(13,090)	—	(206,294)
Origination of finance receivables	—	(7,109,624)	3,517,676	(3,591,948)
Collections on finance receivables	—	6,786,702	(3,558,391)	3,228,311
Sales and redemptions of marketable securities	6,916	—	—	6,916
Other investing activities	547	—	—	547
Net cash used by investing activities	(185,741)	(336,012)	(40,715)	(562,468)

	Year Ended December 31, 2017
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	893,668	—	893,668
Repayments of medium-term notes	—	(800,000)	—	(800,000)
Repayments of securitization debt	—	(444,671)	—	(444,671)
Borrowings of asset-backed commercial paper	—	469,932	—	469,932
Repayments of asset-backed commercial paper	—	(176,227)	—	(176,227)
Net increase in credit facilities and unsecured commercial paper	—	212,809	—	212,809
Dividends paid	(251,862)	(196,000)	196,000	(251,862)
Repurchase of common stock	(465,263)	—	—	(465,263)
Issuance of common stock under employee stock option plans	11,353	—	—	11,353
Net cash used by financing activities	(705,772)	(40,489)	196,000	(550,261)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25,844	903	—	26,747
Net (decrease) increase in cash, cash equivalents and restricted cash	$(87,354)	$6,433	$—	$(80,921)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$425,540	$401,591	$—	$827,131
Net (decrease) increase in cash, cash equivalents and restricted cash	(87,354)	6,433	—	(80,921)
Cash, cash equivalents and restricted cash, end of period	$338,186	$408,024	$—	$746,210

21. Supplementary Unaudited Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(In millions, except per share data)	March 31, 2019	April 1, 2018	June 30, 2019	July 1, 2018	Sep 29, 2019	Sep 30, 2018	Dec 31, 2019	Dec 31, 2018
Motorcycles:
Revenue	$1,195.6	$1,363.9	$1,434.0	$1,525.1	$1,068.9	$1,123.9	$874.1	$955.6
Operating income (loss)	$108.4	$172.8	$180.7	$243.4	$47.0	$65.7	$(46.5)	$(59.5)
Financial Services:
Revenue	$188.7	$178.2	$198.6	$188.1	$203.6	$191.7	$198.2	$190.2
Operating income	$58.7	$63.6	$75.5	$80.5	$72.9	$83.8	$58.9	$63.3
Consolidated:
Income (loss) before taxes	$170.4	$230.2	$256.1	$319.4	$117.3	$141.2	$13.7	$(4.1)
Net income	$127.9	$174.8	$195.6	$242.3	$86.6	$113.9	$13.5	$0.5
Earnings per share:
Basic	$0.80	$1.04	$1.23	$1.45	$0.55	$0.69	$0.09	$—
Diluted	$0.80	$1.03	$1.23	$1.45	$0.55	$0.68	$0.09	$—

22. Subsequent Event
In January 2020, HDFS issued $525.0 million of secured notes through an on-balance sheet asset-backed securitization transaction at a weighted average interest rate of 1.83%.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm – The attestation report required under this Item 9A is contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2020 annual meeting of shareholders (the Proxy Statement) under the captions Questions and Answers about the Company – Who are our Executive Officers for SEC Purposes?, Board Matters and Corporate Governance – Audit and Finance Committee, Proposal 1: Election of Directors, Section 16(A) Beneficial Ownership Reporting, Audit and Finance Committee Report, and Board Matters and Corporate Governance – Independence of Directors is incorporated by reference herein.
The Company has adopted the Harley-Davidson, Inc. Financial Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and other persons performing similar finance functions. The Company has posted a copy of the Harley-Davidson, Inc. Financial Code of Ethics on the Company’s website at http://investor.harley-davidson.com/. The Company intends to satisfy the disclosure requirements under Item 5.05 of the Securities and Exchange Commission’s Current Report on Form 8-K regarding amendments to, or waivers from, the Harley-Davidson, Inc. Financial Code of Ethics by posting such information on its website at www.harley-davidson.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information to be included in the Proxy Statement under the captions Executive Compensation and Human Resources Committee Report on Executive Compensation is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information to be included in the Proxy Statement under the caption Common Stock Ownership of Certain Beneficial Owners and Management is incorporated by reference herein.
The following table provides information about the Company’s equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan approved by shareholders:
Management employees	815,676	$55.76	7,196,998
Plan not approved by shareholders:
Non-employee Board of Directors	—	$—	218,029
	815,676		7,415,027
Documents for the Company’s equity compensation plans have been filed with the Securities and Exchange Commission on a timely basis and included in the list of exhibits to this Annual Report on Form 10-K.
Under the Company’s management plan the Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, and nonqualified stock options. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets. RSUs vest ratably over a three-year period. Stock options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. Stock options expire 10 years from the date of grant.
The Company's Director Compensation Policy provides non-employee Directors with compensation that includes an annual retainer as well as a grant of share units. The payment of share units is deferred until a Director ceases to serve as a Director and the share units are payable at that time in actual shares of common stock. The Company's Director Compensation Policy also provides that a non-employee Director may elect to receive 50% or 100% of the annual retainer to be paid in each calendar year in the form of common stock based upon the fair market value of the common stock at the time of the annual meeting of shareholders. Each Director must receive a minimum of one-half of their annual retainer in common stock until the Director reaches the Director stock ownership guidelines defined below.
In May 2016, the Company's Board of Directors approved the “Board of Directors and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines). The Ownership Guidelines stipulate that all Directors hold five times their annual retainer in shares of common stock and Vice Presidents, General Managers or higher (Senior Executives) hold from two times to six times of their base salary in shares of common stock, or certain rights to acquire common stock, depending on their level. The Directors and Senior Executives have five years from the date they are elected a Director or become a Senior Executive to accumulate the appropriate number of shares of common stock. Restricted stock, restricted stock units, shares held in 401(k) accounts, shares issuable under vested unexercised stock options, performance shares and performance share units (at target amount), deferred stock units and shares of common stock held directly count toward satisfying the guidelines for common stock ownership.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information to be included in the Proxy Statement under the captions Certain Transactions and Board Matters and Corporate Governance – Independence of Directors are incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information to be included in the Proxy Statement under the caption Proposal 5: Ratification of the Selection of Independent Registered Public Accounting Firm – Fees Paid to Ernst & Young LLP is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statements
(a) The following documents are filed as part of this Form 10-K:
Reference is made to the separate Index to Exhibits contained on pages 108 through 111 filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.
Item 16. Form 10-K Summary
None.

HARLEY-DAVIDSON, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$4,007	$4,091	$2,741
Provision charged to expense	1,569	731	1,328
Reserve adjustments	7	(137)	99
Write-offs, net of recoveries	(655)	(678)	(77)
Balance, end of period	$4,928	$4,007	$4,091
Finance receivables - Allowance for credit losses
Balance, beginning of period	$189,885	$192,471	$173,343
Provision for credit losses	134,536	106,870	132,444
Charge-offs, net of recoveries	(125,840)	(109,456)	(113,316)
Balance, end of period	$198,581	$189,885	$192,471
Inventories - Allowance for obsolescence(a)
Balance, beginning of period	$39,015	$38,669	$39,873
Provision charged to expense	24,984	25,722	16,940
Reserve adjustments	(39)	(332)	306
Write-offs, net of recoveries	(14,611)	(25,044)	(18,450)
Balance, end of period	$49,349	$39,015	$38,669
Deferred tax assets - Valuation allowance
Balance, beginning of period	$21,868	$21,561	$30,953
Adjustments	7,156	307	(9,392)
Balance, end of period	$29,024	$21,868	$21,561

(a)	Inventory obsolescence reserves deducted from cost determined on first-in, first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated April 30, 2015, among Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))

3.1
Restated Articles of Incorporation as amended through April 27, 2015 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

3.2
Harley-Davidson, Inc. By-Laws, as amended through April 27, 2015 (incorporated herein by reference by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

4.1
5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))

4.2
Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))

4.3
Officers' Certificate, dated September 16, 2014, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the forms of 2.400% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

4.4
Officers' Certificate, dated February 26, 2015, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.150% Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-9183))

4.5
Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))

4.6
Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dates July 28, 2015 (File No. 1-9183))

4.7
Officers' Certificate dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.250% Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.8
Officers' Certificate, dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.850% Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))

4.9
Amendment No. 1 to 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))

4.10
5-Year Credit Agreement, dated as of April 7, 2016 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))

4.11
Amendment No. 1 5-year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 7, 2014 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))

4.12
Officers' Certificate, dated March 10, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.400% Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))

4.13
Officers' Certificate, dated March 10, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2019 (incorporated herein by reference to Exhibit 4.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))

Various instruments relating to the Company’s long-term debt described in this report need not be filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, with a copy of any such instrument.

*	Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No.	Description
4.14
Officers' Certificate, dated June 9, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.550% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))

4.15
Officers' Certificate, dated February 9, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 1-9183))

4.16
Officers' Certificate, dated May 21, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.550% Medium-Term Notes due 2021(incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))

4.17
Officers' Certificate, dated May 21, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))

4.18
Officers' Certificate, dated November 28, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))

4.19
Officers' Certificate, dated February 4, 2019, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 4.05% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 1-9183))

4.20
Fiscal Agency Agreement, dated November 19, 2019, relating to the 0.9% Medium Term Notes due November 2024, among certain subsidiaries of the Company, The Bank of New York Mellon Trust Company, N.A. and The Bank of New York Mellon, London Branch

4.21
364-Day Credit Agreement, dated May 13, 2019, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent

4.22	Description of Registrants Securities
10.1*
Harley-Davidson, Inc. 2004 Incentive Stock Plan as amended through April 28, 2007 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 1-9183))

10.2*
Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))

10.3*
Amended and Restated Harley-Davidson, Inc. 2014 Incentive Stock Plan as amended effective January 25, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-9183))

10.4*
Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective December 1, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-9183))

10.5*
Director Compensation Policy approved April 29, 2016 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 (File No. 1-9183))

10.6*
Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.7*
Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 (File No. 1-9183))

10.8*
Harley-Davidson, Inc. Employee Incentive Plan (incorporated herein by reference to the Appendix to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 25, 2015 (File No. 1-9183))

10.9*
Harley-Davidson, Inc. Short-Term Incentive Plan for Senior Executives (incorporated herein by reference to Appendix D to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 30, 2011 (File No. 1-9183))

10.10*
Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))

10.11*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No.	Description
10.12*
Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.13*
Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.14*
Form of Notice of Grant of Stock Appreciation Rights and Stock Appreciation Rights Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.15*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.16*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

10.17*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund, Levatich and Olin (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))

10.18*
Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.19*
Form of Notice of Special Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson Inc. 1995 Stock Option Plan and the Harley-Davidson, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9183))

10.20*
Form of Notice of Grant of Stock Options and Stock Option Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.21*
Form of Notice of Grant of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.22*
Form of Notice of Grant of Stock Appreciation Right~~s~~ and Stock Appreciation Right~~s~~ Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))

10.23*	Executive Severance Plan (incorporated herein by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))
10.24*
Form of Transition Agreement between the Registrant and each of Messrs. Levatich and Olin (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.25*
Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

10.26*
Form of Aircraft Time Sharing Agreement between the Registrant and each of Messrs. Levatich, Olin, Mansfield and Hund and Mses. Kumbier and Anding (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-9183))

10.27*
Form of Non-competition and Non-solicitation Agreement between Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))

10.28*
Harley-Davidson Retiree Insurance Allowance Plan, as amended and restated effective January 1, 2016 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))

10.29*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

*	Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]

Exhibit No.	Description
10.30*
Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.31*
Form of Notice of Award of Performance Shares and Performance Share Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.32*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

10.33*
Form of Transition Agreement between the Registrant and each of Mr. Mansfield and Mses. Kumbier and Anding (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2018 (File No. 1-9183))

10.34*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))

10.35*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard), Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International), and Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))

10.36*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))

10.37*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) and Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))

10.38*	Separation Agreement and Release between the Registrant and Mr. Grimmer dated October 25, 2019
21	Harley-Davidson, Inc. Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*	Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2020.

HARLEY-DAVIDSON, INC.

By:	/S/ Matthew S. Levatich
Matthew S. Levatich
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2020.

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