Form 10-Q
period 2020-03-29
HARLEY-DAVIDSON, INC.
filed 2020-05-07
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 153,173,270 shares of common stock as of April 30, 2020.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended March 29, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Revenue:
Motorcycles and Related Products	$1,099,788	$1,195,637
Financial Services	198,456	188,743
	1,298,244	1,384,380
Costs and expenses:
Motorcycles and Related Products cost of goods sold	780,868	848,198
Financial Services interest expense	52,473	52,324
Financial Services provision for credit losses	79,419	34,491
Selling, administrative and engineering expense	277,971	268,625
Restructuring expense	—	13,630
	1,190,731	1,217,268
Operating income	107,513	167,112
Other income, net	155	4,660
Investment (loss) income	(5,347)	6,358
Interest expense	7,755	7,731
Income before provision for income taxes	94,566	170,399
Provision for income taxes	24,871	42,454
Net income	$69,695	$127,945
Earnings per share:
Basic	$0.46	$0.80
Diluted	$0.45	$0.80
Cash dividends per share	$0.380	$0.375
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Net income	$69,695	$127,945
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(34,455)	331
Derivative financial instruments	(19,845)	(441)
Pension and postretirement benefit plans	11,959	7,743
	(42,341)	7,633
Comprehensive income	$27,354	$135,578
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 29, 2020	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,465,061	$833,868	$749,600
Marketable securities	—	—	10,003
Accounts receivable, net	299,148	259,334	353,541
Finance receivables, net of allowance of $63,881, $43,006, and $41,515	2,358,989	2,272,522	2,443,899
Inventories, net	610,924	603,571	595,806
Restricted cash	99,903	64,554	43,471
Other current assets	142,357	168,974	177,761
	4,976,382	4,202,823	4,374,081
Finance receivables, net of allowance of $271,615, $155,575, and $149,357	4,933,418	5,101,844	4,994,693
Property, plant and equipment, net	826,845	847,382	876,003
Prepaid pension costs	64,802	56,014	—
Goodwill	64,063	64,160	64,131
Deferred income taxes	127,856	101,204	132,988
Lease assets	56,496	61,618	55,305
Other long-term assets	90,085	93,114	83,412
	$11,139,947	$10,528,159	$10,580,613
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333,411	$294,380	$380,918
Accrued liabilities	584,535	582,288	644,171
Short-term debt	1,335,664	571,995	1,192,925
Current portion of long-term debt, net	2,326,460	1,748,109	1,372,050
	4,580,070	3,196,772	3,590,064
Long-term debt, net	4,478,078	5,124,826	4,744,694
Lease liabilities	40,053	44,447	39,516
Pension liabilities	56,900	56,138	98,862
Postretirement healthcare liabilities	71,154	72,513	93,897
Other long-term liabilities	221,709	229,464	215,969
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,834	1,828	1,826
Additional paid-in-capital	1,495,141	1,491,004	1,465,581
Retained earnings	2,126,646	2,193,997	2,074,669
Accumulated other comprehensive loss	(579,290)	(536,949)	(622,051)
Treasury stock, at cost	(1,352,348)	(1,345,881)	(1,122,414)
	1,691,983	1,803,999	1,797,611
	$11,139,947	$10,528,159	$10,580,613

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 29, 2020	December 31, 2019	March 31, 2019
Balances held by consolidated variable interest entities (Note 13):
Finance receivables, net - current	$381,904	$291,444	$130,454
Other assets	$2,262	$2,420	$1,416
Finance receivables, net - non-current	$1,435,832	$1,027,179	$480,936
Restricted cash - current and non-current	$99,235	$63,812	$39,764
Current portion of long-term debt, net	$437,488	$317,607	$137,488
Long-term debt, net	$1,319,357	$937,212	$408,153
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Net cash (used) provided by operating activities (Note 7)	$(8,582)	$32,671
Cash flows from investing activities:
Capital expenditures	(32,928)	(35,255)
Origination of finance receivables	(780,061)	(851,372)
Collections on finance receivables	841,261	815,824
Acquisition of business	—	(7,000)
Other investing activities	16	603
Net cash provided (used) by investing activities	28,288	(77,200)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	546,655
Repayments of medium-term notes	(600,000)	(750,000)
Proceeds from securitization debt	522,694	—
Repayments of securitization debt	(130,918)	(76,505)
Borrowings of asset-backed commercial paper	225,187	—
Repayments of asset-backed commercial paper	(67,809)	(72,401)
Net increase in unsecured commercial paper	772,208	58,527
Dividends paid	(58,817)	(60,859)
Repurchase of common stock	(7,071)	(61,712)
Issuance of common stock under share-based plans	34	616
Net cash provided (used) by financing activities	655,508	(415,679)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,732)	(409)
Net increase (decrease) in cash, cash equivalents and restricted cash	$669,482	$(460,617)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$905,366	$1,259,748
Net increase (decrease) in cash, cash equivalents and restricted cash	669,482	(460,617)
Cash, cash equivalents and restricted cash, end of period	$1,574,848	$799,131

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,465,061	$749,600
Restricted cash	99,903	43,471
Restricted cash included in Other long-term assets	9,884	6,060
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,574,848	$799,131
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2019	182,816,536	$1,828	$1,491,004	$2,193,997	$(536,949)	$(1,345,881)	$1,803,999
Net income	—	—	—	69,695	—	—	69,695
Other comprehensive loss, net of tax (Note 18)	—	—	—	—	(42,341)	—	(42,341)
Dividends ($0.380 per share)	—	—	—	(58,817)	—	—	(58,817)
Repurchase of common stock	—	—	—	—	—	(7,071)	(7,071)
Share-based compensation	585,053	6	4,137	—	—	604	4,747
Cumulative effect of change in accounting (Note 2)	—	—	—	(78,229)	—	—	(78,229)
Balance, March 29, 2020	183,401,589	$1,834	$1,495,141	$2,126,646	$(579,290)	$(1,352,348)	$1,691,983
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2018	181,931,225	$1,819	$1,459,620	$2,007,583	$(629,684)	$(1,065,389)	$1,773,949
Net income	—	—	—	127,945	—	—	127,945
Other comprehensive income, net of tax (Note 18)	—	—	—	—	7,633	—	7,633
Dividends ($0.375 per share)	—	—	—	(60,859)	—	—	(60,859)
Repurchase of common stock	—	—	—	—	—	(61,712)	(61,712)
Share-based compensation	702,687	7	5,961	—	—	4,687	10,655
Balance, March 31, 2019	182,633,912	$1,826	$1,465,581	$2,074,669	$(622,051)	$(1,122,414)	$1,797,611
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Use of Estimates
The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries, all of which are wholly-owned (the Company), including the accounts of Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of March 29, 2020 and March 31, 2019, the Consolidated statements of income for the three month periods then ended, the Consolidated statements of comprehensive income for the three month periods then ended, the Consolidated statements of cash flows for the three month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods then ended.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world, and it was recognized as a pandemic in March 2020. This outbreak has severely restricted the level of economic activity around the world, including in the U.S. Globally, the continued spread of COVID-19 has led to supply chain destabilization, facility closures, workforce disruption, and volatility in the economy, and its full impact is not yet known. These impacts expanded significantly during March 2020 and may continue to expand in scope, type and severity.
The Company’s operations and demand for its products have already been adversely impacted as a result of the COVID-19 pandemic. The Company acted quickly and in alignment with government efforts to protect the safety and health of its employees and the Harley-Davidson community. The Company implemented travel restrictions, enhanced sanitation practices, cancelled events and closed facilities including temporarily suspending its global manufacturing starting in March 2020. While the impact on demand, facility closures and other restrictions are expected to be temporary, the duration and financial impact to the Company are unknown at this time. This uncertainty could have an impact in future periods on certain estimates used in the preparation of financial results for the period ending March 29, 2020, including, but not limited to, allowance for credit losses, goodwill, long-lived assets, fair value measurements, provision for income tax and hedge accounting with respect to forecasted future transactions.
2. New Accounting Standards
Accounting Standards Recently Adopted
In July 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how a company recognizes expected credit losses on financial instruments by requiring recognition of the full lifetime expected credit losses upon initial recognition of the financial instrument. ASU 2016-13 replaced the incurred loss methodology. The Company adopted ASU 2016-13 on January 1, 2020 using a modified retrospective approach for financial instruments measured at amortized cost.

On January 1, 2020, the Company remeasured the allowance for credit losses on financial instruments under the new accounting standard. The difference was recorded as a cumulative effect adjustment to Retained earnings, net of income taxes. The initial adoption of ASU 2016-13 did not impact the Company’s Consolidated statements of income. The effect of adopting ASU 2016-13 on the Company’s Consolidated balance sheets was as follows (in thousands):

	December 31, 2019	Effect of Adoption	January 1, 2020
ASSETS
Finance receivables(a)	$7,572,947	$—	$7,572,947
Allowance for credit losses on finance receivables(a)	$(198,581)	$(100,604)	$(299,185)
Deferred income taxes	$101,204	$22,484	$123,688

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities	$582,288	$109	$582,397
Retained earnings	$2,193,997	$(78,229)	$2,115,768
(a)Reported as Finance receivables, net on the Consolidated balance sheets, allocated between current and non-current
Financial Statement Comparability to Prior Periods – During the three months ended March 29, 2020, under ASU 2016-13, the Company recognized full lifetime expected credit losses upon initial recognition of the associated financial instrument. Under ASU 2016-13, changes in the allowance for credit losses and the impact on the provision for credit losses will be affected by the size and composition of the Company's finance receivables portfolios, economic conditions, reasonable and supportable forecasts, and other appropriate factors at each reporting period. Prior periods have not been restated and will continue to be reported in accordance with the previously applicable U.S. GAAP, which generally required that a credit loss be incurred before it was recognized. As such, prior periods will not be comparable to the current period. Additional information on the Company’s finance receivables is discussed further in Note 8.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplified the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill. Rather, the goodwill impairment is calculated by comparing the fair value of a reporting unit to its carrying value, and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. All reporting units apply the same impairment test under the new standard. The Company adopted ASU 2017-04 on January 1, 2020 on a prospective basis. The adoption of ASU 2017-04 did not have a material impact to the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 amended ASC 820 to eliminate, modify, and add certain disclosure requirements for fair value measurements. The amendments were required to be applied retrospectively, with the exception of a few disclosure additions, which were to be applied on a prospective basis. The Company adopted ASC 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (ASU 2018-15). The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the existing internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company's consolidated financial statements.
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
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Motorcycles and Related Products Revenue:
Motorcycles	$899,365	$964,575
Parts & accessories	134,685	159,703
General merchandise	49,160	55,401
Licensing	8,029	8,577
Other	8,549	7,381
	1,099,788	1,195,637
Financial Services Revenue:
Interest income	170,001	159,804
Other	28,455	28,939
	198,456	188,743
	$1,298,244	$1,384,380
The Company maintains certain deferred revenue balances related to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of Harley Owners Group® memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. Deferred revenue, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows (in thousands):

	March 29, 2020	March 31, 2019
Balance, beginning of period	$29,745	$29,055
Balance, end of period	29,434	30,228
Previously deferred revenue recognized as revenue in the three months ended March 29, 2020 and March 31, 2019 was $6.9 million and $6.1 million, respectively. The Company expects to recognize approximately $15.4 million of the remaining unearned revenue over the next 12 months and $14.0 million thereafter.
4. Restructuring Expenses
In 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which included the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). The consolidation of operations included the elimination of approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility through 2019. The Adelaide facility closure included the elimination of approximately 90 jobs. Through December 31, 2019, the Motorcycles segment incurred cumulative restructuring expenses of $122.2 million and other costs related to temporary inefficiencies of $23.2 million under the Manufacturing Optimization Plan. The plant consolidation and closures were completed in 2019. No expenses were recorded under the Manufacturing Optimization Plan in the three months ended March 29, 2020, and no additional expenses are expected under the plan.
In 2018, the Company initiated a reorganization of its workforce (Reorganization Plan), which was completed in 2019. As a result, approximately 70 employees left the Company on an involuntary basis.

Restructuring expense related to the restructuring plans is presented as a line item in the Consolidated statements of income and the accrued restructuring liability is recorded in Accrued liabilities on the Consolidated balance sheets. Changes in the accrued restructuring liability were as follows (in thousands):

	Three months ended March 29, 2020
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$865	$—	$2	$867	$—	$867
Utilized – cash	(445)	—	(2)	(447)	—	(447)
Balance, end of period	$420	$—	$—	$420	$—	$420

	Three months ended March 31, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$24,958	$—	$79	$25,037	$3,461	$28,498
Restructuring expense (benefit)	9	8,379	5,636	14,024	(394)	13,630
Utilized – cash	(2,600)	—	(5,528)	(8,128)	(2,014)	(10,142)
Utilized – non cash	—	(8,379)	—	(8,379)	—	(8,379)
Foreign currency changes	34	—	—	34	(2)	32
Balance, end of period	$22,401	$—	$187	$22,588	$1,051	$23,639
The Company incurred incremental Motorcycles and Related Products cost of goods sold due to temporary inefficiencies resulting from implementing the Manufacturing Optimization Plan during the three months ended March 31, 2019 of $3.6 million.
5. Income Taxes
The Company’s effective income tax rate for the three months ended March 29, 2020 was 26.3% compared to 24.9% for the three months ended March 31, 2019. The increase in the first quarter 2020 effective income tax rate over 2019 was due to discrete income tax expenses recorded during the three months ended March 29, 2020 which included adjustments related to the reassessment of the realizability of certain deferred tax assets. The first quarter 2020 effective income tax rate was determined based on the Company's current projection for full-year 2020 financial results. Given uncertainty surrounding the impact of the COVID-19 pandemic, the Company's projection for full-year 2020 financial results, in total and across its numerous tax jurisdictions, is likely to evolve and ultimately impact the Company's 2020 full-year effective income tax rate.
6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 29, 2020	March 31, 2019
Net income	$69,695	$127,945

Basic weighted-average shares outstanding	153,004	159,311
Effect of dilutive securities – employee stock compensation plan	740	715
Diluted weighted-average shares outstanding	153,744	160,026
Earnings per share:
Basic	$0.46	$0.80
Diluted	$0.45	$0.80

Outstanding options to purchase 1.7 million and 1.2 million shares of common stock for the three months ended March 29, 2020 and March 31, 2019, respectively, were not included in the effect of dilutive securities because the exercise price was greater than the market price, and therefore, the effect would have been anti-dilutive.
The Company has a share-based compensation plan under which employees may be granted share-based awards including restricted stock units (RSUs). Non-forfeitable dividend equivalents are paid on unvested RSUs. As such, RSUs are considered participating securities under the two-class method of calculating earnings per share as described in ASC Topic 260, Earnings Per Share. The two-class method of calculating earnings per share did not have a material impact on the Company’s earnings per share calculations for the three months ended March 29, 2020 and March 31, 2019.
7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	March 29, 2020	December 31, 2019	March 31, 2019
Debt securities	$—	$—	$10,003
Mutual funds	44,144	52,575	49,896
	$44,144	$52,575	$59,899
Debt securities, included in Marketable securities on the Consolidated balance sheets, are carried at fair value with unrealized gains or losses reported in other comprehensive income. Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in net income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories, net consisted of the following (in thousands):

	March 29, 2020	December 31, 2019	March 31, 2019
Raw materials and work in process	$245,384	$235,433	$204,759
Motorcycle finished goods	272,648	280,306	304,386
Parts & accessories and general merchandise	149,318	144,258	145,300
Inventory at lower of FIFO cost or net realizable value	667,350	659,997	654,445
Excess of FIFO over LIFO cost	(56,426)	(56,426)	(58,639)
	$610,924	$603,571	$595,806

Operating Cash Flow – The reconciliation of Net income to Net cash (used) provided by operating activities was as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$69,695	$127,945
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	47,427	64,372
Amortization of deferred loan origination costs	16,739	18,968
Amortization of financing origination fees	2,999	2,194
Provision for long-term employee benefits	7,852	3,156
Employee benefit plan contributions and payments	(1,608)	(2,507)
Stock compensation expense	3,896	6,537
Net change in wholesale finance receivables related to sales	(208,183)	(237,569)
Provision for credit losses	79,419	34,491
Deferred income taxes	(3,803)	5,981
Other, net	3,579	2,731
Changes in current assets and liabilities:
Accounts receivable, net	(47,272)	(49,746)
Finance receivables – accrued interest and other	4,007	92
Inventories, net	(23,943)	(40,600)
Accounts payable and accrued liabilities	10,562	123,975
Derivative financial instruments	2,812	867
Other	27,240	(28,216)
	(78,277)	(95,274)
Net cash (used) provided by operating activities	$(8,582)	$32,671

8. Finance Receivables
The Company provides retail financial services to customers of its independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts and are primarily related to independent dealer sales of motorcycles to retail customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts.
The Company offers wholesale financing to its independent dealers in the U.S. and Canada. Wholesale finance receivables are related primarily to the Company's sale of motorcycles and related parts and accessories to dealers. Wholesale loans to dealers are generally secured by financed inventory or property.
Finance receivables, net, consisted of the following (in thousands):

	March 29, 2020	December 31, 2019	March 31, 2019
Retail finance receivables	$6,269,247	$6,416,428	$6,290,036
Wholesale finance receivables	1,358,656	1,156,519	1,339,428
	7,627,903	7,572,947	7,629,464
Allowance for credit losses	(335,496)	(198,581)	(190,872)
	$7,292,407	$7,374,366	$7,438,592

On January 1, 2020, the Company adopted ASU 2016-13, which requires an entity to recognize expected lifetime losses on finance receivables upon origination. The allowance for credit losses as of March 29, 2020 represents the Company’s estimate of lifetime losses for its finance receivables. Prior to the adoption of ASU 2016-13, the Company maintained an allowance for credit losses based on the Company’s estimate of probable losses inherent in the finance receivable portfolio as of the balance sheet date.
Under ASU 2016-13, the Company’s finance receivables are reported at amortized cost, net of the allowance for credit losses. Amortized cost includes the principal outstanding, accrued interest, and deferred loan fees and costs. Based on differences in the nature of the finance receivables and the underlying methodology for calculating the allowance for loan losses, the Company segments its finance receivables into the retail and wholesale portfolios. The Company further disaggregates each portfolio by credit quality indicators. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit quality indicators for each portfolio. Prior to the adoption of ASU 2016-13, the Company’s investment in finance receivables included the same components as the amortized cost under the new accounting guidance.
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a collective evaluation of the adequacy of the retail allowance for credit losses. For periods after January 1, 2020, the Company utilizes a vintage-based loss forecast methodology that includes decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the expected life of the retail portfolio. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience for a three-year period using a mean-reversion process. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors. For periods prior to January 1, 2020, the Company performed a periodic and systematic collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilized loss forecast models which considered a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates and current economic conditions.
The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review to determine whether the loans share similar risk characteristics. The Company classifies loans that do not share risk characteristics as Non-Performing and evaluates these loans individually. A specific allowance for credit losses is established for these finance receivables when foreclosure is probable. The specific allowance is determined based on amortized cost of the related finance receivable and the estimated fair value of the collateral, less selling costs and the cash that the Company expects to receive. Finance receivables in the wholesale portfolio not individually assessed are aggregated, based on similar risk characteristics, according to the Company’s internal risk rating system and measured collectively. For periods after January 1, 2020, the related allowance for credit losses is based on factors such as the specific borrower’s financial performance and ability to repay, the Company’s past loan loss experience, reasonable and supportable economic forecasts, and the value of the underlying collateral and expected recoveries. For periods prior to January 1, 2020, the related allowance for credit losses was based on factors such as the specific borrower’s financial performance and ability to repay, the Company’s past loan loss experience, current economic conditions, and the value of the underlying collateral.
Changes in the Company’s economic outlook impacted the retail and wholesale estimates for expected credit losses at March 29, 2020. As part of the January 1, 2020 ASU 2016-13 adoption, the Company expected to be operating in a negative economic environment during the year, and the Company had also incorporated the potential for a recession in 2020 into its economic forecast. However, at the end of the first quarter of 2020, the Company's economic forecast significantly deteriorated and included current recessionary conditions extending into 2021, with a considerable drop in U.S. Gross Domestic Product (GDP) and a substantial increase in unemployment in the second quarter of 2020.
The historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to produce reasonable and supportable allowance balances. These factors include motorcycle recovery value considerations, seasonality adjustments and specific problem loan trends.
Due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company in either portfolio could differ from the amounts estimated. Further, the Company’s allowance for credit losses incorporates management’s expectations surrounding the economic forecasts and known conditions, including the anticipated impact of COVID-19, at the balance sheet date. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended March 29, 2020
	Retail	Wholesale	Total
Balance, beginning of period	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	95,558	5,046	100,604
Provision for credit losses	70,417	9,002	79,419
Charge-offs	(55,215)	—	(55,215)
Recoveries	12,107	—	12,107
Balance, end of period	$311,368	$24,128	$335,496
	Three months ended March 31, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	32,832	1,659	34,491
Charge-offs	(44,721)	—	(44,721)
Recoveries	11,217	—	11,217
Balance, end of period	$181,426	$9,446	$190,872
(a)On January 1, 2020, the Company adopted ASU 2016-13 and increased the allowance for loan loss through Retained earnings, net of income taxes, to establish an allowance that represents expected lifetime credit losses on the finance receivable portfolios at date of adoption.
The Company manages retail credit risk through its credit approval process and ongoing collection efforts. The Company uses FICO scores, a standard credit rating measurement, to differentiate the expected default rates of retail credit applicants, enabling the Company to better evaluate credit applicants for approval and to tailor pricing according to this assessment. For the Company’s U.S. and Canadian retail finance receivable portfolios, the Company determines the credit quality indicator for each loan at origination and does not update the credit quality indicator subsequent to the loan origination date.
As loan performance by credit quality indicator differs between the U.S. and Canadian retail loans, the Company’s credit quality indicators vary for the two portfolios. For the U.S. retail receivable portfolio, loans with a FICO score of 740 or above at origination are generally considered super prime, loans with a FICO score between 640 and 740 are generally categorized as prime, and those loans with FICO score below 640 are generally considered sub-prime. For the Canadian retail finance receivable portfolio, loans with a FICO score of 700 or above at origination are generally considered super prime, loans with a FICO score between 620 and 700 are generally categorized as prime, and those loans with FICO score below 620 are generally considered sub-prime.
The amortized cost of the Company's U.S. and Canada retail finance receivable portfolios by credit quality indicator and vintage, as of March 29, 2020, was as follows (in thousands):

	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$204,937	$825,176	$539,296	$275,621	$140,284	$62,924	$2,048,238
Prime	265,365	1,065,132	717,234	441,284	262,421	155,338	2,906,774
Sub-prime	108,068	394,291	239,571	155,391	108,531	98,124	1,103,976
	578,370	2,284,599	1,496,101	872,296	511,236	316,386	$6,058,988
Canadian Retail:
Super prime	$12,819	$61,889	$39,516	$22,186	$10,565	$4,989	$151,964
Prime	3,968	16,479	12,389	8,441	4,549	3,929	49,755
Sub-prime	768	2,827	1,919	1,348	921	757	8,540
	17,555	81,195	53,824	31,975	16,035	9,675	210,259
	$595,925	$2,365,794	$1,549,925	$904,271	$527,271	$326,061	$6,269,247

Prior to the adoption of ASU 2016-13, retail loans with a FICO score of 640 or above at origination were generally considered prime, and loans with a FICO score below 640 were generally considered sub-prime. These credit quality indicators were determined at the time of loan origination and were not updated subsequent to the loan origination date. The recorded investment in retail finance receivables, by credit quality indicator, was as follows (in thousands):

	December 31, 2019	March 31, 2019
Prime	$5,278,093	$5,160,942
Sub-prime	1,138,335	1,129,094
	$6,416,428	$6,290,036
The Company's credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. The Company utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and individually evaluates credit risk factors for each borrower. The Company uses the following internal credit quality indicators, based on an internal risk rating system, listed from highest level of risk to lowest level of risk for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon the Company’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. The Company classifies dealers identified as those in which foreclosure is probable as Non-Performing. The internal rating system considers factors such as the specific borrower's ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.
The amortized cost of wholesale financial receivables, by credit quality indicator and vintage, was as follows as of March 29, 2020 (in thousands):

	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$2,376	$1,774	$107	$25	$43	$4,325
Doubtful	478	4,169	529	51	—	726	5,953
Substandard	5,375	6,374	391	131	—	—	12,271
Special Mention	5,239	8,001	977	6	—	1,268	15,491
Medium Risk	8,307	10,996	1,091	23	—	826	21,243
Low Risk	658,137	574,401	47,101	10,997	6,323	2,414	1,299,373
	$677,536	$606,317	$51,863	$11,315	$6,348	$5,277	$1,358,656
Dealer risk rating categories prior to the adoption of ASU 2016-13 were consistent with the current risk rating categories with the exception of the Non-Performing category for dealers identified as those in which foreclosure is probable, which was established in connection with the January 1, 2020 adoption of the new accounting guidance. The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	December 31, 2019	March 31, 2019
Doubtful	$11,664	$8,679
Substandard	6,122	7,866
Special Mention	16,125	11,484
Medium Risk	16,800	917
Low Risk	1,105,808	1,310,482
	$1,156,519	$1,339,428
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $6.4 million of accrued interest against interest income during the three months ended March 29, 2020. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under ASU 2016-13 to exclude accrued interest from its allowance for credit losses. Accordingly, as of March 29, 2020,

December 31, 2019 and March 31, 2019, all retail finance receivables were accounted for as interest-earning receivables, of which $38.7 million, $48.0 million and $39.0 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three months ended March 29, 2020. As such, the Company did not reverse any accrued interest in that period. At March 29, 2020, December 31, 2019 and March 31, 2019, $3.1 million, $2.6 million, and $0.8 million, respectively of wholesale finance receivables were 90 days or more past due and accruing interest.
Additional information related to the wholesale finance receivables on non-accrual status at March 29, 2020 includes (in thousands):

	Amortized Cost, Beginning of Period	Amortized Cost, End of Period	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—
Related allowance recorded	4,994	4,325	—
	$4,994	$4,325	$—
The aging analysis of finance receivables was as follows (in thousands):

	March 29, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,091,319	$101,412	$37,816	$38,700	$177,928	$6,269,247
Wholesale finance receivables	1,352,084	2,051	1,437	3,084	6,572	1,358,656
	$7,443,403	$103,463	$39,253	$41,784	$184,500	$7,627,903

	December 31, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,171,930	$142,479	$53,995	$48,024	$244,498	$6,416,428
Wholesale finance receivables	1,152,416	1,145	384	2,574	4,103	1,156,519
	$7,324,346	$143,624	$54,379	$50,598	$248,601	$7,572,947

	March 31, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,088,894	$119,150	$43,028	$38,964	$201,142	$6,290,036
Wholesale finance receivables	1,337,429	862	355	782	1,999	1,339,428
	$7,426,323	$120,012	$43,383	$39,746	$203,141	$7,629,464
Prior to the Company's January 1, 2020 adoption of ASU 2016-13, finance receivables were considered impaired when management determined it was probable that the Company would not be able to collect all amounts due according to the terms of the loan agreement. Portions of the allowance for credit losses were established to cover estimated losses on finance receivables specifically identified for impairment. The unspecified portion of the allowance for credit losses covered estimated losses on finance receivables which were collectively reviewed for impairment.

The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that were individually evaluated for impairment and those that were collectively evaluated for impairment, were as follows (in thousands):

	December 31, 2019
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$2,100	$2,100
Collectively evaluated for impairment	188,501	7,980	196,481
	$188,501	$10,080	$198,581
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$4,601	$4,601
Collectively evaluated for impairment	6,416,428	1,151,918	7,568,346
	$6,416,428	$1,156,519	$7,572,947

	March 31, 2019
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	181,426	9,446	190,872
	$181,426	$9,446	$190,872
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,290,036	1,339,428	7,629,464
	$6,290,036	$1,339,428	$7,629,464
Additional information related to the wholesale finance receivables that were individually deemed to be impaired under ASC Topic 310, Receivables at December 31, 2019 included the following (in thousands). There were no wholesale receivables individually deemed to be impaired at March 31, 2019.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	4,994	4,601	2,100	4,976	—
	$4,994	$4,601	$2,100	$4,976	$—
Retail finance receivables were not evaluated individually for impairment prior to charge-off at December 31, 2019 or March 31, 2019.
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize the economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total restructured finance receivables are not significant as of March 29, 2020, December 31, 2019 and March 31, 2019. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
9. Goodwill, Intangible and Long-Lived Assets
Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company also periodically evaluates whether there are indicators that the carrying value of long-lived assets to be held and used may not be recoverable. The Company has assessed the changes in events and circumstances related to the COVID-19 pandemic and determined there was no impairment of goodwill or long-lived assets during the three months ended March 29, 2020.

On March 4, 2019, the Company purchased certain assets and liabilities of StaCyc, Inc. for total consideration of $14.9 million including cash paid at acquisition of $7.0 million. StaCyc produces electric-powered two-wheelers specifically designed for children and supports the Company’s plans to expand its portfolio of electric two-wheeled vehicles. The primary assets acquired and included in the Motorcycles segment were goodwill of $9.5 million, which was tax deductible, and intangible assets of $5.3 million.
10. Derivative Financial Instruments and Hedging Activities
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
The Company periodically utilizes treasury rate lock contracts to fix the interest rate on a portion of the principal related to an anticipated issuance of long-term debt, interest rate swaps to reduce the impact of fluctuations in interest rates on medium-term notes with floating interest rates, as well as cross-currency swaps to mitigate the effect of foreign currency exchange rate fluctuations on foreign currency-denominated debt. The Company also utilizes interest rate caps to facilitate certain asset-backed securitization transactions.
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
Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in other comprehensive (loss) income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a designated hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in income.
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	March 29, 2020			December 31, 2019			March 31, 2019
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$414,753	$12,108	$575	$434,321	$3,505	$3,661	$480,937	$15,576	$646
Commodity contracts	482	—	74	616	—	80	589	—	6
Cross-currency swap	660,780	—	41,283	660,780	8,326	—	—	—	—
Interest rate swaps	900,000	—	11,398	900,000	—	9,181	900,000	—	6,893
	$1,976,015	$12,108	$53,330	$1,995,717	$11,831	$12,922	$1,381,526	$15,576	$7,545

	Derivative Financial Instruments Not Designated as Hedging Instruments
	March 29, 2020			December 31, 2019			March 31, 2019
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$182,642	$2,573	$2,194	$220,139	$721	$865	$157,678	$413	$69
Commodity contracts	7,769	—	1,452	8,270	95	147	7,225	94	119
Interest rate cap	326,976	2	—	375,980	2	—	—	—	—
	$517,387	$2,575	$3,646	$604,389	$818	$1,012	$164,903	$507	$188
The amounts of gains and losses related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Three months ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Foreign currency contracts	$16,899	$4,152	$3,400	$2,453
Commodity contracts	(129)	30	(135)	(10)
Cross-currency swap	(49,609)	—	(12,906)	—
Treasury rate locks	—	—	(124)	(122)
Interest rate swaps	(5,333)	(3,005)	(3,116)	(606)
	$(38,172)	$1,177	$(12,881)	$1,715
The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended March 29, 2020
Line item on the Consolidated statements of income in which the effects of cash flow hedges are recorded	$780,868	$277,971	$7,755	$52,473

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$3,400	$—	$—	$—
Commodity contracts	$(135)	$—	$—	$—
Cross-currency swap	$—	$(12,906)	$—	$—
Treasury rate locks	$—	$—	$(91)	$(33)
Interest rate swaps	$—	$—	$—	$(3,116)
	Three months ended March 31, 2019
Line item on the Consolidated statements of income in which the effects of cash flow hedges are recorded	$848,198	$268,625	$7,731	$52,324

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$2,453	$—	$—	$—
Commodity contracts	$(10)	$—	$—	$—
Treasury rate locks	$—	$—	$(90)	$(32)
Interest rate swaps	$—	$—	$—	$(606)
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at March 29, 2020, estimated to be reclassified into income over the next 12 months was $33.5 million.

The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gain and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended
	March 29, 2020	March 31, 2019
Foreign currency contracts	$2,194	$887
Commodity contracts	(1,551)	317
	$643	$1,204
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
11. Leases
The Company determines if an arrangement is or contains a lease at contract inception. Right-of-use (ROU) assets related to the Company's leases are recorded in Lease assets and lease liabilities are recorded in Accrued liabilities and Lease liabilities on the Consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset over the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The ROU asset also includes prepaid lease payments and initial direct costs and is reduced for lease incentives paid by the lessor. The discount rate used to determine the present value is generally the Company's incremental borrowing rate because the implicit rate in the lease is not readily determinable. The lease term used to calculate the ROU asset and lease liabilities includes periods covered by options to extend or terminate when the Company is reasonably certain the lease term will include these optional periods.
In accordance with ASC Topic 842, Leases (ASC Topic 842), the Company elected the short-term lease practical expedient that allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. The Company has also elected the practical expedient under ASC Topic 842 allowing entities to not separate non-lease components from lease components, but instead account for such components as a single lease component for all leases except leases involving assets operated by a third-party.
The Company has operating lease arrangements for sales and administrative offices, manufacturing and distribution facilities, product testing facilities, equipment and vehicles. The Company’s leases have remaining lease terms ranging from 1 to 12 years, some of which include options to extend the lease term for periods generally not greater than 5 years and some of which include options to terminate the leases within 1 year. Certain leases also include options to purchase the leased asset. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense for the three months ended March 29, 2020 and March 31, 2019 was $7.3 million and $6.3 million, respectively. This includes variable lease costs related to leases involving assets operated by a third-party of approximately $1.9 million and $1.1 million for the three months ended March 29, 2020 and March 31, 2019, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases was as follows (in thousands):

	March 29, 2020	December 31, 2019	March 31, 2019
Lease assets	$56,496	$61,618	$55,305

Accrued liabilities	$17,939	$19,013	$17,391
Lease liabilities	40,053	44,447	39,516
	$57,992	$63,460	$56,907

Future maturities of the Company's operating lease liabilities as of March 29, 2020 were as follows (in thousands):

Operating Leases
2020	$14,891
2021	17,819
2022	13,231
2023	6,532
2024	4,555
Thereafter	4,707
Future lease payments	61,735
Present value discount	(3,743)
Lease liabilities	$57,992
Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Cash outflows for amounts included in the measurement of lease liabilities	$5,378	$5,361
Right-of-use assets obtained in exchange for lease obligations	$557	$298

	March 29, 2020	December 31, 2019	March 31, 2019
Weighted-average remaining lease term (in years)	4.20	4.68	4.61
Weighted-average discount rate	3.3%	2.1%	3.3%

12. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	March 29, 2020	December 31, 2019	March 31, 2019
Unsecured commercial paper	$1,335,664	$571,995	$1,192,925
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

	March 29, 2020	December 31, 2019	March 31, 2019
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$155,243	$114,693	$142,676
Asset-backed U.S. commercial paper conduit facilities	600,000	490,427	526,947
Asset-backed securitization debt	1,161,047	766,965	18,712
Unamortized discounts and debt issuance costs	(4,202)	(2,573)	(18)
	1,912,088	1,369,512	688,317

		March 29, 2020	December 31, 2019	March 31, 2019
Unsecured notes (at par value):
Medium-term notes:
Due in 2019, issued September 2014	2.40%	—	—	600,000
Due in 2020, issued February 2015	2.15%	—	600,000	600,000
Due in 2020, issued May 2018	LIBOR + 0.50%	450,000	450,000	450,000
Due in 2020, issued March 2017	2.40%	350,000	350,000	350,000
Due in 2021, issued January 2016	2.85%	600,000	600,000	600,000
Due in 2021, issued November 2018	LIBOR + 0.94%	450,000	450,000	450,000
Due in 2021, issued May 2018	3.55%	350,000	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2024, issued November 2019(a)	3.14%	660,030	672,936	—
Unamortized discounts and debt issuance costs		(11,046)	(12,809)	(14,364)
		4,148,984	4,760,127	4,685,636
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(6,534)	(6,704)	(7,209)
		743,466	743,296	742,791
		4,892,450	5,503,423	5,428,427
Long-term debt		6,804,538	6,872,935	6,116,744
Current portion of long-term debt, net		(2,326,460)	(1,748,109)	(1,372,050)
Long-term debt, net		$4,478,078	$5,124,826	$4,744,694
(a)Euro denominated, €600.0 million par value remeasured to U.S. dollar at March 29, 2020 and December 31, 2019, respectively
13. Asset-Backed Financing
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
If the Company meets all three of the sale criteria above, the transaction is recorded as a sale for accounting purposes and is referred to as an off-balance sheet asset-backed financing. Upon sale, the retail motorcycle finance receivables are removed from the Company’s Consolidated balance sheets and a gain or loss is recognized for the difference between the cash proceeds received, the assets derecognized, and the liabilities recognized as part of the transaction. The gain or loss on sale is included in Financial Services revenue on the Consolidated statements of income.
The Company is not required, and does not currently intend, to provide any additional financial support to the on- or off-balance sheet VIEs associated with these transactions. Investors and creditors in these transactions only have recourse to the assets held by the VIEs.
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	March 29, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$1,250,382	$(62,159)	$61,945	$852	$1,251,020	$1,156,845
Asset-backed U.S. commercial paper conduit facilities	662,385	(32,872)	37,290	1,410	668,213	600,000
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	207,538	(6,671)	10,552	148	211,567	155,243
	$2,120,305	$(101,702)	$109,787	$2,410	$2,130,800	$1,912,088

	December 31, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$826,047	$(24,935)	$36,037	$778	$837,927	$764,392
Asset-backed U.S. commercial paper conduit facilities	533,587	(16,076)	27,775	1,642	546,928	490,427
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	232,699	(2,786)	7,686	296	237,895	114,693
	$1,592,333	$(43,797)	$71,498	$2,716	$1,622,750	$1,369,512

	March 31, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$62,771	$(1,855)	$8,199	$134	$69,249	$18,694
Asset-backed U.S. commercial paper conduit facilities	567,295	(16,821)	31,565	1,282	583,321	526,947
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	164,779	(3,003)	9,767	282	171,825	142,676
	$794,845	$(21,679)	$49,531	$1,698	$824,395	$688,317
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes have various contractual maturities ranging from 2021 to 2027.
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
During the first quarter of 2020, the Company transferred $580.2 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $525.0 million, or $522.7 million net of discounts and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction. There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2019.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has two separate agreements, a $300.0 million revolving facility agreement and a $600.0 million revolving facility agreement, with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In May 2019, the Company amended its $300.0 million revolving facility agreement to allow for incremental borrowings, at the lender's discretion, of up to an additional $300.0 million in excess of the $300.0 million commitment. In November 2019, the Company renewed its existing $600.0 million and the amended $300.0 million revolving facility agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facilities, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment for the $300.0 million agreement does not include any unused portion of the $300.0 million incremental borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 29, 2020, the U.S. Conduit Facilities have an expiration date of November 25, 2020.
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
During the first quarter of 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the U.S. Conduit Facilities. There were no finance receivable transfers under the U.S. Conduit Facilities during the first quarter of 2019.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2019, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 29, 2020, the Canadian Conduit has an expiration date of June 26, 2020.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $56.3 million at March 29, 2020. The maximum exposure is not an indication of the Company's expected loss exposure.
During the first quarter of 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million. There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2019.
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the first quarter of 2020 or 2019. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
The Company is not the primary beneficiary of the off-balance sheet asset-backed securitization VIE because it only retained servicing rights and does not have the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. Accordingly, this transaction met the accounting sale requirements under ASC Topic 860 and was recorded as a sale for accounting purposes. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s Consolidated balance sheets and a gain was recognized for the difference between the cash proceeds received, the assets derecognized and the liabilities recognized as part of the transaction. The gain on sale was included in Financial Services revenue on the Consolidated statements of income.
At March 29, 2020, the assets of this off-balance sheet asset-backed securitization VIE were $27.4 million and represented the current unpaid principal balance of the retail motorcycle finance receivables, which was the Company’s maximum exposure to loss in the off-balance sheet VIE at March 29, 2020. This is based on the unlikely event that all the receivables have underwriting defects or other defects that trigger a violation of certain covenants and that the underlying collateral has no residual value. This maximum exposure is not an indication of expected losses.
Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue on the Consolidated statements of income. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.1 million and $0.2 million during the first quarter of 2020 and 2019, respectively.

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	March 29, 2020	December 31, 2019	March 31, 2019
On-balance sheet retail motorcycle finance receivables	$6,132,225	$6,274,551	$6,159,058
Off-balance sheet retail motorcycle finance receivables	27,421	35,197	67,062
	$6,159,646	$6,309,748	$6,226,120
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	March 29, 2020	December 31, 2019	March 31, 2019
On-balance sheet retail motorcycle finance receivables	$177,928	$244,498	$201,142
Off-balance sheet retail motorcycle finance receivables	712	885	1,194
	$178,640	$245,383	$202,336
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
On-balance sheet retail motorcycle finance receivables	$43,108	$33,504
Off-balance sheet retail motorcycle finance receivables	13	231
	$43,121	$33,735

14. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Foreign currency contracts, commodity contracts, cross-currency swaps and treasury rate locks are valued using quoted forward rates and prices; interest rate swaps and caps are valued using quoted interest rates and yield curves; investments in marketable securities and cash equivalents are valued using quoted prices.
Level 3 inputs are not observable in the market and include the Company's judgments about the assumptions market participants would use in pricing the asset or liability.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 29, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,207,799	$1,144,800	$62,999
Marketable securities	44,144	44,144	—
Derivative financial instruments	14,683	—	14,683
	$1,266,626	$1,188,944	$77,682
Liabilities:
Derivative financial instruments	$56,976	$—	$56,976

	December 31, 2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$624,832	$459,885	$164,947
Marketable securities	52,575	52,575	—
Derivative financial instruments	12,649	—	12,649
	$690,056	$512,460	$177,596
Liabilities:
Derivative financial instruments	$13,934	$—	$13,934
	March 31, 2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$498,207	$321,300	$176,907
Marketable securities	59,899	49,896	10,003
Derivative financial instruments	16,083	—	16,083
	$574,189	$371,196	$202,993
Liabilities:
Derivative financial instruments	$7,733	$—	$7,733
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $22.2 million, $21.4 million and $21.4 million at March 29, 2020, December 31, 2019 and March 31, 2019, respectively, for which the fair value adjustment was $10.9 million, $11.9 million and $9.3 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	March 29, 2020		December 31, 2019		March 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,391,948	$7,292,407	$7,419,627	$7,374,366	$7,520,418	$7,438,592
Liabilities:
Debt:
Unsecured commercial paper	$1,335,664	$1,335,664	$571,995	$571,995	$1,192,925	$1,192,925
Asset-backed U.S. commercial paper conduit facilities	$600,000	$600,000	$490,427	$490,427	$526,947	$526,947
Asset-backed Canadian commercial paper conduit facility	$155,243	$155,243	$114,693	$114,693	$142,676	$142,676
Asset-backed securitization debt	$1,139,076	$1,156,845	$768,094	$764,392	$18,674	$18,694
Medium-term notes	$4,013,409	$4,148,984	$4,816,153	$4,760,127	$4,675,767	$4,685,636
Senior notes	$685,805	$743,466	$774,949	$743,296	$719,544	$742,791
Finance Receivables, net – The carrying value of retail and wholesale finance receivables is amortized cost less an allowance for credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. Fair value is determined based on Level 3 inputs. The amortized cost basis of wholesale finance receivables approximates fair value because they are generally either short-term or have interest rates that adjust with changes in market interest rates.
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
15. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except in Japan, where the Company currently provides a standard three-year limited warranty. The Company also provides a five-year unlimited warranty on the battery for new electric motorcycles. In addition, the Company provides a one-year warranty for parts and accessories. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims at the time of sale using an estimated cost based primarily on historical Company claim information.
Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company records estimated recall costs when the liability is both probable and estimable. This generally occurs when the Company's management approves and commits to a recall. Changes in the Company’s warranty and recall liabilities were as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Balance, beginning of period	$89,793	$131,740
Warranties issued during the period	11,025	11,617
Settlements made during the period	(14,157)	(19,617)
Recalls and changes to pre-existing warranty liabilities	(353)	(1,353)
Balance, end of period	$86,308	$122,387
The liability for recall campaigns was $33.6 million, $36.4 million and $64.1 million at March 29, 2020, December 31, 2019 and March 31, 2019, respectively. Additionally, during the three months ended March 31, 2019 the Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million.

16. Employee Benefit Plans
The Company has a qualified pension plan and postretirement healthcare benefit plans. The plans cover certain eligible employees and retirees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees. Service cost is allocated among Selling, administrative and engineering expense, Motorcycles cost of goods sold and Inventories, net. Amounts capitalized in inventory are not significant. Non-service cost components of net periodic benefit cost are presented in Other income, net. Components of net periodic benefit cost for the Company's defined benefit plans were as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Pension and SERPA Benefits:
Service cost	$6,806	$6,632
Interest cost	19,112	21,371
Expected return on plan assets	(33,764)	(35,581)
Amortization of unrecognized:
Prior service credit	(272)	(483)
Net loss	16,372	11,128
Net periodic benefit cost	$8,254	$3,067

Postretirement Healthcare Benefits:
Service cost	$1,201	$1,184
Interest cost	2,336	2,938
Expected return on plan assets	(3,467)	(3,507)
Amortization of unrecognized:
Prior service credit	(595)	(595)
Net loss	123	69
Net periodic benefit cost	$(402)	$89
There are no required or planned qualified pension plan contributions for 2020. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
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
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The associated cleanup plan documents were approved in February 2020 and the remaining cleanup activities will begin in 2020. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
Product Liability Matters – The Company is periodically involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s Consolidated financial statements.
18. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended March 29, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive loss, before reclassifications	(35,821)	(38,172)	—	(73,993)
Income tax benefit	1,366	8,267	—	9,633
	(34,455)	(29,905)	—	(64,360)
Reclassifications:
Net loss on derivative financial instruments	—	12,881	—	12,881
Prior service credits(a)	—	—	(867)	(867)
Actuarial losses(a)	—	—	16,495	16,495
Reclassifications before tax	—	12,881	15,628	28,509
Income tax expense	—	(2,821)	(3,669)	(6,490)
	—	10,060	11,959	22,019
Other comprehensive (loss) income	(34,455)	(19,845)	11,959	(42,341)
Balance, end of period	$(75,268)	$(34,431)	$(469,591)	$(579,290)

	Three months ended March 31, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$1,785	$(581,861)	$(629,684)
Other comprehensive income, before reclassifications	606	1,177	—	1,783
Income tax expense	(275)	(314)	—	(589)
	331	863	—	1,194
Reclassifications:
Net gain on derivative financial instruments	—	(1,715)	—	(1,715)
Prior service credits(a)	—	—	(1,078)	(1,078)
Actuarial losses(a)	—	—	11,197	11,197
Reclassifications before tax	—	(1,715)	10,119	8,404
Income tax benefit (expense)	—	411	(2,376)	(1,965)
	—	(1,304)	7,743	6,439
Other comprehensive income (loss)	331	(441)	7,743	7,633
Balance, end of period	$(49,277)	$1,344	$(574,118)	$(622,051)
(a)Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 16
19. Business Segments
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
Select segment information is set forth below (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Motorcycles and Related Products:
Motorcycles revenue	$1,099,788	$1,195,637
Gross profit	318,920	347,439
Selling, administrative and engineering expense	234,353	225,428
Restructuring expense	—	13,630
Operating income	84,567	108,381
Financial Services:
Financial Services revenue	198,456	188,743
Financial Services expense	175,510	130,012
Operating income	22,946	58,731
Operating income	$107,513	$167,112

20. Supplemental Consolidating Data
The supplemental consolidating data is presented for informational purposes and is different than segment information due to the allocation of consolidating reporting adjustments to the reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended March 29, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,103,258	$—	$(3,470)	$1,099,788
Financial Services	—	195,886	2,570	198,456
	1,103,258	195,886	(900)	1,298,244
Costs and expenses:
Motorcycles and Related Products cost of goods sold	780,868	—	—	780,868
Financial Services interest expense	—	52,473	—	52,473
Financial Services provision for credit losses	—	79,419	—	79,419
Selling, administrative and engineering expense	237,746	41,439	(1,214)	277,971
	1,018,614	173,331	(1,214)	1,190,731
Operating income	84,644	22,555	314	107,513
Other income, net	155	—	—	155
Investment income (loss)	94,653	—	(100,000)	(5,347)
Interest expense	7,755	—	—	7,755
Income before provision for income taxes	171,697	22,555	(99,686)	94,566
Provision for income taxes	19,271	5,600	—	24,871
Net income	$152,426	$16,955	$(99,686)	$69,695

	Three months ended March 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,200,009	$—	$(4,372)	$1,195,637
Financial Services	—	186,753	1,990	188,743
	1,200,009	186,753	(2,382)	1,384,380
Costs and expenses:
Motorcycles and Related Products cost of goods sold	848,703	—	(505)	848,198
Financial Services interest expense	—	52,324	—	52,324
Financial Services provision for credit losses	—	34,491	—	34,491
Selling, administrative and engineering expense	227,992	42,588	(1,955)	268,625
Restructuring expense	13,630	—	—	13,630
	1,090,325	129,403	(2,460)	1,217,268
Operating income	109,684	57,350	78	167,112
Other income, net	4,660	—	—	4,660
Investment income	51,358	—	(45,000)	6,358
Interest expense	7,731	—	—	7,731
Income before provision for income taxes	157,971	57,350	(44,922)	170,399
Provision for income taxes	28,557	13,897	—	42,454
Net income	$129,414	$43,453	$(44,922)	$127,945

	March 29, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$415,514	$1,049,547	$—	$1,465,061
Accounts receivable, net	551,786	—	(252,638)	299,148
Finance receivables, net	—	2,358,989	—	2,358,989
Inventories, net	610,924	—	—	610,924
Restricted cash	—	99,903	—	99,903
Other current assets	103,630	43,055	(4,328)	142,357
	1,681,854	3,551,494	(256,966)	4,976,382
Finance receivables, net	—	4,933,418	—	4,933,418
Property, plant and equipment, net	774,985	51,860	—	826,845
Prepaid pension costs	64,802	—	—	64,802
Goodwill	64,063	—	—	64,063
Deferred income taxes	49,906	79,026	(1,076)	127,856
Lease assets	50,907	5,589	—	56,496
Other long-term assets	163,319	20,815	(94,049)	90,085
	$2,849,836	$8,642,202	$(352,091)	$11,139,947
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306,677	$279,372	$(252,638)	$333,411
Accrued liabilities	446,792	141,287	(3,544)	584,535
Short-term debt	—	1,335,664	—	1,335,664
Current portion of long-term debt, net	—	2,326,460	—	2,326,460
	753,469	4,082,783	(256,182)	4,580,070
Long-term debt, net	743,466	3,734,612	—	4,478,078
Lease liabilities	34,848	5,205	—	40,053
Pension liabilities	56,900	—	—	56,900
Postretirement healthcare liabilities	71,154	—	—	71,154
Other long-term liabilities	176,109	43,277	2,323	221,709
Commitments and contingencies (Note 17)
Shareholders’ equity	1,013,890	776,325	(98,232)	1,691,983
	$2,849,836	$8,642,202	$(352,091)	$11,139,947

	December 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$470,649	$363,219	$—	$833,868
Accounts receivable, net	369,717	—	(110,383)	259,334
Finance receivables, net	—	2,272,522	—	2,272,522
Inventories, net	603,571	—	—	603,571
Restricted cash	—	64,554	—	64,554
Other current assets	110,145	59,665	(836)	168,974
	1,554,082	2,759,960	(111,219)	4,202,823
Finance receivables, net	—	5,101,844	—	5,101,844
Property, plant and equipment, net	794,131	53,251	—	847,382
Prepaid pension costs	56,014	—	—	56,014
Goodwill	64,160	—	—	64,160
Deferred income taxes	62,768	39,882	(1,446)	101,204
Lease assets	55,722	5,896	—	61,618
Other long-term assets	166,972	19,211	(93,069)	93,114
	$2,753,849	$7,980,044	$(205,734)	$10,528,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,710	$138,053	$(110,383)	$294,380
Accrued liabilities	463,491	119,186	(389)	582,288
Short-term debt	—	571,995	—	571,995
Current portion of long-term debt, net	—	1,748,109	—	1,748,109
	730,201	2,577,343	(110,772)	3,196,772
Long-term debt, net	743,296	4,381,530	—	5,124,826
Lease liabilities	38,783	5,664	—	44,447
Pension liabilities	56,138	—	—	56,138
Postretirement healthcare liabilities	72,513	—	—	72,513
Other long-term liabilities	186,252	40,609	2,603	229,464
Commitments and contingencies (Note 17)
Shareholders’ equity	926,666	974,898	(97,565)	1,803,999
	$2,753,849	$7,980,044	$(205,734)	$10,528,159

	March 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$384,390	$365,210	$—	$749,600
Marketable securities	10,003	—	—	10,003
Accounts receivable, net	666,782	—	(313,241)	353,541
Finance receivables, net	—	2,443,899	—	2,443,899
Inventories, net	595,806	—	—	595,806
Restricted cash	—	43,471	—	43,471
Other current assets	137,167	40,594	—	177,761
	1,794,148	2,893,174	(313,241)	4,374,081
Finance receivables, net	—	4,994,693	—	4,994,693
Property, plant and equipment, net	820,634	55,369	—	876,003
Goodwill	64,131	—	—	64,131
Deferred income taxes	96,500	37,487	(999)	132,988
Lease assets	48,513	6,792	—	55,305
Other long-term assets	154,687	19,149	(90,424)	83,412
	$2,978,613	$8,006,664	$(404,664)	$10,580,613
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351,831	$342,328	$(313,241)	$380,918
Accrued liabilities	544,560	98,778	833	644,171
Short-term debt	—	1,192,925	—	1,192,925
Current portion of long-term debt, net	—	1,372,050	—	1,372,050
	896,391	3,006,081	(312,408)	3,590,064
Long-term debt, net	742,791	4,001,903	—	4,744,694
Lease liabilities	32,520	6,996	—	39,516
Pension liabilities	98,862	—	—	98,862
Postretirement healthcare liabilities	93,897	—	—	93,897
Other long-term liabilities	174,150	39,070	2,749	215,969
Commitments and contingencies (Note 17)
Shareholders’ equity	940,002	952,614	(95,005)	1,797,611
	$2,978,613	$8,006,664	$(404,664)	$10,580,613

	Three months ended March 29, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$152,426	$16,955	$(99,686)	$69,695
Adjustments to reconcile Net income to Net cash provided (used) by operating activities:
Depreciation and amortization	45,383	2,044	—	47,427
Amortization of deferred loan origination costs	—	16,739	—	16,739
Amortization of financing origination fees	170	2,829	—	2,999
Provision for long-term employee benefits	7,852	—	—	7,852
Employee benefit plan contributions and payments	(1,608)	—	—	(1,608)
Stock compensation expense	2,915	981	—	3,896
Net change in wholesale finance receivables related to sales	—	—	(208,183)	(208,183)
Provision for credit losses	—	79,419	—	79,419
Deferred income taxes	5,137	(8,570)	(370)	(3,803)
Other, net	(2,247)	6,139	(313)	3,579
Changes in current assets and liabilities:
Accounts receivable, net	(189,527)	—	142,255	(47,272)
Finance receivables - accrued interest and other	—	4,007	—	4,007
Inventories, net	(23,943)	—	—	(23,943)
Accounts payable and accrued liabilities	32,736	122,438	(144,612)	10,562
Derivative financial instruments	2,779	33	—	2,812
Other	16,200	7,549	3,491	27,240
	(104,153)	233,608	(207,732)	(78,277)
Net cash provided (used) by operating activities	48,273	250,563	(307,418)	(8,582)
Cash flows from investing activities:
Capital expenditures	(32,275)	(653)	—	(32,928)
Origination of finance receivables	—	(1,598,240)	818,179	(780,061)
Collections on finance receivables	—	1,452,022	(610,761)	841,261
Other investing activities	16	—	—	16
Net cash (used) provided by investing activities	(32,259)	(146,871)	207,418	28,288

	Three months ended March 29, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(600,000)	—	(600,000)
Proceeds from securitization debt	—	522,694	—	522,694
Repayments of securitization debt	—	(130,918)	—	(130,918)
Borrowings of asset-backed commercial paper	—	225,187	—	225,187
Repayments of asset-backed commercial paper	—	(67,809)	—	(67,809)
Net increase in unsecured commercial paper	—	772,208	—	772,208
Dividends paid	(58,817)	(100,000)	100,000	(58,817)
Repurchase of common stock	(7,071)	—	—	(7,071)
Issuance of common stock under share-based plans	34	—	—	34
Net cash (used) provided by financing activities	(65,854)	621,362	100,000	655,508
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,295)	(437)	—	(5,732)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(55,135)	$724,617	$—	$669,482

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$470,649	$434,717	$—	$905,366
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,135)	724,617	—	669,482
Cash, cash equivalents and restricted cash, end of period	$415,514	$1,159,334	$—	$1,574,848

	Three months ended March 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$129,414	$43,453	$(44,922)	$127,945
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	62,187	2,185	—	64,372
Amortization of deferred loan origination costs	—	18,968	—	18,968
Amortization of financing origination fees	167	2,027	—	2,194
Provision for long-term employee benefits	3,156	—	—	3,156
Employee benefit plan contributions and payments	(2,507)	—	—	(2,507)
Stock compensation expense	5,845	692	—	6,537
Net change in wholesale finance receivables related to sales	—	—	(237,569)	(237,569)
Provision for credit losses	—	34,491	—	34,491
Deferred income taxes	6,195	314	(528)	5,981
Other, net	1,886	922	(77)	2,731
Changes in current assets and liabilities:
Accounts receivable, net	(243,734)	—	193,988	(49,746)
Finance receivables - accrued interest and other	—	92	—	92
Inventories, net	(40,600)	—	—	(40,600)
Accounts payable and accrued liabilities	122,462	180,980	(179,467)	123,975
Derivative financial instruments	834	33	—	867
Other	(41,339)	18,997	(5,874)	(28,216)
	(125,448)	259,701	(229,527)	(95,274)
Net cash provided by operating activities	3,966	303,154	(274,449)	32,671
Cash flows from investing activities:
Capital expenditures	(34,657)	(598)	—	(35,255)
Origination of finance receivables	—	(1,691,416)	840,044	(851,372)
Collections on finance receivables	—	1,426,419	(610,595)	815,824
Acquisition of business	(7,000)	—	—	(7,000)
Other investing activities	603	—	—	603
Net cash used by investing activities	(41,054)	(265,595)	229,449	(77,200)

	Three months ended March 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	546,655	—	546,655
Repayments of medium-term notes	—	(750,000)	—	(750,000)
Repayments of securitization debt	—	(76,505)	—	(76,505)
Repayments of asset-backed commercial paper	—	(72,401)	—	(72,401)
Net increase in credit facilities and unsecured commercial paper	—	58,527	—	58,527
Dividends paid	(60,859)	(45,000)	45,000	(60,859)
Repurchase of common stock	(61,712)	—	—	(61,712)
Issuance of common stock under share-based plans	616	—	—	616
Net cash used by financing activities	(121,955)	(338,724)	45,000	(415,679)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,115)	706	—	(409)
Net decrease in cash, cash equivalents and restricted cash	$(160,158)	$(300,459)	$—	$(460,617)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$544,548	$715,200	$—	$1,259,748
Net decrease in cash, cash equivalents and restricted cash	(160,158)	(300,459)	—	(460,617)
Cash, cash equivalents and restricted cash, end of period	$384,390	$414,741	$—	$799,131

21. Subsequent Event
In April 2020, the Company issued $300.0 million of floating-rate secured notes through an on-balance sheet asset-backed securitization transaction.

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” in this Item 2 and in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the “Overview” and “Outlook” sections in this Item 2 are only made as of April 28, 2020 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 7, 2020), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
During the first quarter of 2020, the Company's operations and financial results and independent dealer retail sales results were significantly hindered as consumer and governmental concerns over a novel strain of coronavirus (COVID-19) spread throughout most of the Company's worldwide markets. The Company’s net income was $69.7 million, or $0.45 per diluted share, in the first quarter of 2020, compared to $127.9 million, or $0.80 per diluted share, in the first quarter of 2019. Operating income from the Motorcycles segment decreased $23.8 million compared to the prior year first quarter behind a 10% decline in wholesale motorcycle shipments. Motorcycles segment shipments and revenue were down in the first quarter compared to the prior year reflecting the Company's temporary suspension of its global manufacturing operations in March 2020 and lower demand resulting from the COVID-19 pandemic. Motorcycles segment operating income was also impacted by unfavorable foreign currency, partially offset by favorable manufacturing costs and the positive impact of not incurring restructuring expenses in 2020.
Operating income from the Financial Services segment in the first quarter of 2020 was $22.9 million, down 60.9% compared to the year-ago quarter due primarily to a higher provision for credit losses, partially offset by an increase in net interest income. The provision for credit losses was adversely affected by the impact of the COVID-19 pandemic and also reflects the impact of a new accounting standard that changes how companies recognize expected credit losses on financial instruments. The new standard requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard on January 1, 2020 using a modified retrospective approach. As a result, prior period results were not restated.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles in the first quarter of 2020 were down 17.7% compared to the first quarter of 2019. During the first quarter of 2020, worldwide retail sales results started strong compared to the prior year, but were significantly hindered by the impact of the COVID-19 pandemic as it spread throughout most of the Company's markets. During the first quarter of 2020, retail sales were down 20.7% in international markets and down 15.5% in the U.S., compared to the prior year first quarter. As of April 2020 approximately 59% of the independent dealer network was closed for motorcycle sales. Month-to-date retail sales through late-April 2020 were down compared to the prior year in line with the percentage of dealers closed for motorcycle sales, suggesting that open dealers are selling at year-ago levels.

Outlook(1)
As a result of the uncertainty surrounding the magnitude and duration of the COVID-19 pandemic, the Company withdrew all of its forward-looking guidance on March 26, 2020. The Company’s operations and demand for its products have already been adversely impacted as a result of the COVID-19 pandemic. While the impact on demand, facility closures and other restrictions are expected to be temporary, the duration and financial impact to the Company are unknown at this time. To the extent these impacts continue, they will have an adverse effect on the Company's results of operations, financial condition and liquidity.
COVID-19 Response and Recovery Actions(1)
The Company is executing a plan to address the impacts of the COVID-19 pandemic and to begin its recovery through a multitude of recent actions across the following areas:
Cash Preservation – The Company has reduced planned capital and planned non-capital spending across every part of the organization through actions including freezing hiring, temporarily reducing salaries and eliminating merit compensation increases for employees in 2020. The Company also implemented other aggressive cost management efforts such as re-timing the model year change-over from August 2020 to the first quarter of 2021. In total, the Company expects that its efforts to reduce spending will preserve approximately $250 million of cash in 2020, including approximately 15% related to capital spending. Also, the Company has suspended discretionary share repurchases, and the Company's Board of Directors approved a cash dividend of $0.02 per share for the second quarter of 2020, down from the amount of the first quarter 2020 dividend of $0.38 per share.
Liquidity – At the end of the first quarter of 2020, the Company had cash, cash equivalents and availability under its credit and conduit facilities of $2.47 billion and remains compliant with all covenants under its debt agreements. Subsequent to the end of the first quarter, the Company secured additional liquidity as discussed in more detail under Liquidity and Capital Resources.
Supporting Dealers and Riders – The Company is helping ease the burden of the COVID-19 pandemic on its independent dealers by providing support based on the unique needs of each region, including financial support for dealer motorcycle inventory, extending credit payment due dates on parts & accessories and general merchandise and adjusting dealer requirements for warranty and training. The Company also offered dealer discounts on certain general merchandise products and is engaging with dealership staff via live chat sessions to share unique ways to stay connected during the COVID-19 crisis. To support retail consumers, many dealers remain open for service support, and the Company continues to sell parts & accessories and general merchandise online. In addition, the Company is working with dealers to offer home delivery of new motorcycles in states and countries where it is permitted. HDFS is also working with retail borrowers who have been impacted by the COVID-19 pandemic. In certain situations, HDFS may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
Community Strength – The Company acted quickly and in alignment with government efforts to protect the safety and health of its employees and the Harley-Davidson community. The Company implemented travel restrictions, enhanced sanitation practices, cancelled events and closed facilities including temporarily suspending global manufacturing starting in March 2020. In support of relief efforts, the Harley-Davidson Foundation donated $150,000 to the United Way’s COVID-19 relief fund. Also, through its “United We Will Ride” efforts, the Company is connecting riders who want to help provide relief through food drives, blood donations and other ways to make a difference in their communities.
Recovery – As the Company focuses on recovery efforts for the business, it has prepared and started implementing rigorous protocols and procedures for employee safety and is working with its supply chain to be ready to resume operations. While the impact of the COVID-19 pandemic continues to evolve, the Company has restarted some manufacturing operations and will gradually ease work-at-home restrictions at the appropriate time, which will vary by region.
Reevaluating the Business and Strategic Plan
The Company is executing a set of actions, referred to as The Rewire, that will be further developed over the coming months, leading to a new strategic plan. The Rewire will address top priority opportunities, drive consistent execution and reset the Company’s operating model to reduce complexity, sharpen focus and increase the speed of decision making. The Company expects The Rewire actions, those already taken and those that will be implemented over the coming months, to lead to the definition of a new 5-year strategic plan that will incorporate key products and initiatives from the More Roads plan (discussed in the Company’s Annual Report Form 10-K for the period ended December 31, 2019), but will focus more on the markets and products that can drive performance through profitability and long-term growth. Key elements of The Rewire include:
Enhance core strengths and better balance expansion into new spaces
•Return focus to the strength of the brand and the Company, starting with dealers, customers, stronghold products and committed employees globally.
•Re-evaluate strategies to reach new riders and build ridership.
Prioritize the markets that matter
•Narrow focus and invest in the markets, products and customer segments that offer the most profit and potential. This includes building on Harley-Davidson’s strong position in the U.S.
•Establish a simplified market coverage model and take cost out of the process.
Reset product launches and product line up for simplicity and maximum impact
•Continue to be guided by the voice of customers and dealers to optimize value and profit delivery.
•Simplify and retime launches to reflect the new reality, align with the start of the riding season and better suit the capacity of the Company and its independent dealers.
•Expand profitable iconic motorcycles to excite existing customers.
•Remain committed to Adventure Touring and Streetfighter motorcycles and advancing electric motorcycles.
Build the parts & accessories (P&A) and general merchandise businesses to full potential
•Develop a comprehensive strategy across P&A and general merchandise businesses that focuses on assortment and distribution opportunities, maximizes channels, improves ecommerce capabilities and grows revenue and margins for both the Company and dealers.
•Align P&A and general merchandise strategies with motorcycle strategy for a holistic presentation to the market.
Adjust and align the organizational structure, cost structure and operating model to reduce complexity and drive efficiency to set Harley-Davidson up for stability and success
•Create a framework including an organization that is more focused, profitable and nimble; a cost structure that is adjusted to the new realities of the market post crisis; and an operating model designed to increase empowerment and accountability.
•Establish commercially led central and new regional structures to gain a deeper understanding of customers and to return focus to dealers and selling.
•Elevate the role of the Company's motorcycle management team and sharpen marketing strategy and execution to enable a bigger impact with an improved go-to-market process.
Each of these key elements of The Rewire playbook includes actions that have been implemented or are currently being developed. The Company plans to share more about The Rewire later in 2020.

Results of Operations for the Three Months Ended March 29, 2020
Compared to the Three Months Ended March 31, 2019
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 29, 2020	March 31, 2019	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$84,567	$108,381	$(23,814)	(22.0)%
Operating income from Financial Services	22,946	58,731	(35,785)	(60.9)
Operating income	107,513	167,112	(59,599)	(35.7)
Other income, net	155	4,660	(4,505)	(96.7)
Investment (loss) income	(5,347)	6,358	(11,705)	(184.1)
Interest expense	7,755	7,731	24	0.3
Income before provision for income taxes	94,566	170,399	(75,833)	(44.5)
Provision for income taxes	24,871	42,454	(17,583)	(41.4)
Net income	$69,695	$127,945	$(58,250)	(45.5)%
Diluted earnings per share	$0.45	$0.80	$(0.35)	(43.8)%
Consolidated operating income was down 35.7% in the first three months of 2020 due to a decrease in operating income from the Motorcycles segment of $23.8 million and a $35.8 million decrease in operating income from Financial Services compared to the same period last year. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first quarter of 2020 was unfavorably impacted by lower non-operating income related to its defined benefit plans. The Company recorded a loss on its investments in marketable securities and cash equivalents during the first quarter of 2020 compared to investment income during the same period last year.
The Company's effective income tax rate for the first three months of 2020 was 26.3% compared to 24.9% for the same period in 2019. The increase in the 2020 effective income tax rate over 2019 was due to discrete income tax expenses recorded during the three months ended March 29, 2020. The first quarter 2020 effective income tax rate was determined based on the Company's current projection for full-year 2020 financial results. Given uncertainty surrounding the impact of the COVID-19 pandemic, the Company's projections for full-year 2020 financial results, in total and across its numerous tax jurisdictions, are likely to evolve and ultimately impact the Company's 2020 full-year effective income tax rate(1).
Diluted earnings per share were $0.45 in the first quarter of 2020, down 43.8% from the same period last year on lower net income and lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 160.0 million in the first quarter of 2019 to 153.7 million in the first quarter of 2020, driven by the Company's repurchases of common stock during 2019. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of Harley-Davidson motorcycles were as follows:

	Three months ended
	March 31, 2020	March 31, 2019	Decrease	% Change
United States	23,732	28,091	(4,359)	(15.5)%

Europe(b)	6,534	9,427	(2,893)	(30.7)
EMEA – Other	1,196	1,370	(174)	(12.7)
Total EMEA	7,730	10,797	(3,067)	(28.4)

Asia Pacific(c)	3,709	3,786	(77)	(2.0)
Asia Pacific – Other	2,043	2,288	(245)	(10.7)
Total Asia Pacific	5,752	6,074	(322)	(5.3)

Latin America	1,759	2,241	(482)	(21.5)
Canada	1,466	1,948	(482)	(24.7)
International retail sales	16,707	21,060	(4,353)	(20.7)
Worldwide retail sales	40,439	49,151	(8,712)	(17.7)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by independent Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its independent dealers supply concerning new retail sales, and the Company does not regularly verify the information that its independent dealers supply. This information is subject to revision.
(b)Includes Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. Retail sales for Greece and Portugal were reclassified from Europe to EMEA – Other for 2019 to be consistent with the 2020 presentation.
(c)Includes Japan, Australia, New Zealand and South Korea
Retail sales of new Harley-Davidson motorcycles in the U.S. were down 15.5% during the first three months of 2020 compared to the same period last year. U.S. retail sales fell significantly in late March of 2020 due to the impact of the COVID-19 pandemic on consumers and the temporary closure of approximately 50% of U.S. independent dealers for motorcycle sales. Prior to being impacted by the COVID-19 pandemic, quarter-to-date U.S. retail sales were up 6.6% through mid-March 2020 compared to the same period last year. The Company believes retail sales through mid-March were up behind the success of the Company's efforts to work with independent dealers to build stronger capabilities and the introduction of several new motorcycle models.
The U.S. industry also showed strong growth in the quarter before the COVID-19 pandemic. Through February 2020, the industry was up 6.1% over the same period last year; however, for the full first quarter of 2020 the industry fell 13.1% compared to the prior year, reflecting the adverse impact of the COVID-19 pandemic.
The Company's U.S. market share of new 601+cc motorcycles for the first three months of 2020 was 48.9%, down 2.2 percentage points compared to the same period last year. The Company's U.S. market share reflected aggressive competitor discounting, strength in 2019 due to the Company's prior year financing offers, and the adverse impact of relatively strong growth in segments in which the Company does not currently compete. The Company expects to begin competing in these segments with the introduction of its new Pan America™ and Harley-Davidson Bronx™ motorcycles. In the Touring and Cruiser segments, which represent approximately 70% of the 601+cc market and where the Company currently competes, its market share was also down 1.9 percentage points during the first three months of 2020 from the same period last year (Source: Motorcycle Industry Council).
International retail sales of new Harley-Davidson motorcycles were down 20.7% in the first three months of 2020 compared to the same period last year. The Company believes the decline in retail sales was the result of the COVID-19 pandemic causing consumer concerns and the temporary closure of approximately 55% of independent dealers. Retail sales declined across all of the Company's markets within EMEA and Latin America. Retail sales also declined in most of the Company's markets within Asia Pacific; however, these declines were partially offset by retail sales growth in Japan and India.
The Company's 2020 market share of new 601+cc motorcycles in Europe was 7.6% through March, compared to 8.9% for the same period last year (Source: Management Services Helwig Schmitt GmbH). The Company's European market share was adversely impacted by growth in segments in which the Company does not currently compete and increased competition in the segments in which it does currently complete.
Motorcycle Registration Data – 601+cc(a)
Industry retail motorcycle registration data was as follows:

	Three months ended
	March 31, 2020	March 31, 2019	Decrease	% Change
United States(b)	47,232	54,324	(7,092)	(13.1)%
Europe(c)	95,307	109,282	(13,975)	(12.8)%
(a)Data includes on-road models with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt (kW) peak power equivalents greater than 600cc's (601+cc). On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.
(b)United States industry data is derived from information provided by Motorcycle Industry Council. This third-party data is subject to revision and update.
(c)Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom. Industry data is derived from information provided by Management Services Helwig Schmitt GmbH. Prior year registrations have been revised to exclude Greece and Portugal registrations. This third-party data is subject to revision and update.
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Three months ended
	March 29, 2020		March 31, 2019		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
Motorcycle Units:
United States	33,024	62.3%	34,505	58.6%	(1,481)	(4.3)%
International	19,949	37.7%	24,386	41.4%	(4,437)	(18.2)
	52,973	100.0%	58,891	100.0%	(5,918)	(10.0)%
Motorcycle Units:
Touring motorcycle units	21,597	40.8%	25,043	42.5%	(3,446)	(13.8)%
Cruiser motorcycle units(a)	20,131	38.0%	20,451	34.7%	(320)	(1.6)
Sportster® / Street motorcycle units	11,245	21.2%	13,397	22.8%	(2,152)	(16.1)
	52,973	100.0%	58,891	100.0%	(5,918)	(10.0)%
(a) Includes Softail®, CVOTM, and LiveWireTM
The Company shipped 52,973 Harley-Davidson motorcycles worldwide during the first three months of 2020, which was 10.0% lower than the same period in 2019. Motorcycle shipments were lower than prior year during the first quarter of 2020 due to the temporary suspension of the Company's global manufacturing operations in March 2020 and lower demand resulting from the COVID-19 pandemic. The mix of Touring and Sportster®/Street motorcycles decreased as a percent of total shipments while the mix of Cruiser motorcycles increased compared to the same period last year.
At the end of the first quarter of 2020, U.S. independent dealer retail inventory of new Harley-Davidson motorcycles was up approximately 1,600 motorcycles compared to the first quarter of 2019. Dealer inventory levels increased over prior year as retail sales decreased late in March 2020. The Company plans to aggressively manage the supply of motorcycles in line with demand through the COVID-19 crisis.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	March 29, 2020	March 31, 2019	(Decrease) Increase	% Change
Revenue:
Motorcycles	$899,365	$964,575	$(65,210)	(6.8)%
Parts & accessories	134,685	159,703	(25,018)	(15.7)
General merchandise	49,160	55,401	(6,241)	(11.3)
Licensing	8,029	8,577	(548)	(6.4)
Other	8,549	7,381	1,168	15.8
	1,099,788	1,195,637	(95,849)	(8.0)
Cost of goods sold	780,868	848,198	(67,330)	(7.9)
Gross profit	318,920	347,439	(28,519)	(8.2)
Operating expenses:
Selling & administrative expense	185,577	176,544	9,033	5.1
Engineering expense	48,776	48,884	(108)	(0.2)
Restructuring expense	—	13,630	(13,630)	(100.0)
	234,353	239,058	(4,705)	(2.0)
Operating income	$84,567	$108,381	$(23,814)	(22.0)%
Operating margin	7.7%	9.1%	(1.4)	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2019 to the first three months of 2020 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 31, 2019	$1,195.6	$848.2	$347.4
Volume	(112.0)	(77.1)	(34.9)
Price, net of related costs	10.4	6.9	3.5
Foreign currency exchange rates and hedging	(9.6)	1.2	(10.8)
Shipment mix	15.4	18.8	(3.4)
Raw material prices	—	(1.1)	1.1
Manufacturing and other costs	—	(16.0)	16.0
	(95.8)	(67.3)	(28.5)
Three months ended March 29, 2020	$1,099.8	$780.9	$318.9
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2019 to the first three months of 2020 were as follows:
•The decrease in volume was due to lower wholesale motorcycle shipments and lower parts & accessories and general merchandise sales.
•On average, wholesale prices for motorcycles shipped in the current period were higher than in the same period last year resulting in a favorable impact on revenue. The positive impact on revenue was partially offset by increased costs related to the additional content added to motorcycles shipped in the current period as compared to the same period last year.
•Revenue and gross profit were adversely impacted by weaker foreign currency exchange rates, relative to the U.S. dollar, as compared to the same period last year.
•Changes in the shipment mix between motorcycle families had an adverse impact on gross profit during the first three months of 2020. Additionally, unfavorable mix within parts & accessories contributed to the negative impact.
•Manufacturing and other costs were favorable due to increased productivity, lower tariff costs and the absence of temporary inefficiencies related to the Company's restructuring activities that were incurred in the prior year. These favorable impacts were partially offset by a higher fixed cost per unit due to lower production levels in the first quarter of 2020 compared to the same period last year. The impact of recent European Union (EU) and China tariffs was $12.6 million in the first quarter of 2020 compared to $21.0 million in the first quarter of 2019. The impact of recent EU and China tariffs includes incremental EU and China tariffs imposed beginning in 2018 on the Company's products shipped from the U.S., as well as incremental U.S. tariffs imposed beginning in 2018 on certain items imported from China.
Operating expenses were lower in the first three months of 2020 compared to the same period in 2019 due to lower restructuring expenses following the completion of the Company's restructuring activities in late 2019. Operating expenses in the first three months of 2020 also benefited from lower spending as the Company aggressively managed cost. However, the benefits of the Company's aggressive cost management were more than offset by higher net recall costs as the prior year benefited from a recall-related supplier recovery of $28.0 million.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019	Increase (Decrease)	% Change
Revenue:
Interest income	$170,001	$159,804	$10,197	6.4%
Other income	28,455	28,939	(484)	(1.7)
	198,456	188,743	9,713	5.1
Expenses:
Interest expense	52,473	52,324	149	0.3
Provision for credit losses	79,419	34,491	44,928	130.3
Operating expense	43,618	43,197	421	1.0
	175,510	130,012	45,498	35.0
Operating income	$22,946	$58,731	$(35,785)	(60.9)%
Interest income was favorable in the first quarter of 2020 primarily due to higher average outstanding finance receivables at a higher average yield.
The provision for credit losses increased $44.9 million compared to the first quarter of 2019 driven by higher retail credit losses and a $36.0 million increase in the allowance for credit losses. The increased retail credit losses were primarily due to the impacts of the COVID-19 pandemic, including lower recovery values, slowed repossessions and delayed consumer payments at the end of the quarter. The retail and wholesale allowance for credit losses increased $28.7 million and $7.3 million, respectively, as compared to the first quarter of 2019 driven by the economic impact of the COVID-19 pandemic as well as the adoption of ASU 2016-13, the new accounting standard for credit losses, which considers the estimated lifetime losses of the finance receivable portfolio. The economic impact of the COVID-19 pandemic included recessionary conditions at the end of the quarter which the Company expects to extend into 2021. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses for the Company's retail motorcycle loans were 2.73% through March 29, 2020 compared to 2.22% through March 31, 2019. The 30-day delinquency rate for retail motorcycle loans at March 29, 2020 was 3.37% compared to 3.73% at March 31, 2019.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Balance, beginning of period	$198,581	$189,885
Cumulative effect of change in accounting(a)	100,604	—
Provision for credit losses	79,419	34,491
Charge-offs, net of recoveries	(43,108)	(33,504)
Balance, end of period	$335,496	$190,872
(a)On January 1, 2020, the Company adopted ASU 2016-13 and increased the allowance for loan loss through retained earnings, net of income taxes, to establish an allowance that represents expected lifetime credit losses on the finance receivable portfolio at date of adoption.
Other Matters
Critical Accounting Estimates
As a result of the January 1, 2020 adoption ASU 2016-13, the Company has updated the Critical Accounting Estimate disclosure from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as follows:
Allowance for Credit Losses on Retail Finance Receivables – The allowance for credit losses represents the Company’s estimate of future lifetime losses for its retail finance receivables portfolio. The Company performs a collective evaluation of the adequacy of its retail allowance for credit losses. Subsequent to the January 1, 2020 adoption of ASU 2016-13, the Company utilizes a vintage-based loss forecast methodology that includes decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the expected life of the retail portfolio. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience for a three-year period using a mean-reversion process. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
Contractual Obligations
As of March 29, 2020, the Company has updated the contractual obligations table from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 to reflect the new projected principal and interest payments for the remainder of 2020 and beyond as follows (in thousands):

	2020	2021-2022	2023-2024	Thereafter	Total
Debt:
Principal payments on debt	$2,532,787	$3,394,232	$1,484,965	$750,000	$8,161,984
Interest payments on debt	140,781	240,199	132,249	310,983	824,212
	$2,673,568	$3,634,431	$1,617,214	$1,060,983	$8,986,196
Interest for floating rate instruments, as calculated above, assume rates in effect at March 29, 2020 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations, and senior notes are shown without reduction for unamortized discounts and debt issuance costs. Refer to Note 12 of the Notes to the Consolidated financial statements for a breakout of the finance costs.
As of March 29, 2020, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The associated cleanup plan documents were approved in February 2020 and the remaining cleanup activities will begin in 2020. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
Product Liability Matters – The Company is periodically involved in product liability suits related to the operation of its business. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and that product liability suits will not have a material adverse effect on the Company’s Consolidated financial statements.(1)
Off-Balance Sheet Arrangements
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

During 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement as the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. Refer to Note 13 of the Notes to Consolidated financial statements for additional information.
Liquidity and Capital Resources as of March 29, 2020(1)
The Company's response to the COVID-19 pandemic includes actions to preserve cash and secure additional liquidity. The Company has taken a number of specific actions to reduce spending while continuing to invest in new products. The Company expects its planned reductions in spending will preserve approximately $250 million of cash in 2020. In addition, the Company has suspended discretionary share repurchases, and the Company's Board of Directors approved a cash dividend of $0.02 per share for the second quarter of 2020, down from the first quarter 2020 dividend of $0.38 per share.
At March 29, 2020 the Company maintained twelve months of projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities, as follows (in thousands):

March 29, 2020
Cash and cash equivalents	$1,465,061

Availability under credit and conduit facilities:
Credit facilities	404,336
Asset-backed U.S. commercial paper conduit facilities(a)	600,000
1,004,336
$2,469,397
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
On April 1, 2020, immediately following the close of the first quarter of 2020, the Company amended its two five-year credit facilities totaling $1.42 billion, and on April 23, 2020, the Company extended its $195 million 364-day credit facility as discussed below under Credit Facilities. In addition, on April 29, 2020, the Company issued $300 million of secured notes through an on-balance sheet asset-backed securitization transaction as discussed below under Asset-Backed Securitization VIEs. The Company believes that its current cash and available credit provide sufficient liquidity to fund the Company’s operations for at least the next twelve months from the issuance date of this Form 10-Q. To further support the Company's liquidity position, it is also in discussions with a major U.S. bank to secure an additional $1 billion in liquidity. Additionally, the Company expects to access the capital markets in the near future.
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. The Company’s credit ratings all remain investment grade, as of the issuance date of this Form 10-Q, allowing it to maintain access to commercial paper markets, which is an efficient source of funding for the Company. The Company’s short- and long-term debt ratings as of the issuance date of this Form 10-Q, were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P2	Baa2	Negative
Standard & Poor’s	A2	BBB	Negative
Fitch	F2	A-	Negative
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

Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Net cash (used) provided by operating activities	$(8,582)	$32,671
Net cash provided (used) by investing activities	28,288	(77,200)
Net cash provided (used) by financing activities	655,508	(415,679)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,732)	(409)
Net increase (decrease) in cash, cash equivalents and restricted cash	$669,482	$(460,617)
Operating Activities
The decrease in net cash from operating activities for the first quarter of 2020 compared to the same period in 2019 was primarily due to the reduction in sales volume. There were no voluntary qualified pension plan contributions in the first quarter of 2020 or 2019 and no contributions are planned for the remainder of 2020.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance originations and collections. Capital expenditures were $32.9 million in the first three months of 2020 compared to $35.3 million in the same period last year. Net cash inflows from finance receivables for the first three months of 2020 were $96.7 million higher than the same period last year on higher collections and lower originations. Other investing cash inflows were $6.4 million favorable in the first three months of 2020 compared to the same period last year.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments, and debt activity. Cash outflows for share repurchases were $7.1 million in the first three months of 2020 compared to $61.7 million in the same period last year. In the first quarter of 2020, the Company temporarily suspended its discretionary share repurchase program. Share repurchases during the first three months of 2020 included $7.1 million or 0.2 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of March 29, 2020, there were 18.2 million shares remaining on board-approved share repurchase authorizations. The Company paid dividends of $0.380 and $0.375 per share totaling $58.8 million and $60.9 million during the first quarter of 2020 and 2019, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $721.4 million in the first three months of 2020 compared to net cash outflows of $293.7 million in the first three months of 2019. The Company’s total outstanding debt consisted of the following (in thousands):

	March 29, 2020	March 31, 2019
Unsecured commercial paper	$1,335,664	$1,192,925
Asset-backed Canadian commercial paper conduit facility	155,243	142,676
Asset-backed U.S. commercial paper conduit facilities	600,000	526,947
Asset-backed securitization debt, net	1,156,845	18,694
Medium-term notes, net	4,148,984	4,685,636
Senior notes, net	743,466	742,791
	$8,140,202	$7,309,669

Credit Facilities – On April 1, 2020, the Company entered into a $707.5 million five-year credit facility to replace the $765.0 million five-year credit facility that was due to mature in April 2021 and amended the $780.0 million five-year credit facility to $707.5 million with no change to the maturity date of April 2023. The new five-year credit facility matures in April 2025. The Company also has a $195.0 million 364-day credit facility which was due to mature in May 2020. On April 23, 2020, the Company extended the maturity date of this credit facility to August 2020. The 364-day credit facility and the five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments under the Global Credit Facilities. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.74 billion as of March 29, 2020 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at March 29, 2020 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$450,000	LIBOR + 0.50%	May 2018	May 2020
$350,000	2.40%	March 2017	June 2020
$600,000	2.85%	January 2016	January 2021
$450,000	LIBOR + 0.94%	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$660,030 (a)	3.14%	November 2019	November 2024
(a)Euro denominated, €600.0 million par value remeasured to U.S. dollar at March 29, 2020
The fixed-rate U.S. dollar-denominated medium-term notes provide for semi-annual interest payments, the fixed-rate foreign currency-denominated medium-term notes provide for annual interest payments, and the floating-rate medium-term notes provide for quarterly interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $11.0 million and $14.4 million at March 29, 2020 and March 31, 2019, respectively. During the first quarter of 2020, $600.0 million of 2.15% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2019, $600.0 million of 2.25% and $150.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 29, 2020, the Canadian Conduit has an expiration date of June 26, 2020.

During the first quarter of 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million. There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2019.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has two separate agreements, a $300.0 million revolving facility agreement and a $600.0 million revolving facility agreement, with third-party bank-sponsored asset-backed U.S. commercial paper conduits under which it may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In May 2019, the Company amended its $300.0 million revolving facility agreement to allow for incremental borrowings, at the lender's discretion, of up to an additional $300.0 million in excess of the $300.0 million commitment. In November 2019, the Company renewed its existing $600.0 million and the amended $300.0 million revolving facility agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Availability under the revolving facilities (together, the U.S. Conduit Facilities) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
During the first quarter of 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the U.S. Conduit Facilities. There were no finance receivable transfers under the U.S. Conduit Facilities during the first quarter of 2019.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment for the $300.0 million agreement does not include any unused portion of the $300.0 million incremental borrowings. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 29, 2020, the U.S. Conduit Facilities have an expiration date of November 25, 2020.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. Most of the Company’s asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes have various contractual maturities ranging from 2021 to 2027.
During the first quarter of 2020, the Company transferred $580.2 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $525.0 million, or $522.7 million net of discounts and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction. There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2019. There were no off-balance sheet asset-backed securitization transactions during the three months ended March 29, 2020 or March 31, 2019. On April 29, 2020, the Company transferred $352.9 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $300.0 million, or $296.7 million net of issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction.
Support Agreement – The Company has a support agreement with HDFS whereby, if required, the Company agrees to provide HDFS with financial support to maintain HDFS’ fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at the Company’s option as capital contributions or loans. Accordingly, certain debt covenants may restrict the Company’s ability to withdraw funds from HDFS outside the normal course of business. No amount has ever been provided to HDFS under the support agreement.

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
The operating covenants limit the Company’s and HDFS’ ability to:
•Assume or incur certain liens;
•Participate in certain mergers or consolidations; and
•Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’ consolidated debt, excluding secured debt, to HDFS’ consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. As of the end of the first quarter of 2020, the actual ratio was 6.6 to 1.0. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excluding AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
As of March 29, 2020, HDFS and the Company remained in compliance with all of the then existing covenants and expects to remain in compliance for the foreseeable future.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic; (ii) adverse economic, political or market conditions in the U.S. and international markets and other factors such as natural disasters; and (iii) the Company's ability to: (a) execute its business plans and strategies, and strengthen its existing business while enabling long-term growth; (b) manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components; (c) execute its strategy of growing ridership, globally, (d) successfully carry out its global manufacturing and assembly operations; (e) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, (f) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (g) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (h) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns; (i) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (j) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure; (k) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (l) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters; (m) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (n) reduce other costs to offset costs of product development initiatives and redirect capital without adversely affecting its existing business; (o) balance production volumes for its new motorcycles with consumer demand; (p) manage risks that arise through expanding international manufacturing, operations and sales; (q) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment; (r) successfully determine, implement on a timely basis, and maintain a manner in which to sell motorcycles in the European Union, China, and the Company's ASEAN countries that does not subject its motorcycles to incremental tariffs; (s) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (t) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (u) retain and attract talented employees; (v) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (w) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio; (x) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (y) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (z) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (aa) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (bb) manage its exposure to product liability claims and commercial or contractual disputes; (cc) manage its Thailand corporate and manufacturing operations in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (dd) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; and (ee) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain.
The Company's operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism or other factors. Other factors are described in Item 1A. Risk Factors and risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission. Many of these risk factors are impacted by the current changing capital, credit and retail markets and the Company's ability to manage through inconsistent economic conditions.
The Company’s ability to sell its motorcycles and related products and services and to meet its financial expectations also depends on the ability of the Company’s independent dealers to sell its motorcycles and related products and services to retail customers. The Company depends on the capability and financial capacity of its independent dealers to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company. In addition, the Company’s independent dealers and distributors may experience difficulties in operating their businesses and selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions, the impact of the COVID-19 pandemic, or other factors.
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
Refer to Item 1A. Risk Factors of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce such risks, the Company selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes. Sensitivity analysis is used to manage and monitor foreign currency exchange rate and interest rate risk. Further disclosure relating to the fair value of derivative financial instruments is included in Note 10 of the Notes to the Consolidated financial statements.
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
HDFS’ earnings are affected by changes in interest rates. HDFS’ interest rate sensitive financial instruments include finance receivables, debt and interest rate derivatives. HDFS utilizes interest rate swaps and caps to reduce the impact of fluctuations in interest rates on its debt. HDFS also has currency exposure related to financing in currencies other than the functional currency. HDFS utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate fluctuations.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further information concerning the Company's market risk. There have been no material changes to the market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended March 29, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 1A. Risk Factors
The recent COVID-19 outbreak has adversely impacted the Company's business and may have a material adverse impact on the Company's future business, results of operations, financial condition and liquidity.
During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world and was subsequently recognized as a pandemic. This outbreak has severely restricted the level of economic activity around the world, including in the U.S. Globally, the continued spread of COVID-19 has led to supply chain destabilization, facility closures, workforce disruption, and volatility in the economy, and its full impact is not yet known. These impacts expanded significantly during March 2020 and may continue to expand in scope, type and severity.
The Company’s operations and demand for its products have already been adversely impacted as a result of the COVID-19 pandemic. The Company acted quickly and in alignment with government efforts to protect the safety and health of its employees and the Harley-Davidson community. The Company implemented travel restrictions, enhanced sanitation practices, cancelled events and closed facilities including temporarily suspending global manufacturing starting in March 2020. While the impact on demand, facility closures and other restrictions are expected to be temporary, the duration and financial impact to the Company are unknown at this time. To the extent these impacts continue, they will have an adverse effect on the Company's future business, results of operations, financial condition and liquidity.
It is likely that the COVID-19 pandemic will continue to have the following adverse impacts, each of which could be material: (i) disruption of the Company’s supply chain; (ii) disruption of the Company's manufacturing and distribution capabilities; (iii) limitation of the ability of the Company’s global independent dealers to operate including their ability to purchase and sell the Company’s products and meet their loan obligations to the Company; (iv) delay or elimination of retail customer purchases, resulting in decreased demand for the Company’s products; (v) reduction of the Company’s retail credit customers' ability to meet their loan obligations on a timely basis or at all; (vi) disruption of global capital markets impacting the Company’s access to capital, cost of capital, and overall liquidity levels; (vii) delay of the Company’s new product development efforts; and/or (viii) other unpredictable impacts. The overall impact to the Company's future business, results of operations, financial condition and liquidity will depend on the duration and severity of the COVID-19 pandemic.
In addition, refer to Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December, 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Detail related to the Company's repurchases of its common stock based on the date of trade during the quarter ended March 29, 2020 is as follows:

2020 Fiscal Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to February 2	1,099	$36	1,099	8,246,721
February 3 to March 1	197,139	$34	197,139	18,246,721
March 2 to March 29	25,200	$16	25,200	18,246,721
	223,438	$32	223,438
(a)Includes shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock with no dollar limit or expiration date. As of March 29, 2020, 18.2 million shares remained under these authorizations. The Company repurchased no shares on a discretionary basis during the quarter ended March 29, 2020.

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
The Harley-Davidson, Inc. 2014 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2020, the Company acquired 223,438 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
3.1	Harley-Davidson, Inc. Amended By-laws, as amended through April 6, 2020
4.1	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent.
4.2	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent.
4.3	Amendment No. 1 to 364-Day Credit Agreement, dated as of April 23, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 364-Day Credit Agreement, dated as of May 13, 2019, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent.
10.1	Settlement Agreement, dated March 27, 2020, by and among Harley-Davidson, Inc., and Impala Master Fund Ltd. and Impala Asset Management LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 30, 2020 (File No. 1-9183))
10.2	Acting President and Chief Executive Officer offer letter
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 7, 2020	/s/ John A. Olin
John A. Olin
Senior Vice President and
Chief Financial Officer
(Principal financial officer)

Date: May 7, 2020	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)