Form 10-Q
period 2020-06-28
HARLEY-DAVIDSON, INC.
filed 2020-08-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 153,241,253 shares of common stock as of July 31, 2020.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended June 28, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue:
Motorcycles and Related Products	$669,274	$1,434,004	$1,769,062	$2,629,641
Financial Services	195,953	198,615	394,409	387,358
	865,227	1,632,619	2,163,471	3,016,999
Costs and expenses:
Motorcycles and Related Products cost of goods sold	561,646	979,266	1,342,514	1,827,464
Financial Services interest expense	62,187	52,673	114,660	104,997
Financial Services provision for credit losses	91,179	26,383	170,598	60,874
Selling, administrative and engineering expense	224,365	307,617	502,336	576,242
Restructuring expense	41,949	10,423	41,949	24,053
	981,326	1,376,362	2,172,057	2,593,630
Operating (loss) income	(116,099)	256,257	(8,586)	423,369
Other income, net	156	4,037	311	8,697
Investment income	5,757	3,571	410	9,929
Interest expense	7,769	7,784	15,524	15,515
(Loss) income before provision for income taxes	(117,955)	256,081	(23,389)	426,480
Income tax (benefit) provision	(25,738)	60,450	(867)	102,904
Net (loss) income	$(92,217)	$195,631	$(22,522)	$323,576
(Net loss) earnings per share:
Basic	$(0.60)	$1.23	$(0.15)	$2.03
Diluted	$(0.60)	$1.23	$(0.15)	$2.03
Cash dividends per share	$0.020	$0.375	$0.400	$0.750
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net (loss) income	$(92,217)	$195,631	$(22,522)	$323,576
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,443	11,270	(13,012)	11,601
Derivative financial instruments	(6,309)	(11,923)	(26,154)	(12,364)
Pension and postretirement benefit plans	11,958	7,743	23,917	15,486
	27,092	7,090	(15,249)	14,723
Comprehensive (loss) income	$(65,125)	$202,721	$(37,771)	$338,299
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 28, 2020	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,856,597	$833,868	$924,638
Accounts receivable, net	271,431	259,334	325,306
Finance receivables, net of allowance of $75,563, $43,006, and $40,446	1,901,620	2,272,522	2,362,125
Inventories, net	429,339	603,571	470,610
Restricted cash	189,712	64,554	82,248
Other current assets	163,135	168,974	147,234
	6,811,834	4,202,823	4,312,161
Finance receivables, net of allowance of $335,452, $155,575, and $154,550	5,078,371	5,101,844	5,232,280
Property, plant and equipment, net	816,989	847,382	855,998
Prepaid pension costs	73,589	56,014	—
Goodwill	64,192	64,160	64,449
Deferred income taxes	141,566	101,204	134,639
Lease assets	53,031	61,618	54,913
Other long-term assets	116,580	93,114	85,876
	$13,156,152	$10,528,159	$10,740,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317,462	$294,380	$324,464
Accrued liabilities	604,210	582,288	615,905
Short-term debt	1,547,388	571,995	405,695
Current portion of long-term debt, net	2,186,037	1,748,109	2,396,188
	4,655,097	3,196,772	3,742,252
Long-term debt, net	6,488,499	5,124,826	4,650,176
Lease liabilities	36,394	44,447	38,365
Pension liabilities	57,033	56,138	92,750
Postretirement healthcare liabilities	69,964	72,513	92,539
Other long-term liabilities	225,460	229,464	213,593
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,834	1,828	1,827
Additional paid-in-capital	1,494,259	1,491,004	1,474,819
Retained earnings	2,031,329	2,193,997	2,210,318
Accumulated other comprehensive loss	(552,198)	(536,949)	(614,961)
Treasury stock, at cost	(1,351,519)	(1,345,881)	(1,161,362)
	1,623,705	1,803,999	1,910,641
	$13,156,152	$10,528,159	$10,740,316

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 28, 2020	December 31, 2019	June 30, 2019
Balances held by consolidated variable interest entities (Note 13):
Finance receivables, net - current	$631,474	$291,444	$320,710
Other assets	$2,430	$2,420	$1,533
Finance receivables, net - non-current	$2,531,323	$1,027,179	$1,240,081
Restricted cash - current and non-current	$199,748	$63,812	$79,436
Current portion of long-term debt, net	$750,474	$317,607	$360,269
Long-term debt, net	$2,251,473	$937,212	$1,106,736
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 28, 2020	June 30, 2019
Net cash provided by operating activities (Note 7)	$610,203	$496,232
Cash flows from investing activities:
Capital expenditures	(67,026)	(83,229)
Origination of finance receivables	(1,869,569)	(2,064,899)
Collections on finance receivables	1,785,698	1,768,829
Sales and redemptions of marketable securities	—	10,007
Acquisition of business	—	(7,000)
Other investing activities	(381)	11,717
Net cash used by investing activities	(151,278)	(364,575)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,396,602	546,655
Repayments of medium-term notes	(1,400,000)	(750,000)
Proceeds from securitization debt	2,064,450	1,021,353
Repayments of securitization debt	(369,613)	(113,806)
Borrowings of asset-backed commercial paper	225,187	23,373
Repayments of asset-backed commercial paper	(143,306)	(155,286)
Net increase (decrease) in unsecured commercial paper	831,354	(728,606)
Net increase in credit facilities	150,000	—
Deposits	17,995	—
Dividends paid	(61,917)	(120,841)
Repurchase of common stock	(7,156)	(104,621)
Issuance of common stock under share-based plans	41	833
Net cash provided (used) by financing activities	2,703,637	(380,946)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(382)	3,439
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,162,180	$(245,850)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$905,366	$1,259,748
Net increase (decrease) in cash, cash equivalents and restricted cash	3,162,180	(245,850)
Cash, cash equivalents and restricted cash, end of period	$4,067,546	$1,013,898

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$3,856,597	$924,638
Restricted cash	189,712	82,248
Restricted cash included in Other long-term assets	21,237	7,012
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$4,067,546	$1,013,898
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2019	182,816,536	$1,828	$1,491,004	$2,193,997	$(536,949)	$(1,345,881)	$1,803,999
Net income	—	—	—	69,695	—	—	69,695
Other comprehensive loss, net of tax (Note 18)	—	—	—	—	(42,341)	—	(42,341)
Dividends ($0.380 per share)	—	—	—	(58,817)	—	—	(58,817)
Repurchase of common stock	—	—	—	—	—	(7,071)	(7,071)
Share-based compensation	585,053	6	4,137	—	—	604	4,747
Cumulative effect of change in accounting (Note 2)	—	—	—	(78,229)	—	—	(78,229)
Balance, March 29, 2020	183,401,589	1,834	1,495,141	2,126,646	(579,290)	(1,352,348)	1,691,983
Net loss	—	—	—	(92,217)	—	—	(92,217)
Other comprehensive income, net of tax (Note 18)	—	—	—	—	27,092	—	27,092
Dividends ($0.020 per share)	—	—	—	(3,100)	—	—	(3,100)
Repurchase of common stock	—	—	—	—	—	(85)	(85)
Share-based compensation	9,615	—	(882)	—	—	914	32
Balance, June 28, 2020	183,411,204	$1,834	$1,494,259	$2,031,329	$(552,198)	$(1,351,519)	$1,623,705
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2018	181,931,225	$1,819	$1,459,620	$2,007,583	$(629,684)	$(1,065,389)	$1,773,949
Net income	—	—	—	127,945	—	—	127,945
Other comprehensive income, net of tax (Note 18)	—	—	—	—	7,633	—	7,633
Dividends ($0.375 per share)	—	—	—	(60,859)	—	—	(60,859)
Repurchase of common stock	—	—	—	—	—	(61,712)	(61,712)
Share-based compensation	702,687	7	5,961	—	—	4,687	10,655
Balance, March 31, 2019	182,633,912	1,826	1,465,581	2,074,669	(622,051)	(1,122,414)	1,797,611
Net income	—	—	—	195,631	—	—	195,631
Other comprehensive income, net of tax (Note 18)	—	—	—	—	7,090	—	7,090
Dividends ($0.375 per share)	—	—	—	(59,982)	—	—	(59,982)
Repurchase of common stock	—	—	—	—	—	(42,908)	(42,908)
Share-based compensation	9,338	1	9,238	—	—	3,960	13,199
Balance, June 30, 2019	182,643,250	$1,827	$1,474,819	$2,210,318	$(614,961)	$(1,161,362)	$1,910,641
The accompanying notes are an integral part of the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Use of Estimates
The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries, all of which are wholly-owned (the Company), including the accounts of the group of companies the Company refers to as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of June 28, 2020 and June 30, 2019, the Consolidated statements of operations for the three and six month periods then ended, the Consolidated statements of comprehensive (loss) income for the three and six month periods then ended, the Consolidated statements of cash flows for the six month periods then ended, and the Consolidated statements of shareholders' equity for the three and six month periods then ended.
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
During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world, and it was recognized as a pandemic in March 2020. The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world. The COVID-19 pandemic has led to supply chain destabilization, facility closures, workforce disruption, and volatility in the economy, and its full impact is not yet known. These impacts may continue to expand in scope, type and severity.
The Company’s operations and demand for its products have been adversely impacted as a result of the COVID-19 pandemic. The Company acted quickly and in alignment with government efforts to protect the safety and health of its employees and the Harley-Davidson community. The Company implemented travel restrictions, enhanced sanitation practices, cancelled events and closed facilities including temporarily suspending its global manufacturing starting in March 2020. While the Company's global manufacturing has resumed and the impacts on demand, facility closures and other restrictions are expected to be temporary, the duration and financial impact to the Company are unknown at this time. This uncertainty could have an impact in future periods on certain estimates used in the preparation of financial results for the period ending June 28, 2020, including, but not limited to, the allowance for credit losses, goodwill, long-lived assets, fair value measurements, the provision for income tax and hedge accounting with respect to forecasted future transactions.
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

On January 1, 2020, the Company remeasured the allowance for credit losses on financial instruments under the new accounting standard. The difference was recorded as a cumulative effect adjustment to Retained earnings, net of income taxes. The initial adoption of ASU 2016-13 did not impact the Company’s Consolidated statements of operations. The effect of adopting ASU 2016-13 on the Company’s Consolidated balance sheets was as follows (in thousands):

	December 31, 2019	Effect of Adoption	January 1, 2020
ASSETS
Finance receivables(a)	$7,572,947	$—	$7,572,947
Allowance for credit losses on finance receivables(a)	$(198,581)	$(100,604)	$(299,185)
Deferred income taxes	$101,204	$22,484	$123,688

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities	$582,288	$109	$582,397
Retained earnings	$2,193,997	$(78,229)	$2,115,768
(a)Reported as Finance receivables, net on the Consolidated balance sheets, allocated between current and non-current
Financial Statement Comparability to Prior Periods – Beginning in 2020, under ASU 2016-13, the Company recognized full lifetime expected credit losses upon initial recognition of the associated financial instrument. Under ASU 2016-13, changes in the allowance for credit losses and the impact on the provision for credit losses will be affected by the size and composition of the Company's finance receivables portfolios, economic conditions, reasonable and supportable forecasts, and other appropriate factors at each reporting period. Prior periods have not been restated and will continue to be reported in accordance with the previously applicable U.S. GAAP, which generally required that a credit loss be incurred before it was recognized. As such, prior periods will not be comparable to the current period. Additional information on the Company’s finance receivables is discussed further in Note 8.
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
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Motorcycles and Related Products Revenue:
Motorcycles	$446,738	$1,128,063	$1,346,103	$2,092,638
Parts & accessories	168,708	221,258	303,393	380,961
General merchandise	37,805	64,644	86,965	120,045
Licensing	4,903	9,911	12,932	18,488
Other	11,120	10,128	19,669	17,509
	669,274	1,434,004	1,769,062	2,629,641
Financial Services Revenue:
Interest income	168,261	167,077	338,262	326,881
Other	27,692	31,538	56,147	60,477
	195,953	198,615	394,409	387,358
	$865,227	$1,632,619	$2,163,471	$3,016,999
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

	June 28, 2020	June 30, 2019
Balance, beginning of period	$29,745	$29,055
Balance, end of period	31,143	32,568
Previously deferred revenue recognized as revenue in the three months ended June 28, 2020 and June 30, 2019 was $7.9 million and $6.2 million, respectively, and $14.7 million and $12.3 million in the six months ended June 28, 2020 and June 30, 2019. The Company expects to recognize approximately $16.3 million of the remaining unearned revenue over the next 12 months and $14.8 million thereafter.
4. Restructuring Activities
Expenses associated with the Company's restructuring activities are included in Restructuring expense on the Consolidated Statements of Operations.
2020 Restructuring Activities – In the second quarter of 2020, the Company initiated restructuring activities including a workforce reduction and the termination of certain contracts. The workforce reduction will result in the elimination of approximately 700 positions globally, including the termination of approximately 500 employees.
Restructuring expenses related to 2020 restructuring activities initiated in the second quarter, by segment, were as follows (in millions):

Three and Six months ended June 28, 2020
Motorcycles and Related Products	$41.0
Financial Services	0.9
$41.9

Subsequent to June 28, 2020, the Company initiated additional restructuring actions related to the termination of certain current and future products and facility changes.
Based on the actions approved as of the issuance date of this Form 10-Q, the Company expects restructuring expenses of approximately $94 million in 2020 including $44 million related to actions initiated after June 28, 2020. This includes approximately $81 million and $13 million expected to be in incurred in the Motorcycles and Financial Services segments, respectively. Total expected restructuring expenses under the 2020 restructuring activities include approximately $30 million related to employee termination benefits, $38 million related to contract termination and other costs and $26 million related to non-current asset adjustments, including accelerated depreciation and other adjustments to the carrying value of non-current assets.
Changes in accrued restructuring expenses for the 2020 restructuring activities initiated in the second quarter of 2020 which are included in Accrued liabilities on the Consolidated balance sheets were as follows (in thousands):

	Three and Six months ended June 28, 2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	25,321	14,270	2,358	41,949
Utilized – cash	—	—	—	—
Utilized – non cash	—	—	(2,358)	(2,358)
Foreign currency changes	(23)	—	—	(23)
Balance, end of period	$25,298	$14,270	$—	$39,568
2018 Restructuring Activities – In 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which included the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). The consolidation of operations included the elimination of approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility through 2019. The Adelaide facility closure included the elimination of approximately 90 jobs. Through December 31, 2019, the Motorcycles segment incurred cumulative restructuring expenses of $122.2 million and other costs related to temporary inefficiencies of $23.2 million under the Manufacturing Optimization Plan. The plant consolidation and closures were completed in 2019. No expenses were recorded under the Manufacturing Optimization Plan in the six months ended June 28, 2020, and no additional expenses are expected under the plan.
In 2018, the Company initiated a reorganization of its workforce (Reorganization Plan), which was completed in 2019. As a result, approximately 70 employees left the Company on an involuntary basis.
Changes in accrued restructuring expenses for the 2018 restructuring activities which are included in Accrued liabilities on the Consolidated balance sheets during 2019 were as follows (in thousands). The changes in accrued restructuring expenses for the 2018 restructuring activities during the three and six months ended June 28, 2020 were immaterial.

	Three months ended June 30, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$22,401	$—	$187	$22,588	$1,051	$23,639
Restructuring expense (benefit)	8	5,586	4,830	10,424	(1)	10,423
Utilized – cash	(12,734)	—	(4,294)	(17,028)	(882)	(17,910)
Utilized – non cash	—	(5,586)	(696)	(6,282)	—	(6,282)
Foreign currency changes	(14)	—	(4)	(18)	(24)	(42)
Balance, end of period	$9,661	$—	$23	$9,684	$144	$9,828

	Six months ended June 30, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$24,958	$—	$79	$25,037	$3,461	$28,498
Restructuring expense (benefit)	17	13,965	10,466	24,448	(395)	24,053
Utilized – cash	(15,334)	—	(9,822)	(25,156)	(2,896)	(28,052)
Utilized – non cash	—	(13,965)	(696)	(14,661)	—	(14,661)
Foreign currency changes	20	—	(4)	16	(26)	(10)
Balance, end of period	$9,661	$—	$23	$9,684	$144	$9,828
The Company incurred incremental Motorcycles and Related Products cost of goods sold due to temporary inefficiencies resulting from implementing the Manufacturing Optimization Plan during the three and six months ended June 30, 2019 of $4.0 million and $7.6 million, respectively.
5. Income Taxes
The Company’s effective income tax rate for the six months ended June 28, 2020 was 3.7% compared to 24.1% for the six months ended June 30, 2019. The decrease in the 2020 effective income tax rate as compared to 2019 was due primarily to discrete income tax expenses recorded during the six months ended June 28, 2020, including adjustments related to the reassessment of the realizability of certain deferred tax assets, which reduced the Company's income tax benefit for the period. The effective income tax rate for the six months ended June 28, 2020 was determined based on the Company's current projection for full-year 2020 financial results. Given uncertainty surrounding the impact of the COVID-19 pandemic, the Company's projection for full-year 2020 financial results, in total and across its numerous tax jurisdictions, may evolve and ultimately impact the Company's 2020 full-year effective income tax rate.
6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net (loss) income	$(92,217)	$195,631	$(22,522)	$323,576

Basic weighted-average shares outstanding	153,199	158,813	153,103	159,061
Effect of dilutive securities – employee stock compensation plan	—	612	—	664
Diluted weighted-average shares outstanding	153,199	159,425	153,103	159,725
(Net loss) earnings per share:
Basic	$(0.60)	$1.23	$(0.15)	$2.03
Diluted	$(0.60)	$1.23	$(0.15)	$2.03
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 2.4 million and 1.2 million shares for the three months ended June 28, 2020 and June 30, 2019, respectively, and 2.4 million and 1.2 million shares for the six months ended June 28, 2020 and June 30, 2019, respectively.

7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	June 28, 2020	December 31, 2019	June 30, 2019
Mutual funds	$48,725	$52,575	$51,543
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
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories, net consisted of the following (in thousands):

	June 28, 2020	December 31, 2019	June 30, 2019
Raw materials and work in process	$199,300	$235,433	$161,828
Motorcycle finished goods	180,895	280,306	218,069
Parts & accessories and general merchandise	105,570	144,258	149,352
Inventory at lower of FIFO cost or net realizable value	485,765	659,997	529,249
Excess of FIFO over LIFO cost	(56,426)	(56,426)	(58,639)
	$429,339	$603,571	$470,610
Operating Cash Flow – The reconciliation of Net (loss) income to Net cash provided by operating activities was as follows (in thousands):

	Six months ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(22,522)	$323,576
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	95,454	125,386
Amortization of deferred loan origination costs	33,796	38,036
Amortization of financing origination fees	6,661	4,522
Provision for long-term employee benefits	15,704	6,936
Employee benefit plan contributions and payments	(3,678)	(3,637)
Stock compensation expense	4,568	17,285
Net change in wholesale finance receivables related to sales	166,049	(167,594)
Provision for credit losses	170,598	60,874
Deferred income taxes	(19,461)	5,368
Other, net	(9,294)	(10,477)
Changes in current assets and liabilities:
Accounts receivable, net	(15,747)	(17,592)
Finance receivables – accrued interest and other	(2,985)	(4,963)
Inventories, net	163,700	88,146
Accounts payable and accrued liabilities	10,664	34,370
Derivative financial instruments	1,538	4,352
Other	15,158	(8,356)
	632,725	172,656
Net cash provided by operating activities	$610,203	$496,232

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
Finance receivables, net, consisted of the following (in thousands):

	June 28, 2020	December 31, 2019	June 30, 2019
Retail finance receivables	$6,520,919	$6,416,428	$6,549,707
Wholesale finance receivables	870,087	1,156,519	1,239,694
	7,391,006	7,572,947	7,789,401
Allowance for credit losses	(411,015)	(198,581)	(194,996)
	$6,979,991	$7,374,366	$7,594,405
On January 1, 2020, the Company adopted ASU 2016-13, which requires an entity to recognize expected lifetime losses on finance receivables upon origination. The allowance for credit losses as of June 28, 2020 represents the Company’s estimate of lifetime losses for its finance receivables. Prior to the adoption of ASU 2016-13, the Company maintained an allowance for credit losses based on the Company’s estimate of probable losses inherent in the finance receivable portfolio as of the balance sheet date.
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
Changes in the Company’s outlook on economic conditions impacted the retail and wholesale estimates for expected credit losses at June 28, 2020. As part of the January 1, 2020 adoption of ASU 2016-13, the Company expected to be operating in a negative economic environment throughout 2020, the Company’s economic forecast worsened during the first quarter of 2020 as a result of the impact of the COVID-19 pandemic. During the second quarter of 2020, the Company’s outlook on economic conditions further deteriorated driven by the impact of the COVID-19 pandemic with recessionary conditions continuing to restrain the U.S. economy, including continued high unemployment rates and a slow U.S. Gross Domestic Product (GDP) recovery.
The historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to produce reasonable and supportable allowance balances. These factors include motorcycle recovery value considerations, delinquency adjustments associated with COVID-19 payment extensions and specific problem loan trends.
Due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company in either portfolio could differ from the amounts estimated. Further, the Company’s allowance for credit losses incorporates management’s expectations surrounding the economic forecasts and known conditions at the balance sheet date. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 28, 2020
	Retail	Wholesale	Total
Balance, beginning of period	$311,368	$24,128	$335,496
Provision for credit losses	94,050	(2,871)	91,179
Charge-offs	(29,859)	—	(29,859)
Recoveries	14,199	—	14,199
Balance, end of period	$389,758	$21,257	$411,015
	Three months ended June 30, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$181,426	$9,446	$190,872
Provision for credit losses	27,555	(1,172)	26,383
Charge-offs	(35,741)	—	(35,741)
Recoveries	13,482	—	13,482
Balance, end of period	$186,722	$8,274	$194,996
	Six months ended June 28, 2020
	Retail	Wholesale	Total
Balance, beginning of period	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	95,558	5,046	100,604
Provision for credit losses	164,467	6,131	170,598
Charge-offs	(85,074)	—	(85,074)
Recoveries	26,306	—	26,306
Balance, end of period	$389,758	$21,257	$411,015

	Six months ended June 30, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	60,387	487	60,874
Charge-offs	(80,462)	—	(80,462)
Recoveries	24,699	—	24,699
Balance, end of period	$186,722	$8,274	$194,996
(a)On January 1, 2020, the Company adopted ASU 2016-13 and increased the allowance for loan loss through Retained earnings, net of income taxes, to establish an allowance that represents expected lifetime credit losses on the finance receivable portfolios at date of adoption.
The Company manages retail credit risk through its credit approval process and ongoing collection efforts. The Company uses FICO scores, a standard credit rating measurement, to differentiate the expected default rates of retail credit applicants, enabling the Company to better evaluate credit applicants for approval and to tailor pricing according to this assessment. For the Company’s U.S. and Canadian retail finance receivables, the Company determines the credit quality indicator for each loan at origination and does not update the credit quality indicator subsequent to the loan origination date.
As loan performance by credit quality indicator differs between the U.S. and Canadian retail loans, the Company’s credit quality indicators vary for the two portfolios. For U.S. retail finance receivables, those with a FICO score of 740 or above at origination are generally considered super prime, loans with a FICO score between 640 and 740 are generally categorized as prime, and loans with FICO score below 640 are generally considered sub-prime. For Canadian retail finance receivables, those with a FICO score of 700 or above at origination are generally considered super prime, loans with a FICO score between 620 and 700 are generally categorized as prime, and loans with FICO score below 620 are generally considered sub-prime.
The amortized cost of the Company's U.S. and Canadian retail finance receivables by credit quality indicator and vintage, as of June 28, 2020, was as follows (in thousands):

	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$486,327	$737,419	$474,280	$234,239	$114,496	$54,661	$2,101,422
Prime	670,363	973,046	644,846	388,039	223,960	131,367	3,031,621
Sub-prime	271,843	360,812	217,720	138,998	95,630	79,754	1,164,757
	1,428,533	2,071,277	1,336,846	761,276	434,086	265,782	6,297,800
Canadian Retail:
Super prime	34,715	57,818	35,786	19,265	8,508	3,687	159,779
Prime	11,548	15,741	11,598	7,932	4,093	3,187	54,099
Sub-prime	1,970	2,720	1,881	1,289	782	599	9,241
	48,233	76,279	49,265	28,486	13,383	7,473	223,119
	$1,476,766	$2,147,556	$1,386,111	$789,762	$447,469	$273,255	$6,520,919
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

	December 31, 2019	June 30, 2019
Prime	$5,278,093	$5,372,712
Sub-prime	1,138,335	1,176,995
	$6,416,428	$6,549,707
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
The amortized cost of wholesale financial receivables, by credit quality indicator and vintage, was as follows as of June 28, 2020 (in thousands):

	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$2,376	$1,774	$107	$25	$43	$4,325
Doubtful	579	1,009	188	—	—	—	1,776
Substandard	944	966	53	—	—	—	1,963
Special Mention	5,345	5,281	564	—	—	1,805	12,995
Medium Risk	6,690	3,587	301	63	—	—	10,641
Low Risk	517,708	273,408	29,301	8,965	6,006	2,999	838,387
	$531,266	$286,627	$32,181	$9,135	$6,031	$4,847	$870,087
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

	December 31, 2019	June 30, 2019
Doubtful	$11,664	$6,850
Substandard	6,122	7,643
Special Mention	16,125	12,642
Medium Risk	16,800	6,170
Low Risk	1,105,808	1,206,389
	$1,156,519	$1,239,694
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $5.0 million and $11.4 million of accrued interest against interest income during the three and six months ended June 28, 2020, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under ASU 2016-13 to exclude accrued interest from its allowance for credit losses. Accordingly, as of June 28, 2020, December 31, 2019 and June 30, 2019, all retail finance receivables were accounted for as interest-earning receivables, of which $16.0 million, $48.0 million and $30.4 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and six months ended June 28, 2020. As such, the Company did not reverse any accrued interest in that period. At June 28, 2020, December 31, 2019 and June 30, 2019, $3.5 million, $2.6 million, and $2.1 million, respectively, of wholesale finance receivables were 90 days or more past due and accruing interest.

Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2020	June 28, 2020	Recognized
Wholesale:
No related allowance recorded	$—	$—	$—
Related allowance recorded	4,994	4,325	—
	$4,994	$4,325	$—
The aging analysis of finance receivables was as follows (in thousands):

	June 28, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,425,078	$63,190	$16,631	$16,020	$95,841	$6,520,919
Wholesale finance receivables	864,911	1,261	413	3,502	5,176	870,087
	$7,289,989	$64,451	$17,044	$19,522	$101,017	$7,391,006

	December 31, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,171,930	$142,479	$53,995	$48,024	$244,498	$6,416,428
Wholesale finance receivables	1,152,416	1,145	384	2,574	4,103	1,156,519
	$7,324,346	$143,624	$54,379	$50,598	$248,601	$7,572,947

	June 30, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,359,499	$119,770	$40,015	$30,423	$190,208	$6,549,707
Wholesale finance receivables	1,236,747	577	320	2,050	2,947	1,239,694
	$7,596,246	$120,347	$40,335	$32,473	$193,155	$7,789,401
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that were individually evaluated for impairment and those that were collectively evaluated for impairment, were as follows (in thousands):

	December 31, 2019
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$2,100	$2,100
Collectively evaluated for impairment	188,501	7,980	196,481
	$188,501	$10,080	$198,581
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$4,601	$4,601
Collectively evaluated for impairment	6,416,428	1,151,918	7,568,346
	$6,416,428	$1,156,519	$7,572,947

	June 30, 2019
	Retail	Wholesale	Total
Allowance for credit losses, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	186,722	8,274	194,996
	$186,722	$8,274	$194,996
Finance receivables, ending balance:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	6,549,707	1,239,694	7,789,401
	$6,549,707	$1,239,694	$7,789,401
At June 30, 2019, there were no wholesale receivables that were individually deemed to be impaired under ASC Topic 310, Receivables. Additional information related to the wholesale finance receivables that were individually deemed to be impaired at December 31, 2019 included the following (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	4,994	4,601	2,100	4,976	—
	$4,994	$4,601	$2,100	$4,976	$—
Retail finance receivables were not evaluated individually for impairment prior to charge-off at December 31, 2019 or June 30, 2019.
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize the economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total troubled restructured finance receivables are not significant as of June 28, 2020, December 31, 2019 and June 30, 2019. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. During the second quarter of 2020, the Company offered an increased amount of payment due date extensions on eligible retail loans to help retail customers get through short-term financial difficulties associated with the COVID-19 pandemic.
9. Goodwill, Intangible and Long-Lived Assets
Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company also periodically evaluates whether there are indicators that the carrying value of long-lived assets to be held and used may not be recoverable. The Company has assessed the changes in events and circumstances related to the COVID-19 pandemic and determined there was no impairment of goodwill or long-lived assets during the three and six months ended June 28, 2020.
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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Thai baht, Indian rupee, and Pound sterling. The Company's foreign currency exchange contracts generally have maturities of less than one year.

The Company utilizes commodity contracts to mitigate the effects of commodity price fluctuations related to metals and fuel consumed in the Company’s motorcycle operations. The Company's commodity contracts generally have maturities of less than one year.
The Company periodically utilizes treasury rate lock contracts to fix the interest rate on a portion of the principal related to an anticipated issuance of long-term debt, interest rate swaps to reduce the impact of fluctuations in interest rates on medium-term notes with floating interest rates, and cross-currency swaps to mitigate the effect of foreign currency exchange rate fluctuations on foreign currency-denominated debt. The Company also utilizes interest rate caps to facilitate certain asset-backed securitization transactions.
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
Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in other comprehensive income (loss) (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a designated hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in income.
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	June 28, 2020			December 31, 2019			June 30, 2019
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$359,754	$3,108	$1,537	$434,321	$3,505	$3,661	$495,736	$6,638	$3,490
Commodity contracts	581	—	49	616	—	80	627	—	69
Cross-currency swap	1,367,460	24,288	29,975	660,780	8,326	—	—	—	—
Interest rate swaps	450,000	—	9,120	900,000	—	9,181	900,000	—	11,920
	$2,177,795	$27,396	$40,681	$1,995,717	$11,831	$12,922	$1,396,363	$6,638	$15,479

	Derivative Financial Instruments Not Designated as Hedging Instruments
	June 28, 2020			December 31, 2019			June 30, 2019
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$173,805	$1,295	$247	$220,139	$721	$865	$317,344	$273	$1,816
Commodity contracts	7,401	214	491	8,270	95	147	7,710	5	260
Interest rate cap	1,277,389	152	—	375,980	2	—	481,509	4	—
	$1,458,595	$1,661	$738	$604,389	$818	$1,012	$806,563	$282	$2,076

The amounts of gains and losses related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Foreign currency contracts	$(4,062)	$(2,865)	$12,837	$1,287	$5,305	$7,668	$8,705	$10,121
Commodity contracts	(28)	(70)	(157)	(40)	(53)	(7)	(188)	(17)
Cross-currency swap	35,595	—	(14,014)	—	36,915	—	24,009	—
Treasury rate locks	—	—	—	—	(122)	(123)	(246)	(245)
Interest rate swaps	(1,176)	(5,856)	(6,509)	(8,861)	(3,453)	(830)	(6,569)	(1,436)
	$30,329	$(8,791)	$(7,843)	$(7,614)	$38,592	$6,708	$25,711	$8,423
The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended June 28, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$561,646	$224,365	$7,769	$62,187

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$5,305	$—	$—	$—
Commodity contracts	$(53)	$—	$—	$—
Cross-currency swap	$—	$36,915	$—	$—
Treasury rate locks	$—	$—	$(90)	$(32)
Interest rate swaps	$—	$—	$—	$(3,453)
	Three months ended June 30, 2019
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$979,266	$307,617	$7,784	$52,673

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$7,668	$—	$—	$—
Commodity contracts	$(7)	$—	$—	$—
Treasury rate locks	$—	$—	$(91)	$(32)
Interest rate swaps	$—	$—	$—	$(830)

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Six months ended June 28, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,342,514	$502,336	$15,524	$114,660

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$8,705	$—	$—	$—
Commodity contracts	$(188)	$—	$—	$—
Cross-currency swaps	$—	$24,009	$—	$—
Treasury rate locks	$—	$—	$(181)	$(65)
Interest rate swaps	$—	$—	$—	$(6,569)
	Six months ended June 30, 2019
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,827,464	$576,242	$15,515	$104,997

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$10,121	$—	$—	$—
Commodity contracts	$(17)	$—	$—	$—
Treasury rate locks	$—	$—	$(181)	$(64)
Interest rate swaps	$—	$—	$—	$(1,436)
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at June 28, 2020, estimated to be reclassified into income over the next 12 months was $16.8 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the interest rate cap was recorded in Financial Services interest expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Foreign currency contracts	$(522)	$(1,004)	$1,672	$(117)
Commodity contracts	558	(310)	(993)	7
Interest rate cap	(427)	(141)	(427)	(141)
	$(391)	$(1,455)	$252	$(251)
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
Operating lease expense for the three months ended June 28, 2020 and June 30, 2019 was $6.5 million and $6.4 million, respectively, and $13.8 million and $12.7 million for the six months ended June 28, 2020 and June 30, 2019, respectively. This includes variable lease costs related to leases involving assets operated by a third party of approximately $1.3 million and $2.0 million for the three months ended June 28, 2020 and June 30, 2019, respectively, and $3.2 million and $3.2 million for the six months ended June 28, 2020 and June 30, 2019, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases was as follows (in thousands):

	June 28, 2020	December 31, 2019	June 30, 2019
Lease assets	$53,031	$61,618	$54,913

Accrued liabilities	$18,154	$19,013	$18,133
Lease liabilities	36,394	44,447	38,365
	$54,548	$63,460	$56,498
Future maturities of the Company's operating lease liabilities as of June 28, 2020 were as follows (in thousands):

Operating Leases
2020	$10,146
2021	18,388
2022	13,410
2023	6,543
2024	4,556
Thereafter	4,825
Future lease payments	57,868
Present value discount	(3,320)
Lease liabilities	$54,548
Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Cash outflows for amounts included in the measurement of lease liabilities	$5,242	$4,510	$10,619	$9,871
Right-of-use assets obtained in exchange for lease obligations	$1,096	$3,964	$1,653	$4,262

	June 28, 2020	December 31, 2019	June 30, 2019
Weighted-average remaining lease term (in years)	4.03	4.68	4.44
Weighted-average discount rate	3.3%	2.1%	3.2%

12. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	June 28, 2020	December 31, 2019	June 30, 2019
Unsecured commercial paper	$1,397,388	$571,995	$405,695
364-day credit facility borrowings	150,000	—	—
	$1,547,388	$571,995	$405,695
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		June 28, 2020	December 31, 2019	June 30, 2019
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$144,661	$114,693	$148,740
Asset-backed U.S. commercial paper conduit facilities		540,840	490,427	464,136
Asset-backed securitization debt		2,472,529	766,965	1,006,410
Unamortized discounts and debt issuance costs		(11,422)	(2,573)	(3,541)
		3,146,608	1,369,512	1,615,745
Unsecured notes (at par value):
Medium-term notes:
Due in 2019, issued September 2014	2.40%	—	—	600,000
Due in 2020, issued February 2015	2.15%	—	600,000	600,000
Due in 2020, issued May 2018	LIBOR + 0.50%	—	450,000	450,000
Due in 2020, issued March 2017	2.40%	—	350,000	350,000
Due in 2021, issued January 2016	2.85%	600,000	600,000	600,000
Due in 2021, issued November 2018	LIBOR + 0.94%	450,000	450,000	450,000
Due in 2021, issued May 2018	3.55%	350,000	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	729,885	—	—
Due in 2024, issued November 2019(b)	3.14%	673,740	672,936	—
Due in 2025, issued June 2020	3.35%	700,000	—	—
Unamortized discounts and debt issuance costs		(19,332)	(12,809)	(12,340)
		4,784,293	4,760,127	4,687,660

		June 28, 2020	December 31, 2019	June 30, 2019
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(6,365)	(6,704)	(7,041)
		743,635	743,296	742,959
		5,527,928	5,503,423	5,430,619
Long-term debt		8,674,536	6,872,935	7,046,364
Current portion of long-term debt, net		(2,186,037)	(1,748,109)	(2,396,188)
Long-term debt, net		$6,488,499	$5,124,826	$4,650,176
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at June 28, 2020
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at June 28, 2020 and December 31, 2019, respectively
13. Asset-Backed Financing
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
If the Company meets all three of the sale criteria above, the transaction is recorded as a sale for accounting purposes and is referred to as an off-balance sheet asset-backed financing. Upon sale, the retail motorcycle finance receivables are removed from the Company’s Consolidated balance sheets and a gain or loss is recognized for the difference between the cash proceeds received, the assets derecognized, and the liabilities recognized as part of the transaction. The gain or loss on sale is included in Financial Services revenue on the Consolidated statements of operations.
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	June 28, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,780,217	$(166,635)	$161,257	$1,235	$2,776,074	$2,461,107
Asset-backed U.S. commercial paper conduit facilities	584,153	(34,938)	38,491	1,195	588,901	540,840
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	220,286	(7,669)	11,201	142	223,960	144,661
	$3,584,656	$(209,242)	$210,949	$2,572	$3,588,935	$3,146,608

	December 31, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$826,047	$(24,935)	$36,037	$778	$837,927	$764,392
Asset-backed U.S. commercial paper conduit facilities	533,587	(16,076)	27,775	1,642	546,928	490,427
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	232,699	(2,786)	7,686	296	237,895	114,693
	$1,592,333	$(43,797)	$71,498	$2,716	$1,622,750	$1,369,512

	June 30, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$1,106,973	$(32,426)	$52,593	$277	$1,127,417	$1,002,869
Asset-backed U.S. commercial paper conduit facilities	500,895	(14,651)	26,843	1,256	514,343	464,136
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	171,944	(3,058)	9,824	272	178,982	148,740
	$1,779,812	$(50,135)	$89,260	$1,805	$1,820,742	$1,615,745
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes have various contractual maturities ranging from 2021 to 2028.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in thousands):

	2020			2019
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$580,200	$525,000	$522,700	$—	$—	$—
Second quarter	1,840,500	1,550,200	$1,541,800	1,120,000	1,025,000	1,021,300
	$2,420,700	$2,075,200	$2,064,500	$1,120,000	$1,025,000	$1,021,300
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
Under the U.S. Conduit Facilities, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment for the $300.0 million agreement does not include any unused portion of the $300.0 million incremental borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 28, 2020, the U.S. Conduit Facilities have an expiration date of November 25, 2020.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds were as follows (in thousands):

	2020		2019
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$195,300	$163,600	$—	$—
Second quarter	—	—	—	—
	$195,300	$163,600	$—	$—
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2020, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 28, 2020, the Canadian Conduit has an expiration date of June 25, 2021.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $79.3 million at June 28, 2020. The maximum exposure is not an indication of the Company's expected loss exposure.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in thousands):

	2020		2019
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$77,900	$61,600	$—	$—
Second quarter	—	—	28,200	23,400
	$77,900	$61,600	$28,200	$23,400
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the six months ended June 28, 2020 or June 30, 2019. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and are not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
The Company is not the primary beneficiary of the off-balance sheet asset-backed securitization VIE because it only retained servicing rights and does not have the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. Accordingly, this transaction met the accounting sale requirements under ASC Topic 860 and was recorded as a sale for accounting purposes. Upon the sale, the retail motorcycle finance receivables were removed from the Company’s Consolidated balance sheets and a gain was recognized for the difference between the cash proceeds received, the assets derecognized and the liabilities recognized as part of the transaction. The gain on sale was included in Financial Services revenue on the Consolidated statements of operations. In April 2020, this off-balance sheet asset-backed securitization VIE was repurchased for $27.4 million.
Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue on the Consolidated statements of operations. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.1 million and $0.3 million during the six months ended June 28, 2020 and June 30, 2019, respectively.

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	June 28, 2020	December 31, 2019	June 30, 2019
On-balance sheet retail motorcycle finance receivables	$6,362,139	$6,274,551	$6,441,261
Off-balance sheet retail motorcycle finance receivables	—	35,197	54,699
	$6,362,139	$6,309,748	$6,495,960
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	June 28, 2020	December 31, 2019	June 30, 2019
On-balance sheet retail motorcycle finance receivables	$95,841	$244,498	$190,208
Off-balance sheet retail motorcycle finance receivables	—	885	1,065
	$95,841	$245,383	$191,273
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
On-balance sheet retail motorcycle finance receivables	$15,660	$22,259	$58,768	$55,763
Off-balance sheet retail motorcycle finance receivables	—	161	13	392
	$15,660	$22,420	$58,781	$56,155

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
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 28, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,572,900	$3,522,900	$50,000
Marketable securities	48,725	48,725	—
Derivative financial instruments	29,057	—	29,057
	$3,650,682	$3,571,625	$79,057
Liabilities:
Derivative financial instruments	$41,419	$—	$41,419

	December 31, 2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$624,832	$459,885	$164,947
Marketable securities	52,575	52,575	—
Derivative financial instruments	12,649	—	12,649
	$690,056	$512,460	$177,596
Liabilities:
Derivative financial instruments	$13,934	$—	$13,934
	June 30, 2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$619,600	$619,600	$—
Marketable securities	51,543	51,543	—
Derivative financial instruments	6,920	—	6,920
	$678,063	$671,143	$6,920
Liabilities:
Derivative financial instruments	$17,555	$—	$17,555
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $15.8 million, $21.4 million and $19.4 million at June 28, 2020, December 31, 2019 and June 30, 2019, respectively, for which the fair value adjustment was $2.6 million, $11.9 million and $5.9 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	June 28, 2020		December 31, 2019		June 30, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,143,575	$6,979,991	$7,419,627	$7,374,366	$7,672,939	$7,594,405
Liabilities:
Deposits	$17,996	$17,996	$—	$—	$—	$—
Debt:
Unsecured commercial paper	$1,397,388	$1,397,388	$571,995	$571,995	$405,695	$405,695
364-day credit facility borrowings	$150,000	$150,000	$—	$—	$—	$—
Asset-backed U.S. commercial paper conduit facilities	$540,840	$540,840	$490,427	$490,427	$464,136	$464,136
Asset-backed Canadian commercial paper conduit facility	$144,661	$144,661	$114,693	$114,693	$148,740	$148,740
Asset-backed securitization debt	$2,484,956	$2,461,107	$768,094	$764,392	$1,007,205	$1,002,869
Medium-term notes	$4,805,766	$4,784,293	$4,816,153	$4,760,127	$4,719,053	$4,687,660
Senior notes	$790,355	$743,635	$774,949	$743,296	$756,243	$742,959

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
Deposits – The carrying value of deposits is amortized cost. The fair value is calculated using Level 2 inputs and approximates carrying value due to its short maturity.
Debt – The carrying value of debt is generally amortized cost, net of discounts and debt issuance costs. The fair value of unsecured commercial paper and credit facility borrowings are calculated using Level 2 inputs and approximates carrying value due to its short maturity. The fair value of debt provided under the U.S. Conduit Facilities and Canadian Conduit Facility is calculated using Level 2 inputs and approximates carrying value since the interest rates charged under the facility are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs).
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
Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company records estimated recall costs when the liability is both probable and estimable. This generally occurs when the Company's management approves and commits to a recall. Changes in the Company’s warranty and recall liabilities were as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Balance, beginning of period	$86,308	$122,387	$89,793	$131,740
Warranties issued during the period	6,232	17,350	17,257	28,967
Settlements made during the period	(10,737)	(26,768)	(24,894)	(46,385)
Recalls and changes to pre-existing warranty liabilities	1,710	(4,165)	1,357	(5,518)
Balance, end of period	$83,513	$108,804	$83,513	$108,804
The liability for recall campaigns was $32.0 million, $36.4 million and $47.6 million at June 28, 2020, December 31, 2019 and June 30, 2019, respectively. Additionally, during the six months ended June 30, 2019 the Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million.

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

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Pension and SERPA Benefits:
Service cost	$6,806	$6,632	$13,612	$13,264
Interest cost	19,111	21,371	38,223	42,742
Expected return on plan assets	(33,764)	(35,581)	(67,528)	(71,162)
Amortization of unrecognized:
Prior service credit	(272)	(483)	(544)	(966)
Net loss	16,372	11,128	32,744	22,256
Net periodic benefit cost	$8,253	$3,067	$16,507	$6,134
Postretirement Healthcare Benefits:
Service cost	$1,202	$1,185	$2,403	$2,369
Interest cost	2,336	2,938	4,672	5,876
Expected return on plan assets	(3,467)	(3,507)	(6,934)	(7,014)
Amortization of unrecognized:
Prior service credit	(595)	(595)	(1,190)	(1,190)
Net loss	123	69	246	138
Special retirement benefit cost	—	1,583	—	1,583
Curtailment gain	—	(960)	—	(960)
Net periodic benefit cost	$(401)	$713	$(803)	$802
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
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The associated cleanup plan documents were approved in February 2020 and the remaining cleanup activities are expected to begin in late 2020 or early 2021. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
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
18. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended June 28, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(75,268)	$(34,431)	$(469,591)	$(579,290)
Other comprehensive income, before reclassifications	22,056	30,329	—	52,385
Income tax expense	(613)	(6,686)	—	(7,299)
	21,443	23,643	—	45,086
Reclassifications:
Net gains on derivative financial instruments	—	(38,592)	—	(38,592)
Prior service credits(a)	—	—	(867)	(867)
Actuarial losses(a)	—	—	16,495	16,495
Reclassifications before tax	—	(38,592)	15,628	(22,964)
Income tax benefit (expense)	—	8,640	(3,670)	4,970
	—	(29,952)	11,958	(17,994)
Other comprehensive income (loss)	21,443	(6,309)	11,958	27,092
Balance, end of period	$(53,825)	$(40,740)	$(457,633)	$(552,198)

	Three months ended June 30, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,277)	$1,344	$(574,118)	$(622,051)
Other comprehensive income (loss), before reclassifications	11,152	(8,791)	—	2,361
Income tax benefit	118	1,990	—	2,108
	11,270	(6,801)	—	4,469
Reclassifications:
Net gains on derivative financial instruments	—	(6,708)	—	(6,708)
Prior service credits(a)	—	—	(1,078)	(1,078)
Actuarial losses(a)	—	—	11,197	11,197
Reclassifications before tax	—	(6,708)	10,119	3,411
Income tax benefit (expense)	—	1,586	(2,376)	(790)
	—	(5,122)	7,743	2,621
Other comprehensive income (loss)	11,270	(11,923)	7,743	7,090
Balance, end of period	$(38,007)	$(10,579)	$(566,375)	$(614,961)

	Six months ended June 28, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive loss, before reclassifications	(13,765)	(7,843)	—	(21,608)
Income tax benefit	753	1,582	—	2,335
	(13,012)	(6,261)	—	(19,273)
Reclassifications:
Net gains on derivative financial instruments	—	(25,711)	—	(25,711)
Prior service credits(a)	—	—	(1,734)	(1,734)
Actuarial losses(a)	—	—	32,990	32,990
Reclassifications before tax	—	(25,711)	31,256	5,545
Income tax benefit (expense)	—	5,818	(7,339)	(1,521)
	—	(19,893)	23,917	4,024
Other comprehensive (loss) income	(13,012)	(26,154)	23,917	(15,249)
Balance, end of period	$(53,825)	$(40,740)	$(457,633)	$(552,198)

	Six months ended June 30, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$1,785	$(581,861)	$(629,684)
Other comprehensive income (loss), before reclassifications	11,758	(7,614)	—	4,144
Income tax (expense) benefit	(157)	1,676	—	1,519
	11,601	(5,938)	—	5,663
Reclassifications:
Net gains on derivative financial instruments	—	(8,423)	—	(8,423)
Prior service credits(a)	—	—	(2,156)	(2,156)
Actuarial losses(a)	—	—	22,394	22,394
Reclassifications before tax	—	(8,423)	20,238	11,815
Income tax benefit (expense)	—	1,997	(4,752)	(2,755)
	—	(6,426)	15,486	9,060
Other comprehensive income (loss)	11,601	(12,364)	15,486	14,723
Balance, end of period	$(38,007)	$(10,579)	$(566,375)	$(614,961)
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
Select segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Motorcycles and Related Products:
Motorcycles revenue	$669,274	$1,434,004	$1,769,062	$2,629,641
Gross profit	107,628	454,738	426,548	802,177
Selling, administrative and engineering expense	187,647	263,587	422,000	489,015
Restructuring expense	41,005	10,423	41,005	24,053
Operating (loss) income	(121,024)	180,728	(36,457)	289,109
Financial Services:
Financial Services revenue	195,953	198,615	394,409	387,358
Financial Services expense	190,084	123,086	365,594	253,098
Restructuring expense	944	—	944	—
Operating income	4,925	75,529	27,871	134,260
Operating (loss) income	$(116,099)	$256,257	$(8,586)	$423,369

20. Supplemental Consolidating Data
The supplemental consolidating data is presented for informational purposes and is different than segment information due to the allocation of consolidating reporting adjustments to the reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended June 28, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$670,905	$—	$(1,631)	$669,274
Financial Services	—	194,872	1,081	195,953
	670,905	194,872	(550)	865,227
Costs and expenses:
Motorcycles and Related Products cost of goods sold	561,646	—	—	561,646
Financial Services interest expense	—	62,187	—	62,187
Financial Services provision for credit losses	—	91,179	—	91,179
Selling, administrative and engineering expense	190,300	34,690	(625)	224,365
Restructuring expense	41,005	944	—	41,949
	792,951	189,000	(625)	981,326
Operating (loss) income	(122,046)	5,872	75	(116,099)
Other income, net	156	—	—	156
Investment income	5,757	—	—	5,757
Interest expense	7,769	—	—	7,769
(Loss) income before income taxes	(123,902)	5,872	75	(117,955)
Income tax (benefit) provision	(26,938)	1,200	—	(25,738)
Net (loss) income	$(96,964)	$4,672	$75	$(92,217)

	Six months ended June 28, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,774,163	$—	$(5,101)	$1,769,062
Financial Services	—	390,758	3,651	394,409
	1,774,163	390,758	(1,450)	2,163,471
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,342,514	—	—	1,342,514
Financial Services interest expense	—	114,660	—	114,660
Financial Services provision for credit losses	—	170,598	—	170,598
Selling, administrative and engineering expense	428,046	76,129	(1,839)	502,336
Restructuring expense	41,005	944	—	41,949
	1,811,565	362,331	(1,839)	2,172,057
Operating (loss) income	(37,402)	28,427	389	(8,586)
Other income, net	311	—	—	311
Investment income	100,410	—	(100,000)	410
Interest expense	15,524	—		15,524
Income (loss) before income taxes	47,795	28,427	(99,611)	(23,389)
Income tax (benefit) provision	(7,667)	6,800	—	(867)
Net income (loss)	$55,462	$21,627	$(99,611)	$(22,522)

	Three months ended June 30, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,439,685	$—	$(5,681)	$1,434,004
Financial Services	—	196,197	2,418	198,615
	1,439,685	196,197	(3,263)	1,632,619
Costs and expenses:
Motorcycles and Related Products cost of goods sold	978,761	—	505	979,266
Financial Services interest expense	—	52,673	—	52,673
Financial Services provision for credit losses	—	26,383	—	26,383
Selling, administrative and engineering expense	267,777	43,586	(3,746)	307,617
Restructuring expense	10,423	—	—	10,423
	1,256,961	122,642	(3,241)	1,376,362
Operating income	182,724	73,555	(22)	256,257
Other income, net	4,037	—	—	4,037
Investment income	48,571	—	(45,000)	3,571
Interest expense	7,784	—	—	7,784
Income before provision for income taxes	227,548	73,555	(45,022)	256,081
Provision for income taxes	43,348	17,102	—	60,450
Net income	$184,200	$56,453	$(45,022)	$195,631

	Six months ended June 30, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$2,639,694	$—	$(10,053)	$2,629,641
Financial Services	—	382,950	4,408	387,358
	2,639,694	382,950	(5,645)	3,016,999
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,827,464	—	—	1,827,464
Financial Services interest expense	—	104,997	—	104,997
Financial Services provision for credit losses	—	60,874	—	60,874
Selling, administrative and engineering expense	495,769	86,174	(5,701)	576,242
Restructuring expense	24,053	—	—	24,053
	2,347,286	252,045	(5,701)	2,593,630
Operating income	292,408	130,905	56	423,369
Other income, net	8,697	—	—	8,697
Investment income	99,929	—	(90,000)	9,929
Interest expense	15,515	—	—	15,515
Income before provision for income taxes	385,519	130,905	(89,944)	426,480
Provision for income taxes	71,905	30,999	—	102,904
Net income	$313,614	$99,906	$(89,944)	$323,576

	June 28, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$446,425	$3,410,172	$—	$3,856,597
Accounts receivable, net	564,922	—	(293,491)	271,431
Finance receivables, net	—	1,901,620	—	1,901,620
Inventories, net	429,339	—	—	429,339
Restricted cash	—	189,712	—	189,712
Other current assets	119,591	66,387	(22,843)	163,135
	1,560,277	5,567,891	(316,334)	6,811,834
Finance receivables, net	—	5,078,371	—	5,078,371
Property, plant and equipment, net	766,546	50,443	—	816,989
Prepaid pension costs	73,589	—	—	73,589
Goodwill	64,192	—	—	64,192
Deferred income taxes	48,326	94,215	(975)	141,566
Lease assets	47,754	5,277	—	53,031
Other long-term assets	176,358	33,840	(93,618)	116,580
	$2,737,042	$10,830,037	$(410,927)	$13,156,152
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,996	$337,957	$(293,491)	$317,462
Accrued liabilities	446,819	179,478	(22,087)	604,210
Short-term debt	—	1,547,388	—	1,547,388
Current portion of long-term debt, net	—	2,186,037	—	2,186,037
	719,815	4,250,860	(315,578)	4,655,097
Long-term debt, net	743,635	5,744,864	—	6,488,499
Lease liabilities	31,652	4,742	—	36,394
Pension liabilities	57,033	—	—	57,033
Postretirement healthcare liabilities	69,964	—	—	69,964
Other long-term liabilities	178,210	44,873	2,377	225,460
Commitments and contingencies (Note 17)
Shareholders’ equity	936,733	784,698	(97,726)	1,623,705
	$2,737,042	$10,830,037	$(410,927)	$13,156,152

	December 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$470,649	$363,219	$—	$833,868
Accounts receivable, net	369,717	—	(110,383)	259,334
Finance receivables, net	—	2,272,522	—	2,272,522
Inventories, net	603,571	—	—	603,571
Restricted cash	—	64,554	—	64,554
Other current assets	110,145	59,665	(836)	168,974
	1,554,082	2,759,960	(111,219)	4,202,823
Finance receivables, net	—	5,101,844	—	5,101,844
Property, plant and equipment, net	794,131	53,251	—	847,382
Prepaid pension costs	56,014	—	—	56,014
Goodwill	64,160	—	—	64,160
Deferred income taxes	62,768	39,882	(1,446)	101,204
Lease assets	55,722	5,896	—	61,618
Other long-term assets	166,972	19,211	(93,069)	93,114
	$2,753,849	$7,980,044	$(205,734)	$10,528,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,710	$138,053	$(110,383)	$294,380
Accrued liabilities	463,491	119,186	(389)	582,288
Short-term debt	—	571,995	—	571,995
Current portion of long-term debt, net	—	1,748,109	—	1,748,109
	730,201	2,577,343	(110,772)	3,196,772
Long-term debt, net	743,296	4,381,530	—	5,124,826
Lease liabilities	38,783	5,664	—	44,447
Pension liabilities	56,138	—	—	56,138
Postretirement healthcare liabilities	72,513	—	—	72,513
Other long-term liabilities	186,252	40,609	2,603	229,464
Commitments and contingencies (Note 17)
Shareholders’ equity	926,666	974,898	(97,565)	1,803,999
	$2,753,849	$7,980,044	$(205,734)	$10,528,159

	June 30, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$560,446	$364,192	$—	$924,638
Accounts receivable, net	671,719	—	(346,413)	325,306
Finance receivables, net	—	2,362,125	—	2,362,125
Inventories, net	470,610	—	—	470,610
Restricted cash	—	82,248	—	82,248
Other current assets	102,956	44,278	—	147,234
	1,805,731	2,852,843	(346,413)	4,312,161
Finance receivables, net	—	5,232,280	—	5,232,280
Property, plant and equipment, net	801,871	54,127	—	855,998
Goodwill	64,449	—	—	64,449
Deferred income taxes	96,914	38,928	(1,203)	134,639
Lease assets	48,415	6,498	—	54,913
Other long-term assets	157,061	20,159	(91,344)	85,876
	$2,974,441	$8,204,835	$(438,960)	$10,740,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302,137	$368,740	$(346,413)	$324,464
Accrued liabilities	497,019	118,256	630	615,905
Short-term debt	—	405,695	—	405,695
Current portion of long-term debt, net	—	2,396,188	—	2,396,188
	799,156	3,288,879	(345,783)	3,742,252
Long-term debt, net	742,959	3,907,217	—	4,650,176
Lease liabilities	31,809	6,556	—	38,365
Pension liabilities	92,750	—	—	92,750
Postretirement healthcare liabilities	92,539	—	—	92,539
Other long-term liabilities	171,509	39,314	2,770	213,593
Commitments and contingencies (Note 17)
Shareholders’ equity	1,043,719	962,869	(95,947)	1,910,641
	$2,974,441	$8,204,835	$(438,960)	$10,740,316

	Six months ended June 28, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$55,462	$21,627	$(99,611)	$(22,522)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	91,298	4,156	—	95,454
Amortization of deferred loan origination costs	—	33,796	—	33,796
Amortization of financing origination fees	339	6,322	—	6,661
Provision for long-term employee benefits	15,704	—	—	15,704
Employee benefit plan contributions and payments	(3,678)	—	—	(3,678)
Stock compensation expense	4,019	549	—	4,568
Net change in wholesale finance receivables related to sales	—	—	166,049	166,049
Provision for credit losses	—	170,598	—	170,598
Deferred income taxes	5,602	(24,592)	(471)	(19,461)
Other, net	(12,635)	3,730	(389)	(9,294)
Changes in current assets and liabilities:
Accounts receivable, net	(198,855)	—	183,108	(15,747)
Finance receivables - accrued interest and other	—	(2,985)	—	(2,985)
Inventories, net	163,700	—	—	163,700
Accounts payable and accrued liabilities	(1,001)	214,864	(203,199)	10,664
Derivative financial instruments	1,622	(84)	—	1,538
Other	(9,999)	3,150	22,007	15,158
	56,116	409,504	167,105	632,725
Net cash provided by operating activities	111,578	431,131	67,494	610,203
Cash flows from investing activities:
Capital expenditures	(65,677)	(1,349)	—	(67,026)
Origination of finance receivables	—	(3,033,567)	1,163,998	(1,869,569)
Collections on finance receivables	—	3,117,190	(1,331,492)	1,785,698
Other investing activities	(381)	—	—	(381)
Net cash (used) provided by investing activities	(66,058)	82,274	(167,494)	(151,278)

	Six months ended June 28, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,396,602	—	1,396,602
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	2,064,450	—	2,064,450
Repayments of securitization debt	—	(369,613)	—	(369,613)
Borrowings of asset-backed commercial paper	—	225,187	—	225,187
Repayments of asset-backed commercial paper	—	(143,306)	—	(143,306)
Net increase in unsecured commercial paper	—	831,354	—	831,354
Net increase in credit facilities	—	150,000	—	150,000
Deposits	—	17,995	—	17,995
Dividends paid	(61,917)	(100,000)	100,000	(61,917)
Repurchase of common stock	(7,156)	—	—	(7,156)
Issuance of common stock under share-based plans	41	—	—	41
Net cash (used) provided by financing activities	(69,032)	2,672,669	100,000	2,703,637
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(712)	330	—	(382)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24,224)	$3,186,404	$—	$3,162,180

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$470,649	$434,717	$—	$905,366
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,224)	3,186,404	—	3,162,180
Cash, cash equivalents and restricted cash, end of period	$446,425	$3,621,121	$—	$4,067,546

	Six months ended June 30, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$313,614	$99,906	$(89,944)	$323,576
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	121,026	4,360	—	125,386
Amortization of deferred loan origination costs	—	38,036	—	38,036
Amortization of financing origination fees	335	4,187	—	4,522
Provision for long-term employee benefits	6,936	—	—	6,936
Employee benefit plan contributions and payments	(3,637)	—	—	(3,637)
Stock compensation expense	15,672	1,613	—	17,285
Net change in wholesale finance receivables related to sales	—	—	(167,594)	(167,594)
Provision for credit losses	—	60,874	—	60,874
Deferred income taxes	5,928	(236)	(324)	5,368
Other, net	(8,545)	(1,876)	(56)	(10,477)
Changes in current assets and liabilities:
Accounts receivable, net	(244,752)	—	227,160	(17,592)
Finance receivables - accrued interest and other	—	(4,963)	—	(4,963)
Inventories, net	88,146	—	—	88,146
Accounts payable and accrued liabilities	21,336	221,959	(208,925)	34,370
Derivative financial instruments	4,291	61	—	4,352
Other	(15,573)	13,091	(5,874)	(8,356)
	(8,837)	337,106	(155,613)	172,656
Net cash provided by operating activities	304,777	437,012	(245,557)	496,232
Cash flows from investing activities:
Capital expenditures	(81,698)	(1,531)	—	(83,229)
Origination of finance receivables	—	(3,936,208)	1,871,309	(2,064,899)
Collections on finance receivables	—	3,484,581	(1,715,752)	1,768,829
Sales and redemptions of marketable securities	10,007	—	—	10,007
Acquisition of business	(7,000)	—	—	(7,000)
Other investing activities	11,717	—	—	11,717
Net cash used by investing activities	(66,974)	(453,158)	155,557	(364,575)

	Six months ended June 30, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	546,655	—	546,655
Repayments of medium-term notes	—	(750,000)	—	(750,000)
Proceeds from securitization debt	—	1,021,353	—	1,021,353
Repayments of securitization debt	—	(113,806)	—	(113,806)
Borrowings of asset-backed commercial paper	—	23,373	—	23,373
Repayments of asset-backed commercial paper	—	(155,286)	—	(155,286)
Net decrease in unsecured commercial paper	—	(728,606)	—	(728,606)
Dividends paid	(120,841)	(90,000)	90,000	(120,841)
Repurchase of common stock	(104,621)	—	—	(104,621)
Issuance of common stock under share-based plans	833	—	—	833
Net cash used by financing activities	(224,629)	(246,317)	90,000	(380,946)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,724	715	—	3,439
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,898	$(261,748)	$—	$(245,850)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$544,548	$715,200	$—	$1,259,748
Net increase (decrease) in cash, cash equivalents and restricted cash	15,898	(261,748)	—	(245,850)
Cash, cash equivalents and restricted cash, end of period	$560,446	$453,452	$—	$1,013,898

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” in this Item 2 and in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the “Overview” and “Outlook” sections in this Item 2 are only made as of July 28, 2020 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (August 6, 2020), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
During the second quarter of 2020, the Company's operations and financial results were adversely impacted by the COVID-19 pandemic. The Company incurred a net loss of $92.2 million, or $0.60 per diluted share, in the second quarter of 2020, compared to net income of $195.6 million, or $1.23 per diluted share, in the second quarter of 2019. The Motorcycles segment reported an operating loss of $121.0 million, down $301.8 million from operating income of $180.7 million for the second quarter of 2019. The current year operating loss was due primarily to a 58.7% decline in wholesale motorcycle shipments reflecting the suspension of global manufacturing during the quarter resulting from the COVID-19 pandemic. Motorcycles segment operating results were also impacted by unfavorable foreign currency, unfavorable manufacturing costs and higher restructuring expenses, partially offset by lower selling, administrative and engineering expenses.
Operating income from the Financial Services segment in the second quarter of 2020 was $4.9 million, down 93.5% compared to the year-ago quarter due primarily to a higher provision for credit losses and higher interest expense. The provision for credit losses was adversely affected by unfavorable economic conditions and also reflects the impact of a new accounting standard that changed how companies recognize expected credit losses on financial instruments. The new standard requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard on January 1, 2020 using a modified retrospective approach. As a result, prior period results were not restated.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles in the second quarter of 2020 were down 26.6% compared to the second quarter of 2019 reflecting the adverse impact of the COVID-19 pandemic throughout most of the Company's markets. At the end of April 2020, nearly 60% of the Company's independent global dealer network was closed. Independent dealers began to re-open toward the end of May and into early June resulting in a sequential improvement in the retail sales rate within the second quarter of 2020. By the end of the second quarter of 2020, 93% of global dealers had resumed normal operations.

Outlook(1)
As a result of the uncertainty surrounding the magnitude and duration of the COVID-19 pandemic, the Company withdrew all of its forward-looking guidance on March 26, 2020. While the impacts on demand, facility closures and other restrictions are expected to be temporary, the duration and financial impact to the Company are unknown at this time. To the extent these impacts continue, they will have an adverse effect on the Company's results of operations, financial condition and liquidity.
COVID-19 Response and Recovery Actions(1)
Cash Preservation – The Company is executing its previously disclosed plans to reduce planned capital and planned non-capital spending. In total, the Company continues to expect that these efforts will preserve approximately $250 million of cash in 2020 with approximately 15% related to capital spending. The planned spending reductions exclude the restructuring charges as discussed further under "Restructuring Plan Costs and Savings." Also, discretionary share repurchases continue to be suspended, and the Company's Board of Directors has approved a cash dividend of $0.02 per share for the third quarter of 2020, in line with the second quarter 2020 dividend.
Liquidity – The Company has further strengthened its liquidity position during the second quarter of 2020. At the end of the second quarter of 2020, the Company had cash, cash equivalents and availability under its credit and conduit facilities of $4.7 billion. Liquidity is discussed in more detail under Liquidity and Capital Resources.
Supporting Dealers and Riders – The Company's response and recovery plans include supporting global dealers and customers. Throughout the second quarter of 2020, the Company helped ease the burden of the COVID-19 pandemic on its independent dealers by providing support based on the unique needs of each region, including financial support for dealer motorcycle inventory, extending credit payment due dates on parts & accessories and general merchandise and adjusting dealer requirements for warranty and training. HDFS is also working with retail borrowers who have been impacted by the COVID-19 pandemic by offering short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
Community Strength – The Company continues to proactively manage through the COVID-19 pandemic and has implemented robust protocols to keep workers safe in its factories. The Company expects most non-production workers to continue working from home until the end of the year.
The Rewire
The Company is executing a set of actions, referred to as The Rewire. The Rewire is expected to continue through the end of 2020, leading to a first look at the Company’s 2021-2025 strategic plan, The Hardwire, which the Company intends to disclose sometime in the fourth quarter of 2020. Building on the foundation and principles of The Rewire, the driver of the new plan will be Harley-Davidson as the most desirable motorcycle brand in the world for its customers, employees, community and investors. Key elements of The Rewire and progress to date include following:
New operating model with reduced complexity and increased speed – The Company is making substantial changes to its operating model under The Rewire affecting all areas of the business globally, from commercial operations to center-led support functions. Significant work has been undertaken to eliminate duplication, inefficiencies and complexity throughout the organization. As previously announced, the streamlined structure requires 700 fewer positions across the Company's global operations.
Refined motorcycle line-up and high-impact product launches – The Company plans to rewire its product offering to more precisely match customer desires and to strengthen the value of its products. The Company also plans to improve product timing and go-to-market plans to achieve the greatest market impact. Highlights of these plans include:
•Streamlining planned motorcycle models by approximately 30 percent; balancing investments between current stronghold categories and new, high-potential segments
•Expanding product offerings of its best-selling, iconic motorcycles
•Delivering its first Adventure Touring motorcycle - Pan America 1250 - in 2021
•Shifting annual product launch timing from August to early in the first quarter
•Reinvigorating launch efforts including collaborations with key influencers to bring the brand and new products to life and drive brand desirability

Growth through Parts & Accessories and General Merchandise – The Company is intensifying focus on its Parts & Accessories (P&A) and General Merchandise businesses, encouraging customers to customize their entire riding experience to match their own style. Now part of a new Commercial function, new leadership has designed strategies for each business aligned to the Company’s motorcycle and market priorities with the goal of delivering a holistic experience in the marketplace. The Company expects to reduce the number of P&A product SKUs it offers by at least 15%. Similarly, to enhance focus and reduce complexity, the Company expects SKU reductions in General Merchandise of at least 25%.
Reset global business and focus on high-potential markets – The Company plans to concentrate on approximately 50 markets primarily in North America, Europe and parts of Asia Pacific that represent the vast majority of the Company’s volume and growth potential. The Company is evaluating plans to exit international markets where volumes and profitability do not support continued investment in line with the future strategy.
The Company also plans to shift resources and marketing investments into the regions for maximum impact. As part of this effort, the Company has streamlined regional offices and created new groups of high potential countries that will have the autonomy, within a clearly defined framework, to drive the business. Additionally, the Company plans to optimize its dealer network to provide an improved and integrated customer experience.
Protecting value – The Company has revamped its approach to its supply and inventory management focusing on products and initiatives that add value, while significantly reducing discounting and price promotions. The Company expects this to continue to drive retail pricing to preserve the value and desirability of Harley-Davidson motorcycles for its customers.
All of the above efforts of The Rewire aim to provide a better starting point for the future and to build desirability for the Harley-Davidson brand and products.
Restructuring Plan Costs and Savings(1)
The Company has initiated certain restructuring activities as part of The Rewire including a workforce reduction, the termination of certain current and future products, and facility changes. These actions will result in restructuring expenses including employee termination costs, contract termination costs and non-current asset adjustments. The workforce reduction will result in the elimination of approximately 700 positions globally, including the termination of approximately 500 employees. Based on these actions, which were initiated both during and subsequent to the second quarter of 2020, the Company expects restructuring expenses of approximately $94 million in 2020, including $44 million related to actions initiated after the second quarter, and annual savings of approximately $115 million, including $15 million related to actions initiated after the second quarter. Annual savings are expected to begin in 2021.

Results of Operations for the Three Months Ended June 28, 2020
Compared to the Three Months Ended June 30, 2019
Consolidated Results

	Three months ended
(in thousands, except (net loss) earnings per share)	June 28, 2020	June 30, 2019	(Decrease) Increase	% Change
Operating (loss) income from Motorcycles and Related Products	$(121,024)	$180,728	$(301,752)	(167.0)%
Operating income from Financial Services	4,925	75,529	(70,604)	(93.5)
Operating (loss) income	(116,099)	256,257	(372,356)	(145.3)
Other income, net	156	4,037	(3,881)	(96.1)
Investment income	5,757	3,571	2,186	61.2
Interest expense	7,769	7,784	(15)	(0.2)
(Loss) income before income taxes	(117,955)	256,081	(374,036)	(146.1)
Income tax (benefit) provision	(25,738)	60,450	(86,188)	(142.6)
Net (loss) income	$(92,217)	$195,631	$(287,848)	(147.1)%
Diluted (net loss) earnings per share	$(0.60)	$1.23	$(1.83)	(148.8)%
The Company reported an operating loss of $116.1 million in the second quarter of 2020 compared to operating income of $256.3 million in the same period last year. The Motorcycles segment incurred a $121.0 million operating loss in the second quarter of 2020, a decline of $301.8 million, or 167.0%, compared to the operating income reported in the second quarter of 2019. Operating income from the Financial Services segment decreased $70.6 million, or 93.5%, compared to the second quarter of 2019. Refer to the Motorcycles and Related Products Segment and Financial Services Segment sections for a more detailed discussion of the factors affecting operating (loss) income.
Other income in the second quarter of 2020 was unfavorably impacted by lower non-operating income related to the Company's defined benefit plans. Investment income was up in the second quarter of 2020 compared to the same period last year driven by higher income from investments in marketable securities and cash equivalents.
The effective income tax rate for the second quarter of 2020 was a 21.8% benefit compared to a 23.6% expense for the second quarter of 2019.
Diluted net loss per share was $0.60 in the second quarter of 2020, down 148.8% from diluted earnings per share of $1.23 for the same period last year. Diluted weighted average shares outstanding decreased from 159.4 million in the second quarter of 2019 to 153.2 million in the second quarter of 2020, driven by the Company's discretionary repurchases of common stock during 2019. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of Harley-Davidson motorcycles were as follows:

	Three months ended
	June 30, 2020	June 30, 2019	Decrease	% Change
United States	31,340	42,762	(11,422)	(26.7)%
Canada	2,287	3,279	(992)	(30.3)
Total North America	33,627	46,041	(12,414)	(27.0)

Europe(b)	9,738	13,552	(3,814)	(28.1)
EMEA - Other	1,226	2,067	(841)	(40.7)
Total EMEA	10,964	15,619	(4,655)	(29.8)

Asia Pacific(c)	4,364	4,544	(180)	(4.0)
Asia Pacific - Other	2,524	3,126	(602)	(19.3)
Total Asia Pacific	6,888	7,670	(782)	(10.2)

Latin America	1,233	2,516	(1,283)	(51.0)
Worldwide retail sales	52,712	71,846	(19,134)	(26.6)
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
(c)Includes Japan, Australia, New Zealand and South Korea.
Worldwide retail sales of new Harley-Davidson motorcycles were down 26.6% during the second quarter of 2020 compared to the same period last year reflecting the adverse impact of the COVID-19 pandemic including the temporary closure of independent dealers. Retail sales declined across all of the Company's markets within North America, EMEA and Latin America. Retail sales also declined in most of the Company's markets within Asia Pacific; however, these declines were partially offset by retail sales growth in China and South Korea.
U.S. industry registrations of new 601+cc motorcycles were down 11.3% in the second quarter of 2020 compared to the second quarter of 2019. The Company's U.S. market share of new 601+cc motorcycles for the second quarter of 2020 was 38.5%, down 8.1 percentage points from the same period last year (source: Motorcycle Industry Council). The Company's U.S. market share was impacted by the Company's new approach to its supply and inventory management, growth in segments outside of the Company's stronghold (Touring and Cruiser) segments, increased promotions from competitors and a decline in the Company's fleet sales.
The Company is taking a new approach to its supply and inventory management, as discussed under "The Rewire." The new approach is focused on profitable and desirable volume aimed at helping drive retail pricing to preserve the value and desirability of Harley-Davidson motorcycles for customers. Under this approach, the Company will continue to aggressively manage the supply of motorcycles into the independent dealer network as it manages through the COVID-19 pandemic and beyond. The Company is encouraged by the value that it believes was driven by its new supply and inventory management in the second quarter of 2020. On average, new Harley-Davidson motorcycles were selling at Manufacturer Suggested Retail Prices in the U.S. during the second quarter. In addition, the Company observed a meaningful increase in used Harley-Davidson motorcycle pricing at retail and at auction in the U.S. during the second quarter of 2020.
At the end of the second quarter of 2020, worldwide independent dealer retail inventory of new Harley-Davidson motorcycles was down approximately 32%, or 22,300 motorcycles, including 17,000 fewer in the U.S., compared to the second quarter of 2019.

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Three months ended
	June 28, 2020		June 30, 2019		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
U.S. motorcycle shipments	11,051	39.0%	41,404	60.2%	(30,353)	(73.3)%

Worldwide motorcycle shipments:
Touring motorcycle units	9,709	34.2%	30,923	45.0%	(21,214)	(68.6)%
Cruiser motorcycle units(a)	11,874	41.9%	22,691	33.0%	(10,817)	(47.7)%
Sportster® / Street motorcycle units	6,786	23.9%	15,143	22.0%	(8,357)	(55.2)%
	28,369	100.0%	68,757	100.0%	(40,388)	(58.7)%
(a)Includes Softail®, CVOTM, and LiveWireTM
The Company shipped 28,369 Harley-Davidson motorcycles worldwide during the second quarter of 2020, which was 58.7% lower than the second quarter of 2019. Motorcycle shipments in the second quarter of 2020 were lower than the same period last year due to the temporary suspension of the Company's global manufacturing operations resulting from the COVID-19 pandemic. During the second quarter of 2020, the Company's Thailand manufacturing facility was closed through April and U.S. manufacturing facilities were closed through May. The mix of Touring motorcycles shipped during the second quarter of 2020 decreased as a percent of total shipments while the mix of Cruiser motorcycles increased compared to the same period last year.
Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	June 28, 2020	June 30, 2019	(Decrease) Increase	% Change
Revenue:
Motorcycles	$446,738	$1,128,063	$(681,325)	(60.4)%
Parts & Accessories	168,708	221,258	(52,550)	(23.8)
General Merchandise	37,805	64,644	(26,839)	(41.5)
Licensing	4,903	9,911	(5,008)	(50.5)
Other	11,120	10,128	992	9.8
	669,274	1,434,004	(764,730)	(53.3)
Cost of goods sold	561,646	979,266	(417,620)	(42.6)
Gross profit	107,628	454,738	(347,110)	(76.3)
Operating expenses:
Selling & administrative expense	141,929	208,925	(66,996)	(32.1)
Engineering expense	45,718	54,662	(8,944)	(16.4)
Restructuring expense	41,005	10,423	30,582	293.4
	228,652	274,010	(45,358)	(16.6)
Operating (loss) income	$(121,024)	$180,728	$(301,752)	(167.0)%
Operating margin	(18.1)%	12.6%	(30.7)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2019 to the second quarter of 2020 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 30, 2019	$1,434.0	$979.3	$454.7
Volume	(747.6)	(491.6)	(256.0)
Price, net of related cost	3.5	0.3	3.2
Foreign currency exchange rates and hedging	(11.4)	4.0	(15.4)
Shipment mix	(9.3)	7.0	(16.3)
Raw material prices	—	(2.9)	2.9
Manufacturing and other costs	—	65.5	(65.5)
	(764.8)	(417.7)	(347.1)
Three months ended June 28, 2020	$669.2	$561.6	$107.6
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2019 to the second quarter of 2020 were as follows:
•The decrease in volume was due to lower wholesale motorcycle shipments and lower parts & accessories and general merchandise sales, partially offset by lower sales incentive costs.
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
•Changes in the shipment mix between motorcycle families had an adverse impact on revenue and gross profit in the current quarter compared to the same period last year. Additionally, unfavorable mix within parts and accessories contributed to the impact.
•Manufacturing and other costs were adversely impacted by lower fixed-cost absorption and productivity related to the temporary suspension of global manufacturing as a result of the COVID-19 pandemic. These unfavorable impacts were partially offset by a reduction in tariff costs and the absence of temporary inefficiencies related to the Company's restructuring activities that were incurred in the prior year. The impact of recent tariffs was $7.1 million in the second quarter of 2020 compared to $34.4 million in the second quarter of 2019 as the Company began to wholesale Thailand-sourced motorcycles in the European Union (EU) in the current year quarter. The impact of recent tariffs includes incremental EU and China tariffs imposed beginning in 2018 on the Company's products shipped from the U.S., as well as incremental U.S. tariffs imposed beginning in 2018 on certain items imported from China.
Operating expenses were lower in the second quarter of 2020 compared to the same period last year due to lower spending as the Company aggressively managed cost, partially offset by increases in restructuring expenses.

Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	June 28, 2020	June 30, 2019	Increase (Decrease)	% Change
Revenue:
Interest income	$168,261	$167,077	$1,184	0.7%
Other income	27,692	31,538	(3,846)	(12.2)
	195,953	198,615	(2,662)	(1.3)
Expenses:
Interest expense	62,187	52,673	9,514	18.1
Provision for credit losses	91,179	26,383	64,796	245.6
Operating expense	36,718	44,030	(7,312)	(16.6)
Restructuring expense	944	—	944	100.0
	191,028	123,086	67,942	55.2
Operating income	$4,925	$75,529	$(70,604)	(93.5)%
Interest income was favorable in the second quarter of 2020 due to a higher average retail yield, partially offset by lower average outstanding wholesale receivables at a lower average yield. Other income was unfavorable primarily due to a decrease in investment income and insurance related revenue.
Interest expense increased in the second quarter of 2020 due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses increased $64.8 million compared to the second quarter of 2019. The retail motorcycle provision increased $66.5 million driven by an increase in the allowance for credit losses resulting from the deterioration of the Company’s outlook on economic conditions during the second quarter of 2020. The Company expects that existing recessionary economic conditions could be prolonged with a slow economic recovery. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
This increase in the allowance for credit losses was partially offset by lower retail credit losses. Credit losses were favorably impacted by the high volume of COVID-19 related retail loan payment-due-date extensions for qualified customers, which resulted in fewer past due accounts and lower related losses during the second quarter.
The allowance for credit losses at June 28, 2020 was determined in accordance with ASU 2016-13, a new accounting standard adopted on January 1, 2020 that changed how companies recognize expected credit losses on financial instruments. The new standard requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard using a modified retrospective approach. As a result, prior period results were not restated.
Operating expenses decreased $7.3 million compared to the second quarter of 2019 in part driven by lower employee related costs and consulting expense.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 28, 2020	June 30, 2019
Balance, beginning of period	$335,496	$190,872
Provision for credit losses	91,179	26,383
Charge-offs, net of recoveries	(15,660)	(22,259)
Balance, end of period	$411,015	$194,996

Results of Operations for the Six Months Ended June 28, 2020
Compared to the Six Months Ended June 30, 2019
Consolidated Results

	Six months ended
(in thousands, except (net loss) earnings per share)	June 28, 2020	June 30, 2019	(Decrease) Increase	% Change
Operating (loss) income from Motorcycles and Related Products	$(36,457)	$289,109	$(325,566)	(112.6)%
Operating income from Financial Services	27,871	134,260	(106,389)	(79.2)
Operating (loss) income	(8,586)	423,369	(431,955)	(102.0)
Other income, net	311	8,697	(8,386)	(96.4)
Investment income	410	9,929	(9,519)	(95.9)
Interest expense	15,524	15,515	9	0.1
(Loss) income before income taxes	(23,389)	426,480	(449,869)	(105.5)
Income tax (benefit) provision	(867)	102,904	(103,771)	(100.8)
Net (loss) income	$(22,522)	$323,576	$(346,098)	(107.0)%
Diluted (net loss) earnings per share	$(0.15)	$2.03	$(2.18)	(107.4)%
The Company reported an operating loss of $8.6 million in the first half of 2020 compared to operating income of $423.4 million in the same period last year. Operating income from the Motorcycles segment fell $325.6 million from the same period last year resulting in an operating loss of $36.5 million for the first half of 2020. Operating income from Financial Services during the first half of 2020 was down $106.4 million compared to the same period last year. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating (loss) income.
Other income in the first half of 2020 was unfavorably impacted by lower non-operating income related to the Company's defined benefit plans. Investment income was down in first half of 2020 compared the same period last year driven by lower income from investments in marketable securities and cash equivalents.
The Company's effective income tax rate for the first six months of 2020 was 3.7% compared to 24.1% for the same period in 2019. The decrease in the 2020 effective income tax rate as compared to 2019 was due primarily to discrete income tax expenses recorded during the six months ended June 28, 2020, which included adjustments related to the reassessment of the realizability of certain deferred tax assets, which reduced the Company's income tax benefit for the period. The effective income tax rate for the six months ended June 28, 2020 was determined based on the Company's current projection for full-year 2020 financial results. Given uncertainty surrounding the impact of the COVID-19 pandemic, the Company's projections for full-year 2020 financial results, in total and across its numerous tax jurisdictions may evolve and ultimately impact the Company's 2020 full-year effective income tax rate(1).
Diluted net loss per share was $0.15 in the first half of 2020, down 107.4% from diluted earnings per share of $2.03 for the same period last year. Diluted weighted average shares outstanding decreased from 159.7 million in the first half of 2019 to 153.1 million in the first half of 2020, driven by the Company's discretionary repurchases of common stock during 2019. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of Harley-Davidson motorcycles were as follows:

	Six months ended
	June 30, 2020	June 30, 2019	Decrease	% Change
United States	55,072	70,853	(15,781)	(22.3)%
Canada	3,753	5,227	(1,474)	(28.2)
Total North America	58,825	76,080	(17,255)	(22.7)

Europe(b)	16,272	22,979	(6,707)	(29.2)
EMEA – Other	2,422	3,437	(1,015)	(29.5)
Total EMEA	18,694	26,416	(7,722)	(29.2)

Asia Pacific(c)	8,073	8,330	(257)	(3.1)
Asia Pacific – Other	4,567	5,414	(847)	(15.6)
Total Asia Pacific	12,640	13,744	(1,104)	(8.0)

Latin America	2,992	4,757	(1,765)	(37.1)
Worldwide retail sales	93,151	120,997	(27,846)	(23.0)
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
(c)Includes Japan, Australia, New Zealand and South Korea.
Worldwide retail sales of new Harley-Davidson motorcycles were down 23.0% during the first half of 2020 compared to the same period last year reflecting the adverse impact of the COVID-19 pandemic including the temporary closure of independent dealers. Retail sales declined across all of the Company's markets within North America, EMEA and Latin America. Retail sales also declined in most of the Company's markets within Asia Pacific with exception of China and South Korea, which grew compared to prior year, and Japan where retail sales were level with prior year.
The Company's U.S. market share of new 601+cc motorcycles for the first half of 2020 was 42.4%, down 5.9 percentage points compared to the same period last year (source: Motorcycle Industry Council). The Company's U.S. market share was impacted by the Company's new approach to supply and inventory management, stronger performance in segments outside of the Company's stronghold (Touring and Cruiser) segments, increased promotions from competitors and a decline in the Company's fleet sales.
The Company's 2020 market share of new 601+cc motorcycles in Europe was 7.9% through June, compared to 9.0% for the same period last year (Source: Management Services Helwig Schmitt GmbH). The Company's European market share was adversely impacted by better market performance in segments outside of the Company's stronghold (Touring and Cruiser) segments and increased price competition across all product segments.

Motorcycle Registration Data – 601+cc(a)
Industry retail motorcycle registration data was as follows:

	Six months ended
	June 30, 2020	June 30, 2019	Decrease	% Change
United States(b)	127,360	144,623	(17,263)	(11.9)%
Europe(c)	220,472	260,301	(39,829)	(15.3)%
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Six months ended
	June 28, 2020		June 30, 2019		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
U.S. motorcycle shipments	44,075	54.2%	75,909	59.5%	(31,834)	(41.9)%

Worldwide motorcycle shipments:
Touring motorcycle units	31,306	38.5%	55,966	43.8%	(24,660)	(44.1)%
Cruiser motorcycle units(a)	32,005	39.3%	43,142	33.8%	(11,137)	(25.8)
Sportster® / Street motorcycle units	18,031	22.2%	28,540	22.4%	(10,509)	(36.8)
	81,342	100.0%	127,648	100.0%	(46,306)	(36.3)%
(a) Includes Softail®, CVOTM, and LiveWireTM
The Company shipped 81,342 Harley-Davidson motorcycles worldwide during the first half of 2020, which was 36.3% lower than the same period in 2019. Motorcycle shipments were lower than prior year during the first half of 2020 due to the temporary suspension of the Company's global manufacturing operations resulting from the COVID-19 pandemic. The mix of Touring motorcycles shipped during the first half of 2020 decreased as a percent of total shipments while the mix of Cruiser motorcycles increased compared to the same period last year.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Six months ended
	June 28, 2020	June 30, 2019	(Decrease) Increase	% Change
Revenue:
Motorcycles	$1,346,103	$2,092,638	$(746,535)	(35.7)%
Parts & accessories	303,393	380,961	(77,568)	(20.4)
General merchandise	86,965	120,045	(33,080)	(27.6)
Licensing	12,932	18,488	(5,556)	(30.1)
Other	19,669	17,509	2,160	12.3
	1,769,062	2,629,641	(860,579)	(32.7)
Cost of goods sold	1,342,514	1,827,464	(484,950)	(26.5)
Gross profit	426,548	802,177	(375,629)	(46.8)
Operating expenses:
Selling & administrative expense	327,506	385,469	(57,963)	(15.0)
Engineering expense	94,494	103,546	(9,052)	(8.7)
Restructuring expense	41,005	24,053	16,952	70.5
	463,005	513,068	(50,063)	(9.8)
Operating (loss) income	$(36,457)	$289,109	$(325,566)	(112.6)%
Operating margin	(2.1)%	11.0%	(13.1)	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2019 to the first six months of 2020 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 30, 2019	$2,629.6	$1,827.5	$802.1
Volume	(859.7)	(568.8)	(290.9)
Price, net of related costs	14.0	7.2	6.8
Foreign currency exchange rates and hedging	(21.0)	5.2	(26.2)
Shipment mix	6.1	25.8	(19.7)
Raw material prices	—	(3.9)	3.9
Manufacturing and other costs	—	49.5	(49.5)
	(860.6)	(485.0)	(375.6)
Six months ended June 28, 2020	$1,769.0	$1,342.5	$426.5
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2019 to the first six months of 2020 were as follows:
•The decrease in volume was due to lower wholesale motorcycle shipments and lower P&A and general merchandise sales, partially offset by lower sales incentive costs.
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
•Changes in the shipment mix between motorcycle families had an adverse impact on gross profit during the first six months of 2020. Additionally, unfavorable mix within P&A contributed to the impact.
•Manufacturing and other costs were adversely impacted by lower fixed cost absorption and productivity related to the temporary suspension of global manufacturing as a result of the COVID-19 pandemic. These unfavorable impacts were partially offset with a favorable reduction in tariff costs and the absence of temporary inefficiencies related to the

Company's restructuring activities that were incurred in the prior year. The impact of recent tariffs was $19.7 million in the first half of 2020 compared to $55.4 million in the first half of 2019.
Operating expenses were lower in the first six months of 2020 compared to the same period in 2019 due to lower spending as the Company aggressively managed costs, partially offset by an increase in restructuring expenses.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Six months ended
	June 28, 2020	June 30, 2019	Increase (Decrease)	% Change
Revenue:
Interest income	$338,262	$326,881	$11,381	3.5%
Other income	56,147	60,477	(4,330)	(7.2)
	394,409	387,358	7,051	1.8
Expenses:
Interest expense	114,660	104,997	9,663	9.2
Provision for credit losses	170,598	60,874	109,724	180.2
Operating expense	80,336	87,227	(6,891)	(7.9)
Restructuring expense	944	—	944	100.0
	366,538	253,098	113,440	44.8
Operating income	$27,871	$134,260	$(106,389)	(79.2)%
Interest income was higher for the first six months of 2020 primarily due to a higher average retail yield. Other income decreased due in part to lower investment income. Interest expense increased due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses increased $109.7 million compared to the first half of 2019 driven by a $107.2 million increase in the allowance for credit losses. The retail and wholesale allowance for credit losses increased $101.6 million and $5.6 million, respectively, as compared to the first half of 2019 driven by the economic impact of the COVID-19 pandemic. The Company expects that existing recessionary economic conditions could be prolonged with a slow economic recovery. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
The allowance for credit losses at June 28, 2020 was determined in accordance with ASU 2016-13, a new accounting standard adopted on January 1, 2020 that changed how companies recognize expected credit losses on financial instruments. The new standard requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard using a modified retrospective approach. As a result, prior period results were not restated.
Annualized credit losses for the Company's retail motorcycle loans were 1.87% through June 28, 2020 compared to 1.82% through June 30, 2019. The 30-day delinquency rate for retail motorcycle loans at June 28, 2020 was 1.75% compared to 3.33% at June 30, 2019. The improved delinquency rate was primarily driven by a high volume of COVID-19 related extensions during the second quarter of 2020 on eligible retail loans to help customers get through short-term financial difficulties associated with the pandemic.
Operating expenses decreased $6.9 million compared to the first half of 2019 in part driven by lower employee related costs and consulting expense.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 28, 2020	June 30, 2019
Balance, beginning of period	$198,581	$189,885
Cumulative effect of change in accounting(a)	100,604	—
Provision for credit losses	170,598	60,874
Charge-offs, net of recoveries	(58,768)	(55,763)
Balance, end of period	$411,015	$194,996
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
Contractual Obligations
As of June 28, 2020, the Company has updated the contractual obligations table from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 to reflect the new projected principal and interest payments for the remainder of 2020 and beyond as follows (in thousands):

	2020	2021-2022	2023-2024	Thereafter	Total
Debt:
Principal payments on debt	$1,934,840	$3,983,513	$2,890,690	$1,450,000	$10,259,043
Interest payments on debt	146,642	417,167	209,542	321,280	1,094,631
	$2,081,482	$4,400,680	$3,100,232	$1,771,280	$11,353,674
Interest for floating rate instruments, as calculated above, assume rates in effect at June 28, 2020 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations, and senior notes are shown without reduction for unamortized discounts and debt issuance costs. Refer to Note 12 of the Notes to the Consolidated financial statements for a breakout of the finance costs.
As of June 28, 2020, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the EPA. The associated cleanup plan documents were approved in February 2020 and the remaining cleanup activities are expected to begin in late 2020 or early 2021. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
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
During 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement as the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. In April 2020, this off-balance sheet asset-backed securitization VIE was repurchased for $27.4 million. Refer to Note 13 of the Notes to Consolidated financial statements for additional information.
Liquidity and Capital Resources as of June 28, 2020(1)
The Company's response to the COVID-19 pandemic includes actions to preserve cash and secure additional liquidity. The Company has taken a number of specific actions to reduce spending. The Company expects its planned reductions in spending will preserve approximately $250 million of cash in 2020 excluding the impact of restructuring charges. In addition, the Company has made no discretionary share repurchases through June 2020 and does not intend to repurchase shares on a discretionary basis for the remainder of 2020.
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at June 28, 2020 were as follows (in thousands):

June 28, 2020
Cash and cash equivalents	$3,856,597

Availability under credit and conduit facilities:
Credit facilities	217,612
Asset-backed U.S. commercial paper conduit facilities(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	16,601
$4,690,810
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. The Company’s credit ratings all remain investment grade allowing it to maintain access to commercial paper markets, which is an efficient source of funding for the Company. The Company’s short- and long-term debt ratings, as of the issuance date of this Form 10-Q, were as follows:

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

Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Six months ended
	June 28, 2020	June 30, 2019
Net cash provided by operating activities	$610,203	$496,232
Net cash used by investing activities	(151,278)	(364,575)
Net cash provided (used) by financing activities	2,703,637	(380,946)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(382)	3,439
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,162,180	$(245,850)
Operating Activities
The increase in net cash from operating activities for the first half of 2020 compared to the same period in 2019 was primarily due to the reduction in inventory levels and favorable cash flows from wholesale financing activity, partially offset by lower net income. There were no voluntary qualified pension plan contributions in the first half of 2020 or 2019 and no contributions are planned for the remainder of 2020.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance originations and collections. Capital expenditures were $67.0 million in the first half of 2020 compared to $83.2 million in the same period last year. Net cash outflows from finance receivables for the first half of 2020 were $212.2 million lower compared to the same period last year due primarily to lower originations. Other investing activities were $15.1 million unfavorable in the first half of 2020 compared to the same period last year.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments, and debt activity. Cash outflows for share repurchases were $7.2 million in the first half of 2020 compared to $104.6 million in the same period last year. In the first quarter of 2020, the Company temporarily suspended its discretionary share repurchase program as a result there have been no discretionary share repurchases in 2020. Share repurchases during the first six months of 2020 included $7.2 million or 0.2 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of June 28, 2020, there were 18.2 million shares remaining on board-approved share repurchase authorizations. The Company paid dividends of $0.40 and $0.75 per share totaling $61.9 million and $120.8 million during the first half of 2020 and 2019, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $2.8 billion in the first six months of 2020 compared to net cash outflows of $156.3 million in the first six months of 2019. The Company’s total outstanding debt consisted of the following (in thousands):

	June 28, 2020	June 30, 2019
Unsecured commercial paper	$1,397,388	$405,695
Asset-backed Canadian commercial paper conduit facility	144,661	148,740
Asset-backed U.S. commercial paper conduit facilities	540,840	464,136
Asset-backed securitization debt, net	2,461,107	1,002,869
Medium-term notes, net	4,784,293	4,687,660
364-day credit facility borrowings	150,000	—
Senior notes, net	743,635	742,959
	$10,221,924	$7,452,059
Credit Facilities – In April 2020, the Company entered into a $707.5 million five-year credit facility to replace the $765.0 million five-year credit facility that was due to mature in April 2021 and amended the $780.0 million five-year credit facility to $707.5 million with no change to the maturity date of April 2023. The new five-year credit facility matures in April 2025. The Company also had a $195.0 million 364-day credit facility which was due to mature in May 2020. In April 2020, the Company extended the maturity date of this credit facility to August 2020; however, this facility was terminated on May 18, 2020. At the time of termination, there were no outstanding borrowings under this 364-day credit facility. On June 1, 2020, the

Company entered into a new $350.0 million 364-day credit facility, and on June 4, 2020, the Company borrowed $150.0 million under this facility. The five-year credit facilities (together, the Global Credit Facilities), as well as the $350.0 million 364-day credit facility, bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities and the $350.0 million 364-day credit facility also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of June 28, 2020 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities or the $350.0 million 364-day credit facility, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at June 28, 2020 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.85%	January 2016	January 2021
$450,000	LIBOR + 0.94%	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$729,885(a)	4.94%	May 2020	May 2023
$673,740(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at June 28, 2020
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at June 28, 2020
The fixed-rate U.S. dollar-denominated medium-term notes provide for semi-annual interest payments, the fixed-rate foreign currency-denominated medium-term notes provide for annual interest payments, and the floating-rate medium-term notes provide for quarterly interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $19.3 million and $12.3 million at June 28, 2020 and June 30, 2019, respectively. During the second quarter of 2020, $450.0 million of floating rate and $350.0 million of 2.4% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2020, $600.0 million of 2.15% medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the second quarter of 2019. During the first quarter of 2019, $600.0 million of 2.25% and $150.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The Canadian Conduit was renewed on June 26, 2020 with similar terms and a borrowing amount of up to C$220.0 million. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 28, 2020, the Canadian Conduit has an expiration date of June 25, 2021.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in thousands):

	2020		2019
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$77,900	$61,600	$—	$—
Second quarter	—	—	28,200	23,400
	$77,900	$61,600	$28,200	$23,400
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
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds were as follows (in thousands):

	2020		2019
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$195,300	$163,600	$—	$—
Second quarter	—	—	—	—
	$195,300	$163,600	$—	$—
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment for the $300.0 million agreement does not include any unused portion of the $300.0 million incremental borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 28, 2020, the U.S. Conduit Facilities have an expiration date of November 25, 2020.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes have various contractual maturities ranging from 2021 to 2028.

Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in thousands):

	2020			2019
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$580,200	$525,000	$522,700	$—	$—	$—
Second quarter	1,840,500	1,550,200	1,541,800	1,120,000	1,025,000	1,021,300
	$2,420,700	$2,075,200	$2,064,500	$1,120,000	$1,025,000	$1,021,300
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
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’ consolidated debt, excluding secured debt, to HDFS' consolidated allowance for credit losses on finance receivables plus HDFS’ consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. As of the end of the second quarter of 2020, the actual ratio was 5.1 to 1.0. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
As of June 28, 2020, HDFS and the Company remained in compliance with all of the then existing covenants and expects to remain in compliance for the foreseeable future.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic; (ii) adverse economic, political or market conditions in the U.S. and international markets and other factors such as natural disasters; and (iii) the Company's ability to: (a) create and execute its business plans and strategies, and strengthen its existing business while allowing for desirable growth; (b) manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components; (c) successfully carry out its global manufacturing and assembly operations; (d) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, including successfully implementing and executing plans to exit international markets where volumes and profitability do not support continued investment in line with future strategy; (e) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (f) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (g) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns; (h) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (i) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure; (j) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (k) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) successfully manage and reduce costs throughout the business; (n) balance production volumes for its new motorcycles with consumer demand; (o) manage risks that arise through expanding international manufacturing, operations and sales; (p) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment; (q) successfully determine, implement on a timely basis, and maintain a manner in which to sell motorcycles in the European Union, China, and the Company's ASEAN countries that does not subject its motorcycles to incremental tariffs; (r) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (s) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (t) retain and attract talented employees and eliminate personnel duplication, inefficiencies, and complexity throughout the organization; (u) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (v) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio; (w) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (x) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (y) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (z) grow ridership, globally; (aa) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (bb) manage its exposure to product liability claims and commercial or contractual disputes; (cc) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (dd) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; and (ee) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain.
The Company's operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, or other factors. Other factors are described in Item 1A. Risk Factors and risk factors that the Company has disclosed in documents previously filed with the Securities and Exchange Commission. Many of these risk factors are impacted by the current changing capital, credit and retail markets and the Company's ability to manage through inconsistent economic conditions.
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
The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Thai baht, Indian rupee, and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange a specified amount of foreign currency for U.S. dollars at a future date, based on a fixed exchange rate.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended June 28, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 1A. Risk Factors
An investment in Harley-Davidson, In. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which have not materially changed except as set forth below.
The COVID-19 pandemic has adversely impacted the Company's business and may have a material adverse impact on the Company's future business, results of operations, financial condition and liquidity.
During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world and was subsequently recognized as a pandemic. The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world. The COVID-19 pandemic has led to supply chain destabilization, facility closures, workforce disruption, and volatility in the economy, and its full impact is not yet known. These impacts may continue to expand in scope, type and severity.
The Company’s operations and demand for its products have been adversely impacted as a result of the COVID-19 pandemic. The Company acted quickly and in alignment with government efforts to protect the safety and health of its employees and the Harley-Davidson community. The Company implemented travel restrictions, enhanced sanitation practices, cancelled events and closed facilities including temporarily suspending global manufacturing starting in March 2020. While the Company's global manufacturing has resumed and the impact on demand, facility closures and other restrictions are expected to be temporary, the duration and financial impact to the Company are unknown at this time. To the extent these impacts continue, they will have an adverse effect on the Company's future business, results of operations, financial condition and liquidity.
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
The impacts that are listed above and other impacts of the COVID-19 pandemic are likely to also have the effect of heightening many of the Company’s other risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Detail related to the Company's repurchases of its common stock based on the date of trade during the quarter ended June 28, 2020 is as follows:

2020 Fiscal Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 to April 3	1,621	$18	1,621	18,246,721
April 4 to May 31	1,764	$21	1,764	18,246,721
June 1 to June 28	758	$25	758	18,246,721
	4,143	$20	4,143
(a)Includes shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units

In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock with no dollar limit or expiration date. As of June 28, 2020, 18.2 million shares remained under these authorizations. The Company repurchased no shares on a discretionary basis during the quarter ended June 28, 2020.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2020, the Company acquired 4,143 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 5. Other Information
The Company is executing a set of actions, referred to as "The Rewire," which includes certain restructuring activities. The Company previously disclosed restructuring actions related to The Rewire that were approved through June 28, 2020. On August 5, 2020, the Company approved additional restructuring actions under The Rewire relating to facility changes. Subsequent to June 28, 2020 through August 5, 2020, the Company has approved other restructuring activities associated with The Rewire, including the termination of certain current and future products.
As a result of the actions approved through August 5, 2020, the Company expects to incur restructuring expenses of approximately $44 million in 2020, of which approximately 50% are expected to be cash expenditures. The total estimated restructuring expenses include approximately $23 million related to contract termination and other costs and $21 million related to non-current asset adjustments, including accelerated depreciation and other adjustments to the carrying value of non-current assets. The Company expects to complete the restructuring activities approved through August 5, 2020 within the next 12 months.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Fiscal Agency Agreement, dated May 19, 2020, relating to the 3.875% Medium Term Notes due May 2023, among certain subsidiaries of the Company, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Luxembourg Branch
4.2	Officers' Certificate, dated June 8, 2020, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2025
4.3	364-Day Credit Agreement, dated June 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and Toronto Dominion (Texas) LLC., as, global administrative agent
10.2	Harley-Davidson, Inc. 2020 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 21, 2020 filed on April 9, 2020 (File No. 1-9183))
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 6, 2020	/s/ J. Darrell Thomas
J. Darrell Thomas
Vice President and Treasurer
Interim Chief Financial Officer
(Principal financial officer)

Date: August 6, 2020	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)