Form 10-Q
period 2020-09-27
HARLEY-DAVIDSON, INC.
filed 2020-11-05
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 153,278,729 shares of common stock as of October 30, 2020.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended September 27, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue:
Motorcycles and Related Products	$964,029	$1,068,942	$2,733,091	$3,698,583
Financial Services	201,655	203,577	596,064	590,935
	1,165,684	1,272,519	3,329,155	4,289,518
Costs and expenses:
Motorcycles and Related Products cost of goods sold	676,796	748,878	2,019,310	2,576,342
Financial Services interest expense	67,533	53,390	182,193	158,387
Financial Services provision for credit losses	7,835	33,747	178,433	94,621
Selling, administrative and engineering expense	231,721	309,031	734,057	885,273
Restructuring expense	43,915	7,629	85,864	31,682
	1,027,800	1,152,675	3,199,857	3,746,305
Operating income	137,884	119,844	129,298	543,213
Other income, net	155	3,160	466	11,857
Investment income	2,672	2,041	3,082	11,970
Interest expense	7,783	7,789	23,307	23,304
Income before provision for income taxes	132,928	117,256	109,539	543,736
Provision for income taxes	12,710	30,693	11,843	133,597
Net income	$120,218	$86,563	$97,696	$410,139
Earnings per share:
Basic	$0.78	$0.55	$0.64	$2.59
Diluted	$0.78	$0.55	$0.64	$2.58
Cash dividends per share	$0.020	$0.375	$0.420	$1.125
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income	$120,218	$86,563	$97,696	$410,139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,737	(15,321)	(275)	(3,720)
Derivative financial instruments	(2,101)	6,284	(28,255)	(6,080)
Pension and postretirement benefit plans	11,959	7,744	35,876	23,230
	22,595	(1,293)	7,346	13,430
Comprehensive income	$142,813	$85,270	$105,042	$423,569
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 27, 2020	December 31, 2019	September 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,560,950	$833,868	$862,381
Accounts receivable, net	232,845	259,334	307,616
Finance receivables, net of allowance of $74,111, $43,006, and $39,964	1,701,478	2,272,522	2,210,001
Inventories, net	322,375	603,571	489,098
Restricted cash	160,155	64,554	79,115
Other current assets	178,931	168,974	140,786
	6,156,734	4,202,823	4,088,997
Finance receivables, net of allowance of $334,591, $155,575, and $158,612	5,142,014	5,101,844	5,305,579
Property, plant and equipment, net	785,165	847,382	844,446
Prepaid pension costs	82,378	56,014	—
Goodwill	64,884	64,160	63,727
Deferred income taxes	137,960	101,204	132,019
Lease assets	47,599	61,618	55,905
Other long-term assets	115,541	93,114	85,557
	$12,532,275	$10,528,159	$10,576,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,103	$294,380	$348,951
Accrued liabilities	591,281	582,288	556,990
Short-term debt	1,227,763	571,995	1,013,137
Current portion of long-term debt, net	2,109,284	1,748,109	1,779,673
	4,217,431	3,196,772	3,698,751
Long-term debt, net	6,171,676	5,124,826	4,607,041
Lease liabilities	31,225	44,447	39,408
Pension liabilities	57,853	56,138	82,561
Postretirement healthcare liabilities	68,379	72,513	89,032
Other long-term liabilities	215,813	229,464	223,218
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, none issued	—	—	—
Common stock	1,835	1,828	1,827
Additional paid-in-capital	1,501,410	1,491,004	1,482,669
Retained earnings	2,148,462	2,193,997	2,238,313
Accumulated other comprehensive loss	(529,603)	(536,949)	(616,254)
Treasury stock, at cost	(1,352,206)	(1,345,881)	(1,270,336)
	1,769,898	1,803,999	1,836,219
	$12,532,275	$10,528,159	$10,576,230

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 27, 2020	December 31, 2019	September 29, 2019
Balances held by consolidated variable interest entities (Note 13):
Finance receivables, net - current	$576,750	$291,444	$308,568
Other assets	$3,129	$2,420	$1,618
Finance receivables, net - non-current	$2,177,875	$1,027,179	$1,175,086
Restricted cash - current and non-current	$170,925	$63,812	$78,334
Current portion of long-term debt, net	$677,099	$317,607	$346,350
Long-term debt, net	$1,886,594	$937,212	$1,079,278
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 27, 2020	September 29, 2019
Net cash provided by operating activities (Note 7)	$1,135,068	$848,649
Cash flows from investing activities:
Capital expenditures	(92,295)	(121,161)
Origination of finance receivables	(2,873,259)	(3,141,626)
Collections on finance receivables	2,730,166	2,695,918
Sales and redemptions of marketable securities	—	10,007
Acquisition of business	—	(7,000)
Other investing activities	334	12,388
Net cash used by investing activities	(235,054)	(551,474)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,396,602	546,655
Repayments of medium-term notes	(1,400,000)	(1,350,000)
Proceeds from securitization debt	2,064,450	1,021,353
Repayments of securitization debt	(735,885)	(244,250)
Borrowings of asset-backed commercial paper	225,187	177,950
Repayments of asset-backed commercial paper	(236,846)	(240,008)
Net increase (decrease) in unsecured commercial paper	509,978	(120,707)
Net increase in credit facilities	150,000	—
Deposits	29,992	—
Dividends paid	(65,002)	(179,409)
Repurchase of common stock	(7,895)	(217,454)
Issuance of common stock under share-based plans	96	2,180
Net cash provided (used) by financing activities	1,930,677	(603,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,071	(4,110)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,836,762	$(310,625)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$905,366	$1,259,748
Net increase (decrease) in cash, cash equivalents and restricted cash	2,836,762	(310,625)
Cash, cash equivalents and restricted cash, end of period	$3,742,128	$949,123

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$3,560,950	$862,381
Restricted cash	160,155	79,115
Restricted cash included in Other long-term assets	21,023	7,627
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$3,742,128	$949,123
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2019	182,816,536	$1,828	$1,491,004	$2,193,997	$(536,949)	$(1,345,881)	$1,803,999
Net income	—	—	—	69,695	—	—	69,695
Other comprehensive loss, net of tax (Note 18)	—	—	—	—	(42,341)	—	(42,341)
Dividends ($0.380 per share)	—	—	—	(58,817)	—	—	(58,817)
Repurchase of common stock	—	—	—	—	—	(7,071)	(7,071)
Share-based compensation	585,053	6	4,137	—	—	604	4,747
Cumulative effect of change in accounting (Note 2)	—	—	—	(78,229)	—	—	(78,229)
Balance, March 29, 2020	183,401,589	1,834	1,495,141	2,126,646	(579,290)	(1,352,348)	1,691,983
Net loss	—	—	—	(92,217)	—	—	(92,217)
Other comprehensive income, net of tax (Note 18)	—	—	—	—	27,092	—	27,092
Dividends ($0.020 per share)	—	—	—	(3,100)	—	—	(3,100)
Repurchase of common stock	—	—	—	—	—	(85)	(85)
Share-based compensation	9,615	—	(882)	—	—	914	32
Balance, June 28, 2020	183,411,204	1,834	1,494,259	2,031,329	(552,198)	(1,351,519)	1,623,705
Net income	—	—	—	120,218	—	—	120,218
Other comprehensive income, net of tax (Note 18)	—	—	—	—	22,595	—	22,595
Dividends ($0.020 per share)	—	—	—	(3,085)	—	—	(3,085)
Repurchase of common stock	—	—	—	—	—	(739)	(739)
Share-based compensation	82,329	1	7,151	—	—	52	7,204
Balance, September 27, 2020	183,493,533	$1,835	$1,501,410	$2,148,462	$(529,603)	$(1,352,206)	$1,769,898
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2018	181,931,225	$1,819	$1,459,620	$2,007,583	$(629,684)	$(1,065,389)	$1,773,949
Net income	—	—	—	127,945	—	—	127,945
Other comprehensive income, net of tax (Note 18)	—	—	—	—	7,633	—	7,633
Dividends ($0.375 per share)	—	—	—	(60,859)	—	—	(60,859)
Repurchase of common stock	—	—	—	—	—	(61,712)	(61,712)
Share-based compensation	702,687	7	5,961	—	—	4,687	10,655
Balance, March 31, 2019	182,633,912	1,826	1,465,581	2,074,669	(622,051)	(1,122,414)	1,797,611
Net income	—	—	—	195,631	—	—	195,631
Other comprehensive income, net of tax (Note 18)	—	—	—	—	7,090	—	7,090
Dividends ($0.375 per share)	—	—	—	(59,982)	—	—	(59,982)
Repurchase of common stock	—	—	—	—	—	(42,908)	(42,908)
Share-based compensation	9,338	1	9,238	—	—	3,960	13,199
Balance, June 30, 2019	182,643,250	1,827	1,474,819	2,210,318	(614,961)	(1,161,362)	1,910,641
Net income	—	—	—	86,563	—	—	86,563
Other comprehensive loss, net of tax (Note 18)	—	—	—	—	(1,293)	—	(1,293)
Dividends ($0.375 per share)	—	—	—	(58,568)	—	—	(58,568)
Repurchase of common stock	—	—	—	—	—	(112,834)	(112,834)
Share-based compensation	80,249	—	7,850	—	—	3,860	11,710
Balance, September 29, 2019	182,723,499	$1,827	$1,482,669	$2,238,313	$(616,254)	$(1,270,336)	$1,836,219
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Use of Estimates
The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries, all of which are wholly-owned (the Company), including the accounts of the groups of companies referred to as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of September 27, 2020 and September 29, 2019, the Consolidated statements of operations for the three and nine month periods then ended, the Consolidated statements of comprehensive income for the three and nine month periods then ended, the Consolidated statements of cash flows for the nine month periods then ended, and the Consolidated statements of shareholders' equity for the three and nine month periods then ended.
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
During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world, and was recognized as a pandemic in March 2020. The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world. The COVID-19 pandemic has led to supply chain destabilization, facility closures, workforce disruption, and volatility in the economy, and its full impact is not yet known. These impacts may continue to expand in scope, type and severity.
The Company’s operations and demand for its products have been adversely impacted as a result of the COVID-19 pandemic. The Company acted quickly and in alignment with government efforts to protect the safety and health of its employees and the Harley-Davidson community. The Company implemented travel restrictions, enhanced sanitation practices, cancelled events and closed facilities including temporarily suspending its global manufacturing. While the Company's global manufacturing has resumed and the impacts on demand, facility closures and other restrictions resulting from the pandemic are expected to be temporary, the duration of the pandemic and its financial impact to the Company are unknown at this time. This uncertainty could have an impact in future periods on certain estimates used in the preparation of financial results for the period ending September 27, 2020, including, but not limited to, the allowance for credit losses, goodwill, long-lived assets, fair value measurements, the provision for income tax and hedge accounting with respect to forecasted future transactions.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 amended Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements to eliminate, modify, and add certain disclosure requirements for fair value measurements. The amendments were required to be applied retrospectively, with the exception of a few disclosure additions, which were to be applied on a prospective basis. The Company adopted ASC 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's disclosures.
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
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Motorcycles and Related Products Revenue:
Motorcycles	$684,344	$779,344	$2,030,447	$2,871,982
Parts & Accessories	209,808	203,173	513,201	584,134
General Merchandise	49,356	60,334	136,321	180,379
Licensing	8,894	8,611	21,826	27,099
Other	11,627	17,480	31,296	34,989
	964,029	1,068,942	2,733,091	3,698,583
Financial Services Revenue:
Interest income	174,464	175,840	512,726	502,721
Other	27,191	27,737	83,338	88,214
	201,655	203,577	596,064	590,935
	$1,165,684	$1,272,519	$3,329,155	$4,289,518
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

	September 27, 2020	September 29, 2019
Balance, beginning of period	$29,745	$29,055
Balance, end of period	$31,209	$32,374
Previously deferred revenue recognized as revenue in the three months ended September 27, 2020 and September 29, 2019 was $6.3 million and $6.0 million, respectively, and $19.6 million and $18.3 million in the nine months ended September 27, 2020 and September 29, 2019. The Company expects to recognize approximately $15.3 million of the remaining unearned revenue over the next 12 months and $15.9 million thereafter.
4. Restructuring Activities
Expenses associated with the Company's restructuring activities are included in Restructuring expense on the Consolidated statements of operations.
2020 Restructuring Activities – In 2020, the Company initiated restructuring activities including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global independent dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. The workforce reduction will result in the elimination of approximately 700 positions globally, including the termination of approximately 500 employees. In addition, the India action will result in the termination of approximately 70 employees.

Restructuring expenses related to the 2020 restructuring activities, by segment, were as follows (in millions):

	Amount Incurred
	Three months ended September 27, 2020	Nine months ended September 27, 2020
Motorcycles and Related Products	$43.6	$84.6
Financial Services	0.3	1.3
	$43.9	$85.9
The Company expects restructuring expenses of approximately $169 million, primarily in 2020. This includes approximately $155 million and $14 million expected to be in incurred in the Motorcycles and Financial Services segments, respectively. Total expected restructuring expenses under the 2020 restructuring activities include approximately $34 million related to employee termination benefits, $103 million related to contract termination and other costs and $32 million related to non-current asset adjustments, including accelerated depreciation and other adjustments to the carrying value of non-current assets.
Changes in accrued restructuring expenses for the 2020 restructuring activities initiated in the second quarter of 2020, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows (in thousands):

	Three months ended September 27, 2020				Nine months ended September 27, 2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$25,298	$14,270	$—	$39,568	$—	$—	$—	$—
Restructuring expense	4,493	23,422	16,000	43,915	29,814	37,692	18,358	85,864
Utilized – cash	(11,940)	(5,899)	—	(17,839)	(11,940)	(5,899)	—	(17,839)
Utilized – non cash	—	—	(16,000)	(16,000)	—	—	(18,358)	(18,358)
Foreign currency changes	166	(54)	—	112	143	(54)	—	89
Balance, end of period	$18,017	$31,739	$—	$49,756	$18,017	$31,739	$—	$49,756
2018 Restructuring Activities – In 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which included the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). The consolidation of operations included the elimination of approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility through 2019. The Adelaide facility closure included the elimination of approximately 90 jobs. Through December 31, 2019, the Motorcycles segment incurred cumulative restructuring expenses of $122.2 million and other costs related to temporary inefficiencies of $23.2 million under the Manufacturing Optimization Plan. The Manufacturing Optimization Plan was completed in 2019.
In 2018, the Company initiated a reorganization of its workforce (Reorganization Plan), which was completed in 2019. As a result, approximately 70 employees left the Company on an involuntary basis.

Changes in accrued restructuring expenses for the 2018 restructuring activities which are included in Accrued liabilities on the Consolidated balance sheets during 2019 were as follows (in thousands). The changes in accrued restructuring expenses for the 2018 restructuring activities during the three and nine months ended September 27, 2020 were immaterial.

	Three months ended September 29, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$9,661	$—	$23	$9,684	$144	$9,828
Restructuring (benefit) expense	(1)	719	6,850	7,568	61	7,629
Utilized – cash	(6,617)	—	(6,535)	(13,152)	(205)	(13,357)
Utilized – non cash	(2)	(719)	(336)	(1,057)	—	(1,057)
Foreign currency changes	(26)	—	—	(26)	—	(26)
Balance, end of period	$3,015	$—	$2	$3,017	$—	$3,017

	Nine months ended September 29, 2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$24,958	$—	$79	$25,037	$3,461	$28,498
Restructuring expense (benefit)	16	14,684	17,316	32,016	(334)	31,682
Utilized – cash	(21,951)	—	(16,357)	(38,308)	(3,101)	(41,409)
Utilized – non cash	(2)	(14,684)	(1,032)	(15,718)	—	(15,718)
Foreign currency changes	(6)	—	(4)	(10)	(26)	(36)
Balance, end of period	$3,015	$—	$2	$3,017	$—	$3,017
The Company incurred incremental Motorcycles and Related Products cost of goods sold due to temporary inefficiencies resulting from implementing the Manufacturing Optimization Plan during the three and nine months ended September 29, 2019 of $2.5 million and $10.0 million, respectively.
5. Income Taxes
The Company’s effective income tax rate for the nine months ended September 27, 2020 was 10.8% compared to 24.6% for the nine months ended September 29, 2019. The decrease in the 2020 effective income tax rate as compared to 2019 was due primarily to net discrete income tax benefits recorded during the nine months ended September 27, 2020, including favorable settlements with taxing authorities. The effective income tax rate for the nine months ended September 27, 2020 was determined based on the Company's current projections for full-year 2020 financial results. Given uncertainty surrounding the impact of the COVID-19 pandemic, the Company's projection for full-year 2020 financial results, in total and across its numerous tax jurisdictions, may evolve and ultimately impact the Company's 2020 full-year effective income tax rate.

6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income	$120,218	$86,563	$97,696	$410,139

Basic weighted-average shares outstanding	153,252	156,239	153,153	158,117
Effect of dilutive securities – employee stock compensation plan	663	705	637	677
Diluted weighted-average shares outstanding	153,915	156,944	153,790	158,794
Net earnings per share:
Basic	$0.78	$0.55	$0.64	$2.59
Diluted	$0.78	$0.55	$0.64	$2.58
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.3 million and 1.1 million shares for the three months ended September 27, 2020 and September 29, 2019, respectively, and 1.6 million and 1.2 million shares for the nine months ended September 27, 2020 and September 29, 2019, respectively.
7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	September 27, 2020	December 31, 2019	September 29, 2019
Mutual funds	$48,845	$52,575	$49,821
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories, net consisted of the following (in thousands):

	September 27, 2020	December 31, 2019	September 29, 2019
Raw materials and work in process	$152,740	$235,433	$189,144
Motorcycle finished goods	125,930	280,306	206,324
Parts & Accessories and General Merchandise	100,131	144,258	152,269
Inventory at lower of FIFO cost or net realizable value	378,801	659,997	547,737
Excess of FIFO over LIFO cost	(56,426)	(56,426)	(58,639)
	$322,375	$603,571	$489,098

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Nine months ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income	$97,696	$410,139
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	140,057	174,609
Amortization of deferred loan origination costs	52,374	57,303
Amortization of financing origination fees	10,628	7,032
Provision for long-term employee benefits	23,557	10,888
Employee benefit plan contributions and payments	(5,456)	(11,166)
Stock compensation expense	12,076	25,323
Net change in wholesale finance receivables related to sales	330,793	683
Provision for credit losses	178,433	94,621
Deferred income taxes	(18,978)	3,535
Other, net	(9,320)	7,839
Changes in current assets and liabilities:
Accounts receivable, net	29,630	(7,833)
Finance receivables – accrued interest and other	5,097	(4,574)
Inventories, net	273,668	62,870
Accounts payable and accrued liabilities	(16,922)	13,138
Derivative financial instruments	(1,543)	2,537
Other	33,278	1,705
	1,037,372	438,510
Net cash provided by operating activities	$1,135,068	$848,649
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
Finance receivables, net, consisted of the following (in thousands):

	September 27, 2020	December 31, 2019	September 29, 2019
Retail finance receivables	$6,585,298	$6,416,428	$6,642,809
Wholesale finance receivables	666,896	1,156,519	1,071,347
	7,252,194	7,572,947	7,714,156
Allowance for credit losses	(408,702)	(198,581)	(198,576)
	$6,843,492	$7,374,366	$7,515,580

On January 1, 2020, the Company adopted ASU 2016-13, which requires an entity to recognize expected lifetime losses on finance receivables upon origination. The allowance for credit losses as of September 27, 2020 represents the Company’s estimate of lifetime losses for its finance receivables. Prior to the adoption of ASU 2016-13, the Company maintained an allowance for credit losses based on the Company’s estimate of probable losses inherent in its finance receivables as of the balance sheet date.
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
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a collective evaluation of the adequacy of the retail allowance for credit losses. For periods after January 1, 2020, the Company utilizes a vintage-based loss forecast methodology that includes decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the two-year reasonable and supportable period. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors. For periods prior to January 1, 2020, the Company performed a periodic and systematic collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilized loss forecast models which considered a variety of factors including, but not limited to, historical loss trends, origination or vintage analysis, known and inherent risks in the portfolio, the value of the underlying collateral, recovery rates, and current economic conditions.
The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review to determine whether the loans share similar risk characteristics. The Company individually evaluates loans that do not share risk characteristics. Loans identified as those for which foreclosure is probable are classified as Non-Performing, and a specific allowance for credit losses is established when appropriate. The specific allowance is determined based on the amortized cost of the related finance receivable and the estimated fair value of the collateral, less selling costs and the cash that the Company expects to receive. Finance receivables in the wholesale portfolio not individually assessed are aggregated, based on similar risk characteristics, according to the Company’s internal risk rating system and measured collectively. For periods after January 1, 2020, the related allowance for credit losses is based on factors such as the specific borrower’s financial performance and ability to repay, the Company’s past loan loss experience, reasonable and supportable economic forecasts, and the value of the underlying collateral and expected recoveries. For periods prior to January 1, 2020, the related allowance for credit losses was based on factors such as the specific borrower’s financial performance and ability to repay, the Company’s past loan loss experience, current economic conditions, and the value of the underlying collateral.
The Company considers various economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Changes in the Company’s outlook on economic conditions impacted the retail and wholesale estimates for expected credit losses at September 27, 2020. As part of the January 1, 2020 adoption of ASU 2016-13, the Company expected to be operating in a negative economic environment throughout 2020. The Company’s economic forecast worsened during the first and second quarters of 2020 as a result of the impact of the COVID-19 pandemic. During the third quarter of 2020, the Company’s outlook on economic conditions improved modestly from the second quarter of 2020; however, significant uncertainty still exists surrounding future economic outcomes. As such, the Company’s economic outlook at the end of the third quarter of 2020 included some economic improvement with a heavier emphasis on deteriorating economic trend assumptions as the COVID-19 pandemic continues to restrain the U.S. economy as evidenced by continued high unemployment rates and a slow U.S. Gross Domestic Product (GDP) recovery.
The historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to produce reasonable and supportable allowance balances. These factors include motorcycle recovery value considerations, delinquency adjustments and specific problem loan trends.

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
Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 27, 2020
	Retail	Wholesale	Total
Balance, beginning of period	$389,758	$21,257	$411,015
Provision for credit losses	8,024	(189)	7,835
Charge-offs	(20,378)	(2,442)	(22,820)
Recoveries	12,672	—	12,672
Balance, end of period	$390,076	$18,626	$408,702
	Three months ended September 29, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$186,722	$8,274	$194,996
Provision for credit losses	35,071	(1,324)	33,747
Charge-offs	(41,076)	—	(41,076)
Recoveries	10,909	—	10,909
Balance, end of period	$191,626	$6,950	$198,576
	Nine months ended September 27, 2020
	Retail	Wholesale	Total
Balance, beginning of period	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	95,558	5,046	100,604
Provision for credit losses	172,491	5,942	178,433
Charge-offs	(105,452)	(2,442)	(107,894)
Recoveries	38,978	—	38,978
Balance, end of period	$390,076	$18,626	$408,702

	Nine months ended September 29, 2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	95,458	(837)	94,621
Charge-offs	(121,538)	—	(121,538)
Recoveries	35,608	—	35,608
Balance, end of period	$191,626	$6,950	$198,576
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by credit quality indicator and vintage, as of September 27, 2020, was as follows (in thousands):

	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$730,539	$649,174	$408,201	$196,050	$90,179	$39,749	$2,113,892
Prime	993,429	877,714	570,851	336,134	187,067	101,403	3,066,598
Sub-prime	387,766	326,537	196,001	124,312	82,975	64,537	1,182,128
	2,111,734	1,853,425	1,175,053	656,496	360,221	205,689	6,362,618
Canadian Retail:
Super prime	48,974	51,939	31,351	16,013	6,526	2,723	157,526
Prime	17,053	14,681	10,630	7,285	3,555	2,489	55,693
Sub-prime	2,790	2,630	1,706	1,171	685	479	9,461
	68,817	69,250	43,687	24,469	10,766	5,691	222,680
	$2,180,551	$1,922,675	$1,218,740	$680,965	$370,987	$211,380	$6,585,298
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

	December 31, 2019	September 29, 2019
Prime	$5,278,093	$5,454,920
Sub-prime	1,138,335	1,187,889
	$6,416,428	$6,642,809
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

The amortized cost of wholesale financial receivables, by credit quality indicator and vintage, was as follows as of September 27, 2020 (in thousands):

	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	14	—	—	—	14
Substandard	277	238	—	—	—	—	515
Special Mention	2,316	1,213	160	—	—	1,139	4,828
Medium Risk	1,283	448	33	—	—	—	1,764
Low Risk	505,328	118,466	18,602	8,551	5,525	3,303	659,775
	$509,204	$120,365	$18,809	$8,551	$5,525	$4,442	$666,896
Dealer risk rating categories prior to the adoption of ASU 2016-13 were consistent with the current risk rating categories with the exception of the Non-Performing category for dealers identified as those in which foreclosure is probable, which was established in connection with the January 1, 2020 adoption. The recorded investment in wholesale finance receivables, by internal credit quality indicator, was as follows (in thousands):

	December 31, 2019	September 29, 2019
Doubtful	$11,664	$4,964
Substandard	6,122	752
Special Mention	16,125	14,813
Medium Risk	16,800	11,544
Low Risk	1,105,808	1,039,274
	$1,156,519	$1,071,347
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $3.1 million and $14.5 million of accrued interest against interest income during the three and nine months ended September 27, 2020, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under ASU 2016-13 to exclude accrued interest from its allowance for credit losses. Accordingly, as of September 27, 2020, December 31, 2019 and September 29, 2019, all retail finance receivables were accounted for as interest-earning receivables, of which $22.9 million, $48.0 million and $35.6 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. The Company reversed $0.4 million of accrued interest related to the charge-off of Non-Performing dealer loans during the three and nine months ended September 27, 2020. There were no dealers on non-accrual status at September 27, 2020. Wholesale finance receivables 90 days or more past due and accruing interest at September 27, 2020, December 31, 2019 and September 29, 2019 were $0.3 million, $2.6 million, and $2.0 million, respectively.

The aging analysis of finance receivables was as follows (in thousands):

	September 27, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,434,642	$96,243	$31,467	$22,946	$150,656	$6,585,298
Wholesale finance receivables	666,335	244	3	314	561	666,896
	$7,100,977	$96,487	$31,470	$23,260	$151,217	$7,252,194

	December 31, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,171,930	$142,479	$53,995	$48,024	$244,498	$6,416,428
Wholesale finance receivables	1,152,416	1,145	384	2,574	4,103	1,156,519
	$7,324,346	$143,624	$54,379	$50,598	$248,601	$7,572,947

	September 29, 2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,425,097	$134,074	$48,033	$35,605	$217,712	$6,642,809
Wholesale finance receivables	1,068,510	615	209	2,013	2,837	1,071,347
	$7,493,607	$134,689	$48,242	$37,618	$220,549	$7,714,156
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
At September 29, 2019, there were no wholesale receivables that were individually deemed to be impaired under ASC Topic 310, Receivables. Additional information related to the wholesale finance receivables that were individually deemed to be impaired at December 31, 2019 included the following (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	4,994	4,601	2,100	4,976	—
	$4,994	$4,601	$2,100	$4,976	$—
Retail finance receivables were not evaluated individually for impairment prior to charge-off at December 31, 2019 or September 29, 2019.
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of September 27, 2020, December 31, 2019 and September 29, 2019. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. During the second and into the first part of the third quarter of 2020, the Company offered an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic.
9. Goodwill, Intangible and Long-Lived Assets
Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company also periodically evaluates whether there are indicators that the carrying value of long-lived assets to be held and used may not be recoverable. The Company has assessed the changes in events and circumstances related to the COVID-19 pandemic and determined there was no impairment of goodwill or long-lived assets during the three and nine months ended September 27, 2020.
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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Thai baht, Indian rupee, Singapore dollar, and Pound sterling. The Company's foreign currency exchange contracts generally have maturities of less than one year.

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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	September 27, 2020			December 31, 2019			September 29, 2019
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$352,933	$2,334	$6,132	$434,321	$3,505	$3,661	$441,131	$11,459	$790
Commodity contracts	801	95	—	616	—	80	744	—	56
Cross-currency swaps	1,367,460	57,787	292	660,780	8,326	—	—	—	—
Interest rate swap	450,000	—	6,184	900,000	—	9,181	900,000	—	11,164
	$2,171,194	$60,216	$12,608	$1,995,717	$11,831	$12,922	$1,341,875	$11,459	$12,010

	Derivative Financial Instruments Not Designated as Hedging Instruments
	September 27, 2020			December 31, 2019			September 29, 2019
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$284,991	$342	$574	$220,139	$721	$865	$193,959	$278	$219
Commodity contracts	6,854	231	215	8,270	95	147	9,485	230	360
Interest rate caps	1,124,260	60	—	375,980	2	—	427,530	4	—
	$1,416,105	$633	$789	$604,389	$818	$1,012	$630,974	$512	$579

The amounts of gains and losses related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Foreign currency contracts	$(6,587)	$13,135	$6,250	$14,422	$3,027	$5,826	$11,732	$15,947
Commodity contracts	131	(15)	(26)	(55)	(12)	(28)	(201)	(45)
Cross-currency swaps	63,182	—	49,168	—	59,625	—	83,634	—
Treasury rate lock contracts	—	—	—	—	(124)	(124)	(370)	(369)
Interest rate swap	(994)	(708)	(7,503)	(9,569)	(3,931)	(1,463)	(10,500)	(2,899)
	$55,732	$12,412	$47,889	$4,798	$58,585	$4,211	$84,295	$12,634
The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended September 27, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$676,796	$231,721	$7,783	$67,533

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$3,027	$—	$—	$—
Commodity contracts	$(12)	$—	$—	$—
Cross-currency swaps	$—	$59,625	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(33)
Interest rate swap	$—	$—	$—	$(3,931)
	Three months ended September 29, 2019
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$748,878	$309,031	$7,789	$53,390

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$5,826	$—	$—	$—
Commodity contracts	$(28)	$—	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(33)
Interest rate swap	$—	$—	$—	$(1,463)

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Nine months ended September 27, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,019,310	$734,057	$23,307	$182,193

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$11,732	$—	$—	$—
Commodity contracts	$(201)	$—	$—	$—
Cross-currency swaps	$—	$83,634	$—	$—
Treasury rate lock contracts	$—	$—	$(272)	$(98)
Interest rate swap	$—	$—	$—	$(10,500)
	Nine months ended September 29, 2019
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,576,342	$885,273	$23,304	$158,387

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$15,947	$—	$—	$—
Commodity contracts	$(45)	$—	$—	$—
Treasury rate lock contracts	$—	$—	$(272)	$(97)
Interest rate swap	$—	$—	$—	$(2,899)
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at September 27, 2020, estimated to be reclassified into income over the next 12 months was $23.8 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the interest rate caps were recorded in Financial Services interest expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Foreign currency contracts	$(3,569)	$1,719	$(1,897)	$1,602
Commodity contracts	134	(15)	(859)	(8)
Interest rate caps	92	(1)	519	(142)
	$(3,343)	$1,703	$(2,237)	$1,452
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
Operating lease expense for the three months ended September 27, 2020 and September 29, 2019 was $7.1 million and $7.4 million, respectively, and $20.9 million and $20.1 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. This includes variable lease costs related to leases involving assets operated by a third party of approximately $2.1 million and $1.6 million for the three months ended September 27, 2020 and September 29, 2019, respectively, and $5.2 million and $4.8 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases was as follows (in thousands):

	September 27, 2020	December 31, 2019	September 29, 2019
Lease assets	$47,599	$61,618	$55,905

Accrued liabilities	$17,704	$19,013	$18,421
Lease liabilities	31,225	44,447	39,408
	$48,929	$63,460	$57,829
Future maturities of the Company's operating lease liabilities as of September 27, 2020 were as follows (in thousands):

Operating Leases
2020	$5,090
2021	18,024
2022	12,808
2023	6,369
2024	4,443
Thereafter	4,927
Future lease payments	51,661
Present value discount	(2,732)
Lease liabilities	$48,929

Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cash outflows for amounts included in the measurement of lease liabilities	$5,274	$6,073	$15,893	$15,944
ROU assets obtained in exchange for lease obligations, net of modifications	$(1,327)	$6,724	$327	$10,986

	September 27, 2020	December 31, 2019	September 29, 2019
Weighted-average remaining lease term (in years)	3.92	4.68	4.23
Weighted-average discount rate	3.1%	2.1%	3.3%

12. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	September 27, 2020	December 31, 2019	September 29, 2019
Unsecured commercial paper	$1,077,763	$571,995	$1,013,137
364-day credit facility borrowings	150,000	—	—
	$1,227,763	$571,995	$1,013,137
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		September 27, 2020	December 31, 2019	September 29, 2019
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$127,500	$114,693	$128,368
Asset-backed U.S. commercial paper conduit facilities		467,338	490,427	552,757
Asset-backed securitization debt		2,106,258	766,965	875,966
Unamortized discounts and debt issuance costs		(9,903)	(2,573)	(3,095)
		2,691,193	1,369,512	1,553,996
Unsecured notes (at par value):
Medium-term notes:
Due in 2020, issued February 2015	2.15%	—	600,000	600,000
Due in 2020, issued May 2018	LIBOR + 0.50%	—	450,000	450,000
Due in 2020, issued March 2017	2.40%	—	350,000	350,000
Due in 2021, issued January 2016	2.85%	600,000	600,000	600,000
Due in 2021, issued November 2018	LIBOR + 0.94%	450,000	450,000	450,000
Due in 2021, issued May 2018	3.55%	350,000	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	760,890	—	—
Due in 2024, issued November 2019(b)	3.14%	702,360	672,936	—
Due in 2025, issued June 2020	3.35%	700,000	—	—
Unamortized discounts and debt issuance costs		(17,289)	(12,809)	(10,409)
		4,845,961	4,760,127	4,089,591

		September 27, 2020	December 31, 2019	September 29, 2019
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(6,194)	(6,704)	(6,873)
		743,806	743,296	743,127
		5,589,767	5,503,423	4,832,718
Long-term debt		8,280,960	6,872,935	6,386,714
Current portion of long-term debt, net		(2,109,284)	(1,748,109)	(1,779,673)
Long-term debt, net		$6,171,676	$5,124,826	$4,607,041
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at September 27, 2020
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at September 27, 2020 and December 31, 2019, respectively
13. Asset-Backed Financing
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	September 27, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,422,841	$(143,775)	$138,276	$1,923	$2,419,265	$2,096,355
Asset-backed U.S. commercial paper conduit facilities	505,507	(29,948)	32,649	1,206	509,414	467,338
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	219,466	(6,878)	10,253	142	222,983	127,500
	$3,147,814	$(180,601)	$181,178	$3,271	$3,151,662	$2,691,193

	December 31, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$826,047	$(24,935)	$36,037	$778	$837,927	$764,392
Asset-backed U.S. commercial paper conduit facilities	533,587	(16,076)	27,775	1,642	546,928	490,427
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	232,699	(2,786)	7,686	296	237,895	114,693
	$1,592,333	$(43,797)	$71,498	$2,716	$1,622,750	$1,369,512

	September 29, 2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$929,773	$(27,517)	$45,096	$469	$947,821	$872,871
Asset-backed U.S. commercial paper conduit facilities	599,099	(17,701)	33,238	1,149	615,785	552,757
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	242,244	(3,182)	8,408	258	247,728	128,368
	$1,771,116	$(48,400)	$86,742	$1,876	$1,811,334	$1,553,996
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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in thousands):

	2020			2019
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$580,200	$525,000	$522,700	$—	$—	$—
Second quarter	1,840,500	1,550,200	$1,541,800	1,120,000	1,025,000	1,021,300
Third quarter	—	—	—	—	—	—
	$2,420,700	$2,075,200	$2,064,500	$1,120,000	$1,025,000	$1,021,300
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
Under the U.S. Conduit Facilities, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment for the $300.0 million agreement does not include any unused portion of the $300.0 million incremental borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 27, 2020, the U.S. Conduit Facilities have an expiration date of November 25, 2020.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds were as follows (in thousands):

	2020		2019
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$195,300	$163,600	$—	$—
Second quarter	—	—	—	—
Third quarter	—	—	174,400	154,600
	$195,300	$163,600	$174,400	$154,600
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2020, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 27, 2020, the Canadian Conduit has an expiration date of June 25, 2021.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $95.5 million at September 27, 2020. The maximum exposure is not an indication of the Company's expected loss exposure.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in thousands):

	2020		2019
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$77,900	$61,600	$—	$—
Second quarter	—	—	28,200	23,400
Third quarter	—	—	—	—
	$77,900	$61,600	$28,200	$23,400
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the nine months ended September 27, 2020 or September 29, 2019. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. The gain on sale was included in Financial Services revenue on the Consolidated statements of operations. In April 2020, the Company repurchased this off-balance sheet asset-backed securitization VIE for $27.4 million.
Similar to an on-balance sheet asset-backed securitization, the Company transferred U.S. retail motorcycle finance receivables to an SPE which in turn issued secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. The off-balance sheet asset-backed securitization SPE was a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitization were only available for payment of the secured debt and other obligations arising from the asset-backed securitization transaction and were not available to pay other obligations or claims of the Company’s creditors. In an on-balance sheet asset-backed securitization, the Company retains a financial interest in the VIE in the form of a debt security. As part of this off-balance sheet securitization, the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants.
The Company was not the primary beneficiary of the off-balance sheet asset-backed securitization VIE because it only retained servicing rights and did not have the obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE. Accordingly, this transaction met the accounting sale requirements under ASC Topic 860 and was recorded as a sale for accounting purposes. Upon the sale in 2016, the retail motorcycle finance receivables were removed from the Company’s Consolidated balance sheets and a gain was recognized for the difference between the cash proceeds received, the assets derecognized and the liabilities recognized as part of the transaction.
Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue on the Consolidated statements of operations. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.1 million and $0.5 million during the nine months ended September 27, 2020 and September 29, 2019, respectively.

The unpaid principal balance of retail motorcycle finance receivables serviced by the Company was as follows (in thousands):

	September 27, 2020	December 31, 2019	September 29, 2019
On-balance sheet retail motorcycle finance receivables	$6,423,104	$6,274,551	$6,500,938
Off-balance sheet retail motorcycle finance receivables	—	35,197	43,938
	$6,423,104	$6,309,748	$6,544,876
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent was as follows (in thousands):

	September 27, 2020	December 31, 2019	September 29, 2019
On-balance sheet retail motorcycle finance receivables	$150,656	$244,498	$217,712
Off-balance sheet retail motorcycle finance receivables	—	885	954
	$150,656	$245,383	$218,666
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company were as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
On-balance sheet retail motorcycle finance receivables	$7,706	$30,167	$66,474	$85,930
Off-balance sheet retail motorcycle finance receivables	—	(18)	13	375
	$7,706	$30,149	$66,487	$86,305

14. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Foreign currency contracts, commodity contracts, cross-currency swaps and treasury rate lock contracts are valued using quoted forward rates and prices; interest rate swaps and caps are valued using quoted interest rates and yield curves; investments in marketable securities and cash equivalents are valued using quoted prices.
Level 3 inputs are not observable in the market and include the Company's judgments about the assumptions market participants would use in pricing the asset or liability.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 27, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,250,891	$3,150,891	$100,000
Marketable securities	48,845	48,845	—
Derivative financial instruments	60,849	—	60,849
	$3,360,585	$3,199,736	$160,849
Liabilities:
Derivative financial instruments	$13,397	$—	$13,397

	December 31, 2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$624,832	$459,885	$164,947
Marketable securities	52,575	52,575	—
Derivative financial instruments	12,649	—	12,649
	$690,056	$512,460	$177,596
Liabilities:
Derivative financial instruments	$13,934	$—	$13,934
	September 29, 2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$624,789	$496,900	$127,889
Marketable securities	49,821	49,821	—
Derivative financial instruments	11,971	—	11,971
	$686,581	$546,721	$139,860
Liabilities:
Derivative financial instruments	$12,589	$—	$12,589
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $17.1 million, $21.4 million and $19.4 million at September 27, 2020, December 31, 2019 and September 29, 2019, respectively, for which the fair value adjustment was $2.9 million, $11.9 million and $8.8 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	September 27, 2020		December 31, 2019		September 29, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$6,954,661	$6,843,492	$7,419,627	$7,374,366	$7,561,797	$7,515,580
Liabilities:
Deposits	$29,999	$29,999	$—	$—	$—	$—
Debt:
Unsecured commercial paper	$1,077,763	$1,077,763	$571,995	$571,995	$1,013,137	$1,013,137
364-day credit facility borrowings	$150,000	$150,000	$—	$—	$—	$—
Asset-backed U.S. commercial paper conduit facilities	$467,338	$467,338	$490,427	$490,427	$552,757	$552,757
Asset-backed Canadian commercial paper conduit facility	$127,500	$127,500	$114,693	$114,693	$128,368	$128,368
Asset-backed securitization debt	$2,123,715	$2,096,355	$768,094	$764,392	$877,423	$872,871
Medium-term notes	$4,895,006	$4,845,961	$4,816,153	$4,760,127	$4,138,941	$4,089,591
Senior notes	$798,411	$743,806	$774,949	$743,296	$773,434	$743,127

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
Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company records estimated recall costs when the liability is both probable and estimable. This generally occurs when the Company's management approves and commits to a recall. Changes in the Company’s warranty and recall liabilities were as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Balance, beginning of period	$83,513	$108,804	$89,793	$131,740
Warranties issued during the period	8,564	12,988	25,821	41,955
Settlements made during the period	(12,886)	(26,906)	(37,780)	(73,291)
Recalls and changes to pre-existing warranty liabilities	239	1,990	1,596	(3,528)
Balance, end of period	$79,430	$96,876	$79,430	$96,876
The liability for recall campaigns was $29.8 million, $36.4 million and $40.5 million at September 27, 2020, December 31, 2019 and September 29, 2019, respectively. Additionally, during the nine months ended September 29, 2019 the Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million.

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

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Pension and SERPA Benefits:
Service cost	$6,806	$6,072	$20,418	$19,336
Interest cost	19,112	21,371	57,335	64,113
Expected return on plan assets	(33,764)	(35,581)	(101,292)	(106,743)
Amortization of unrecognized:
Prior service credit	(272)	(483)	(816)	(1,449)
Net loss	16,372	11,128	49,116	33,384
Settlement loss	—	1,500	—	1,500
Net periodic benefit cost	$8,254	$4,007	$24,761	$10,141
Postretirement Healthcare Benefits:
Service cost	$1,202	$1,040	$3,605	$3,409
Interest cost	2,336	2,938	7,008	8,814
Expected return on plan assets	(3,467)	(3,507)	(10,401)	(10,521)
Amortization of unrecognized:
Prior service credit	(595)	(595)	(1,785)	(1,785)
Net loss	123	69	369	207
Special retirement benefit cost	—	—	—	1,583
Curtailment gain	—	—	—	(960)
Net periodic benefit cost	$(401)	$(55)	$(1,204)	$747
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
Environmental Protection Agency Notice – In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. On September 14, 2020, the U.S. District Court for the District of Columbia approved the Settlement. The Company has an accrual for this matter recorded in Accrued liabilities on the Consolidated balance sheets. The payment of the settlement amount will not have a material adverse effect on the Company's financial condition or results of operations. The Company will continue to comply with the non-monetary terms of the consent decree entered into with the EPA.
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
18. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended September 27, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(53,825)	$(40,740)	$(457,633)	$(552,198)
Other comprehensive income, before reclassifications	13,331	55,732	—	69,063
Income tax expense	(594)	(12,299)	—	(12,893)
	12,737	43,433	—	56,170
Reclassifications:
Net gains on derivative financial instruments	—	(58,585)	—	(58,585)
Prior service credits(a)	—	—	(867)	(867)
Actuarial losses(a)	—	—	16,495	16,495
Reclassifications before tax	—	(58,585)	15,628	(42,957)
Income tax benefit (expense)	—	13,051	(3,669)	9,382
	—	(45,534)	11,959	(33,575)
Other comprehensive income (loss)	12,737	(2,101)	11,959	22,595
Balance, end of period	$(41,088)	$(42,841)	$(445,674)	$(529,603)

	Three months ended September 29, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(38,007)	$(10,579)	$(566,375)	$(614,961)
Other comprehensive (loss) income, before reclassifications	(15,451)	12,412	—	(3,039)
Income tax benefit (expense)	130	(2,923)	—	(2,793)
	(15,321)	9,489	—	(5,832)
Reclassifications:
Net gains on derivative financial instruments	—	(4,211)	—	(4,211)
Prior service credits(a)	—	—	(1,078)	(1,078)
Actuarial losses(a)	—	—	11,197	11,197
Reclassifications before tax	—	(4,211)	10,119	5,908
Income tax benefit (expense)	—	1,006	(2,375)	(1,369)
	—	(3,205)	7,744	4,539
Other comprehensive (loss) income	(15,321)	6,284	7,744	(1,293)
Balance, end of period	$(53,328)	$(4,295)	$(558,631)	$(616,254)

	Nine months ended September 27, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive (loss) income, before reclassifications	(434)	47,889	—	47,455
Income tax benefit (expense)	159	(10,718)	—	(10,559)
	(275)	37,171	—	36,896
Reclassifications:
Net gains on derivative financial instruments	—	(84,295)	—	(84,295)
Prior service credits(a)	—	—	(2,601)	(2,601)
Actuarial losses(a)	—	—	49,485	49,485
Reclassifications before tax	—	(84,295)	46,884	(37,411)
Income tax benefit (expense)	—	18,869	(11,008)	7,861
	—	(65,426)	35,876	(29,550)
Other comprehensive (loss) income	(275)	(28,255)	35,876	7,346
Balance, end of period	$(41,088)	$(42,841)	$(445,674)	$(529,603)

	Nine months ended September 29, 2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$1,785	$(581,861)	$(629,684)
Other comprehensive (loss) income, before reclassifications	(3,693)	4,798	—	1,105
Income tax expense	(27)	(1,247)	—	(1,274)
	(3,720)	3,551	—	(169)
Reclassifications:
Net gains on derivative financial instruments	—	(12,634)	—	(12,634)
Prior service credits(a)	—	—	(3,234)	(3,234)
Actuarial losses(a)	—	—	33,591	33,591
Reclassifications before tax	—	(12,634)	30,357	17,723
Income tax benefit (expense)	—	3,003	(7,127)	(4,124)
	—	(9,631)	23,230	13,599
Other comprehensive (loss) income	(3,720)	(6,080)	23,230	13,430
Balance, end of period	$(53,328)	$(4,295)	$(558,631)	$(616,254)
(a)Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 16
19. Business Segments
Harley-Davidson, Inc. is the parent company for the groups of companies referred to as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). The Company operates in two business segments: Motorcycles and Related Products (Motorcycles) and Financial Services. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
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
Select segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Motorcycles and Related Products:
Motorcycles revenue	$964,029	$1,068,942	$2,733,091	$3,698,583
Gross profit	287,233	320,064	713,781	1,122,241
Selling, administrative and engineering expense	196,912	265,464	618,912	754,479
Restructuring expense	43,581	7,629	84,586	31,682
Operating income	46,740	46,971	10,283	336,080
Financial Services:
Financial Services revenue	201,655	203,577	596,064	590,935
Financial Services expense	110,177	130,704	475,771	383,802
Restructuring expense	334	—	1,278	—
Operating income	91,144	72,873	119,015	207,133
Operating income	$137,884	$119,844	$129,298	$543,213

20. Supplemental Consolidating Data
The supplemental consolidating data is presented for informational purposes and is different than segment information due to the allocation of consolidating reporting adjustments to the reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended September 27, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$969,399	$—	$(5,370)	$964,029
Financial Services	—	200,448	1,207	201,655
	969,399	200,448	(4,163)	1,165,684
Costs and expenses:
Motorcycles and Related Products cost of goods sold	676,796	—	—	676,796
Financial Services interest expense	—	67,533	—	67,533
Financial Services provision for credit losses	—	7,835	—	7,835
Selling, administrative and engineering expense	199,829	35,774	(3,882)	231,721
Restructuring expense	43,581	334	—	43,915
	920,206	111,476	(3,882)	1,027,800
Operating income	49,193	88,972	(281)	137,884
Other income, net	155	—	—	155
Investment income	2,672	—	—	2,672
Interest expense	7,783	—	—	7,783
Income before income taxes	44,237	88,972	(281)	132,928
Income tax (benefit) provision	(6,347)	19,057	—	12,710
Net income	$50,584	$69,915	$(281)	$120,218

	Nine months ended September 27, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$2,743,562	$—	$(10,471)	$2,733,091
Financial Services	—	591,206	4,858	596,064
	2,743,562	591,206	(5,613)	3,329,155
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,019,310	—	—	2,019,310
Financial Services interest expense	—	182,193	—	182,193
Financial Services provision for credit losses	—	178,433	—	178,433
Selling, administrative and engineering expense	627,874	111,903	(5,720)	734,057
Restructuring expense	84,586	1,278	—	85,864
	2,731,770	473,807	(5,720)	3,199,857
Operating income	11,792	117,399	107	129,298
Other income, net	466	—	—	466
Investment income	103,082	—	(100,000)	3,082
Interest expense	23,307	—		23,307
Income before income taxes	92,033	117,399	(99,893)	109,539
Income tax (benefit) provision	(14,014)	25,857	—	11,843
Net income	$106,047	$91,542	$(99,893)	$97,696

	Three months ended September 29, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,074,397	$—	$(5,455)	$1,068,942
Financial Services	—	201,308	2,269	203,577
	1,074,397	201,308	(3,186)	1,272,519
Costs and expenses:
Motorcycles and Related Products cost of goods sold	748,878	—	—	748,878
Financial Services interest expense	—	53,390	—	53,390
Financial Services provision for credit losses	—	33,747	—	33,747
Selling, administrative and engineering expense	269,080	42,996	(3,045)	309,031
Restructuring expense	7,629	—	—	7,629
	1,025,587	130,133	(3,045)	1,152,675
Operating income	48,810	71,175	(141)	119,844
Other income, net	3,160	—	—	3,160
Investment income	52,041	—	(50,000)	2,041
Interest expense	7,789	—	—	7,789
Income before provision for income taxes	96,222	71,175	(50,141)	117,256
Provision for income taxes	13,517	17,176	—	30,693
Net income	$82,705	$53,999	$(50,141)	$86,563

	Nine months ended September 29, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$3,714,091	$—	$(15,508)	$3,698,583
Financial Services	—	584,258	6,677	590,935
	3,714,091	584,258	(8,831)	4,289,518
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,576,342	—	—	2,576,342
Financial Services interest expense	—	158,387	—	158,387
Financial Services provision for credit losses	—	94,621	—	94,621
Selling, administrative and engineering expense	764,848	129,170	(8,745)	885,273
Restructuring expense	31,682	—	—	31,682
	3,372,872	382,178	(8,745)	3,746,305
Operating income	341,219	202,080	(86)	543,213
Other income, net	11,857	—	—	11,857
Investment income	151,970	—	(140,000)	11,970
Interest expense	23,304	—	—	23,304
Income before provision for income taxes	481,742	202,080	(140,086)	543,736
Provision for income taxes	85,422	48,175	—	133,597
Net income	$396,320	$153,905	$(140,086)	$410,139

	September 27, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$733,704	$2,827,246	$—	$3,560,950
Accounts receivable, net	473,530	—	(240,685)	232,845
Finance receivables, net	—	1,701,478	—	1,701,478
Inventories, net	322,375	—	—	322,375
Restricted cash	—	160,155	—	160,155
Other current assets	81,551	102,156	(4,776)	178,931
	1,611,160	4,791,035	(245,461)	6,156,734
Finance receivables, net	—	5,142,014	—	5,142,014
Property, plant and equipment, net	736,589	48,576	—	785,165
Prepaid pension costs	82,378	—	—	82,378
Goodwill	64,884	—	—	64,884
Deferred income taxes	46,676	92,318	(1,034)	137,960
Lease assets	42,639	4,960	—	47,599
Other long-term assets	176,873	32,853	(94,185)	115,541
	$2,761,199	$10,111,756	$(340,680)	$12,532,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,263	$264,525	$(240,685)	$289,103
Accrued liabilities	424,391	170,830	(3,940)	591,281
Short-term debt	—	1,227,763	—	1,227,763
Current portion of long-term debt, net	—	2,109,284	—	2,109,284
	689,654	3,772,402	(244,625)	4,217,431
Long-term debt, net	743,806	5,427,870	—	6,171,676
Lease liabilities	26,951	4,274	—	31,225
Pension liabilities	57,853	—	—	57,853
Postretirement healthcare liabilities	68,379	—	—	68,379
Other long-term liabilities	168,037	45,256	2,520	215,813
Commitments and contingencies (Note 17)
Shareholders’ equity	1,006,519	861,954	(98,575)	1,769,898
	$2,761,199	$10,111,756	$(340,680)	$12,532,275

	December 31, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$470,649	$363,219	$—	$833,868
Accounts receivable, net	369,717	—	(110,383)	259,334
Finance receivables, net	—	2,272,522	—	2,272,522
Inventories, net	603,571	—	—	603,571
Restricted cash	—	64,554	—	64,554
Other current assets	110,145	59,665	(836)	168,974
	1,554,082	2,759,960	(111,219)	4,202,823
Finance receivables, net	—	5,101,844	—	5,101,844
Property, plant and equipment, net	794,131	53,251	—	847,382
Prepaid pension costs	56,014	—	—	56,014
Goodwill	64,160	—	—	64,160
Deferred income taxes	62,768	39,882	(1,446)	101,204
Lease assets	55,722	5,896	—	61,618
Other long-term assets	166,972	19,211	(93,069)	93,114
	$2,753,849	$7,980,044	$(205,734)	$10,528,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,710	$138,053	$(110,383)	$294,380
Accrued liabilities	463,491	119,186	(389)	582,288
Short-term debt	—	571,995	—	571,995
Current portion of long-term debt, net	—	1,748,109	—	1,748,109
	730,201	2,577,343	(110,772)	3,196,772
Long-term debt, net	743,296	4,381,530	—	5,124,826
Lease liabilities	38,783	5,664	—	44,447
Pension liabilities	56,138	—	—	56,138
Postretirement healthcare liabilities	72,513	—	—	72,513
Other long-term liabilities	186,252	40,609	2,603	229,464
Commitments and contingencies (Note 17)
Shareholders’ equity	926,666	974,898	(97,565)	1,803,999
	$2,753,849	$7,980,044	$(205,734)	$10,528,159

	September 29, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$482,106	$380,275	$—	$862,381
Accounts receivable, net	635,997	—	(328,381)	307,616
Finance receivables, net	—	2,210,001	—	2,210,001
Inventories, net	489,098	—	—	489,098
Restricted cash	—	79,115	—	79,115
Other current assets	109,724	46,013	(14,951)	140,786
	1,716,925	2,715,404	(343,332)	4,088,997
Finance receivables, net	—	5,305,579	—	5,305,579
Property, plant and equipment, net	791,107	53,339	—	844,446
Goodwill	63,727	—	—	63,727
Deferred income taxes	92,921	40,411	(1,313)	132,019
Lease assets	49,706	6,199	—	55,905
Other long-term assets	157,341	20,401	(92,185)	85,557
	$2,871,727	$8,141,333	$(436,830)	$10,576,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,843	$362,489	$(328,381)	$348,951
Accrued liabilities	462,644	108,719	(14,373)	556,990
Short-term debt	—	1,013,137	—	1,013,137
Current portion of long-term debt, net	—	1,779,673	—	1,779,673
	777,487	3,264,018	(342,754)	3,698,751
Long-term debt, net	743,127	3,863,914	—	4,607,041
Lease liabilities	33,296	6,112	—	39,408
Pension liabilities	82,561	—	—	82,561
Postretirement healthcare liabilities	89,032	—	—	89,032
Other long-term liabilities	180,103	40,261	2,854	223,218
Commitments and contingencies (Note 17)
Shareholders’ equity	966,121	967,028	(96,930)	1,836,219
	$2,871,727	$8,141,333	$(436,830)	$10,576,230

	Nine months ended September 27, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$106,047	$91,542	$(99,893)	$97,696
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	133,679	6,378	—	140,057
Amortization of deferred loan origination costs	—	52,374	—	52,374
Amortization of financing origination fees	510	10,118	—	10,628
Provision for long-term employee benefits	23,557	—	—	23,557
Employee benefit plan contributions and payments	(5,456)	—	—	(5,456)
Stock compensation expense	10,959	1,117	—	12,076
Net change in wholesale finance receivables related to sales	—	—	330,793	330,793
Provision for credit losses	—	178,433	—	178,433
Deferred income taxes	6,171	(24,737)	(412)	(18,978)
Other, net	(13,628)	4,416	(108)	(9,320)
Changes in current assets and liabilities:
Accounts receivable, net	(100,672)	—	130,302	29,630
Finance receivables - accrued interest and other	—	5,097	—	5,097
Inventories, net	273,668	—	—	273,668
Accounts payable and accrued liabilities	(38,815)	154,121	(132,228)	(16,922)
Derivative financial instruments	(1,584)	41	—	(1,543)
Other	26,704	2,634	3,940	33,278
	315,093	389,992	332,287	1,037,372
Net cash provided by operating activities	421,140	481,534	232,394	1,135,068
Cash flows from investing activities:
Capital expenditures	(90,592)	(1,703)	—	(92,295)
Origination of finance receivables	—	(4,697,675)	1,824,416	(2,873,259)
Collections on finance receivables	—	4,886,976	(2,156,810)	2,730,166
Other investing activities	334	—	—	334
Net cash (used) provided by investing activities	(90,258)	187,598	(332,394)	(235,054)

	Nine months ended September 27, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,396,602	—	1,396,602
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	2,064,450	—	2,064,450
Repayments of securitization debt	—	(735,885)	—	(735,885)
Borrowings of asset-backed commercial paper	—	225,187	—	225,187
Repayments of asset-backed commercial paper	—	(236,846)	—	(236,846)
Net increase in unsecured commercial paper	—	509,978	—	509,978
Net increase in credit facilities	—	150,000	—	150,000
Deposits	—	29,992	—	29,992
Dividends paid	(65,002)	(100,000)	100,000	(65,002)
Repurchase of common stock	(7,895)	—	—	(7,895)
Issuance of common stock under share-based plans	96	—	—	96
Net cash (used) provided by financing activities	(72,801)	1,903,478	100,000	1,930,677
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,974	1,097	—	6,071
Net increase in cash, cash equivalents and restricted cash	$263,055	$2,573,707	$—	$2,836,762

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$470,649	$434,717	$—	$905,366
Net increase in cash, cash equivalents and restricted cash	263,055	2,573,707	—	2,836,762
Cash, cash equivalents and restricted cash, end of period	$733,704	$3,008,424	$—	$3,742,128

	Nine months ended September 29, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$396,320	$153,905	$(140,086)	$410,139
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	168,013	6,596	—	174,609
Amortization of deferred loan origination costs	—	57,303	—	57,303
Amortization of financing origination fees	503	6,529	—	7,032
Provision for long-term employee benefits	10,888	—	—	10,888
Employee benefit plan contributions and payments	(11,166)	—	—	(11,166)
Stock compensation expense	22,869	2,454	—	25,323
Net change in wholesale finance receivables related to sales	—	—	683	683
Provision for credit losses	—	94,621	—	94,621
Deferred income taxes	5,514	(1,765)	(214)	3,535
Other, net	9,126	(1,372)	85	7,839
Changes in current assets and liabilities:
Accounts receivable, net	(216,961)	—	209,128	(7,833)
Finance receivables - accrued interest and other	—	(4,574)	—	(4,574)
Inventories, net	62,870	—	—	62,870
Accounts payable and accrued liabilities	8,729	207,971	(203,562)	13,138
Derivative financial instruments	2,443	94	—	2,537
Other	(19,516)	12,144	9,077	1,705
	43,312	380,001	15,197	438,510
Net cash provided by operating activities	439,632	533,906	(124,889)	848,649
Cash flows from investing activities:
Capital expenditures	(118,182)	(2,979)	—	(121,161)
Origination of finance receivables	—	(5,757,384)	2,615,758	(3,141,626)
Collections on finance receivables	—	5,326,787	(2,630,869)	2,695,918
Sales and redemptions of marketable securities	10,007	—	—	10,007
Acquisition of business	(7,000)	—	—	(7,000)
Other investing activities	12,388	—	—	12,388
Net cash used by investing activities	(102,787)	(433,576)	(15,111)	(551,474)

	Nine months ended September 29, 2019
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	546,655	—	546,655
Repayments of medium-term notes	—	(1,350,000)	—	(1,350,000)
Proceeds from securitization debt	—	1,021,353	—	1,021,353
Repayments of securitization debt	—	(244,250)	—	(244,250)
Borrowings of asset-backed commercial paper	—	177,950	—	177,950
Repayments of asset-backed commercial paper	—	(240,008)	—	(240,008)
Net decrease in unsecured commercial paper	—	(120,707)	—	(120,707)
Dividends paid	(179,409)	(140,000)	140,000	(179,409)
Repurchase of common stock	(217,454)	—	—	(217,454)
Issuance of common stock under share-based plans	2,180	—	—	2,180
Net cash used by financing activities	(394,683)	(349,007)	140,000	(603,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,604)	494	—	(4,110)
Net decrease in cash, cash equivalents and restricted cash	$(62,442)	$(248,183)	$—	$(310,625)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$544,548	$715,200	$—	$1,259,748
Net decrease in cash, cash equivalents and restricted cash	(62,442)	(248,183)	—	(310,625)
Cash, cash equivalents and restricted cash, end of period	$482,106	$467,017	$—	$949,123

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the group of companies referred to as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc. and all of its subsidiaries. The Company operates in two segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
The “% Change” figures included in the Results of Operations sections were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” in this Item 2 and in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the “Overview” and “Outlook” sections in this Item 2 are only made as of October 27, 2020 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 5, 2020), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company's net income was $120.2 million, or $0.78 per diluted share, in the third quarter of 2020, compared to $86.6 million, or $0.55 per diluted share, in the third quarter of 2019. The Motorcycles segment reported operating income of $46.7 million for the third quarter of 2020 which was down slightly from $47.0 million for the third quarter of 2019. Current year operating income was impacted by a 6.2% decline in wholesale motorcycle shipments, unfavorable product mix and higher restructuring expenses which were mostly offset by lower manufacturing costs and reduced selling, administrative and engineering expenses.
Operating income from the Financial Services segment in the third quarter of 2020 was $91.1 million, up 25.1% compared to the year-ago quarter due primarily to a lower provision for credit losses and lower operating expenses. The provision for credit losses benefited from lower credit losses and a modest improvement in the Company’s outlook on economic conditions during the third quarter of 2020. The current year provision also reflects a new accounting standard that changed how companies recognize expected credit losses on financial instruments. The new standard requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard on January 1, 2020 using a modified retrospective approach. As a result, prior period results were not restated.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles in the third quarter of 2020 were down 8.1% compared to the third quarter of 2019, due primarily to a 10.3% decline in the U.S. The Company believes U.S. retail sales for the third quarter of 2020, compared to prior year, were adversely impacted by a shift in new model year launch timing from the third quarter to the first quarter. The Company believes its new approach to supply and inventory management also adversely impacted retail sales in the U.S. during the third quarter of 2020 compared to the third quarter of last year.
Outlook(1)
As a result of the uncertainty surrounding the COVID-19 pandemic, the Company withdrew all of its forward-looking guidance on March 26, 2020. While the impacts on demand, facility closures and other restrictions resulting from the pandemic are expected to be temporary, the duration of the pandemic and its financial impact to the Company are unknown at this time. To the extent these impacts continue, they are likely to have an adverse effect on the Company's results of operations, financial condition and liquidity.

COVID-19 Pandemic Response and Recovery Actions(1)
Cash Preservation – The Company is executing its previously disclosed plans to reduce planned capital and planned non-capital spending. In total, the Company continues to expect that these efforts will preserve approximately $250 million of cash in 2020 with approximately 15% related to capital spending. The planned spending reductions exclude the impact of restructuring charges as discussed further under "Restructuring Plan Costs and Savings." Also, discretionary share repurchases continue to be suspended, and the Company's Board of Directors approved a cash dividend of $0.02 per share for the fourth quarter of 2020, which was down from last year's fourth quarter, but in line with the 2020 second and third quarter dividends.
Liquidity – At the end of the third quarter of 2020, the Company had $4.7 billion of available liquidity through cash, cash equivalents and availability under its credit and conduit facilities. Liquidity is discussed in more detail under Liquidity and Capital Resources.
Supporting Dealers and Riders – The Company's response and recovery plans have included supporting global dealers and customers. HDFS continues to work with qualified retail borrowers who have been impacted by the COVID-19 pandemic by offering short-term adjustments to payment due dates. These temporary extensions do not affect the associated interest rate or loan term.
Community Strength – The Company continues to proactively manage through the COVID-19 pandemic and has implemented robust protocols to keep workers safe in its factories. The Company expects most non-production workers will continue working from home at least until the end of the year.
The Rewire
The Company is executing a set of actions, referred to as The Rewire. The Rewire is a critical overhaul of the Company's business setting a strong foundation for the Company. Key elements of The Rewire and highlights to date include the following:
New operating model with reduced complexity and increased speed – The Company has implemented a new operating model to eliminate duplication and complexity across its global operations. The streamlined structure requires 700 fewer positions across the Company's global operations and is expected to result in significant annual ongoing savings as discussed further under "Restructuring Plan Costs and Savings."
Reset global business and focus on high-potential markets – The Company plans to concentrate on approximately 50 markets primarily in North America, Europe and parts of Asia Pacific that represent a high percentage of the Company’s expected volume and growth potential. The Company’s international business has been significantly re-set and re-focused with investment and resources aligned with projected market potential. The 36 highest potential markets will remain with the resources and autonomy, within a clearly defined framework, to best drive growth and profitability. Approximately 17 markets will remain as or transition to a cost-effective dealer-direct or distributor model. This includes the India market where the Company will wholesale it products through a third-party distributor in the future. The Company will exit approximately 39 markets due to volume, profitability or potential that does not support continued investment.
Refined motorcycle line-up and high-impact product launches – The Company has streamlined its planned product portfolio by approximately 30% and overhauled launch timing and go-to-market practices for maximum impact and success. Highlights of the new approach include:
•Further streamlining the product portfolio to reduce complexity
•Sharper focus - reducing complexity and directing resources toward highest priority and core, stronghold products
•Seasonal alignment - plans underway for a virtual, new model year launch for dealers and consumers in the first quarter (shifted annual model year launch from August to the first quarter to be closer to the start of the riding season)
•Marketing that drives desirability - the Company has executed new marketing campaigns featuring celebrities, generating significant leads and growing awareness, excitement and desirability for the Harley-Davidson brand and products
Growth through Parts & Accessories (P&A) and General Merchandise (GM) – The P&A and GM businesses are now organized around dedicated leaders and business units with strategies poised for new growth as the Company invests in new channel strategies and better product assortments.

Protecting value – The Company is operating with a remodeled approach to supply and inventory management with a focus on a strong dealer network to better preserve the value and desirability of Harley-Davidson motorcycles for customers. Some initial outcomes of this approach include:
•A reduced gap between new and used Harley-Davidson motorcycles pricing in the U.S. during the third quarter of 2020
•Global dealer inventory reduced over 30% at the end of September 2020 compared to the same time last year
•Essentially eliminated promotions and discounting with a focus on brand building in the third quarter of 2020
The Company is seeking to optimize its dealer network and believes an integrated customer experience driven by a strong network of profitable dealers is essential to delivering the most desirable Harley-Davidson experience. The Company reduced its global dealer network during the first nine months of 2020 and continues to seek to optimize its network of independent dealers to strengthen priority markets and provide and improve the customer experience.
The Hardwire
The Hardwire is the Company's forthcoming 5-year (2021-2025) strategic plan to deliver profitable, growth and shareholder value based on building and expanding the desirability of Harley-Davidson. The following is an initial look at the framework for The Hardwire:
The Hardwire will be guided by Harley-Davidson's vision and mission.
•Vision: To build on its legend and lead its industry through innovation, evolution and emotion
•Mission: More than building machines, we stand for the timeless pursuit of adventure. Freedom for the soul.
Both statements will keep the Company grounded in its authentic brand delivering adventure and freedom for the soul.
Harley-Davidson as the most desirable motorcycle brand in the world and the Company that defines motorcycle culture globally is the basis of The Hardwire. Desirability provides the framework for the Company’s work and for its success measures. The Hardwire framework will be organized around desirable:
•Growth strategy for motorcycles, P&A and GM in priority markets
•Customer focus inclusive of distinct products, brand and purchase experiences
•Operations that are high-performance, lean and efficient
•Impact with emphasis on inclusive stakeholder management and delivering long-term value
•Workplace that is diverse, inclusive and built around top talent rooted in a high-performance, winning culture
Desirability will also help define success measures. Through The Hardwire, the Company will target growth that is focused and profitable across the businesses, rooted in a clear understanding of sources of growth associated with value. The Company intends to set achievable targets and it will not pursue growth merely for growth sake.
The Company believes its brand is powerful and recognized globally – backed by an incredible heritage and iconic products. The Rewire will set a strong foundation to execute the Company's forthcoming 2021-2025 strategic plan to achieve its ambition as the most desirable motorcycle brand in the world.
Restructuring Plan Costs and Savings(1)
During 2020, the Company initiated certain restructuring activities as part of The Rewire including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global independent dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. These actions will result in restructuring expenses including employee termination costs, contract termination costs and non-current asset adjustments. The workforce reduction will result in the elimination of approximately 700 positions globally, including the termination of approximately 500 employees. In addition, the India action will result in the termination of approximately 70 employees. Based on these actions, the Company expects restructuring expenses of approximately $169 million, primarily in 2020, and annual savings of approximately $115 million beginning in 2021.

Results of Operations for the Three Months Ended September 27, 2020
Compared to the Three Months Ended September 29, 2019
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 27, 2020	September 29, 2019	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$46,740	$46,971	$(231)	(0.5)%
Operating income from Financial Services	91,144	72,873	18,271	25.1
Operating income	137,884	119,844	18,040	15.1
Other income, net	155	3,160	(3,005)	(95.1)
Investment income	2,672	2,041	631	30.9
Interest expense	7,783	7,789	(6)	(0.1)
Income before income taxes	132,928	117,256	15,672	13.4
Provision for income taxes	12,710	30,693	(17,983)	(58.6)
Net income	$120,218	$86,563	$33,655	38.9%
Diluted earnings per share	$0.78	$0.55	$0.23	41.8%
The Company reported operating income of $137.9 million in the third quarter of 2020 compared to $119.8 million in the same period last year. Motorcycles segment operating income was $46.7 million in the third quarter of 2020, a decline of $0.2 million, or 0.5%, compared to the third quarter of 2019. Operating income from the Financial Services segment increased $18.3 million, or 25.1%, compared to the third quarter of 2019. Refer to the Motorcycles and Related Products Segment and Financial Services Segment sections for a more detailed discussion of the factors affecting operating income.
Other income in the third quarter of 2020 was unfavorably impacted by lower non-operating income related to the Company's defined benefit plans. Investment income was up in the third quarter of 2020 compared to the same period last year driven by higher income from investments in marketable securities and cash equivalents.
The effective income tax rate for the third quarter of 2020 was 9.6% compared to 26.2% for the third quarter of 2019. The lower effective income tax rate was primarily due to discrete tax benefits recorded in the third quarter of 2020, including favorable settlements with taxing authorities.
Diluted earnings per share was $0.78 in the third quarter of 2020, up 41.8% from the same period last year. Diluted weighted average shares outstanding decreased from 156.9 million in the third quarter of 2019 to 153.9 million in the third quarter of 2020, driven by the Company's discretionary repurchases of common stock during 2019. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of Harley-Davidson motorcycles were as follows:

	Three months ended
	September 30, 2020	September 30, 2019	(Decrease) Increase	% Change
United States	31,304	34,903	(3,599)	(10.3)%
Canada	1,915	2,560	(645)	(25.2)
Total North America	33,219	37,463	(4,244)	(11.3)

Europe(b)	9,742	9,018	724	8.0
EMEA - Other	1,442	1,465	(23)	(1.6)
Total EMEA	11,184	10,483	701	6.7

Asia Pacific(c)	4,444	4,889	(445)	(9.1)
Asia Pacific - Other	3,187	3,189	(2)	(0.1)
Total Asia Pacific	7,631	8,078	(447)	(5.5)

Latin America	1,768	2,498	(730)	(29.2)
Worldwide retail sales	53,802	58,522	(4,720)	(8.1)%
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
(c)Includes Japan, Australia, New Zealand and South Korea.
Worldwide retail sales of new Harley-Davidson motorcycles were down 8.1% during the third quarter of 2020 compared to the same period last year due primarily to a 10.3% decline in the U.S. The Company believes U.S. retail sales for the third quarter of 2020, compared to the third quarter of 2019, were adversely impacted by the change in model year launch timing and lower retail inventory due to the Company's new approach to supply and inventory management. In Europe, Middle East and Africa (EMEA), retail sales were up nearly 6.7% in the third quarter of 2020, compared to last year, driven by strong performance in northern European markets. Overall, Asia Pacific was down 5.5% compared to last year driven by declines in Japan and Australia, partially offset by growth in China and South Korea.
Previously, the Company's new model year motorcycles were launched in the third quarter with new product available in U.S. markets in August, followed by international markets as product was distributed globally. The Company has shifted its annual new model year launch from August to early in the first quarter. While the Company believes the initial shift from August will adversely impact year-over-year retail sales comparisons, it also believes an early-year launch allows products a full season to sell and minimizes aged inventory and floor plan costs that might accumulate during the off season. Given the model year timing shift, U.S. retail sales in the third quarter of 2020 were in line with the Company's expectations, with solid performance through August followed by a higher rate of decline in September.
The Company's new approach to supply and inventory management, as discussed under "The Rewire," is focused on profitable and desirable volume aimed at helping drive retail pricing to preserve the value and desirability of Harley-Davidson motorcycles for customers. Under this approach, the Company will continue to aggressively manage the supply of motorcycles into the independent dealer network. The Company is encouraged by the value that it believes this has driven in 2020. On average, new Harley-Davidson motorcycles were selling at Manufacturer's Suggested Retail Prices in the U.S. during the third quarter of 2020. In addition, at the end of the third quarter of 2020 compared to the end of the third quarter of 2019, independent dealer retail inventory of new Harley-Davidson motorcycles was down approximately 39% or 13,400 units in the U.S. and approximately 34% worldwide.

U.S. industry registrations of new 601+cc motorcycles were up 7.5% in the third quarter of 2020 compared to the third quarter of 2019. The Company's U.S. market share of new 601+cc motorcycles for the third quarter of 2020 was 41.4%, down 8.5 percentage points from the same period last year (source: Motorcycle Industry Council). While the underlying industry performance in the third quarter of 2020 was strong compared to the prior year, the Company's market share fell on relatively weaker retail sales performance which the Company believes was adversely impacted by the change in new model year launch timing and lower retail inventory resulting from its new approach to supply and inventory management, as well as, stronger performance in segments outside of the Company's Touring and Cruiser segments.
The Company expects global retail sales of new Harley-Davidson motorcycles will continue to decline throughout the fourth quarter of 2020 and that market share will be volatile over the coming quarters given the new model year launch timing and as the Company continues to focus on inventory management.(1)
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Three months ended
	September 27, 2020		September 29, 2019		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
U.S. motorcycle shipments	25,284	58.8%	25,572	55.8%	(288)	(1.1)%

Worldwide motorcycle shipments:
Touring motorcycle units	16,505	38.4%	19,905	43.4%	(3,400)	(17.1)%
Cruiser motorcycle units(a)	15,500	36.1%	16,225	35.4%	(725)	(4.5)%
Sportster® / Street motorcycle units	10,978	25.5%	9,707	21.2%	1,271	13.1%
	42,983	100.0%	45,837	100.0%	(2,854)	(6.2)%
(a)Includes Softail®, CVOTM, and LiveWireTM
The Company shipped 42,983 Harley-Davidson motorcycles worldwide during the third quarter of 2020, which was 6.2% lower than the third quarter of 2019. The mix of Touring and Cruiser motorcycles shipped during the third quarter of 2020 decreased as a percent of total shipments while the mix of Sportster/Street motorcycles increased compared to the same period last year.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	September 27, 2020	September 29, 2019	(Decrease) Increase	% Change
Revenue:
Motorcycles	$684,344	$779,344	$(95,000)	(12.2)%
Parts & Accessories	209,808	203,173	6,635	3.3
General Merchandise	49,356	60,334	(10,978)	(18.2)
Licensing	8,894	8,611	283	3.3
Other	11,627	17,480	(5,853)	(33.5)
	964,029	1,068,942	(104,913)	(9.8)
Cost of goods sold	676,796	748,878	(72,082)	(9.6)
Gross profit	287,233	320,064	(32,831)	(10.3)
Operating expenses:
Selling & administrative expense	149,780	212,633	(62,853)	(29.6)
Engineering expense	47,132	52,831	(5,699)	(10.8)
Restructuring expense	43,581	7,629	35,952	471.3
	240,493	273,093	(32,600)	(11.9)
Operating income	$46,740	$46,971	$(231)	(0.5)%
Operating margin	4.8%	4.4%	0.5	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2019 to the third quarter of 2020 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 29, 2019	$1,068.9	$748.9	$320.0
Volume	(62.6)	(44.8)	(17.8)
Price and incentives	8.5	—	8.5
Foreign currency exchange rates and hedging	3.9	9.4	(5.5)
Shipment mix	(54.7)	(15.8)	(38.9)
Raw material prices	—	(3.7)	3.7
Manufacturing and other costs	—	(17.2)	17.2
	(104.9)	(72.1)	(32.8)
Three months ended September 27, 2020	$964.0	$676.8	$287.2
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2019 to the third quarter of 2020 were as follows:
•The decrease in volume was due to lower wholesale motorcycle shipments and lower General Merchandise sales, partially offset by higher P&A sales.
•During the period, revenue benefited from slightly higher wholesale prices and lower sales incentives.
•Revenue benefited from favorable foreign currency exchange rates relative to the U.S. dollar however, this benefit was more than offset by unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements as compared to the prior year.
•Changes in the shipment mix between motorcycle families had an adverse impact on revenue and gross profit in the current quarter compared to the same period last year.
•Manufacturing and other costs were favorably impacted by a reduction in tariff costs and the absence in 2020 of temporary inefficiencies related to the Company's manufacturing restructuring activities that were incurred in the prior year. The impact of tariffs was $2.7 million in the third quarter of 2020 compared to $21.6 million in the third quarter of 2019 as the Company's European Union (EU) markets are now sourced primarily from its Thailand facility. The impact of tariffs includes incremental EU and China tariffs imposed beginning in 2018 on the Company's products shipped from the U.S., as well as incremental U.S. tariffs imposed beginning in 2018 on certain items imported from China. The favorable impacts on manufacturing and other costs were partially offset by lower fixed-cost absorption on lower production in the third quarter as compared to the same quarter last year.
Operating expenses were lower in the third quarter of 2020 compared to the same period last year due primarily to lower spending as the Company aggressively managed cost, including lower employee-related costs and other discretionary spending. The decrease was partially offset by increases in restructuring expenses. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding restructuring expenses.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	September 27, 2020	September 29, 2019	(Decrease) Increase	% Change
Revenue:
Interest income	$174,464	$175,840	$(1,376)	(0.8)%
Other income	27,191	27,737	(546)	(2.0)
	201,655	203,577	(1,922)	(0.9)
Expenses:
Interest expense	67,533	53,390	14,143	26.5
Provision for credit losses	7,835	33,747	(25,912)	(76.8)
Operating expense	34,809	43,567	(8,758)	(20.1)
Restructuring expense	334	—	334	100.0
	110,511	130,704	(20,193)	(15.4)
Operating income	$91,144	$72,873	$18,271	25.1%
Interest income was unfavorable in the third quarter of 2020, compared to the same period last year, primarily due to lower average outstanding finance receivables, partially offset by a higher average retail yield. Interest expense increased in the third quarter of 2020 due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses decreased $25.9 million compared to the third quarter of 2019 primarily driven by a decrease in retail credit losses and a modest improvement in economic conditions during the quarter. Retail credit losses during the third quarter of 2020 were favorably impacted by a high volume of COVID-19 pandemic related short-term retail loan payment-due-date extensions for qualified customers as well as improved used motorcycle values at auction in the U.S. The high volume of short-term extensions that occurred during the second quarter of 2020 and into the first part of the third quarter of 2020 resulted in fewer past due accounts and lower related repossessions and losses during the third quarter. Favorable used motorcycle values stemmed from a lower number of motorcycles at auction and limited new motorcycle inventory in dealerships.
The provision for credit losses was also favorably impacted by a modest improvement in the Company’s outlook on economic conditions during the third quarter of 2020. However, significant uncertainty still exists surrounding future economic outcomes. As such, the Company considered various economic forecast scenarios and applied a probability-weighting to those economic forecast scenarios. At the end of the third quarter of 2020, the Company's outlook on economic conditions included some economic improvement with heavier emphasis on deteriorating economic trend assumptions as the COVID-19 pandemic continues to restrain the U.S. economy as evidenced by continued high unemployment rates and a slow U.S. Gross Domestic Product (GDP) recovery. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
The allowance for credit losses at September 27, 2020 was determined in accordance with ASU 2016-13, a new accounting standard adopted by the Company on January 1, 2020 that changed how companies recognize expected credit losses on financial instruments. The new standard requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard using a modified retrospective approach. As a result, prior period results were not restated.
Operating expenses decreased $8.8 million compared to the third quarter of 2019 as the Company aggressively managed costs.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 27, 2020	September 29, 2019
Balance, beginning of period	$411,015	$194,996
Provision for credit losses	7,835	33,747
Charge-offs, net of recoveries	(10,148)	(30,167)
Balance, end of period	$408,702	$198,576

Results of Operations for the Nine Months Ended September 27, 2020
Compared to the Nine Months Ended September 29, 2019
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 27, 2020	September 29, 2019	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$10,283	$336,080	$(325,797)	(96.9)%
Operating income from Financial Services	119,015	207,133	(88,118)	(42.5)
Operating income	129,298	543,213	(413,915)	(76.2)
Other income, net	466	11,857	(11,391)	(96.1)
Investment income	3,082	11,970	(8,888)	(74.3)
Interest expense	23,307	23,304	3	—
Income before income taxes	109,539	543,736	(434,197)	(79.9)
Provision for income taxes	11,843	133,597	(121,754)	(91.1)
Net income	$97,696	$410,139	$(312,443)	(76.2)%
Diluted earnings per share	$0.64	$2.58	$(1.94)	(75.2)%
The Company reported operating income of $129.3 million in the first nine months of 2020 compared to $543.2 million in the same period last year. Operating income from the Motorcycles segment fell $325.8 million from the same period last year and operating income from Financial Services fell $88.1 million compared to the same period last year. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first nine months of 2020 was unfavorably impacted by lower non-operating income related to the Company's defined benefit plans. Investment income was down in first nine months of 2020 compared the same period last year driven by lower income from investments in marketable securities and cash equivalents.
The Company's effective income tax rate for the first nine months of 2020 was 10.8% compared to 24.6% for the same period in 2019. The decrease in the 2020 effective income tax rate as compared to 2019 was due primarily to net discrete tax benefits recorded in the first nine months of 2020, including favorable settlements with taxing authorities. The effective income tax rate for the nine months ended September 27, 2020 was determined based on the Company's current projections for full-year 2020 financial results. Given uncertainty surrounding the impact of the COVID-19 pandemic, the Company's projections for full-year 2020 financial results, in total and across its numerous tax jurisdictions, may evolve and ultimately impact the Company's 2020 full-year effective income tax rate(1).
Diluted earnings per share was $0.64 in the first nine months of 2020, down 75.2% from diluted earnings per share of $2.58 for the same period last year. Diluted weighted average shares outstanding decreased from 158.8 million in the first nine months of 2019 to 153.8 million in the first nine months of 2020, driven by the Company's discretionary repurchases of common stock during 2019. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of Harley-Davidson motorcycles were as follows:

	Nine months ended
	September 30, 2020	September 30, 2019	Decrease	% Change
United States	86,376	105,756	(19,380)	(18.3)%
Canada	5,668	7,787	(2,119)	(27.2)
Total North America	92,044	113,543	(21,499)	(18.9)

Europe(b)	26,014	31,997	(5,983)	(18.7)
EMEA – Other	3,864	4,902	(1,038)	(21.2)
Total EMEA	29,878	36,899	(7,021)	(19.0)

Asia Pacific(c)	12,517	13,219	(702)	(5.3)
Asia Pacific – Other	7,754	8,603	(849)	(9.9)
Total Asia Pacific	20,271	21,822	(1,551)	(7.1)

Latin America	4,760	7,255	(2,495)	(34.4)
Worldwide retail sales	146,953	179,519	(32,566)	(18.1)%
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
(c)Includes Japan, Australia, New Zealand and South Korea.
Worldwide retail sales of new Harley-Davidson motorcycles were down 18.1% during the first three quarters of 2020 compared to the same period last year. September 2020 year-to date retail sales results reflect the adverse impact of the COVID-19 pandemic, including the temporary closure of independent dealers, lower retail inventory and the change in model year timing. During 2020, the Company's retail sales have been adversely impacted by the COVID-19 pandemic with the greatest impact occurring in the first half of 2020 when many of the Company's independent dealerships were closed. Retail sales have also been adversely impacted by lower retail inventory as the Company continues to aggressively manage the supply of motorcycles into the independent dealer network, under its new supply and inventory management approach. Annual model year launch timing will change from August to the first quarter has also impacted U.S. retail sales as compared to the prior year.
The Company's U.S. market share of new 601+cc motorcycles for the first three quarters of 2020 was 42.0%, down 6.8 percentage points compared to the same period last year (source: Motorcycle Industry Council). The Company's U.S. market share fell on relatively weaker retail sales performance which it believes was adversely impacted by the change in new model year launch timing, lower retail inventory resulting from its new approach to supply and inventory management, as well as, stronger performance in segments outside of the Company's Touring and Cruiser segments
The Company's 2020 market share of new 601+cc motorcycles in Europe was 7.7% through September, compared to 9.2% for the same period last year (Source: Management Services Helwig Schmitt GmbH).

Motorcycle Registration Data – 601+cc(a)
Industry retail motorcycle registration data was as follows:

	Nine months ended
	September 30, 2020	September 30, 2019	Decrease	% Change
United States(b)	201,822	213,876	(12,054)	(5.6)%
Europe(c)	349,993	360,320	(10,327)	(2.9)%
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Nine months ended
	September 27, 2020		September 29, 2019		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
U.S. motorcycle shipments	69,359	55.8%	101,481	58.5%	(32,122)	(31.7)%

Worldwide motorcycle shipments:
Touring motorcycle units	47,811	38.5%	75,871	43.7%	(28,060)	(37.0)%
Cruiser motorcycle units(a)	47,505	38.2%	59,367	34.2%	(11,862)	(20.0)
Sportster® / Street motorcycle units	29,009	23.3%	38,247	22.1%	(9,238)	(24.2)
	124,325	100.0%	173,485	100.0%	(49,160)	(28.3)%
(a) Includes Softail®, CVOTM, and LiveWireTM
The Company shipped 124,325 Harley-Davidson motorcycles worldwide during the first nine months of 2020, which was 28.3% lower than the same period in 2019 reflecting the impact of lower retail sales including the temporary suspension of the Company's global manufacturing operations in the first half of 2020 resulting from the COVID-19 pandemic. The mix of Touring motorcycles shipped during the nine months of 2020 decreased as a percent of total shipments while the mix of Cruiser and Sportster/Street motorcycles increased compared to the same period last year.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Nine months ended
	September 27, 2020	September 29, 2019	(Decrease) Increase	% Change
Revenue:
Motorcycles	$2,030,447	$2,871,982	$(841,535)	(29.3)%
Parts & Accessories	513,201	584,134	(70,933)	(12.1)
General Merchandise	136,321	180,379	(44,058)	(24.4)
Licensing	21,826	27,099	(5,273)	(19.5)
Other	31,296	34,989	(3,693)	(10.6)
	2,733,091	3,698,583	(965,492)	(26.1)
Cost of goods sold	2,019,310	2,576,342	(557,032)	(21.6)
Gross profit	713,781	1,122,241	(408,460)	(36.4)
Operating expenses:
Selling & administrative expense	477,286	598,102	(120,816)	(20.2)
Engineering expense	141,626	156,377	(14,751)	(9.4)
Restructuring expense	84,586	31,682	52,904	167.0
	703,498	786,161	(82,663)	(10.5)
Operating income	$10,283	$336,080	$(325,797)	(96.9)%
Operating margin	0.4%	9.1%	(8.7)	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2019 to the first nine months of 2020 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 29, 2019	$3,698.5	$2,576.3	$1,122.2
Volume	(944.0)	(613.7)	(330.3)
Price and incentives	44.3	7.2	37.1
Foreign currency exchange rates and hedging	(17.1)	14.7	(31.8)
Shipment mix	(48.6)	10.0	(58.6)
Raw material prices	—	(7.5)	7.5
Manufacturing and other costs	—	32.3	(32.3)
	(965.4)	(557.0)	(408.4)
Nine months ended September 27, 2020	$2,733.1	$2,019.3	$713.8
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2019 to the first nine months of 2020 were as follows:
•The decrease in volume was due to lower wholesale motorcycle shipments and lower P&A and General Merchandise sales.
•During the first nine months of 2020, revenue benefited from higher wholesale prices for motorcycles and lower sales incentives. The positive impact on revenue was partially offset by increased costs related to additional content added to motorcycles shipped in the current period as compared to the same period last year.
•Revenue was adversely impacted by weaker foreign currency exchange rates, relative to the U.S. dollar. In addition, unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements also reduced gross profit as compared to the same period last year.
•Changes in the shipment mix between motorcycle families had an adverse impact on gross profit during the first nine months of 2020. Additionally, unfavorable mix within P&A contributed to the impact.
•Manufacturing and other costs were adversely impacted by lower fixed cost absorption and productivity related to lower production volumes including the impact of the temporary suspension of global manufacturing that occurred during the first half of 2020 as a result of the COVID-19 pandemic. These unfavorable impacts were partially offset with a favorable reduction in tariff costs and the absence of temporary inefficiencies related to the Company's manufacturing restructuring activities that were incurred in the prior year. The impact of tariffs was $22.4 million in the first nine months of 2020 compared to $77.0 million for the same period last year.
Operating expenses were lower in the first nine months of 2020 compared to the same period in 2019 due primarily to lower spending as the Company aggressively managed costs, including lower employee-related costs and other discretionary spending. The decrease was partially offset by an increase in restructuring expenses. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding restructuring expenses.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Nine months ended
	September 27, 2020	September 29, 2019	Increase (Decrease)	% Change
Revenue:
Interest income	$512,726	$502,721	$10,005	2.0%
Other income	83,338	88,214	(4,876)	(5.5)
	596,064	590,935	5,129	0.9
Expenses:
Interest expense	182,193	158,387	23,806	15.0
Provision for credit losses	178,433	94,621	83,812	88.6
Operating expense	115,145	130,794	(15,649)	(12.0)
Restructuring expense	1,278	—	1,278	100.0
	477,049	383,802	93,247	24.3
Operating income	$119,015	$207,133	$(88,118)	(42.5)%
Interest income was higher in the first nine months of 2020, compared to the same period last year, due to a higher average retail yield, partially offset by lower average outstanding finance receivables. Other income decreased in the first nine months of 2020, compared to the first nine months of 2019, due in part to lower investment income. Interest expense increased in the first nine months of 2020, compared to the same period last year, due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses increased $83.8 million compared to the first nine months of 2019 driven primarily by unfavorable economic conditions, partially offset by a decrease in credit losses. The provision for credit losses was up significantly, as compared to the first nine months of 2019 driven by the impact of the COVID-19 pandemic on the U.S. economy and the Company’s outlook on future economic conditions. The Company believes that significant uncertainty still exists surrounding future economic outcomes. As such, the Company considered various economic forecast scenarios and applied a probability-weighting to those economic forecast scenarios. At the end of the third quarter of 2020, the Company's outlook on economic conditions included some economic improvement with heavier emphasis on deteriorating economic trend assumptions as the COVID-19 pandemic continues to restrain the U.S. economy as evidenced by continued high unemployment rates and a slow U.S. Gross Domestic Product (GDP) recovery. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
The allowance for credit losses at September 27, 2020 was determined in accordance with ASU 2016-13, a new accounting standard the Company adopted on January 1, 2020 that changed how companies recognize expected credit losses on financial instruments. The new standard requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard using a modified retrospective approach. As a result, prior period results were not restated.
Annualized credit losses for the Company's retail motorcycle loans were 1.40% through September 27, 2020 compared to 1.83% through September 29, 2019. The 30-day delinquency rate for retail motorcycle loans at September 27, 2020 was 2.59% compared to 3.75% at September 29, 2019. The improved delinquency rate was primarily driven by a high volume of short-term COVID-19 pandemic related extensions during the second quarter of 2020 and into the first part of the third quarter of 2020 on eligible retail loans to help customers get through financial difficulties associated with the pandemic.

Operating expenses decreased $15.6 million compared to the first nine months of 2019 as the Company aggressively managed costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 27, 2020	September 29, 2019
Balance, beginning of period	$198,581	$189,885
Cumulative effect of change in accounting(a)	100,604	—
Provision for credit losses	178,433	94,621
Charge-offs, net of recoveries	(68,916)	(85,930)
Balance, end of period	$408,702	$198,576
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
Allowance for Credit Losses on Retail Finance Receivables – The allowance for credit losses represents the Company’s estimate of future lifetime losses for its retail finance receivables portfolio. The Company performs a collective evaluation of the adequacy of its retail allowance for credit losses. Subsequent to the January 1, 2020 adoption of ASU 2016-13, the Company utilizes a vintage-based loss forecast methodology that includes decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the two-year reasonable and supportable period. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience for a three-year period using a mean-reversion process. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
Contractual Obligations
As of September 27, 2020, the Company has updated the contractual obligations table from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 to reflect the new projected principal and interest payments for the remainder of 2020 and beyond as follows (in thousands):

	2020	2021-2022	2023-2024	Thereafter	Total
Debt:
Principal payments on debt	$1,270,429	$3,965,831	$2,855,849	$1,450,000	$9,542,109
Interest payments on debt	62,395	398,843	198,584	319,945	979,767
	$1,332,824	$4,364,674	$3,054,433	$1,769,945	$10,521,876
Interest for floating rate instruments, as calculated above, assume rates in effect at September 27, 2020 remain constant. For purposes of the above, the principal payment balances for medium-term notes, on-balance sheet asset-backed securitizations, and senior notes are shown without reduction for unamortized discounts and debt issuance costs. Refer to Note 12 of the Notes to Consolidated financial statements for a breakout of the finance costs.
As of September 27, 2020, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
Environmental Protection Agency Notice – In December 2009, the Company received formal, written requests for information from the United States Environmental Protection Agency (EPA) regarding: (i) certificates of conformity for motorcycle emissions and related designations and labels, (ii) aftermarket parts, and (iii) warranty claims on emissions related components. The Company promptly submitted written responses to the EPA’s inquiry and has engaged in information exchanges and discussions with the EPA. In August 2016, the Company entered into a consent decree with the EPA regarding these issues, and the consent decree was subsequently revised in July 2017 (the Settlement). In the Settlement, the Company agreed to, among other things, pay a fine, and not sell tuning products unless they are approved by the EPA or California Air Resources Board. In December 2017, the Department of Justice (DOJ), on behalf of the EPA, filed the Settlement with the U.S. District Court for the District of Columbia for the purpose of obtaining court approval of the Settlement. On September 14, 2020, the U.S. District Court for the District of Columbia approved the Settlement. The Company has an accrual for this matter recorded in Accrued liabilities on the Consolidated balance sheets. The payment of the settlement amount will not have a material adverse effect on the Company's financial condition or results of operations. The Company will continue to comply with the non-monetary terms of the consent decree entered into with the EPA.
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

During 2016, the Company sold finance receivables with a principal balance of $301.8 million into a securitization VIE. The transaction met the criteria to be treated as a sale for accounting purposes and resulted in an off-balance sheet arrangement as the Company did not retain any financial interest in the VIE beyond servicing rights and ordinary representations and warranties and related covenants. In April 2020, the Company repurchased this off-balance sheet asset-backed securitization VIE for $27.4 million. Refer to Note 13 of the Notes to Consolidated financial statements for additional information.
Liquidity and Capital Resources as of September 27, 2020(1)
The Company's response to the COVID-19 pandemic includes actions to preserve cash and secure additional liquidity. The Company has taken a number of specific actions to reduce spending. The Company expects its planned reductions in spending will preserve approximately $250 million of cash in 2020, with approximately 15% related to capital spending. The planned spending reductions exclude the impact of restructuring charges. In addition, the Company has made no discretionary share repurchases during 2020 and does not intend to repurchase shares on a discretionary basis for the remainder of 2020.
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at September 27, 2020 were as follows (in thousands):

September 27, 2020
Cash and cash equivalents	$3,560,950

Availability under credit and conduit facilities:
Credit facilities	537,237
Asset-backed U.S. commercial paper conduit facilities(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	36,908
$4,735,095
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. The Company’s credit ratings all remain investment grade allowing it to maintain access to commercial paper markets, which is an efficient source of funding for the Company. The Company’s short- and long-term debt ratings, as of the issuance date of this Quarterly Report on Form 10-Q, were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A2	BBB	Negative
Fitch	F2	A-	Negative
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

Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Nine months ended
	September 27, 2020	September 29, 2019
Net cash provided by operating activities	$1,135,068	$848,649
Net cash used by investing activities	(235,054)	(551,474)
Net cash provided (used) by financing activities	1,930,677	(603,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,071	(4,110)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,836,762	$(310,625)
Operating Activities
The increase in net cash from operating activities for the first nine months of 2020 compared to the same period in 2019 was primarily due to a reduction in inventory levels and favorable cash flows from wholesale financing activity due to lower loan originations, partially offset by lower net income. There were no voluntary qualified pension plan contributions in the first nine months of 2020 or 2019, and no contributions are planned for the remainder of 2020.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance originations and collections. Capital expenditures were $92.3 million in the first nine months of 2020 compared to $121.2 million in the same period last year. Net cash outflows from finance receivables for the first nine months of 2020 were $302.6 million lower compared to the same period last year due primarily to lower retail finance receivable originations. Other investing activities were $15.1 million unfavorable in the first nine months of 2020 compared to the same period last year.
Financing Activities
The Company’s financing activities consist primarily of share repurchases, dividend payments, and debt activity. Cash outflows for share repurchases were $7.9 million in the first nine months of 2020 compared to $217.5 million in the same period last year. In the first quarter of 2020, the Company temporarily suspended its discretionary share repurchase program; as a result, there have been no discretionary share repurchases in 2020. Share repurchases during the first nine months of 2020 included $7.9 million or 0.3 million shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units. As of September 27, 2020, there were 18.2 million shares remaining on board-approved share repurchase authorizations. The Company paid dividends of $0.42 and $1.125 per share totaling $65.0 million and $179.4 million during the first nine months of 2020 and 2019, respectively.
Financing cash flows related to debt activity resulted in net cash inflows of $2.0 billion in the first nine months of 2020 compared to net cash outflows of $209.0 million in the first nine months of 2019. The Company’s total outstanding debt consisted of the following (in thousands):

	September 27, 2020	September 29, 2019
Unsecured commercial paper	$1,077,763	$1,013,137
364-day credit facility borrowings	150,000	—
Asset-backed Canadian commercial paper conduit facility	127,500	128,368
Asset-backed U.S. commercial paper conduit facilities	467,338	552,757
Asset-backed securitization debt, net	2,096,355	872,871
Medium-term notes, net	4,845,961	4,089,591
Senior notes, net	743,806	743,127
	$9,508,723	$7,399,851
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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of September 27, 2020 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities or the $350.0 million 364-day credit facility, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at September 27, 2020 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.85%	January 2016	January 2021
$450,000	LIBOR + 0.94%	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$760,890(a)	4.94%	May 2020	May 2023
$702,360(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at September 27, 2020
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at September 27, 2020
The fixed-rate U.S. dollar-denominated medium-term notes provide for semi-annual interest payments, the fixed-rate foreign currency-denominated medium-term notes provide for annual interest payments, and the floating-rate medium-term notes provide for quarterly interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $17.3 million and $10.4 million at September 27, 2020 and September 29, 2019, respectively. There were no medium-term note maturities during the third quarter of 2020. During the second quarter of 2020, $450.0 million of floating rate and $350.0 million of 2.4% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2020, $600.0 million of 2.15% medium-term notes matured, and the principal and accrued interest were paid in full. During the third quarter of 2019, $600.0 million of 2.40% notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the second quarter of 2019. During the first quarter of 2019, $600.0 million of 2.25% and $150.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 27, 2020, the Canadian Conduit has an expiration date of June 25, 2021.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in thousands):

	2020		2019
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$77,900	$61,600	$—	$—
Second quarter	—	—	28,200	23,400
Third quarter	—	—	—	—
	$77,900	$61,600	$28,200	$23,400
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
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit Facilities and the respective proceeds were as follows (in thousands):

	2020		2019
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$195,300	$163,600	$—	$—
Second quarter	—	—	—	—
Third quarter	—	—	174,400	154,600
	$195,300	$163,600	$174,400	$154,600
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facilities also provide for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment for the $300.0 million agreement does not include any unused portion of the $300.0 million incremental borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facilities, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 27, 2020, the U.S. Conduit Facilities have an expiration date of November 25, 2020.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in thousands):

	2020			2019
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$580,200	$525,000	$522,700	$—	$—	$—
Second quarter	1,840,500	1,550,200	1,541,800	1,120,000	1,025,000	1,021,300
Third quarter	—	—	—	—	—	—
	$2,420,700	$2,075,200	$2,064,500	$1,120,000	$1,025,000	$1,021,300
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
Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’ consolidated debt, excluding secured debt, to HDFS' consolidated allowance for credit losses on finance receivables plus HDFS’ consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. As of the end of the third quarter of 2020, the actual ratio was 4.6 to 1.0. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
As of September 27, 2020, HDFS and the Company remained in compliance with all of the then existing covenants and expects to remain in compliance for the foreseeable future.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic and (ii) the Company's ability to: (a) create and execute its business plans and strategies, including developing The Hardwire, successfully executing its remodeled approach to supply and inventory management, and strengthening its existing business while allowing for desirable growth; (b) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, including successfully implementing and executing plans to exit international markets where volumes and profitability do not support continued investment, in line with The Rewire actions, and successfully transitioning to a distributor model in seventeen markets; (c) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (d) successfully carry out its global manufacturing and assembly operations; (e) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns; (f) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (g) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (h) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters; (i) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (j) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure; (k) successfully manage and reduce costs throughout the business; (l) balance production volumes for its new motorcycles with consumer demand; (m) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment; (n) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (o) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (p) manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components; (q) successfully determine, implement on a timely basis, and maintain a manner in which to sell motorcycles in the European Union, China, and the Company's ASEAN countries that does not subject its motorcycles to incremental tariffs; (r) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (s) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (t) retain and attract talented employees and eliminate personnel duplication, inefficiencies, and complexity throughout the organization; (u) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (v) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio; (w) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (x) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (y) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (z) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (aa) manage its exposure to product liability claims and commercial or contractual disputes; (bb) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; and (cc) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce such risks, the Company selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes. Sensitivity analysis is used to manage and monitor foreign currency exchange rate and interest rate risks. Further disclosure relating to the fair value of derivative financial instruments is included in Note 10 of the Notes to Consolidated financial statements.

The Company sells its products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Company’s earnings are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Thai baht, Indian rupee, and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on earnings. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. At September 27, 2020 and December 31, 2019, the notional U.S. dollar value of outstanding foreign currency contracts was $637.9 million and $654.5 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $99.0 million and $65.5 million as of September 27, 2020 and December 31, 2019, respectively.
The Company's earnings are affected by changes in the prices of commodities used in the production of motorcycles. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. There have been no material changes to the commodity market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
HDFS’ earnings are affected by changes in interest rates. HDFS’ interest rate sensitive financial instruments include finance receivables, debt and interest rate derivative financial instruments. HDFS utilizes interest rate swaps and caps to reduce the impact of fluctuations in interest rates on its debt. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
HDFS also has currency exposure related to financing in currencies other than the functional currency. HDFS utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate fluctuations. As of September 27, 2020 and December 31, 2019, HDFS had cross-currency swaps outstanding with a notional value of $1.37 billion and $660.8 million, respectively. HDFS estimates that a 10% adverse change in the underlying foreign currency exchange rate would result in a decrease in the fair value of the swap agreement of approximately $90.0 million and $4.6 million as of September 27, 2020 and December 31, 2019, respectively.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further information concerning the Company's market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended September 27, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which have not materially changed except as set forth below.
The COVID-19 pandemic has adversely impacted the Company's business and may have a material adverse impact on the Company's future business, results of operations, financial condition and liquidity.
During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world and was subsequently recognized as a pandemic in March 2020. The COVID-19 pandemic has severely restricted the level of economic activity in the U.S. and around the world. The COVID-19 pandemic has led to supply chain destabilization, facility closures, workforce disruption, and volatility in the economy, and its full impact is not yet known. These impacts may continue to expand in scope, type and severity.
The Company’s operations and demand for its products have been adversely impacted as a result of the COVID-19 pandemic. The Company acted quickly and in alignment with government efforts to protect the safety and health of its employees and the Harley-Davidson community. The Company implemented travel restrictions, enhanced sanitation practices, cancelled events and closed facilities including temporarily suspending global manufacturing. While the Company's global manufacturing has resumed and the impacts on demand, facility closures and other restrictions resulting from the pandemic are expected to be temporary, the duration of the pandemic and its financial impact to the Company are unknown at this time. To the extent these impacts continue, they are likely to have an adverse effect on the Company's future business, results of operations, financial condition and liquidity.
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
The impacts that the Company listed above and other impacts of the COVID-19 pandemic are likely to also have the effect of heightening many of the Company’s other risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Detail related to the Company's repurchases of its common stock based on the date of trade during the quarter ended September 27, 2020 is as follows:

2020 Fiscal Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 to August 2	7,541	$28	7,541	18,246,721
August 3 to August 30	20,069	$26	20,069	18,246,721
August 31 to September 27	—	$—	—	18,246,721
	27,610	$—	27,610
(a)Includes shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units

In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock with no dollar limit or expiration date. As of September 27, 2020, 18.2 million shares remained under these authorizations. The Company repurchased no shares on a discretionary basis during the quarter ended September 27, 2020.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2020, the Company acquired 27,610 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 5. Other Information
Item 5.02
On August 14, 2020, the Company and Michelle Kumbier, formerly the Company’s Chief Operating Officer and Senior Vice President, entered into a Settlement & General Release Agreement relating to her departure from the Company. Under the agreement, Ms. Kumbier released all claims against the Company pursuant to a standard release agreement and agreed to restrictions on her ability to provide services to competitive businesses and to solicit any employee of the Company. In return, the Company paid Ms. Kumbier $660,000 (which was equivalent to one year’s salary), less applicable taxes and withholdings. Ms. Kumbier did not receive benefits under the Company’s Executive Severance Policy.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*	Form of Transition Agreement between the Registrant and each of Messrs. Zeitz, Krause, Niketh, and Root and Ms. Giuffre
10.2*	Settlement and General Release Agreement between the Registrant and Ms. Kumbier dated August 14, 2020
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 5, 2020	/s/ Gina Goetter
Gina Goetter
Chief Financial Officer
(Principal financial officer)

Date: November 5, 2020	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)