Form 10-K
period 2020-12-31
HARLEY-DAVIDSON, INC.
filed 2021-02-23
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2020: 3,468,117,883
Number of shares of the registrant’s common stock outstanding at January 31, 2021: 153,313,450 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 20, 2021

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2020

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intend,” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption Item 1A. Risk Factors and under the Cautionary Statements section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included under the Overview and Guidance sections in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of February 2, 2021 and the remaining forward-looking statements in this report are made as of the date indicated or, if a date is not indicated, as of the date of the filing of this report (February 23, 2021), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
Strategy(1)
During 2020, the Company executed a set of actions, referred to as The Rewire. The Rewire was a critical overhaul of the Company's business to set the Company on a new course and provide a solid foundation to execute its new 2021-2025 strategic plan, The Hardwire. The Rewire is discussed further under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Hardwire is the Company's 2021-2025 strategic plan guided by its mission and vision, which the Company introduced on February 2, 2021. The plan targets long-term profitable growth through focused efforts that extend and strengthen the brand and drive value for its shareholders. The Company's ambition is to enhance its position as the most desirable motorcycle brand in the world. Desirability is a motivating force driven by emotion. Harley-Davidson has long been associated with igniting desirability, and it is embedded in its vision; it is at the heart of its mission and it is part of its 118-year legacy. To drive desirability, the Company will:
•Design, engineer and advance the most desirable motorcycles in the world - reflected in quality, innovation, and craftsmanship
•Build a lifestyle brand valued for the emotion reflected in every product and experience for riders and non-riders alike
•Focus on customers, delivering adventure and freedom for the soul
The Hardwire strategic priorities are as follows:
Profit focus: Investing in its strongest motorcycle segments – Harley-Davidson plans to invest significant time and resources on strengthening and growing its leadership positions in its strongest, most profitable motorcycle segments: Touring, large Cruiser and Trike.

Selective expansion and redefinition: To win in attractive motorcycle segments and markets – The Company plans to selectively expand into and within motorcycle segments, focusing on product segments that are profitable and aligned with the Company's product and brand capabilities, such as Adventure Touring and middleweight Cruiser.
The Company plans to focus on approximately 50 global markets that matter most to its future growth. This includes the following priority markets: United States, DACH (Germany, Austria, and Switzerland), Japan, China, Canada, France, United Kingdom, Italy, Australia, and New Zealand. The Company will also continue to test further avenues for desirable long-term growth such as premium low displacement motorcycles.
Lead in Electric: Investing in leading the electric motorcycle market – Electric motorcycles are important to Harley-Davidson’s future and it is committed to and passionate about leading the electric motorcycle market. The focus will be on technology development, with an approach to product and go-to-market actions that reflect the expectations of the targeted customer to deliver the most desirable electric motorcycles in the world.
Growth beyond bikes: Expanding complementary businesses and engaging beyond product – Harley-Davidson creates products, services and experiences that inspire its customers to discover adventure, find freedom for the soul and live the Harley-Davidson lifestyle. The Company's Parts & Accessories, General Merchandise and Financial Services businesses are all important pillars of the Company's future success as a global lifestyle brand. Through The Hardwire, the Company plans to grow the profitability of these businesses through refreshed product and program offerings, stronger execution and additional digital and in-dealership purchase opportunities.
Customer experience: Growing our connection with riders and non-riders – The Hardwire puts customers at the forefront of the Company's products, experiences and investments – from the rider who may dream of motorcycling or just learned to ride, all the way to riders who are deeply passionate about and invested in the Harley-Davidson lifestyle. The Company recognizes the different needs and expectations of its customers and is creating touchpoints tailored to individual needs. Powered by integrated data, the goal is to seamlessly engage with customers, creating a meaningful, unique and personalized experience with Harley-Davidson each and every time.
Inclusive Stakeholder Capitalism: Prioritizing people, planet and profit – The Company strives to deliver long-term value to all stakeholders – people (employees, independent dealers, customers, suppliers, investors, and society), planet, and profit. Inclusive Stakeholder Management is the unifying theme for how the Company will help drive additional shareholder value for its investors.
The Hardwire financial targets are as follows:
•Mid single-digit revenue growth from 2021 through 2025 in the Motorcycles segment, with solid growth expectations for Motorcycles, Parts & Accessories and General Merchandise.
•Steady improvement in Motorcycles segment operating margin compared to 2019 (most recent comparable year) through 2025 driven by increased efficiencies across operations and leverage within selling, general and engineering expenses, as the Company maintains a lean cost structure. This includes anticipated continued investments in the business and brand.
•Double-digit growth in Financial Services segment operating income from 2021 through 2025 behind growth in the Motorcycles segment and optimization of the Company’s digital platform.
•Low double-digit diluted earnings per share growth from 2021 through 2025.
•Capital investments between $190 million to $250 million annually.
Cash allocation priorities are first to fund growth through The Hardwire initiatives, then to reward shareholders through dividends.
The Hardwire replaces the Company's previous long-term strategy and objectives and the previously disclosed More Roads to Harley-Davidson plan.

Motorcycles and Related Products Segment
The Motorcycles segment consists of HDMC which designs, manufactures and sells Harley-Davidson motorcycles as well as motorcycle parts, accessories, general merchandise and services. The Motorcycles segment conducts business on a global basis, with sales in the United States (U.S.), Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America. The Company's products are sold to retail customers primarily through a network of independent dealers. Independent dealerships generally stock and sell the Company's motorcycles, Parts & Accessories (P&A), General Merchandise, licensed products, and perform services on Harley-Davidson motorcycles.
Independent Harley-Davidson dealers are located worldwide. Independent dealership points by geographic location as of December 31, 2020 were as follows:

	U.S.	Canada	EMEA	Asia Pacific	Latin America	Total
Independent dealership points	630	51	369	282	47	1,379
The Company also distributes its motorcycles through a third-party distributor in India. The distributor sells the Company's products through independent Harley-Davidson dealers, included in the table above, and their own existing dealer network.
P&A and General Merchandise are also retailed through eCommerce channels in certain markets. In the U.S., the Company operates an eCommerce site that offers products sold through participating authorized U.S. independent Harley-Davidson dealers. In select international markets, the Company utilizes third-party eCommerce websites.
Motorcycles segment revenue by product line as a percent of total revenue for the last three fiscal years was as follows:

	2020	2019	2018
Motorcycles	72.0%	77.4%	78.1%
Parts & Accessories	20.2%	15.6%	15.2%
General Merchandise	5.7%	5.2%	4.9%
Licensing	0.9%	0.8%	0.8%
Other products and services	1.2%	1.0%	1.0%
	100.0%	100.0%	100.0%
Motorcycles – Harley-Davidson offers both internal combustion and electric powered motorcycles. The Company's internal combustion engines generally have displacements that are greater than 600 cubic centimeters (cc), up to a maximum displacement of approximately 1900cc and electric motors with kilowatt (kW) peak power equivalents greater than 600cc.
The motorcycle industry is comprised of the following segments:
•Cruiser – emphasizes styling, customization and casual riding
•Touring – emphasizes rider comfort and load capacity and incorporates features such as fairings and luggage compartments ideal for long rides, including the Company's three-wheeled Trike models
•Standard – a basic motorcycle typically featuring upright seating for one or two passengers
•Sportbike – incorporates racing technology and performance and aerodynamic styling and riding position
•Dual – designed with the capability for use on-road as well as for some off-road recreational use, including Adventure Touring
The Company's lineup of motorcycles offered through 2020 competes primarily in the cruiser and touring segments. Beginning in 2021, the Company is expanding into Adventure Touring with its new Pan America™ motorcycle.
Competition in the motorcycle industry is based upon a number of factors including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of the dealer networks that sell the products. The Company believes its motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. Harley-Davidson motorcycles feature unique styling, customization, innovative design, distinctive sound, superior quality, reliability and include a warranty. The Company also considers the availability of its line of motorcycle Parts & Accessories and General Merchandise, the availability of financing through HDFS and its global network of independent dealers to be competitive advantages.
Motorcycle Industry – Industry data includes on-road motorcycles with internal combustion engines with displacements greater than 600cc and electric motorcycles with kW peak power equivalents greater than 600cc (601+cc). In 2020, approximately 78% of the total annual independent dealer retail sales of new Harley-Davidson motorcycles were sold in the

U.S. and European 601+cc markets. Other significant markets for the Company, based on the Company's 2020 retail sales data, include Japan, Australia and New Zealand, China and Canada.
U.S. retail registration data(a)(b) for 601+cc motorcycles was as follows:

	2020	2019	2018
Industry new motorcycle registrations	241,792	252,842	263,750
Harley-Davidson new motorcycle registrations	101,744	124,040	131,064
Harley-Davidson U.S. market share	42.1%	49.1%	49.7%
(a)Data includes on-road models with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt (kW) peak power equivalents greater than 600cc's (601+cc). On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.
(b)U.S. industry data is derived from information provided by the Motorcycle Industry Council. This third-party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7. Management's Discussion and Analysis and Results of Operations (Item 7). The Company’s source for retail sales data in Item 7 is sales and warranty registrations provided by independent Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Harley-Davidson Street® 500 motorcycles which are excluded from this table. In addition, small differences may arise related to the timing of data submissions to the independent sources.
European retail registration data(a)(b) for 601+cc motorcycles was as follows:

	2020	2019	2018
Industry new motorcycle registrations	411,079	413,254	405,304
Harley-Davidson new motorcycle registrations	31,547	37,619	41,004
Harley-Davidson European market share	7.7%	9.1%	10.1%
(a)Data includes on-road models with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt (kW) peak power equivalents greater than 600cc's (601+cc). On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.
(b)Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom. Industry data is derived from information provided by Management Services Helwig Schmitt GmbH. Prior year registrations have been revised to exclude Greece and Portugal registrations. This third-party data is subject to revision and update. The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7. Management's Discussion and Analysis and Results of Operations (Item 7). The Company’s source for retail sales data in Item 7 is sales and warranty registrations provided by Harley-Davidson dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Harley-Davidson Street® 500 motorcycles which are excluded from this table. In addition, some differences may arise related to the timing of data submissions to the independent sources.
Parts & Accessories and General Merchandise – The Company offers a line of Harley-Davidson P&A and General Merchandise. P&A products are comprised of Genuine Motor Parts and Genuine Motor Accessories. Genuine Motor Parts include replacement parts and Genuine Motor Accessories includes mechanical and cosmetic accessories. General Merchandise includes riding gear and apparel, including Genuine MotorClothes®.
Licensing – The Company creates reach and awareness of the Harley-Davidson brand among its customers and the non-riding public by licensing the name “Harley-Davidson” and other trademarks owned by the Company for use on a range of products.
Patents and Trademarks – The Company strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.
The Company owns, and continues to obtain, patent rights that relate to its motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. The Company diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technologies and designs. This protection, including enforcement, is important as the Company moves forward with investments in new products, designs and technologies. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. The Company’s active patent portfolio has an average remaining age of approximately six years. A patent review committee manages the patent strategy and portfolio of the Company.

Trademarks are important to the Company’s motorcycle and related products businesses and licensing activities. The Company has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. Additionally, the Company uses numerous other trademarks, trade names and logos which are registered worldwide. The following are among the Company’s trademarks: HARLEY-DAVIDSON, H-D, HARLEY, the Bar & Shield Logo, MOTORCLOTHES, the MotorClothes Logo, the #1 Logo, the Willie G Skull Logo, HARLEY OWNERS GROUP, H.O.G., the H.O.G. Logo, LIVEWIRE, SOFTAIL and SPORTSTER. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. Substantially all of the Company’s trademarks are owned by H-D U.S.A., LLC, a subsidiary of the Company, which also manages the Company’s global trademark strategy and portfolio.
Marketing – The Company’s brand, products and the riding experience are marketed to consumers worldwide. Marketing occurs primarily through digital and experiential activities as well as through more traditional promotional and advertising activities. Additionally, the Company’s independent dealers engage in a wide range of local marketing and events.
Experiences that build community and connect consumers with the Harley-Davidson brand and with one another have traditionally been at the center of much of the Company’s marketing efforts. To develop, engage and retain committed riders, the Company participates in and sponsors motorcycle rallies, racing activities, music festivals and other special events. This includes events sponsored by the Harley Owners Group (H.O.G.®) to build community and connect Harley-Davidson motorcycle riders around the world. These activities help inspire interest in riding, foster motorcycle culture and build a passionate community of Harley-Davidson riders. The COVID-19 pandemic has limited the Company's ability to participate in and sponsor certain events. The Company expects to resume these activities as the COVID-19 pandemic subsides.
Seasonality – The seasonality of the Company’s wholesale motorcycle shipments generally correlates with the timing of retail sales made by independent dealers. Retail sales generally track closely with regional riding seasons. In addition, during 2020, wholesale shipments and retail sales were impacted by the Company's decision to reset, beginning in 2020, the timing of its annual new model year introduction from the third quarter to the first quarter. As a result of this change, initial shipments of new model year 2021 motorcycles did not occur until the first quarter of 2021.
Motorcycle Manufacturing – The majority of the Company's manufacturing processes are performed at facilities located in the U.S. The Company's U.S. manufacturing facilities supply the U.S. market as well as certain international markets. Additionally, the Company operates facilities in Thailand and Brazil. The Company's Thailand facility manufactures motorcycles for certain Asian and European markets. In Brazil, the Company operates a facility that assembles motorcycles from component kits sourced from the Company’s U.S. facilities and suppliers. The Company's global manufacturing operations are focused on driving world-class quality and performance. A global manufacturing footprint enables the Company to be close to customers, provide quality products at a competitive price and grow its overall business.
Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
The Company's principal raw materials include steel and aluminum castings, forgings, steel sheet and bar. The Company also purchases certain motorcycle components including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components, instruments and wheels. The Company closely monitors the overall viability of its supply base. The Company does not anticipate material difficulties in obtaining raw materials or components.(1) The Company is proactively working with its suppliers to limit the risk of interruptions related to the COVID-19 pandemic.
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.
The Company’s motorcycles and certain other products that are sold in the U.S. are subject to certification by the United States Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect.(1) Additionally, certain of the Company’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. As the Company expects environmental standards to become more stringent over time, the Company will continue to incur research, development and production costs in this area for the foreseeable future.(1)

The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the three years ending in 2020, the Company accrued $54.6 million associated with 10 voluntary recalls.
Employees – As of December 31, 2020, the Motorcycles segment had approximately 4,600 employees, including approximately 1,800 hourly unionized employees at its U.S. manufacturing facilities, represented with collective bargaining agreements as follows:
•York, Pennsylvania – International Association of Machinist and Aerospace Workers (IAM), agreement will expire on October 15, 2022
•Milwaukee, Wisconsin – United Steelworkers of America (USW) and IAM, agreements will expire on March 31, 2024
•Tomahawk, Wisconsin – USW, agreement will expire on March 31, 2024
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
Wholesale Financial Services – HDFS provides wholesale financial services to U.S. and Canadian independent Harley-Davidson dealers, including floorplan and open account financing of motorcycles and P&A. All U.S. and Canadian independent dealers utilized HDFS' financing programs at some point during 2020.
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
Funding – The Company believes a diversified and cost-effective funding strategy is important to meet HDFS’ goal of providing credit while delivering appropriate returns and profitability. Financial Services operations in 2020 were funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities asset-backed securitizations and deposits.
Competition – The Company regards its ability to offer a package of wholesale and retail financial services in the U.S. and Canada as a significant competitive advantage. Competitors in the financial services industry compete for business based largely on price and, to a lesser extent, service. HDFS competes on convenience, service, brand association, dealer relations, industry experience, terms, and price.
In the U.S. and Canada, HDFS financed 67.6% and 42.2% of new Harley-Davidson motorcycles retailed by independent dealers during 2020, respectively, compared to 65.9% and 45.0%, respectively, during 2019. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to independent Harley-Davidson dealers in their local markets.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act granted the federal Consumer Financial Protection Bureau (the Bureau) significant supervisory, enforcement and rule-making authority in the area of consumer financial products and services. Certain actions and regulations of the Bureau will directly impact HDFS and its operations. For example, the Bureau has supervisory authority over non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS.
Such regulatory requirements and associated supervision also could limit the discretion of HDFS in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any charter, license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions.
Eaglemark Savings Bank (ESB), a subsidiary of HDFS, is a Nevada state thrift chartered as an Industrial Loan Company. The activities of ESB are governed by federal laws and regulations and State of Nevada banking laws. ESB is subject to examination by the Federal Deposit Insurance Corporation (FDIC) and Nevada state bank examiners. ESB originates retail loans, retains certain of those loans and sells the remaining loans to a non-banking subsidiary of HDFS. This process allows HDFS to offer retail products with many common characteristics across the U.S. and to similarly service loans to U.S. retail customers.
Employees – As of December 31, 2020, the Financial Services segment had approximately 550 employees.
Human Capital Management
Under The Rewire, the Company undertook a thorough review of its operating model, resulting in a complete organizational restructuring that resulted in the elimination of approximately 700 positions globally, including the termination of approximately 500 employees. The result is, as of December 31, 2020, a global workforce of approximately 5,200 employees. As part of The Rewire, the Company's Inclusive Stakeholder Management (ISM) team was formed, bringing together personnel focused on key elements of inclusion, sustainability, social impact and future of work. One of the Company's first commitments under ISM was to extend employee ownership to all employees by offering an equity grant to approximately 4,500 employees not otherwise eligible for equity grants, including hourly production workers, in February 2021.
The Company believes that the success of The Hardwire will be realized through the engagement and empowerment of its employees. The Company believes all stakeholders are more successful when they are included. Key areas of focus for the Company include:
Diversity, Equity and Inclusion (DEI) – The Company understands that the strength of its brand worldwide requires a diverse and inclusive workforce. The Company is committed to building a more equitable workplace and is revamping talent acquisition, development and recognition practices accordingly. Harley-Davidson's DEI strategy focuses on three core principles: Invite Everyone In, Illuminate the Issues, and Infuse Talent. To create a culture of inclusion and a workplace that supports diversity of background, thought, and perspectives, Business Employee Resource Groups (BERGs) provide opportunities for employees to exchange ideas, influence and deliver programming, grow and develop professionally and personally, as well as support business initiatives. Currently, the following BERGs have been established and participation is open to all employees: African American, Asian Professionals, Latin American Professionals, LGBTQ+, Military, Women, and Young Professionals. Based on employee provided identity information, 71.4% of the Company’s workforce is male, 82.0% is White and 85.3% is U.S. based.
Health and Safety – The Company believes that providing and expecting a healthy and safe work environment is vital to our success. It has created a world-class safety program that reduces safety risk by instilling a company-wide safety culture, instituting proactive engineering standards, implementing work-hardening programs, and providing on-site ergonomic resources and medical clinics. This cornerstone of the Company's workplace environment became even more front and center with the onset of the COVID-19 pandemic. Harley-Davidson quickly pivoted the majority of its salaried workforce to predominately remote work in March 2020. The Company's manufacturing facilities largely shut down mid-March through May 2020 resulting in layoffs for hourly workers, in accordance with the Company's collective bargaining agreements. As production resumed, the Company implemented strict protocols following best practice guidance from the Center for Disease Control (CDC) and World Health Organization (WHO), all while exceeding the Company's world class health and safety metrics (2020 OSHA Recordable Rate: 0.3, down 0.3 from 2019).
Talent and Culture – The Company launched H-D #1 leadership principles to its global workforce in 2020 to serve as a guide in its cultural journey to become a high-performing organization. The Company is committed to making Harley-Davidson synonymous with highly desirable, inspiring, and engaged workplaces. The Company is evolving its workspaces and work ways, as well as its talent, employee development and retention practices to advance its five-year strategic plan, The Hardwire.
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
In addition, the Company makes available, through its investor relations website, the following corporate governance materials: (i) the Company’s Corporate Governance Policy; (ii) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Brand and Sustainability Committee; (iii) the Company’s Financial Code of Ethics; (iv) the Company’s Code of Business Conduct (the Code of Conduct); (v) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (vi) a list of the Company’s Board of Directors; (vii) the Company’s Bylaws; (viii) the Company’s Environmental and Energy Policy; (ix) the Company’s Policy for Managing Disclosure of Material Information; (x) the Company’s Supplier Code of Conduct; (xi) the Sustainability Strategy Report; (xii) the California Transparency in Supply Chain Act Disclosure; (xiii) the Statement on Conflict Minerals; (xiv) the Political Engagement and Contributions 2017-2020; and (xv) the Company's Clawback Policy. The Company's Notice of Annual Meeting and Proxy Statement for its 2021 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.
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
Operational Risks
•The Company’s operations have been and may continue to be disrupted to varying degrees due to the COVID-19 pandemic. The spread of COVID-19 and the subsequent actions taken to mitigate the spread impacted the Company's operations and ability to carry out its business as usual. The Company closed facilities, including temporarily suspending its global manufacturing starting in March 2020 through May 2020. At the end of April 2020, nearly sixty percent of the Company's global dealer network was temporarily closed due to various federal, state and local government actions that were implemented to attempt to mitigate the public health crisis. The Company’s worldwide retail sales of new Harley-Davidson motorcycles were down significantly versus the prior year due to the temporary dealer closures. In addition, the COVID-19 pandemic has disrupted the Company’s supply chain, including shortages and shipment delays; limited the ability of the Company’s distributors and independent dealers to operate; caused some retail customers to delay their purchase decisions; adversely impacted the ability of the Company’s retail credit customers to meet their loan obligations on a timely basis and made collection efforts more difficult; disrupted global capital markets impacting the Company’s access to capital, cost of capital, and overall liquidity levels; delayed the Company’s new product development efforts; and resulted in the cancellation or adjustments to the scope of riding and similar events that are important to the Company’s marketing efforts. While many of actions implemented to mitigate the spread of COVID-19 have been rolled back in certain markets, the continued spread of COVID-19, and the efforts to avoid that, could do the following, each of which could be material: (i) result in further disruptions of the Company’s supply chain; (ii) again limit the ability of the Company’s distributors and independent dealers to operate, which could impact their ability to purchase and sell the Company’s products and meet their loan obligations to the Company; (iii) continue to cause some retail customers to delay their purchase decisions, which could cause a decrease in demand for the Company’s product; (iv) continue to adversely impact the ability of the Company’s retail credit customers to meet their loan obligations on a timely basis and make collection efforts more difficult; (v) result in further disruption of global capital markets; (vi) continue to delay the Company’s new product development efforts; and (vii) cause other unpredictable events.
•The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to change in terms of styling preferences and advances in new technologies, and at the same time, it is subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies that consumers desire. Introducing new models may not lead to the desired result of driving unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences and market demands. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.
•Increased supply of and/or declining prices for used motorcycles and excess supply of new motorcycles may adversely impact retail sales of new motorcycles by the Company’s independent dealers. The Company has observed that when the supply of used motorcycles increases or the prices for used Harley-Davidson motorcycles decline, there can be reduced demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Further, the Company and its independent dealers can and do take actions that influence the markets for new and used Harley-Davidson motorcycles. For example, introduction of new motorcycle models with significantly different functionality, technology or other customer satisfiers can result in increased supply of used motorcycles, which could result in declining prices for used motorcycles and prior model-year new motorcycles. Also, while the Company is operating with a remodeled approach to supply and inventory management, that approach may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices, which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.

•The motorcycle industry has become increasingly competitive. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and as price becomes a more important factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to policies and actions of the U.S. Securities and Exchange Commission (SEC) and New York Stock Exchange (NYSE). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.
•The Company must prevent and detect issues with its products, components purchased from suppliers and its suppliers’ manufacturing processes to reduce recall campaigns, warranty costs, litigation, product liability claims, delays in new model launches and regulatory investigations. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure high quality products are sold to retail customers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, field actions such as product programs and product recalls, inquiries or investigations from regulatory agencies, and warranty claims and product liability claims, which may involve purported class actions. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liabilities and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with quality issues, the announcement of recalls and the filing of product liability claims (whether or not successful), may also adversely affect the Company’s reputation and brand strength with a resulting adverse impact on sales of new products.
•A cybersecurity breach may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party service providers and vendors receive, store and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, independent dealer management, mobile applications and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to continually evolving cybersecurity risks. Unauthorized parties have attempted to and may attempt in the future to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving the Company's employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. The Company has experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about its employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.
•The Company relies on third-party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company may experience supply problems relating to raw materials and components such as unfavorable pricing, poor quality or untimely delivery. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material, natural disasters or widespread infectious disease like COVID-19. Further, the Company's suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers. These supplier risks may have a material adverse effect on the Company’s business and results of operations.
•The Company primarily sells its products at wholesale and must rely to a large extent on a network of independent dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its distributors and independent dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers purchase from the Company. If the Company’s distributors and independent dealers are not successful in these endeavors, or do not appropriately adapt to the evolving retail landscape, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, distributors and independent dealers may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions, such as weakened retail sales and tightened credit. If distributors and independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain distributors and independent dealerships. As a result, the Company could face additional adverse consequences related to the termination of distributor and independent dealer relationships. Additionally, liquidating a former distributor or independent dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s distributors or independent dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers, and adversely impact the Company’s ability to collect wholesale receivables that are associated with that independent dealer.
•Weather may impact retail sales by the Company's independent dealers. The Company has observed that abnormally cold and/or wet conditions in a region, including impacts from hurricanes or unusual storms, could have the effect of reducing demand or changing the timing for purchases of new Harley-Davidson motorcycles. Reduced demand for new Harley-Davidson motorcycles ultimately leads to reduced shipments by the Company.
•The Company’s Motorcycles segment is dependent upon unionized labor. A substantial portion of the hourly production employees working in the Motorcycles segment are represented by unions and covered by collective bargaining agreements. The Company is currently a party to three collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Wisconsin will expire in 2024, and the agreement with employees in Pennsylvania will expire in 2022. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. The Company's decisions regarding opening, closing, expanding, contracting or restructuring its facilities may require changes to existing or new bargaining agreements. Failure to renew agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions which may have a material adverse effect on the Company’s business and results of operations.
•The Company incurs substantial costs with respect to employee pension and healthcare benefits. The Company’s cash funding requirements and its estimates of liabilities and expenses for pensions and healthcare benefits for both active and retired employees are based on several factors that are outside the Company’s control. These factors include funding requirements of the Pension Protection Act of 2006, the rate used to discount the future estimated liabilities, the rate of return on plan assets, current and projected healthcare costs, healthcare reform or legislation, retirement age and mortality. Changes in these factors can impact the expense, liabilities and cash requirements associated with these benefits which could have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, costs associated with these benefits put the Company under significant cost pressure as compared to its competitors that may not bear the costs of similar benefit plans.

•The Company relies on third parties to perform certain operating and administrative functions for the Company. Similar to suppliers of raw materials and components, the Company may experience problems with outsourced services, such as unfavorable pricing, untimely delivery of services, or poor quality. Also, these suppliers may experience adverse economic conditions due to difficulties in the global economy that could lead to difficulties supporting the Company's operations. In light of the amount and types of functions that the Company has outsourced, these service provider risks may have a material adverse effect on the Company's business and results of operations.
Strategic Risks
•The Company may not be able to successfully execute its short-term and long-term business plans and strategies. There is no assurance that the Company will be able to execute its business plans and strategies, including the Company’s recently announced strategic plan, The Hardwire. The Company’s ability to meet the strategic priorities in The Hardwire depends upon, among other factors, the Company’s ability to: (i) realize expectations concerning market demand for electric, middleweight, and small-displacement models, which may depend in part on the building of necessary infrastructure for electric models, (ii) develop and introduce products on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (iii) successfully carry out its global manufacturing and assembly operations, (iv) effectively implement changes relating to its dealers and distribution methods, (v) accurately analyze, predict and react to changing market conditions, (vi) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, and (vii) avoid adverse impacts to its operations and/or demand for its products that may result due to the ongoing COVID-19 pandemic.
•International sales and operations subject the Company to risks that may have a material adverse effect on its business. While the Company has narrowed its geographic reach on an international basis, international operations and sales remain an important part of the Company’s strategy. There is no assurance that the Company will succeed with its new approach to international markets which includes focusing on high potential markets, and exiting or reducing its presence in remaining markets. Further, international operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government laws and regulations and U.S. laws and regulations that apply to international operations, the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability and cash flows. Business practices that may be accepted in other countries can violate U.S. or other laws that apply to the Company. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.
•The Company’s success depends upon the continued strength of the Harley-Davidson brand. The Company believes that the Harley-Davidson brand has significantly contributed to the success of its business and that maintaining and enhancing the brand is critical to expanding its customer base. Failure to protect the brand from infringers or to grow the value of the Harley-Davidson brand may have a material adverse effect on the Company’s business and results of operations.
•The timing of a launch of a premium low displacement motorcycle for the China market is uncertain. The Company has identified China as a priority geographic market, and its objectives include launching a premium low displacement motorcycle for the China market. In 2019, the Company announced a collaboration with Zhejiang Qianjiang Motorcycle Co., Ltd. to support the launch of a smaller, more accessible Harley-Davidson motorcycle planned for the China market in 2020. To date, the Company has not launched a premium low displacement motorcycle through this collaboration. If this collaboration is not productive, although the Company believes it could collaborate with others, there is no assurance that would be the case. If the Company is not able to launch a premium low displacement motorcycle for the China market, that would adversely affect its growth plans for China.
•The Company continues to explore and consider the details related to its electric motorcycle strategy and its ultimate approach may expose the Company to risks. The Company is focusing its electric strategy through a separate division with a dedicated leadership team. While the objective is to allow for greater flexibility in product development and in the creation of an innovative go-to-market strategy for its electric motorcycles, there is no assurance that the Company will be able to create a successful electric motorcycle strategy or successfully execute it.

Financial Risks
•The financial services operations are exposed to credit risk on its retail and wholesale finance receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's independent dealers, to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. Credit losses are also influenced by the markets for new and used motorcycles, and the Company and its independent dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models may result in increased supply or decreased demand in the market for used Harley-Davidson branded motorcycles, including those motorcycles that serve as collateral or security for credit that HDFS has extended. This in turn could adversely impact the prices at which repossessed motorcycles may be sold, which may lead to increased credit losses for HDFS. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. The Company believes HDFS' retail credit losses may continue to increase over time due to changing consumer credit behavior, HDFS' efforts to increase prudently structured loan approvals to sub-prime borrowers, and new financing programs that may result in different loan performance than our existing programs.
•The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. The Company sells its products globally and in most markets outside the U.S. those sales are made in the foreign country’s local currency. As a result, a weakening in those foreign currencies relative to the U.S. dollar can adversely affect the Company's revenue and margin, and cause volatility in its results of operations. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. Although the Company uses derivative financial instruments to some extent attempt to manage a portion of its exposure to foreign currency exchange rates, commodity prices, and interest rate risks, the Company does not attempt to manage its entire expected exposure, and these derivative financial instruments generally do not extend beyond one year and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.
•The financial services operations are highly dependent on accessing capital markets to fund operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions will adversely affect its earnings and results of operations. Liquidity is essential to the Company’s financial services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s financial services operations may be negatively affected by difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital and reduced funds available through its financial services operations to provide loans to independent dealers and their retail customers. Additionally, the ability of the Company and its financial services operations to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, then the Company’s cost of borrowing could increase, which may result in reduced earnings and reduced interest margins, and the Company’s access to capital may be disrupted or impaired.
Legal, Regulatory & Compliance Risks
•Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may have a material adverse impact on our business, results of operations and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. Without limitation, (i) tariffs currently in place, (ii) the imposition by the U.S. government of new tariffs on imports to the U.S. and/or (iii) the imposition by foreign countries of tariffs on U.S. products could materially increase: (a) the cost of Harley-Davidson products that the Company is offering for sale in relevant countries, (b) the cost of certain products that the Company sources from foreign manufacturers and (c) the prices of certain raw materials that the Company utilizes. The Company may not be able to pass such increased costs on to distributors, independent dealers or their customers, and the Company may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Such developments could have a material adverse impact on the Company's business, financial condition and results of operations. As an example, in 2018, the European Union (EU) placed an incremental tariff on motorcycles imported into the EU from the U.S., which is scheduled to increase effective June 1, 2021. In addition, the U.S. government imposed increased tariffs on imports from China (Section 301 tariffs), which has resulted in higher costs for components and products sourced from China. The ongoing impact of these tariffs will depend on future trade discussions between the U.S. and China or the Company’s ability to avoid or offset these costs should the tariffs remain in place.
•The Company must comply with governmental laws and regulations that are subject to change and involve significant costs. The Company’s sales and operations in areas outside the U.S. may be subject to foreign laws, regulations and the legal systems of foreign courts or tribunals. These laws and policies governing operations of foreign-based companies may result in increased costs or restrictions on the ability of the Company to sell its products in certain countries. U.S. laws and policies affecting foreign trade and taxation may also adversely affect the Company's international sales operations.
The Company’s U.S. sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the United States Environmental Protection Agency (EPA), SEC, National Highway Traffic Safety Administration, U.S. Department of Labor and Federal Trade Commission. In addition, the Company’s sales and operations are also subject to laws and actions of state legislatures and other local regulators, including independent dealer statutes and licensing laws. Changes in regulations, changes in interpretations of regulations by governmental agencies, or the imposition of additional regulations may have a material adverse effect on the Company’s business and results of operations.
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
Environmental – The majority of the Company’s motorcycle products use internal combustion engines. These motorcycle products are subject to statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as the California Air Resources Board and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. If the Company fails to meet existing or new requirements, then the Company may be unable to produce and sell certain products or may be subject to fines or penalties.
Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company is likely to face greater regulatory and customer pressure to develop products that generate less emissions. This will require the Company to spend additional funds on research, product development and implementation costs, and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage.
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
•The Company’s operations may be affected by greenhouse emissions and climate change and related regulations. Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions. In addition, several U.S. states, including states where the Company has manufacturing facilities, have previously considered and may in the future implement greenhouse gas registration and reduction programs. Energy security and availability and its related costs affect all aspects of the Company’s manufacturing operations in the U.S., including the Company’s supply chain. The Company’s manufacturing facilities use energy, including electricity and natural gas, and certain of the Company’s facilities emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity the Company purchases, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require the Company to purchase allowances to offset the Company’s own emissions or result in an overall increase in costs of raw materials, any one of which could increase the Company’s costs, reduce competitiveness in a global economy or otherwise negatively affect the Company’s business, operations or financial results. Many of the Company’s suppliers face similar circumstances. Physical risks to the Company’s business operations as identified by the Intergovernmental Panel on Climate Change and other expert bodies include scenarios such as sea level rise, extreme weather conditions and resource shortages. Extreme weather may disrupt the production and supply of component parts or other items such as natural gas, a fuel necessary for the manufacture of motorcycles and their components. Supply disruptions would raise market rates and jeopardize the continuity of motorcycle production.
•Regulations related to materials that the Company purchases to use in its products could cause the Company to incur additional expenses and may have other adverse consequences. Laws or regulations impacting the Company's supply chain, such as the UK Modern Slavery Act, could affect the sourcing and availability of some of the raw materials that the Company uses in the manufacturing of its products. The Company's supply chain is complex, and if it is not able to fully understand its supply chain, then the Company may face reputational challenges with customers, investors or others and other adverse consequences. For example, many countries in which the Company distributes its products are introducing regulations that require knowledge and disclosure of virtually all materials and chemicals in the Company’s products. Accordingly, the Company could incur significant costs related to the process of complying with these laws, including potential difficulty or added costs in satisfying the disclosure requirements.
General Risks
•Changes in general economic and business conditions, tightening of credit and retail markets, political events or other factors may adversely impact independent dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Weakened economic conditions in certain business sectors and geographic areas can also result in reduced demand for the Company's products. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.
•The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes. The uncertainty associated with substantial unresolved claims and lawsuits may harm the Company’s business, financial condition, reputation and brand. The defense of the lawsuits may result in the expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, any such payment may have a material adverse effect on the Company’s business and results of operations. Refer to Note 16 of the Notes to Consolidated financial statements for a discussion of certain legal proceedings in which the Company is involved.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
A summary of the principal operating properties of the Company as of December 31, 2020 is as follows:

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
Retail operations office(f)
(a)Motorcycle powertrain production
(b)Production and painting of motorcycle component parts
(c)Motorcycle parts fabrication, painting and assembly
(d)Motorcycle production for certain Asian and European markets
(e)Assembly of select models for the Brazilian market
(f)HDFS completed a sale of its Carson City, NV facility in December 2020 and plans to move retail operations to Reno, NV in April 2021
Item 3. Legal Proceedings
Refer to Note 16 of the Notes to Consolidated financial statements for a discussion of certain legal proceedings in which the Company is involved.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange under the trading symbol HOG. As of January 31, 2021, there were 66,959 shareholders of record of Harley-Davidson, Inc. common stock.
The Company’s share repurchases, which consisted of shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended December 31, 2020:

2020 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28 to November 1	738	$24	738	18,246,721
November 2 to November 29	556	$33	556	18,246,721
November 30 to December 31	1,849	$40	1,849	18,246,721
	3,143	$35	3,143
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of December 31, 2020, 18.2 million shares remained under these authorizations. The Company repurchased no shares on a discretionary basis during the quarter ended December 31, 2020.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2020, the Company acquired 3,143 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters within Part III of this Annual Report contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (S&P) MidCap 400 Index as the broad-based index. The S&P MidCap 400 Index was chosen as the Company does not believe any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2015 and that all dividends are reinvested.

	2015	2016	2017	2018	2019	2020
Harley-Davidson, Inc.	$100	$132	$119	$83	$94	$94
S&P MidCap 400 Index	$100	$121	$140	$125	$157	$179

Item 6. Selected Financial Data
Not Applicable.
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
The “% Change” figures included in the “Results of Operations” section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented. Certain “% Change” deemed not meaningful (NM) have been excluded.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intend” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-

looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the “Cautionary Statements” section in this Item 7. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the “Overview” and “Guidance” sections in this Item 7 are only made as of February 2, 2021 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 23, 2021), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company’s net income for 2020 was $1.3 million, or $0.01 per diluted share, compared to $423.6 million, or $2.68 per diluted share in 2019 on lower operating income in both the Motorcycles and Financial Services segments.
The Motorcycles segment reported an operating loss of $186.1 million in 2020 down $475.7 million from operating income of $289.6 million in 2019. The decline in operating income was due primarily to a 32.1% decrease in wholesale motorcycle shipments, a less favorable product mix and higher restructuring expenses, partially offset by reduced selling, administrative and engineering expenses.
Operating income from the Financial Services segment in 2020 was down $70.2 million or 26.4% compared to 2019 due primarily to an increase in the provision for credit losses, higher interest expense and restructuring charges. The provision for credit losses was higher due to negative economic conditions during 2020 and also reflects the continued impact of the 2020 adoption of a new accounting standard related to the recognition of expected credit losses. The new standard requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument carried at amortized cost, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard on January 1, 2020 using a modified retrospective approach. As a result, prior period results were not restated.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles decreased 17.4% in 2020 compared to 2019. Retail sales were adversely impacted primarily in the first half of 2020, by a temporary suspension of the Company's manufacturing operations, from mid-March through May 2020, and independent dealer closures related to the COVID-19 pandemic. The Company believes retail sales in the second half of 2020, compared to prior year, were adversely impacted by the Company's decision to reset its new model year launch timing, beginning in 2020, from the third quarter to the first quarter. In addition, the Company believes lower dealer inventory levels related to its new approach to supply and inventory management also resulted in lower retail sales during the second half of 2020 compared to the same period last year.
COVID-19 Pandemic Response and Recovery Actions(1)
Cash Preservation – During 2020, the Company delivered on its previously disclosed plans to reduce planned capital and planned non-capital spending to preserve approximately $250 million of cash in 2020. The spending reductions exclude the impact of restructuring charges as discussed further under “Restructuring Plan Costs and Savings”. Also, during 2020, the Company suspended discretionary share repurchases and reduced its cash dividend to $0.02 per share for the second, third and fourth quarters of 2020.
Liquidity – At the end 2020, the Company had $4.7 billion of available liquidity through cash, cash equivalents and availability under its credit and conduit facilities. Liquidity is discussed in more detail under “Liquidity and Capital Resources”.
Supporting Dealers and Riders – The Company's response and recovery plans have included supporting global dealers and customers. HDFS continues to work with qualified retail borrowers who have been impacted by the COVID-19 pandemic by offering short-term adjustments to payment due dates. These temporary extensions do not affect the associated interest rate or loan term. At the end of 2020, the volume of payment extensions on eligible retail loans declined, but has not yet returned to pre-COVID-19 pandemic levels. The Company continues to grant payment extensions to customers in accordance with its policies.
Community Strength – The Company continues to proactively manage through the COVID-19 pandemic and has implemented robust protocols to keep workers safe in its manufacturing facilities. Most non-production workers continue to work remotely in light of the COVID-19 pandemic.
The full impact of the COVID-19 pandemic on future results depends on future developments, such as the ultimate duration and scope of the pandemic, the success of vaccination programs, and its impact on the Company's customers, independent dealers, distributors, and suppliers. While the Company's manufacturing operations were temporarily suspended and subsequently resumed in 2020, COVID-19 pandemic related impacts and disruptions could occur in the future. Future impacts and disruptions could have an adverse effect on production, supply chains, distribution, and demand for the Company's products. Refer to Item 1A. Risk Factors for additional information regarding the potential impact of the COVID-19 pandemic on the Company.
The Rewire
During 2020, the Company executed a set of actions, referred to as The Rewire. The Rewire was a critical overhaul of the Company's business to set the Company on a new course and provide a solid foundation to execute its 2021-2025 strategic plan, The Hardwire. Key elements of The Rewire included the following:
New operating model with reduced complexity and increased speed – The Company implemented a new operating model to eliminate duplication and complexity across its global operations resulting in fewer positions across the Company's global operations and annual ongoing savings as discussed further under “Restructuring Plan Costs and Savings”.
Reset global business and focus on high-potential markets – The Company plans to concentrate on approximately 50 markets primarily in North America, Europe and parts of Asia Pacific that represent a high percentage of the Company’s expected volume and growth potential.
Refined motorcycle line-up and high-impact product launches – The Company streamlined its planned product portfolio, changed its model year launch timing and go-to-market practices for maximum impact and success.
Growth through Parts & Accessories (P&A) and General Merchandise (GM) – P&A and GM are now organized around dedicated leaders with strategies poised for new growth as the Company invests in new channel strategies and better product assortments.
Protecting value – The Company is operating with a new approach to supply and inventory management, with a focus on a strong independent dealer network to better preserve the value and desirability of Harley-Davidson motorcycles for customers. The Company believes a strong network of profitable dealers is essential to delivering the most desirable Harley-Davidson experience. The Company reduced its global dealer network during 2020 and continues work to optimize its network of independent dealers to strengthen priority markets and provide and improve the customer experience.
The Hardwire(1)
The Hardwire is the Company's 2021-2025 strategic plan guided by its mission and vision, which the Company introduced on February 2, 2021. The plan targets long-term profitable growth through focused efforts that extend and strengthen the brand and drive value for all stakeholders. The Company's ambition is to enhance its position as the most desirable motorcycle brand in the world. Desirability is a motivating force driven by emotion. Refer to Item 1. Business for more details on The Hardwire strategic plan and financial targets.
Guidance(1)
On February 2, 2021, the Company announced the following guidance for 2021. During 2021, the first year of The Hardwire, the Company expects to continue to manage through the ongoing uncertainties brought on by the COVID-19 pandemic and its impact on revenue and its supply chain. The Company's guidance for 2021 is as follows:
•Motorcycles segment revenue growth, compared to 2020, between 20% and 25%
•Motorcycles segment operating margin as a percent of revenue of 5% to 7%, which includes approximately $115 million of gross annual cost savings resulting from 2020 restructuring actions
•Approximately $20 million of restructuring expense
•Financial Services operating income growth, compared to 2020, between 10% and 15%
•Capital expenditures between $190 and $220 million

Restructuring Plan Costs and Savings(1)
During 2020, the Company initiated certain restructuring activities as part of The Rewire including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global independent dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. These actions included restructuring expenses related to employee termination costs, contract termination costs and non-current asset adjustments. The workforce reduction resulted in the elimination of approximately 700 positions globally, including the termination of approximately 500 employees. In addition, the India action will result in the termination of approximately 70 employees. The Company incurred $130 million of restructuring expense in connection with these actions during 2020. The Company expects to incur total restructuring expenses for these actions of approximately $150 million, including approximately $20 million in 2021. The Company's total estimated restructuring expense is down from its previous estimate of $169 million. The Company continues to expect ongoing gross savings resulting from these restructuring activities of approximately $115 million. Refer to Note 3 of the Notes to Consolidated financial statements for additional information regarding the Company's restructuring expenses.

Results of Operations 2020 Compared to 2019
Consolidated Results

(in thousands, except earnings per share)	2020	2019	(Decrease) Increase	% Change
Operating (loss) income from Motorcycles and Related Products	$(186,122)	$289,620	$(475,742)	NM
Operating income from Financial Services	195,801	265,988	(70,187)	(26.4)
Operating income	9,679	555,608	(545,929)	(98.3)
Other (expense) income, net	(1,848)	16,514	(18,362)	NM
Investment income	7,560	16,371	(8,811)	(53.8)
Interest expense	31,121	31,078	43	0.1
(Loss) income before income taxes	(15,730)	557,415	(573,145)	NM
Income tax (benefit) provision	(17,028)	133,780	(150,808)	NM
Net income	$1,298	$423,635	$(422,337)	(99.7)%
Diluted earnings per share	$0.01	$2.68	$(2.67)	(99.6)%
The Company reported operating income of $9.7 million in 2020 compared to $555.6 million in 2019. The Motorcycles segment incurred a $186.1 million operating loss in 2020, a decline from operating income of $289.6 million in 2019. Operating income from the Financial Services segment decreased $70.2 million, or 26.4%, compared to 2019. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating results.
Other (expense) income in 2020 was impacted by lower non-operating income related to the Company's defined benefit plans. Investment income decreased in 2020 as compared to 2019 driven by lower income from investments in marketable securities.
The Company's effective income tax rate for 2020 was a 108.3% benefit compared to a 24.0% expense for 2019. The Company recorded an income tax benefit during 2020 due to a pre-tax loss and discrete income tax benefits related primarily to favorable tax audit settlements with taxing authorities during the year.
Diluted earnings per share was $0.01 in 2020 compared to $2.68 in 2019. Diluted earnings per share were adversely impacted by the decrease in net income, but benefited from lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 157.8 million in 2019 to 153.9 million in 2020 driven by the Company's discretionary repurchases of common stock during 2019. Refer to "Liquidity and Capital Resources" for additional information concerning the Company's share repurchase activity.

Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	2020	2019	Decrease	% Change
United States	103,650	125,960	(22,310)	(17.7)%
Canada	6,477	8,946	(2,469)	(27.6)
Total North America	110,127	134,906	(24,779)	(18.4)
Europe/Middle East/Africa (EMEA)	36,906	44,086	(7,180)	(16.3)
Asia Pacific	27,220	29,513	(2,293)	(7.8)
Latin America	5,995	9,768	(3,773)	(38.6)
Total worldwide retail sales	180,248	218,273	(38,025)	(17.4)%
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
During 2020, primarily in the first half of the year, retail sales of new Harley-Davidson motorcycles were adversely impacted by the COVID-19 pandemic which resulted in the temporary closure of the Company's manufacturing facilities and the temporary closure of many of its independent dealerships.
Retail sales in the second half of 2020 were adversely impacted by lower retail inventory as the Company continued to aggressively manage the supply of its motorcycles into the independent dealer network under its new supply and inventory management approach. The Company's approach to supply and inventory management is focused on profitable and desirable volume aimed at helping drive retail pricing to preserve the value and desirability of Harley-Davidson motorcycles for customers. Under this approach, the Company will continue to aggressively manage the supply of new motorcycles into the independent dealer network. At the end of 2020, independent dealer retail inventory of new Harley-Davidson motorcycles was down approximately 64% or 24,000 units in the U.S. and approximately 59% worldwide compared to the end of 2019.
The Company's decision to reset its annual new model year launch from August to early in the first quarter also impacted retail sales in 2020. Previously, the Company launched its new model year motorcycles in the third quarter with new product available in U.S. markets in August, followed by international markets as product was distributed globally. While the Company believes the initial shift from August has adversely impacted year-over-year retail sales comparisons, it believes an early-year launch better aligns with the seasonality of retail demand allowing products a full riding season to sell and minimizes aged inventory and floor plan costs that might accumulate during the off season.
The Company's U.S. market share of new 601+cc motorcycles for 2020 was 42.1%, down 7.0 percentage points compared to 2019 (Source: Motorcycle Industry Council). The Company's U.S. market share fell on weaker retail sales performance relative to the industry, as well as stronger performance in segments outside of the Company's Touring and Cruiser segments.
The Company's European market share of new 601+cc motorcycles for 2020 was 7.7%, down 1.4 percentage points compared to 2019 (Source: Management Services Helwig Schmitt GmbH).

Motorcycle Registration Data - 601+cc(a)
Industry retail registration data for new motorcycles was as follows:

	2020	2019	Decrease	% Change
United States(b)	241,792	252,842	(11,050)	(4.4)%
Europe(c)	411,079	413,254	(2,175)	(0.5)%
(a)Data includes on-road models with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt peak power equivalents greater than 600cc's (601+cc). On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	2020		2019		Unit	Unit
	Units	Mix %	Units	Mix %	Decrease	% Change
Motorcycle Units:
United States	79,731	54.9%	124,326	58.1%	(44,595)	(35.9)%
International	65,515	45.1%	89,613	41.9%	(24,098)	(26.9)
	145,246	100.0%	213,939	100.0%	(68,693)	(32.1)%
Motorcycle Units:
Touring motorcycle units	56,067	38.6%	91,018	42.5%	(34,951)	(38.4)%
Cruiser motorcycle units(a)	55,229	38.0%	76,052	35.6%	(20,823)	(27.4)
Sportster® / Street motorcycle units	33,950	23.4%	46,869	21.9%	(12,919)	(27.6)
	145,246	100.0%	213,939	100.0%	(68,693)	(32.1)%
(a)Includes Softail®, CVOTM, and LiveWireTM
During 2020, Harley-Davidson motorcycle shipments were down 32.1% from 2019 reflecting the impact of the temporary suspension of the Company's global manufacturing operations and the temporary closure of independent dealers in the first half of 2020 resulting from the COVID-19 pandemic. In addition, the Company's new approach to supply and inventory management and the change in new model year launch timing adversely impacted wholesale shipments compared to 2019. The mix of Touring motorcycles shipped during 2020 decreased as a percent of total shipments while the mix of Cruiser and Sportster/Street motorcycles increased compared to 2019.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (in thousands):

	2020	2019	(Decrease) Increase	% Change
Revenue:
Motorcycles	$2,350,407	$3,538,269	$(1,187,862)	(33.6)%
Parts & Accessories	659,634	713,400	(53,766)	(7.5)
General Merchandise	186,068	237,566	(51,498)	(21.7)
Licensing	29,750	35,917	(6,167)	(17.2)
Other	38,195	47,526	(9,331)	(19.6)
	3,264,054	4,572,678	(1,308,624)	(28.6)
Cost of goods sold	2,435,745	3,229,798	(794,053)	(24.6)
Gross profit	828,309	1,342,880	(514,571)	(38.3)
Operating expenses:
Selling & administrative expense	697,483	808,415	(110,932)	(13.7)
Engineering expense	197,838	212,492	(14,654)	(6.9)
Restructuring expense	119,110	32,353	86,757	268.2
	1,014,431	1,053,260	(38,829)	(3.7)
Operating (loss) income	$(186,122)	$289,620	$(475,742)	NM
Operating margin	(5.7)%	6.3%	(12.0)	pts.
The estimated impacts of the significant factors affecting the comparability of revenue, cost of goods sold and gross profit from 2019 to 2020 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2019	$4,573	$3,230	$1,343
Volume	(1,282)	(832)	(450)
Price, net of related costs	55	7	48
Foreign currency exchange rates and hedging	(11)	23	(34)
Shipment mix	(71)	(7)	(64)
Raw material prices	—	(10)	10
Manufacturing and other costs	—	25	(25)
	(1,309)	(794)	(515)
2020	$3,264	$2,436	$828
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2019 to 2020:
•The decrease in volume was due to lower wholesale motorcycle shipments and lower P&A and General Merchandise sales.
•During 2020, revenue benefited from higher wholesale prices for motorcycles and lower sales incentives. The positive impact on revenue was partially offset by increased costs related to additional content added to motorcycles shipped in 2020 as compared to the prior year.
•Revenue was adversely impacted by weaker foreign currency exchange rates relative to the U.S. dollar. In addition, unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements also reduced gross profit in 2020 as compared to the prior year.
•Changes in the shipment mix between motorcycle families had an adverse impact on gross profit during 2020 as compared to 2019. Additionally, unfavorable mix within P&A contributed to the impact.
•Manufacturing and other costs were adversely impacted by a higher fixed cost per unit on lower production volumes. This unfavorable impact was partially offset by lower incremental tariff costs and the absence of temporary inefficiencies related to the manufacturing restructuring activities in 2019. Incremental tariff costs (incremental European Union (EU) and China tariffs imposed beginning in 2018 on the Company's products shipped from the U.S. and incremental U.S. tariffs imposed beginning in 2018 on certain items imported from China) were $24.5 million in 2020 compared to $97.9 million in 2019. The Company began to wholesale motorcycles sourced from its Thailand facility in the EU during the second quarter of 2020 which reduced the cost of tariffs incurred through the majority of 2020.

Operating expenses were lower in 2020 compared to 2019 due primarily to lower employee related cost on reduced headcount, reduced incentive-based compensation cost and lower discretionary spending as the Company aggressively managed costs, including its efforts to reduce planned non-capital spending as part of its COVID-19 pandemic response and recovery actions. The decrease was partially offset by an increase in restructuring expense. Refer to Note 3 of the Notes to Consolidated financial statements for additional information regarding the Company's restructuring expenses.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	2020	2019	Increase (Decrease)	% Change
Interest income	$682,517	$678,205	$4,312	0.6%
Other income	107,806	110,906	(3,100)	(2.8)
Financial Services revenue	790,323	789,111	1,212	0.2
Financial Services expenses:
Interest expense	246,447	210,438	36,009	17.1
Provision for credit losses	181,870	134,536	47,334	35.2
Operating expenses	155,306	178,149	(22,843)	(12.8)
Restructuring expense	10,899	—	10,899	100.0
	594,522	523,123	71,399	13.6
Operating income	$195,801	$265,988	$(70,187)	(26.4)%
Interest income was favorable in 2020 compared to 2019 due to a higher average retail yield, partially offset by lower average outstanding finance receivables. Other income decreased in 2020 compared to 2019 due in part to lower investment income. Interest expense increased due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses increased $47.3 million compared to 2019 primarily due to unfavorable economic conditions during 2020, partially offset by favorable 2020 retail credit loss performance. The provision for credit losses was up significantly as compared to 2019 driven by the impact of the COVID-19 pandemic on the U.S. economy and the Company’s outlook on future economic conditions. The Company believes that there is significant uncertainty surrounding future economic outcomes. As such, the Company considered various third-party economic forecast scenarios and applied a probability-weighting to those economic forecast scenarios. At the end of 2020, the Company's outlook on economic conditions included a heavy emphasis on pessimistic economic trend assumptions as the COVID-19 pandemic continued to restrain the U.S. economy. The Company will continue to monitor economic trends and conditions. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
The 30-day delinquency rate for retail motorcycle loans at December 31, 2020 decreased to 3.18% from 4.39% at December 31, 2019. The improved delinquency rate was primarily driven by a high volume of short-term COVID-19 pandemic related extensions during the second quarter of 2020 and into the first part of the third quarter of 2020 on eligible retail loans to help customers get through financial difficulties associated with the pandemic. Through the remainder of 2020, the volume of payment extensions on eligible retail loans declined but has not yet returned to pre-COVID-19 pandemic levels. The Company continues to grant payment extensions to customers in accordance with its policies. Annual losses on the Company's retail motorcycle loans were 1.38% during 2020 compared to 2.00% in 2019. The favorable retail credit loss performance was due to lower delinquencies driven by the COVID-19 pandemic related loan payment extensions earlier in the year as well as improved used motorcycle values at auction due to a limited supply of new and used motorcycles.
The allowance for credit losses at December 31, 2020 was determined in accordance with Accounting Standards Update (ASU) No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), a new accounting standard the Company adopted on January 1, 2020 that requires recognition of full lifetime expected credit losses upon initial recognition of a financial instrument, replacing the prior, incurred loss methodology. The Company adopted the new accounting standard using a modified retrospective approach. As a result, prior period results were not restated.
Operating expenses decreased $22.8 million compared to 2019 as the Company aggressively managed costs, including its efforts to reduce planned non-capital spending as part of its COVID-19 pandemic response and recovery actions.

Additionally, the Financial Services segment incurred restructuring expense of $10.9 million in 2020. Refer to Note 3 of the Notes to Consolidated financial statements for additional information regarding the Company's restructuring expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2020	2019
Balance, beginning of period	$198,581	$189,885
Cumulative effect of change in accounting(a)	100,604	—
Provision for credit losses	181,870	134,536
Charge-offs, net of recoveries	(90,119)	(125,840)
Balance, end of period	$390,936	$198,581
(a)On January 1, 2020, the Company adopted ASU 2016-13 and increased the allowance for loan loss through retained earnings, net of income taxes, to establish an allowance that represents expected lifetime credit losses on the finance receivable portfolios at date of adoption.
At December 31, 2020, the allowance for credit losses on finance receivables was $371.7 million for retail receivables and $19.2 million for wholesale receivables. At December 31, 2019, the allowance for credit losses on finance receivables was $188.5 million for retail receivables and $10.1 million for wholesale receivables.
Refer to Note 7 of the Notes to Consolidated financial statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.
Results of Operations 2019 Compared to 2018
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020 for a detailed discussion of the results of operations for 2019 compared to 2018 and liquidity and capital resources for 2019 compared to 2018.
Other Matters
New Accounting Standards Not Yet Adopted
Refer to Note 1 of the Notes to Consolidated financial statements for a discussion of new accounting standards that will become effective for the Company in 2021 and 2022.
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
Allowance for Credit Losses on Retail Finance Receivables – On January 1, 2020, the Company adopted ASU 2016-13, which requires an entity to recognize expected lifetime losses on finance receivables upon origination. The allowance for credit losses on retail finance receivables as of December 31, 2020 represents the Company’s estimate of lifetime losses for its retail finance receivables. Prior to the adoption of ASU 2016-13, the Company maintained an allowance for credit losses on retail finance receivables based on the Company’s estimate of probable losses inherent in the retail finance receivable portfolio as of the balance sheet date.
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
U.S. Generally Accepted Accounting Principles (GAAP) requires that companies recognize in their consolidated balance sheets a liability for defined benefit pension and postretirement plans that are underfunded or an asset for defined benefit pension and postretirement benefit plans that are overfunded.
Pension, SERPA and postretirement healthcare obligations and costs are calculated through actuarial valuations. The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, mortality, long-term expected return on plan assets, future compensation and healthcare cost trend rates.
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its benefit obligations. Based on this analysis, the Company decreased the weighted-average discount rate for pension and SERPA obligations from 3.49% as of December 31, 2019 to 2.62% as of December 31, 2020. The Company decreased the weighted-average discount rate for postretirement healthcare obligations from 3.26% as of December 31, 2019 to 2.11% as of December 31, 2020. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2020, the Company set its healthcare cost trend rate at 7.00% as of December 31, 2020. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2029.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
Plan assets are measured at fair value and are subject to market volatility. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted to reflect the current view of the long-term investment market.

Changes in the funded status of defined benefit pension and postretirement benefit plans resulting from the difference between assumptions and actual results are initially recognized in other comprehensive income (loss) and amortized to expense over future periods. Sensitivity to changes in major assumptions used in the pension and postretirement healthcare obligations and costs was as follows (in thousands):

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate	Impact of a 1% decrease in the expected return on assets
2020 Net periodic benefit cost:
Pension and SERPA	$33,016	$31,108	n/a	$20,164
Postretirement healthcare	$5,393	$(843)	$435	$1,985
2020 Benefit obligations:
Pension and SERPA	$2,390,435	$393,880	n/a	n/a
Postretirement healthcare	$315,245	$28,651	$8,295	n/a
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
Income Taxes – The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (Topic 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reviews its deferred income tax asset valuation allowances on a quarterly basis or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset is considered, along with any positive or negative evidence including tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
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
Refer to Note 4 of the Notes to Consolidated financial statements for further discussion regarding the Company's income taxes.
Commitments and Contingencies
The Company is subject to lawsuits and other claims related to environmental, product and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 16 of the Notes to Consolidated financial statements for a discussion of the Company's commitments and contingencies.

Liquidity and Capital Resources
The Company's response to the COVID-19 pandemic included actions to preserve cash and secure additional liquidity. During 2020, the Company delivered on its previously disclosed plans to reduce planned capital and non-capital spending to preserve approximately $250 million of cash in 2020 (excludes the impact of cash restructuring charges). In addition, the Company suspended all discretionary share repurchases and reduced its cash dividend to $.02 per share in the second, third and fourth quarters of 2020. Going forward, the Company believes the Motorcycles segment operations will continue to be primarily funded through cash flows generated by operations.(1) The Company expects the Financial Services segment operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and deposits.(1)
Through The Hardwire, the Company expects its business model to generate cash that will allow it to invest in the business and brand, fund The Hardwire initiatives, and return value to shareholders.(1) The Company's cash allocation priorities are first to fund growth through The Hardwire initiatives, then to reward shareholders through dividends. The Company's Board of Directors approved a 2021 first quarter dividend of $.15 per share. At this time, significant discretionary share repurchases are not planned as the Company prioritizes cash for these top two priorities.(1)
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. The Company’s cash and cash equivalents and availability under its credit and conduit facilities at December 31, 2020 were as follows (in thousands):

Cash and cash equivalents	$3,257,203

Availability under credit and conduit facilities:
Credit facilities	750,726
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	55,980
$4,663,909
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2020 were as follows:

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

Cash Flow Activity
Cash flow activities for the years ended December 31, were as follows (in thousands):

	2020	2019
Net cash provided by operating activities	$1,177,890	$868,272
Net cash used by investing activities	(66,783)	(508,126)
Net cash provided (used) by financing activities	1,373,983	(712,223)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,712	(2,305)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,503,802	$(354,382)

Operating Activities
The increase in operating cash flow in 2020 compared to 2019 was primarily due to favorable changes in working capital, led by a decline in accounts receivable and inventory levels as well as favorable cash flows from decreased wholesale financing activity due to lower loan originations.
The Company continues to expect that it will generate sufficient cash inflows from operations to fund its ongoing operating cash requirements including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at December 31, 2020 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements. As described in Note 4 of the Notes to Consolidated financial statements, the Company has a liability for unrecognized tax benefits of $50.6 million and related accrued interest and penalties of $25.5 million as of December 31, 2020. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $131.1 million and $181.4 million during 2020 and 2019, respectively. The Company's 2021 plan includes estimated capital expenditures between $190 to $220 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables in 2020, which consisted primarily of retail finance receivables, were $390.4 million lower than in 2019 primarily due to lower retail motorcycle loan originations during 2020. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activities.
The Company paid dividends of $0.44 per share totaling $68.1 million during 2020 and $1.50 per share totaling $237.2 million during 2019.
Cash outflows for share repurchases were $8.0 million and $296.5 million for 2020 and 2019, respectively. In the first quarter of 2020, the Company suspended discretionary share repurchases; as a result, there were no discretionary share repurchases in 2020. Discretionary share repurchases during the year ended December 31, 2019 were $286.7 million or 8.2 million shares. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were $8.0 million or 0.3 million shares and $9.8 million or 0.3 million shares during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there were 18.2 million shares remaining on a board-approved share repurchase authorization.

Financing cash flows related to debt and deposit activities resulted in net cash inflows/(outflows) of $1.45 billion and $(182.1) million for 2020 and 2019, respectively. The Company’s total outstanding debt and deposits consisted of the following as of December 31, (in thousands):

	2020	2019
Outstanding debt:
Unsecured commercial paper	$1,014,274	$571,995
Asset-backed Canadian commercial paper conduit facility	116,678	114,693
Asset-backed U.S. commercial paper conduit facilities	402,205	490,427
Asset-backed securitization debt, net	1,791,956	764,392
Medium-term notes, net	4,917,714	4,760,127
Senior notes, net	743,977	743,296
	$8,986,804	$7,444,930

Deposits	$79,965	$—
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on debt obligations.
Deposits – During 2020, HDFS began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. At December 31, 2020, the Company had $80.0 million, net of fees, of short-term interest-bearing brokered certificates of deposit outstanding. Each separate brokered certificate of deposit is issued under a master certificate and, as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation (FDIC) insurance coverage limits.
Credit Facilities – In April 2020, the Company entered into a $707.5 million five-year credit facility to replace the $765.0 million five-year credit facility that was due to mature in April 2021. The new five-year credit facility matures in April 2025. The Company also amended its $780.0 million five-year credit facility to $707.5 million with no change to the maturity date of April 2023. The Company also had a $195.0 million 364-day credit facility which was due to mature in May 2020. In April 2020, the Company extended the maturity date of this credit facility to August 2020; however, this facility was terminated on May 18, 2020. At the time of termination, there were no outstanding borrowings under this 364-day credit facility. On June 1, 2020, the Company entered into a new $350.0 million 364-day credit facility, and on June 4, 2020, the Company borrowed $150.0 million under this facility. On December 9, 2020, the Company amended this facility to allow for the early repayment of the $150.0 million borrowing, which was repaid in full on this date, along with the related interest. The five-year credit facilities (together, the Global Credit Facilities), as well as the $350.0 million 364-day credit facility, bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities and the $350.0 million 364-day credit facility also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of December 31, 2020 supported by the Global Credit Facilities. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities or the $350.0 million 364-day credit facility, borrowing under its asset-backed U.S. commercial paper conduit facilities or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company has the following unsecured medium-term notes issued and outstanding at December 31, 2020 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$600,000	2.85%	January 2016	January 2021
$450,000	LIBOR + 0.94%	November 2018	March 2021
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$797,206(a)	4.94%	May 2020	May 2023
$735,882(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
(a)Euro denominated €650.0 million par value remeasured to U.S. dollar at December 31, 2020
(b)Euro denominated €600.0 million par value remeasured to U.S. dollar at December 31, 2020
The fixed-rate U.S. dollar-denominated medium-term notes provide for semi-annual interest payments, the fixed-rate foreign currency-denominated medium-term notes provide for annual interest payments, and the floating-rate medium-term notes provide for quarterly interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $15.4 million and $12.8 million at December 31, 2020 and 2019, respectively.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of December 31, 2020, the Canadian Conduit has an expiration date of June 25, 2021.
In 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million. In 2019, the Company transferred $28.2 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.4 million.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – Until November 25, 2020, the Company had two separate agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits, a $300.0 million revolving facility agreement and a $600.0 million revolving facility agreement (together, the Former U.S. Conduit Facilities). On November 25, 2020, the Company amended each revolving facility agreement by consolidating the two agreements into one $900.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In addition to the $900.0 million aggregate commitment, the agreement allows for additional borrowings, at the lender’s discretion, of up to $300.0 million. Availability under the $900.0 million revolving facility (the U.S. Conduit Facility) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.

In 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities. In 2019, the Company transferred $174.4 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $154.6 million of debt under the Former U.S. Conduit Facilities.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2020, the U.S. Conduit Facility has an expiration date of November 19, 2021.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes have various contractual maturities ranging from 2022 to 2028.
In 2020, the Company transferred $2.42 billion of U.S. retail motorcycle finance receivables to four separate SPEs which, in turn, issued $2.08 billion, or $2.06 billion net of discounts and issuance costs, of secured notes through four separate on-balance-sheet asset-backed securitization transactions. In 2019, the Company transferred $1.12 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.03 billion, or $1.02 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions.
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

Under the current financial covenants of the Global Credit Facilities, the ratio of HDFS’ consolidated debt, excluding secured debt, to HDFS’ consolidated allowance for credit losses on finance receivables plus HDFS' consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of HDFS and its subsidiaries, and the Company's consolidated shareholders’ equity excluding AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term and senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2020 and 2019, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intend” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described below. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of this report, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic, including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic and (ii) the Company's ability to: (a) execute its business plans and strategies, including The Hardwire, successfully execute its remodeled approach to supply and inventory management, and strengthen its existing business while allowing for desirable growth; (b) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests, including successfully implementing a distributor model in fifteen international markets; (c) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (d) successfully carry out its global manufacturing and assembly operations; (e) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Touring, large Cruiser and Trike, and growing its complementary businesses; (f) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (g) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (h) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters; (i) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (j) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure; (k) successfully manage and reduce costs throughout the business; (l) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment; (m) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (n) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (o) develop and maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (p) manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components; (q) successfully maintain a manner in which to sell motorcycles in the European Union, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (r) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (s) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (t) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (u) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (v) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio; (w) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (x) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (y) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (z) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (aa) manage its exposure to product liability claims and commercial or contractual disputes; (bb) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (cc) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain; and (dd) successfully develop and launch the pre-owned motorcycle program, Harley-Davidson Certified.
    The Company’s operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, or other factors. Other factors are described in Item 1A. Risk Factors of this report. Many of these risk factors are impacted by the current changing capital, credit and retail markets and the Company's ability to manage through inconsistent economic conditions.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce such risks, the Company selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes. Sensitivity analysis is used to manage and monitor foreign currency exchange rate and interest rate risks. Further disclosure relating to the fair value of the Company's derivative financial instruments is included in Note 9 of the Notes to Consolidated financial statements.
Motorcycles and Related Products Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Motorcycles segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Indian rupee, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on Motorcycles segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. At December 31, 2020 and 2019, the notional U.S. dollar value of outstanding foreign currency contracts was $779.4 million and $654.5 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $80.2 million and $65.5 million as of December 31, 2020 and 2019, respectively.
The Company purchases commodities for use in the production of motorcycles. As a result, Motorcycles segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2020, the notional value of these instruments was $7.5 million and the fair value was a net asset of $0.8 million. As of December 31, 2019, the notional value of these instruments was $8.9 million and the fair value was a net liability of $0.1 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.

Financial Services Segment
The Company has interest rate sensitive financial instruments including finance receivables, debt and interest rate derivative financial instruments. As a result, Financial Services operating income is affected by changes in interest rates. The Company utilizes interest rate swaps and caps to reduce the impact of fluctuations in interest rates on its floating-rate medium-term notes and its asset-backed securitization transactions, respectively. As of December 31, 2020, HDFS had interest rate swaps outstanding with a notional value of $450.0 million and interest rate caps outstanding with a notional value of $978.1 million. As of December 31, 2019, HDFS had interest rate swaps outstanding with a notional value of $900.0 million and interest rate caps with a notional value of $376.0 million. As of December 31, 2020, HDFS estimates that a 10% decrease in interest rates would not result in a material change to the fair value of the interest rate swap and cap agreements. As of December 31, 2019, HDFS estimated that a 10% decrease in interest rates would result in a decrease in the fair value of the interest rate swap and cap agreements of $10.2 million.
HDFS has also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates which it does not hedge. The Company estimates that a one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities would increase Financial Services interest expense in 2021 by approximately $15.5 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, the Company may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.
The Company has foreign denominated medium-term notes. As a result, Financial Services operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At December 31, 2020, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. At December 31, 2020 and 2019, the Company has cross-currency swaps outstanding with a notional value of $1.4 billion and $660.8 million, respectively. The Company estimates that a 10% adverse change in the underlying foreign currency exchange rate and interest rate would result in a $170.6 million and $76.2 million decrease in the fair value of the swap agreements as of December 31, 2020 and 2019, respectively. The amount as of December 31, 2019 reflects a revision to the amount included in the Company’s 2019 Annual Report on Form 10-K.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at item 15(a) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Harley-Davidson, Inc. at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2021 expressed an unqualified opinion thereon.

Adoption of ASU 2016-13
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments. See below for discussion of our related critical audit matter.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses - Retail Finance Receivables
Description of the Matter
The Company’s retail receivable portfolio totaled $6.3 billion as of December 31, 2020, and the associated allowance for credit losses (ACL) was $371.7 million. As discussed above and in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to recognize expected lifetime losses on finance receivables held at amortized cost, upon origination. Upon adoption, the Company increased its ACL by $100.6 million and reduced retained earnings net, of deferred taxes, by $78.2 million through a cumulative-effect adjustment. The Company utilizes a vintage-based loss forecast methodology to measure the expected retail finance receivables credit losses. Economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions. To establish the economic forecasts, management considers various third-party economic forecast scenarios and applies a probability-weighting to those economic forecast scenarios. For periods beyond the Company’s incorporated economic forecasts, the Company reverts to its average historical loss experience using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
Auditing management’s estimate of the ACL for retail finance receivables was especially challenging due to the complexity of management’s retail receivables loss forecasting models and subjective management assumptions applied in determining the probability-weighting of its economic forecasts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the ACL process. These procedures included testing controls over management’s review of key assumptions such as the economic forecasts, the development and operation of the ACL models, and the completeness and accuracy of key inputs and assumptions used in the ACL models.
To test the ACL, our audit procedures included, among others, evaluating the Company’s loss forecasting models, the economic forecasts prepared by management, and the underlying data used in the models. We involved our internal specialists in evaluating the model methodology and model performance and tested key modeling assumptions. We evaluated management’s judgments in probability-weighting different third-party economic forecast scenarios and compared management’s economic forecasts to other available information for contrary or corroborative evidence. Additionally, we tested the accuracy of data utilized within the models and re-performed the model calculations for a sample of loans. In addition, we reviewed the Company’s historical loss statistics, peer information, and subsequent events and considered whether this information corroborates or contradicts management’s measurement of the ACL.

Restructuring activities
Description of the Matter
The Company recorded $130.0 million of restructuring expenses during the year ended December 31, 2020. As discussed in Note 3 to the consolidated financial statements, restructuring activities included a workforce reduction, the termination of certain products, facility changes, optimizing the global independent dealer network, exiting certain international markets, and discontinuing the sales and manufacturing operations in India. These actions resulted in restructuring expenses that included employee termination costs, contract termination costs and non-current asset adjustments. The Company’s liability for accrued restructuring expenses was $23.9 million as of December 31, 2020.
Auditing the Company’s restructuring expenses was complex due to the comprehensive scope of the different actions taken which required management to assess the timing of recognition of the costs associated with these actions. In addition, determining the classification and disclosure of restructuring expenses in the consolidated financial statement required the Company to maintain detailed record-keeping of the various restructuring activities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the restructuring process. These procedures included testing controls over authorization of the significant restructuring actions, management’s review and assessment of the accounting treatment and timing of recognition for significant actions, and the Company’s review of the presentation and disclosure of restructuring activities.
To test the restructuring costs and year-end restructuring liability, our audit procedures included, among others, gaining an understanding of approved restructuring actions and evaluating the accounting treatment and timing of recognition for significant actions. In addition, we tested the Company’s computation of restructuring expenses and year-end liability, reviewed a sample of contracts and settlement agreements, and tested cash payments made related to the restructuring actions. We also tested the presentation and disclosure of the restructuring expenses in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1982
Milwaukee, Wisconsin
February 23, 2021

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2020, 2019 and 2018
(In thousands, except per share amounts)

	2020	2019	2018
Revenue:
Motorcycles and Related Products	$3,264,054	$4,572,678	$4,968,646
Financial Services	790,323	789,111	748,229
	4,054,377	5,361,789	5,716,875
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,435,745	3,229,798	3,351,796
Financial Services interest expense	246,447	210,438	193,187
Financial Services provision for credit losses	181,870	134,536	106,870
Selling, administrative and engineering expense	1,050,627	1,199,056	1,258,098
Restructuring expense	130,009	32,353	93,401
	4,044,698	4,806,181	5,003,352
Operating income	9,679	555,608	713,523
Other (expense) income, net	(1,848)	16,514	3,039
Investment income	7,560	16,371	951
Interest expense	31,121	31,078	30,884
(Loss) income before income taxes	(15,730)	557,415	686,629
Income tax (benefit) provision	(17,028)	133,780	155,178
Net income	$1,298	$423,635	$531,451
Earnings per share:
Basic	$0.01	$2.70	$3.21
Diluted	$0.01	$2.68	$3.19
Cash dividends per share	$0.44	$1.50	$1.48
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Net income	$1,298	$423,635	$531,451
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33,224	8,795	(25,010)
Derivative financial instruments	(31,530)	(16,371)	20,009
Pension and postretirement benefit plans	51,838	100,311	(16,286)
	53,532	92,735	(21,287)
Comprehensive income	$54,830	$516,370	$510,164
The accompanying notes integral part to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In thousands)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,257,203	$833,868
Accounts receivable, net	143,082	259,334
Finance receivables, net of allowance of $72,632 and $43,006	1,509,539	2,272,522
Inventories, net	523,497	603,571
Restricted cash	131,642	64,554
Other current assets	280,470	168,974
	5,845,433	4,202,823
Finance receivables, net of allowance of $318,304 and $155,575	4,933,469	5,101,844
Property, plant and equipment, net	743,784	847,382
Pension and postretirement assets	95,711	56,014
Goodwill	65,976	64,160
Deferred income taxes	158,538	101,204
Lease assets	45,203	61,618
Other long-term assets	122,487	93,114
	$12,010,601	$10,528,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,904	$294,380
Accrued liabilities	557,214	582,288
Deposits	79,965	—
Short-term debt	1,014,274	571,995
Current portion of long-term debt, net	2,039,597	1,748,109
	3,981,954	3,196,772
Long-term debt, net	5,932,933	5,124,826
Lease liabilities	30,115	44,447
Pension and postretirement liabilities	114,206	128,651
Deferred income taxes	8,607	8,135
Other long-term liabilities	220,001	221,329
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock (Note 5)	1,685	1,828
Additional paid-in-capital	1,507,706	1,491,004
Retained earnings	1,284,823	2,193,997
Accumulated other comprehensive loss	(483,417)	(536,949)
Treasury stock, at cost (Note 5)	(588,012)	(1,345,881)
	1,722,785	1,803,999
	$12,010,601	$10,528,159

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2020 and 2019
(In thousands)

	2020	2019
Balances held by consolidated variable interest entities (Note 12)
Finance receivables, net - current	$530,882	$291,444
Other assets	$3,753	$2,420
Finance receivables, net - non-current	$1,889,472	$1,027,179
Restricted cash - current and non-current	$142,892	$63,812
Current portion of long-term debt, net	$608,987	$317,607
Long-term debt, net	$1,585,174	$937,212
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Net cash provided by operating activities (Note 6)	$1,177,890	$868,272	$1,205,921
Cash flows from investing activities:
Capital expenditures	(131,050)	(181,440)	(213,516)
Origination of finance receivables	(3,497,486)	(3,847,322)	(3,752,817)
Collections on finance receivables	3,540,289	3,499,717	3,325,669
Purchases of marketable securities	—	—	(10,007)
Sales and redemptions of marketable securities	—	10,007	—
Acquisition of business	—	(7,000)	—
Other investing activities	21,464	17,912	(11,598)
Net cash used by investing activities	(66,783)	(508,126)	(662,269)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,396,602	1,203,236	1,591,828
Repayments of medium-term notes	(1,400,000)	(1,350,000)	(877,488)
Proceeds from securitization debt	2,064,450	1,021,453	—
Repayments of securitization debt	(1,041,751)	(353,251)	(257,869)
Borrowings of asset-backed commercial paper	225,187	177,950	509,742
Repayments of asset-backed commercial paper	(318,828)	(318,006)	(212,729)
Net increase (decrease) in unsecured commercial paper	444,380	(563,453)	(135,356)
Deposits	79,947	—	—
Dividends paid	(68,087)	(237,221)	(245,810)
Repurchase of common stock	(8,006)	(296,520)	(390,606)
Issuance of common stock under share-based plans	89	3,589	3,525
Net cash provided (used) by financing activities	1,373,983	(712,223)	(14,763)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,712	(2,305)	(15,351)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,503,802	$(354,382)	$513,538

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$905,366	$1,259,748	$746,210
Net increase (decrease) in cash, cash equivalents and restricted cash	2,503,802	(354,382)	513,538
Cash, cash equivalents and restricted cash, end of period	$3,409,168	$905,366	$1,259,748

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$3,257,203	$833,868	$1,203,766
Restricted cash	131,642	64,554	49,275
Restricted cash included in Other long-term assets	20,323	6,944	6,707
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$3,409,168	$905,366	$1,259,748
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2020, 2019 and 2018
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2017	181,286,547	$1,813	$1,422,808	$1,607,570	$(500,049)	$(687,865)	$1,844,277
Net income	—	—	—	531,451	—	—	531,451
Other comprehensive loss, net of tax (Note 18)	—	—	—	—	(21,287)	—	(21,287)
Dividends ($1.48 per share)	—	—	—	(245,810)	—	—	(245,810)
Repurchase of common stock	—	—	—	—	—	(390,606)	(390,606)
Share-based compensation	644,678	6	36,812	—	—	13,082	49,900
Cumulative effect of change in accounting	—	—	—	6,024	—	—	6,024
Reclassification of certain tax effects	—	—	—	108,348	(108,348)	—	—
Balance, December 31, 2018	181,931,225	1,819	1,459,620	2,007,583	(629,684)	(1,065,389)	1,773,949
Net income	—	—	—	423,635	—	—	423,635
Other comprehensive income, net of tax (Note 18)	—	—	—	—	92,735	—	92,735
Dividends ($1.50 per share)	—	—	—	(237,221)	—	—	(237,221)
Repurchase of common stock	—	—	—	—	—	(296,520)	(296,520)
Share-based compensation	885,311	9	31,384	—	—	16,028	47,421
Balance, December 31, 2019	182,816,536	1,828	1,491,004	2,193,997	(536,949)	(1,345,881)	1,803,999
Net income	—	—	—	1,298	—	—	1,298
Other comprehensive income, net of tax (Note 18)	—	—	—	—	53,532	—	53,532
Dividends ($0.44 per share)	—	—	—	(68,087)	—	—	(68,087)
Repurchase of common stock	—	—	—	—	—	(8,006)	(8,006)
Share-based compensation	686,990	7	16,702	—	—	1,569	18,278
Retirement of treasury stock	(15,000,000)	(150)	—	(764,156)	—	764,306	—
Cumulative effect of change in accounting	—	—	—	(78,229)	—	—	(78,229)
Balance, December 31, 2020	168,503,526	$1,685	$1,507,706	$1,284,823	$(483,417)	$(588,012)	$1,722,785

The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries, all of which are wholly-owned (the Company), including the accounts of the group of companies referred to as Harley-Davidson Motor Company (HDMC) and Harley-Davidson Financial Services (HDFS). In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain/(loss) resulting from foreign currency remeasurements was $3.8 million, $18.0 million, and $(19.9) million for the years ended December 31, 2020, 2019 and 2018, respectively.
Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world, and it was recognized as a pandemic in March 2020. The COVID-19 pandemic has restricted the level of economic activity in the U.S. and around the world and the full extent of its impact is not yet known. The Company's financial results for the period ending December 31, 2020 reflect the impact of the COVID-19 pandemic, the most significant of which relates to the allowance for credit losses as discussed in Note 7.
Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Accounts Receivable, net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $3.7 million and $4.9 million as of December 31, 2020 and 2019, respectively. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed through HDFS by the purchasing independent dealers and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories totaling $221.9 million and $326.5 million at December 31, 2020 and 2019, respectively, are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
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

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2020 and 2019, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Research and Development Expenses – Expenditures for research activities relating to product development and improvements are charged against income as incurred and included within Selling, administrative and engineering expense on the Consolidated statements of operations. Research and development expenses were $202.4 million, $216.5 million and $191.6 million for 2020, 2019 and 2018, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During 2020, 2019 and 2018, the Company incurred $134.6 million, $171.4 million and $144.3 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of Motorcycles and Related Products cost of goods sold.
New Accounting Standards
Accounting Standards Recently Adopted
In July 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes how a company recognizes expected credit losses on financial instruments carried at amortized cost basis, by requiring recognition of the full lifetime expected credit losses upon initial recognition of the financial instrument. ASU 2016-13 replaced the incurred loss methodology. The Company adopted ASU 2016-13 on January 1, 2020 using a modified retrospective approach for financial instruments measured at amortized cost.

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
(a)Reported as Finance receivables, net on the Consolidated balance sheets, allocated between current and non-current
Financial Statement Comparability to Prior Periods – Beginning in 2020, under ASU 2016-13, the Company recognizes full lifetime expected credit losses upon initial recognition of the associated financial instrument carried at amortized cost basis. Under ASU 2016-13, changes in the allowance for credit losses and the impact on the provision for credit losses will be affected by the size and composition of the Company's finance receivables portfolios, economic conditions, reasonable and supportable forecasts, and other appropriate factors at each reporting period. Prior periods have not been restated and will continue to be reported in accordance with the previously applicable U.S. GAAP, which generally required that a credit loss be incurred before it was recognized. As such, prior periods will not be comparable to the current period. Additional information on the Company’s finance receivables is discussed further in Note 7.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplified the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill. Rather, the goodwill impairment is calculated by comparing the fair value of a reporting unit to its carrying value, and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. All reporting units apply the same impairment test under the new standard. The Company adopted ASU 2017-04 on January 1, 2020 on a prospective basis. The adoption of ASU 2017-04 did not have an effect on the Company's consolidated financial statements.
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
Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

2. Revenue
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue.
Disaggregated revenue by major source was as follows for the years ended December 31, (in thousands):

	2020	2019
Motorcycles and Related Products:
Motorcycles	$2,350,407	$3,538,269
Parts & Accessories	659,634	713,400
General Merchandise	186,068	237,566
Licensing	29,750	35,917
Other	38,195	47,526
	3,264,054	4,572,678
Financial Services:
Interest income	682,517	678,205
Other	107,806	110,906
	790,323	789,111
	$4,054,377	$5,361,789
Motorcycles and Related Products
Motorcycles, Parts & Accessories, and General Merchandise – Revenues from the sale of motorcycles, Parts & Accessories (P&A), and General Merchandise are recorded when control is transferred to the customer, generally at the time of shipment. The sale of products to independent dealers outside the U.S. and Canada is generally on open account with terms that approximate 30-120 days and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The sale of products to independent dealers in the U.S. and Canada is financed through HDFS and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
The Company offers sales incentive programs to independent dealers and retail customers designed to promote the sale of motorcycles, P&A, and General Merchandise. The Company estimates its variable consideration sold under its sales incentive programs using the expected value method. The Company accounts for consideration payable to a customer as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated.
The Company offers the right to return eligible P&A and General Merchandise. When the Company offers a right to return, it estimates returns based on an analysis of historical trends and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue.
Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were not material during 2020 and 2019.
Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.
The Company offers standard, limited warranties on its motorcycles and P&A. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.

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
Payment is typically due within thirty days of the end of each quarter for the royalties earned in that quarter. Revenue, in the form of sales-based royalties, is recognized when the licensees’ subsequent sales occur. The Company applies the practical expedient in ASC Topic 606, Revenue from Contracts with Customers, to recognize licensing revenues in the amount that the Company has the right to invoice because the royalties due each period correspond directly with the value of the Company’s performance to date. Revenue will be recognized over the remaining contract terms which range up to 2 years.
Other – Other revenue consists primarily of revenue from Harley Owners Group® (H.O.G.) membership sales, motorcycle rental commissions, museum admissions and events, and other miscellaneous products and services.
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
Contract Liabilities
The Company maintains certain deferred revenue balances related to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of H.O.G. memberships and extended service plan contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. Deferred revenue, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows as of December 31, (in thousands):

	2020	2019
Balance, beginning of period	$29,745	$29,055
Balance, end of period	36,614	29,745
Previously deferred revenue recognized as revenue in 2020 and 2019 was $19.7 million and $26.3 million, respectively. The Company expects to recognize approximately $15.4 million of the remaining unearned revenue in 2021 and $21.2 million thereafter.
3. Restructuring Activities
Expenses associated with the Company's restructuring activities are included in Restructuring expense on the Consolidated statements of operations.
2020 Restructuring Activities – In 2020, the Company initiated restructuring activities including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global independent dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. The workforce reduction resulted in the termination of approximately 500 employees. In addition, the India action will result in the termination of approximately 70 employees.

Restructuring expenses incurred related to the 2020 restructuring activities were $130.0 million, including $119.1 million in the Motorcycles segment and $10.9 million in the Financial Services segment. The Company expects remaining restructuring expenses related to the 2020 restructuring activities to be approximately $20 million, which is expected to be recognized in 2021 when the actions are completed. The total estimated restructuring activities of approximately $150 million includes approximately $139 million and $11 million expected to be in incurred in the Motorcycles and Financial Services segments, respectively. Total expected restructuring expenses under the 2020 restructuring activities include approximately $30 million related to employee termination benefits, $90 million related to contract termination and other costs and $30 million related to non-current asset adjustments, including accelerated depreciation and other adjustments to the carrying value of non-current assets.
Changes in accrued restructuring expenses for the 2020 restructuring activities, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows as of December 31, (in thousands):

	2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	28,913	70,894	30,202	130,009
Utilized – cash	(21,494)	(54,773)	—	(76,267)
Utilized – non cash	—	—	(30,202)	(30,202)
Foreign currency changes	305	75	—	380
Balance, end of period	$7,724	$16,196	$—	$23,920
2018 Restructuring Activities – In 2018, the Company initiated a plan to further improve its manufacturing operations and cost structure by commencing a multi-year manufacturing optimization plan which includes the consolidation of its motorcycle assembly plant in Kansas City, Missouri, into its plant in York, Pennsylvania, and the closure of its wheel operations in Adelaide, Australia (Manufacturing Optimization Plan). The consolidation of operations resulted in the elimination of approximately 800 jobs at the Kansas City facility and the addition of approximately 450 jobs at the York facility through 2019. The Adelaide facility closure resulted in the elimination of approximately 90 jobs. Through December 31, 2019 the Motorcycles segment incurred cumulative restructuring expenses of $122.2 million and other costs related to temporary inefficiencies of $23.2 million under the Manufacturing Optimization Plan. The Manufacturing Optimization Plan was completed in 2019.
In 2018, the Company initiated a reorganization of its workforce (Reorganization Plan), which was completed in 2019. As a result, approximately 70 employees left the Company on an involuntary basis.
Restructuring expenses for the 2018 Restructuring Activities were limited to the Motorcycles segment and were recorded during 2019 and 2018. Changes in accrued restructuring expenses for the 2018 restructuring activities, which are included in Accrued liabilities on the Consolidated balance sheets during 2019 and 2018 were as follows (in thousands). The changes in accrued restructuring expenses during 2020 related to the 2018 restructuring activities were immaterial.

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
4. Income Taxes
Income tax (benefit) provision for the years ended December 31, consists of the following (in thousands):

	2020	2019	2018
Current:
Federal	$4,877	$82,484	$136,202
State	2,614	6,421	23,134
Foreign	19,560	23,328	29,823
	27,051	112,233	189,159
Deferred:
Federal	(30,779)	18,760	(23,181)
State	(11,579)	402	(6,787)
Foreign	(1,721)	2,385	(4,013)
	(44,079)	21,547	(33,981)
	$(17,028)	$133,780	$155,178
The components of (Loss) income before income taxes for the years ended December 31, were as follows (in thousands):

	2020	2019	2018
Domestic	$(81,522)	$465,798	$593,099
Foreign	65,792	91,617	93,530
	$(15,730)	$557,415	$686,629

Income tax (benefit) provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the years ended December 31, due to the following items (in thousands):

	2020	2019	2018
(Benefit) provision at statutory rate	$(3,303)	$117,057	$144,192
State taxes, net of federal benefit	822	14,165	18,086
Foreign rate differential	60	1,665	2,712
Foreign derived intangible income	—	(3,108)	(8,400)
Research and development credit	(8,442)	(8,200)	(7,400)
Unrecognized tax benefits including interest and penalties	(8,567)	289	(4,121)
Valuation allowance adjustments	9,675	8,070	908
State credits	(13,106)	(4,704)	—
Deferred tax balance remeasurement for rate change	—	—	(8,098)
Territorial tax	—	—	9,556
Global intangible low-taxed income	1,480	1,113	2,437
Adjustments for previously accrued taxes	(4,951)	(1,755)	(7,196)
Rate differential on intercompany transfers	—	—	6,013
Executive compensation limitation	2,543	2,620	3,171
Other foreign inclusions	4,415	4,202	1,787
Other	2,346	2,366	1,531
Income tax (benefit) provision	$(17,028)	$133,780	$155,178
The 2017 Tax Cuts and Jobs Act subjects U.S. shareholders to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which a company can elect to either recognize deferred taxes or to provide tax expense in the year incurred. The Company has elected to account for GILTI in the year the tax is incurred.
The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2020	2019
Deferred income tax assets:
Accruals not yet tax deductible	$142,100	$95,746
Pension and postretirement healthcare plan obligations	6,499	17,685
Stock compensation	9,619	11,867
Net operating loss and credit carryforwards	55,857	45,279
Valuation allowance	(38,072)	(29,024)
Other	78,051	64,833
	254,054	206,386
Deferred income tax liabilities:
Depreciation, tax in excess of book	(74,579)	(83,477)
Other	(29,544)	(29,840)
	(104,123)	(113,317)
	$149,931	$93,069
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

The Company's gross state operating loss carryforwards were as follows at December 31, (in thousands):

Year of Expiration	2020
2031	$252,142
2033	49
2034	2,455
2035	7,800
2038	3,992
2039	11,710
2040	29,836
Indefinite	9,449
$317,433
The Company also had Wisconsin research and development credit carryforwards of $33.8 million at December 31, 2020, expiring in 2024-2035.
At December 31, 2020, the Company had a deferred tax asset of $45.9 million related to its state operating loss and Wisconsin research and development credit carryforwards and a deferred tax asset of $10.0 million related to foreign net operating losses.
The Company's valuation allowance was $38.1 million at December 31, 2020 and included $17.7 million related to state operating loss and Wisconsin research and development credit carryforwards, $6.5 million related to foreign net operating losses and $13.9 million related to other deferred tax assets. The increase in the valuation allowance from prior year included $8.0 million related to state operating loss and Wisconsin research and development credit carryforwards and $1.0 million related to foreign net operating losses.
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax (benefit) provision. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2020	2019
Unrecognized tax benefits, beginning of period	$60,112	$61,411
Increase in unrecognized tax benefits for tax positions taken in a prior period	1,649	1,067
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(12,560)	(5,608)
Increase in unrecognized tax benefits for tax positions taken in the current period	3,092	4,576
Statute lapses	—	(325)
Settlements with taxing authorities	(1,696)	(1,009)
Unrecognized tax benefits, end of period	$50,597	$60,112
The amount of unrecognized tax benefits as of December 31, 2020 and 2019 that, if recognized, would affect the effective tax rate was $43.8 million and $53.1 million, respectively.
The total gross amount of benefit related to interest and penalties associated with unrecognized tax benefits recognized during 2020, 2019 and 2018 in the Consolidated statements of operations was $2.1 million, $0.1 million and $3.2 million, respectively.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2020 and 2019 in the Consolidated balance sheets was $25.5 million and $27.6 million, respectively.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2021. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2016 or for U.S. federal income taxes before 2017.

5. Capital Stock and Earnings Per Share
Capital Stock – The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding. The Company's common stock has a par value of $0.01 per share. During 2020, the Company retired 15.0 million shares of its treasury stock. Share information regarding the Company's common stock at December 31, was as follows:

	2020	2019
Common stock shares:
Authorized	800,000,000	800,000,000
Issued	168,503,526	182,816,536
Outstanding	152,930,740	152,468,442

Treasury stock shares	15,572,786	30,348,094
There were no discretionary share repurchases during the year ended December 31, 2020. Discretionary share repurchases during the years ended December 31, 2019 and 2018 were $286.7 million or 8.2 million shares and $382.0 million or 9.2 million shares, respectively. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units (RSUs) were $8.0 million or 0.3 million shares, $9.8 million or 0.3 million shares, and $8.6 million or 0.2 million shares during the years ended December 31, 2020, 2019 and 2018, respectively, discussed further in Note 17.
The Company paid cash dividends of $0.44, $1.50, and $1.48 per share during the years ended December 31, 2020, 2019, and 2018, respectively.
Earnings Per Share – The computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands except per share amounts):

	2020	2019	2018
Net income	$1,298	$423,635	$531,451

Basic weighted-average shares outstanding	153,186	157,054	165,672
Effect of dilutive securities – employee stock compensation plan	722	750	832
Diluted weighted-average shares outstanding	153,908	157,804	166,504
Earnings per share:
Basic	$0.01	$2.70	$3.21
Diluted	$0.01	$2.68	$3.19
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.4 million, 1.1 million and 1.1 million shares during 2020, 2019 and 2018, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in marketable securities consisted of the following at December 31, (in thousands):

	2020	2019
Mutual funds	$52,061	$52,575
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.

Inventories, net consisted of the following as of December 31, (in thousands):

	2020	2019
Raw materials and work in process	$211,979	$235,433
Motorcycle finished goods	281,132	280,306
Parts & Accessories and General Merchandise	84,469	144,258
Inventory at lower of FIFO cost or net realizable value	577,580	659,997
Excess of FIFO over LIFO cost	(54,083)	(56,426)
	$523,497	$603,571
Inventory obsolescence reserves deducted from FIFO cost were $72.0 million and $49.3 million as of December 31, 2020 and 2019, respectively.
Property, plant and equipment, net consisted of the following as of December 31, (in thousands):

	2020	2019
Land and related improvements	$69,518	$75,798
Buildings and related improvements	428,171	507,178
Machinery and equipment	1,577,337	1,609,582
Software	759,675	750,978
Construction in progress	188,823	148,805
	3,023,524	3,092,341
Accumulated depreciation	(2,279,740)	(2,244,959)
	$743,784	$847,382
Software, net of accumulated amortization, included in Property, plant and equipment, net, was $100.7 million and $138.9 million as of December 31, 2020 and 2019, respectively.
Accrued liabilities consisted of the following as of December 31, (in thousands):

	2020	2019
Payroll, employee benefits and related expenses	$107,511	$113,621
Sales incentive programs	52,820	73,354
Warranty and recalls	44,415	57,068
Accrued interest	65,590	49,213
Tax-related accruals	24,238	29,871
Leases	17,081	19,013
Fair value of derivative financial instruments	25,521	13,934
Restructuring	23,920	867
Other	196,118	225,347
	$557,214	$582,288
Deposits – During 2020, HDFS began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. At December 31, 2020, the Company had $80.0 million, net of fees, of short-term interest-bearing brokered certificates of deposit outstanding. Each separate brokered certificate of deposit is issued under a master certificate and, as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities for the years ended December 31, was as follows (in thousands):

	2020	2019	2018
Cash flows from operating activities:
Net income	$1,298	$423,635	$531,451
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	185,715	232,537	264,863
Amortization of deferred loan origination costs	71,142	76,326	81,315
Amortization of financing origination fees	14,435	9,823	8,367
Provision for long-term employee benefits	40,833	13,344	36,481
Employee benefit plan contributions and payments	(20,722)	(13,256)	(10,544)
Stock compensation expense	23,494	33,733	35,539
Net change in wholesale finance receivables related to sales	531,701	(5,822)	(56,538)
Provision for credit losses	181,870	134,536	106,870
Deferred income taxes	(44,079)	21,547	(33,981)
Other, net	13,826	298	37,554
Changes in current assets and liabilities:
Accounts receivable, net	127,657	44,902	9,143
Finance receivables – accrued interest and other	7,418	(11,119)	773
Inventories, net	80,858	(47,576)	(31,059)
Accounts payable and accrued liabilities	(43,087)	(18,462)	196,192
Derivative financial instruments	(3,481)	1,936	473
Other	9,012	(28,110)	29,022
	1,176,592	444,637	674,470
Net cash provided by operating activities	$1,177,890	$868,272	$1,205,921
Cash paid during the years ended December 31, for interest and income taxes was as follows (in thousands):

	2020	2019	2018
Interest	$245,961	$229,678	$207,484
Income taxes	$30,675	$149,828	$149,436
Interest paid represents interest payments of HDFS and interest payments of the Company, included in Financial Services interest expense and Interest expense on the Consolidated statements of operations.
7. Finance Receivables
Finance receivables include both retail and wholesale finance receivables, including amounts held by consolidated VIEs. Finance receivables are recorded in the financial statements at amortized cost net of an allowance for credit losses.
The Company provides retail financial services to customers of its independent dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts and are primarily related to independent dealer sales of motorcycles to retail customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2020 and 2019, approximately 11% of gross outstanding retail finance receivables were originated in Texas; there were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
The Company offers wholesale financing to its independent dealers in the U.S. and Canada. Wholesale finance receivables are related primarily to the Company's sale of motorcycles and related parts and accessories to dealers. Wholesale loans to dealers are generally secured by financed inventory or property.

Finance receivables, net at December 31, were as follows (in thousands):

	2020	2019	2018	2017	2016
Retail finance receivables:
United States	$6,128,269	$6,180,236	$6,103,378	$5,901,002	$5,769,410
Canada	215,926	236,192	224,823	239,598	212,801
	6,344,195	6,416,428	6,328,201	6,140,600	5,982,211
Wholesale finance receivables:
United States	459,495	1,067,880	1,007,956	939,621	961,150
Canada	30,254	88,639	75,659	77,336	65,440
	489,749	1,156,519	1,083,615	1,016,957	1,026,590
	6,833,944	7,572,947	7,411,816	7,157,557	7,008,801
Allowance for credit losses	(390,936)	(198,581)	(189,885)	(192,471)	(173,343)
	$6,443,008	$7,374,366	$7,221,931	$6,965,086	$6,835,458
Approved but unfunded retail finance loans totaled $134.9 million and $160.4 million at December 31, 2020 and 2019, respectively. Unused lines of credit extended to the Company's wholesale finance customers totaled $1.64 billion and $1.14 billion at December 31, 2020 and 2019, respectively.
Wholesale finance receivables are generally contractually due within one year. As of December 31, 2020, contractual maturities of total finance receivables were as follows (in thousands):

	United States	Canada	Total
2021	$1,505,981	$76,190	$1,582,171
2022	1,194,078	49,038	1,243,116
2023	1,340,552	53,037	1,393,589
2024	1,465,470	57,515	1,522,985
2025	1,001,327	10,400	1,011,727
Thereafter	80,356	—	80,356
	$6,587,764	$246,180	$6,833,944
On January 1, 2020, the Company adopted ASU 2016-13, which requires an entity to recognize expected lifetime losses on finance receivables upon origination. The allowance for credit losses as of December 31, 2020 represents the Company’s estimate of lifetime losses for its finance receivables. Prior to the adoption of ASU 2016-13, the Company maintained an allowance for credit losses based on the Company’s estimate of probable losses inherent in its finance receivables as of the balance sheet date.
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. As part of the January 1, 2020 adoption of ASU 2016-13, the Company expected to be operating in a negative economic environment throughout 2020, and the Company had incorporated the potential for a recession in 2020 into its economic forecast. However, as a result of the COVID-19 pandemic, the Company’s outlook on future economic conditions worsened throughout the year and significant uncertainty surrounding future economic outcomes remains. As such, the Company’s economic outlook at the end of 2020 included a heavy emphasis on pessimistic economic trend assumptions as the COVID-19 pandemic continues to restrain the U.S. economy. Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance balance. These factors include motorcycle recovery value considerations, delinquency adjustments and specific problem loan trends.
Due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company in either portfolio could differ from the amounts estimated. Further, the Company’s allowance for credit losses incorporates known conditions at the balance sheet date and management’s expectations surrounding the economic forecasts. The Company will continue to monitor future economic trends and conditions. Expectations surrounding the Company's economic forecasts may change in future periods as additional information becomes available.
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31, were as follows (in thousands):

	2020
	Retail	Wholesale	Total
Balance, beginning of period	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	95,558	5,046	100,604
Provision for credit losses	175,225	6,645	181,870
Charge-offs	(137,371)	(2,573)	(139,944)
Recoveries	49,825	—	49,825
Balance, end of period	$371,738	$19,198	$390,936

	2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	132,243	2,293	134,536
Charge-offs	(173,358)	—	(173,358)
Recoveries	47,518	—	47,518
Balance, end of period	$188,501	$10,080	$198,581

	2018
	Retail	Wholesale	Total
Balance, beginning of period	$186,254	$6,217	$192,471
Provision for credit losses	105,292	1,578	106,870
Charge-offs	(154,433)	(8)	(154,441)
Recoveries	44,985	—	44,985
Balance, end of period	$182,098	$7,787	$189,885
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator, at December 31, 2020, was as follows (in thousands):

	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$822,631	$575,977	$355,529	$165,436	$71,360	$29,181	$2,020,114
Prime	1,133,637	794,058	508,713	293,358	156,688	77,046	2,963,500
Sub-prime	435,875	295,403	177,598	111,163	72,556	52,060	1,144,655
	2,392,143	1,665,438	1,041,840	569,957	300,604	158,287	6,128,269
Canadian Retail:
Super prime	53,465	48,692	28,581	13,818	5,018	2,011	151,585
Prime	18,568	14,257	10,269	6,727	3,198	2,025	55,044
Sub-prime	3,172	2,498	1,560	1,095	607	365	9,297
	75,205	65,447	40,410	21,640	8,823	4,401	215,926
	$2,467,348	$1,730,885	$1,082,250	$591,597	$309,427	$162,688	$6,344,195
Prior to the adoption of ASU 2016-13, retail loans with a FICO score of 640 or above at origination were generally considered prime, and loans with a FICO score below 640 were generally considered sub-prime. These credit quality indicators were determined at the time of loan origination and were not updated subsequent to the loan origination date. The recorded investment in retail finance receivables, by credit quality indicator at December 31, was as follows (in thousands):

2019
Prime	$5,278,093
Sub-prime	1,138,335
$6,416,428

The Company's credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. The Company utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and individually evaluates credit risk factors for each borrower. The Company uses the following internal credit quality indicators, based on an internal risk rating system, listed from highest level of risk to lowest level of risk for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon the Company’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. Additionally, the Company classifies dealers identified as those in which foreclosure is probable as Non-Performing. The internal rating system considers factors such as the specific borrower's ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.
The amortized cost of wholesale financial receivables, by vintage and credit quality indicator, was as follows as of December 31, 2020 (in thousands):

	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	658	365	31	—	—	—	1,054
Medium Risk	1,925	242	—	—	—	—	2,167
Low Risk	388,568	71,441	13,412	7,887	2,297	2,923	486,528
	$391,151	$72,048	$13,443	$7,887	$2,297	$2,923	$489,749
Dealer risk rating categories prior to the adoption of ASU 2016-13 were consistent with the current risk rating categories with the exception of the Non-Performing category for dealers identified as those in which foreclosure is probable, which was established in connection with the January 1, 2020 adoption. The recorded investment in wholesale finance receivables, by internal credit quality indicator at December 31, was as follows (in thousands):

2019
Doubtful	$11,664
Substandard	6,122
Special Mention	16,125
Medium Risk	16,800
Low Risk	1,105,808
$1,156,519
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $19.1 million of accrued interest against interest income during the year ended December 31, 2020. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under ASU 2016-13 to exclude accrued interest from its allowance for credit losses. Accordingly, as of December 31, 2020 and 2019, all retail finance receivables were accounted for as interest-earning receivables, of which $33.1 million and $48.0 million, respectively, were 90 days or more past due.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. The Company reversed $0.4 million of accrued interest related to the charge-off of Non-Performing dealer loans during the year ended December 31, 2020. There were no dealers on non-accrual status at December 31, 2020. The recorded investment of non-accrual status wholesale finance receivables at December 31, 2019 was $5.0 million, and of this, $2.6 million were 90 days or more past due.
The aging analysis of finance receivables at December 31, was as follows (in thousands):

	2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,164,369	$106,818	$39,933	$33,075	$179,826	$6,344,195
Wholesale financial receivables	489,556	166	23	4	193	489,749
	$6,653,925	$106,984	$39,956	$33,079	$180,019	$6,833,944

	2019
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,171,930	$142,479	$53,995	$48,024	$244,498	$6,416,428
Wholesale financial receivables	1,152,416	1,145	384	2,574	4,103	1,156,519
	$7,324,346	$143,624	$54,379	$50,598	$248,601	$7,572,947
The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31, for the past five years was as follows (in thousands):

	2020	2019	2018	2017	2016
United States	$32,599	$47,138	$41,285	$39,051	$39,399
Canada	480	888	1,051	1,025	1,326
	$33,079	$48,026	$42,336	$40,076	$40,725
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
The allowance for credit losses and finance receivables by portfolio, segregated by those amounts that were individually evaluated for impairment and those that were collectively evaluated for impairment, at December 31, was as follows (in thousands):

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

Additional information related to the wholesale finance receivables that were individually deemed to be impaired under ASC Topic 310, Receivables at December 31, 2019 included (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Wholesale:
No related allowance recorded	$—	$—	$—	$—	$—
Related allowance recorded	4,994	4,601	2,100	4,976	—
	$4,994	$4,601	$2,100	$4,976	$—
Retail finance receivables were not evaluated individually for impairment prior to charge-off at December 31, 2019.
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of December 31, 2020 and December 31, 2019. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. During the second quarter and into the first part of the third quarter of 2020, the Company offered an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. Through the remainder of 2020, the volume of payment extensions on eligible retail loans declined but has not yet returned to pre-COVID-19 pandemic levels. The Company continues to grant payment extensions to customers in accordance with its policies.
8. Goodwill and Intangible Assets
On March 4, 2019, the Company purchased certain assets and liabilities of StaCyc, Inc. for total consideration of $14.9 million including cash paid at acquisition of $7.0 million. The primary assets acquired and included in the Motorcycles segment were goodwill of $9.5 million, which was tax deductible, and intangible assets of $5.3 million.
Changes in the carrying amount of goodwill in the Motorcycles segment for the years ended December 31, was as follows (in thousands):

	2020	2019	2018
Balance, beginning of period	$64,160	$55,048	$55,947
Acquisitions	—	9,520	—
Currency translation	1,816	(408)	(899)
Balance, end of period	$65,976	$64,160	$55,048
Intangible assets, excluding goodwill, included in the Motorcycles segment consist primarily of customer relationships and trademarks with useful lives ranging from 5 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets are recorded in Other long-term assets on the Consolidated balance sheets. The gross carrying amounts at December 31, 2020 and 2019 differ from the acquisition date amounts due to changes in foreign currency exchange rates. Intangible assets at December 31, were as follows (in thousands):

	2020	2019	2018
Gross carrying amount	$12,979	$12,837	$7,234
Accumulated amortization	(3,350)	(2,240)	(1,236)
	$9,629	$10,597	$5,998

Amortization of intangible assets, excluding goodwill, recorded in Selling, administrative and engineering expense on the Consolidated statements of operations was $1.1 million, $0.9 million and $0.4 million for 2020, 2019 and 2018, respectively. Future amortization of the Company's intangible assets as of December 31, 2020 is as follows (in thousands):

2021	$1,072
2022	1,072
2023	1,072
2024	830
2025	750
Thereafter	4,833
$9,629
The Financial Services segment had no goodwill or intangible assets at December 31, 2020 and 2019.
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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Indian rupee, Singapore dollar, Thai baht, and Pound sterling. The Company's foreign currency exchange contracts generally have maturities of less than one year.
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

The notional and fair values of the Company's derivative financial instruments under ASC Topic 815, at December 31, were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	2020			2019
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$533,925	$11	$21,927	$434,321	$3,505	$3,661
Commodity contracts	671	—	52	616	—	80
Cross-currency swaps	1,367,460	138,622	—	660,780	8,326	—
Interest rate swaps	450,000	—	3,086	900,000	—	9,181
	$2,352,056	$138,633	$25,065	$1,995,717	$11,831	$12,922
	Derivative Financial Instruments Not Designated as Hedging Instruments
	2020			2019
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$245,494	$737	$435	$220,139	$721	$865
Commodity contracts	6,806	849	21	8,270	95	147
Interest rate caps	978,058	47	—	375,980	2	—
	$1,230,358	$1,633	$456	$604,389	$818	$1,012
 The amount of gains and losses related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Gain/(Loss) Recognized in OCI			Gain/(Loss) Reclassified from AOCL into Income
	2020	2019	2018	2020	2019	2018
Foreign currency contracts	$(14,507)	$8,235	$41,657	$9,859	$21,433	$11,492
Commodity contracts	(160)	(103)	34	(189)	(70)	24
Cross-currency swaps	130,297	8,326	—	153,472	12,156	—
Treasury rate lock contracts	—	—	41	(492)	(492)	(498)
Interest rate swaps	(8,449)	(9,981)	(6,046)	(14,543)	(5,295)	(1,552)
	$107,181	$6,477	$35,686	$148,107	$27,732	$9,466

The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,435,745	$1,050,627	$31,121	$246,447

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$9,859	$—	$—	$—
Commodity contracts	$(189)	$—	$—	$—
Cross-currency swaps	$—	$153,472	$—	$—
Treasury rate lock contracts	$—	$—	$(362)	$(130)
Interest rate swaps	$—	$—	$—	$(14,543)
	2019
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,229,798	$1,199,056	$31,078	$210,438

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$21,433	$—	$—	$—
Commodity contracts	$(70)	$—	$—	$—
Cross-currency swaps	$—	$12,156	$—	$—
Treasury rate lock contracts	$—	$—	$(362)	$(130)
Interest rate swaps	$—	$—	$—	$(5,295)
	2018
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,351,796	$1,258,098	$30,884	$193,187

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$11,492	$—	$—	$—
Commodity contracts	$24	$—	$—	$—
Treasury rate lock contracts	$—	$—	$(362)	$(136)
Interest rate swaps	$—	$—	$—	$(1,552)
 The amount of net loss included in Accumulated other comprehensive loss (AOCL) at December 31, 2020, estimated to be reclassified into income over the next 12 months was $32.9 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments as of December 31, were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles and Related Products cost of goods sold and the interest rate caps were recorded in Financial Services interest expense.

	Amount of Gain/(Loss) Recognized in Income
	2020	2019	2018
Foreign currency contracts	$(205)	$191	$—
Commodity contracts	(148)	17	(430)
Interest rate caps	(532)	(143)	—
	$(885)	$65	$(430)

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
ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The ROU asset also includes prepaid lease payments and initial direct costs and is reduced for lease incentives paid by the lessor. The discount rate used to determine the present value is generally the Company's incremental borrowing rate because the implicit rate in the lease is not readily determinable. The lease term used to calculate the ROU asset and lease liabilities includes periods covered by options to extend or terminate when the Company is reasonably certain the lease term will include these optional periods.
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
The Company has operating lease arrangements for sales and administrative offices, manufacturing and distribution facilities, product testing facilities, equipment and vehicles. The Company’s leases have remaining lease terms ranging from 1 to 11 years, some of which include options to extend the lease term for periods generally not greater than 5 years and some of which include options to terminate the leases within 1 year. Certain leases also include options to purchase the leased asset. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense for the years ended December 31, 2020 and 2019 was $26.7 million and $27.4 million, respectively. This includes variable lease costs related to leases involving assets operated by a third-party of approximately $5.6 million and $6.5 million for the years ended December 31, 2020 and 2019, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2020	2019
Lease assets	$45,203	$61,618

Accrued liabilities	$17,081	$19,013
Lease liabilities	30,115	44,447
	$47,196	$63,460

Future maturities of the Company's operating lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$18,160
2022	13,573
2023	5,462
2024	3,518
2025	5,787
Thereafter	3,592
Future lease payments	50,092
Present value discount	(2,896)
Lease liabilities	$47,196
Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2020	2019
Cash outflows for amounts included in the measurement of lease liabilities	$20,533	$21,491
Right-of-use assets obtained in exchange for lease obligations, net of modifications	$1,833	$21,579
Weighted-average remaining lease term (in years)	3.78	4.68
Weighted-average discount rate	3.1%	2.1%

11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following at December 31, (in thousands):

	2020	2019
Unsecured commercial paper	$1,014,274	$571,995
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following at December 31, (in thousands):

	2020	2019
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$116,678	$114,693
Asset-backed U.S. commercial paper conduit facilities	402,205	490,427
Asset-backed securitization debt	1,800,393	766,965
Unamortized discounts and debt issuance costs	(8,437)	(2,573)
	2,310,839	1,369,512

		2020	2019
Unsecured notes (at par value):
Medium-term notes:
Due in 2020, issued February 2015	2.15%	—	600,000
Due in 2020, issued May 2018	LIBOR + 0.50%	—	450,000
Due in 2020, issued March 2017	2.40%	—	350,000
Due in 2021, issued January 2016	2.85%	600,000	600,000
Due in 2021, issued in November 2018	LIBOR + 0.94%	450,000	450,000
Due in 2021, issued May 2018	3.55%	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	797,206	—
Due in 2024, issued November 2019(b)	3.14%	735,882	672,936
Due in 2025, issued June 2020	3.35%	700,000	—
Unamortized discounts and debt issuance costs		(15,374)	(12,809)
		4,917,714	4,760,127
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000
Unamortized discounts and debt issuance costs		(6,023)	(6,704)
		743,977	743,296
		5,661,691	5,503,423
Long-term debt		7,972,530	6,872,935
Current portion of long-term debt, net		(2,039,597)	(1,748,109)
Long-term debt, net		$5,932,933	$5,124,826
(a)Euro denominated €650.0 million par value remeasured to U.S. dollar at December 31, 2020
(b)Euro denominated €600.0 million par value remeasured to U.S. dollar at December 31, 2020 and 2019, respectively
The Company’s future principal payments on debt obligations as of December 31, 2020 were as follows (in thousands):

2021	$3,063,227
2022	1,655,414
2023	1,793,635
2024	1,054,362
2025	700,000
Thereafter	750,000
$9,016,638
Unsecured Commercial Paper – Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 1.34% and 1.94% at December 31, 2020 and 2019, respectively.
Credit Facilities – In April 2020, the Company entered into a $707.5 million five-year credit facility to replace the $765.0 million five-year credit facility that was due to mature in April 2021. The new five-year credit facility matures in April 2025. The Company also amended the $780.0 million five-year credit facility to $707.5 million with no change to the maturity date of April 2023. The Company also had a $195.0 million 364-day credit facility which was due to mature in May 2020. In April 2020, the Company extended the maturity date of this credit facility to August 2020; however, this facility was terminated on May 18, 2020. At the time of termination, there were no outstanding borrowings under this 364-day credit facility. On June 1, 2020, the Company entered into a new $350.0 million 364-day credit facility, and on June 4, 2020, the Company borrowed $150.0 million under this facility. On December 9, 2020, the Company amended this facility to allow for the early repayment of the $150.0 million borrowing, which was repaid in full on this date, along with the related interest. The five-year credit facilities (together, the Global Credit Facilities), as well as the $350.0 million 364-day credit facility, bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities and the $350.0 million 364-day credit facility also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Notes – The fixed-rate U.S. dollar-denominated unsecured notes provide for semi-annual interest payments, the fixed-rate foreign currency-dominated unsecured notes provide for annual interest payments, and the floating-rate unsecured notes provide for quarterly interest payments. Principal on the unsecured notes is due at maturity.
During February, May, and June of 2020, $600.0 million of 2.15%, $450.0 million of floating rate, and $350.0 million 2.40% medium-term notes matured, respectively, and the principal and accrued interest were paid in full. During January, March, and September of 2019, $600.0 million of 2.25%, $150.0 million of floating-rate, and $600.0 million of 2.40% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
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
At December 31, 2020 and 2019, HDFS and the Company remained in compliance with all of the then existing covenants.
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
If the Company meets all three of the sale criteria above, the transaction is recorded as a sale for accounting purposes and is referred to as an off-balance sheet asset-backed financing. Upon sale, the retail motorcycle finance receivables are removed from the Company’s Consolidated balance sheets and a gain or loss is recognized for the difference between the cash proceeds received, the assets derecognized, and the liabilities recognized as part of the transaction. The gain or loss on sale is included in Financial Services revenue in the Consolidated statements of operations.
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets at December 31, were as follows (in thousands):

	2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,129,372	$(124,627)	$116,268	$2,622	$2,123,635	$1,791,956
Asset-backed U.S. commercial paper conduit facility	441,402	(25,793)	26,624	1,131	443,364	402,205
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	133,976	(6,508)	9,073	126	136,667	116,678
	$2,704,750	$(156,928)	$151,965	$3,879	$2,703,666	$2,310,839
	2019
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$826,047	$(24,935)	$36,037	$778	$837,927	$764,392
Asset-backed U.S. commercial paper conduit facilities	533,587	(16,076)	27,775	1,642	546,928	490,427
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	132,279	(2,786)	7,686	296	137,475	114,693
	$1,491,913	$(43,797)	$71,498	$2,716	$1,522,330	$1,369,512
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2022 to 2028.
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
In 2020, the Company transferred $2.42 billion of U.S. retail motorcycle finance receivables to four separate SPEs which, in turn, issued $2.08 billion, or $2.06 billion net of discounts and issuance costs, of secured notes through four separate on-balance sheet asset-backed securitization transactions. In 2019, the Company transferred $1.12 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.03 billion, or $1.02 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions.

At December 31, 2020, the Consolidated balance sheets included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date at Date of Issuance
May 2020	$750,178	3.38%	April 2028
May 2020	$500,000	2.37%	October 2021 - October 2028
April 2020	$300,000	3.30%	November 2027
January 2020	$525,000	1.83%	February 2021 - April 2027
June 2019	$525,000	2.37%	July 2020 - November 2026
May 2019	$500,000	3.05%	July 2026
There were no secured notes included in the Consolidated balance sheets at December 31, 2019 that were repaid in full during 2020. For the years ended December 31, 2020 and 2019, interest expense on the secured notes was $42.1 million and $13.3 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding on-balance sheet asset-backed securitization transactions was 2.39% and 2.36% at December 31, 2020 and 2019, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – Until November 25, 2020, the Company had two separate agreements with third-party bank-sponsored asset-backed U.S. commercial paper conduits, a $300.0 million revolving facility agreement and a $600.0 million revolving facility agreement (together, the Former U.S. Conduit Facilities). On November 25, 2020, the Company amended each revolving facility agreement by consolidating the two agreements into one $900.0 million revolving facility agreement with third-party bank-sponsored asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party bank-sponsored asset-backed U.S. commercial paper conduits. In addition to the $900.0 million aggregate commitment, the agreement allows for additional borrowings, at the lender’s discretion, of up to $300.0 million. Availability under the $900.0 million revolving facility (the U.S. Conduit Facility) is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2020, the U.S. Conduit Facility has an expiration date of November 19, 2021.
The Company is the primary beneficiary of its U.S. Conduit Facility VIE because it retains servicing rights and a residual interest in the VIE in the form of a debt security. As the servicer, the Company is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As a residual interest holder, the Company has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
In 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities. In 2019, the Company transferred $174.4 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $154.6 million of debt under the Former U.S. Conduit Facilities.
For the year ended December 31, 2020 interest expense under the Former U.S. Conduit Facilities and U.S. Conduit Facility was a total of $8.9 million. For the year ended December 31, 2019 interest expense under the Former U.S. Conduit Facilities was $18.5 million. The interest expense is included in Financial Services interest expense. The weighted average interest rate of the outstanding U.S. Conduit Facility was 1.61% at December 31, 2020. The weighted average interest rate of the outstanding Former U.S. Conduit Facilities was 2.63% at December 31, 2019.

On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2020, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2020, the Canadian Conduit has an expiration date of June 25, 2021.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, is $20.0 million at December 31, 2020. The maximum exposure is not an indication of the Company's expected loss exposure.
In 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million. In 2019, the Company transferred $28.2 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $23.4 million.
For the years ended December 31, 2020 and 2019, interest expense on the Canadian Conduit was $2.9 million and $3.6 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 2.13% and 2.68% at December 31, 2020 and 2019, respectively.
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the years ended December 31, 2020, 2019 and 2018. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. The gain on sale was included in Financial Services revenue on the Consolidated statements of operations. In April 2020, the Company repurchased the finance receivables associated with this off-balance sheet asset-backed securitization VIE for $27.4 million.
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
Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated statements of operations. The fees the Company is paid for servicing represent adequate compensation and, consequently, the Company does not recognize a servicing asset or liability. The Company recognized servicing fee income of $0.1 million and $0.6 million for the years ended December 31, 2020 and December 31, 2019, respectively.
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company at December 31, was as follows (in thousands):

	2020	2019
On-balance sheet retail motorcycle finance receivables	$6,187,300	$6,274,551
Off-balance sheet retail motorcycle finance receivables	—	35,197
	$6,187,300	$6,309,748
The unpaid principal balance of retail motorcycle finance receivables serviced by the Company 30 days or more delinquent at December 31, was as follows (in thousands):

	2020	2019
On-balance sheet retail motorcycle finance receivables	$176,733	$244,498
Off-balance sheet retail motorcycle finance receivables	—	885
	$176,733	$245,383
Credit losses, net of recoveries for the retail motorcycle finance receivables serviced by the Company, for the years ended December 31, were as follows (in thousands):

	2020	2019
On-balance sheet retail motorcycle finance receivables	$87,546	$125,840
Off-balance sheet retail motorcycle finance receivables	13	458
	$87,559	$126,298

13. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Foreign currency contracts, commodity contracts, and cross-currency swaps are valued using quoted forward rates and prices; interest rate swaps and caps are valued using quoted interest rates and yield curves.
Level 3 inputs are not observable in the market and include the Company's judgments about the assumptions market participants would use in pricing the asset or liability.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, were as follows (in thousands):

	2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,019,884	$2,819,884	$200,000
Marketable securities	52,061	52,061	—
Derivative financial instruments	140,266	—	140,266
	$3,212,211	$2,871,945	$340,266
Liabilities:
Derivative financial instruments	$25,521	$—	$25,521

	2019
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$624,832	$459,885	$164,947
Marketable securities	52,575	52,575	—
Derivative financial instruments	12,649	—	12,649
	$690,056	$512,460	$177,596
Liabilities:
Derivative financial instruments	$13,934	$—	$13,934
Nonrecurring Fair Value Measurements – Repossessed inventory was $17.7 million and $21.4 million at December 31, 2020 and 2019, respectively, for which the fair value adjustment was $4.2 million and $11.9 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company’s Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31, were as follows (in thousands):

	2020		2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$6,586,348	$6,443,008	$7,419,627	$7,374,366
Liabilities:
Deposits	$79,965	$79,965	$—	$—
Debt:
Unsecured commercial paper	$1,014,274	$1,014,274	$571,995	$571,995
Asset-backed U.S. commercial paper conduit facilities	$402,205	$402,205	$490,427	$490,427
Asset-backed Canadian commercial paper conduit facility	$116,678	$116,678	$114,693	$114,693
Asset-backed securitization debt	$1,817,892	$1,791,956	$768,094	$764,392
Medium-term notes	$5,118,928	$4,917,714	$4,816,153	$4,760,127
Senior notes	$828,141	$743,977	$774,949	$743,296
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
Deposits – The carrying value of deposits is amortized cost and approximates carrying value due to the short maturities of the deposits. Fair value is calculated using Level 2 inputs.
Debt – The carrying value of debt is generally amortized cost, net of discounts and debt issuance costs. The fair value of unsecured commercial paper and credit facility borrowings are calculated using Level 2 inputs and approximates carrying value due to its short maturity. The fair value of debt provided under the U.S. Conduit Facilities and Canadian Conduit Facility is calculated using Level 2 inputs and approximates carrying value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the fixed-rate debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs). The fair value of the floating-rate debt related to on-balance sheet asset-backed securitization transactions is calculated using Level 2 inputs and approximates carrying value since the interest rates charged are tied directly to market rates and fluctuate as market rates change.

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
Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company records estimated recall costs when the liability is both probable and estimable. This generally occurs when the Company's management approves and commits to a recall. The warranty and recall liability is included in Accrued Liabilities and Other long-term liabilities on the Consolidated balance sheets. Changes in the Company’s warranty and recall liability were as follows as of December 31, (in thousands):

	2020	2019	2018
Balance, beginning of period	$89,793	$131,740	$94,200
Warranties issued during the period	32,042	50,470	53,367
Settlements made during the period	(51,420)	(90,404)	(79,300)
Recalls and changes to pre-existing warranty liabilities	(1,207)	(2,013)	63,473
Balance, end of period	$69,208	$89,793	$131,740
The liability for recall campaigns was $24.7 million, $36.4 million and $73.3 million at December 31, 2020, 2019 and 2018, respectively. Additionally, the Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million in 2019.
15. Employee Benefit Plans and Other Postretirement Benefits
The Company has a qualified defined benefit pension plan and postretirement healthcare benefit plans. The plans cover certain eligible employees and retirees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees.
Pension benefits are based primarily on years of service and, for certain participants, levels of compensation. Plan participants are eligible to receive postretirement healthcare benefits upon attaining age 55 after rendering at least 10 years of service to the Company. Some of the plans require participant contributions to partially offset benefit costs.
Obligations and Funded Status:
The changes in the benefit obligation, fair value of plan assets and the funded status of the Company’s pension and SERPA plans and the postretirement healthcare plans as of the Company’s measurement dates of December 31, were as follows (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of period	$2,212,012	$1,984,708	$293,505	$286,574
Service cost	27,224	25,408	11,761	4,449
Interest cost	76,447	85,483	9,391	11,753
Actuarial losses (gains)	228,081	236,719	18,824	9,590
Plan participant contributions	—	—	2,140	1,999
Plan amendments	—	8,371	—	—
Special early retirement benefits	—	1,583	—	—
Benefits paid	(137,381)	(126,079)	(19,703)	(20,860)
Net curtailments and settlements	(15,948)	(4,181)	(673)	—
Benefit obligation, end of period	2,390,435	2,212,012	315,245	293,505

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets, beginning of period	2,209,222	1,874,618	220,992	190,357
Return on plan assets	361,674	459,388	36,349	41,717
Plan participant contributions	—	—	2,140	1,999
Benefits paid	(136,921)	(124,784)	(15,446)	(13,081)
Fair value of plan assets, end of period	2,433,975	2,209,222	244,035	220,992
Funded status of the plan	$43,540	$(2,790)	$(71,210)	$(72,513)

Funded status as recognized on the Consolidated balance sheets:
Pension and postretirement assets	$82,537	$56,014	$13,174	$—
Accrued liabilities	(8,814)	(2,666)	(361)	—
Pension and postretirement liabilities	(30,183)	(56,138)	(84,023)	(72,513)
	$43,540	$(2,790)	$(71,210)	$(72,513)

Amounts included in Accumulated other comprehensive loss, net of tax:
Prior service credits	$(5,712)	$(6,489)	$(5,438)	$(7,559)
Actuarial losses (gains)	445,804	496,919	(4,942)	(1,321)
	$440,092	$490,430	$(10,380)	$(8,880)
During 2020, actuarial losses related to the obligation for pension and SERPA benefits were due primarily to a decrease in the discount rate, partially offset by changes in mortality assumptions, demographic assumptions and a reduction in plan participants. During 2019, actuarial losses were due primarily to a decrease in the discount rate partially offset by changes in mortality assumptions.
During 2020 and 2019, the actuarial losses related to the obligation for postretirement healthcare benefits were due primarily to decreases in the discount rate, partially offset by favorable claim cost adjustments.
The funded status of the qualified pension plan and the SERPA plans are combined above. Plans with projected benefit obligations (PBO) or accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31, is presented below (in thousands):

	2020	2019
Plans with PBO in excess of fair value of plan assets:
PBO	$38,996	$58,804
Fair value of plan assets	$—	$—

Plans with ABO in excess of fair value of plan assets:
ABO	$30,598	$44,232
Fair value of plan assets	$—	$—
The total ABO for all the Company's pension and SERPA plans combined was $2.30 billion and $2.12 billion as of December 31, 2020 and 2019, respectively.

Benefit Costs:
Service cost is allocated among Selling, administrative and engineering expense, Motorcycles and Related Products cost of goods sold and Inventories, net. Amounts capitalized in inventory are not significant. Non-service cost components of net periodic benefit cost are presented in Other (expense) income, net. Components of net periodic benefit costs for the Company's defined benefit plans for the years ended December 31, were as follows (in thousands):

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$27,224	$25,408	$32,340	$11,761	$4,449	$7,180
Interest cost	76,447	85,483	82,778	9,391	11,753	11,556
Expected return on plan assets	(135,056)	(142,323)	(147,671)	(13,870)	(14,030)	(14,161)
Amortization of unrecognized:
Prior service credit	(1,088)	(1,930)	(420)	(2,381)	(2,381)	(1,842)
Net loss	65,489	44,511	64,773	492	277	1,817
Special early retirement benefits	—	1,583	—	—	—	—
Curtailment loss (gain)	74	—	1,017	(392)	(960)	(886)
Settlement loss	2,742	1,503	—	—	—	—
Net periodic benefit cost	$35,832	$14,235	$32,817	$5,001	$(892)	$3,664
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
Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2020	2019	2018	2020	2019	2018
Assumptions for benefit obligations:
Discount rate	2.62%	3.49%	4.38%	2.11%	3.26%	4.23%
Rate of compensation increase	3.34%	3.39%	3.38%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	3.49%	4.38%	3.71%	3.26%	4.23%	3.52%
Expected return on plan assets	6.70%	7.10%	7.25%	7.00%	7.25%	7.25%
Rate of compensation increase	3.39%	3.38%	3.43%	n/a	n/a	n/a
Plan Assets:
Pension Plan Assets – The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The Company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio for the Company's pension plan assets contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was 53% equities and 47% fixed-income and cash. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S., including Company stock, investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
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
The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 13. The fair values of the Company’s pension plan assets at December 31, 2020 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$56,153	$—	$56,153
Equity holdings:
U.S. companies	785,227	769,583	15,644
Foreign companies	114,013	106,783	7,230
Harley-Davidson common stock	46,741	46,741	—
Pooled equity funds	381,538	381,538	—
Other	66	66	—
	1,327,585	1,304,711	22,874
Fixed-income holdings:
U.S. Treasuries	59,116	59,116	—
Federal agencies	15,230	—	15,230
Corporate bonds	691,003	—	691,003
Pooled fixed income funds	148,717	51,456	97,261
Foreign bonds	110,062	—	110,062
Municipal bonds	14,671	—	14,671
	1,038,799	110,572	928,227
Plan assets subject to fair value leveling	2,422,537	$1,415,283	$1,007,254

Plan assets measured at net asset value:
Limited partnership interests	537
Real estate investment trusts	10,901
	11,438
	$2,433,975
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $46.7 million at December 31, 2020.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2020 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$4,306	$—	$4,306
Equity holdings:
U.S. companies	115,272	115,272	—
Foreign companies	29,670	29,670	—
Pooled equity funds	27,207	27,207	—
Other	5	5	—
	172,154	172,154	—
Fixed-income holdings:
U.S. Treasuries	2,873	2,873	—
Federal agencies	6,970	—	6,970
Corporate bonds	12,460	—	12,460
Pooled fixed income funds	37,989	37,989	—
Foreign bonds	970	—	970
Municipal bonds	458	—	458
	61,720	40,862	20,858
Plan assets subject to fair value leveling	238,180	$213,016	$25,164

Plan assets measured at net asset value:
Real estate investment trusts	5,855
	$244,035

The fair values of the Company’s pension plan assets at December 31, 2019 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$35,463	$—	$35,463
Equity holdings:
U.S. companies	728,892	707,276	21,616
Foreign companies	79,707	77,275	2,432
Harley-Davidson common stock	47,365	47,365	—
Pooled equity funds	377,301	377,301	—
Other	72	72	—
	1,233,337	1,209,289	24,048
Fixed-income holdings:
U.S. Treasuries	67,234	67,234	—
Federal agencies	15,434	—	15,434
Corporate bonds	583,475	—	583,475
Pooled fixed income funds	142,134	48,674	93,460
Foreign bonds	103,439	—	103,439
Municipal bonds	12,339	—	12,339
	924,055	115,908	808,147
Plan assets subject to fair value leveling	2,192,855	$1,325,197	$867,658

Plan assets measured at net asset value:
Limited partnership interests	4,118
Real estate investment trust	12,249
	16,367
	$2,209,222
Included in the pension plan assets were 1,273,592 shares of the Company’s common stock with a market value of $47.4 million at December 31, 2019.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2019 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$2,458	$—	$2,458
Equity holdings:
U.S. companies	104,399	104,399	—
Foreign companies	22,422	21,744	678
Pooled equity funds	25,029	25,029	—
Other	7	7	—
	151,857	151,179	678
Fixed-income holdings:
U.S. Treasuries	5,782	5,782	—
Federal agencies	7,986	—	7,986
Corporate bonds	8,425	—	8,425
Pooled fixed income funds	36,720	36,720	—
Foreign bonds	672	—	672
Municipal bonds	454	—	454
	60,039	42,502	17,537
Plan assets subject to fair value leveling	214,354	$193,681	$20,673

Plan assets measured at net asset value:
Real estate investment trust	6,638
	$220,992
For 2021, the Company’s overall expected long-term rate of return is 6.20% for pension assets and 6.70% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rates used in determining the accumulated postretirement benefit obligation of the healthcare plans were as follows:

	2020	2019
Healthcare cost trend rate for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2029
Future Contributions and Benefit Payments:
Based on the funded status of the qualified pension plan, there is no requirement for the Company to make contributions to the qualified pension plan assets in 2021. The Company expects that 2021 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or, in the case of postretirement healthcare plan benefits, partially funded with plan assets.

The Company's future expected benefit payments as of December 31, 2020 were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2021	$99,727	$8,813	$23,444
2022	$102,183	$1,684	$23,707
2023	$104,792	$1,955	$23,775
2024	$107,078	$1,919	$23,465
2025	$110,810	$1,818	$23,157
2026-2030	$587,220	$11,071	$108,384
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company makes additional contributions to the plans on behalf of the employees and expensed $21.7 million, $21.9 million and $20.1 million during 2020, 2019 and 2018, respectively related to the contributions.
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
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the United States Environmental Protection Agency (EPA). The associated cleanup plan documents were approved in February 2020 and the remaining cleanup activities are expected to begin in 2021. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
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
17. Share-Based Awards
The Company has a share-based compensation plan which was approved by its shareholders in April 2020 (the Plan) under which its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, and nonqualified stock options. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets. RSUs granted under the Plan vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on RSUs and performance shares settled with stock. Dividend equivalents are paid on RSUs and performance shares settled with cash. Stock options expire 10 years from the date of grant. At December 31, 2020, there were 5.4 million shares of common stock available for future awards under the Plan.
The Company recognizes the cost of its share-based awards in the Consolidated statements of operations. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Forfeitures for share-based awards are estimated at the grant date and adjusted when it is likely to change. Share-based award expense is recognized on a straight-line basis over the service or performance periods of each separately vesting tranche within the awards. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-

based award compensation expense recognized by the Company during 2020, 2019 and 2018 was $23.5 million, $33.7 million and $35.5 million, respectively, or $18.0 million, $25.8 million and $27.2 million net of taxes, respectively.
Restricted Stock Units and Performance Shares - Settled in Stock – The fair value of RSUs and performance shares settled in stock is determined based on the market price of the Company’s stock on the grant date. The activity for these awards for the year ended December 31, 2020 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	2,011	$43
Granted	1,189	$33
Vested	(682)	$45
Forfeited	(749)	$37
Nonvested, end of period	1,769	$36
As of December 31, 2020, there was $19.6 million of unrecognized compensation cost related to RSUs and performance shares settled in stock, net of estimated forfeitures, that is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units and Performance Shares - Settled in Cash – RSUs and performance shares settled in cash are recorded in the Consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The activity for these awards for the year ended December 31, 2020 was as follows (in thousands, except for per share amounts):

	Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	127	$35
Granted	101	$36
Vested	(50)	$33
Forfeited	(22)	$28
Nonvested, end of period	156	$37
Stock Options – There were no stock options granted in 2020, 2019 or 2018. All outstanding stock options were vested as of December 31, 2018. The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The stock option transactions for the year ended December 31, 2020 were as follows (in thousands, except for per share amounts):

	Options	Weighted-Average Exercise Price
Outstanding, beginning of period	816	$56
Exercised	(4)	$24
Forfeited	(154)	$56
Outstanding, end of period	658	$56

Exercisable, end of period	658	$56
The aggregate intrinsic value related to stock options exercised, outstanding and exercisable as of and for the years ended December 31, was as follows (in thousands):

	2020	2019	2018
Exercised	$21	$2,614	$3,855
Outstanding	$—	$52	$2,366
Exercisable	$—	$52	$2,366

Stock options outstanding at December 31, 2020 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$40.01 to $50	0.7	173	$44
$50.01 to $60	2.0	122	$52
$60.01 to $70	2.7	363	$63
Options outstanding	2.0	658	$56

Options exercisable	2.0	658	$56

18. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss for the years ended December 31, were as follows (in thousands):

	2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive income, before reclassifications	37,088	107,181	2,193	146,462
Income tax expense	(3,864)	(23,626)	(515)	(28,005)
	33,224	83,555	1,678	118,457
Reclassifications:
Net gains on derivative financial instruments	—	(148,107)	—	(148,107)
Prior service credits(a)	—	—	(3,469)	(3,469)
Actuarial losses(a)	—	—	65,981	65,981
Curtailment and settlement losses(a)	—	—	3,040	3,040
Reclassifications before tax	—	(148,107)	65,552	(82,555)
Income tax benefit (expense)	—	33,022	(15,392)	17,630
	—	(115,085)	50,160	(64,925)
Other comprehensive income (loss)	33,224	(31,530)	51,838	53,532
Balance, end of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)

	2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$1,785	$(581,861)	$(629,684)
Other comprehensive income, before reclassifications	9,229	6,477	90,071	105,777
Income tax expense	(434)	(1,541)	(21,149)	(23,124)
	8,795	4,936	68,922	82,653
Reclassifications:
Net gains on derivative financial instruments	—	(27,732)	—	(27,732)
Prior service credits(a)	—	—	(4,311)	(4,311)
Actuarial losses(a)	—	—	44,788	44,788
Curtailment and settlement losses(a)	—	—	543	543
Reclassifications before tax	—	(27,732)	41,020	13,288
Income tax benefit (expense)	—	6,425	(9,631)	(3,206)
	—	(21,307)	31,389	10,082
Other comprehensive income (loss)	8,795	(16,371)	100,311	92,735
Balance, end of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)

	2018
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(21,852)	$(17,254)	$(460,943)	$(500,049)
Other comprehensive (loss) income, before reclassifications	(28,212)	35,686	(84,725)	(77,251)
Income tax benefit (expense)	3,202	(8,455)	19,893	14,640
	(25,010)	27,231	(64,832)	(62,611)
Reclassifications:
Net gains on derivative financial instruments	—	(9,466)	—	(9,466)
Prior service credits(a)	—	—	(2,262)	(2,262)
Actuarial losses(a)	—	—	66,590	66,590
Curtailment and settlement gains(a)	—	—	(886)	(886)
Reclassifications before tax	—	(9,466)	63,442	53,976
Income tax benefit (expense)	—	2,244	(14,896)	(12,652)
	—	(7,222)	48,546	41,324
Other comprehensive (loss) income	(25,010)	20,009	(16,286)	(21,287)
Reclassification of certain tax effects	(2,746)	(970)	(104,632)	(108,348)
Balance, end of period	$(49,608)	$1,785	$(581,861)	$(629,684)
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

Selected segment information is set forth below for the years ended December 31, (in thousands):

	2020	2019	2018
Motorcycles and Related Products:
Motorcycles revenue	$3,264,054	$4,572,678	$4,968,646
Gross profit	828,309	1,342,880	1,616,850
Selling, administrative and engineering expense	895,321	1,020,907	1,101,086
Restructuring expense	119,110	32,353	93,401
Operating (loss) income	(186,122)	289,620	422,363
Financial Services:
Financial Services revenue	790,323	789,111	748,229
Financial Services expense	583,623	523,123	457,069
Restructuring expense	10,899	—	—
Operating income	195,801	265,988	291,160
Operating income	$9,679	$555,608	$713,523
Financial Services revenue includes $6.1 million, $10.0 million and $9.0 million of interest paid by HDMC to HDFS on wholesale finance receivables in 2020, 2019 and 2018, respectively. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue.
Additional segment information is set forth below as of December 31, (in thousands):

	Motorcycles	Financial Services	Consolidated
2020:
Assets	$2,492,515	$9,518,086	$12,010,601
Depreciation and amortization	$177,113	$8,602	$185,715
Capital expenditures	$128,798	$2,252	$131,050
2019:
Assets	$2,548,115	$7,980,044	$10,528,159
Depreciation and amortization	$223,656	$8,881	$232,537
Capital expenditures	$176,264	$5,176	$181,440
2018:
Assets	$2,562,931	$8,102,733	$10,665,664
Depreciation and amortization	$260,707	$4,156	$264,863
Capital expenditures	$197,905	$15,611	$213,516

Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31, (in thousands):

	2020	2019	2018
Motorcycles revenue(a):
United States	$2,043,851	$2,971,223	$3,159,049
EMEA	589,943	743,385	893,589
Canada	99,219	210,381	230,211
Japan	137,815	156,644	161,370
Australia and New Zealand	107,891	117,525	147,561
Other countries	285,335	373,520	376,866
	$3,264,054	$4,572,678	$4,968,646
Financial Services revenue(a):
United States	$757,730	$754,535	$712,898
Canada	20,353	22,799	23,120
Europe	8,300	8,435	8,411
Other countries	3,940	3,342	3,800
	$790,323	$789,111	$748,229
Long-lived assets(b):
United States	$644,224	$757,594	$838,446
International:
Thailand	94,749	78,651	50,331
Other countries	4,811	11,137	15,355
	99,560	89,788	65,686
	$743,784	$847,382	$904,132
(a)Revenue is attributed to geographic regions based on location of customer.
(b)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes and finance receivables.

20. Supplemental Consolidating Data
The supplemental consolidating data is presented for informational purposes and is different than segment information due to the allocation of consolidating reporting adjustments to the reportable segments. Supplemental consolidating data for 2020 is as follows (in thousands):

	Year Ended December 31, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$3,279,407	$—	$(15,353)	$3,264,054
Financial Services	—	783,421	6,902	790,323
	3,279,407	783,421	(8,451)	4,054,377
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,435,745	—	—	2,435,745
Financial Services interest expense	—	246,447	—	246,447
Financial Services provision for credit losses	—	181,870	—	181,870
Selling, administrative and engineering expense	907,257	152,258	(8,888)	1,050,627
Restructuring expense	119,110	10,899	—	130,009
	3,462,112	591,474	(8,888)	4,044,698
Operating (loss) income	(182,705)	191,947	437	9,679
Other expense, net	(1,848)	—	—	(1,848)
Investment income	107,560	—	(100,000)	7,560
Interest expense	31,121	—	—	31,121
(Loss) income before income taxes	(108,114)	191,947	(99,563)	(15,730)
Income tax (benefit) provision	(59,231)	42,203	—	(17,028)
Net (loss) income	$(48,883)	$149,744	$(99,563)	$1,298

	December 31, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$666,161	$2,591,042	$—	$3,257,203
Accounts receivable, net	220,110	—	(77,028)	143,082
Finance receivables, net	—	1,509,539	—	1,509,539
Inventories, net	523,497	—	—	523,497
Restricted cash	—	131,642	—	131,642
Other current assets	93,510	190,690	(3,730)	280,470
	1,503,278	4,422,913	(80,758)	5,845,433
Finance receivables, net	—	4,933,469	—	4,933,469
Property, plant and equipment, net	709,845	33,939	—	743,784
Pension and postretirement assets	95,711	—	—	95,711
Goodwill	65,976	—	—	65,976
Deferred income taxes	69,688	90,011	(1,161)	158,538
Lease assets	40,564	4,639	—	45,203
Other long-term assets	184,300	33,115	(94,928)	122,487
	$2,669,362	$9,518,086	$(176,847)	$12,010,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,429	$90,503	$(77,028)	$290,904
Accrued liabilities	444,786	115,506	(3,078)	557,214
Deposits	—	79,965	—	79,965
Short-term debt	—	1,014,274	—	1,014,274
Current portion of long-term debt, net	—	2,039,597	—	2,039,597
	722,215	3,339,845	(80,106)	3,981,954
Long-term debt, net	743,977	5,188,956	—	5,932,933
Lease liability	26,313	3,802	—	30,115
Pension and postretirement liabilities	114,206	—	—	114,206
Deferred income taxes	7,166	1,441	—	8,607
Other long-term liabilities	171,242	46,514	2,245	220,001
Commitments and contingencies (Note 16)
Shareholders’ equity	884,243	937,528	(98,986)	1,722,785
	$2,669,362	$9,518,086	$(176,847)	$12,010,601

	Year Ended December 31, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net (loss) income	$(48,883)	$149,744	$(99,563)	$1,298
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	177,113	8,602	—	185,715
Amortization of deferred loan origination costs	—	71,142	—	71,142
Amortization of financing origination fees	681	13,754	—	14,435
Provision for long-term employee benefits	40,833	—	—	40,833
Employee benefit plan contributions and payments	(20,722)	—	—	(20,722)
Stock compensation expense	17,905	1,859	3,730	23,494
Net change in wholesale finance receivables related to sales	—	—	531,701	531,701
Provision for credit losses	—	181,870	—	181,870
Deferred income taxes	(19,097)	(24,697)	(285)	(44,079)
Other, net	544	13,718	(436)	13,826
Changes in current assets and liabilities:
Accounts receivable, net	161,012	—	(33,355)	127,657
Finance receivables - accrued interest and other	—	7,418	—	7,418
Inventories, net	80,858	—	—	80,858
Accounts payable and accrued liabilities	(34,755)	(40,851)	32,519	(43,087)
Derivative financial instruments	(3,566)	85	—	(3,481)
Other	13,929	(4,081)	(836)	9,012
	414,735	228,819	533,038	1,176,592
Net cash provided by operating activities	365,852	378,563	433,475	1,177,890
Cash flows from investing activities:
Capital expenditures	(128,798)	(2,252)	—	(131,050)
Origination of finance receivables	—	(5,616,347)	2,118,861	(3,497,486)
Collections on finance receivables	—	6,192,625	(2,652,336)	3,540,289
Other investing activities	18,073	3,391	—	21,464
Net cash (used) provided by investing activities	(110,725)	577,417	(533,475)	(66,783)

	Year Ended December 31, 2020
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,396,602	—	1,396,602
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	2,064,450	—	2,064,450
Repayments of securitization debt	—	(1,041,751)	—	(1,041,751)
Borrowings of asset-backed commercial paper	—	225,187	—	225,187
Repayments of asset-backed commercial paper	—	(318,828)	—	(318,828)
Net increase in unsecured commercial paper	—	444,380	—	444,380
Deposits	—	79,947	—	79,947
Dividends paid	(68,087)	(100,000)	100,000	(68,087)
Repurchase of common stock	(8,006)	—	—	(8,006)
Issuance of common stock under share-based plans	89	—	—	89
Net cash (used) provided by financing activities	(76,004)	1,349,987	100,000	1,373,983
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16,389	2,323	—	18,712
Net increase in cash, cash equivalents and restricted cash	$195,512	$2,308,290	$—	$2,503,802
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$470,649	$434,717	$—	$905,366
Net increase in cash, cash equivalents and restricted cash	195,512	2,308,290	—	2,503,802
Cash, cash equivalents and restricted cash, end of period	$666,161	$2,743,007	$—	$3,409,168

21. Subsequent Event
In February 2021, HDFS issued $600.0 million of secured notes through an on-balance sheet asset-backed securitization transaction at a weighted average interest rate of 0.30%.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm – The attestation report required under this Item 9A is contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2021 annual meeting of shareholders (the Proxy Statement) under the captions Questions and Answers about the Company – Who are our Executive Officers for SEC Purposes?, Board Matters and Corporate Governance – Audit and Finance Committee, Proposal 1: Election of Directors, Section 16(a) Beneficial Ownership Reporting, Audit and Finance Committee Report, and Board Matters and Corporate Governance – Independence of Directors is incorporated by reference herein.
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
The following table provides information about the Company’s equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan approved by shareholders:
Management employees	658,357	$55.85	5,395,000
Plan not approved by shareholders:
Non-employee Board of Directors	—	$—	152,495
	658,357		5,547,495
Documents for the Company’s equity compensation plans have been filed with the Securities and Exchange Commission on a timely basis and included in the list of exhibits to this Annual Report on Form 10-K.
Under the Company’s management plan its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, and nonqualified stock options. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets. RSUs vest ratably over a three-year period. Stock options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. Stock options expire 10 years from the date of grant.
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
In May 2016, the Company's Board of Directors approved the “Board of Directors and Senior Executive Stock Ownership Guidelines” (Ownership Guidelines). The Ownership Guidelines stipulate that all Directors hold five times their annual retainer in shares of common stock and Vice Presidents, General Managers or higher (Senior Executives) hold from two times to six times of their base salary in shares of common stock, or certain rights to acquire common stock, depending on their level. The Directors and Senior Executives have five years from the date they are elected a Director or become a Senior Executive to accumulate the appropriate number of shares of common stock. Restricted stock, RSUs, shares held in 401(k) accounts, shares issuable under vested unexercised stock options, performance shares and performance share units (at target amount), deferred stock units and shares of common stock held directly count toward satisfying the guidelines for common stock ownership.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information to be included in the Company's Proxy Statement under the captions Certain Transactions and Board Matters and Corporate Governance – Independence of Directors are incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information to be included in the Company's Proxy Statement under the caption Proposal 3: Ratification of the Selection of Independent Registered Public Accounting Firm – Fees Paid to Ernst & Young LLP is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statements
(a) The following documents are filed as part of this Form 10-K:
Reference is made to the separate Index to Exhibits contained on pages 101 through 105 filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.
Item 16. Form 10-K Summary
None.

HARLEY-DAVIDSON, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$4,928	$4,007	$4,091
Provision charged to expense	853	1,569	731
Reserve adjustments	88	7	(137)
Write-offs, net of recoveries	(2,127)	(655)	(678)
Balance, end of period	$3,742	$4,928	$4,007
Finance receivables - Allowance for credit losses
Balance, beginning of period	$198,581	$189,885	$192,471
Cumulative effect of change in accounting(a)	100,604	—	—
Provision for credit losses	181,870	134,536	106,870
Charge-offs, net of recoveries	(90,119)	(125,840)	(109,456)
Balance, end of period	$390,936	$198,581	$189,885
Inventories - Allowance for obsolescence(b)
Balance, beginning of period	$49,349	$39,015	$38,669
Provision charged to expense	43,357	24,984	25,722
Reserve adjustments	718	(39)	(332)
Write-offs, net of recoveries	(21,429)	(14,611)	(25,044)
Balance, end of period	$71,995	$49,349	$39,015
Deferred tax assets - Valuation allowance
Balance, beginning of period	$29,024	$21,868	$21,561
Adjustments	9,048	7,156	307
Balance, end of period	$38,072	$29,024	$21,868
(a)On January 1, 2020, the Company adopted Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and increased the allowance for loan loss through Retained Earnings, net of income taxes, to establish an allowance that represents expected lifetime credit losses on the finance receivable portfolios at date of adoption.
(b)Inventory obsolescence reserves deducted from cost determined on first-in, first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
2.1	Asset Purchase Agreement, dated April 30, 2015, among Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))
3.1	Restated Articles of Incorporation as amended through April 27, 2015 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))
3.2	Harley-Davidson, Inc. By-Laws, as amended through April 6, 2020 (incorporated herein by reference by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.1	5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.2	Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))
4.3	Officers' Certificate, dated February 26, 2015, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.150% Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-9183))
4.4	Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))
4.5	Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dates July 28, 2015 (File No. 1-9183))
4.6	Officers' Certificate, dated January 8, 2016, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.850% Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 5, 2016 (File No. 1-9183))
4.7	Amendment No. 1 to 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.8	5-Year Credit Agreement, dated as of April 7, 2016 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))
4.9	Amendment No. 1 5-year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 7, 2014 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))
4.10	Officers' Certificate, dated March 10, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.400% Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))
4.11	Officers' Certificate, dated June 9, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.550% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))
4.12	Officers' Certificate, dated February 9, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 1-9183))
4.13	Officers' Certificate, dated May 21, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.550% Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
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

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
4.14	Officers' Certificate, dated May 21, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.15
Officers' Certificate, dated November 28, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of Floating Rate Medium-Term Notes due 2021 (incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))

4.16	Officers' Certificate, dated February 4, 2019, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 4.05% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 1-9183))
4.17	Fiscal Agency Agreement, dated November 19, 2019, relating to the 0.9% Medium Term Notes due November 2024, among certain subsidiaries of the Company, The Bank of New York Mellon Trust Company, N.A. and The Bank of New York Mellon, London Branch (incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.18	364-Day Credit Agreement, dated May 13, 2019, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent (incorporated herein by reference to Exhibit 4.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.19	Description of Registrants Securities (incorporated herein by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.20	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.21	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.22	Amendment No. 1 to 364-Day Credit Agreement, dated as of April 23, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 364-Day Credit Agreement, dated as of May 13, 2019, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.23	Fiscal Agency Agreement, dated May 19, 2020, relating to the 3.875% Medium Term Notes due May 2023, among certain subsidiaries of the Company, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Luxembourg Branch (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.24	Officers' Certificate, dated June 8, 2020, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.25	364-Day Credit Agreement, dated June 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and Toronto Dominion (Texas) LLC., as, global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
10.1*	Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))
10.2*
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

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.3*	Harley-Davidson, Inc. 2020 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 21, 2020 filed on April 9, 2020 (File No. 1-9183))
10.4*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective December 1, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-9183))
10.5*	Director Compensation Policy approved April 29, 2016 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 (File No. 1-9183))
10.6*	Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))
10.7*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 (File No. 1-9183))
10.8*	Harley-Davidson, Inc. Employee Incentive Plan (incorporated herein by reference to the Appendix to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 25, 2015 (File No. 1-9183))
10.9*	Harley-Davidson, Inc. Short-Term Incentive Plan for Senior Executives (incorporated herein by reference to Appendix D to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 30, 2011 (File No. 1-9183))
10.10*	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))
10.11*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.12*	Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.13*	Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.14*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.15*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.16*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan to each of Messrs. Hund, Levatich and Olin (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2009 (File No. 1-9183))
10.17*	Form of Notice of Grant of Stock Options and Stock Option Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))
10.18*	Form of Notice of Grant of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))
10.19*	Executive Severance Plan (incorporated herein by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))
10.20*	Form of Transition Agreement between the Registrant and each of Messrs. Levatich and Olin (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))
10.21*	Transition Agreement between the Registrant and Mr. Hund dated November 30, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-9183))

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

10.23*	Form of Non-competition and Non-solicitation Agreement between Harley-Davidson Canada LP, Fred Deeley Imports Ltd. and Harley-Davidson Motor Company, Inc., as amended (incorporated herein by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 1-9183))
10.24*	Harley-Davidson Retiree Insurance Allowance Plan, as amended and restated effective January 1, 2016 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))
10.25*	Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.26*	Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.27*	Form of Notice of Award of Performance Shares and Performance Share Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.28*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.29*	Form of Transition Agreement between the Registrant and each of Mr. Mansfield and Mses. Kumbier and Anding (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 1, 2018 (File No. 1-9183))
10.30*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.31*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard), Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International), and Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.32*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.33*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) and Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.34	Settlement Agreement, dated March 27, 2020, by and among Harley-Davidson, Inc., and Impala Master Fund Ltd. and Impala Asset Management LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 30, 2020 (File No. 1-9183))
10.35*	Acting President and Chief Executive Officer offer letter (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.36*	Form of Transition Agreement between the Registrant and each of Messrs. Zeitz, Krause, Niketh, and Root and Mses. Giuffre and Goetter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 1-9183))
10.37*	Settlement and General Release Agreement between the Registrant and Ms. Kumbier dated August 14, 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 1-9183))
21	Harley-Davidson, Inc. Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2021.

HARLEY-DAVIDSON, INC.

By:	/s/ Jochen Zeitz
Jochen Zeitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2021.

Name	Title

/s/ Jochen Zeitz	Chairman, President and Chief Executive Officer
Jochen Zeitz	(Principal executive officer)

/s/ Gina Goetter	Chief Financial Officer
Gina Goetter	(Principal financial officer)

/s/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/s/ Troy Alstead	Director
Troy Alstead

/s/ R. John Anderson	Director
R. John Anderson

/s/ Michael J. Cave	Director
Michael J. Cave

/s/ Allan Golston	Director
Allan Golston

/s/ Sara L. Levinson	Director
Sara L. Levinson

/s/ N. Thomas Linebarger	Non-Executive Chairman
N. Thomas Linebarger

/s/ Brian Niccol	Director
Brian Niccol

/s/ Maryrose Sylvester	Director
Maryrose Sylvester