Form 10-Q
period 2021-03-28
HARLEY-DAVIDSON, INC.
filed 2021-05-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 153,665,546 shares of common stock as of April 30, 2021.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended March 28, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 28, 2021	March 29, 2020
Revenue:
Motorcycles and Related Products	$1,232,107	$1,099,788
Financial Services	190,400	198,456
	1,422,507	1,298,244
Costs and expenses:
Motorcycles and Related Products cost of goods sold	811,622	780,868
Financial Services interest expense	55,707	52,473
Financial Services provision for credit losses	(22,474)	79,419
Selling, administrative and engineering expense	231,844	277,971
Restructuring benefit	(366)	—
	1,076,333	1,190,731
Operating income	346,174	107,513
Other income, net	277	155
Investment income (loss)	1,402	(5,347)
Interest expense	7,708	7,755
Income before provision for income taxes	340,145	94,566
Provision for income taxes	81,001	24,871
Net income	$259,144	$69,695
Earnings per share:
Basic	$1.69	$0.46
Diluted	$1.68	$0.45
Cash dividends per share	$0.15	$0.38
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2021	March 29, 2020
Net income	$259,144	$69,695
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,338)	(34,455)
Derivative financial instruments	17,530	(19,845)
Pension and postretirement benefit plans	13,588	11,959
	13,780	(42,341)
Comprehensive income	$272,924	$27,354
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 28, 2021	December 31, 2020	March 29, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,320,645	$3,257,203	$1,465,061
Accounts receivable, net	216,569	143,082	299,148
Finance receivables, net of allowance of $64,139, $72,632, and $63,881	1,798,194	1,509,539	2,358,989
Inventories, net	470,997	523,497	610,924
Restricted cash	185,374	131,642	99,903
Other current assets	195,356	280,470	142,357
	5,187,135	5,845,433	4,976,382
Finance receivables, net of allowance of $282,094, $318,304, and $271,615	4,958,583	4,933,469	4,933,418
Property, plant and equipment, net	718,968	743,784	826,845
Pension and postretirement assets	105,910	95,711	64,802
Goodwill	65,157	65,976	64,063
Deferred income taxes	135,387	158,538	127,856
Lease assets	44,765	45,203	56,496
Other long-term assets	123,083	122,487	90,085
	$11,338,988	$12,010,601	$11,139,947
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$402,764	$290,904	$333,411
Accrued liabilities	570,440	557,214	584,535
Short-term deposits, net	93,887	79,965	—
Short-term debt	765,263	1,014,274	1,335,664
Current portion of long-term debt, net	1,622,243	2,039,597	2,326,460
	3,454,597	3,981,954	4,580,070
Long-term deposits, net	58,766	—	—
Long-term debt, net	5,478,091	5,932,933	4,478,078
Lease liabilities	30,061	30,115	40,053
Pension and postretirement liabilities	103,854	114,206	128,054
Deferred income taxes	8,682	8,607	6,219
Other long-term liabilities	228,551	220,001	215,490
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	1,690	1,685	1,834
Additional paid-in-capital	1,517,129	1,507,706	1,495,141
Retained earnings	1,520,862	1,284,823	2,126,646
Accumulated other comprehensive loss	(469,637)	(483,417)	(579,290)
Treasury stock, at cost	(593,658)	(588,012)	(1,352,348)
	1,976,386	1,722,785	1,691,983
	$11,338,988	$12,010,601	$11,139,947

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 28, 2021	December 31, 2020	March 29, 2020
Balances held by consolidated variable interest entities (Note 12):
Finance receivables, net - current	$567,887	$530,882	$381,904
Other assets	$4,027	$3,753	$2,262
Finance receivables, net - non-current	$2,113,344	$1,889,472	$1,435,832
Restricted cash - current and non-current	$196,946	$142,892	$99,235
Current portion of long-term debt, net	$692,903	$608,987	$437,488
Long-term debt, net	$1,757,003	$1,585,174	$1,319,357
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2021	March 29, 2020
Net cash provided (used) by operating activities (Note 7)	$162,781	$(8,582)
Cash flows from investing activities:
Capital expenditures	(18,813)	(32,928)
Origination of finance receivables	(909,138)	(780,061)
Collections on finance receivables	900,485	841,261
Other investing activities	733	16
Net cash (used) provided by investing activities	(26,733)	28,288
Cash flows from financing activities:
Repayments of medium-term notes	(1,050,000)	(600,000)
Proceeds from securitization debt	597,411	522,694
Repayments of securitization debt	(291,346)	(130,918)
Borrowings of asset-backed commercial paper	—	225,187
Repayments of asset-backed commercial paper	(66,894)	(67,809)
Net (decrease) increase in unsecured commercial paper	(262,517)	772,208
Net increase in credit facilities	15,629	—
Net increase in deposits	72,664	—
Dividends paid	(23,105)	(58,817)
Repurchase of common stock	(5,646)	(7,071)
Issuance of common stock under share-based plans	1,085	34
Net cash (used) provided by financing activities	(1,012,719)	655,508
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,163)	(5,732)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(881,834)	$669,482

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$3,409,168	$905,366
Net (decrease) increase in cash, cash equivalents and restricted cash	(881,834)	669,482
Cash, cash equivalents and restricted cash, end of period	$2,527,334	$1,574,848

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$2,320,645	$1,465,061
Restricted cash	185,374	99,903
Restricted cash included in Other long-term assets	21,315	9,884
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,527,334	$1,574,848
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2020	168,503,526	$1,685	$1,507,706	$1,284,823	$(483,417)	$(588,012)	$1,722,785
Net income	—	—	—	259,144	—	—	259,144
Other comprehensive income, net of tax (Note 17)	—	—	—	—	13,780	—	13,780
Dividends ($0.15 per share)	—	—	—	(23,105)	—	—	(23,105)
Repurchase of common stock	—	—	—	—	—	(5,646)	(5,646)
Share-based compensation	483,326	5	9,423	—	—	—	9,428
Balance, March 28, 2021	168,986,852	$1,690	$1,517,129	$1,520,862	$(469,637)	$(593,658)	$1,976,386
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2019	182,816,536	$1,828	$1,491,004	$2,193,997	$(536,949)	$(1,345,881)	$1,803,999
Net income	—	—	—	69,695	—	—	69,695
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(42,341)	—	(42,341)
Dividends ($0.38 per share)	—	—	—	(58,817)	—	—	(58,817)
Repurchase of common stock	—	—	—	—	—	(7,071)	(7,071)
Share-based compensation	585,053	6	4,137	—	—	604	4,747
Cumulative effect of change in accounting	—	—	—	(78,229)	—	—	(78,229)
Balance, March 29, 2020	183,401,589	$1,834	$1,495,141	$2,126,646	$(579,290)	$(1,352,348)	$1,691,983
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
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of March 28, 2021 and March 29, 2020, the Consolidated statements of operations for the three month periods then ended, the Consolidated statements of comprehensive income for the three month periods then ended, the Consolidated statements of cash flows for the three month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods then ended.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world, and it was recognized as a pandemic in March 2020. The COVID-19 pandemic has restricted the level of economic activity in the U.S. and around the world and the full extent of its impact is not yet known. Certain estimates used in the preparation of financial results for the period ending March 28, 2021 could be impacted in future periods as a result of the COVID-19 pandemic.
2. New Accounting Standards
Accounting Standards Recently Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

3. Revenue
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue.
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Motorcycles and Related Products Revenue:
Motorcycles	$1,016,334	$899,365
Parts & Accessories	149,859	134,685
General Merchandise	50,323	49,160
Licensing	5,512	8,029
Other	10,079	8,549
	1,232,107	1,099,788
Financial Services Revenue:
Interest income	159,814	170,001
Other	30,586	28,455
	190,400	198,456
	$1,422,507	$1,298,244
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

	March 28, 2021	March 29, 2020
Balance, beginning of period	$36,614	$29,745
Balance, end of period	$36,266	$29,434
Previously deferred revenue recognized as revenue in the three months ended March 28, 2021 and March 29, 2020 was $6.2 million and $6.9 million, respectively. The Company expects to recognize approximately $14.9 million of the remaining unearned revenue over the next 12 months and $21.4 million thereafter.
4. Restructuring Activities
The Company's restructuring activities are included in Restructuring benefit on the Consolidated statements of operations.
In 2020, the Company initiated restructuring activities including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global independent dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. The workforce reduction resulted in the termination of approximately 500 employees. In addition, the India action resulted in the termination of approximately 70 employees.

Since the inception of these restructuring activities in 2020 through the three months ended March 28, 2021, the Company has incurred cumulative restructuring expenses of $129.6 million. This includes a restructuring benefit during the three months ended March 28, 2021 of $0.4 million, consisting of a $0.6 million benefit in the Motorcycles segment and expense of $0.2 million in the Financial Services segment. The Company expects total estimated restructuring expenses of approximately $150 million, including approximately $139 million and $11 million expected to be in incurred in the Motorcycles and Financial Services segments, respectively. Total expected restructuring expenses include approximately $30 million related to employee termination benefits, $90 million related to contract termination and other costs and $30 million related to non-current asset adjustments, including accelerated depreciation and other adjustments to the carrying value of non-current assets. The Company expects to incur the remaining estimated restructuring expenses of approximately $20 million in 2021.
Changes in accrued restructuring expenses, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows (in thousands). There were no restructuring activities during the three months ended March 29, 2020.

	Three months ended March 28, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$7,724	$16,196	$—	$23,920
Restructuring (benefit) expense	(944)	1,106	(528)	(366)
Utilized – cash	(3,661)	(12,781)	—	(16,442)
Utilized – non cash	—	—	528	528
Foreign currency changes	(112)	(54)	—	(166)
Balance, end of period	$3,007	$4,467	$—	$7,474
5. Income Taxes
The Company’s effective income tax rate for the three months ended March 28, 2021 was 23.8% compared to 26.3% for the three months ended March 29, 2020. The decrease in the first quarter 2021 effective income tax rate from 2020 was due to the increase in Income before provision for income taxes, resulting in discrete income tax adjustments having a reduced impact on the effective income tax rate for the quarter. The effective income tax rate for the three months ended March 28, 2021 was determined based on the Company's current projections for full-year 2021 financial results.
6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 28, 2021	March 29, 2020
Net income	$259,144	$69,695

Basic weighted-average shares outstanding	153,478	153,004
Effect of dilutive securities – employee stock compensation plan	1,012	740
Diluted weighted-average shares outstanding	154,490	153,744
Net earnings per share:
Basic	$1.69	$0.46
Diluted	$1.68	$0.45
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.6 million and 1.7 million shares for the three months ended March 28, 2021 and March 29, 2020, respectively.

7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	March 28, 2021	December 31, 2020	March 29, 2020
Mutual funds	$50,239	$52,061	$44,144
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
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories, net consisted of the following (in thousands):

	March 28, 2021	December 31, 2020	March 29, 2020
Raw materials and work in process	$251,199	$211,979	$245,384
Motorcycle finished goods	185,590	281,132	272,648
Parts & Accessories and General Merchandise	88,291	84,469	149,318
Inventory at lower of FIFO cost or net realizable value	525,080	577,580	667,350
Excess of FIFO over LIFO cost	(54,083)	(54,083)	(56,426)
	$470,997	$523,497	$610,924
Deposits – Beginning in 2020, HDFS began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $152.7 million and $80.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 28, 2021 and December 31, 2020, respectively. There were no deposits as of March 29, 2020. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of March 28, 2021 were as follows (in thousands):

2021	$80,000
2022	14,000
2023	7,000
2024	22,000
2025	—
Thereafter	30,000
Unamortized fees	(347)
$152,653

Operating Cash Flow – The reconciliation of Net income to Net cash provided (used) by operating activities was as follows (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Cash flows from operating activities:
Net income	$259,144	$69,695
Adjustments to reconcile Net income to Net cash provided (used) by operating activities:
Depreciation and amortization	40,221	47,427
Amortization of deferred loan origination costs	19,200	16,739
Amortization of financing origination fees	3,614	2,999
Provision for long-term employee benefits	7,090	7,852
Employee benefit plan contributions and payments	(9,885)	(1,608)
Stock compensation expense	8,968	3,896
Net change in wholesale finance receivables related to sales	(308,532)	(208,183)
Provision for credit losses	(22,474)	79,419
Deferred income taxes	13,192	(3,803)
Other, net	1,171	3,579
Changes in current assets and liabilities:
Accounts receivable, net	(79,012)	(47,272)
Finance receivables – accrued interest and other	8,947	4,007
Inventories, net	45,086	(23,943)
Accounts payable and accrued liabilities	153,597	10,562
Derivative financial instruments	(3,309)	2,812
Other	25,763	27,240
	(96,363)	(78,277)
Net cash provided (used) by operating activities	$162,781	$(8,582)

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
Finance receivables, net were as follows (in thousands):

	March 28, 2021	December 31, 2020	March 29, 2020
Retail finance receivables	$6,310,982	$6,344,195	$6,269,247
Wholesale finance receivables	792,028	489,749	1,358,656
	7,103,010	6,833,944	7,627,903
Allowance for credit losses	(346,233)	(390,936)	(335,496)
	$6,756,777	$6,443,008	$7,292,407

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to recognize expected lifetime losses on finance receivables upon origination. Under ASU 2016-13, the Company’s finance receivables are reported at amortized cost, net of the allowance for credit losses. Amortized cost includes the principal outstanding, accrued interest, and deferred loan fees and costs. Based on differences in the nature of the finance receivables and the underlying methodology for calculating the allowance for loan losses, the Company segments its finance receivables into the retail and wholesale portfolios. The Company further disaggregates each portfolio by credit quality indicators. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit quality indicators for each portfolio.
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
The Company considers various economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Changes in the Company’s outlook on economic conditions impacted the retail and wholesale estimates for expected credit losses at March 28, 2021. During the first quarter of 2021, the U.S. economy and the Company’s outlook on economic conditions improved from the fourth quarter of 2020; however, there is uncertainty surrounding the pace of economic recovery as demonstrated by unemployment levels above those experienced prior to the COVID-19 pandemic and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of the first quarter of 2021, the Company’s economic outlook on economic conditions included economic improvement; however, given the uncertainty surrounding the pace of economic recovery, the Company also included some adverse economic conditions in its economic scenario weighting.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance balance. These factors include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, and others, as appropriate.
Due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company in either portfolio could differ from the amounts estimated. Further, the Company’s allowance for credit losses incorporates known conditions at the balance sheet date and the Company's management’s expectations surrounding the economic forecasts. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended March 28, 2021
	Retail	Wholesale	Total
Balance, beginning of period	$371,738	$19,198	$390,936
Provision for credit losses	(22,449)	(25)	(22,474)
Charge-offs	(34,589)	—	(34,589)
Recoveries	12,360	—	12,360
Balance, end of period	$327,060	$19,173	$346,233
	Three months ended March 29, 2020
	Retail	Wholesale	Total
Balance, beginning of period	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	95,558	5,046	100,604
Provision for credit losses	70,417	9,002	79,419
Charge-offs	(55,215)	—	(55,215)
Recoveries	12,107	—	12,107
Balance, end of period	$311,368	$24,128	$335,496
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	March 28, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$260,359	$725,383	$502,847	$301,839	$134,213	$74,086	$1,998,727
Prime	349,662	1,026,080	706,940	445,201	249,327	183,217	2,960,427
Sub-prime	130,389	395,495	263,203	156,368	96,998	100,827	1,143,280
	740,410	2,146,958	1,472,990	903,408	480,538	358,130	6,102,434
Canadian Retail:
Super prime	13,938	48,309	42,993	24,549	11,116	4,831	145,736
Prime	4,245	17,350	13,055	9,263	5,808	4,178	53,899
Sub-prime	601	2,949	2,227	1,407	951	778	8,913
	18,784	68,608	58,275	35,219	17,875	9,787	208,548
	$759,194	$2,215,566	$1,531,265	$938,627	$498,413	$367,917	$6,310,982

	December 31, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$822,631	$575,977	$355,529	$165,436	$71,360	$29,181	$2,020,114
Prime	1,133,637	794,058	508,713	293,358	156,688	77,046	2,963,500
Sub-prime	435,875	295,403	177,598	111,163	72,556	52,060	1,144,655
	2,392,143	1,665,438	1,041,840	569,957	300,604	158,287	6,128,269
Canadian Retail:
Super prime	53,465	48,692	28,581	13,818	5,018	2,011	151,585
Prime	18,568	14,257	10,269	6,727	3,198	2,025	55,044
Sub-prime	3,172	2,498	1,560	1,095	607	365	9,297
	75,205	65,447	40,410	21,640	8,823	4,401	215,926
	$2,467,348	$1,730,885	$1,082,250	$591,597	$309,427	$162,688	$6,344,195

	March 29, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$204,937	$825,176	$539,296	$275,621	$140,284	$62,924	$2,048,238
Prime	265,365	1,065,132	717,234	441,284	262,421	155,338	2,906,774
Sub-prime	108,068	394,291	239,571	155,391	108,531	98,124	1,103,976
	578,370	2,284,599	1,496,101	872,296	511,236	316,386	6,058,988
Canadian Retail:
Super prime	12,819	61,889	39,516	22,186	10,565	4,989	151,964
Prime	3,968	16,479	12,389	8,441	4,549	3,929	49,755
Sub-prime	768	2,827	1,919	1,348	921	757	8,540
	17,555	81,195	53,824	31,975	16,035	9,675	210,259
	$595,925	$2,365,794	$1,549,925	$904,271	$527,271	$326,061	$6,269,247
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

The amortized cost of wholesale financial receivables, by vintage and credit quality indicator, was as follows (in thousands):

	March 28, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	567	530	262	17	—	—	1,376
Medium Risk	—	728	417	—	—	—	1,145
Low Risk	600,144	122,970	44,614	12,568	6,392	2,819	789,507
	$600,711	$124,228	$45,293	$12,585	$6,392	$2,819	$792,028

	December 31, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	658	365	31	—	—	—	1,054
Medium Risk	1,925	242	—	—	—	—	2,167
Low Risk	388,568	71,441	13,412	7,887	2,297	2,923	486,528
	$391,151	$72,048	$13,443	$7,887	$2,297	$2,923	$489,749

	March 29, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$2,376	$1,774	$107	$25	$43	$4,325
Doubtful	478	4,169	529	51	—	726	5,953
Substandard	5,375	6,374	391	131	—	—	12,271
Special Mention	5,239	8,001	977	6	—	1,268	15,491
Medium Risk	8,307	10,996	1,091	23	—	826	21,243
Low Risk	658,137	574,401	47,101	10,997	6,323	2,414	1,299,373
	$677,536	$606,317	$51,863	$11,315	$6,348	$5,277	$1,358,656
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $5.2 million and $6.4 million of accrued interest against interest income during the three months ended March 28, 2021 and March 29, 2020, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses (ASC Topic 326) to exclude accrued interest from its allowance for credit losses. Accordingly, as of March 28, 2021, December 31, 2020 and March 29, 2020, all retail finance receivables were accounted for as interest-earning receivables.
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

There were no charged-off accounts during the three months ended March 28, 2021 and March 29, 2020. As such, the Company did not reverse any accrued interest in those periods. There were no dealers on non-accrual status at March 28, 2021 and December 31, 2020. At March 29, 2020, $4.3 million of wholesale finance receivables outstanding on non-accrual status, and of this, $2.6 million were over 90 days or more past due.
Additional information related to the wholesale finance receivables on non-accrual status at March 29, 2020 includes (in thousands):

	Amortized Cost, Beginning of Period	Amortized Cost, End of Period	Interest Income Recognized
No related allowance recorded	$—	$—	$—
Related allowance recorded	4,994	4,325	—
	$4,994	$4,325	$—
The aging analysis of finance receivables was as follows (in thousands):

	March 28, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,196,345	$69,032	$23,420	$22,185	$114,637	$6,310,982
Wholesale finance receivables	791,826	128	22	52	202	792,028
	$6,988,171	$69,160	$23,442	$22,237	$114,839	$7,103,010

	December 31, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,164,369	$106,818	$39,933	$33,075	$179,826	$6,344,195
Wholesale finance receivables	489,556	166	23	4	193	489,749
	$6,653,925	$106,984	$39,956	$33,079	$180,019	$6,833,944

	March 29, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,091,319	$101,412	$37,816	$38,700	$177,928	$6,269,247
Wholesale finance receivables	1,352,084	2,051	1,437	3,084	6,572	1,358,656
	$7,443,403	$103,463	$39,253	$41,784	$184,500	$7,627,903
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of March 28, 2021, December 31, 2020 and March 29, 2020. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. During 2020 and into the first quarter of 2021, the Company offered an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. During the first quarter of 2021, the volume of payment extensions granted for eligible retail loans declined from the levels experienced during the second quarter and into the third quarter of 2020 but had not yet returned to pre-COVID-19 pandemic levels. The Company continues to grant payment extensions to customers in accordance with its policies.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	March 28, 2021			December 31, 2020			March 29, 2020
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$402,814	$6,356	$6,071	$533,925	$11	$21,927	$414,753	$12,108	$575
Commodity contracts	668	3	20	671	—	52	482	—	74
Cross-currency swaps	1,367,460	73,449	—	1,367,460	138,622	—	660,780	—	41,283
Interest rate swaps	—	—	—	450,000	—	3,086	900,000	—	11,398
	$1,770,942	$79,808	$6,091	$2,352,056	$138,633	$25,065	$1,976,015	$12,108	$53,330

	Derivative Financial Instruments Not Designated as Hedging Instruments
	March 28, 2021			December 31, 2020			March 29, 2020
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$214,337	$670	$595	$245,494	$737	$435	$182,642	$2,573	$2,194
Commodity contracts	8,172	1,193	40	6,806	849	21	7,769	—	1,452
Interest rate caps	844,673	170	—	978,058	47	—	326,976	2	—
	$1,067,182	$2,033	$635	$1,230,358	$1,633	$456	$517,387	$2,575	$3,646

The amounts of gains and losses related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Three months ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Foreign currency contracts	$14,037	$16,899	$(4,953)	$3,400
Commodity contracts	3	(129)	(32)	(135)
Cross-currency swaps	(65,174)	(49,609)	(65,788)	(12,906)
Treasury rate lock contracts	—	—	(124)	(124)
Interest rate swaps	397	(5,333)	(2,689)	(3,116)
	$(50,737)	$(38,172)	$(73,586)	$(12,881)
The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended March 28, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$811,622	$231,844	$7,708	$55,707

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(4,953)	$—	$—	$—
Commodity contracts	$(32)	$—	$—	$—
Cross-currency swaps	$—	$(65,788)	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(33)
Interest rate swap	$—	$—	$—	$(2,689)
	Three months ended March 29, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$780,868	$277,971	$7,755	$52,473

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$3,400	$—	$—	$—
Commodity contracts	$(135)	$—	$—	$—
Cross-currency swaps	$—	$(12,906)	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(33)
Interest rate swaps	$—	$—	$—	$(3,116)
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at March 28, 2021, estimated to be reclassified into income over the next 12 months was $17.1 million.

The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the interest rate caps were recorded in Financial Services interest expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended
	March 28, 2021	March 29, 2020
Foreign currency contracts	$(3,629)	$2,194
Commodity contracts	703	(1,551)
Interest rate caps	123	—
	$(2,803)	$643
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
Operating lease expense for the three months ended March 28, 2021 and March 29, 2020 was $8.2 million and $7.3 million, respectively. This includes variable lease costs related to leases involving assets operated by a third party of approximately $3.1 million and $1.9 million for the three months ended March 28, 2021 and March 29, 2020, respectively. Other variable and short-term lease costs were not material.

Balance sheet information related to the Company's leases was as follows (in thousands):

	March 28, 2021	December 31, 2020	March 29, 2020
Lease assets	$44,765	$45,203	$56,496

Accrued liabilities	$17,021	$17,081	$17,939
Lease liabilities	30,061	30,115	40,053
	$47,082	$47,196	$57,992
Future maturities of the Company's operating lease liabilities as of March 28, 2021 were as follows (in thousands):

Operating Leases
2021	$13,805
2022	14,466
2023	6,511
2024	4,518
2025	6,816
Thereafter	3,677
Future lease payments	49,793
Present value discount	(2,711)
Lease liabilities	$47,082
Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Cash outflows for amounts included in the measurement of lease liabilities	$4,947	$5,378
ROU assets obtained in exchange for lease obligations, net of modifications	$5,305	$557

	March 28, 2021	December 31, 2020	March 29, 2020
Weighted-average remaining lease term (in years)	3.81	3.78	4.20
Weighted-average discount rate	2.9%	3.1%	3.3%

11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	March 28, 2021	December 31, 2020	March 29, 2020
Unsecured commercial paper	$749,801	$1,014,274	$1,335,664
Global credit facility borrowings	15,462	—	—
	$765,263	$1,014,274	$1,335,664

Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		March 28, 2021	December 31, 2020	March 29, 2020
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$102,543	$116,678	$155,243
Asset-backed U.S. commercial paper conduit facilities		350,648	402,205	600,000
Asset-backed securitization debt		2,109,046	1,800,393	1,161,047
Unamortized discounts and debt issuance costs		(9,788)	(8,437)	(4,202)
		2,552,449	2,310,839	1,912,088
Unsecured notes (at par value):
Medium-term notes:
Due in 2020, issued May 2018	LIBOR + 0.50%	—	—	450,000
Due in 2020, issued March 2017	2.40%	—	—	350,000
Due in 2021, issued January 2016	2.85%	—	600,000	600,000
Due in 2021, issued November 2018	LIBOR + 0.94%	—	450,000	450,000
Due in 2021, issued May 2018	3.55%	350,000	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	762,996	797,206	—
Due in 2024, issued November 2019(b)	3.14%	704,304	735,882	660,030
Due in 2025, issued June 2020	3.35%	700,000	700,000	—
Unamortized discounts and debt issuance costs		(13,564)	(15,374)	(11,046)
		3,803,736	4,917,714	4,148,984
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(5,851)	(6,023)	(6,534)
		744,149	743,977	743,466
		4,547,885	5,661,691	4,892,450
Long-term debt		7,100,334	7,972,530	6,804,538
Current portion of long-term debt, net		(1,622,243)	(2,039,597)	(2,326,460)
Long-term debt, net		$5,478,091	$5,932,933	$4,478,078
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at March 28, 2021 and December 31, 2020, respectively
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at March 28, 2021, December 31, 2020, and March 29, 2020, respectively

The Company's future principal payments on debt obligations as of March 28, 2021 were as follows (in thousands):

2021	$1,670,913
2022	1,685,613
2023	1,829,349
2024	1,120,828
2025	1,287,560
Thereafter	300,537
$7,894,800

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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	March 28, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,448,681	$(126,053)	$166,694	$2,852	$2,492,174	$2,099,258
Asset-backed U.S. commercial paper conduit facility	378,035	(19,432)	30,252	1,175	390,030	350,648
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	115,742	(5,388)	9,743	206	120,303	102,543
	$2,942,458	$(150,873)	$206,689	$4,233	$3,002,507	$2,552,449

	December 31, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,129,372	$(124,627)	$116,268	$2,622	$2,123,635	$1,791,956
Asset-backed U.S. commercial paper conduit facility	441,402	(25,793)	26,624	1,131	443,364	402,205
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	133,976	(6,508)	9,073	126	136,667	116,678
	$2,704,750	$(156,928)	$151,965	$3,879	$2,703,666	$2,310,839

	March 29, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$1,250,382	$(62,159)	$61,945	$852	$1,251,020	$1,156,845
Asset-backed U.S. commercial paper conduit facilities	662,385	(32,872)	37,290	1,410	668,213	600,000
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	182,353	(6,671)	10,552	148	186,382	155,243
	$2,095,120	$(101,702)	$109,787	$2,410	$2,105,615	$1,912,088
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
During the first quarter of 2021, the Company transferred $663.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $600.0 million, or $597.4 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction. During the first quarter of 2020, the Company transferred $580.2 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $525.0 million, or $522.7 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction.
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 28, 2021, the U.S. Conduit Facility has an expiration date of November 19, 2021.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2021. During the first quarter of 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2020, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 28, 2021, the Canadian Conduit has an expiration date of June 25, 2021.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $17.8 million at March 28, 2021. The maximum exposure is not an indication of the Company's expected loss exposure.
There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2021. During the first quarter of 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million.
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the first quarter of 2021 or 2020. During the second quarter of 2016, the Company sold retail motorcycle finance receivables with a principal balance of $301.8 million into a securitization VIE that was not consolidated, recognized a gain of $9.3 million and received cash proceeds of $312.6 million. The gain on sale was included in Financial Services revenue on the Consolidated statements of operations. In April 2020, the Company repurchased the finance receivables associated with this off-balance sheet asset-backed securitization VIE for $27.4 million.

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
Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue on the Consolidated statements of operations. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company repurchased the finance receivables associated with the off-balance sheet securitization VIE in April 2020. As such, the Company did not recognize any servicing fee income in 2021. The Company recognized servicing fee income of $0.1 million during the first quarter of 2020.
The unpaid principal balance of the off-balance sheet retail motorcycle finance receivables serviced by the Company were $27.4 million as of March 29, 2020 of which $0.7 million were 30 days or more delinquent. Credit losses, net of recoveries for the off-balance sheet retail motorcycle finance receivables as of March 29, 2020 were $0.01 million. There was no unpaid principal balance or credit losses, net of recoveries associated with the off-balance sheet retail motorcycle finance receivables as of December 31, 2020 and March 28, 2021.
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

Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 28, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$2,069,400	$1,919,400	$150,000
Marketable securities	50,239	50,239	—
Derivative financial instruments	81,841	—	81,841
	$2,201,480	$1,969,639	$231,841
Liabilities:
Derivative financial instruments	$6,726	$—	$6,726
	December 31, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,019,884	$2,819,884	$200,000
Marketable securities	52,061	52,061	—
Derivative financial instruments	140,266	—	140,266
	$3,212,211	$2,871,945	$340,266
Liabilities:
Derivative financial instruments	$25,521	$—	$25,521
	March 29, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,207,799	$1,144,800	$62,999
Marketable securities	44,144	44,144	—
Derivative financial instruments	14,683	—	14,683
	$1,266,626	$1,188,944	$77,682
Liabilities:
Derivative financial instruments	$56,976	$—	$56,976
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $18.6 million, $17.7 million and $22.2 million at March 28, 2021, December 31, 2020 and March 29, 2020, respectively, for which the fair value adjustment was $2.4 million, $4.2 million and $10.9 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	March 28, 2021		December 31, 2020		March 29, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$6,930,531	$6,756,777	$6,586,348	$6,443,008	$7,391,948	$7,292,407
Liabilities:
Deposits, net	$152,715	$152,653	$79,965	$79,965	$—	$—
Debt:
Unsecured commercial paper	$749,801	$749,801	$1,014,274	$1,014,274	$1,335,664	$1,335,664
Global credit facility borrowings	$15,462	$15,462	$—	$—	$—	$—
Asset-backed U.S. commercial paper conduit facilities	$350,648	$350,648	$402,205	$402,205	$600,000	$600,000
Asset-backed Canadian commercial paper conduit facility	$102,543	$102,543	$116,678	$116,678	$155,243	$155,243
Asset-backed securitization debt	$2,120,855	$2,099,258	$1,817,892	$1,791,956	$1,139,076	$1,156,845
Medium-term notes	$3,955,743	$3,803,736	$5,118,928	$4,917,714	$4,013,409	$4,148,984
Senior notes	$789,967	$744,149	$828,141	$743,977	$685,805	$743,466
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
Deposits, net – The carrying value of deposits is amortized cost. The fair value of deposits is estimated based upon rates currently available for deposits with similar terms and maturities. Fair value is calculated using Level 3 inputs.
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
14. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except in Japan, where the Company currently provides a standard three-year limited warranty. The Company also provides a five-year unlimited warranty on the battery for electric motorcycles. In addition, the Company provides a one-year warranty for parts and accessories. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims at the time of sale using an estimated cost based primarily on historical Company claim information.

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

	Three months ended
	March 28, 2021	March 29, 2020
Balance, beginning of period	$69,208	$89,793
Warranties issued during the period	11,672	11,025
Settlements made during the period	(8,585)	(14,157)
Recalls and changes to pre-existing warranty liabilities	132	(353)
Balance, end of period	$72,427	$86,308
The liability for recall campaigns, included in the balance above, was $25.3 million, $24.7 million and $33.6 million at March 28, 2021, December 31, 2020 and March 29, 2020, respectively.
15. Employee Benefit Plans
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

	Three months ended
	March 28, 2021	March 29, 2020
Pension and SERPA Benefits:
Service cost	$6,348	$6,806
Interest cost	15,470	19,112
Expected return on plan assets	(32,720)	(33,764)
Amortization of unrecognized:
Prior service credit	(312)	(272)
Net loss	18,386	16,372
Settlement loss	816	—
Net periodic benefit cost	$7,988	$8,254
Postretirement Healthcare Benefits:
Service cost	$1,288	$1,201
Interest cost	1,626	2,336
Expected return on plan assets	(3,495)	(3,467)
Amortization of unrecognized:
Prior service credit	(581)	(595)
Net loss	264	123
Net periodic benefit cost	$(898)	$(402)
There are no required or planned voluntary qualified pension plan contributions for 2021. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.

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
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the United States Environmental Protection Agency (EPA). The associated cleanup plan documents were approved in February 2020 and the remaining cleanup activities are expected to begin later in 2021. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
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
17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended March 28, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive loss, before reclassifications	(17,074)	(50,737)	—	(67,811)
Income tax (expense) benefit	(264)	11,092	—	10,828
	(17,338)	(39,645)	—	(56,983)
Reclassifications:
Net loss on derivative financial instruments	—	73,586	—	73,586
Prior service credits(a)	—	—	(893)	(893)
Actuarial losses(a)	—	—	18,650	18,650
Reclassifications before tax	—	73,586	17,757	91,343
Income tax expense	—	(16,411)	(4,169)	(20,580)
	—	57,175	13,588	70,763
Other comprehensive (loss) income	(17,338)	17,530	13,588	13,780
Balance, end of period	$(24,927)	$(28,586)	$(416,124)	$(469,637)

	Three months ended March 29, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive loss, before reclassifications	(35,821)	(38,172)	—	(73,993)
Income tax benefit	1,366	8,267	—	9,633
	(34,455)	(29,905)	—	(64,360)
Reclassifications:
Net loss on derivative financial instruments	—	12,881	—	12,881
Prior service credits(a)	—	—	(867)	(867)
Actuarial losses(a)	—	—	16,495	16,495
Reclassifications before tax	—	12,881	15,628	28,509
Income tax expense	—	(2,821)	(3,669)	(6,490)
	—	10,060	11,959	22,019
Other comprehensive (loss) income	(34,455)	(19,845)	11,959	(42,341)
Balance, end of period	$(75,268)	$(34,431)	$(469,591)	$(579,290)
(a) Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 15
18. Business Segments
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
Select segment information is set forth below (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Motorcycles and Related Products:
Motorcycles revenue	$1,232,107	$1,099,788
Gross profit	420,485	318,920
Selling, administrative and engineering expense	193,546	234,353
Restructuring benefit	(593)	—
Operating income	227,532	84,567
Financial Services:
Financial Services revenue	190,400	198,456
Financial Services expense	71,531	175,510
Restructuring expense	227	—
Operating income	118,642	22,946
Operating income	$346,174	$107,513

Total assets for the Motorcycles and Financial Services segments were $2.4 billion and $8.9 billion, respectively, as of March 28, 2021, $2.5 billion and $9.5 billion, respectively, as of December 31, 2020, and $2.5 billion and $8.6 billion, respectively, as of March 29, 2020.
19. Supplemental Consolidating Data
The supplemental consolidating data is presented for informational purposes and is different than segment information due to the allocation of consolidating adjustments to the reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended March 28, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,238,468	$—	$(6,361)	$1,232,107
Financial Services	—	188,750	1,650	190,400
	1,238,468	188,750	(4,711)	1,422,507
Costs and expenses:
Motorcycles and Related Products cost of goods sold	811,622	—	—	811,622
Financial Services interest expense	—	55,707	—	55,707
Financial Services provision for credit losses	—	(22,474)	—	(22,474)
Selling, administrative and engineering expense	196,359	40,275	(4,790)	231,844
Restructuring (benefit) expense	(593)	227	—	(366)
	1,007,388	73,735	(4,790)	1,076,333
Operating income	231,080	115,015	79	346,174
Other income, net	277	—	—	277
Investment income	1,402	—	—	1,402
Interest expense	7,708	—	—	7,708
Income before income taxes	225,051	115,015	79	340,145
Provision for income taxes	55,996	25,005	—	81,001
Net income	$169,055	$90,010	$79	$259,144

	March 28, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$607,941	$1,712,704	$—	$2,320,645
Accounts receivable, net	603,273	—	(386,704)	216,569
Finance receivables, net	—	1,798,194	—	1,798,194
Inventories, net	470,997	—	—	470,997
Restricted cash	—	185,374	—	185,374
Other current assets	81,559	113,797	—	195,356
	1,763,770	3,810,069	(386,704)	5,187,135
Finance receivables, net	—	4,958,583	—	4,958,583
Property, plant and equipment, net	687,086	31,882	—	718,968
Pension and postretirement assets	105,910	—	—	105,910
Goodwill	65,157	—	—	65,157
Deferred income taxes	56,911	79,206	(730)	135,387
Lease assets	36,559	8,206	—	44,765
Other long-term assets	184,876	33,929	(95,722)	123,083
	$2,900,269	$8,921,875	$(483,156)	$11,338,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,722	$433,746	$(386,704)	$402,764
Accrued liabilities	443,529	125,768	1,143	570,440
Short-term deposits, net	—	93,887	—	93,887
Short-term debt	—	765,263	—	765,263
Current portion of long-term debt, net	—	1,622,243	—	1,622,243
	799,251	3,040,907	(385,561)	3,454,597
Long-term deposits, net	—	58,766	—	58,766
Long-term debt, net	744,149	4,733,942	—	5,478,091
Lease liabilities	22,461	7,600	—	30,061
Pension and postretirement liabilities	103,854	—	—	103,854
Deferred income taxes	7,166	1,516	—	8,682
Other long-term liabilities	179,525	46,920	2,106	228,551
Commitments and contingencies (Note 16)
Shareholders’ equity	1,043,863	1,032,224	(99,701)	1,976,386
	$2,900,269	$8,921,875	$(483,156)	$11,338,988

	Three months ended March 28, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$169,055	$90,010	$79	$259,144
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	37,778	2,443	—	40,221
Amortization of deferred loan origination costs	—	19,200	—	19,200
Amortization of financing origination fees	172	3,442	—	3,614
Provision for long-term employee benefits	7,090	—	—	7,090
Employee benefit plan contributions and payments	(9,885)	—	—	(9,885)
Stock compensation expense	8,174	794	—	8,968
Net change in wholesale finance receivables related to sales	—	—	(308,532)	(308,532)
Provision for credit losses	—	(22,474)	—	(22,474)
Deferred income taxes	3,811	9,812	(431)	13,192
Other, net	476	775	(80)	1,171
Changes in current assets and liabilities:
Accounts receivable, net	(388,688)	—	309,676	(79,012)
Finance receivables – accrued interest and other	—	8,947	—	8,947
Inventories, net	45,086	—	—	45,086
Accounts payable and accrued liabilities	104,486	354,507	(305,396)	153,597
Derivative financial instruments	(3,219)	(90)	—	(3,309)
Other	18,222	11,271	(3,730)	25,763
	(176,497)	388,627	(308,493)	(96,363)
Net cash (used) provided by operating activities	(7,442)	478,637	(308,414)	162,781
Cash flows from investing activities:
Capital expenditures	(18,427)	(386)	—	(18,813)
Origination of finance receivables	—	(1,923,911)	1,014,773	(909,138)
Collections on finance receivables	—	1,606,844	(706,359)	900,485
Other investing activities	733	—	—	733
Net cash used by investing activities	(17,694)	(317,453)	308,414	(26,733)

	Three months ended March 28, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(1,050,000)	—	(1,050,000)
Proceeds from securitization debt	—	597,411	—	597,411
Repayments of securitization debt	—	(291,346)	—	(291,346)
Repayments of asset-backed commercial paper	—	(66,894)	—	(66,894)
Net decrease in unsecured commercial paper	—	(262,517)	—	(262,517)
Net increase in credit facilities	—	15,629	—	15,629
Net increase in deposits	—	72,664	—	72,664
Dividends paid	(23,105)	—	—	(23,105)
Repurchase of common stock	(5,646)	—	—	(5,646)
Issuance of common stock under share-based plans	1,085	—	—	1,085
Net cash used by financing activities	(27,666)	(985,053)	—	(1,012,719)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,418)	255	—	(5,163)
Net decrease in cash, cash equivalents and restricted cash	$(58,220)	$(823,614)	$—	$(881,834)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$666,161	$2,743,007	$—	$3,409,168
Net decrease in cash, cash equivalents and restricted cash	(58,220)	(823,614)	—	(881,834)
Cash, cash equivalents and restricted cash, end of period	$607,941	$1,919,393	$—	$2,527,334

20. Subsequent Event
In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to the revocation of Binding Origin Information (BOI) rulings, effective April 19, 2021. Beginning in 2019, the Company has operated under BOIs which allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. Following the revocation, all non-electric motorcycles that Harley-Davidson imports into the EU, regardless of origin, will be subject to a total tariff rate of 31% from April 19, 2021 through May 31, 2021. This rate is expected to increase to 56% effective June 1, 2021. This ruling will effectively prohibit the Company from functioning competitively in the EU. The Company estimates the impact of the additional EU tariffs in 2021, if unmitigated, to be approximately $135 million and expects the impact to be approximately $200 million to $225 million on annual basis in future years. The Company is appealing the revocation of the BOIs. It has also sought temporary extended reliance on the 6% tariff rate for motorcycles produced in Thailand, ordered prior to April 19, 2021. There is no assurance that the appeal will be successful or that the Company will receive the extended reliance.

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
The “% Change” figures included in the Results of Operations section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented. Certain “% Change” deemed not meaningful (NM) have been excluded.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intend” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” in this Item 2 and in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the “Overview” and “Guidance” sections in this Item 2 are only made as of April 19, 2021 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 6, 2021), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company's net income was $259.1 million, or $1.68 per diluted share, in the first quarter of 2021, compared to $69.7 million, or $0.45 per diluted share, in the first quarter of 2020. The Motorcycles segment reported operating income of $227.5 million for the first quarter of 2021 which was up $143.0 million over the first quarter of 2020. Operating income from the Motorcycles segment for the first quarter of 2021 was favorably impacted by a 3.5% increase in wholesale motorcycle shipments, favorable product mix, lower sales incentives and reduced selling, administrative and engineering expenses. Operating income from the Financial Services segment in the first quarter of 2021 was $118.6 million, up 417.0% compared to the year-ago quarter due primarily to a lower provision for credit losses.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles in the first quarter of 2021 were up 9.4% compared to the first quarter of 2020 led by a 30.6% increase in the U.S., partially offset by declines in Europe/Middle East/Africa (EMEA) and Latin America. Refer to the Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.
The Company is pleased with the pace of recovery that it has experienced across the business as compared to prior year when the Company's results were adversely impacted by the onset of the COVID-19 pandemic. The Company continues to manage through the impacts of the COVID-19 pandemic keeping safety and community well-being at the forefront. The Company believes its actions during 2020 to reshape the business through The Rewire and its initial execution of The Hardwire 5-year strategic plan are having a positive impact on the Company's results. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for more information on The Rewire and The Hardwire.

Guidance(1)
Given the strong 2021 first quarter performance, the Company has increased its guidance for the full year. The decision to increase guidance was based on several key factors. First, the Company has better clarity on the cost impact of supply chain challenges and its ability to adapt to those challenges. Also, the economic outlook has improved with falling unemployment numbers, recent federal stimulus in the U.S. and continued progress on the global COVID-19 vaccine roll-out. The Company also has a better read on demand for its new model year 2021 motorcycles, which has been stronger than it had anticipated, particularly in the most profitable segments of Touring and Large Cruiser motorcycles. As a result, for the full-year 2021, the Company now expects:
•Motorcycles segment revenue growth of 30% to 35%, an increase from the previous guidance of 20% to 25%.
•Motorcycles segment operating income margin of 7% to 9%, up from the previous guidance of 5% to 7%, assuming the Company can successfully mitigate the impact of the additional European Union (EU) tariffs discussed below. This increase reflects an improved demand outlook and confidence in the Company's ability to continue navigating through the global supply chain headwinds.
•If the Company is unable to mitigate the impact of the additional EU tariffs to any extent in 2021, the Company expects Motorcycles segment operating income margin of 5% to 7%, in line with the original guidance.
•Financial Services segment operating income growth of 50% to 60%, an increase from the previous guidance of 10% to 15%, driven primarily by a favorable provision for credit losses.
Additionally, for the full-year 2021, the Company continues to expect capital expenditures of $190 million to $220 million.
Within 2021, the Company expects (a) approximately 60% of the total annual Motorcycles segment revenue to occur in the first half of the year driven by momentum from the model year 2021 launch through the riding season and (b) assuming the Company can successfully mitigate the impact of the additional EU tariffs discussed below, Motorcycles segment operating margin percent to be in the mid-teens during the first half of 2021 and near break-even in the second half of 2021.
In the second half of 2021, the Company expects retail inventory to decrease from its expected peak level at the end of the second quarter. In the fourth quarter the Company will prepare its manufacturing facilities to begin production of model year 2022 motorcycles. The Company believes the pattern for inventory and shipments in the second half of 2021 will be similar to what the Company experienced in the second half of 2020. In addition, during 2020, the Company benefited from cost reductions associated with COVID-19 pandemic cash preservation efforts, which started in the second quarter of 2020, and The Rewire restructuring savings, which started in the third quarter of 2020. Refer to "Restructuring Plan Costs and Savings" for additional discussion.
Additional EU Tariffs(1)
In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the EU, the Company would be subject to the revocation of Binding Origin Information (BOI) rulings, effective April 19, 2021. Beginning in 2019, the Company has operated under BOIs which allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. Following the revocation, all non-electric motorcycles that Harley-Davidson imports into the EU, regardless of origin, will be subject to a total tariff rate of 31% from April 19, 2021 through May 31, 2021. This rate is expected to increase to 56% effective June 1, 2021. This ruling will effectively prohibit the Company from functioning competitively in the EU. The Company estimates the impact of the additional EU tariffs in 2021, if unmitigated, to be approximately $135 million and expects the impact to be approximately $200 million to $225 million on annual basis in future years. The Company is appealing the revocation of the BOIs. It has also sought temporary extended reliance on the 6% tariff rate for motorcycles produced in Thailand, ordered prior to April 19, 2021. There is no assurance that the appeal will be successful or that the Company will receive the extended reliance.
COVID-19 Pandemic
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

Supply Chain – During the first quarter of 2021, the Company experienced some disruption and increased cost related to the adverse impacts of the COVID-19 pandemic on its global supply chain. To date, the Company has been successful in mitigating these disruptions to avoid material adverse impacts on its ability to produce and supply product. The Company expects the global supply chain disruptions to continue through the remainder of 2021, and the Company will continue to actively work to mitigate these impacts on its business.
Liquidity – The Company continues to closely monitor its liquidity in light of the COVID-19 pandemic. At the end the first quarter of 2021, the Company had $4.0 billion of available liquidity through cash, cash equivalents and availability under its credit and conduit facilities. Liquidity is discussed in more detail under Liquidity and Capital Resources.
Supporting Dealers and Riders – The Company's response and recovery plans have included supporting global dealers and customers. HDFS continues to work with qualified retail borrowers who have been impacted by the COVID-19 pandemic by offering short-term adjustments to payment due dates. These temporary extensions do not affect the associated interest rate or loan term. The volume of payment extensions on eligible retail loans has declined from the levels experienced during the second quarter and into the third quarter of 2020 but has not yet returned to pre-COVID-19 pandemic levels.
Safety – The Company continues to proactively manage through the COVID-19 pandemic and has implemented robust protocols to keep workers safe in its manufacturing facilities. Most non-production workers continue to work remotely in light of the COVID-19 pandemic.
Restructuring Plan Costs and Savings(1)
During 2020, the Company initiated certain restructuring activities as part of The Rewire including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global independent dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. These actions included restructuring expenses related to employee termination costs, contract termination costs and non-current asset adjustments. The workforce reduction resulted in the elimination of approximately 700 positions globally, including the termination of approximately 500 employees. In addition, the India action resulted in the termination of approximately 70 employees. The Company incurred approximately $130 million of restructuring expense in connection with these actions during 2020. The Company expects to incur total restructuring expenses for these actions of approximately $150 million, including approximately $20 million in 2021. The Company continues to expect annual ongoing gross savings resulting from these restructuring activities of approximately $115 million. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding the Company's restructuring activities.
Results of Operations for the Three Months Ended March 28, 2021
Compared to the Three Months Ended March 29, 2020
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 28, 2021	March 29, 2020	Increase (Decrease)	% Change
Operating income from Motorcycles and Related Products	$227,532	$84,567	$142,965	169.1%
Operating income from Financial Services	118,642	22,946	95,696	417.0
Operating income	346,174	107,513	238,661	222.0
Other income, net	277	155	122	78.7
Investment income (loss)	1,402	(5,347)	6,749	(126.2)
Interest expense	7,708	7,755	(47)	(0.6)
Income before income taxes	340,145	94,566	245,579	259.7
Provision for income taxes	81,001	24,871	56,130	225.7
Net income	$259,144	$69,695	$189,449	271.8%
Diluted earnings per share	$1.68	$0.45	$1.23	273.3%
During the first quarter of 2021, operating income increased $238.7 million, or 222.0%, compared to the same period last year, driven by strong performance in both the Motorcycles and the Financial Services segments. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.

Investment income increased $6.7 million in 2021 as compared to 2020, driven by higher income from investments in marketable securities.
The Company's effective income tax rate for the first quarter of 2021 was 23.8% compared to 26.3% for the same period in 2020. The decrease in the 2021 effective income tax rate as compared to 2020 was due to the increase in Income before provision for income taxes, resulting in discrete income tax adjustments having a reduced impact on the effective income tax rate for the quarter.
Diluted earnings per share was $1.68 in the first quarter of 2021, up 273.3% from diluted earnings per share of $0.45 for the same period last year. Diluted weighted average shares outstanding increased from 153.7 million in the first three months of 2020 to 154.5 million in the first three months of 2021.
Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	March 31, 2021	March 31, 2020	Increase (Decrease)	% Change
United States	30,983	23,732	7,251	30.6%
Canada	1,799	1,466	333	22.7
North America	32,782	25,198	7,584	30.1
Europe/Middle East/Africa (EMEA)	4,943	7,730	(2,787)	(36.1)
Asia Pacific	5,793	5,752	41	0.7
Latin America	717	1,759	(1,042)	(59.2)
	44,235	40,439	3,796	9.4%
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
Worldwide retail sales of new Harley-Davidson motorcycles were up 9.4% during the first quarter of 2021 compared to the same period last year, when results were first impacted by the initial effects of the COVID-19 pandemic. The increase in retail sales during 2021 was led by the U.S. market which was positively impacted by the Company's shift in new model year launch timing from August to the first quarter of 2021 and strong demand for the Company's new model year Touring and Large Cruiser motorcycles. Retail sales in EMEA declined compared to the same quarter last year due to the Company's decision not to continue selling Street or Sportster motorcycles in Europe, shipping delays, as well as continued COVID-19 pandemic lockdowns. Latin America retail sales were adversely impacted during the first quarter of 2021 by the reduction of independent dealers and pricing actions executed as part of The Rewire actions in 2020 to restore profitability in those markets.
Across the independent dealer network, worldwide retail inventory of new Harley-Davidson motorcycles was down approximately 50% at the end of March 2021 compared to March 2020 behind the Company's new approach to supply and inventory management which was implemented in the second quarter of 2020. Retail inventory at the end of March 2021 was up approximately 60% over the end of December 2020, as the Company worked to build inventory ahead of the riding season. The Company expects retail inventory at the end of the second and third quarters of 2021 to be lower than average historical levels. The Company believes its approach to inventory management is continuing to improve profitability and strengthen retail pricing, with 2021 first quarter retail motorcycle transaction pricing in the U.S. up for all families, most of which are at or near Manufacturer's Suggested Retail Prices.

Motorcycle Registration Data and Market Share – 601+cc(a)
Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Three months ended
	March 31, 2021	March 31, 2020	Increase (Decrease)	% Change
Industry new motorcycle registrations:
United States(b)	63,412	47,232	16,180	34.3%
Europe(c)	100,341	95,504	4,837	5.1%

Harley-Davidson market share data:
United States(b)	48.3%	48.9%	(0.6)	pts.
Europe(c)	3.9%	7.6%	(3.7)	pts.
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Three months ended
	March 28, 2021		March 29, 2020		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	40,153	73.3%	33,024	62.3%	7,129	21.6%

Worldwide motorcycle shipments:
Touring motorcycle units	27,316	49.8%	21,597	40.8%	5,719	26.5%
Cruiser motorcycle units(a)	20,468	37.3%	20,131	38.0%	337	1.7
Sportster® / Street motorcycle units	7,026	12.9%	11,245	21.2%	(4,219)	(37.5)
	54,810	100.0%	52,973	100.0%	1,837	3.5%
(a) Includes Softail®, CVOTM, and LiveWireTM
The Company shipped 54,810 Harley-Davidson motorcycles worldwide during the first quarter of 2021, which was 3.5% higher than the same period in 2020 reflecting the positive impact of the change in new model year launch timing from August to the first quarter of 2021. In addition, wholesale shipments in the first quarter of 2020 were adversely impacted by the temporary suspension of the Company's global manufacturing operations in March 2020 resulting from the COVID-19 pandemic. The mix of Touring and Cruiser motorcycles shipped during the first quarter of 2021 increased as a percent of total shipments while the mix of Sportster/Street motorcycles decreased compared to the same period last year.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	March 28, 2021	March 29, 2020	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,016,334	$899,365	$116,969	13.0%
Parts & Accessories	149,859	134,685	15,174	11.3
General Merchandise	50,323	49,160	1,163	2.4
Licensing	5,512	8,029	(2,517)	(31.3)
Other	10,079	8,549	1,530	17.9
	1,232,107	1,099,788	132,319	12.0
Cost of goods sold	811,622	780,868	30,754	3.9
Gross profit	420,485	318,920	101,565	31.8
Operating expenses:
Selling & administrative expense	152,689	185,577	(32,888)	(17.7)
Engineering expense	40,857	48,776	(7,919)	(16.2)
Restructuring benefit	(593)	—	(593)	NM
	192,953	234,353	(41,400)	(17.7)
Operating income	$227,532	$84,567	$142,965	169.1%
Operating margin	18.5%	7.7%	10.8	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2020 to the first three months of 2021 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 29, 2020	$1,100	$781	$319
Volume	35	25	10
Price and sales incentives, net of related costs	13	(4)	17
Foreign currency exchange rates and hedging	19	11	8
Shipment mix	65	8	57
Raw material prices	—	1	(1)
Manufacturing and other costs	—	(11)	11
	132	30	102
Three months ended March 28, 2021	$1,232	$811	$421
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2020 to the first three months of 2021 were as follows:
•The increase in volume was due to higher wholesale motorcycle shipments and higher Parts & Accessories sales.
•During the first three months of 2021, revenue benefited from lower sales incentives.
•Revenue was favorably impacted by stronger foreign currency exchange rates relative to the U.S. dollar. The favorable revenue benefit was partially offset by unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix between motorcycle families had a favorable impact on gross profit during the first quarter of 2021 as the increased contribution from Touring models more than offset the impact of unit declines of less profitable small Cruiser models.
•Manufacturing and other costs benefited from cost savings resulting from the Company's 2020 restructuring actions and lower tariff costs, partially offset by higher COVID-19 pandemic related supply chain costs.

Operating expenses were lower in the first quarter of 2021 compared to the same period in 2020 due primarily to lower costs as a result of the Company's 2020 restructuring actions and a shift in the timing of expenses, related to initiatives under The Hardwire, to subsequent quarters in 2021. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding restructuring activities.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020	(Decrease) Increase	% Change
Revenue:
Interest income	$159,814	$170,001	$(10,187)	(6.0)%
Other income	30,586	28,455	2,131	7.5
	190,400	198,456	(8,056)	(4.1)
Expenses:
Interest expense	55,707	52,473	3,234	6.2
Provision for credit losses	(22,474)	79,419	(101,893)	(128.3)
Operating expense	38,298	43,618	(5,320)	(12.2)
Restructuring expense	227	—	227	NM
	71,758	175,510	(103,752)	(59.1)
Operating income	$118,642	$22,946	$95,696	417.0%
Interest income was unfavorable in the first quarter of 2021, primarily due to lower average outstanding finance receivables, partially offset by a higher average yield. Other income increased due in part to higher insurance income. Interest expense increased due to higher average outstanding debt, partially offset by a lower cost of funds.
The provision for credit losses decreased $101.9 million compared to the first quarter of 2021 driven primarily by improving economic conditions during the first quarter of 2021 and favorable retail credit loss performance. The provision for credit losses was favorable as a result of improvement in the U.S. economy and the Company’s outlook on future economic conditions. However, there is uncertainty surrounding the pace of economic recovery as demonstrated by unemployment levels above those experienced prior to the COVID-19 pandemic and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, the Company considered various third-party economic forecast scenarios and applied a probability-weighting to those economic forecast scenarios. At the end of the first quarter of 2021, the Company's outlook on economic conditions included economic improvement; however, the pace of economic recovery remains uncertain. As a result, the Company included some adverse economic conditions in its economic scenario weighting. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
The 30-day delinquency rate for retail motorcycle loans at March 28, 2021 was 2.14% compared to 3.37% at March 29, 2020. The improved delinquency rate was primarily driven by the benefits provided by U.S. federal stimulus packages as well as continued COVID-19 pandemic-related extensions granted to help customers get through financial difficulties associated with the pandemic. During the first quarter of 2021, the volume of payment extensions declined from the levels experienced during the second quarter and into the third quarter of 2020 but has not yet returned to pre-COVID-19 pandemic levels. The Company continues to grant payment extensions to customers in accordance with its policies. Annualized credit losses for the Company's retail motorcycle loans were 1.46% through March 28, 2021 compared to 2.73% through March 29, 2020. The favorable retail credit loss performance was due to the low delinquency levels as well as improved used motorcycle values at auction due to a limited supply of new and used motorcycles.
Operating expenses decreased $5.3 million compared to the first quarter of 2020 as the Company aggressively managed costs and benefited from lower costs resulting from the Company's 2020 restructuring actions. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding restructuring activities.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Balance, beginning of period	$390,936	$198,581
Cumulative effect of change in accounting(a)	—	100,604
Provision for credit losses	(22,474)	79,419
Charge-offs, net of recoveries	(22,229)	(43,108)
Balance, end of period	$346,233	$335,496
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
Liquidity and Capital Resources(1)
The Company's response to the COVID-19 pandemic included actions implemented during 2020 to preserve cash and secure additional liquidity. The Company continues to monitor its liquidity in light of uncertainty related to the potential impacts of the COVID-19 pandemic. Based on the Company's current outlook, for both the near and longer terms, it expects Motorcycles segment operations to continue to be funded primarily through cash flows generated by operations and Financial Services segment operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and deposits.(1)
The Company's cash allocation priorities are first to fund growth through The Hardwire initiatives, then to reward shareholders through dividends. In addition, given the Company’s strong cash position, it will be evaluating share repurchases and may choose to repurchase shares.
The Company's strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. In response to liquidity concerns related to the COVID-19 pandemic, the Company increased its cash and cash equivalents during 2020. The Company's cash and cash equivalents remain elevated at the end of March 2021, but during the first quarter of 2021, the Company began to gradually reduce its cash and cash equivalents from December 2020 levels. The Company’s cash and cash equivalents and availability under its credit and conduit facilities at March 28, 2021 were as follows (in thousands):

Cash and cash equivalents	$2,320,645

Availability under credit and conduit facilities:
Credit facilities	999,737
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	71,895
$3,992,277
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of March 28, 2021 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A3	BBB-	Stable
Fitch	F2	BBB+	Negative
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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Net cash provided (used) by operating activities	$162,781	$(8,582)
Net cash (used) provided by investing activities	(26,733)	28,288
Net cash (used) provided by financing activities	(1,012,719)	655,508
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,163)	(5,732)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(881,834)	$669,482
Operating Activities
The increase in net cash from operating activities for the first three months of 2021 compared to the same period in 2020 reflects benefits from improved net income and favorable changes in working capital, including lower inventory. The Company continues to expect that it will generate sufficient cash inflows from operations to fund its ongoing operating cash requirements including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. There are no required qualified pension plan contributions in 2021. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company has a liability for unrecognized tax benefits of $51.4 million and related accrued interest and penalties of $26.1 million as of March 28, 2021. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $18.8 million in the first three months of 2021 compared to $32.9 million in the same period last year. The Company's 2021 plan includes estimated capital expenditures between $190 million to $220 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows from finance receivables for the first quarter of 2021 were $69.9 million higher compared to the same period last year due primarily to higher retail finance receivable originations. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.

Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.15 and $0.38 per share totaling $23.1 million and $58.8 million during the first three months of 2021 and 2020, respectively.
In the first quarter of 2020, the Company suspended discretionary share repurchases; as a result, there have been no discretionary share repurchases in 2021 or 2020. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units during the first three months of 2021 and 2020 were $5.6 million or 0.2 million shares and $7.1 million or 0.2 million shares, respectively. As of March 28, 2021, there were 18.2 million shares remaining on board-approved share repurchase authorizations.
Financing cash flows related to debt and deposit activity resulted in net cash outflows of $985.1 million in the first three months of 2021 compared to net cash inflows of $721.4 million in the first three months of 2020. The Company’s total outstanding debt and deposits consisted of the following (in thousands):

	March 28, 2021	March 29, 2020
Outstanding debt:
Global credit facility borrowings	$15,462	$—
Unsecured commercial paper	749,801	1,335,664
Asset-backed Canadian commercial paper conduit facility	102,543	155,243
Asset-backed U.S. commercial paper conduit facilities	350,648	600,000
Asset-backed securitization debt, net	2,099,258	1,156,845
Medium-term notes, net	3,803,736	4,148,984
Senior notes, net	744,149	743,466
	$7,865,597	$8,140,202

Deposits, net	$152,653	$—
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 7 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – During 2020, HDFS began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $152.7 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 28, 2021. There were no deposits as of March 29, 2020. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Credit Facilities – In April 2020, the Company entered into a $707.5 million five-year credit facility to replace the $765.0 million five-year credit facility that was due to mature in April 2021. The new five-year credit facility matures in April 2025. At March 28, 2021, the Company had borrowings of $15.5 million outstanding under this facility, which the Company repaid in full on April 7, 2021. The Company also amended its $780.0 million five-year credit facility in April 2020 to $707.5 million with no change to the maturity date of April 2023. Additionally, the Company has a $350.0 million 364-day credit facility which matures in May 2021. The five-year credit facilities (together, the Global Credit Facilities), as well as the $350.0 million 364-day credit facility, bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities and the $350.0 million 364-day credit facility also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.40 billion as of March 28, 2021 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities or the $350.0 million 364-day credit facility, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at March 28, 2021 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$350,000	3.55%	May 2018	May 2021
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$762,996(a)	4.94%	May 2020	May 2023
$704,304(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at March 28, 2021
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at March 28, 2021
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $13.6 million and $11.0 million at March 28, 2021 and March 29, 2020, respectively. During the first quarter of 2021, $600.0 million of 2.85% medium-term notes and $450.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2020, $600.0 million of 2.15% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$220.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 28, 2021, the Canadian Conduit has an expiration date of June 25, 2021.
There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2021. During the first quarter of 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million.

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
There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2021. During the first quarter of 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 28, 2021, the U.S. Conduit Facility has an expiration date of November 19, 2021.
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
During the first quarter of 2021, the Company transferred $663.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $600.0 million, or $597.4 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction. During the first quarter of 2020, the Company transferred $580.2 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $525.0 million, or $522.7 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction.
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
As of March 28, 2021, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic, including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic; and (ii) the Company’s ability to: (A) execute its business plans and strategies, including The Hardwire, successfully execute its remodeled approach to supply and inventory management, and strengthen its existing business while allowing for desirable growth; (B) mitigate the impact of the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and favorably resolve risks and uncertainties related to the revocation of the BOI decisions including, among other: (1) uncertainties regarding the quantity and mix of motorcycles that the Company imports into the EU; (2) uncertainties regarding the import prices of motorcycles; (3) whether the Company will be granted temporary relief from the effect of the revocation of the BOI decisions; (4) whether the Company will be successful in appealing the revocation of the BOI decisions; (5) uncertainties regarding the size and duration of the EU tariffs; and (6) whether and to what extent the Company determines to attempt to pass on the impact of the revocation to dealers and its success in doing so; (C) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (D) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (E) successfully carry out its global manufacturing and assembly operations; (F) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Touring, large Cruiser and Trike, and growing its complementary businesses; (G) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (H) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (I) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters; (J) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (K) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure; (L) successfully manage and reduce costs throughout the business; (M) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment; (N) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (O) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (P) develop and maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (Q) manage and predict the impact that new or adjusted tariffs may have on the Company’s ability to sell products internationally, and the cost of raw materials and components; (R) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (S) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (T) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (U) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (V) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (W) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio; (X) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (Y) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (Z) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (AA) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (BB) manage its exposure to product liability claims and commercial or contractual disputes; (CC) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (DD) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company’s complex global supply chain; and (EE) successfully develop and launch the pre-owned motorcycle program, Harley-Davidson Certified.
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
Refer to Item 1A. Risk Factors of this report and Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
Motorcycles and Related Products Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Motorcycles segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Thai baht, Indian rupee, Singapore dollar and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on Motorcycles segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. There have been no material changes to the foreign currency exchange rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The Company purchases commodities for the use in the production of motorcycles. As a result, Motorcycles segment operating results are affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. There have been no material changes to the commodity market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Services Segment
The Company has interest rate sensitive financial instruments including financial receivables, debt and interest rate derivative financial instruments. As a result, Financial Services operating income is affected by changes in interest rates. The Company utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its asset-backed securitization transactions. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
HDFS also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates which it does not hedge. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The Company has foreign denominated medium-term notes. As a result, Financial Services operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At March 28, 2021, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further information concerning the Company's market risk.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended March 28, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 16 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which have not materially changed except as set forth below.
•Trade policies and changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may continue to have a material adverse impact on our business, results of operations and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. To date, the European Union (EU) has placed a 25% incremental tariff (31% total tariff) on motorcycles imported into the EU from the U.S. and that is scheduled to increase to a 50% incremental tariff (56% total tariff) effective June 1, 2021. Shipments of motorcycles to the European Union are a significant portion of the Company’s total motorcycles sales. Beginning in 2019, the Company obtained regulatory approvals, reflected in five Binding Origin Information (BOI) rulings, that allowed it to supply its EU markets with certain of its motorcycles produced at its Thailand facilities at tariff rates of 6%. In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union, the Company would be subject to the revocation of the BOI rulings, effective April 19, 2021. Following the revocation, non-electric motorcycles Harley-Davidson imports into the European Union, regardless of origin, will be subject to a total tariff rate of 31% from April 19, 2021 to May 31, 2021. This rate is expected to increase to 56% effective June 1, 2021. This ruling will effectively prohibit the Company from functioning competitively in the European Union. The Company is appealing the revocation of the BOIs. It has also sought temporary extended reliance on the 6% tariff rate, for motorcycles produced in Thailand and ordered prior to April 19, 2021. There is no assurance that the appeal will be successful or that the Company will receive the extended reliance. The full impact of the revocation is subject to uncertainties that include the following, among other factors: (i) uncertainties regarding the quantity and mix of motorcycles that the Company imports into the EU; (ii) uncertainties regarding the import prices of motorcycles; (iii) whether the Company will be granted extended reliance on the 6% tariff rate for motorcycles ordered prior to April 19, 2021; (iv) whether the Company will be successful in appealing the revocation of the BOI rulings; (v) uncertainties regarding the size and duration of the EU tariffs; and (vi) whether and to what extent the Company determines to attempt to pass on the impact of the revocation to dealers and its success in doing so.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended March 28, 2021:

2021 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	2,815	$36	2,815	18,246,721
February 1 to February 28	154,562	$36	154,562	18,246,721
March 1 to March 28	479	$36	479	18,246,721
	157,856	$36	157,856
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of March 28, 2021, 18.2 million shares remained under these authorizations. The Company repurchased no shares on a discretionary basis during the quarter ended March 28, 2021.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2021, the Company acquired 157,856 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance share units.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through May 28, 2020
3.2	Harley-Davidson By-Laws, as amended through May 28, 2020 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 28, 2020 (File No. 1-9183))
10.1*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended and restated effective May 10, 2018 (incorporated herein by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A for the Company's Annual Meeting of Shareholders held May 10, 2018 filed on March 29, 2018 (File No. 1-9183))
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 6, 2021	/s/ Gina Goetter
Gina Goetter
Chief Financial Officer
(Principal financial officer)

Date: May 6, 2021	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)