Form 10-Q
period 2021-06-27
HARLEY-DAVIDSON, INC.
filed 2021-08-05
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 153,845,993 shares of common stock as of July 30, 2021.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended June 27, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenue:
Motorcycles and Related Products	$1,331,500	$669,274	$2,563,607	$1,769,062
Financial Services	200,558	195,953	390,958	394,409
	1,532,058	865,227	2,954,565	2,163,471
Costs and expenses:
Motorcycles and Related Products cost of goods sold	924,449	561,646	1,736,071	1,342,514
Financial Services interest expense	48,621	62,187	104,328	114,660
Financial Services provision for credit losses	16,201	91,179	(6,273)	170,598
Selling, administrative and engineering expense	261,509	224,365	493,353	502,336
Restructuring expense	918	41,949	552	41,949
	1,251,698	981,326	2,328,031	2,172,057
Operating income (loss)	280,360	(116,099)	626,534	(8,586)
Other income, net	690	156	967	311
Investment income	2,731	5,757	4,133	410
Interest expense	7,722	7,769	15,430	15,524
Income (loss) before provision for income taxes	276,059	(117,955)	616,204	(23,389)
Income tax provision (benefit)	69,719	(25,738)	150,720	(867)
Net income (loss)	$206,340	$(92,217)	$465,484	$(22,522)
Earnings (net loss) per share:
Basic	$1.34	$(0.60)	$3.03	$(0.15)
Diluted	$1.33	$(0.60)	$3.01	$(0.15)
Cash dividends per share	$0.15	$0.02	$0.30	$0.40
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income (loss)	$206,340	$(92,217)	$465,484	$(22,522)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,415	21,443	(15,923)	(13,012)
Derivative financial instruments	(502)	(6,309)	17,028	(26,154)
Pension and postretirement benefit plans	13,587	11,958	27,175	23,917
	14,500	27,092	28,280	(15,249)
Comprehensive income (loss)	$220,840	$(65,125)	$493,764	$(37,771)
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 27, 2021	December 31, 2020	June 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,741,968	$3,257,203	$3,856,597
Accounts receivable, net	263,453	143,082	271,431
Finance receivables, net of allowance of $64,099, $72,632, and $75,563	1,629,636	1,509,539	1,901,620
Inventories, net	457,648	523,497	429,339
Restricted cash	152,411	131,642	189,712
Other current assets	224,488	280,470	163,135
	4,469,604	5,845,433	6,811,834
Finance receivables, net of allowance of $294,712, $318,304, and $335,452	5,259,318	4,933,469	5,078,371
Property, plant and equipment, net	694,378	743,784	816,989
Pension and postretirement assets	120,542	95,711	73,589
Goodwill	65,395	65,976	64,192
Deferred income taxes	131,534	158,538	141,566
Lease assets	41,210	45,203	53,031
Other long-term assets	127,245	122,487	116,580
	$10,909,226	$12,010,601	$13,156,152
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$430,876	$290,904	$317,462
Accrued liabilities	587,740	557,214	586,214
Short-term deposits, net	101,672	79,965	17,996
Short-term debt	749,037	1,014,274	1,547,388
Current portion of long-term debt, net	1,581,826	2,039,597	2,186,037
	3,451,151	3,981,954	4,655,097
Long-term deposits, net	157,701	—	—
Long-term debt, net	4,745,024	5,932,933	6,488,499
Lease liabilities	21,708	30,115	36,394
Pension and postretirement liabilities	105,833	114,206	126,997
Deferred income taxes	8,913	8,607	6,219
Other long-term liabilities	234,624	220,001	219,241
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	1,693	1,685	1,834
Additional paid-in-capital	1,531,456	1,507,706	1,494,259
Retained earnings	1,704,098	1,284,823	2,031,329
Accumulated other comprehensive loss	(455,137)	(483,417)	(552,198)
Treasury stock, at cost	(597,838)	(588,012)	(1,351,519)
	2,184,272	1,722,785	1,623,705
	$10,909,226	$12,010,601	$13,156,152

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 27, 2021	December 31, 2020	June 28, 2020
Balances held by consolidated variable interest entities (Note 12):
Finance receivables, net - current	$506,069	$530,882	$631,474
Other assets	$3,248	$3,753	$2,430
Finance receivables, net - non-current	$1,777,060	$1,889,472	$2,531,323
Restricted cash - current and non-current	$164,816	$142,892	$199,748
Current portion of long-term debt, net	$606,117	$608,987	$750,474
Long-term debt, net	$1,412,916	$1,585,174	$2,251,473
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 27, 2021	June 28, 2020
Net cash provided by operating activities (Note 7)	$644,300	$610,203
Cash flows from investing activities:
Capital expenditures	(37,568)	(67,026)
Origination of finance receivables	(2,294,500)	(1,869,569)
Collections on finance receivables	1,944,364	1,785,698
Other investing activities	2,425	(381)
Net cash used by investing activities	(385,279)	(151,278)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,396,602
Repayments of medium-term notes	(1,400,000)	(1,400,000)
Proceeds from securitization debt	597,411	2,064,450
Repayments of securitization debt	(664,685)	(369,613)
Borrowings of asset-backed commercial paper	—	225,187
Repayments of asset-backed commercial paper	(143,256)	(143,306)
Net (decrease) increase in unsecured commercial paper	(262,452)	831,354
Net increase in credit facilities	84	150,000
Net increase in deposits	179,329	17,995
Dividends paid	(46,209)	(61,917)
Repurchase of common stock	(10,911)	(7,156)
Issuance of common stock under share-based plans	4,324	41
Net cash (used) provided by financing activities	(1,746,365)	2,703,637
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,878)	(382)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,494,222)	$3,162,180

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$3,409,168	$905,366
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,494,222)	3,162,180
Cash, cash equivalents and restricted cash, end of period	$1,914,946	$4,067,546

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,741,968	$3,856,597
Restricted cash	152,411	189,712
Restricted cash included in Other long-term assets	20,567	21,237
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,914,946	$4,067,546
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2020	168,503,526	$1,685	$1,507,706	$1,284,823	$(483,417)	$(588,012)	$1,722,785
Net income	—	—	—	259,144	—	—	259,144
Other comprehensive income, net of tax (Note 17)	—	—	—	—	13,780	—	13,780
Dividends ($0.15 per share)	—	—	—	(23,105)	—	—	(23,105)
Repurchase of common stock	—	—	—	—	—	(5,646)	(5,646)
Share-based compensation	483,326	5	9,423	—	—	—	9,428
Balance, March 28, 2021	168,986,852	1,690	1,517,129	1,520,862	(469,637)	(593,658)	1,976,386
Net income	—	—	—	206,340	—	—	206,340
Other comprehensive income, net of tax (Note 17)	—	—	—	—	14,500	—	14,500
Dividends ($0.15 per share)	—	—	—	(23,104)	—	—	(23,104)
Repurchase of common stock	—	—	—	—	—	(5,265)	(5,265)
Share-based compensation	322,015	3	14,327	—	—	1,085	15,415
Balance, June 27, 2021	169,308,867	$1,693	$1,531,456	$1,704,098	$(455,137)	$(597,838)	$2,184,272
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2019	182,816,536	$1,828	$1,491,004	$2,193,997	$(536,949)	$(1,345,881)	$1,803,999
Net income	—	—	—	69,695	—	—	69,695
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(42,341)	—	(42,341)
Dividends ($0.38 per share)	—	—	—	(58,817)	—	—	(58,817)
Repurchase of common stock	—	—	—	—	—	(7,071)	(7,071)
Share-based compensation	585,053	6	4,137	—	—	604	4,747
Cumulative effect of change in accounting	—	—	—	(78,229)	—	—	(78,229)
Balance, March 29, 2020	183,401,589	1,834	1,495,141	2,126,646	(579,290)	(1,352,348)	1,691,983
Net loss	—	—	—	(92,217)	—	—	(92,217)
Other comprehensive income, net of tax (Note 17)	—	—	—	—	27,092	—	27,092
Dividends ($0.02 per share)	—	—	—	(3,100)	—	—	(3,100)
Repurchase of common stock	—	—	—	—	—	(85)	(85)
Share-based compensation	9,615	—	(882)	—	—	914	32
Balance, June 28, 2020	183,411,204	$1,834	$1,494,259	$2,031,329	$(552,198)	$(1,351,519)	$1,623,705
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
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of June 27, 2021 and June 28, 2020, the Consolidated statements of operations for the three and six month periods then ended, the Consolidated statements of comprehensive income (loss) for the three and six month periods then ended, the Consolidated statements of cash flows for the six month periods then ended, and the Consolidated statements of shareholders' equity for the three and six month periods then ended.
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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world, and it was recognized as a pandemic in March 2020. The COVID-19 pandemic has restricted the level of economic activity in the U.S. and around the world and the full extent of its impact is not yet known. Certain estimates used in the preparation of financial results for the period ending June 27, 2021 could be impacted in future periods as a result of the COVID-19 pandemic.
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
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Motorcycles and Related Products Revenue:
Motorcycles	$1,029,709	$446,738	$2,046,043	$1,346,103
Parts & Accessories	222,670	168,708	372,529	303,393
General Merchandise	55,631	37,805	105,954	86,965
Licensing	8,872	4,903	14,384	12,932
Other	14,618	11,120	24,697	19,669
	1,331,500	669,274	2,563,607	1,769,062
Financial Services Revenue:
Interest income	167,728	168,261	327,542	338,262
Other	32,830	27,692	63,416	56,147
	200,558	195,953	390,958	394,409
	$1,532,058	$865,227	$2,954,565	$2,163,471
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

	June 27, 2021	June 28, 2020
Balance, beginning of period	$36,614	$29,745
Balance, end of period	$38,934	$31,143
Previously deferred revenue recognized as revenue in the three months ended June 27, 2021 and June 28, 2020 was $5.7 million and $7.9 million, respectively, and $11.8 million and $14.7 million in the six months ended June 27, 2021 and June 28, 2020, respectively. The Company expects to recognize approximately $15.9 million of the remaining unearned revenue over the next 12 months and $23.1 million thereafter.
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

Since the inception of the restructuring activities in 2020 through the six months ended June 27, 2021, the Company has incurred cumulative restructuring expenses of $130.6 million. This includes restructuring expense by segment as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Motorcycles and Related Products	$807	$41,005	$214	$41,005
Financial Services	111	944	338	944
	$918	$41,949	$552	$41,949
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
Changes in accrued restructuring expenses, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows (in thousands):

	Three months ended June 27, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$3,007	$4,467	$—	$7,474
Restructuring (benefit) expense	(22)	664	276	918
Utilized – cash	(1,685)	(3,008)	—	(4,693)
Utilized – non cash	—	—	(276)	(276)
Foreign currency changes	(54)	(39)	—	(93)
Balance, end of period	$1,246	$2,084	$—	$3,330

	Three months ended June 28, 2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	25,321	14,270	2,358	41,949
Utilized – cash	—	—	—	—
Utilized – non cash	—	—	(2,358)	(2,358)
Foreign currency changes	(23)	—	—	(23)
Balance, end of period	$25,298	$14,270	$—	$39,568

	Six months ended June 27, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$7,724	$16,196	$—	$23,920
Restructuring (benefit) expense	(966)	1,769	(251)	552
Utilized – cash	(5,346)	(15,790)	—	(21,136)
Utilized – non cash	—	—	251	251
Foreign currency changes	(166)	(91)	—	(257)
Balance, end of period	$1,246	$2,084	$—	$3,330

	Six months ended June 28, 2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	25,321	14,270	2,358	41,949
Utilized – cash	—	—	—	—
Utilized – non cash	—	—	(2,358)	(2,358)
Foreign currency changes	(23)	—	—	(23)
Balance, end of period	$25,298	$14,270	$—	$39,568
5. Income Taxes
The Company’s effective income tax rate for the six months ended June 27, 2021 was 24.5% compared to 3.7% for the six months ended June 28, 2020. The effective income tax rate for the six months ended June 28, 2020 was impacted by discrete income tax expenses recorded during the period, including adjustments related to the reassessment of the realizability of certain deferred tax assets, which reduced the Company's income tax benefit for the period. The effective income tax rate for the six months ended June 27, 2021 was determined based on the Company's current projections for full-year 2021 financial results.
6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income (loss)	$206,340	$(92,217)	$465,484	$(22,522)

Basic weighted-average shares outstanding	153,748	153,199	153,616	153,103
Effect of dilutive securities – employee stock compensation plan	1,345	—	1,178	—
Diluted weighted-average shares outstanding	155,093	153,199	154,794	153,103
Net earnings (loss) per share:
Basic	$1.34	$(0.60)	$3.03	$(0.15)
Diluted	$1.33	$(0.60)	$3.01	$(0.15)
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.5 million and 2.4 million shares for the three months ended June 27, 2021 and June 28, 2020, respectively, and 0.5 million and 2.4 million shares for the six months ended June 27, 2021 and June 28, 2020, respectively.
7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	June 27, 2021	December 31, 2020	June 28, 2020
Mutual funds	$52,434	$52,061	$48,725
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

Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories, net consisted of the following (in thousands):

	June 27, 2021	December 31, 2020	June 28, 2020
Raw materials and work in process	$245,562	$211,979	$199,300
Motorcycle finished goods	187,708	281,132	180,895
Parts & Accessories and General Merchandise	78,461	84,469	105,570
Inventory at lower of FIFO cost or net realizable value	511,731	577,580	485,765
Excess of FIFO over LIFO cost	(54,083)	(54,083)	(56,426)
	$457,648	$523,497	$429,339
Deposits – Beginning in 2020, HDFS began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $259.4 million, $80.0 million and $18.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 27, 2021, December 31, 2020, and June 28, 2020, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of June 27, 2021 were as follows (in thousands):

2021	$57,920
2022	44,000
2023	44,000
2024	51,500
2025	—
Thereafter	62,717
Unamortized fees	(764)
$259,373

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Six months ended
	June 27, 2021	June 28, 2020
Cash flows from operating activities:
Net income (loss)	$465,484	$(22,522)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	81,323	95,454
Amortization of deferred loan origination costs	40,089	33,796
Amortization of financing origination fees	7,224	6,661
Provision for long-term employee benefits	13,366	15,704
Employee benefit plan contributions and payments	(11,055)	(3,678)
Stock compensation expense	23,340	4,568
Net change in wholesale finance receivables related to sales	(129,819)	166,049
Provision for credit losses	(6,273)	170,598
Deferred income taxes	12,732	(19,461)
Other, net	(2,065)	(7,756)
Changes in current assets and liabilities:
Accounts receivable, net	(124,738)	(15,747)
Finance receivables – accrued interest and other	9,691	(2,985)
Inventories, net	58,366	163,700
Accounts payable and accrued liabilities	196,606	10,664
Other	10,029	15,158
	178,816	632,725
Net cash provided by operating activities	$644,300	$610,203
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
Finance receivables, net were as follows (in thousands):

	June 27, 2021	December 31, 2020	June 28, 2020
Retail finance receivables	$6,663,518	$6,344,195	$6,520,919
Wholesale finance receivables	584,247	489,749	870,087
	7,247,765	6,833,944	7,391,006
Allowance for credit losses	(358,811)	(390,936)	(411,015)
	$6,888,954	$6,443,008	$6,979,991

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
The Company considers various economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Changes in the Company’s outlook on economic conditions impacted the retail and wholesale estimates for expected credit losses at June 27, 2021. During the second quarter of 2021, the U.S. economy and the Company’s outlook on economic conditions improved from the first quarter of 2021; however, the pace of economic recovery remains uncertain as demonstrated by unemployment levels that remain higher than those experienced prior to the COVID-19 pandemic and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of the second quarter of 2021, the Company’s outlook on economic conditions included economic improvement with an emphasis on a slower path to economic recovery in its economic scenario weighting.
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended June 27, 2021			Six months ended June 27, 2021
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$327,060	$19,173	$346,233	$371,738	$19,198	$390,936
Provision for credit losses	19,053	(2,852)	16,201	(3,396)	(2,877)	(6,273)
Charge-offs	(17,107)	—	(17,107)	(51,696)	—	(51,696)
Recoveries	13,484	—	13,484	25,844	—	25,844
Balance, end of period	$342,490	$16,321	$358,811	$342,490	$16,321	$358,811
	Three months ended June 28, 2020			Six months ended June 28, 2020
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$311,368	$24,128	$335,496	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	—	—	—	95,558	5,046	100,604
Provision for credit losses	94,050	(2,871)	91,179	164,467	6,131	170,598
Charge-offs	(29,859)	—	(29,859)	(85,074)	—	(85,074)
Recoveries	14,199	—	14,199	26,306	—	26,306
Balance, end of period	$389,758	$21,257	$411,015	$389,758	$21,257	$411,015
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	June 27, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$632,627	$634,661	$429,884	$250,679	$106,124	$53,347	$2,107,322
Prime	876,007	911,265	619,597	380,662	208,176	140,807	3,136,514
Sub-prime	313,302	352,221	233,934	137,060	83,886	81,538	1,201,941
	1,821,936	1,898,147	1,283,415	768,401	398,186	275,692	6,445,777
Canadian Retail:
Super prime	38,562	42,967	37,461	20,709	8,625	3,374	151,698
Prime	12,468	15,872	11,990	8,254	5,007	3,182	56,773
Sub-prime	1,856	2,727	1,998	1,263	819	607	9,270
	52,886	61,566	51,449	30,226	14,451	7,163	217,741
	$1,874,822	$1,959,713	$1,334,864	$798,627	$412,637	$282,855	$6,663,518

	December 31, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$822,631	$575,977	$355,529	$165,436	$71,360	$29,181	$2,020,114
Prime	1,133,637	794,058	508,713	293,358	156,688	77,046	2,963,500
Sub-prime	435,875	295,403	177,598	111,163	72,556	52,060	1,144,655
	2,392,143	1,665,438	1,041,840	569,957	300,604	158,287	6,128,269
Canadian Retail:
Super prime	53,465	48,692	28,581	13,818	5,018	2,011	151,585
Prime	18,568	14,257	10,269	6,727	3,198	2,025	55,044
Sub-prime	3,172	2,498	1,560	1,095	607	365	9,297
	75,205	65,447	40,410	21,640	8,823	4,401	215,926
	$2,467,348	$1,730,885	$1,082,250	$591,597	$309,427	$162,688	$6,344,195

	June 28, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$486,327	$737,419	$474,280	$234,239	$114,496	$54,661	$2,101,422
Prime	670,363	973,046	644,846	388,039	223,960	131,367	3,031,621
Sub-prime	271,843	360,812	217,720	138,998	95,630	79,754	1,164,757
	1,428,533	2,071,277	1,336,846	761,276	434,086	265,782	6,297,800
Canadian Retail:
Super prime	34,715	57,818	35,786	19,265	8,508	3,687	159,779
Prime	11,548	15,741	11,598	7,932	4,093	3,187	54,099
Sub-prime	1,970	2,720	1,881	1,289	782	599	9,241
	48,233	76,279	49,265	28,486	13,383	7,473	223,119
	$1,476,766	$2,147,556	$1,386,111	$789,762	$447,469	$273,255	$6,520,919
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

The amortized cost of wholesale financial receivables, by vintage and credit quality indicator, was as follows (in thousands):

	June 27, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	500,490	38,408	26,449	11,888	4,581	2,431	584,247
	$500,490	$38,408	$26,449	$11,888	$4,581	$2,431	$584,247

	December 31, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	658	365	31	—	—	—	1,054
Medium Risk	1,925	242	—	—	—	—	2,167
Low Risk	388,568	71,441	13,412	7,887	2,297	2,923	486,528
	$391,151	$72,048	$13,443	$7,887	$2,297	$2,923	$489,749

	June 28, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$2,376	$1,774	$107	$25	$43	$4,325
Doubtful	579	1,009	188	—	—	—	1,776
Substandard	944	966	53	—	—	—	1,963
Special Mention	5,345	5,281	564	—	—	1,805	12,995
Medium Risk	6,690	3,587	301	63	—	—	10,641
Low Risk	517,708	273,408	29,301	8,965	6,006	2,999	838,387
	$531,266	$286,627	$32,181	$9,135	$6,031	$4,847	$870,087
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $3.3 million and $5.0 million of accrued interest against interest income during the three months ended June 27, 2021 and June 28, 2020, respectively, and $8.5 million and $11.4 million during the six months ended June 27, 2021 and June 28, 2020, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses (ASC Topic 326) to exclude accrued interest from its allowance for credit losses. Accordingly, as of June 27, 2021, December 31, 2020 and June 28, 2020, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and six months ended June 27, 2021 and June 28, 2020. As such, the Company did not reverse any accrued interest in those periods. There were no dealers on non-accrual status at June 27, 2021 and December 31, 2020. At June 28, 2020, $4.3 million of wholesale finance receivables outstanding were on non-accrual status, and of this, $3.0 million were over 90 days or more past due.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost January 1, 2020	Amortized Cost June 28, 2020	Interest Income Recognized in the six months ended June 28, 2020
No related allowance recorded	$—	$—	$—
Related allowance recorded	4,994	4,325	—
	$4,994	$4,325	$—
The aging analysis of finance receivables was as follows (in thousands):

	June 27, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,531,560	$87,853	$27,300	$16,805	$131,958	$6,663,518
Wholesale finance receivables	584,154	39	—	54	93	584,247
	$7,115,714	$87,892	$27,300	$16,859	$132,051	$7,247,765

	December 31, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,164,369	$106,818	$39,933	$33,075	$179,826	$6,344,195
Wholesale finance receivables	489,556	166	23	4	193	489,749
	$6,653,925	$106,984	$39,956	$33,079	$180,019	$6,833,944

	June 28, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,425,078	$63,190	$16,631	$16,020	$95,841	$6,520,919
Wholesale finance receivables	864,911	1,261	413	3,502	5,176	870,087
	$7,289,989	$64,451	$17,044	$19,522	$101,017	$7,391,006
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of June 27, 2021, December 31, 2020 and June 28, 2020. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. Starting in the second quarter of 2020, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. During the first half of 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021. The Company continues to grant standard payment extensions to customers in accordance with its policies.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	June 27, 2021			December 31, 2020			June 28, 2020
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$493,919	$7,015	$3,433	$533,925	$11	$21,927	$359,754	$3,108	$1,537
Commodity contracts	735	134	—	671	—	52	581	—	49
Cross-currency swaps	1,396,542	88,730	—	1,367,460	138,622	—	1,367,460	24,288	29,975
Interest rate swaps	—	—	—	450,000	—	3,086	450,000	—	9,120
	$1,891,196	$95,879	$3,433	$2,352,056	$138,633	$25,065	$2,177,795	$27,396	$40,681

	Derivative Financial Instruments Not Designated as Hedging Instruments
	June 27, 2021			December 31, 2020			June 28, 2020
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$151,252	$215	$401	$245,494	$737	$435	$173,805	$1,295	$247
Commodity contracts	9,112	1,219	2	6,806	849	21	7,401	214	491
Interest rate caps	721,850	151	—	978,058	47	—	1,277,389	152	—
	$882,214	$1,585	$403	$1,230,358	$1,633	$456	$1,458,595	$1,661	$738

The amounts of gains and losses related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Foreign currency contracts	$(1,861)	$(4,062)	$12,176	$12,837	$(7,594)	$5,305	$(12,547)	$8,705
Commodity contracts	153	(28)	156	(157)	3	(53)	(29)	(188)
Cross-currency swaps	15,282	35,595	(49,892)	(14,014)	21,613	36,915	(44,175)	24,009
Treasury rate lock contracts	—	—	—	—	(124)	(122)	(248)	(246)
Interest rate swaps	—	(1,176)	397	(6,509)	—	(3,453)	(2,689)	(6,569)
	$13,574	$30,329	$(37,163)	$(7,843)	$13,898	$38,592	$(59,688)	$25,711
The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended June 27, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$924,449	$261,509	$7,722	$48,621

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(7,594)	$—	$—	$—
Commodity contracts	$3	$—	$—	$—
Cross-currency swaps	$—	$21,613	$—	$—
Treasury rate lock contracts	$—	$—	$(90)	$(34)
	Three months ended June 28, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$561,646	$224,365	$7,769	$62,187

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$5,305	$—	$—	$—
Commodity contracts	$(53)	$—	$—	$—
Cross-currency swaps	$—	$36,915	$—	$—
Treasury rate lock contracts	$—	$—	$(90)	$(32)
Interest rate swaps	$—	$—	$—	$(3,453)

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Six months ended June 27, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,736,071	$493,353	$15,430	$104,328

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(12,547)	$—	$—	$—
Commodity contracts	$(29)	$—	$—	$—
Cross-currency swaps	$—	$(44,175)	$—	$—
Treasury rate lock contracts	$—	$—	$(181)	$(67)
Interest rate swaps	$—	$—	$—	$(2,689)
	Six months ended June 28, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,342,514	$502,336	$15,524	$114,660

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$8,705	$—	$—	$—
Commodity contracts	$(188)	$—	$—	$—
Cross-currency swaps	$—	$24,009	$—	$—
Treasury rate lock contracts	$—	$—	$(181)	$(65)
Interest rate swaps	$—	$—	$—	$(6,569)
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at June 27, 2021, estimated to be reclassified into income over the next 12 months was $0.4 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the interest rate caps were recorded in Financial Services interest expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Foreign currency contracts	$(1,919)	$(522)	$(5,548)	$1,672
Commodity contracts	722	558	1,426	(993)
Interest rate caps	(19)	(427)	104	(427)
	$(1,216)	$(391)	$(4,018)	$252
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
Operating lease expense for the three months ended June 27, 2021 and June 28, 2020 was $6.2 million and $6.5 million, respectively, and $13.8 million and $13.8 million for the six months ended June 27, 2021 and June 28, 2020, respectively. This includes variable lease costs related to leases involving assets operated by a third party of approximately $1.3 million and $1.3 million for the three months ended June 27, 2021 and June 28, 2020, respectively, and $3.7 million and $3.2 million for the six months ended June 27, 2021 and June 28, 2020, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases was as follows (in thousands):

	June 27, 2021	December 31, 2020	June 28, 2020
Lease assets	$41,210	$45,203	$53,031

Accrued liabilities	$16,003	$17,081	$18,154
Lease liabilities	21,708	30,115	36,394
	$37,711	$47,196	$54,548
Future maturities of the Company's operating lease liabilities as of June 27, 2021 were as follows (in thousands):

Operating Leases
2021	$9,036
2022	13,737
2023	6,320
2024	4,415
2025	2,059
Thereafter	3,796
Future lease payments	39,363
Present value discount	(1,652)
Lease liabilities	$37,711

Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Cash outflows for amounts included in the measurement of lease liabilities	$10,777	$5,242	$15,723	$10,619
ROU assets obtained in exchange for lease obligations, net of modifications	$895	$1,096	$6,200	$1,653

	June 27, 2021	December 31, 2020	June 28, 2020
Weighted-average remaining lease term (in years)	3.76	3.78	4.03
Weighted-average discount rate	2.7%	3.1%	3.3%
As of June 27, 2021, the Company has an additional operating lease that has not yet commenced with an ROU asset of approximately $10.2 million. This lease will commence in the third quarter of 2021 with a lease term of 5 years.
11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	June 27, 2021	December 31, 2020	June 28, 2020
Unsecured commercial paper	$749,037	$1,014,274	$1,397,388
364-day credit facility borrowings	—	—	150,000
	$749,037	$1,014,274	$1,547,388
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		June 27, 2021	December 31, 2020	June 28, 2020
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$87,439	$116,678	$144,661
Asset-backed U.S. commercial paper conduit facilities		291,511	402,205	540,840
Asset-backed securitization debt		1,735,706	1,800,393	2,472,529
Unamortized discounts and debt issuance costs		(8,184)	(8,437)	(11,422)
		2,106,472	2,310,839	3,146,608
Unsecured notes (at par value):
Medium-term notes:
Due in 2021, issued January 2016	2.85%	—	600,000	600,000
Due in 2021, issued November 2018	LIBOR + 0.94%	—	450,000	450,000
Due in 2021, issued May 2018	3.55%	—	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	773,825	797,206	729,885
Due in 2024, issued November 2019(b)	3.14%	714,300	735,882	673,740
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Unamortized discounts and debt issuance costs		(12,068)	(15,374)	(19,332)
		3,476,057	4,917,714	4,784,293

		June 27, 2021	December 31, 2020	June 28, 2020
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(5,679)	(6,023)	(6,365)
		744,321	743,977	743,635
		4,220,378	5,661,691	5,527,928
Long-term debt		6,326,850	7,972,530	8,674,536
Current portion of long-term debt, net		(1,581,826)	(2,039,597)	(2,186,037)
Long-term debt, net		$4,745,024	$5,932,933	$6,488,499
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at June 27, 2021 and December 31, 2020, and June 28, 2020, respectively
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at June 27, 2021, December 31, 2020, and June 28, 2020, respectively

The Company's future principal payments on debt obligations as of June 27, 2021 were as follows (in thousands):

2021	$1,103,729
2022	1,594,390
2023	1,745,329
2024	1,086,906
2025	1,271,232
Thereafter	300,232
$7,101,818
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	June 27, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,090,041	$(107,174)	$140,276	$2,522	$2,125,665	$1,727,522
Asset-backed U.S. commercial paper conduit facility	316,467	(16,205)	24,540	726	325,528	291,511
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	98,905	(4,236)	8,162	129	102,960	87,439
	$2,505,413	$(127,615)	$172,978	$3,377	$2,554,153	$2,106,472

	December 31, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,129,372	$(124,627)	$116,268	$2,622	$2,123,635	$1,791,956
Asset-backed U.S. commercial paper conduit facility	441,402	(25,793)	26,624	1,131	443,364	402,205
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	133,976	(6,508)	9,073	126	136,667	116,678
	$2,704,750	$(156,928)	$151,965	$3,879	$2,703,666	$2,310,839

	June 28, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,780,217	$(166,635)	$161,257	$1,235	$2,776,074	$2,461,107
Asset-backed U.S. commercial paper conduit facilities	584,153	(34,938)	38,491	1,195	588,901	540,840
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	165,748	(7,669)	11,201	142	169,422	144,661
	$3,530,118	$(209,242)	$210,949	$2,572	$3,534,397	$3,146,608
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2023 to 2028.

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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in thousands):

	2021			2020
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$663,100	$600,000	$597,400	$580,200	$525,000	$522,700
Second quarter	—	—	—	1,840,500	1,550,200	1,541,800
	$663,100	$600,000	$597,400	$2,420,700	$2,075,200	$2,064,500
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 27, 2021, the U.S. Conduit Facility has an expiration date of November 19, 2021.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the first half of 2021 or the second quarter of 2020. During the first quarter of 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2021, the Company renewed and amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. Prior to the renewal and amendment, the Canadian Conduit was contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 27, 2021, the Canadian Conduit has an expiration date of June 27, 2022.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $15.5 million at June 27, 2021. The maximum exposure is not an indication of the Company's expected loss exposure.
There were no finance receivable transfers under the Canadian Conduit Facility during the first half of 2021 or the second quarter of 2020. During the first quarter of 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million.
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the six months ended June 27, 2021 or June 28, 2020. During the second quarter of 2016, the Company sold retail motorcycle finance receivables into a securitization VIE that was not consolidated. In April 2020, the Company repurchased the finance receivables associated with this off-balance sheet asset-backed securitization VIE for $27.4 million.
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
Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue on the Consolidated statements of operations. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company repurchased the finance receivables associated with the off-balance sheet securitization VIE in April 2020. As such, the Company did not recognize any servicing fee income in 2021. The Company recognized servicing fee income of $0.1 million during the six months ended June 28, 2020.
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
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 27, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,439,400	$1,274,400	$165,000
Marketable securities	52,434	52,434	—
Derivative financial instruments	97,464	—	97,464
	$1,589,298	$1,326,834	$262,464
Liabilities:
Derivative financial instruments	$3,836	$—	$3,836
	December 31, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,019,884	$2,819,884	$200,000
Marketable securities	52,061	52,061	—
Derivative financial instruments	140,266	—	140,266
	$3,212,211	$2,871,945	$340,266
Liabilities:
Derivative financial instruments	$25,521	$—	$25,521
	June 28, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,572,900	$3,522,900	$50,000
Marketable securities	48,725	48,725	—
Derivative financial instruments	29,057	—	29,057
	$3,650,682	$3,571,625	$79,057
Liabilities:
Derivative financial instruments	$41,419	$—	$41,419
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $16.6 million, $17.7 million and $15.8 million at June 27, 2021, December 31, 2020 and June 28, 2020, respectively, for which the fair value adjustment was an increase of $0.6 million at June 27, 2021, and a decrease of $4.2 million and $2.6 million at December 31, 2020 and June 28, 2020, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	June 27, 2021		December 31, 2020		June 28, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,141,608	$6,888,954	$6,586,348	$6,443,008	$7,143,575	$6,979,991
Liabilities:
Deposits, net	$260,338	$259,373	$79,965	$79,965	$17,996	$17,996
Debt:
Unsecured commercial paper	$749,037	$749,037	$1,014,274	$1,014,274	$1,397,388	$1,397,388
Global credit facility borrowings	$—	$—	$—	$—	$150,000	$150,000
Asset-backed U.S. commercial paper conduit facilities	$291,511	$291,511	$402,205	$402,205	$540,840	$540,840
Asset-backed Canadian commercial paper conduit facility	$87,439	$87,439	$116,678	$116,678	$144,661	$144,661
Asset-backed securitization debt	$1,744,841	$1,727,522	$1,817,892	$1,791,956	$2,484,956	$2,461,107
Medium-term notes	$3,651,957	$3,476,057	$5,118,928	$4,917,714	$4,805,766	$4,784,293
Senior notes	$804,187	$744,321	$828,141	$743,977	$790,355	$743,635
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

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Balance, beginning of period	$72,427	$86,308	$69,208	$89,793
Warranties issued during the period	12,818	6,232	24,490	17,257
Settlements made during the period	(10,378)	(10,737)	(18,963)	(24,894)
Recalls and changes to pre-existing warranty liabilities	(1,241)	1,710	(1,109)	1,357
Balance, end of period	$73,626	$83,513	$73,626	$83,513
The liability for recall campaigns, included in the balance above, was $24.0 million, $24.7 million and $32.0 million at June 27, 2021, December 31, 2020 and June 28, 2020, respectively.
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

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Pension and SERPA Benefits:
Service cost	$6,348	$6,806	$12,696	$13,612
Interest cost	15,472	19,111	30,942	38,223
Expected return on plan assets	(32,720)	(33,764)	(65,440)	(67,528)
Amortization of unrecognized:
Prior service credit	(312)	(272)	(624)	(544)
Net loss	18,386	16,372	36,772	32,744
Settlement loss	—	—	816	—
Net periodic benefit cost	$7,174	$8,253	$15,162	$16,507
Postretirement Healthcare Benefits:
Service cost	$1,288	$1,202	$2,576	$2,403
Interest cost	1,626	2,336	3,252	4,672
Expected return on plan assets	(3,495)	(3,467)	(6,990)	(6,934)
Amortization of unrecognized:
Prior service credit	(581)	(595)	(1,162)	(1,190)
Net loss	264	123	528	246
Net periodic benefit cost	$(898)	$(401)	$(1,796)	$(803)
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
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the United States Environmental Protection Agency (EPA). The associated cleanup plan documents were approved in February 2020 and the remaining cleanup activities are expected to begin later in 2021 or 2022. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets.
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
17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended June 27, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(24,927)	$(28,586)	$(416,124)	$(469,637)
Other comprehensive income, before reclassifications	1,722	13,574	—	15,296
Income tax expense	(307)	(2,994)	—	(3,301)
	1,415	10,580	—	11,995
Reclassifications:
Net gains on derivative financial instruments	—	(13,898)	—	(13,898)
Prior service credits(a)	—	—	(893)	(893)
Actuarial losses(a)	—	—	18,650	18,650
Reclassifications before tax	—	(13,898)	17,757	3,859
Income tax benefit (expense)	—	2,816	(4,170)	(1,354)
	—	(11,082)	13,587	2,505
Other comprehensive income (loss)	1,415	(502)	13,587	14,500
Balance, end of period	$(23,512)	$(29,088)	$(402,537)	$(455,137)

	Three months ended June 28, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(75,268)	$(34,431)	$(469,591)	$(579,290)
Other comprehensive income, before reclassifications	22,056	30,329	—	52,385
Income tax expense	(613)	(6,686)	—	(7,299)
	21,443	23,643	—	45,086
Reclassifications:
Net gains on derivative financial instruments	—	(38,592)	—	(38,592)
Prior service credits(a)	—	—	(867)	(867)
Actuarial losses(a)	—	—	16,495	16,495
Reclassifications before tax	—	(38,592)	15,628	(22,964)
Income tax benefit (expense)	—	8,640	(3,670)	4,970
	—	(29,952)	11,958	(17,994)
Other comprehensive income (loss)	21,443	(6,309)	11,958	27,092
Balance, end of period	$(53,825)	$(40,740)	$(457,633)	$(552,198)

	Six months ended June 27, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive loss, before reclassifications	(15,352)	(37,163)	—	(52,515)
Income tax (expense) benefit	(571)	8,098	—	7,527
	(15,923)	(29,065)	—	(44,988)
Reclassifications:
Net loss on derivative financial instruments	—	59,688	—	59,688
Prior service credits(a)	—	—	(1,786)	(1,786)
Actuarial losses(a)	—	—	37,300	37,300
Reclassifications before tax	—	59,688	35,514	95,202
Income tax expense	—	(13,595)	(8,339)	(21,934)
	—	46,093	27,175	73,268
Other comprehensive (loss) income	(15,923)	17,028	27,175	28,280
Balance, end of period	$(23,512)	$(29,088)	$(402,537)	$(455,137)

	Six months ended June 28, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive loss, before reclassifications	(13,765)	(7,843)	—	(21,608)
Income tax benefit	753	1,582	—	2,335
	(13,012)	(6,261)	—	(19,273)
Reclassifications:
Net gains on derivative financial instruments	—	(25,711)	—	(25,711)
Prior service credits(a)	—	—	(1,734)	(1,734)
Actuarial losses(a)	—	—	32,990	32,990
Reclassifications before tax	—	(25,711)	31,256	5,545
Income tax benefit (expense)	—	5,818	(7,339)	(1,521)
	—	(19,893)	23,917	4,024
Other comprehensive (loss) income	(13,012)	(26,154)	23,917	(15,249)
Balance, end of period	$(53,825)	$(40,740)	$(457,633)	$(552,198)
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

Select segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Motorcycles and Related Products:
Motorcycles revenue	$1,331,500	$669,274	$2,563,607	$1,769,062
Gross profit	407,051	107,628	827,536	426,548
Selling, administrative and engineering expense	220,422	187,647	413,968	422,000
Restructuring expense	807	41,005	214	41,005
Operating income (loss)	185,822	(121,024)	413,354	(36,457)
Financial Services:
Financial Services revenue	200,558	195,953	390,958	394,409
Financial Services expense	105,909	190,084	177,440	365,594
Restructuring expense	111	944	338	944
Operating income	94,538	4,925	213,180	27,871
Operating income (loss)	$280,360	$(116,099)	$626,534	$(8,586)
Total assets for the Motorcycles and Financial Services segments were $2.8 billion and $8.2 billion, respectively, as of June 27, 2021, $2.5 billion and $9.5 billion, respectively, as of December 31, 2020, and $2.3 billion and $10.8 billion, respectively, as of June 28, 2020.
19. Supplemental Consolidating Data
The supplemental consolidating data is presented for informational purposes and is different than segment information due to the allocation of consolidating adjustments to the reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended June 27, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,336,970	$—	$(5,470)	$1,331,500
Financial Services	—	199,637	921	200,558
	1,336,970	199,637	(4,549)	1,532,058
Costs and expenses:
Motorcycles and Related Products cost of goods sold	924,449	—	—	924,449
Financial Services interest expense	—	48,621	—	48,621
Financial Services provision for credit losses	—	16,201	—	16,201
Selling, administrative and engineering expense	223,512	42,091	(4,094)	261,509
Restructuring expense	807	111	—	918
	1,148,768	107,024	(4,094)	1,251,698
Operating income	188,202	92,613	(455)	280,360
Other income, net	690	—	—	690
Investment income	122,731	—	(120,000)	2,731
Interest expense	7,722	—	—	7,722
Income before income taxes	303,901	92,613	(120,455)	276,059
Provision for income taxes	49,570	20,149	—	69,719
Net income	$254,331	$72,464	$(120,455)	$206,340

	Six months ended June 27, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$2,575,437	$—	$(11,830)	$2,563,607
Financial Services	—	388,387	2,571	390,958
	2,575,437	388,387	(9,259)	2,954,565
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,736,071	—	—	1,736,071
Financial Services interest expense	—	104,328	—	104,328
Financial Services provision for credit losses	—	(6,273)	—	(6,273)
Selling, administrative and engineering expense	419,872	82,366	(8,885)	493,353
Restructuring expense	214	338	—	552
	2,156,157	180,759	(8,885)	2,328,031
Operating income	419,280	207,628	(374)	626,534
Other income, net	967	—	—	967
Investment income	124,133	—	(120,000)	4,133
Interest expense	15,430	—		15,430
Income before income taxes	528,950	207,628	(120,374)	616,204
Provision for income taxes	105,566	45,154	—	150,720
Net income	$423,384	$162,474	$(120,374)	$465,484

	June 27, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$923,505	$818,463	$—	$1,741,968
Accounts receivable, net	643,505	—	(380,052)	263,453
Finance receivables, net	—	1,629,636	—	1,629,636
Inventories, net	457,648	—	—	457,648
Restricted cash	—	152,411	—	152,411
Other current assets	91,735	132,753	—	224,488
	2,116,393	2,733,263	(380,052)	4,469,604
Finance receivables, net	—	5,259,318	—	5,259,318
Property, plant and equipment, net	663,549	30,829	—	694,378
Pension and postretirement assets	120,542	—	—	120,542
Goodwill	65,395	—	—	65,395
Deferred income taxes	48,710	83,615	(791)	131,534
Lease assets	33,433	7,777	—	41,210
Other long-term assets	188,535	35,427	(96,717)	127,245
	$3,236,557	$8,150,229	$(477,560)	$10,909,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,792	$416,136	$(380,052)	$430,876
Accrued liabilities	483,470	103,131	1,139	587,740
Short-term deposits, net	—	101,672	—	101,672
Short-term debt	—	749,037	—	749,037
Current portion of long-term debt, net	—	1,581,826	—	1,581,826
	878,262	2,951,802	(378,913)	3,451,151
Long-term deposits, net	—	157,701	—	157,701
Long-term debt, net	744,321	4,000,703	—	4,745,024
Lease liabilities	14,626	7,082	—	21,708
Pension and postretirement liabilities	105,833	—	—	105,833
Deferred income taxes	7,166	1,747	—	8,913
Other long-term liabilities	183,600	48,521	2,503	234,624
Commitments and contingencies (Note 16)
Shareholders’ equity	1,302,749	982,673	(101,150)	2,184,272
	$3,236,557	$8,150,229	$(477,560)	$10,909,226

	Six months ended June 27, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$423,384	$162,474	$(120,374)	$465,484
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	76,749	4,574	—	81,323
Amortization of deferred loan origination costs	—	40,089	—	40,089
Amortization of financing origination fees	344	6,880	—	7,224
Provision for long-term employee benefits	13,366	—	—	13,366
Employee benefit plan contributions and payments	(11,055)	—	—	(11,055)
Stock compensation expense	21,550	1,790	—	23,340
Net change in wholesale finance receivables related to sales	—	—	(129,819)	(129,819)
Provision for credit losses	—	(6,273)	—	(6,273)
Deferred income taxes	6,505	6,597	(370)	12,732
Other, net	(2,092)	(347)	374	(2,065)
Changes in current assets and liabilities:
Accounts receivable, net	(427,762)	—	303,024	(124,738)
Finance receivables – accrued interest and other	—	9,691	—	9,691
Inventories, net	58,366	—	—	58,366
Accounts payable and accrued liabilities	182,066	313,178	(298,638)	196,606
Other	8,615	5,145	(3,731)	10,029
	(73,348)	381,324	(129,160)	178,816
Net cash provided by operating activities	350,036	543,798	(249,534)	644,300
Cash flows from investing activities:
Capital expenditures	(36,104)	(1,464)	—	(37,568)
Origination of finance receivables	—	(4,254,353)	1,959,853	(2,294,500)
Collections on finance receivables	—	3,774,683	(1,830,319)	1,944,364
Other investing activities	2,425	—	—	2,425
Net cash used by investing activities	(33,679)	(481,134)	129,534	(385,279)

	Six months ended June 27, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	597,411	—	597,411
Repayments of securitization debt	—	(664,685)	—	(664,685)
Repayments of asset-backed commercial paper	—	(143,256)	—	(143,256)
Net decrease in unsecured commercial paper	—	(262,452)	—	(262,452)
Net increase in credit facilities	—	84	—	84
Net increase in deposits	—	179,329	—	179,329
Dividends paid	(46,209)	(120,000)	120,000	(46,209)
Repurchase of common stock	(10,911)	—	—	(10,911)
Issuance of common stock under share-based plans	4,324	—	—	4,324
Net cash used by financing activities	(52,796)	(1,813,569)	120,000	(1,746,365)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,217)	(661)	—	(6,878)
Net increase (decrease) in cash, cash equivalents and restricted cash	$257,344	$(1,751,566)	$—	$(1,494,222)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$666,161	$2,743,007	$—	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	257,344	(1,751,566)	—	(1,494,222)
Cash, cash equivalents and restricted cash, end of period	$923,505	$991,441	$—	$1,914,946
20. Subsequent Event
In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to the revocation of Binding Origin Information (BOI) rulings, effective April 19, 2021. Beginning in 2019, the Company has operated under BOIs which allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. Following the revocation, all non-electric motorcycles that Harley-Davidson imports into the EU, regardless of origin, became subject to a total tariff rate of 31% on April 19, 2021. At that time it was expected to increase to 56% effective June 1, 2021. However, in May 2021, the EU made a decision to suspend the previously scheduled increase in the tariff rate to 56% while negotiations take place between the U.S. and the EU. If the U.S. and the EU do not reach a resolution, as it stands, the tariffs would increase again to 56% in December 2021. The additional EU tariff, whether at a rate of 31% or a rate of 56%, will significantly disadvantage the Company from competing effectively in the EU. Based on the EU's decision to suspend the previously scheduled increase from June 2021 to December 2021, the Company now estimates the impact of the additional EU tariffs in 2021, if unmitigated, to be approximately $80 million, including approximately $19 million recognized in the first six months of 2021.
In May 2021, the Company applied for temporary extended reliance on the 6% tariff rate for motorcycles produced in Thailand and ordered prior to April 19, 2021; however, that application was rejected on July 30, 2021. The Company estimates it could have avoided approximately $50 million of additional EU tariffs in 2021 if the application for extended reliance had been granted. The Company continues its appeals of the revocation of the BOIs and plans to appeal the denial of temporary extended reliance although there is no assurance that these appeals will be successful.

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” in this Item 2 and in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date of the filing of this report (August 5, 2021), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
The Company's net income was $206.3 million, or $1.33 per diluted share, in the second quarter of 2021, compared to a net loss of $92.2 million, or $0.60 per diluted share, in the second quarter of 2020 when the Company's results were adversely impacted by the onset of the COVID-19 pandemic. In the second quarter of 2021, Motorcycles segment operating income was $185.8 million, up $306.8 million over the second quarter of 2020. The increase in operating income from the Motorcycles segment for the second quarter of 2021 was driven by a 99.8% increase in wholesale motorcycle shipments over the same quarter last year when wholesale shipments were impacted by the suspension of the Company's global manufacturing as a result of the COVID-19 pandemic. Operating income from the Financial Services segment in the second quarter of 2021 was $94.5 million, up $89.6 million compared to the year-ago quarter due primarily to a lower provision for credit losses and lower interest expense. The provision for credit losses in the second quarter of 2020 was significantly higher reflecting a deterioration of the Company's economic outlook which incorporated the then expected impact of the COVID-19 pandemic.
Given the impact of the COVID-19 pandemic on 2020 results, the Company has also assessed its performance relative to 2019. The Company's revenue in the second quarter of 2021 was down 6.2%, on approximately 12,000 fewer wholesale shipments, compared to the second quarter of 2019. The lower revenue and shipments reflect actions taken by the Company under The Rewire in 2020 to streamline its product offering and to exit certain international markets where volumes and profitability did not support continued investment. Despite lower revenue and shipments, operating income in the second quarter of 2021 was up 9.4% compared to the second quarter of 2019 with growth in both the Motorcycles and Financial Services segments. Motorcycles segment operating income in the second quarter of 2021 was 2.8% higher than in the second quarter of 2019 benefiting from improved product mix, lower sales incentives, lower tariff and restructuring costs and a reduced cost structure behind 2020 restructuring actions. Operating income from Financial Services was up 25.2% compared to the second quarter of 2019 due primarily to a lower provision for credit losses and lower interest expense.
Worldwide independent dealer retail sales of new Harley-Davidson motorcycles in the second quarter of 2021 were up 23.8% compared to the second quarter of 2020 led by a 42.8% increase in the U.S., partially offset by declines in the Company's markets outside of North America. Refer to the Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Additional European Union Tariffs(1)
In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to the revocation of Binding Origin Information (BOI) rulings, effective April 19, 2021. Beginning in 2019, the Company has operated under BOIs that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. Following the revocation, all non-electric motorcycles that Harley-Davidson imports into the EU, regardless of origin, became subject to a total tariff rate of 31% on April 19, 2021. At that time it was expected to increase to 56% effective June 1, 2021. However, in May 2021, the EU made a decision to suspend the previously scheduled increase in the tariff rate to 56% while negotiations take place between the U.S. and the EU. If the U.S. and the EU do not reach a resolution, as it stands, the tariffs would increase again to 56% in December 2021. The additional EU tariff, whether at a rate of 31% or a rate of 56%, will significantly disadvantage the Company from competing effectively in the EU. Based on the EU's decision to suspend the previously scheduled increase from June 2021 to December 2021, the Company now estimates the impact of the additional EU tariffs in 2021, if unmitigated, to be approximately $80 million, including approximately $19 million recognized in the first six months of 2021.
In May 2021, the Company applied for temporary extended reliance on the 6% tariff rate for motorcycles produced in Thailand and ordered prior to April 19, 2021; however, that application was rejected on July 30, 2021. The Company estimates it could have avoided approximately $50 million of additional EU tariffs in 2021 if the application for extended reliance had been granted. The Company continues its appeals of the revocation of the BOIs and plans to appeal the denial of temporary extended reliance although there is no assurance that these appeals will be successful. The impact of the EU tariffs in 2021 are included in the Company's full-year guidance discussed below.
COVID-19 Pandemic
The Company continues to manage through the impacts of the COVID-19 pandemic keeping safety and community well-being a priority. The full impact of the COVID-19 pandemic on future results depends on future developments, such as the ultimate duration and scope of the pandemic, the success of vaccination programs, and its impact on the Company's customers, independent dealers, distributors, and suppliers. Future impacts and disruptions could have an adverse effect on production, supply chains, distribution, and demand for the Company's products.
Supply Chain & Distribution – The global supply chain and logistics challenges linked to the COVID-19 pandemic continue to impact the Company and the industry. During the first half of 2021, the Company experienced disruption and increased costs related to the adverse impacts of the COVID-19 pandemic on its global supply chain. However, the Company has been successful in mitigating these disruptions to avoid material adverse impacts on its ability to produce and supply product. The Company has experienced cost inflation across all of its modes of freight, as well as within raw materials. To help offset these cost impacts, the Company has implemented an average 2% pricing surcharge on select models in the U.S. effective for models shipped on or after July 1, 2021 for the remainder of model year 2021. The Company expects the global supply chain disruptions to continue through the remainder of 2021, and the Company will continue to actively work to mitigate these impacts on its business. In addition, retail sales of new Harley-Davidson motorcycles have been negatively impacted by continued COVID-19 pandemic lockdowns in key international markets as well as logistics challenges that resulted in longer shipping times.
Liquidity – The Company continues to closely monitor its liquidity in light of the COVID-19 pandemic. Starting in 2021, the Company began to gradually reduce its cash and cash equivalents from elevated December 2020 levels. At the end of the second quarter of 2021, the Company had $3.0 billion of available liquidity through cash, cash equivalents and availability under its credit and conduit facilities. Liquidity is discussed in more detail under Liquidity and Capital Resources.
Supporting Customers – Starting in the second quarter of 2020, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. During the first half of 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021.
Safety – The Company continues to proactively manage through the COVID-19 pandemic and has implemented robust protocols to keep workers safe in its manufacturing facilities. Most non-production workers continue to work remotely in light of the COVID-19 pandemic.

Guidance(1)
The Company has the following expectations for the remainder of 2021. Subsequent to July 21, 2021, when the Company last provided its expectations for 2021, the Company has updated its expectations related to 2021 Motorcycles segment operating income given new information received on July 30, 2021 concerning its application for temporary extended reliance on the 6% tariff rate for motorcycles imported into the EU.
The Company continues to expect 2021 Motorcycles segment revenue growth of 30% to 35% over 2020.
The Company expects Motorcycles segment operating income to be adversely impacted by the additional EU tariffs resulting from the revocation of BOIs announced in April 2021, as described above under "Additional EU Tariffs". In April 2021, the Company provided two guidance scenarios for Motorcycles segment operating margin in 2021 given uncertainty about how the EU tariff situation would evolve. The Company's primary scenario was Motorcycles segment operating margin of 7% to 9% which assumed the impact of additional EU tariffs would be fully mitigated. The second guidance scenario was Motorcycles segment operating margin of 5% to 7% and included the full impact of additional EU tariffs. Based on developments since April, the expected impact of additional EU tariffs in 2021 is now more certain, but now is expected to be less than originally estimated.
In May 2021, the EU made a decision to suspend a previously scheduled second increase in additional tariffs (from 31% to 56%) from June 2021 to December 2021. As a result, the Company now estimates the 2021 impact of the additional EU tariffs, if unmitigated, will result in approximately $80 million of additional cost, down from the previous estimate of $135 million. Based on this, the Company's guidance for Motorcycles segment operating margin in 2021 is now 6% to 8% and includes the impact of the additional tariffs. As discussed above, the Company has taken actions in an effort to mitigate the impact of the tariffs; however, given that the Company's application for temporary extended reliance on the 6% tariff rate was rejected in July 2021, the Company does not expect to materially mitigate the current estimated 2021 impact of the additional EU tariffs.
The Company expects Financial Services segment operating income growth in 2021 over 2020 of 75% to 85%, up from the previously communicated range of 50% to 60%. The improved outlook takes into account the favorable credit loss experience through the first half of 2021, as well as the outlook for the remainder of the year.
The Company continues to expect capital expenditures of $190 million to $220 million in 2021.
Within 2021, the Company expects second-half Motorcycles segment revenue and operating income margin to be lower than it was in the first half of 2021. Motorcycles segment revenue for the first half of 2021 is expected to represent approximately 60% of total annual Motorcycles segment revenue. Assuming the additional EU tariffs are not materially mitigated in 2021, which is the Company's current assumption, Motorcycles segment operating income margin is expected to be in the negative mid-single digits for the second half of 2021. The second-half 2021 guidance also incorporates the impact of the shift in model-year launch timing to the first quarter, logistics and raw material inflation rates in line with what has been experienced during the second quarter of 2021, the approximate 2% pricing surcharge in the U.S. and an increase in operating expense as the Company invests in The Hardwire initiatives and prepares for the launch of model-year 2022.
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

Results of Operations for the Three Months Ended June 27, 2021
Compared to the Three Months Ended June 28, 2020
Consolidated Results

	Three months ended
(in thousands, except earnings (net loss) per share)	June 27, 2021	June 28, 2020	Increase (Decrease)
Operating income (loss) from Motorcycles and Related Products	$185,822	$(121,024)	$306,846
Operating income from Financial Services	94,538	4,925	89,613
Operating income (loss)	280,360	(116,099)	396,459
Other income, net	690	156	534
Investment income	2,731	5,757	(3,026)
Interest expense	7,722	7,769	(47)
Income (loss) before income taxes	276,059	(117,955)	394,014
Income tax provision (benefit)	69,719	(25,738)	95,457
Net income (loss)	$206,340	$(92,217)	$298,557
Diluted earnings (net loss) per share	$1.33	$(0.60)	$1.93
The Company reported operating income of $280.4 million in the second quarter of 2021 compared to an operating loss of $116.1 million in the same period last year. Motorcycles segment operating income was $185.8 million in the second quarter of 2021, an improvement of $306.8 million compared to the operating loss reported in the second quarter of 2020. Operating income from the Financial Services segment increased $89.6 million compared to the second quarter of 2020. Refer to the Motorcycles and Related Products Segment and Financial Services Segment sections for a more detailed discussion of the factors affecting operating income (loss).
Investment income decreased $3.0 million in the second quarter of 2021 as compared to 2020 driven by lower income from investments in marketable securities and cash equivalents.
The effective income tax rate for the second quarter of 2021 was a 25.3% expense compared to a 21.8% benefit for the second quarter of 2020. The increase in the effective tax rate is primarily attributable to discrete tax adjustments recorded in the second quarter of 2020.
Diluted earnings per share was $1.33 in the second quarter of 2021, up $1.93 from diluted net loss per share for the same period last year. Diluted weighted average shares outstanding increased from 153.2 million in the second quarter of 2020 to 155.1 million in the second quarter of 2021.
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	% Change
United States	44,739	31,340	13,399	42.8%
Canada	3,446	2,287	1,159	50.7
North America	48,185	33,627	14,558	43.3
Europe/Middle East/Africa (EMEA)	10,248	10,964	(716)	(6.5)
Asia Pacific	5,986	6,888	(902)	(13.1)
Latin America	855	1,233	(378)	(30.7)
	65,274	52,712	12,562	23.8%
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

Worldwide retail sales of new Harley-Davidson motorcycles were up 23.8% during the second quarter of 2020 compared to the same period last year, when retail results were adversely impacted by the onset of the COVID-19 pandemic. The increase in retail sales during the second quarter of 2021 was led by the U.S. market which was positively impacted by strong demand for the Company's new model year Grand American Touring and large Cruiser motorcycles, as well as the launch of the Company's Pan America™ motorcycle in the Adventure Touring space.
International retail sales were negatively impacted by continued COVID-19 pandemic lockdowns in key markets, as well as COVID-19 pandemic related logistics challenges resulting in longer shipping times. In addition, retail sales were impacted by actions taken under The Rewire to streamline the product portfolio to reduce complexity and direct resources toward the Company's core stronghold products. In EMEA, retail sales also declined compared to the same quarter last year due to the Company's decision not to continue selling Street or legacy Sportster motorcycles. Asia Pacific retail sales were negatively impacted by the Company's decision not to continue selling Street motorcycles. Latin America retail sales were adversely impacted during the second quarter of 2021 by the reduction of independent dealers and pricing actions executed as part of The Rewire actions in 2020 to restore profitability in those markets.
At the end of the second quarter of 2021, worldwide independent dealer retail inventory of new Harley-Davidson motorcycles was down approximately 45%, or approximately 21,500 motorcycles, including approximately 13,000 fewer in the U.S., compared to the second quarter of 2020. The decline in retail inventory was driven by stronger than anticipated retail demand, as well as longer shipping times to the Company's international markets. The Company is working to optimize retail inventory levels, but does not expect dealer inventory to reach desired optimal levels until 2022(1). While the Company originally planned for higher retail inventory levels at the end of the second quarter of 2021, the Company has observed that lower inventory levels have helped foster increased desirability as evidenced by strong new and used motorcycle retail prices in the U.S. and continued improvement in dealer profitability in the quarter.
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Three months ended
	June 27, 2021		June 28, 2020		Unit	Unit
	Units	Mix %	Units	Mix %	Increase	% Change
U.S. motorcycle shipments	36,118	63.7%	11,051	39.0%	25,067	226.8%

Worldwide motorcycle shipments:
Grand American Touring motorcycles(a)	27,163	47.9%	10,721	37.8%	16,442	153.4%
Cruiser motorcycles(b)	18,136	32.1%	10,862	38.3%	7,274	67.0
Adventure Touring motorcycles	4,048	7.1%	—	—%	4,048	100.0
Sportster® / Street motorcycles	7,321	12.9%	6,786	23.9%	535	7.9
	56,668	100.0%	28,369	100.0%	28,299	99.8%
(a)Includes CVOTM and Trike
(b)Includes Softail® and LiveWire®
The Company shipped 56,668 Harley-Davidson motorcycles worldwide during the second quarter of 2021, which was 99.8% higher than the second quarter of 2020. Wholesale shipments in 2020 were down significantly due to the Company's temporary suspension of global manufacturing operations during the second quarter of 2020 as a result of the COVID-19 pandemic. The mix of Cruiser and Sportster/Street motorcycles shipped during the second quarter of 2021 decreased as a percent of total shipments while the mix of Grand American Touring motorcycles increased compared to the same period last year. In addition, during the second quarter of 2021, motorcycle unit shipments increased as a result of the Company's launch of Pan America™, the Company's first Adventure Touring motorcycle.
As the Company continues to increase its customer focus, it is updating its motorcycle product categories to better reflect customer needs and preferences. The Grand American Touring category includes the Company's traditional touring motorcycles and a new category for Adventure Touring has been added.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	June 27, 2021	June 28, 2020	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,029,709	$446,738	$582,971	130.5%
Parts & Accessories	222,670	168,708	53,962	32.0
General Merchandise	55,631	37,805	17,826	47.2
Licensing	8,872	4,903	3,969	81.0
Other	14,618	11,120	3,498	31.5
	1,331,500	669,274	662,226	98.9
Cost of goods sold	924,449	561,646	362,803	64.6
Gross profit	407,051	107,628	299,423	278.2
Operating expenses:
Selling & administrative expense	181,145	141,929	39,216	27.6
Engineering expense	39,277	45,718	(6,441)	(14.1)
Restructuring expense	807	41,005	(40,198)	(98.0)
	221,229	228,652	(7,423)	(3.2)
Operating income (loss)	$185,822	$(121,024)	$306,846	NM
Operating margin	14.0%	(18.1)%	32.0	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2020 to the second quarter of 2021 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 28, 2020	$669.3	$561.6	$107.7
Volume	541.3	380.7	160.6
Price and sales incentives, net of related costs	3.8	(2.7)	6.5
Foreign currency exchange rates and hedging	33.5	16.2	17.3
Shipment mix	83.6	15.2	68.4
Raw material prices	—	20.2	(20.2)
Manufacturing and other costs	—	(66.8)	66.8
	662.2	362.8	299.4
Three months ended June 27, 2021	$1,331.5	$924.4	$407.1
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2020 to the second quarter of 2021 were as follows:
•The increase in volume was due to higher wholesale motorcycle shipments and higher Parts & Accessories and General Merchandise sales.
•Revenue and gross profit were favorably impacted by stronger foreign currency exchange rates relative to the U.S. dollar, partially offset by unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix between motorcycle families had a favorable impact on revenue and gross profit in the second quarter of 2021 due to a higher mix of Grand American Touring models.
•Raw material cost increases were driven by higher prices primarily related to certain metals.
•Manufacturing and other costs decreased primarily due to a lower fixed cost per unit given the temporary suspension of global manufacturing operations during the second quarter of 2020 in response to the COVID-19 pandemic. The Company also benefited from cost savings resulting from the Company's 2020 restructuring actions. These cost reductions were partially offset by higher COVID-19 pandemic-related supply chain costs and increased tariff costs. The impact of additional EU tariffs was $15.8 million in 2021 compared to $5.7 million in 2020.

Operating expenses were lower in the second quarter of 2021 compared to the same period last year due to lower restructuring expenses partially offset by higher selling and administrative expenses. Selling and administrative expenses were higher given last year's cost saving initiatives undertaken to preserve cash at the onset of the COVID-19 pandemic. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding restructuring expenses.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	June 27, 2021	June 28, 2020	(Decrease) Increase	% Change
Revenue:
Interest income	$167,728	$168,261	$(533)	(0.3)%
Other income	32,830	27,692	5,138	18.6
	200,558	195,953	4,605	2.4
Expenses:
Interest expense	48,621	62,187	(13,566)	(21.8)
Provision for credit losses	16,201	91,179	(74,978)	(82.2)
Operating expense	41,087	36,718	4,369	11.9
Restructuring expense	111	944	(833)	(88.2)
	106,020	191,028	(85,008)	(44.5)
Operating income	$94,538	$4,925	$89,613	1,819.6%
Interest income was lower for the second quarter of 2021, primarily due to lower average outstanding finance receivables, which was mostly offset by a higher average yield. Other income increased in the second quarter of 2021, compared to the same period last year, due in part to higher licensing and insurance income. Interest expense decreased due to lower average outstanding debt and a lower cost of funds.
The provision for credit losses decreased $75.0 million compared to the second quarter of 2020 primarily driven by improved economic conditions and favorable retail credit loss performance. The provision for credit losses was favorably impacted by an improvement in the U.S. economy and the Company’s outlook on future economic conditions during the second quarter of 2021 as compared to the same period last year. Although there was economic improvement from the second quarter of 2020, the pace of economic recovery remains uncertain as demonstrated by unemployment levels above those experienced prior to the COVID-19 pandemic and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of the second quarter of 2021, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included economic improvement with an emphasis on a slower path to economic recovery. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Retail credit losses during the second quarter of 2021 were also favorable due to continued low delinquency levels and elevated used motorcycle values at auction. The continued low delinquency levels were driven by benefits provided under U.S. federal stimulus packages as well the effects of COVID-19 pandemic-related extensions. Starting in the second quarter of 2020, the Company granted COVID-19 pandemic-related extensions to help customers get through financial difficulties associated with the pandemic. During the first half of 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021. The Company continues to grant standard payment extensions to customers in accordance with its policies. Favorable used motorcycle values stemmed from a lower number of motorcycles at auction.
Operating expenses increased $4.4 million compared to the second quarter of 2020 primarily due to higher employee related costs.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 27, 2021	June 28, 2020
Balance, beginning of period	$346,233	$335,496
Provision for credit losses	16,201	91,179
Charge-offs, net of recoveries	(3,623)	(15,660)
Balance, end of period	$358,811	$411,015

Results of Operations for the Six Months Ended June 27, 2021
Compared to the Six Months Ended June 28, 2020
Consolidated Results

	Six months ended
(in thousands, except earnings (net loss) per share)	June 27, 2021	June 28, 2020	Increase (Decrease)
Operating income (loss) from Motorcycles and Related Products	$413,354	$(36,457)	$449,811
Operating income from Financial Services	213,180	27,871	185,309
Operating income (loss)	626,534	(8,586)	635,120
Other income, net	967	311	656
Investment income	4,133	410	3,723
Interest expense	15,430	15,524	(94)
Income (loss) before income taxes	616,204	(23,389)	639,593
Income tax provision (benefit)	150,720	(867)	151,587
Net income (loss)	$465,484	$(22,522)	$488,006
Diluted earnings (net loss) per share	$3.01	$(0.15)	$3.16
The Company reported operating income of $626.5 million in the first half of 2021 compared to an operating loss of $8.6 million in the same period last year. Motorcycles segment operating income was $413.4 million in the first half of 2021, an improvement of $449.8 million compared to the operating loss reported in the same period last year. Operating income from the Financial Services segment increased $185.3 million compared to the first half of 2020. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income (loss).
Investment income increased $3.7 million in 2021 as compared to 2020, driven by higher income from investments in cash equivalents and marketable securities.
The Company's effective income tax rate for the first half of 2021 was 24.5% compared to 3.7% for the same period in 2020. The effective income tax rate for the six months ended June 28, 2020 was impacted by discrete income tax expenses recorded during the period, including adjustments related to the reassessment of the realizability of certain deferred tax assets, which reduced the Company's income tax benefit for the period.
Diluted earnings per share was $3.01 in the first half of 2021, up from a diluted net loss per share of $(0.15) for the same period last year. Diluted weighted average shares outstanding increased from 153.1 million in the first half of 2020 to 154.8 million in the first half of 2021.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Six months ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	% Change
United States	75,722	55,072	20,650	37.5%
Canada	5,245	3,753	1,492	39.8
North America	80,967	58,825	22,142	37.6
EMEA	15,191	18,694	(3,503)	(18.7)
Asia Pacific	11,779	12,640	(861)	(6.8)
Latin America	1,572	2,992	(1,420)	(47.5)
	109,509	93,151	16,358	17.6%
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
Worldwide retail sales of new Harley-Davidson motorcycles were up 17.6% during the first half of 2021 compared to the same period last year, when results were adversely impacted by the COVID-19 pandemic including temporary closures of independent dealers. The increase in retail sales during the first half of 2021 was led by the U.S. market which was positively impacted by the Company's shift in new model year launch timing from August to the first quarter of 2021 and strong demand for the Company's new model year Grand American Touring and large Cruiser motorcycles. Additionally, retail sales in the first half of 2021 were positively impacted by the launch of the Company's Pan America™ motorcycle in the Adventure Touring space.
International retail sales were negatively impacted by continued COVID-19 pandemic lockdowns in key markets, as well as COVID-19 related logistic challenges resulting in longer shipping times. In addition, retail sales were impacted by actions taken under The Rewire to streamline the product portfolio to reduce complexity and direct resources toward the Company's core stronghold products. Retail sales in EMEA also declined compared to the first half of 2020 due to the Company's decision not to continue selling Street or legacy Sportster motorcycles. Asia Pacific retail sales were negatively impacted by the Company's decision not to continue selling Street motorcycles. Latin America retail sales were adversely impacted during the first half of 2021 by the reduction of independent dealers and pricing actions executed as part of The Rewire actions in 2020 to restore profitability in those markets.

Motorcycle Registration Data and Market Share – 601+cc(a)
Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Six months ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	% Change
Industry new motorcycle registrations:
United States(b)	167,313	127,360	39,953	31.4%
Europe(c)	263,076	220,826	42,250	19.1%

Harley-Davidson market share data:
United States(b)	44.9%	42.4%	2.5	pts.
Europe(c)	4.9%	7.9%	(3.0)	pts.
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Six months ended
	June 27, 2021		June 28, 2020		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	76,271	68.4%	44,075	54.2%	32,196	73.0%

Worldwide motorcycle shipments:
Grand American Touring motorcycles(a)	57,497	51.6%	35,426	43.5%	22,071	62.3%
Cruiser motorcycles(b)	35,586	31.9%	27,885	34.3%	7,701	27.6
Adventure Touring motorcycles	4,048	3.6%	—	—%	4,048	100.0
Sportster® / Street motorcycles	14,347	12.9%	18,031	22.2%	(3,684)	(20.4)
	111,478	100.0%	81,342	100.0%	30,136	37.0%
(a)Includes CVOTM and Trike
(b)Includes Softail® and LiveWire®
The Company shipped 111,478 Harley-Davidson motorcycles worldwide during the first half of 2021, which was 37.0% higher than the same period in 2020 reflecting the positive impact of the change in new model year launch timing from August to the first quarter of 2021 as well as the launch of Pan America™, the Company's first Adventure Touring motorcycle. In addition, wholesale shipments in the first half of 2020 were adversely impacted by the temporary suspension of the Company's global manufacturing operations resulting from the COVID-19 pandemic. The mix of Grand American Touring motorcycles shipped during the first half of 2021 increased as a percent of total shipments while the mix of Cruiser and Sportster/Street motorcycles decreased compared to the same period last year.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Six months ended
	June 27, 2021	June 28, 2020	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,046,043	$1,346,103	$699,940	52.0%
Parts & Accessories	372,529	303,393	69,136	22.8
General Merchandise	105,954	86,965	18,989	21.8
Licensing	14,384	12,932	1,452	11.2
Other	24,697	19,669	5,028	25.6
	2,563,607	1,769,062	794,545	44.9
Cost of goods sold	1,736,071	1,342,514	393,557	29.3
Gross profit	827,536	426,548	400,988	94.0
Operating expenses:
Selling & administrative expense	333,834	327,506	6,328	1.9
Engineering expense	80,134	94,494	(14,360)	(15.2)
Restructuring expense	214	41,005	(40,791)	(99.5)
	414,182	463,005	(48,823)	(10.5)%
Operating income (loss)	$413,354	$(36,457)	$449,811	NM
Operating margin	16.1%	(2.1)%	18.2	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2020 to the first half of 2021 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 28, 2020	$1,769.1	$1,342.5	$426.6
Volume	575.8	405.6	170.2
Price and sales incentives, net of related costs	17.1	(6.3)	23.4
Foreign currency exchange rates and hedging	52.6	27.5	25.1
Shipment mix	149.0	23.7	125.3
Raw material prices	—	21.1	(21.1)
Manufacturing and other costs	—	(78.0)	78.0
	794.5	393.6	400.9
Six months ended June 27, 2021	$2,563.6	$1,736.1	$827.5
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first half of 2020 to the first half of 2021 were as follows:
•The increase in volume was due to higher wholesale motorcycle shipments and higher Parts & Accessories and General Merchandise sales.
•During the first half of 2021, revenue benefited from lower sales incentives.
•Revenue and gross profit were favorably impacted by stronger foreign currency exchange rates relative to the U.S. dollar partially offset by unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix between motorcycle families had a favorable impact on revenue and gross profit during the first half of 2021 due primarily to a higher mix of Grand American Touring models.
•Raw material cost increases were driven by higher prices primarily related to certain metals.

•Manufacturing and other costs decreased primarily due to a lower fixed cost per unit given the temporary suspension of global manufacturing operations during the second quarter of 2020 in response to the COVID-19 pandemic. The Company also benefited from cost savings resulting from the Company's 2020 restructuring actions. These costs reductions were partially offset by higher COVID-19 pandemic related supply chain costs and increased tariff costs. The impact of additional EU tariffs was $18.7 million in the first half of 2021 compared to $15.9 million in the first half of 2020.
Operating expenses were lower in the first half of 2021 compared to the same period in 2020 due primarily to lower restructuring costs related to the Company's 2020 restructuring actions. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding restructuring activities.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Six months ended
	June 27, 2021	June 28, 2020	(Decrease) Increase	% Change
Revenue:
Interest income	$327,542	$338,262	$(10,720)	(3.2)%
Other income	63,416	56,147	7,269	12.9
	390,958	394,409	(3,451)	(0.9)
Expenses:
Interest expense	104,328	114,660	(10,332)	(9.0)
Provision for credit losses	(6,273)	170,598	(176,871)	(103.7)
Operating expense	79,385	80,336	(951)	(1.2)
Restructuring expense	338	944	(606)	(64.2)
	177,778	366,538	(188,760)	(51.5)
Operating income	$213,180	$27,871	$185,309	664.9%
Interest income was lower for the first six months of 2021, primarily due to lower average outstanding finance receivables, partially offset by a higher average yield. Other income increased due in part to higher insurance and licensing income. Interest expense decreased due to lower average outstanding debt and a lower cost of funds.
The provision for credit losses decreased $176.9 million compared to the first six months of 2020 driven primarily by improved economic conditions and favorable retail credit loss performance. The provision for credit losses was favorable as a result of improvement in the U.S. economy and the Company’s outlook on future economic conditions. However, the pace of economic recovery remains uncertain as demonstrated by unemployment levels above those experienced prior to the COVID-19 pandemic and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of the second quarter of 2021, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included economic improvement with an emphasis on a slower path to economic recovery. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses for the Company's retail motorcycle loans were 0.84% through first half of 2021 compared to 1.87% through first half of 2020. The favorable retail credit loss performance was due to elevated used motorcycle values at auction in the U.S. and continued lower than normal delinquency levels driven by benefits provided under the U.S. federal stimulus packages and COVID-19 retail payment extensions. The 30-day delinquency rate for retail motorcycle loans at June 27, 2021 was 2.21% compared to 1.75% at June 28, 2020. Starting in the second quarter of 2020, the Company granted COVID-19 pandemic-related extensions to help customers get through financial difficulties associated with the pandemic. During the first half of 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021. The Company continues to grant standard payment extensions to customers in accordance with its policies. Favorable used motorcycle values stemmed from a lower number of motorcycles at auction. While the Company expects the delinquency rate to normalize over time, given the influx of stimulus funding and the improved economic conditions, the Company believes it is likely losses will continue to remain low through the remainder of 2021.(1)

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 27, 2021	June 28, 2020
Balance, beginning of period	$390,936	$198,581
Cumulative effect of change in accounting(a)	—	100,604
Provision for credit losses	(6,273)	170,598
Charge-offs, net of recoveries	(25,852)	(58,768)
Balance, end of period	$358,811	$411,015
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
Liquidity and Capital Resources(1)
The Company's response to the COVID-19 pandemic included actions implemented during 2020 to preserve cash and secure additional liquidity. The Company continues to monitor its liquidity in light of uncertainty related to the potential impacts of the COVID-19 pandemic. Based on the Company's current outlook, for both the near and longer terms, it expects Motorcycles segment operations to continue to be funded primarily through cash flows generated by operations and Financial Services segment operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and deposits.(1)
The Company's cash allocation priorities are first to fund growth through The Hardwire initiatives, then to reward shareholders through dividends. Given the Company’s strong cash position, the Company may also choose to execute discretionary share repurchases.
The Company's strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. In response to liquidity concerns related to the COVID-19 pandemic, the Company increased its cash and cash equivalents during 2020. The Company's cash and cash equivalents remain higher than pre-COVID-19 pandemic levels at the end of June 2021, but during the first half of 2021, the Company began to gradually reduce its cash and cash equivalents from December 2020 levels. The Company’s cash and cash equivalents and availability under its credit and conduit facilities at June 27, 2021 were as follows (in thousands):

Cash and cash equivalents	$1,741,968

Availability under credit and conduit facilities:
Credit facilities	665,963
Asset-backed U.S. commercial paper conduit facility(a)	608,489
Asset-backed Canadian commercial paper conduit facility(a)	13,606
$3,030,026
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of June 27, 2021 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Six months ended
	June 27, 2021	June 28, 2020
Net cash provided by operating activities	$644,300	$610,203
Net cash used by investing activities	(385,279)	(151,278)
Net cash (used) provided by financing activities	(1,746,365)	2,703,637
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,878)	(382)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,494,222)	$3,162,180
Operating Activities
The increase in net cash from operating activities for the first half of 2021 compared to the same period in 2020 reflects benefits from improved net income, partially offset by higher wholesale finance receivable originations. The Company continues to expect that it will generate sufficient cash inflows from operations to fund its ongoing operating cash requirements including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. There are no required qualified pension plan contributions in 2021. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company has a liability for unrecognized tax benefits of $52.3 million and related accrued interest and penalties of $26.7 million as of June 27, 2021. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $37.6 million in the first half of 2021 compared to $67.0 million in the same period last year. The Company's 2021 plan includes estimated capital expenditures between $190 million to $220 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows from finance receivables for the first half of 2021 were $266.3 million higher compared to the same period last year due primarily to higher retail finance receivable originations. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.

Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.30 and $0.40 per share totaling $46.2 million and $61.9 million during the first half of 2021 and 2020, respectively.
There were no discretionary share repurchases in 2021 or 2020. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units during the first six months of 2021 and 2020 were $10.9 million or 0.3 million shares and $7.2 million or 0.2 million shares, respectively. As of June 27, 2021, there were 18.2 million shares remaining on board-approved share repurchase authorizations.
Financing cash flows related to debt and deposit activity resulted in net cash outflows of $1.7 billion in the first six months of 2021 compared to net cash inflows of $2.8 billion in the first six months of 2020. The Company’s total outstanding debt and deposits consisted of the following (in thousands):

	June 27, 2021	June 28, 2020
Outstanding debt:
Unsecured commercial paper	$749,037	$1,397,388
364-day credit facility borrowings	—	150,000
Asset-backed Canadian commercial paper conduit facility	87,439	144,661
Asset-backed U.S. commercial paper conduit facilities	291,511	540,840
Asset-backed securitization debt, net	1,727,522	2,461,107
Medium-term notes, net	3,476,057	4,784,293
Senior notes, net	744,321	743,635
	$7,075,887	$10,221,924

Deposits, net	$259,373	$17,996
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 7 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – During 2020, HDFS began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $259.4 million and $18.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 27, 2021 and June 28, 2020, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Credit Facilities – In April 2020, the Company entered into a $707.5 million five-year credit facility to replace the $765.0 million five-year credit facility that was due to mature in April 2021. The new five-year credit facility matures in April 2025. At the end of the first quarter of 2021, the Company had borrowings of $15.5 million outstanding under this facility, which the Company repaid in full on April 7, 2021. The Company also amended its $780.0 million five-year credit facility in April 2020 to $707.5 million with no change to the maturity date of April 2023. Additionally, the Company had a $350.0 million 364-day credit facility that matured in May 2021. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of June 27, 2021 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at June 27, 2021 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$773,825(a)	4.94%	May 2020	May 2023
$714,300(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at June 27, 2021
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at June 27, 2021
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $12.1 million and $19.3 million at June 27, 2021 and June 28, 2020, respectively. During the second quarter of 2021, $350.0 million of 3.55% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2021, $600.0 million of 2.85% medium-term notes and $450.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full. During the second quarter of 2020, $450.0 million of floating-rate and $350.0 million of 2.4% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2020, $600.0 million of 2.15% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this facility provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 27, 2021, the Canadian Conduit has an expiration date of June 27, 2022.
There were no finance receivable transfers under the Canadian Conduit Facility during the first half of 2021 or the second quarter of 2020. During the first quarter of 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the first half of 2021 or the second quarter of 2020. During the first quarter of 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 27, 2021, the U.S. Conduit Facility has an expiration date of November 19, 2021.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2023 to 2028.
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in thousands):

	2021			2020
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$663,100	$600,000	$597,400	$580,200	$525,000	$522,700
Second quarter	—	—	—	1,840,500	1,550,200	1,541,800
	$663,100	$600,000	$597,400	$2,420,700	$2,075,200	$2,064,500
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
As of June 27, 2021, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic, including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic; and (ii) the Company’s ability to: (A) execute its business plans and strategies, including The Hardwire and the evolution of LiveWire as a standalone brand, successfully execute its remodeled approach to supply and inventory management, and strengthen its existing business while allowing for desirable growth; (B) mitigate the impact of the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and favorably resolve risks and uncertainties related to the revocation of the BOI decisions including, among other: (1) uncertainties regarding the quantity and mix of motorcycles that the Company imports into the EU; (2) whether the Company will be granted temporary relief from the effect of the revocation of the BOI decisions; (3) whether the Company will be successful in appealing the revocation of the BOI decisions; (4) uncertainties regarding the size and duration of the EU tariffs; and (5) whether and to what extent the Company determines to attempt to pass on the impact of the revocation to dealers and its success in doing so; (C) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (D) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (E) successfully carry out its global manufacturing and assembly operations; (F) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and growing its complementary businesses; (G) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (H) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (I) manage supply chain issues, including quality issues and any unexpected interruptions or price increases caused by raw material shortages or natural disasters; (J) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (K) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure; (L) successfully manage and reduce costs throughout the business; (M) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment; (N) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (O) develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (P) develop and maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (Q) manage and predict the impact that new or adjusted tariffs may have on the Company’s ability to sell products internationally, and the cost of raw materials and components; (R) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (S) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (T) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (U) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (V) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (W) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio; (X) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (Y) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (Z) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (AA) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (BB) manage its exposure to product liability claims and commercial or contractual disputes; (CC) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; and (DD) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain; (EE) achieve anticipated results with respect to the Company’s recently launched pre-owned motorcycle program, Harley-Davidson Certified, and the successful launch of the Company’s H-D1 Marketplace.
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
Motorcycles and Related Products Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Motorcycles segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Thai baht, Singapore dollar and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on Motorcycles segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. There have been no material changes to the foreign currency exchange rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company has foreign denominated debt transactions, as a result, Financial Services operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At June 27, 2021, this exposure related to the Euro and Canadian dollar. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to Financial Services segment operating results. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended June 27, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•Trade policies and changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may continue to have a material adverse impact on our business, results of operations and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. To date, the European Union (EU) has placed a 25% additional tariff (31% total tariff) on motorcycles imported into the EU which may increase to a 50% additional tariff (56% total tariff) effective December 1, 2021 following the EU's decision in May 2021 to suspend the increase until November 30, 2021 while the EU and the U.S. work towards politically resolving the restrictive tariffs imposed by each country. Shipments of motorcycles to the EU are a significant portion of the Company’s total motorcycles sales. Beginning in 2019, the Company obtained regulatory approvals, reflected in five Binding Origin Information (BOI) rulings, that allowed it to supply its EU markets with certain of its motorcycles produced at its Thailand facilities at tariff rates of 6%. In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the EU, the Company would be subject to the revocation of the BOI rulings, effective April 19, 2021. Following the revocation, non-electric motorcycles Harley-Davidson imports into the EU, regardless of origin, are subject to a total tariff rate of 31% from April 19, 2021 to November 30, 2021. This rate is expected to increase to 56% effective December 1, 2021 should the EU and the U.S. not reach a political resolution before that date. The additional EU tariff, whether at a rate of 31% or at a rate of 56%, will significantly disadvantage the Company from competing effectively in the EU. In May 2021, the Company applied for temporary extended reliance on the 6% tariff rate for motorcycles produced in Thailand and ordered prior to April 19, 2021; however, that application was rejected on July 30, 2021. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's estimates of the impact of this rejection. The Company continues its appeals of the revocation of the BOIs and plans to appeal the denial of temporary extended reliance although there is no assurance that these appeals will be successful. The full impact of the revocation is subject to uncertainties that include the following, among other factors: (i) uncertainties regarding the quantity and mix of motorcycles that the Company imports into the EU; (ii) uncertainties regarding the import prices of motorcycles; (iii) whether the Company will be successful in appealing the revocation of the BOI rulings and the denial of temporary extended reliance; (iv) uncertainties regarding the size and duration of the EU tariffs; and (v) whether and to what extent the Company determines to attempt to pass on the impact of the revocation to dealers and its success in doing so.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended June 27, 2021:

2021 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29 to May 2	7,017	$40	7,017	18,246,721
May 3 to May 30	101,339	$49	101,339	18,246,721
May 31 to June 27	330	$47	330	18,246,721
	108,686	$48	108,686
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of June 27, 2021, 18.2 million shares remained under these authorizations. The Company repurchased no shares on a discretionary basis during the quarter ended June 27, 2021.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2021, the Company acquired 108,686 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance share units.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*	Form of Transition Agreement between the Registrant and Ms. O'Sullivan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 1-9183))
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 5, 2021	/s/ Gina Goetter
Gina Goetter
Chief Financial Officer
(Principal financial officer)

Date: August 5, 2021	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)