Form 10-Q
period 2021-09-26
HARLEY-DAVIDSON, INC.
filed 2021-11-04
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 153,876,904 shares of common stock as of October 29, 2021.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended September 26, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenue:
Motorcycles and Related Products	$1,160,618	$964,029	$3,724,225	$2,733,091
Financial Services	204,692	201,655	595,650	596,064
	1,365,310	1,165,684	4,319,875	3,329,155
Costs and expenses:
Motorcycles and Related Products cost of goods sold	850,193	676,796	2,586,264	2,019,310
Financial Services interest expense	44,770	67,533	149,098	182,193
Financial Services provision for credit losses	11,208	7,835	4,935	178,433
Selling, administrative and engineering expense	254,312	231,721	747,665	734,057
Restructuring expense	615	43,915	1,167	85,864
	1,161,098	1,027,800	3,489,129	3,199,857
Operating income	204,212	137,884	830,746	129,298
Other income, net	858	155	1,825	466
Investment income	198	2,672	4,331	3,082
Interest expense	7,779	7,783	23,209	23,307
Income before provision for income taxes	197,489	132,928	813,693	109,539
Provision for income taxes	34,516	12,710	185,236	11,843
Net income	$162,973	$120,218	$628,457	$97,696
Earnings per share:
Basic	$1.06	$0.78	$4.09	$0.64
Diluted	$1.05	$0.78	$4.06	$0.64
Cash dividends per share	$0.15	$0.02	$0.45	$0.42
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income	$162,973	$120,218	$628,457	$97,696
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(17,836)	12,737	(33,759)	(275)
Derivative financial instruments	4,270	(2,101)	21,298	(28,255)
Pension and postretirement benefit plans	13,588	11,959	40,763	35,876
	22	22,595	28,302	7,346
Comprehensive income	$162,995	$142,813	$656,759	$105,042
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 26, 2021	December 31, 2020	September 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,061,303	$3,257,203	$3,560,950
Accounts receivable, net	282,627	143,082	232,845
Finance receivables, net of allowance of $62,406, $72,632, and $74,111	1,540,822	1,509,539	1,701,478
Inventories, net	475,314	523,497	322,375
Restricted cash	153,873	131,642	160,155
Other current assets	194,481	280,470	178,931
	4,708,420	5,845,433	6,156,734
Finance receivables, net of allowance of $293,428, $318,304, and $334,591	5,322,436	4,933,469	5,142,014
Property, plant and equipment, net	671,836	743,784	785,165
Pension and postretirement assets	132,958	95,711	82,378
Goodwill	63,841	65,976	64,884
Deferred income taxes	128,059	158,538	137,960
Lease assets	47,507	45,203	47,599
Other long-term assets	124,747	122,487	115,541
	$11,199,804	$12,010,601	$12,532,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382,216	$290,904	$289,103
Accrued liabilities	599,852	557,214	561,282
Short-term deposits, net	92,626	79,965	29,999
Short-term debt	749,620	1,014,274	1,227,763
Current portion of long-term debt, net	1,605,798	2,039,597	2,109,284
	3,430,112	3,981,954	4,217,431
Long-term deposits, net	197,644	—	—
Long-term debt, net	4,876,292	5,932,933	6,171,676
Lease liabilities	26,017	30,115	31,225
Pension and postretirement liabilities	103,144	114,206	126,232
Deferred income taxes	8,585	8,607	6,219
Other long-term liabilities	224,116	220,001	209,594
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	1,694	1,685	1,835
Additional paid-in-capital	1,540,235	1,507,706	1,501,410
Retained earnings	1,843,964	1,284,823	2,148,462
Accumulated other comprehensive loss	(455,115)	(483,417)	(529,603)
Treasury stock, at cost	(596,884)	(588,012)	(1,352,206)
	2,333,894	1,722,785	1,769,898
	$11,199,804	$12,010,601	$12,532,275

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 26, 2021	December 31, 2020	September 27, 2020
Balances held by consolidated variable interest entities (Note 12):
Finance receivables, net - current	$531,942	$530,882	$576,750
Other assets	$2,754	$3,753	$3,129
Finance receivables, net - non-current	$1,961,367	$1,889,472	$2,177,875
Restricted cash - current and non-current	$167,865	$142,892	$170,925
Current portion of long-term debt, net	$629,600	$608,987	$677,099
Long-term debt, net	$1,565,022	$1,585,174	$1,886,594
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 26, 2021	September 27, 2020
Net cash provided by operating activities (Note 7)	$925,551	$1,135,068
Cash flows from investing activities:
Capital expenditures	(61,476)	(92,295)
Origination of finance receivables	(3,444,953)	(2,873,259)
Collections on finance receivables	2,968,397	2,730,166
Other investing activities	2,485	334
Net cash used by investing activities	(535,547)	(235,054)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,396,602
Repayments of medium-term notes	(1,400,000)	(1,400,000)
Proceeds from securitization debt	1,169,910	2,064,450
Repayments of securitization debt	(1,013,820)	(735,885)
Borrowings of asset-backed commercial paper	27,406	225,187
Repayments of asset-backed commercial paper	(206,671)	(236,846)
Net (decrease) increase in unsecured commercial paper	(261,978)	509,978
Net increase in credit facilities	—	150,000
Net increase in deposits	210,144	29,992
Dividends paid	(69,316)	(65,002)
Repurchase of common stock	(11,545)	(7,895)
Issuance of common stock under share-based plans	4,324	96
Net cash (used) provided by financing activities	(1,551,546)	1,930,677
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,050)	6,071
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,172,592)	$2,836,762

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$3,409,168	$905,366
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,172,592)	2,836,762
Cash, cash equivalents and restricted cash, end of period	$2,236,576	$3,742,128

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$2,061,303	$3,560,950
Restricted cash	153,873	160,155
Restricted cash included in Other long-term assets	21,400	21,023
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,236,576	$3,742,128
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2020	168,503,526	$1,685	$1,507,706	$1,284,823	$(483,417)	$(588,012)	$1,722,785
Net income	—	—	—	259,144	—	—	259,144
Other comprehensive income, net of tax (Note 17)	—	—	—	—	13,780	—	13,780
Dividends ($0.15 per share)	—	—	—	(23,105)	—	—	(23,105)
Repurchase of common stock	—	—	—	—	—	(5,646)	(5,646)
Share-based compensation	483,326	5	9,423	—	—	—	9,428
Balance, March 28, 2021	168,986,852	1,690	1,517,129	1,520,862	(469,637)	(593,658)	1,976,386
Net income	—	—	—	206,340	—	—	206,340
Other comprehensive income, net of tax (Note 17)	—	—	—	—	14,500	—	14,500
Dividends ($0.15 per share)	—	—	—	(23,104)	—	—	(23,104)
Repurchase of common stock	—	—	—	—	—	(5,265)	(5,265)
Share-based compensation	322,015	3	14,327	—	—	1,085	15,415
Balance, June 27, 2021	169,308,867	1,693	1,531,456	1,704,098	(455,137)	(597,838)	2,184,272
Net income	—	—	—	162,973	—	—	162,973
Other comprehensive income, net of tax (Note 17)	—	—	—	—	22	—	22
Dividends ($0.15 per share)	—	—	—	(23,107)	—	—	(23,107)
Repurchase of common stock	—	—	—	—	—	(634)	(634)
Share-based compensation	49,831	1	8,779	—	—	1,588	10,368
Balance, September 26, 2021	169,358,698	$1,694	$1,540,235	$1,843,964	$(455,115)	$(596,884)	$2,333,894
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2019	182,816,536	$1,828	$1,491,004	$2,193,997	$(536,949)	$(1,345,881)	$1,803,999
Net income	—	—	—	69,695	—	—	69,695
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(42,341)	—	(42,341)
Dividends ($0.38 per share)	—	—	—	(58,817)	—	—	(58,817)
Repurchase of common stock	—	—	—	—	—	(7,071)	(7,071)
Share-based compensation	585,053	6	4,137	—	—	604	4,747
Cumulative effect of change in accounting	—	—	—	(78,229)	—	—	(78,229)
Balance, March 29, 2020	183,401,589	1,834	1,495,141	2,126,646	(579,290)	(1,352,348)	1,691,983
Net loss	—	—	—	(92,217)	—	—	(92,217)
Other comprehensive income, net of tax (Note 17)	—	—	—	—	27,092	—	27,092
Dividends ($0.02 per share)	—	—	—	(3,100)	—	—	(3,100)
Repurchase of common stock	—	—	—	—	—	(85)	(85)
Share-based compensation	9,615	—	(882)	—	—	914	32
Balance, June 28, 2020	183,411,204	1,834	1,494,259	2,031,329	(552,198)	(1,351,519)	1,623,705
Net income	—	—	—	120,218	—	—	120,218
Other comprehensive income, net of tax (Note 17)	—	—	—	—	22,595	—	22,595
Dividends ($0.02 per share)	—	—	—	(3,085)	—	—	(3,085)
Repurchase of common stock	—	—	—	—	—	(739)	(739)
Share-based compensation	82,329	1	7,151	—	—	52	7,204
Balance, September 27, 2020	183,493,533	$1,835	$1,501,410	$2,148,462	$(529,603)	$(1,352,206)	$1,769,898
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
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of September 26, 2021 and September 27, 2020, the Consolidated statements of operations for the three and nine month periods then ended, the Consolidated statements of comprehensive income for the three and nine month periods then ended, the Consolidated statements of cash flows for the nine month periods then ended, and the Consolidated statements of shareholders' equity for each of the three month periods within the nine month periods ended September 26, 2021 and September 27, 2020.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. During the first quarter of 2020, the outbreak of a novel strain of coronavirus (COVID-19) spread throughout the world, and it was recognized as a pandemic in March 2020. The COVID-19 pandemic has restricted the level of economic activity in the U.S. and around the world and the full extent of its impact is not yet known. Certain estimates used in the preparation of financial results for the period ending September 26, 2021 could be impacted in future periods as a result of the COVID-19 pandemic.
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
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Motorcycles and Related Products Revenue:
Motorcycles	$885,626	$684,344	$2,931,669	$2,030,448
Parts & Accessories	204,506	209,808	577,035	513,201
General Merchandise	49,424	49,356	155,378	136,321
Licensing	8,481	8,894	22,865	21,826
Other	12,581	11,627	37,278	31,295
	1,160,618	964,029	3,724,225	2,733,091
Financial Services Revenue:
Interest income	174,103	174,464	501,645	512,726
Other	30,589	27,191	94,005	83,338
	204,692	201,655	595,650	596,064
	$1,365,310	$1,165,684	$4,319,875	$3,329,155
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

	September 26, 2021	September 27, 2020
Balance, beginning of period	$36,614	$29,745
Balance, end of period	$38,682	$31,209
Previously deferred revenue recognized as revenue in the three months ended September 26, 2021 and September 27, 2020 was $6.1 million and $6.3 million, respectively, and $17.9 million and $19.6 million in the nine months ended September 26, 2021 and September 27, 2020, respectively. The Company expects to recognize approximately $15.0 million of the remaining unearned revenue over the next 12 months and $23.7 million thereafter.
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

Since the inception of the restructuring activities in 2020 through the nine months ended September 26, 2021, the Company has incurred cumulative restructuring expenses of $131.2 million. This includes restructuring expense by segment as follows (in thousands):

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Motorcycles and Related Products	$517	$43,581	$731	$84,586
Financial Services	98	334	436	1,278
	$615	$43,915	$1,167	$85,864
The Company expects total estimated restructuring expenses of approximately $135 million, including approximately $123 million and $12 million expected to be in incurred in the Motorcycles and Financial Services segments, respectively. Total expected restructuring expenses include approximately $30 million related to employee termination benefits, $75 million related to contract termination and other costs and $30 million related to non-current asset adjustments, including accelerated depreciation and other adjustments to the carrying value of non-current assets. The Company expects to incur estimated restructuring expenses of approximately $5 million in 2021.
Changes in accrued restructuring expenses, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows (in thousands):

	Three months ended September 26, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$1,246	$2,084	$—	$3,330
Restructuring (benefit) expense	(165)	807	(27)	615
Utilized – cash	(397)	(1,197)	—	(1,594)
Utilized – non cash	—	—	27	27
Foreign currency changes	(7)	(21)	—	(28)
Balance, end of period	$677	$1,673	$—	$2,350

	Three months ended September 27, 2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$25,298	$14,270	$—	$39,568
Restructuring expense	4,493	23,422	16,000	43,915
Utilized – cash	(11,940)	(5,899)	—	(17,839)
Utilized – non cash	—	—	(16,000)	(16,000)
Foreign currency changes	166	(54)	—	112
Balance, end of period	$18,017	$31,739	$—	$49,756

	Nine months ended September 26, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$7,724	$16,196	$—	$23,920
Restructuring (benefit) expense	(1,131)	2,576	(278)	1,167
Utilized – cash	(5,743)	(16,987)	—	(22,730)
Utilized – non cash	—	—	278	278
Foreign currency changes	(173)	(112)	—	(285)
Balance, end of period	$677	$1,673	$—	$2,350

	Nine months ended September 27, 2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	29,814	37,692	18,358	85,864
Utilized – cash	(11,940)	(5,899)	—	(17,839)
Utilized – non cash	—	—	(18,358)	(18,358)
Foreign currency changes	143	(54)	—	89
Balance, end of period	$18,017	$31,739	$—	$49,756
5. Income Taxes
The Company’s effective income tax rate for the nine months ended September 26, 2021 was 22.8% compared to 10.8% for the nine months ended September 27, 2020. The effective income tax rate for the nine months ended September 27, 2020 was impacted by discrete income tax expenses recorded during the period, including adjustments related to the reassessment of the realizability of certain deferred tax assets and favorable settlements with taxing authorities, which reduced the Company's income tax expense for the period.
6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income	$162,973	$120,218	$628,457	$97,696

Basic weighted-average shares outstanding	153,863	153,252	153,700	153,153
Effect of dilutive securities – employee stock compensation plan	1,254	663	1,203	637
Diluted weighted-average shares outstanding	155,117	153,915	154,903	153,790
Net earnings per share:
Basic	$1.06	$0.78	$4.09	$0.64
Diluted	$1.05	$0.78	$4.06	$0.64
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.5 million and 1.3 million shares for the three months ended September 26, 2021 and September 27, 2020, respectively, and 0.5 million and 1.6 million shares for the nine months ended September 26, 2021 and September 27, 2020, respectively.
7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	September 26, 2021	December 31, 2020	September 27, 2020
Mutual funds	$48,766	$52,061	$48,845
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

Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories, net consisted of the following (in thousands):

	September 26, 2021	December 31, 2020	September 27, 2020
Raw materials and work in process	$279,699	$211,979	$152,740
Motorcycle finished goods	178,315	281,132	125,930
Parts & Accessories and General Merchandise	86,977	84,469	100,131
Inventory at lower of FIFO cost or net realizable value	544,991	577,580	378,801
Excess of FIFO over LIFO cost	(69,677)	(54,083)	(56,426)
	$475,314	$523,497	$322,375
Deposits – Beginning in 2020, HDFS began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $290.3 million, $80.0 million and $30.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 26, 2021, December 31, 2020, and September 27, 2020, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of September 26, 2021 were as follows (in thousands):

2021	$47,920
2022	45,000
2023	65,000
2024	58,500
2025	—
Thereafter	74,717
Unamortized fees	(867)
$290,270

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Nine months ended
	September 26, 2021	September 27, 2020
Cash flows from operating activities:
Net income	$628,457	$97,696
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	122,483	140,057
Amortization of deferred loan origination costs	63,265	52,374
Amortization of financing origination fees	10,426	10,628
Provision for long-term employee benefits	19,640	23,557
Employee benefit plan contributions and payments	(14,677)	(5,456)
Stock compensation expense	34,032	12,076
Net change in wholesale finance receivables related to sales	(22,031)	330,793
Provision for credit losses	4,935	178,433
Deferred income taxes	10,626	(18,978)
Other, net	2,094	(10,863)
Changes in current assets and liabilities:
Accounts receivable, net	(148,670)	29,630
Finance receivables – accrued interest and other	11,088	5,097
Inventories, net	31,874	273,668
Accounts payable and accrued liabilities	168,306	(16,922)
Other current assets	3,703	33,278
	297,094	1,037,372
Net cash provided by operating activities	$925,551	$1,135,068
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
Finance receivables, net were as follows (in thousands):

	September 26, 2021	December 31, 2020	September 27, 2020
Retail finance receivables	$6,727,956	$6,344,195	$6,585,298
Wholesale finance receivables	491,136	489,749	666,896
	7,219,092	6,833,944	7,252,194
Allowance for credit losses	(355,834)	(390,936)	(408,702)
	$6,863,258	$6,443,008	$6,843,492

On January 1, 2020, the Company adopted ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to recognize expected lifetime losses on finance receivables upon origination. Under ASU 2016-13, the Company’s finance receivables are reported at amortized cost, net of the allowance for credit losses. Amortized cost includes the principal outstanding, accrued interest, and deferred loan fees and costs. Based on differences in the nature of the finance receivables and the underlying methodology for calculating the allowance for loan losses, the Company segments its finance receivables into the retail and wholesale portfolios. The Company further disaggregates each portfolio by credit quality indicators. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit quality indicators for each portfolio.
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
The Company considers various economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Changes in the Company’s outlook on economic conditions impacted the retail and wholesale estimates for expected credit losses at September 26, 2021. During the third quarter of 2021, the U.S. economy and the Company’s outlook on economic conditions improved from the second quarter of 2021; however, the pace of economic recovery remains uncertain as demonstrated by unemployment levels that remain higher than those experienced prior to the COVID-19 pandemic, muted consumer confidence and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of the third quarter of 2021, the Company’s outlook on economic conditions included continued slow economic improvement in its economic scenario weighting.
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

Changes in the allowance for credit losses on finance receivables by portfolio were as follows (in thousands):

	Three months ended September 26, 2021			Nine months ended September 26, 2021
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$342,490	$16,321	$358,811	$371,738	$19,198	$390,936
Provision for credit losses	13,861	(2,653)	11,208	10,465	(5,530)	4,935
Charge-offs	(24,670)	—	(24,670)	(76,366)	—	(76,366)
Recoveries	10,335	150	10,485	36,179	150	36,329
Balance, end of period	$342,016	$13,818	$355,834	$342,016	$13,818	$355,834
	Three months ended September 27, 2020			Nine months ended September 27, 2020
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$389,758	$21,257	$411,015	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	—	—	—	95,558	5,046	100,604
Provision for credit losses	8,024	(189)	7,835	172,491	5,942	178,433
Charge-offs	(20,378)	(2,442)	(22,820)	(105,452)	(2,442)	(107,894)
Recoveries	12,672	—	12,672	38,978	—	38,978
Balance, end of period	$390,076	$18,626	$408,702	$390,076	$18,626	$408,702
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	September 26, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$896,163	$551,078	$367,490	$206,333	$83,674	$38,494	$2,143,232
Prime	1,228,335	805,349	538,440	323,554	171,308	107,715	3,174,701
Sub-prime	428,238	312,163	207,139	119,730	72,026	64,890	1,204,186
	2,552,736	1,668,590	1,113,069	649,617	327,008	211,099	6,522,119
Canadian Retail:
Super prime	50,110	36,596	31,173	16,701	6,265	2,239	143,084
Prime	16,166	13,904	10,336	7,026	4,228	2,350	54,010
Sub-prime	2,345	2,436	1,694	1,090	704	474	8,743
	68,621	52,936	43,203	24,817	11,197	5,063	205,837
	$2,621,357	$1,721,526	$1,156,272	$674,434	$338,205	$216,162	$6,727,956

	December 31, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$822,631	$575,977	$355,529	$165,436	$71,360	$29,181	$2,020,114
Prime	1,133,637	794,058	508,713	293,358	156,688	77,046	2,963,500
Sub-prime	435,875	295,403	177,598	111,163	72,556	52,060	1,144,655
	2,392,143	1,665,438	1,041,840	569,957	300,604	158,287	6,128,269
Canadian Retail:
Super prime	53,465	48,692	28,581	13,818	5,018	2,011	151,585
Prime	18,568	14,257	10,269	6,727	3,198	2,025	55,044
Sub-prime	3,172	2,498	1,560	1,095	607	365	9,297
	75,205	65,447	40,410	21,640	8,823	4,401	215,926
	$2,467,348	$1,730,885	$1,082,250	$591,597	$309,427	$162,688	$6,344,195

	September 27, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$730,539	$649,174	$408,201	$196,050	$90,179	$39,749	$2,113,892
Prime	993,429	877,714	570,851	336,134	187,067	101,403	3,066,598
Sub-prime	387,766	326,537	196,001	124,312	82,975	64,537	1,182,128
	2,111,734	1,853,425	1,175,053	656,496	360,221	205,689	6,362,618
Canadian Retail:
Super prime	48,974	51,939	31,351	16,013	6,526	2,723	157,526
Prime	17,053	14,681	10,630	7,285	3,555	2,489	55,693
Sub-prime	2,790	2,630	1,706	1,171	685	479	9,461
	68,817	69,250	43,687	24,469	10,766	5,691	222,680
	$2,180,551	$1,922,675	$1,218,740	$680,965	$370,987	$211,380	$6,585,298
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

The amortized cost of wholesale financial receivables, by vintage and credit quality indicator, was as follows (in thousands):

	September 26, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	432,088	19,082	22,821	11,218	4,222	1,705	491,136
	$432,088	$19,082	$22,821	$11,218	$4,222	$1,705	$491,136

	December 31, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	658	365	31	—	—	—	1,054
Medium Risk	1,925	242	—	—	—	—	2,167
Low Risk	388,568	71,441	13,412	7,887	2,297	2,923	486,528
	$391,151	$72,048	$13,443	$7,887	$2,297	$2,923	$489,749

	September 27, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	14	—	—	—	14
Substandard	277	238	—	—	—	—	515
Special Mention	2,316	1,213	160	—	—	1,139	4,828
Medium Risk	1,283	448	33	—	—	—	1,764
Low Risk	505,328	118,466	18,602	8,551	5,525	3,303	659,775
	$509,204	$120,365	$18,809	$8,551	$5,525	$4,442	$666,896
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $3.1 million of accrued interest against interest income during the three months ended September 26, 2021 and September 27, 2020, and $11.6 million and $14.5 million during the nine months ended September 26, 2021 and September 27, 2020, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses (ASC Topic 326) to exclude accrued interest from its allowance for credit losses. Accordingly, as of September 26, 2021, December 31, 2020 and September 27, 2020, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and nine months ended September 26, 2021. As such, the Company did not reverse any accrued interest in those periods. The Company reversed $0.4 million of accrued interest related to the charge-off of Non-Performing dealer loans during the three and nine months ended September 27, 2020. There were no dealers on non-accrual status at September 26, 2021, December 31, 2020, and September 27, 2020.
The aging analysis of finance receivables was as follows (in thousands):

	September 26, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,561,412	$101,157	$35,273	$30,114	$166,544	$6,727,956
Wholesale finance receivables	490,974	46	92	24	162	491,136
	$7,052,386	$101,203	$35,365	$30,138	$166,706	$7,219,092

	December 31, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,164,369	$106,818	$39,933	$33,075	$179,826	$6,344,195
Wholesale finance receivables	489,556	166	23	4	193	489,749
	$6,653,925	$106,984	$39,956	$33,079	$180,019	$6,833,944

	September 27, 2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,434,642	$96,243	$31,467	$22,946	$150,656	$6,585,298
Wholesale finance receivables	666,335	244	3	314	561	666,896
	$7,100,977	$96,487	$31,470	$23,260	$151,217	$7,252,194
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of September 26, 2021, December 31, 2020 and September 27, 2020. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. Starting in the second quarter of 2020, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. During the first half of 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021. The Company discontinued extensions specific to the COVID-19 pandemic at the beginning of the third quarter of 2021; however, it continues to grant standard payment extensions to customers in accordance with its policies.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	September 26, 2021			December 31, 2020			September 27, 2020
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$406,220	$10,174	$502	$533,925	$11	$21,927	$352,933	$2,334	$6,132
Commodity contracts	1,000	458	—	671	—	52	801	95	—
Cross-currency swaps	1,367,460	47,989	—	1,367,460	138,622	—	1,367,460	57,787	292
Interest rate swaps	—	—	—	450,000	—	3,086	450,000	—	6,184
	$1,774,680	$58,621	$502	$2,352,056	$138,633	$25,065	$2,171,194	$60,216	$12,608

	Derivative Financial Instruments Not Designated as Hedging Instruments
	September 26, 2021			December 31, 2020			September 27, 2020
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$135,381	$375	$162	$245,494	$737	$435	$284,991	$342	$574
Commodity contracts	9,920	739	30	6,806	849	21	6,854	231	215
Interest rate caps	608,222	112	—	978,058	47	—	1,124,260	60	—
	$753,523	$1,226	$192	$1,230,358	$1,633	$456	$1,416,105	$633	$789

The amounts of gains and losses related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Foreign currency contracts	$8,653	$(6,587)	$20,829	$6,250	$(3,504)	$3,027	$(16,051)	$11,732
Commodity contracts	390	131	546	(26)	65	(12)	36	(201)
Cross-currency swaps	(40,741)	63,182	(90,633)	49,168	(33,600)	59,625	(77,775)	83,634
Treasury rate lock contracts	—	—	—	—	(127)	(124)	(375)	(370)
Interest rate swaps	—	(994)	397	(7,503)	—	(3,931)	(2,689)	(10,500)
	$(31,698)	$55,732	$(68,861)	$47,889	$(37,166)	$58,585	$(96,854)	$84,295
The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended September 26, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$850,193	$254,312	$7,779	$44,770

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(3,504)	$—	$—	$—
Commodity contracts	$65	$—	$—	$—
Cross-currency swaps	$—	$(33,600)	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(36)
	Three months ended September 27, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$676,796	$231,721	$7,783	$67,533

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$3,027	$—	$—	$—
Commodity contracts	$(12)	$—	$—	$—
Cross-currency swaps	$—	$59,625	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(33)
Interest rate swaps	$—	$—	$—	$(3,931)

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Nine months ended September 26, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,586,264	$747,665	$23,209	$149,098

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(16,051)	$—	$—	$—
Commodity contracts	$36	$—	$—	$—
Cross-currency swaps	$—	$(77,775)	$—	$—
Treasury rate lock contracts	$—	$—	$(272)	$(103)
Interest rate swaps	$—	$—	$—	$(2,689)
	Nine months ended September 27, 2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,019,310	$734,057	$23,307	$182,193

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$11,732	$—	$—	$—
Commodity contracts	$(201)	$—	$—	$—
Cross-currency swaps	$—	$83,634	$—	$—
Treasury rate lock contracts	$—	$—	$(272)	$(98)
Interest rate swaps	$—	$—	$—	$(10,500)
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at September 26, 2021, estimated to be reclassified into income over the next 12 months was $9.4 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the interest rate caps were recorded in Financial Services interest expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Foreign currency contracts	$2,152	$(3,569)	$(3,396)	$(1,897)
Commodity contracts	102	134	1,528	(859)
Interest rate caps	(39)	92	65	519
	$2,215	$(3,343)	$(1,803)	$(2,237)
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
The Company has operating lease arrangements for sales and administrative offices, manufacturing and distribution facilities, product testing facilities, equipment and vehicles. The Company’s leases have remaining lease terms ranging from 1 to 6 years, some of which include options to extend the lease term for periods generally not greater than 5 years and some of which include options to terminate the leases within 1 year. Certain leases also include options to purchase the leased asset. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense for the three months ended September 26, 2021 and September 27, 2020 was $6.1 million and $7.1 million, respectively, and $18.7 million and $20.9 million for the nine months ended September 26, 2021 and September 27, 2020, respectively. This includes variable lease costs related to leases involving assets operated by a third party of approximately $0.9 million and $2.1 million for the three months ended September 26, 2021 and September 27, 2020, respectively, and $3.4 million and $5.2 million for the nine months ended September 26, 2021 and September 27, 2020, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases was as follows (in thousands):

	September 26, 2021	December 31, 2020	September 27, 2020
Lease assets	$47,507	$45,203	$47,599

Accrued liabilities	$18,468	$17,081	$17,704
Lease liabilities	26,017	30,115	31,225
	$44,485	$47,196	$48,929
Future maturities of the Company's operating lease liabilities as of September 26, 2021 were as follows (in thousands):

Operating Leases
2021	$5,017
2022	17,694
2023	9,119
2024	6,907
2025	3,923
Thereafter	3,406
Future lease payments	46,066
Present value discount	(1,581)
Lease liabilities	$44,485

Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Cash outflows for amounts included in the measurement of lease liabilities	$4,756	$5,274	$20,479	$15,893
ROU assets obtained in exchange for lease obligations, net of modifications	$11,189	$(1,327)	$17,390	$327

	September 26, 2021	December 31, 2020	September 27, 2020
Weighted-average remaining lease term (in years)	3.36	3.78	3.92
Weighted-average discount rate	2.4%	3.1%	3.1%
11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	September 26, 2021	December 31, 2020	September 27, 2020
Unsecured commercial paper	$749,620	$1,014,274	$1,077,763
364-day credit facility borrowings	—	—	150,000
	$749,620	$1,014,274	$1,227,763
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		September 26, 2021	December 31, 2020	September 27, 2020
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$98,310	$116,678	$127,500
Asset-backed U.S. commercial paper conduit facilities		242,254	402,205	467,338
Asset-backed securitization debt		1,961,571	1,800,393	2,106,258
Unamortized discounts and debt issuance costs		(9,203)	(8,437)	(9,903)
		2,292,932	2,310,839	2,691,193
Unsecured notes (at par value):
Medium-term notes:
Due in 2021, issued January 2016	2.85%	—	600,000	600,000
Due in 2021, issued November 2018	LIBOR + 0.94%	—	450,000	450,000
Due in 2021, issued May 2018	3.55%	—	350,000	350,000
Due in 2022, issued February 2019	4.05%	550,000	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	756,763	797,206	760,890
Due in 2024, issued November 2019(b)	3.14%	698,550	735,882	702,360
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Unamortized discounts and debt issuance costs		(10,649)	(15,374)	(17,289)
		3,444,664	4,917,714	4,845,961

		September 26, 2021	December 31, 2020	September 27, 2020
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(5,506)	(6,023)	(6,194)
		744,494	743,977	743,806
		4,189,158	5,661,691	5,589,767
Long-term debt		6,482,090	7,972,530	8,280,960
Current portion of long-term debt, net		(1,605,798)	(2,039,597)	(2,109,284)
Long-term debt, net		$4,876,292	$5,932,933	$6,171,676
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at September 26, 2021, December 31, 2020, and September 27, 2020, respectively
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at September 26, 2021, December 31, 2020, and September 27, 2020, respectively

The Company's future principal payments on debt obligations as of September 26, 2021 were as follows (in thousands):

2021	$970,079
2022	1,615,337
2023	1,752,575
2024	1,150,272
2025	1,384,747
Thereafter	384,058
$7,257,068
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	September 26, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,362,454	$(119,975)	$148,177	$2,228	$2,392,884	$1,952,368
Asset-backed U.S. commercial paper conduit facility	264,226	(13,396)	19,688	526	271,044	242,254
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	112,374	(4,729)	7,408	157	115,210	98,310
	$2,739,054	$(138,100)	$175,273	$2,911	$2,779,138	$2,292,932

	December 31, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,129,372	$(124,627)	$116,268	$2,622	$2,123,635	$1,791,956
Asset-backed U.S. commercial paper conduit facility	441,402	(25,793)	26,624	1,131	443,364	402,205
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	133,976	(6,508)	9,073	126	136,667	116,678
	$2,704,750	$(156,928)	$151,965	$3,879	$2,703,666	$2,310,839

	September 27, 2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,422,841	$(143,775)	$138,276	$1,923	$2,419,265	$2,096,355
Asset-backed U.S. commercial paper conduit facilities	505,507	(29,948)	32,649	1,206	509,414	467,338
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	146,140	(6,878)	10,253	142	149,657	127,500
	$3,074,488	$(180,601)	$181,178	$3,271	$3,078,336	$2,691,193
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2022 to 2029.

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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2021			2020
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$663.1	$600.0	$597.4	$580.2	$525.0	$522.7
Second quarter	—	—	—	1,840.5	1,550.2	1,541.8
Third quarter	635.5	575.0	572.5	—	—	—
	$1,298.6	$1,175.0	$1,169.9	$2,420.7	$2,075.2	$2,064.5
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 26, 2021, the U.S. Conduit Facility has an expiration date of November 19, 2021.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the nine months ended September 26, 2021 or the second or third quarters of 2020. During the first quarter of 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2021, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. Prior to the renewal and amendment, the Canadian Conduit was contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 26, 2021, the Canadian Conduit has an expiration date of June 27, 2022.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $16.9 million at September 26, 2021. The maximum exposure is not an indication of the Company's expected loss exposure.
During the third quarter of 2021, the Company transferred $32.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $27.4 million. There were no finance receivable transfers under the Canadian Conduit Facility during the first half of 2021 or the second or third quarters of 2020. During the first quarter of 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million.
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the nine months ended September 26, 2021 or September 27, 2020. During the second quarter of 2016, the Company sold retail motorcycle finance receivables into a securitization VIE that was not consolidated. In April 2020, the Company repurchased the finance receivables associated with this off-balance sheet asset-backed securitization VIE for $27.4 million.
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
Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue on the Consolidated statements of operations. The fees the Company is paid for servicing represent adequate compensation, and consequently, the Company does not recognize a servicing asset or liability. The Company repurchased the finance receivables associated with the off-balance sheet securitization VIE in April 2020. As such, the Company did not recognize any servicing fee income in 2021. The Company recognized servicing fee income of $0.1 million during the nine months ended September 27, 2020.

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
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 26, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,753,398	$1,503,400	$249,998
Marketable securities	48,766	48,766	—
Derivative financial instruments	59,847	—	59,847
	$1,862,011	$1,552,166	$309,845
Liabilities:
Derivative financial instruments	$694	$—	$694
	December 31, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,019,884	$2,819,884	$200,000
Marketable securities	52,061	52,061	—
Derivative financial instruments	140,266	—	140,266
	$3,212,211	$2,871,945	$340,266
Liabilities:
Derivative financial instruments	$25,521	$—	$25,521
	September 27, 2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,250,891	$3,150,891	$100,000
Marketable securities	48,845	48,845	—
Derivative financial instruments	60,849	—	60,849
	$3,360,585	$3,199,736	$160,849
Liabilities:
Derivative financial instruments	$13,397	$—	$13,397
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $18.3 million, $17.7 million and $17.1 million at September 26, 2021, December 31, 2020 and September 27, 2020, respectively, for which the fair value adjustment was a decrease of $1.4 million, $4.2 million and $2.9 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	September 26, 2021		December 31, 2020		September 27, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,117,828	$6,863,258	$6,586,348	$6,443,008	$6,954,661	$6,843,492
Liabilities:
Deposits, net	$292,284	$290,270	$79,965	$79,965	$29,999	$29,999
Debt:
Unsecured commercial paper	$749,620	$749,620	$1,014,274	$1,014,274	$1,077,763	$1,077,763
Global credit facility borrowings	$—	$—	$—	$—	$150,000	$150,000
Asset-backed U.S. commercial paper conduit facilities	$242,254	$242,254	$402,205	$402,205	$467,338	$467,338
Asset-backed Canadian commercial paper conduit facility	$98,310	$98,310	$116,678	$116,678	$127,500	$127,500
Asset-backed securitization debt	$1,967,893	$1,952,368	$1,817,892	$1,791,956	$2,123,715	$2,096,355
Medium-term notes	$3,583,411	$3,444,664	$5,118,928	$4,917,714	$4,895,006	$4,845,961
Senior notes	$798,518	$744,494	$828,141	$743,977	$798,411	$743,806
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

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Balance, beginning of period	$73,626	$83,513	$69,208	$89,793
Warranties issued during the period	9,516	8,564	34,006	25,821
Settlements made during the period	(10,860)	(12,886)	(29,823)	(37,780)
Recalls and changes to pre-existing warranty liabilities	(569)	239	(1,678)	1,596
Balance, end of period	$71,713	$79,430	$71,713	$79,430
The liability for recall campaigns, included in the balance above, was $21.9 million, $24.7 million and $29.8 million at September 26, 2021, December 31, 2020 and September 27, 2020, respectively.
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

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Pension and SERPA Benefits:
Service cost	$6,348	$6,806	$19,044	$20,418
Interest cost	15,472	19,112	46,412	57,335
Expected return on plan assets	(32,720)	(33,764)	(98,160)	(101,292)
Amortization of unrecognized:
Prior service credit	(312)	(272)	(936)	(816)
Net loss	18,386	16,372	55,158	49,116
Settlement loss	—	—	816	—
Net periodic benefit cost	$7,174	$8,254	$22,334	$24,761
Postretirement Healthcare Benefits:
Service cost	$1,288	$1,202	$3,864	$3,605
Interest cost	1,626	2,336	4,878	7,008
Expected return on plan assets	(3,495)	(3,467)	(10,485)	(10,401)
Amortization of unrecognized:
Prior service credit	(581)	(595)	(1,743)	(1,785)
Net loss	264	123	792	369
Net periodic benefit cost	$(898)	$(401)	$(2,694)	$(1,204)
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
York Environmental Matter – The Company is involved with government agencies and the U.S. Navy related to a matter involving the cleanup of soil and groundwater contamination at its York, Pennsylvania facility. The York facility was formerly used by the U.S. Navy and AMF prior to the purchase of the York facility by the Company from AMF in 1981. The Company has an agreement with the U.S. Navy which calls for the U.S. Navy and the Company to contribute amounts into a trust equal to 53% and 47%, respectively, of costs associated with environmental investigation and remediation activities at the York facility (Response Costs). A site wide remedial investigation/feasibility study and a proposed final remedy for the York facility have been completed and approved by the Pennsylvania Department of Environmental Protection and the United States Environmental Protection Agency (EPA). The associated cleanup plan documents were approved in February 2020 and the remaining cleanup activities are expected to begin in 2022. The Company has an accrual for its share of the estimated future Response Costs recorded in Other long-term liabilities on the Consolidated balance sheets. The Company believes the accrual recorded is adequate and this matter is not expected to have a material adverse effect on the Company's consolidated financial statements.
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
17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended September 26, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(23,512)	$(29,088)	$(402,537)	$(455,137)
Other comprehensive loss, before reclassifications	(18,296)	(31,698)	—	(49,994)
Income tax benefit	460	6,928	—	7,388
	(17,836)	(24,770)	—	(42,606)
Reclassifications:
Net losses on derivative financial instruments	—	37,166	—	37,166
Prior service credits(a)	—	—	(893)	(893)
Actuarial losses(a)	—	—	18,650	18,650
Reclassifications before tax	—	37,166	17,757	54,923
Income tax expense	—	(8,126)	(4,169)	(12,295)
	—	29,040	13,588	42,628
Other comprehensive (loss) income	(17,836)	4,270	13,588	22
Balance, end of period	$(41,348)	$(24,818)	$(388,949)	$(455,115)

	Three months ended September 27, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(53,825)	$(40,740)	$(457,633)	$(552,198)
Other comprehensive income, before reclassifications	13,331	55,732	—	69,063
Income tax expense	(594)	(12,299)	—	(12,893)
	12,737	43,433	—	56,170
Reclassifications:
Net gains on derivative financial instruments	—	(58,585)	—	(58,585)
Prior service credits(a)	—	—	(867)	(867)
Actuarial losses(a)	—	—	16,495	16,495
Reclassifications before tax	—	(58,585)	15,628	(42,957)
Income tax benefit (expense)	—	13,051	(3,669)	9,382
	—	(45,534)	11,959	(33,575)
Other comprehensive income (loss)	12,737	(2,101)	11,959	22,595
Balance, end of period	$(41,088)	$(42,841)	$(445,674)	$(529,603)

	Nine months ended September 26, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive loss, before reclassifications	(33,648)	(68,861)	—	(102,509)
Income tax (expense) benefit	(111)	15,026	—	14,915
	(33,759)	(53,835)	—	(87,594)
Reclassifications:
Net losses on derivative financial instruments	—	96,854	—	96,854
Prior service credits(a)	—	—	(2,679)	(2,679)
Actuarial losses(a)	—	—	55,950	55,950
Reclassifications before tax	—	96,854	53,271	150,125
Income tax expense	—	(21,721)	(12,508)	(34,229)
	—	75,133	40,763	115,896
Other comprehensive (loss) income	(33,759)	21,298	40,763	28,302
Balance, end of period	$(41,348)	$(24,818)	$(388,949)	$(455,115)

	Nine months ended September 27, 2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive (loss) income, before reclassifications	(434)	47,889	—	47,455
Income tax benefit (expense)	159	(10,718)	—	(10,559)
	(275)	37,171	—	36,896
Reclassifications:
Net gains on derivative financial instruments	—	(84,295)	—	(84,295)
Prior service credits(a)	—	—	(2,601)	(2,601)
Actuarial losses(a)	—	—	49,485	49,485
Reclassifications before tax	—	(84,295)	46,884	(37,411)
Income tax benefit (expense)	—	18,869	(11,008)	7,861
	—	(65,426)	35,876	(29,550)
Other comprehensive (loss) income	(275)	(28,255)	35,876	7,346
Balance, end of period	$(41,088)	$(42,841)	$(445,674)	$(529,603)
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

Select segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Motorcycles and Related Products:
Motorcycles revenue	$1,160,618	$964,029	$3,724,225	$2,733,091
Gross profit	310,425	287,233	1,137,961	713,781
Selling, administrative and engineering expense	212,243	196,912	626,211	618,912
Restructuring expense	517	43,581	731	84,586
Operating income	97,665	46,740	511,019	10,283
Financial Services:
Financial Services revenue	204,692	201,655	595,650	596,064
Financial Services expense	98,047	110,177	275,487	475,771
Restructuring expense	98	334	436	1,278
Operating income	106,547	91,144	319,727	119,015
Operating income	$204,212	$137,884	$830,746	$129,298
Total assets for the Motorcycles and Financial Services segments were $3.0 billion and $8.2 billion, respectively, as of September 26, 2021, $2.5 billion and $9.5 billion, respectively, as of December 31, 2020, and $2.4 billion and $10.1 billion, respectively, as of September 27, 2020.
19. Supplemental Consolidating Data
The supplemental consolidating data is presented for informational purposes and is different than segment information due to the allocation of consolidating adjustments to the reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended September 26, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,167,432	$—	$(6,814)	$1,160,618
Financial Services	—	202,080	2,612	204,692
	1,167,432	202,080	(4,202)	1,365,310
Costs and expenses:
Motorcycles and Related Products cost of goods sold	850,193	—	—	850,193
Financial Services interest expense	—	44,770	—	44,770
Financial Services provision for credit losses	—	11,208	—	11,208
Selling, administrative and engineering expense	216,030	42,686	(4,404)	254,312
Restructuring expense	517	98	—	615
	1,066,740	98,762	(4,404)	1,161,098
Operating income	100,692	103,318	202	204,212
Other income, net	858	—	—	858
Investment income	120,198	—	(120,000)	198
Interest expense	7,779	—	—	7,779
Income before income taxes	213,969	103,318	(119,798)	197,489
Provision for income taxes	7,408	27,108	—	34,516
Net income	$206,561	$76,210	$(119,798)	$162,973

	Nine months ended September 26, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$3,742,869	$—	$(18,644)	$3,724,225
Financial Services	—	590,468	5,182	595,650
	3,742,869	590,468	(13,462)	4,319,875
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,586,264	—	—	2,586,264
Financial Services interest expense	—	149,098	—	149,098
Financial Services provision for credit losses	—	4,935	—	4,935
Selling, administrative and engineering expense	635,902	125,053	(13,290)	747,665
Restructuring expense	731	436	—	1,167
	3,222,897	279,522	(13,290)	3,489,129
Operating income	519,972	310,946	(172)	830,746
Other income, net	1,825	—	—	1,825
Investment income	244,331	—	(240,000)	4,331
Interest expense	23,209	—		23,209
Income before income taxes	742,919	310,946	(240,172)	813,693
Provision for income taxes	112,974	72,262	—	185,236
Net income	$629,945	$238,684	$(240,172)	$628,457

	September 26, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,115,014	$946,289	$—	$2,061,303
Accounts receivable, net	590,806	—	(308,179)	282,627
Finance receivables, net	—	1,540,822	—	1,540,822
Inventories, net	475,314	—	—	475,314
Restricted cash	—	153,873	—	153,873
Other current assets	114,221	94,868	(14,608)	194,481
	2,295,355	2,735,852	(322,787)	4,708,420
Finance receivables, net	—	5,322,436	—	5,322,436
Property, plant and equipment, net	642,253	29,583	—	671,836
Pension and postretirement assets	132,958	—	—	132,958
Goodwill	63,841	—	—	63,841
Deferred income taxes	43,097	86,011	(1,049)	128,059
Lease assets	40,163	7,344	—	47,507
Other long-term assets	191,126	37,370	(103,749)	124,747
	$3,408,793	$8,218,596	$(427,585)	$11,199,804
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361,057	$329,338	$(308,179)	$382,216
Accrued liabilities	489,988	123,642	(13,778)	599,852
Short-term deposits, net	—	92,626	—	92,626
Short-term debt	—	749,620	—	749,620
Current portion of long-term debt, net	—	1,605,798	—	1,605,798
	851,045	2,901,024	(321,957)	3,430,112
Long-term deposits, net	—	197,644	—	197,644
Long-term debt, net	744,494	4,131,798	—	4,876,292
Lease liabilities	19,457	6,560	—	26,017
Pension and postretirement liabilities	103,144	—	—	103,144
Deferred income taxes	7,166	1,419	—	8,585
Other long-term liabilities	173,178	48,586	2,352	224,116
Commitments and contingencies (Note 16)
Shareholders’ equity	1,510,309	931,565	(107,980)	2,333,894
	$3,408,793	$8,218,596	$(427,585)	$11,199,804

	Nine months ended September 26, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$629,945	$238,684	$(240,172)	$628,457
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	115,779	6,704	—	122,483
Amortization of deferred loan origination costs	—	63,265	—	63,265
Amortization of financing origination fees	517	9,909	—	10,426
Provision for long-term employee benefits	19,640	—	—	19,640
Employee benefit plan contributions and payments	(14,677)	—	—	(14,677)
Stock compensation expense	31,089	2,943	—	34,032
Net change in wholesale finance receivables related to sales	—	—	(22,031)	(22,031)
Provision for credit losses	—	4,935	—	4,935
Deferred income taxes	4,710	6,028	(112)	10,626
Other, net	3,320	(1,397)	171	2,094
Changes in current assets and liabilities:
Accounts receivable, net	(379,821)	—	231,151	(148,670)
Finance receivables – accrued interest and other	—	11,088	—	11,088
Inventories, net	31,874	—	—	31,874
Accounts payable and accrued liabilities	162,088	247,740	(241,522)	168,306
Other current assets	(11,127)	3,952	10,878	3,703
	(36,608)	355,167	(21,465)	297,094
Net cash provided by operating activities	593,337	593,851	(261,637)	925,551
Cash flows from investing activities:
Capital expenditures	(59,128)	(2,348)	—	(61,476)
Origination of finance receivables	—	(6,157,658)	2,712,705	(3,444,953)
Collections on finance receivables	—	5,659,465	(2,691,068)	2,968,397
Other investing activities	2,485	—	—	2,485
Net cash used by investing activities	(56,643)	(500,541)	21,637	(535,547)

	Nine months ended September 26, 2021
	HDMC Entities	HDFS Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	1,169,910	—	1,169,910
Repayments of securitization debt	—	(1,013,820)	—	(1,013,820)
Borrowings of asset-backed commercial paper	—	27,406	—	27,406
Repayments of asset-backed commercial paper	—	(206,671)	—	(206,671)
Net decrease in unsecured commercial paper	—	(261,978)	—	(261,978)
Net increase in deposits	—	210,144	—	210,144
Dividends paid	(69,316)	(240,000)	240,000	(69,316)
Repurchase of common stock	(11,545)	—	—	(11,545)
Issuance of common stock under share-based plans	4,324	—	—	4,324
Net cash used by financing activities	(76,537)	(1,715,009)	240,000	(1,551,546)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,304)	254	—	(11,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	$448,853	$(1,621,445)	$—	$(1,172,592)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$666,161	$2,743,007	$—	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	448,853	(1,621,445)	—	(1,172,592)
Cash, cash equivalents and restricted cash, end of period	$1,115,014	$1,121,562	$—	$2,236,576
20. Subsequent Event
On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement will remove the additional tariffs imposed by the EU beginning in 2018 on the Company’s motorcycles imported into the EU, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The EU tariff rate will remain at 31% through the end of 2021 rather than increasing to 56% on December 1, 2021, as previously scheduled. The lower 6% tariff rate will apply to all motorcycles imported by the Company into the EU, regardless of origin, beginning in 2022.

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” “forecasts,” “sees,” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption “Cautionary Statements” in this Item 2 and in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made as of the date of the filing of this report (November 4, 2021), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
The Company's net income was $163.0 million, or $1.05 per diluted share, in the third quarter of 2021, compared to $120.2 million, or $0.78 per diluted share, in the third quarter of 2020. In the third quarter of 2021, Motorcycles segment operating income was $97.7 million, up $50.9 million over the third quarter of 2020. The increase in operating income from the Motorcycles segment for the third quarter of 2021 was driven by an 11.5% increase in wholesale motorcycle shipments, improved product mix and lower restructuring expenses compared to the same quarter last year. Operating income from the Financial Services segment in the third quarter of 2021 was $106.5 million, up $15.4 million compared to the year-ago quarter due primarily to lower interest expense.
Retail sales of new Harley-Davidson motorcycles in the third quarter of 2021 were down 5.6% compared to the third quarter of 2020. Retail sales in the third quarter of 2021 increased 1.9% in North America compared to the year ago quarter, which was more than offset by declines in the Company's markets outside of North America. Refer to the Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.
Additional European Union Tariffs(1)
Beginning in 2019, the Company operated under Binding Origin Information (BOI) rulings that allowed it to supply its European Union (EU) markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the EU, the Company would be subject to the revocation of the BOI rulings, effective April 19, 2021. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% on April 19, 2021 that was scheduled to increase to 56% effective June 1, 2021. However, in May 2021, the EU made a decision to delay the increase initially scheduled for June 2021 to December 2021, while tariff negotiations took place between the U.S. and the EU. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement will remove the additional tariffs imposed by the EU on the Company's motorcycles beginning in 2018, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The EU tariff rate will remain at 31% through the end of 2021 rather than increasing to 56% on December 1, 2021 as previously scheduled. The lower 6% tariff rate will apply to all motorcycles imported by the Company into the EU, regardless of origin, beginning in 2022.
Based on the agreement, the Company now estimates the impact of the additional EU tariffs in 2021 to be approximately $61 million, including approximately $44 million recognized in the first nine months of 2021. The current estimate is lower than the previous estimate of $80 million reflecting a tariff rate of 31% for the remainder of 2021 as well as the Company's most recent EU volume estimates. In addition, as a result of this agreement, the Company now expects that there will be no impact from additional EU tariffs in 2022. The Company had previously estimated the impact of additional EU tariffs to be approximately $200 million to $225 million on annual basis after 2021 assuming a total EU tariff rate of 56%.
To date, the Company continues to pursue its appeals of the revocation of the BOIs and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that these appeals will continue or be successful.
COVID-19 Pandemic & Supply Chain
The Company continues to manage through the impacts of the COVID-19 pandemic keeping safety and community well-being a priority. The full impact of the COVID-19 pandemic on future results depends on future developments, such as the ultimate duration and scope of the pandemic, the success of vaccination programs, the consequences of vaccine requirements, and its impact on the Company's customers, independent dealers, distributors, and suppliers. Future impacts and disruptions could have an adverse effect on production, supply chains, distribution, and demand for the Company's products.
Supply Chain and Distribution – The global supply chain challenges, which the Company believes are primarily linked to the COVID-19 pandemic, continue to impact the Company and the industry. During the first nine months of 2021, the Company experienced disruption and increased costs related to global supply chain challenges. As a result of these challenges, the Company has experienced cost increases for logistics, raw materials and purchased components, as well as increased manufacturing conversion costs. In the third quarter of 2021, the Company's supply chain cost impact was consistent with what it experienced in the second quarter of 2021; however, it did experience increased supplier volatility which impacted production levels for the third quarter. In addition, the Company continued to experience longer shipping times into its international markets during the third quarter. The Company expects continued cost pressure in the fourth quarter of 2021 at the same levels experienced in the third quarter.(1) In response to the supply chain challenges, the Company has imposed pricing surcharges in the U.S., worked to optimize production schedules to prioritize more profitable models and markets and enacted tighter operating expense cost controls. The Company expects the supply chain challenges to continue well into 2022 and will continue to work to mitigate the impact to its business.(1)
Liquidity – At the end of the third quarter of 2021, the Company had $3.4 billion of available liquidity through cash, cash equivalents and availability under its credit and conduit facilities. The Company continues to closely monitor its liquidity in light of the COVID-19 pandemic; however, during 2021 the Company has gradually reduced its cash and cash equivalents from the elevated December 2020 levels. Liquidity is discussed in more detail under Liquidity and Capital Resources.
Supporting Customers – Starting in the second quarter of 2020, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. During the first half of 2021, the volume of extensions declined from the levels experienced during 2020 returning to pre-COVID-19 pandemic levels by the end of the second quarter of 2021. The Company discontinued extensions specific to the COVID-19 pandemic at the beginning of the third quarter of 2021; however, it continues to grant standard payment extensions to customers in accordance with its policies.
Safety – The Company continues to proactively manage through the COVID-19 pandemic and has implemented robust protocols to keep workers safe in its manufacturing facilities. Most non-production workers continue to work remotely in light of the COVID-19 pandemic.
Guidance(1)
The Company provided the following expectations for the remainder of 2021.
The Company continues to expect 2021 Motorcycles segment revenue growth of 30% to 35% over 2020.
The Company continues to expect 2021 Motorcycles segment operating margin of 6% to 8%. This guidance assumes $61 million of cost related to the additional EU tariffs discussed above under "Additional European Union Tariffs."

The Company expects to ship approximately 22,000 to 29,000 motorcycles at wholesale in the fourth quarter of 2021. Consistent with the prior year, during the fourth quarter of 2021, the Company will shift motorcycle production to begin producing next year's model year product. The model year changeover will limit the amount of wholesale shipments during the fourth quarter as model year 2022 motorcycles produced will remain in company-owned inventory ahead of the new model year launch in early 2022. The Company expects the financial impact of the model year changeover in the fourth quarter of 2021 to be very similar to the impact of the changeover experienced in the fourth quarter of 2020. This includes an increase in operating expense and capital expenditures in the fourth quarter as compared to the first three quarters of the year to support the product launch. Finally, the Company expects lower restructuring expense in the fourth quarter of 2021 as compared to the fourth quarter of 2020.
The Company expects Financial Services segment operating income growth in 2021 over 2020 of 95% to 105%, up from the previous range of 75% to 85%. The improved outlook takes into account the favorable credit loss experience through the first nine months of 2021, as well as the outlook for the remainder of the year.
The Company now expects capital expenditures of $135 million to $150 million in 2021, down from its previous estimate of $190 to $220 million. The decrease is driven by stronger capital management across projects, as well as changes in the timing of expenditures for key initiatives.
Restructuring Plan Costs and Savings(1)
During 2020, the Company initiated certain restructuring activities as part of The Rewire including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global independent dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. These actions included restructuring expenses related to employee termination costs, contract termination costs and non-current asset adjustments. The workforce reduction resulted in the elimination of approximately 700 positions globally, including the termination of approximately 500 employees. In addition, the India action resulted in the termination of approximately 70 employees. The Company incurred approximately $130 million of restructuring expense in connection with these actions during 2020. The Company expects to incur total restructuring expenses for these actions of approximately $135 million, including approximately $5 million in 2021. The Company continues to expect annual ongoing gross savings resulting from these restructuring activities of approximately $115 million. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding the Company's restructuring activities.
Results of Operations for the Three Months Ended September 26, 2021
Compared to the Three Months Ended September 27, 2020
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 26, 2021	September 27, 2020	Increase (Decrease)
Operating income from Motorcycles and Related Products	$97,665	$46,740	$50,925
Operating income from Financial Services	106,547	91,144	15,403
Operating income	204,212	137,884	66,328
Other income, net	858	155	703
Investment income	198	2,672	(2,474)
Interest expense	7,779	7,783	(4)
Income before income taxes	197,489	132,928	64,561
Provision for income taxes	34,516	12,710	21,806
Net income	$162,973	$120,218	$42,755
Diluted earnings per share	$1.05	$0.78	$0.27
The Company reported operating income of $204.2 million in the third quarter of 2021 compared to $137.9 million in the same period last year. Motorcycles segment operating income was $97.7 million in the third quarter of 2021, an improvement of $50.9 million, compared to the third quarter of 2020. Operating income from the Financial Services segment increased $15.4 million, or 16.9%, compared to the third quarter of 2020. Refer to the Motorcycles and Related Products Segment and Financial Services Segment sections for a more detailed discussion of the factors affecting operating income.
Investment income decreased $2.5 million in the third quarter of 2021 as compared to 2020 driven by lower income from investments in marketable securities and cash equivalents.

The effective income tax rate for the third quarter of 2021 was 17.5% compared to 9.6% for the third quarter of 2020. The increase in the effective tax rate is primarily attributable to higher discrete tax adjustments recorded in the third quarter of 2020, including favorable settlements with taxing authorities.
Diluted earnings per share was $1.05 in the third quarter of 2021, up 34.6% from the same period last year. Diluted weighted average shares outstanding increased from 153.9 million in the third quarter of 2020 to 155.1 million in the third quarter of 2021.
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	September 30, 2021	September 30, 2020	Increase (Decrease)	% Change
United States	31,699	31,304	395	1.3%
Canada	2,158	1,915	243	12.7
North America	33,857	33,219	638	1.9
Europe/Middle East/Africa (EMEA)	9,389	11,184	(1,795)	(16.0)
Asia Pacific	6,484	7,631	(1,147)	(15.0)
Latin America	1,048	1,768	(720)	(40.7)
	50,778	53,802	(3,024)	(5.6)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 5.6% during the third quarter of 2021 compared to the same period last year with growth in North America more than offset by declines in markets outside of North America. Retail sales in the third quarter of 2021 were impacted by strategic decisions made as part of The Rewire, as well as longer global shipping times which continued to impact international markets.
Retail sales in North America were up during the third quarter of 2021, driven by demand for the Company's Grand American Touring motorcycles, as well as the successful launch of the Company's new Pan America™ motorcycles. Outside of North America, retail sales were impacted by actions taken under The Rewire to streamline the product portfolio to reduce complexity and direct resources toward the Company's core stronghold products. This includes the Company's decision to discontinue selling Street motorcycles globally and legacy Sportster motorcycles in EMEA and certain countries within the Asia Pacific and Latin American markets. Latin America retail sales were also impacted during the third quarter of 2021 by the reduction of independent dealers and pricing actions executed as part of The Rewire in 2020 to restore profitability in those markets.
At the end of the third quarter of 2021, worldwide retail inventory of new Harley-Davidson motorcycles was down approximately 35%, or approximately 13,000 motorcycles, compared to the third quarter of 2020 and relatively flat to the second quarter of 2021. Retail inventory levels at the end of the third quarter of 2021 have been impacted by stronger demand in North America, as well as global supply chain challenges which impacted the Company's ability to produce at planned levels and resulted in longer shipping times. While retail inventory levels are lower than the Company's original plan, it has seen improvement in desirability as measured by stronger pricing across both new and used motorcycles and improved dealer profitability.

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Three months ended
	September 26, 2021		September 27, 2020		Unit	Unit
	Units	Mix %	Units	Mix %	Increase	% Change
U.S. motorcycle shipments	27,919	58.2%	25,284	58.8%	2,635	10.4%

Worldwide motorcycle shipments:
Grand American Touring motorcycles(a)	21,988	45.9%	17,230	40.1%	4,758	27.6%
Cruiser motorcycles(b)	16,531	34.5%	14,775	34.4%	1,756	11.9
Adventure Touring motorcycles	4,507	9.4%	—	—%	4,507	100.0
Sportster® / Street motorcycles	4,915	10.2%	10,978	25.5%	(6,063)	(55.2)
	47,941	100.0%	42,983	100.0%	4,958	11.5%
(a)Includes CVOTM and Trike
(b)Includes Softail® and LiveWire®
The Company shipped 47,941 Harley-Davidson motorcycles worldwide during the third quarter of 2021, which was 11.5% higher than the third quarter of 2020. The mix of Grand American Touring and Cruiser motorcycles shipped during the quarter increased compared to the same period last year, while the mix of Sportster/Street motorcycles declined given the Company's decision to discontinue the Street motorcycle globally and legacy Sportster models in certain markets. In addition, motorcycle unit shipments during the quarter benefited from shipments of the Company's new Pan America™ models, its first Adventure Touring motorcycles which were launched in the second quarter of 2021. During the third quarter of 2021, the Company also began shipping its new Sportster S model.
Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	September 26, 2021	September 27, 2020	Increase (Decrease)	% Change
Revenue:
Motorcycles	$885,626	$684,344	$201,282	29.4%
Parts & Accessories	204,506	209,808	(5,302)	(2.5)
General Merchandise	49,424	49,356	68	0.1
Licensing	8,481	8,894	(413)	(4.6)
Other	12,581	11,627	954	8.2
	1,160,618	964,029	196,589	20.4
Cost of goods sold	850,193	676,796	173,397	25.6
Gross profit	310,425	287,233	23,192	8.1
Operating expenses:
Selling & administrative expense	172,411	149,780	22,631	15.1
Engineering expense	39,832	47,132	(7,300)	(15.5)
Restructuring expense	517	43,581	(43,064)	(98.8)
	212,760	240,493	(27,733)	(11.5)
Operating income	$97,665	$46,740	$50,925	109.0%
Operating margin	8.4%	4.8%	3.6	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2020 to the third quarter of 2021 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 27, 2020	$964.0	$676.8	$287.2
Volume	86.6	54.3	32.3
Price and sales incentives, net of related costs	14.7	(0.7)	15.4
Foreign currency exchange rates and hedging	9.4	1.8	7.6
Shipment mix	85.9	41.9	44.0
Raw material prices	—	24.6	(24.6)
Manufacturing and other costs	—	51.5	(51.5)
	196.6	173.4	23.2
Three months ended September 26, 2021	$1,160.6	$850.2	$310.4
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2020 to the third quarter of 2021 were as follows:
•The increase in volume was due to higher wholesale motorcycle shipments.
•Revenue and gross profit benefited from higher prices and lower sales incentives including price increases implemented in the U.S. in the third quarter of 2021 to help offset increased cost related to supply chain challenges.
•Revenue and gross profit were favorably impacted by stronger foreign currency exchange rates relative to the U.S. dollar, partially offset by unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix between motorcycle families had a favorable impact on revenue and gross profit in the third quarter of 2021 due to a higher mix of Grand American Touring and Cruiser models.
•Raw material cost increases were driven by higher prices primarily due to supply chain challenges.
•Manufacturing and other costs were higher driven by increased supply chain costs and additional EU tariff costs. The impact of additional EU tariffs was $25.6 million in 2021 compared to $1.8 million in 2020. These cost increases were partially offset by a lower fixed cost per unit given increased production volumes compared to the prior year.
Operating expenses were lower in the third quarter of 2021 compared to the same period last year due to lower restructuring expenses partially offset by higher selling and administrative expenses. Selling and administrative expenses were higher given increased spending on The Hardwire initiatives and the absence of last year's cost saving efforts undertaken to preserve cash at the onset of the COVID-19 pandemic. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding restructuring expenses.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	September 26, 2021	September 27, 2020	(Decrease) Increase	% Change
Revenue:
Interest income	$174,103	$174,464	$(361)	(0.2)%
Other income	30,589	27,191	3,398	12.5
	204,692	201,655	3,037	1.5
Expenses:
Interest expense	44,770	67,533	(22,763)	(33.7)
Provision for credit losses	11,208	7,835	3,373	43.1
Operating expense	42,069	34,809	7,260	20.9
Restructuring expense	98	334	(236)	(70.7)
	98,145	110,511	(12,366)	(11.2)
Operating income	$106,547	$91,144	$15,403	16.9%

Interest income was lower for the third quarter of 2021, compared to the same period last year, primarily due to lower average outstanding finance receivables. Other income increased in the third quarter of 2021 driven by higher licensing and insurance income. Interest expense decreased due to lower average outstanding debt and a lower cost of funds.
The provision for credit losses increased $3.4 million compared to the third quarter of 2020 primarily driven by higher credit losses. Although the provision for credit losses and actual retail credit losses were unfavorable during the third quarter of 2021, both remain significantly favorable through the first nine months of 2021. Refer to the Results of Operations for the Nine Months Ended September 26, 2021 Compared to the Nine Months Ended September 27, 2020 for a discussion of the 2021 year-to-date provision for credit losses.
Operating expenses increased $7.3 million compared to the third quarter of 2020 due in part to higher employee-related costs and sales and marketing expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 26, 2021	September 27, 2020
Balance, beginning of period	$358,811	$411,015
Provision for credit losses	11,208	7,835
Charge-offs, net of recoveries	(14,185)	(10,148)
Balance, end of period	$355,834	$408,702
Results of Operations for the Nine Months Ended September 26, 2021
Compared to the Nine Months Ended September 27, 2020
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 26, 2021	September 27, 2020	Increase (Decrease)
Operating income from Motorcycles and Related Products	$511,019	$10,283	$500,736
Operating income from Financial Services	319,727	119,015	200,712
Operating income	830,746	129,298	701,448
Other income, net	1,825	466	1,359
Investment income	4,331	3,082	1,249
Interest expense	23,209	23,307	(98)
Income before income taxes	813,693	109,539	704,154
Provision for income taxes	185,236	11,843	173,393
Net income	$628,457	$97,696	$530,761
Diluted earnings per share	$4.06	$0.64	$3.42
The Company reported operating income of $830.7 million in the first nine months of 2021 compared to $129.3 million in the same period last year. Motorcycles segment operating income was $511.0 million in the first nine months of 2021, an improvement of $500.7 million compared to the same period last year. Operating income from the Financial Services segment increased $200.7 million compared to the first nine months of 2020. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.
Investment income increased $1.2 million in 2021 as compared to 2020, driven by higher income from investments in cash equivalents and marketable securities.
The Company's effective income tax rate for the first nine months of 2021 was 22.8% compared to 10.8% for the same period in 2020. The effective income tax rate for the nine months ended September 27, 2020 was impacted by discrete income tax expenses recorded during the period, including favorable settlements with taxing authorities.
Diluted earnings per share was $4.06 in the first nine months of 2021, up from a diluted earnings per share of $0.64 for the same period last year. Diluted weighted average shares outstanding increased from 153.8 million in the first nine months of 2020 to 154.9 million in the first nine months of 2021.

Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Nine months ended
	September 30, 2021	September 30, 2020	Increase (Decrease)	% Change
United States	107,421	86,376	21,045	24.4%
Canada	7,403	5,668	1,735	30.6
North America	114,824	92,044	22,780	24.7
EMEA	24,580	29,878	(5,298)	(17.7)
Asia Pacific	18,263	20,271	(2,008)	(9.9)
Latin America	2,620	4,760	(2,140)	(45.0)
	160,287	146,953	13,334	9.1%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by Harley-Davidson dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were up 9.1% during the first nine months of 2021 compared to the same period last year when retail sales were impacted by the onset of the COVID-19 pandemic. Retail sales have improved over the prior year, but have been impacted by strategic decisions made as part of The Rewire, as well as longer global shipping times which impacted retail sales in international markets.
The increase in retail sales during the first nine months of 2021 was led by the North American market which was positively impacted by increased demand for the Company's Grand American Touring and large Cruiser motorcycles. In addition, the increase in retail sales also reflects the Company's decision to shift its new model year launch timing to the first quarter, which resulted in a shift of the model year 2021 launch from August 2020 to the first quarter of 2021. Finally, retail sales in 2021 also benefited from the Company's introduction of Pan America™, its new Adventure Touring motorcycles.
Retail sales outside of North America were impacted by actions taken under The Rewire to streamline the product portfolio to reduce complexity and direct resources toward the Company's core stronghold products. This includes the Company's decision to discontinue selling Street motorcycles and legacy Sportster motorcycles in EMEA and certain countries with the Asia Pacific and Latin American markets. Latin America retail sales were also impacted during the first nine months of 2021 by the reduction of independent dealers and pricing actions executed as part of The Rewire in 2020 to restore profitability in those market. In addition, international retail sales were adversely impacted by global supply chain challenges resulting in longer shipping times and COVID-19 pandemic closures in certain markets.

Motorcycle Registration Data and Market Share – 601+cc(a)
Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Nine months ended
	September 30, 2021	September 30, 2020	Increase (Decrease)	% Change
Industry new motorcycle registrations:
United States(b)	238,705	201,820	36,885	18.3%
Europe(c)	374,387	350,705	23,682	6.8%

Harley-Davidson market share data:
United States(b)	44.7%	42.0%	2.7	pts.
Europe(c)	5.6%	7.7%	(2.1)	pts.
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale Harley-Davidson motorcycle unit shipments were as follows:

	Nine months ended
	September 26, 2021		September 27, 2020		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	104,190	65.4%	69,359	55.8%	34,831	50.2%

Worldwide motorcycle shipments:
Grand American Touring motorcycles(a)	79,485	49.9%	52,656	42.4%	26,829	51.0%
Cruiser motorcycles(b)	52,117	32.7%	42,660	34.3%	9,457	22.2
Adventure Touring motorcycles	8,555	5.4%	—	—%	8,555	100.0
Sportster® / Street motorcycles	19,262	12.0%	29,009	23.3%	(9,747)	(33.6)
	159,419	100.0%	124,325	100.0%	35,094	28.2%
(a)Includes CVOTM and Trike
(b)Includes Softail® and LiveWire®
The Company shipped 159,419 Harley-Davidson motorcycles worldwide during the first nine months of 2021, which was 28.2% higher than the same period in 2020 reflecting the positive impact of the shift in new model year launch timing from August 2020 to the first quarter of 2021. In addition, wholesale shipments last year were adversely impacted by the temporary suspension of the Company's global manufacturing operations during the second quarter in response to the COVID-19 pandemic.
During the first nine months of 2021, the mix of Grand American Touring and Cruiser motorcycles shipped increased as a percent of total shipments while the mix of Sportster/Street motorcycles decreased compared to the same period last year. In addition, motorcycle unit shipments during 2021 include the Company's new Pan America™ models, its first Adventure Touring motorcycles which were launched in the second quarter of 2021.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Nine months ended
	September 26, 2021	September 27, 2020	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,931,669	$2,030,448	$901,221	44.4%
Parts & Accessories	577,035	513,201	63,834	12.4
General Merchandise	155,378	136,321	19,057	14.0
Licensing	22,865	21,826	1,039	4.8
Other	37,278	31,295	5,983	19.1
	3,724,225	2,733,091	991,134	36.3
Cost of goods sold	2,586,264	2,019,310	566,954	28.1
Gross profit	1,137,961	713,781	424,180	59.4
Operating expenses:
Selling & administrative expense	506,245	477,286	28,959	6.1
Engineering expense	119,966	141,626	(21,660)	(15.3)
Restructuring expense	731	84,586	(83,855)	(99.1)
	626,942	703,498	(76,556)	(10.9)%
Operating income	$511,019	$10,283	$500,736
Operating margin	13.7%	0.4%	13.3	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2020 to the first nine months of 2021 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 27, 2020	$2,733.1	$2,019.3	$713.8
Volume	662.3	459.7	202.6
Price and sales incentives, net of related costs	31.8	(7.0)	38.8
Foreign currency exchange rates and hedging	62.0	29.3	32.7
Shipment mix	235.0	65.6	169.4
Raw material prices	—	45.7	(45.7)
Manufacturing and other costs	—	(26.4)	26.4
	991.1	566.9	424.2
Nine months ended September 26, 2021	$3,724.2	$2,586.2	$1,138.0
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2020 to the first nine months of 2021 were as follows:
•The increase in volume was due to higher wholesale motorcycle shipments and higher Parts & Accessories and General Merchandise sales.
•During the first nine months of 2021, revenue benefited from higher prices and lower sales incentives.
•Revenue and gross profit were favorably impacted by stronger foreign currency exchange rates relative to the U.S. dollar partially offset by unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix between motorcycle families had a favorable impact on revenue and gross profit during the first nine months of 2021 due primarily to a higher mix of Grand American Touring and Cruiser models.
•Raw material cost increases were driven by higher prices primarily due to supply chain challenges.

•Manufacturing and other costs decreased primarily due to a lower fixed cost per unit given higher production volumes. Production volumes in 2020 were adversely impacted by the temporary suspension of global manufacturing operations during the second quarter of 2020 in response to the COVID-19 pandemic. The Company also benefited in 2021 from cost savings resulting from the Company's 2020 restructuring actions. These favorable impacts to cost were partially offset by higher supply chain costs and increased tariff costs. The impact of additional EU tariffs was $44.3 million in the first nine months of 2021 compared to $17.7 million in the first nine months of 2020.
Operating expenses were lower in the first nine months of 2021 compared to the same period in 2020 due primarily to lower restructuring costs related to the Company's 2020 restructuring actions. Selling, administrative and engineering expenses benefited from cost savings resulting from the Company's 2020 restructuring actions; however, these benefits were offset by increased spending on The Hardwire initiatives and last year's cost saving efforts undertaken to preserve cash at the onset of the COVID-19 pandemic. Refer to Note 4 of the Notes to Consolidated financial statements for additional information regarding restructuring activities.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Nine months ended
	September 26, 2021	September 27, 2020	(Decrease) Increase	% Change
Revenue:
Interest income	$501,645	$512,726	$(11,081)	(2.2)%
Other income	94,005	83,338	10,667	12.8
	595,650	596,064	(414)	(0.1)
Expenses:
Interest expense	149,098	182,193	(33,095)	(18.2)
Provision for credit losses	4,935	178,433	(173,498)	(97.2)
Operating expense	121,454	115,145	6,309	5.5
Restructuring expense	436	1,278	(842)	(65.9)
	275,923	477,049	(201,126)	(42.2)
Operating income	$319,727	$119,015	$200,712	168.6%
Interest income was lower for the first nine months of 2021, primarily due to lower average outstanding finance receivables, partially offset by a higher average yield. Other income increased due in part to higher insurance and licensing income. Interest expense decreased due to lower average outstanding debt and a lower cost of funds.
The provision for credit losses decreased $173.5 million compared to the first nine months of 2020 driven primarily by improved economic conditions and favorable retail credit loss performance. The provision for credit losses was favorable compared to prior year a result of improvement in the U.S. economy and the Company’s outlook on future economic conditions. However, the pace of economic recovery remains uncertain as demonstrated by unemployment levels above those experienced prior to the COVID-19 pandemic, muted consumer confidence and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of the third quarter of 2021, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement in its economic scenario weighting. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses for the Company's retail motorcycle loans were 0.84% through the first nine months of 2021 compared to 1.40% through the first nine months of 2020. The favorable retail credit loss performance was due to elevated used motorcycle values at auction in the U.S. and continued lower than normal delinquency levels driven by benefits provided under the U.S. federal stimulus packages and COVID-19 retail payment extensions. Favorable used motorcycle values stemmed from an ongoing low number of motorcycles at auction. The 30-day delinquency rate for retail motorcycle loans at September 26, 2021 was 2.76% compared to 2.59% at September 27, 2020. The continued low delinquency levels were driven by benefits provided under U.S. federal stimulus packages as well as the effects of COVID-19 pandemic-related extensions. Starting in the second quarter of 2020, the Company granted COVID-19 pandemic-related extensions to help customers get through financial difficulties associated with the pandemic. During the first nine months of 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021. Extensions specific to the COVID-19 pandemic were discontinued by the Company at the beginning of the third quarter of 2021. The Company continues to grant standard payment extensions to customers in accordance with its policies. While the Company expects the delinquency rate to normalize over time, given the influx of stimulus funding and improved economic conditions, the Company believes it is likely credit losses will continue to remain low through the remainder of 2021.(1)
Operating expenses increased $6.3 million compared to the first nine months of 2020 primarily due to higher employee-related costs and sales and marketing expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 26, 2021	September 27, 2020
Balance, beginning of period	$390,936	$198,581
Cumulative effect of change in accounting(a)	—	100,604
Provision for credit losses	4,935	178,433
Charge-offs, net of recoveries	(40,037)	(68,916)
Balance, end of period	$355,834	$408,702
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
Liquidity and Capital Resources(1)
Based on the Company's current outlook, for both the near and longer terms, it expects Motorcycles segment operations to continue to be funded primarily through cash flows generated by operations and Financial Services segment operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and deposits.(1)
The Company's cash allocation priorities are first to fund growth through The Hardwire initiatives, then to reward shareholders through dividends, and finally the Company may also choose to execute discretionary share repurchases in 2021 and 2022.

The Company's strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. In response to liquidity concerns related to the COVID-19 pandemic, the Company increased its cash and cash equivalents during 2020. The Company's cash and cash equivalents remain higher than pre-COVID-19 pandemic levels at the end of September 2021, but during the first nine months of 2021, the Company began to gradually reduce its cash and cash equivalents from December 2020 levels. The Company’s cash and cash equivalents and availability under its credit and conduit facilities at September 26, 2021 were as follows (in thousands):

Cash and cash equivalents	$2,061,303

Availability under credit and conduit facilities:
Credit facilities	665,380
Asset-backed U.S. commercial paper conduit facility(a)	657,746
$3,384,429
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of September 26, 2021 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Nine months ended
	September 26, 2021	September 27, 2020
Net cash provided by operating activities	$925,551	$1,135,068
Net cash used by investing activities	(535,547)	(235,054)
Net cash (used) provided by financing activities	(1,551,546)	1,930,677
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,050)	6,071
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,172,592)	$2,836,762

Operating Activities
The decrease in net cash from operating activities for the first nine months of 2021 compared to the same period in 2020 was driven by lower cash flow from wholesale finance receivable activity. During the first nine months of 2020, operating cash inflow from wholesale finance receivable activity was significant resulting from a decrease in receivables outstanding in connection with the decline in wholesale shipments in the U.S. and Canada. During the first nine months of 2021, cash flow from wholesale finance receivable activity resulted in a modest reduction to operating cash flow as receivable levels remained relatively flat supported by increased wholesale shipments in the U.S. and Canada.
The Company continues to expect that it will generate sufficient cash inflows from operations to fund its ongoing operating cash requirements including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. There are no required qualified pension plan contributions in 2021. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company has a liability for unrecognized tax benefits of $52.5 million and related accrued interest and penalties of $27.3 million as of September 26, 2021. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $61.5 million in the first nine months of 2021 compared to $92.3 million in the same period last year. The Company's 2021 plan includes estimated capital expenditures between $135 million to $150 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows from finance receivables for the first nine months of 2021 were $333.5 million higher compared to the same period last year due primarily to higher retail finance receivable originations. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.45 and $0.42 per share totaling $69.3 million and $65.0 million during the first nine months of 2021 and 2020, respectively.
There were no discretionary share repurchases in 2021 or 2020. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units during the first nine months of 2021 and 2020 were $11.5 million or 0.3 million shares and $7.9 million or 0.3 million shares, respectively. As of September 26, 2021, there were 18.2 million shares remaining on board-approved share repurchase authorizations.

Financing cash flows related to debt and deposit activity resulted in net cash outflows of $1.5 billion in the first nine months of 2021 compared to net cash inflows of $2.0 billion in the first nine months of 2020. The Company’s total outstanding debt and deposits consisted of the following (in thousands):

	September 26, 2021	September 27, 2020
Outstanding debt:
Unsecured commercial paper	$749,620	$1,077,763
364-day credit facility borrowings	—	150,000
Asset-backed Canadian commercial paper conduit facility	98,310	127,500
Asset-backed U.S. commercial paper conduit facilities	242,254	467,338
Asset-backed securitization debt, net	1,952,368	2,096,355
Medium-term notes, net	3,444,664	4,845,961
Senior notes, net	744,494	743,806
	$7,231,710	$9,508,723

Deposits, net	$290,270	$29,999
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 7 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – During 2020, HDFS began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $290.3 million and $30.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 26, 2021 and September 27, 2020, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of September 26, 2021 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at September 26, 2021 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$756,763(a)	4.94%	May 2020	May 2023
$698,550(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
(a)Euro denominated, €650.0 million par value remeasured to U.S. dollar at September 26, 2021
(b)Euro denominated, €600.0 million par value remeasured to U.S. dollar at September 26, 2021
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $10.6 million and $17.3 million at September 26, 2021 and September 27, 2020, respectively. There were no medium-term note maturities during the third quarter of 2021 or 2020. During the second quarter of 2021, $350.0 million of 3.55% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2021, $600.0 million of 2.85% medium-term notes and $450.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full. During the second quarter of 2020, $450.0 million of floating-rate and $350.0 million of 2.4% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2020, $600.0 million of 2.15% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2021, the Company renewed and amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. Prior to the renewal and amendment, the Canadian Conduit was contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 26, 2021, the Canadian Conduit has an expiration date of June 27, 2022.
During the third quarter of 2021, the Company transferred $32.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $27.4 million. There were no finance receivable transfers under the Canadian Conduit Facility during the first half of 2021 or the second or third quarters of 2020. During the first quarter of 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the nine months ended September 26, 2021 or the second or third quarters of 2020. During the first quarter of 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR. In each of these cases, a program fee is assessed based on the outstanding principal. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 26, 2021, the U.S. Conduit Facility has an expiration date of November 19, 2021.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings. As secured borrowings, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2022 to 2029.
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2021			2020
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$663.1	$600.0	$597.4	$580.2	$525.0	$522.7
Second quarter	—	—	—	1,840.5	1,550.2	1,541.8
Third quarter	635.5	575.0	572.5	—	—	—
	$1,298.6	$1,175.0	$1,169.9	$2,420.7	$2,075.2	$2,064.5
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
As of September 26, 2021, HDFS and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic, including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic; and (ii) the Company’s ability to: (A) execute its business plans and strategies, including The Hardwire and the evolution of LiveWire as a standalone brand, successfully execute its remodeled approach to supply and inventory management, and strengthen its existing business while allowing for desirable growth; (B) manage supply chain and logistic issues, including quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages or natural disasters, and longer shipping times and increased logistics costs, including by successfully implementing pricing surcharges; (C) invest in electric vehicle (EV) technology required to lead the transformation of motorcycling and leverage its engineering expertise, manufacturing footprint, supply chain infrastructure, and global logistics capabilities in the EV sector; (D) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (E) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (F) successfully carry out its global manufacturing and assembly operations; (G) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and growing its complementary businesses; (H) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (I) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) and (ii) the denial of the Company's application for temporary relief from the effect of the revocation; (J) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components; (K) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (L) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (M) realize expectations concerning market demand for electric models, which will depend in part on the building of necessary infrastructure; (N) successfully manage and reduce costs throughout the business; (O) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment; (P) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its independent dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (Q) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (R) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (S) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (T) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (U) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (V) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (W) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (X) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS' loan portfolio; (Y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (Z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (AA) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (BB) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (CC) manage its exposure to product liability claims and commercial or contractual disputes; (DD) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (EE) achieve anticipated results with respect to the Company's recently launched pre-owned motorcycle program, Harley-Davidson Certified, and the Company's H-D1 Marketplace; and (FF) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain.
The Company's operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, or other factors. Other factors are described in Item 1A. Risk Factors and risk factors that the Company has disclosed in documents previously filed with the U.S. Securities and Exchange Commission. Many of these risk factors are impacted by the current changing capital, credit and retail markets and the Company's ability to manage through inconsistent economic conditions.
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
In recent years, HDFS has experienced historically low levels of retail credit losses, but there is no assurance that this will continue. The Company believes that HDFS' retail credit losses may increase over time due to changing consumer credit behavior, HDFS' efforts to increase prudently structured loan approvals to sub-prime borrowers and the favorable impact of recent federal stimulus payments, as well as actions that the Company has taken and could take that impact motorcycle values.
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
The Company has foreign denominated debt transactions, and as a result, Financial Services operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At September 26, 2021, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to Financial Services segment operating results. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting during the quarter ended September 26, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•Trade policies and changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may continue to have a material adverse impact on our business, results of operations and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. Previously, the European Union (EU) placed a 25% additional tariff (31% total tariff) on motorcycles imported into the EU which was initially set to increase to a 50% additional tariff (56% total tariff) effective June 1, 2021. In May 2021, the EU suspended the increase to December 1, 2021 while the EU and the U.S. worked towards politically resolving the restrictive tariffs imposed by each country. While the U.S. and EU announced an agreement that will result in the removal of the additional EU tariffs effective January 1, 2022, trade policies and changes in trade policies, including the imposition or reinstatement of tariffs, their enforcement and downstream consequences, may continue to have a material adverse impact on the Company's business, results of operations and outlook.
Shipments of motorcycles to the EU are a significant portion of the Company’s total motorcycles sales. Beginning in 2019, the Company obtained regulatory approvals, reflected in five Binding Origin Information (BOI) rulings, that allowed it to supply its EU markets with certain of its motorcycles produced at its Thailand facilities at tariff rates of 6%. In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the EU, the Company would be subject to the revocation of the BOI rulings, effective April 19, 2021. Following the revocation, non-electric motorcycles the Company imported into the EU, regardless of origin, were subject to a total tariff rate of 31% from April 19, 2021 to November 30, 2021. This rate would have increased to 56% effective December 1, 2021 if the EU and the U.S. had not reached a political resolution before that date. In May 2021, the Company applied for temporary extended reliance on the 6% tariff rate for motorcycles produced in Thailand and ordered prior to April 19, 2021; however, that application was rejected on July 30, 2021. The Company estimates it could have avoided approximately $50 million of additional EU tariffs in 2021 if the application for extended reliance had been granted. To date, the Company continues its appeals of the revocation of the BOIs and the denial of temporary extended reliance although there is no assurance that these appeals will continue or be successful. The remaining impact of the revocation is subject to uncertainties that include whether the Company will continue appealing the revocation of the BOI rulings and the denial of temporary extended reliance and be successful in doing so.
Without limitation, (i) tariffs currently in place, (ii) the imposition or reinstatement by the U.S. government of new tariffs on imports to the U.S. and/or (iii) the imposition or reinstatement by foreign countries of tariffs on U.S. products, including tariffs imposed in response to U.S. tariffs, could materially increase: (a) the cost of Harley-Davidson products that the Company is offering for sale in relevant countries, (b) the cost of certain products that the Company sources from foreign manufacturers and (c) the prices of certain raw materials that the Company utilizes. The Company may not be able to pass such increased costs on to distributors, independent dealers or their customers, and the Company may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Such developments could have a material adverse impact on the Company's business, financial condition and results of operations.
The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended September 26, 2021:

2021 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28 to August 1	1,468	$47	1,468	18,246,721
August 2 to August 29	13,811	$40	13,811	18,246,721
August 30 to September 26	498	$39	498	18,246,721
	15,777	$40	15,777
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of September 26, 2021, 18.2 million shares remained under these authorizations. The Company repurchased no shares on a discretionary basis during the quarter ended September 26, 2021.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2021, the Company acquired 15,777 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance share units.
Item 5. Other Information
Item 5.02
On November 4, 2021, the Company announced the retirement of Darrell Thomas, Vice President and Treasurer. Mr. Thomas will retire from the Company effective March 1, 2022 after 11 years of service.
The Company maintains the Harley-Davidson, Inc. Employee Incentive Plan (the Plan) under which it provides its employees and the employees of its participating affiliates with incentive compensation depending upon, among other things, the achievement of corporate or business unit performance that furthers corporate objectives. On October 29, 2021, the Human Resources Committee of the Company's Board of Directors approved an amendment and restatement of the Plan, effective January 1, 2021, to: (i) remove or modify certain restrictions under the Plan that were intended to qualify compensation as “performance-based” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code), that are no longer necessary following the changes to the Code Section 162(m) made by the Tax Cuts and Jobs Act; (ii) incorporate state performance-based compensation tax rules; (iii) remove workers compensation payments from the calculation of eligible compensation; and (iv) increase the maximum performance award to $8 million.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective August 31, 2021
10.2*	Amended and Restated Harley-Davidson, Inc. Employee Incentive Plan as amended effective January 1, 2021
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 4, 2021	/s/ Gina Goetter
Gina Goetter
Chief Financial Officer
(Principal financial officer)

Date: November 4, 2021	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)