Form 10-K
period 2021-12-31
HARLEY-DAVIDSON, INC.
filed 2022-02-25
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 27, 2021: $7,237,652,888
Number of shares of the registrant’s common stock outstanding at January 30, 2022: 153,880,570 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 12, 2022

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2021

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” “is on-track,” “forecasting,” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included under the Overview and Guidance sections in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of February 8, 2022 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (February 25, 2022), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1. Business
General
Harley-Davidson Motor Company was founded in 1903. Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Harley-Davidson, Inc. is the parent company of the group of companies referred to as Harley-Davidson Motor Company and Harley-Davidson Financial Services. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. The Company operates in two segments: Motorcycles and Related Products (Motorcycles) and Financial Services. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
Strategy(1)
During 2020, the Company executed a set of actions, referred to as The Rewire. The Rewire was a critical overhaul of the Company's business to set the Company on a new course and to provide a solid foundation to execute its 2021-2025 strategic plan, The Hardwire.
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
Profit focus: Investing in its strongest motorcycle product segments – Harley-Davidson plans to invest significant time and resources on strengthening and growing its leadership positions in its strongest, most profitable motorcycle product segments: Grand American Touring, large Cruiser and Trike.
Selective expansion and redefinition: To win in attractive motorcycle segments and markets – The Company plans to selectively expand into and within motorcycle segments, focusing on product segments that are profitable and aligned with the Company's product and brand capabilities, such as Adventure Touring and middleweight Cruiser.

The Company plans to focus on approximately 50 global markets that matter most to its future growth. This includes the following priority markets: United States, DACH (Germany, Austria, and Switzerland), Japan, China, Canada, France, United Kingdom, Italy, Australia, and New Zealand. The Company will also continue to test further avenues for desirable long-term growth such as premium low-displacement motorcycles.
Lead in Electric: Investing in leading the electric motorcycle market – Electric motorcycles are important to the Company's future and it is committed to and passionate about leading the electric motorcycle market. The focus will be on technology development, with an approach to product and go-to-market actions that reflect the expectations of the targeted customer to deliver the most desirable electric motorcycles in the world. Refer to the LiveWire Transaction discussion included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for more information regarding recent actions the Company has taken to lead in electric.
Growth beyond bikes: Expanding complementary businesses and engaging beyond product – Harley-Davidson creates products, services and experiences that inspire its customers to discover adventure, find freedom for the soul and live the Harley-Davidson lifestyle. The Company's parts and accessories, apparel and licensing, and Financial Services businesses are all important pillars of the Company's future success as a global lifestyle brand. Through The Hardwire, the Company plans to grow the profitability of these businesses through refreshed product and program offerings, stronger execution and additional opportunities, including digital and in-dealership purchases.
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
Inclusive Stakeholder Management: Prioritizing people, planet and profit – The Company strives to deliver long-term value to all stakeholders – people (employees, dealers, customers, suppliers, shareholders, and communities), planet, and profit. Inclusive Stakeholder Management is the unifying theme for how the Company will help drive additional shareholder value for its investors.
In early 2021, the Company provided financial targets for its 2021-2025 strategic plan. The Company is in the process of updating these targets based on 2021 financial results and progress made on The Hardwire strategic priorities to date. The Company expects to provide updated long-term financial targets in the second quarter of 2022.(1)
Motorcycles and Related Products Segment
The Motorcycles segment consists of the activities of Harley-Davidson Motor Company, which designs, manufactures and sells motorcycles. The Motorcycles segment also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. The Motorcycles segment conducts business on a global basis, with sales in the United States (U.S.), Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America. The Company's products are sold to retail customers primarily through a network of independent dealers. Dealers generally stock and sell the Company's motorcycles, parts and accessories, apparel, and licensed products and service motorcycles. Dealership points by geographic location as of December 31, 2021 were as follows:

	U.S.	Canada	EMEA	Asia Pacific	Latin America	Total
Dealership points	615	49	362	276	46	1,348
In 2021, the Company opened its first Company-owned retail dealership in the U.S. which exclusively sells LiveWire electric motorcycles through both in-store and eCommerce channels. All other dealerships included in the table above are independently owned.
The Company also distributes its motorcycles through an independent distributor in India. The independent distributor sells the Company's products through independent Harley-Davidson dealers, included in the table above, as well as their existing dealer network.
The Company's parts and accessories and apparel are also retailed through the Company's eCommerce websites in the U.S. and in certain European markets. Products sold through the U.S. eCommerce website are retailed to consumers through authorized U.S. dealers. Products sold through the European eCommerce website are retailed by the Company directly to the consumer. In addition, the Company utilizes third-party eCommerce websites in other select international markets.

Motorcycles segment revenue by product line as a percent of total revenue for the last three fiscal years was as follows:

	2021	2020	2019
Motorcycles	76.6%	72.0%	77.4%
Parts and accessories	16.3	20.2	15.6
Apparel	5.0	5.7	5.2
Licensing	0.8	0.9	0.8
Other products and services	1.3	1.2	1.0
	100.0%	100.0%	100.0%
Motorcycles – The Company offers internal combustion engine motorcycles, under the Harley-Davidson brand, and electric powered motorcycles under the LiveWire brand. The Company established LiveWire as a separate brand in mid-2021. Prior to that, the Company offered electric motorcycles under the Harley-Davidson brand since their introduction in 2019. The Company's internal combustion engines generally have displacements that are greater than 600 cubic centimeters (cc), up to a maximum displacement of approximately 1900cc. The Company's electric motorcycles have an electric powered motor with a kilowatt (kW) peak power equivalent to greater than 600cc. The Company markets its motorcycles in six categories that reflect customer needs and preferences and the Company's unique combination of product heritage and innovation. The Company's product categories include: Grand American Touring, Trike, Adventure Touring, Cruiser, Sport and Electric. The motorcycle industry uses the following motorcycle product segments:
•Touring – emphasizes rider comfort and load capacity and incorporates features such as fairings and luggage compartments ideal for long rides, including the Company's Grand American Touring and Trike models
•Dual – designed with the capability for use on-road as well as for some off-road recreational use, including the Company's Adventure Touring models
•Cruiser – emphasizes styling, customization and casual riding including the Company's Cruiser, Sport and Electric models
•Standard – a basic motorcycle typically featuring upright seating for one or two passengers
•Sportbike – incorporates racing technology and performance and aerodynamic styling and riding position
Competition in the motorcycle industry is based upon a number of factors including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of the dealer networks that sell the products. The Company believes its motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. Harley-Davidson motorcycles offer unique styling, customization, innovative design, distinctive sound, superior quality and reliability and include a warranty. The Company also considers the availability of its line of motorcycle parts and accessories and apparel, the availability of financing through Harley-Davidson Financial Services and its global network of dealers to be competitive advantages.
Industry data includes on-road motorcycles with internal combustion engines with displacements greater than 600cc and electric motorcycles with kW peak power equivalents greater than 600cc (601+cc). In 2021, approximately 81% of the total annual dealer retail sales of new Harley-Davidson motorcycles were sold in the U.S. and European 601+cc markets. Other significant markets for the Company, based on the Company's 2021 retail sales data, include Canada, Japan, Australia and New Zealand and China.

Industry retail registration data(a)(b) for 601+cc motorcycles was as follows:

	2021	2020	2019
Industry new motorcycle registrations:
United States(c)	281,502	241,790	252,842
Europe(d)	427,807	411,991	413,254

Harley-Davidson new motorcycle registrations:
United States(c)	125,368	101,744	124,040
Europe(d)	25,429	31,548	37,619

Harley-Davidson market share data:
United States(c)	44.5%	42.1%	49.1%
Europe(d)	5.9%	7.7%	9.1%
(a)Data includes on-road models with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt (kW) peak power equivalents greater than 600cc's (601+cc). On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles. Registration data for Harley-Davidson Street® 500 motorcycles is not included in this table.
(b)The retail registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). The Company’s source for retail sales data in Item 7 is sales and warranty registrations provided by dealers as compiled by the Company. The retail sales data in Item 7 includes sales of Harley-Davidson Street® 500 motorcycles which are excluded from this table. In addition, small differences may arise related to the timing of data submissions to the independent sources.
(c)U.S. industry data is derived from information provided by the Motorcycle Industry Council. This third-party data is subject to revision and update.
(d)Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom. Industry data is derived from information provided by Management Services Helwig Schmitt GmbH. This third-party data is subject to revision and update.
Parts and Accessories – Parts and accessories products are comprised of Genuine Motor Parts and Genuine Motor Accessories. Genuine Motor Parts include replacement parts and Genuine Motor Accessories includes mechanical and cosmetic accessories.
Apparel and Licensing – Apparel, formerly referred to as General Merchandise, includes clothing and riding gear including Genuine MotorClothes®. In addition, the Company creates reach and awareness of the Harley-Davidson brand among its customers and the non-riding public by licensing the name “Harley-Davidson” and other trademarks owned by the Company for use on a range of products.
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
Marketing – The Company’s brand, products and the riding experience are marketed to consumers worldwide. Marketing occurs primarily through digital and experiential activities as well as through more traditional promotional and advertising activities. Additionally, the Company’s dealers engage in a wide range of local marketing and events.
Experiences that build community and connect consumers with the Harley-Davidson brand and with one another have traditionally been at the center of much of the Company’s marketing efforts. To develop, engage and retain committed riders, the Company participates in and sponsors motorcycle rallies, racing activities, music festivals and other special events. This includes events sponsored by the Harley Owners Group (H.O.G.®) to build community and connect Harley-Davidson motorcycle riders around the world. These activities help inspire interest in riding, foster motorcycle culture and build a passionate community of Harley-Davidson riders. The COVID-19 pandemic continues to impact the Company's ability to participate in and sponsor certain events. The Company has resumed activities; however, it continues to modify the experience to remain compliant with COVID-19 protocols.
Seasonality – The seasonality of the Company’s wholesale motorcycle shipments generally correlates with the timing of retail sales made by dealers. Retail sales generally track closely with regional riding seasons. In addition, during 2020, wholesale shipments and retail sales were impacted by the Company's decision to reset, beginning in 2020, the timing of its annual new model year introduction from the third quarter to the first quarter. As a result of this change, initial shipments of new model year 2021 motorcycles did not occur until the first quarter of 2021.
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
Raw Materials and Purchased Components – The Company continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Company gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes it will be positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
The Company's principal raw materials include steel and aluminum castings, forgings, steel sheet and bar. The Company also purchases certain motorcycle components including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components, instruments and wheels. The Company closely monitors the overall viability of its supply base. The Company is proactively working with its suppliers in an effort to minimize disruptions resulting from supply chain challenges. This includes managing through the impact of the current global shortage of semiconductor chips. During 2021, these challenges resulted in increased costs and disruptions in the availability of certain raw materials and purchased components, which in turn impacted the Company's production, shipments and revenues.
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of the Company. The Company strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.
The Company’s motorcycles and certain other products that are sold in the U.S. are subject to certification by the United States Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect.(1) Additionally, certain of the Company’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes its products currently comply with those standards. As the Company expects environmental standards to become more stringent over time, the Company will continue to incur research, development and production costs in this area for the foreseeable future.(1)

The Company, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). The Company has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. The Company has from time to time initiated certain voluntary recalls. During the three years ending in 2021, the Company accrued $5.5 million associated with 9 voluntary recalls.
Financial Services Segment
The Financial Services segment consists of the activities of Harley-Davidson Financial Services which is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. Harley-Davidson Financial Services also works with certain unaffiliated insurance companies to provide motorcycle insurance and protection products to motorcycle owners. Harley-Davidson Financial Services conducts business principally in the U.S. and Canada. The Company’s dealers and their retail customers in EMEA, Asia Pacific and Latin America generally have access to financing through third-party financial institutions, some of which have licensing agreements with Harley-Davidson Financial Services.
Wholesale Financial Services – Harley-Davidson Financial Services provides wholesale financial services to the Company's U.S. and Canadian independent dealers, including floorplan and open account financing of motorcycles and parts and accessories. All the Company's U.S. and Canadian independent dealers utilized Harley-Davidson Financial Services financing programs at some point during 2021.
Retail Financial Services – Harley-Davidson Financial Services provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson motorcycles. Harley-Davidson Financial Services’ retail financial services are available through most of the Company's dealerships in the U.S. and Canada.
Insurance Services – Harley-Davidson Financial Services works with certain unaffiliated insurance companies which offer point-of-sale protection products through most of the Company's dealers in the U.S. and Canada, including motorcycle insurance, extended service contracts and motorcycle maintenance protection. Harley-Davidson Financial Services also direct-markets motorcycle insurance and extended service contracts to owners of Harley-Davidson motorcycles. In addition, Harley-Davidson Financial Services markets a comprehensive package of business insurance coverages and services to owners of the Company's dealerships.
Licensing – Harley-Davidson Financial Services has licensing arrangements with third-party financial institutions that issue credit cards bearing the Harley-Davidson brand in the U.S. and certain international markets. Internationally, Harley-Davidson Financial Services licenses the Harley-Davidson brand to local third-party financial institutions that offer products to the Company’s retail customers such as financing and insurance.
Funding – The Company believes a diversified and cost-effective funding strategy is important to meet Harley-Davidson Financial Services’ goal of providing credit while delivering appropriate returns and profitability. Financial Services operations in 2021 were funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and brokered certificates of deposit that Harley-Davidson Financial Services offers to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary.
Competition – The Company regards its ability to offer a package of wholesale and retail financial services in the U.S. and Canada as a significant competitive advantage. Competitors in the financial services industry compete for business based largely on price and, to a lesser extent, service. Harley-Davidson Financial Services competes on convenience, service, brand association, dealer relations, industry experience, terms, and price.
In the U.S. and Canada, Harley-Davidson Financial Services financed 64.8% and 33.3% of new Harley-Davidson motorcycles retailed by dealers during 2021, respectively, compared to 67.6% and 42.2%, respectively, during 2020. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, Harley-Davidson Financial Services faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to dealers in their local markets.
Trademarks – Harley-Davidson Financial Services uses various trademarks and trade names for its financial services and products, which are licensed from H-D U.S.A., LLC, including HARLEY-DAVIDSON, H-D and the Bar & Shield Logo.

Seasonality – Harley-Davidson Financial Services experiences seasonal variations in retail financing activities based on the timing of regional riding seasons in the U.S. and Canada. In general, from mid-March through August, retail financing volume is greatest. Harley-Davidson Financial Services wholesale financing volume is affected by inventory levels at dealers. Dealers generally have higher inventory in the first half of the year. As a result, outstanding wholesale finance receivables are generally higher during the same period.
Regulation – Harley-Davidson Financial Services operations are generally subject to supervision and regulation by federal and state administrative agencies and various foreign governmental authorities. Many of the requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling and servicing of financial products and services. Therefore, Harley-Davidson Financial Services operations may be subject to limitations imposed by regulations, laws and judicial and/or administrative decisions. In the U.S., for example, applicable laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act.
Depending on the specific facts and circumstances involved, non-compliance with these laws may limit the ability of Harley-Davidson Financial Services to collect all or part of the principal or interest on applicable loans, entitling the borrower to rescind the loan or to obtain a refund of amounts previously paid, or could subject Harley-Davidson Financial Services to the payment of damages or penalties and administrative sanctions, including “cease and desist” orders, and could limit the number of loans eligible for Harley-Davidson Financial Services' securitization programs.
The Dodd-Frank Wall Street Reform and Consumer Protection Act granted the federal Consumer Financial Protection Bureau (the Bureau) significant supervisory, enforcement and rule-making authority in the area of consumer financial products and services. Certain actions and regulations of the Bureau will directly impact Harley-Davidson Financial Services and its operations. For example, the Bureau has supervisory authority over non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of Harley-Davidson Financial Services.
Such regulatory requirements and associated supervision also could limit the discretion of Harley-Davidson Financial Services in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any charter, license or registration at issue, as well as the imposition of civil fines, criminal penalties and administrative sanctions.
Eaglemark Savings Bank (ESB), a subsidiary of Harley-Davidson Financial Services, is a Nevada state thrift chartered as an Industrial Loan Company. The activities of ESB are governed by federal laws and regulations and State of Nevada banking laws. ESB is subject to examination by the Federal Deposit Insurance Corporation (FDIC) and Nevada state bank examiners. ESB originates retail loans, retains certain of those loans and sells the remaining loans to a non-banking subsidiary of Harley-Davidson Financial Services. This process allows Harley-Davidson Financial Services to offer retail products with many common characteristics across the U.S. and to similarly service loans to U.S. retail customers.
Human Capital Management
Workforce Composition – As of December 31, 2021, the Company’s global workforce was comprised of approximately 5,800 employees, including approximately 5,200 and 600 employees within the Motorcycles and Financial Services segments, respectively. Of all employees, 86.5% are based in the U.S., 54.4% are salaried, and 41.4%, or approximately 2,400 hourly unionized employees at the Company's U.S. manufacturing facilities, are represented as follows with collective bargaining agreements:
•York, Pennsylvania – International Association of Machinist and Aerospace Workers (IAM); agreement will expire on October 15, 2022
•Milwaukee, Wisconsin – United Steelworkers of America (USW) and IAM; agreements will expire on March 31, 2024
•Tomahawk, Wisconsin – USW, agreement will expire on March 31, 2024

Based on employee-provided identity information, 71.8% of the Company’s global workforce was male and 78.4% of the U.S. workforce was white at the end of 2021. The following table provides gender and race/ethnicity information for the Company's employees at the end of the last two years and for new hires during those years. The information is presented for both the total workforce and for the management and above portion of the Company's workforce. The gender identity information is for the global workforce and the race/ethnicity information is for the U.S. workforce.

	Management and Above				Total Workforce
	Employees		New Hires		Employees		New Hires
	2021	2020	2021	2020	2021	2020	2021	2020
Global Gender Identity:
Male	70.5%	71.7%	65.6%	66.7%	71.8%	71.4%	73.8%	69.8%
Female	29.5%	28.3%	34.4%	33.3%	28.2%	28.6%	26.2%	30.3%

Diversity (U.S.):
White	87.4%	90.5%	64.1%	58.1%	78.4%	82.0%	64.4%	69.1%
Of global majority	12.6%	9.5%	35.9%	41.9%	21.6%	18.0%	35.6%	30.9%

Female & Diverse:
U.S. white male	48.9%	51.0%	28.9%	22.9%	49.2%	50.6%	42.9%	31.8%
Global females & U.S. males of global majority	35.7%	33.1%	51.1%	52.1%	40.9%	38.6%	50.1%	41.5%
One of the measures under the Company's 2021 executive leadership long-term incentive awards was to achieve greater than or equal to a 38% diverse representation for the Manager and above salaried workforce from a baseline of 35.8%, using a methodology where each attribute is measured (e.g., a diverse female Manager is one person with two attributes). Applying this same methodology, as of December 31, 2021, 39.3% of the Manager and above workforce was female (global) or diverse (U.S. non-white). The table above measures only one attribute per person.
Employee Wellbeing – Inclusive Stakeholder Management is one of six key priorities under The Hardwire, and the Company believes that the success of The Hardwire will be realized through the engagement and empowerment of its employees. The Company's overall employee wellbeing objectives are to develop an inclusive and diverse workforce and establish progressive work environments, policies, and practices. Progress against those objectives in 2021 included:
•In February 2021, the Company extended employee ownership to all employees by making an equity grant to approximately 4,500 employees not otherwise eligible for equity grants, including hourly production workers.
•In July 2021, the Company issued a global Workplace Ecosystem Policy reflecting a shift to a more flexible workplace environment for employees with the establishment of On-Campus, Hybrid, Remote and Field role categories. Most of the Company's salaried workforce is categorized as Hybrid. The Workplace Ecosystem Policy provides flexibility for individual work hours and “days in office” are not mandated.
•In September 2021, the Company announced to all U.S. employees the availability of free, confidential financial education and one-on-one support through a partnership with Operation HOPE, a non-profit, for purpose organization dedicated to financial dignity and inclusion.
•In October 2021, the Company explained to employees its revamped Total Rewards approach, which includes incentive plans, health care and employee assistance program (EAP) benefits, tuition reimbursement and compensation. As it relates to compensation, the Company announced an upward adjustment in compensation rates (salary and hourly) effective January 1, 2022, added an impact increase mechanism, and clarified the process for awarding spot bonuses. The Company's revamped Total Rewards approach also provides more transparency regarding annual market evaluations of employment positions (through a global compensation survey) and the Company's biennial equity evaluation (conducted with an external third party), both of which may result in individual compensation adjustments.
•The Company continued its strong health and safety performance through 2021, ending the year with a 0.4 recordable rate, 0.4 restricted time (DART) rate and 0.2 lost time (DAFWII) rate for the Company.
•With respect to training and development, during the fourth quarter of 2021 the Company launched a new employee experience that involved approximately 290 new employees learning about the Company and connecting with others, including leaders. The Company also launched a manager development program to help new managers understand their roles and responsibilities as new leaders and continued its development program for leaders with an additional nine topics of discussion and best practices sharing; approximately 50 people leaders engaged in the Company's “Leading H-D#1 Academy” and approximately 1,200 people leaders followed the Company's talent development toolkit pathway as of December 31, 2021. Overall, the number of active users in the Company's online learning platform increased 21%, to approximately 2,900 active users, in 2021.
•In addition, the Company had four employees participate in a new leadership development program sponsored by the African American Chamber of Commerce Wisconsin and 25 employees in total participated in two different cohorts of the YWCA Southeast Wisconsin’s Conversations on Race program, including employees from outside Wisconsin.
Climate Change
As a producer of heavyweight gasoline-powered motorcycles, the Company recognizes the impact its products and their production have on the environment. The Company continues to strive to reduce its environmental impact across all aspects of its business and has committed to achieving net zero carbon emissions by 2050. The Company aims to have interim targets to get to net zero carbon emissions set by the end of 2022 that are based on the principles of the Science Based Targets initiative to keep the earth’s temperature rise below 1.5°C and the benefits of high-quality carbon credits focused on nature and biodiversity conservation. The Company is focusing on the following areas as it defines its path to achieving net zero carbon emissions: (1) improving fuel economy and reducing emissions for combustion products; (2) working with its suppliers and through the upstream tiers to reduce the impacts of the entire supply chain; (3) using less energy and an increased mix of renewable energy in its factories and offices (and encouraging efforts for energy producers to be carbon neutral); (4) advancing and leading the industry in electric motorcycles; and (5) defining its approach to the use of carbon credits and offsets with a focus on supporting sustainable developments and resiliency. Regulatory developments, global climate changes and consumer preferences will impact the Company’s interim targets.
In addition, climate change-related legislation and regulation could impact the Company and the actions it takes to respond to climate change concerns. The motorcycle industry is already subject to regulations worldwide that govern product characteristics and that differ by region, country, state or province and locality. Regulations continue to be proposed to address concerns regarding the environment, including global climate change and its impact. The precise implications of those actions, as well as future efforts, are uncertain.
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
In addition, the Company makes available, through its investor relations website, the following corporate governance materials: (i) the Company’s Corporate Governance Policy; (ii) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Brand and Sustainability Committee; (iii) the Company’s Financial Code of Ethics; (iv) the Company’s Code of Business Conduct (the Code of Conduct); (v) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (vi) a list of the Company’s Board of Directors; (vii) the Company’s Bylaws; (viii) the Company’s Environmental and Energy Policy; (ix) the Company’s Policy for Managing Disclosure of Material Information; (x) the Company’s Supplier Code of Conduct; (xi) the Sustainability Strategy Report; (xii) the California Transparency in Supply Chain Act Disclosure; (xiii) the Statement on Conflict Minerals; (xiv) the Political Engagement and Contributions 2017-2020; and (xv) the Company's Clawback Policy. The Company's Notice of Annual Meeting and Proxy Statement for its 2022 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.
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
Operational Risks
•The Company’s operations have been and may continue to be disrupted to varying degrees due to the COVID-19 pandemic. The spread of COVID-19 and the subsequent actions taken to mitigate the spread impacted the Company's operations and ability to carry out its business as usual. The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants (some of which may be more transmissible, such as the Delta and Omicron variants) has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.
The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact: (i) the Company's employees and operations; (ii) the operations of the Company's suppliers, vendors and business partners; (iii) the activities of the Company's retail customers; (iv) the Company's production plans, sales and marketing activities; and (v) the Company's business and results of operations. In addition, the Company is not able to conduct various aspects of its business on a remote basis. These measures by government authorities may remain in place, in whole or in part, for a significant period of time and they are likely to continue to adversely affect the Company's sales and marketing activities, and its business, prospects, financial condition and operating results.
In addition, the COVID-19 pandemic has disrupted the Company’s supply chain, operations, and ability to carry out its business as usual, including through: (i) a rapid increase in demand; (ii) supply shortages; (iii) significant global shipment delays, including longer shipping times and increased expedited freight costs; (iv) limiting the ability of the Company’s distributors and dealers to operate; (v) delays to some customer purchase decisions; (vi) adversely impacting the ability of the Company’s retail credit customers to meet their loan obligations on a timely basis and making collection efforts more difficult; (vii) disruption to global capital markets impacting the Company’s access to capital, cost of capital, and overall liquidity levels; and (viii) the cancellation or adjustments to the scope of riding and similar events that are important to the Company’s marketing efforts. While many of the actions implemented to mitigate the spread of COVID-19 have been rolled back in certain markets, the continued spread of COVID-19, and the efforts to avoid that, could do the following, each of which could be material: (i) result in further disruptions of the Company’s supply chain; (ii) again limit the ability of the Company’s distributors and dealers to operate, which could impact their ability to purchase and sell the Company’s products and meet their loan obligations to the Company; (iii) continue to cause some retail customers to delay their purchase decisions, which could cause a decrease in demand for the Company’s product; (iv) continue to adversely impact the ability of the Company’s retail credit customers to meet their loan obligations on a timely basis and make collection efforts more difficult; (v) result in further disruption of global capital markets; and (vi) cause other unpredictable events.
The extent to which the COVID-19 pandemic impacts the Company's business, prospects, financial condition and operating results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the existence and severity of COVID-19 variants, the actions to contain the virus or treat its impact (including the availability of vaccines and the speed and extent of vaccine distribution and acceptance), how quickly and to what extent normal economic and operating activities can resume, and whether and to what extent COVID-19 or variants thereof, including the Delta and Omicron variant which has become widespread in the U.S., re-emerge, spread and impact the Company and its suppliers after normal activities resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.
•The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market is highly competitive and continues to change in terms of styling preferences and advances in new technologies and, at the same time, is subject to increasing regulations, including related to safety and emissions. Price, reliability, styling, quality, and product features are some of the factors that impact competition in the motorcycle market. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies that consumers desire. Introducing new models may not lead to the desired result of driving unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations worldwide and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences, market demands, and legal and regulatory requirements. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will like or want the Company’s new products.
•Increased supply of and/or declining prices for used motorcycles and excess supply of new motorcycles may adversely impact retail sales of new motorcycles by the Company’s dealers. The Company has observed that when the supply of used motorcycles increases or the prices for used Harley-Davidson motorcycles decline, there can be reduced demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Further, the Company and its dealers can and do take actions that influence the markets for new and used Harley-Davidson motorcycles. For example, introduction of new motorcycle models with significantly different functionality, technology or other customer satisfiers can result in increased supply of used motorcycles, which could result in declining prices for used motorcycles and prior model-year new motorcycles. Also, while the Company is operating with a remodeled approach to supply and inventory management, that approach may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices, which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.
•The motorcycle industry has become increasingly competitive. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and as price becomes a more important factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. The Company also faces pricing pressure from international competitors who may have the advantage of manufacturing and marketing products in their respective countries, allowing them to sell products at lower prices within their respective countries. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to policies and actions of the U.S. Securities and Exchange Commission (SEC) and New York Stock Exchange (NYSE). Many major competitors of the Company are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company may be required to disclose certain information that may put the Company at a competitive disadvantage to its principal competitors. In addition, the Company’s financial services operations face competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.
•The Company must prevent and detect issues with its products, components purchased from suppliers and their manufacturing processes to reduce recall campaigns, warranty costs, litigation, product liability claims, delays in new model launches and regulatory investigations. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure high quality products are sold to retail customers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, field actions such as product programs and product recalls, inquiries or investigations from regulatory agencies, and warranty claims and product liability claims, which may involve purported class actions. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liabilities, and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with quality issues, the announcement of recalls and the filing of product liability claims (whether or not successful), may also adversely affect the Company’s reputation and brand strength with a resulting adverse impact on sales of new products.

•A significant cybersecurity incident or data privacy breach may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party service providers and vendors receive, store and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, mobile applications and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to continually evolving cybersecurity risks. Unauthorized parties have attempted to, and may attempt in the future, to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving the Company's employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures designed to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all cybersecurity incidents or misuses of data. The Company and certain of the Company's third-party providers have experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about its employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, lawsuits with third-parties, fines and penalties, government enforcement actions, unauthorized release of confidential or otherwise protected information, corruption of data, negative impact on the value of investment in research, development and engineering, remediation costs, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.
•The Company relies on third-party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company may experience supply problems relating to raw materials and components such as unfavorable pricing, poor quality, termination of supply of some of the Company's components or untimely delivery. The prices for these raw materials and components may fluctuate depending on market conditions, which include inflation, exchange rate fluctuations, commodity market volatility, tariffs, embargoes, sanctions, trade policies, and other trade restrictions. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material, capacity constraints, labor shortages or disputes, natural disasters or widespread infectious disease like COVID-19. Further, the Company's suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers. These supplier risks may have a material adverse effect on the Company’s business and results of operations. Such disruptions have resulted in and could further result in manufacturing inefficiencies due to the delay in delivering components for production or having to find alternative components due to lack of availability, and could place the Company in an uncompetitive position resulting in a material adverse effect on its operations, financial condition and/or cash flows.
•The Company depends upon third parties to manufacture and to supply key semiconductor chip components necessary for its motorcycles. The Company may be unable to find alternative sources in a timely manner and its business could continue to be adversely impacted if these manufacturers continue to be unable to provide an adequate supply of semiconductor chips. Semiconductor chips are a vital input component to the electrical architecture of the Company's motorcycles, controlling wide aspects of the motorcycles’ operations. Many of the key semiconductor chips used in the Company's motorcycles come from single-source or limited-source suppliers, and therefore a disruption with any one manufacturer or supplier in the Company's supply chain would continue to have an adverse effect on its ability to effectively produce and timely deliver its motorcycles. Due to the Company's reliance on these semiconductor chips, it is subject to shortages and long lead times in their supply. While the Company has entered into a supply agreement to acquire semiconductor chips, the Company has limited flexibility to immediately change suppliers in the event of any disruption in the supply of those chips, which could then disrupt production of the Company's motorcycles. The Company is in the process of identifying alternative manufacturers for semiconductor chips. The Company has in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, the manufacturers of the Company's ABS chip and engine control module chip, are experiencing supply shortages, impacting their ability to supply the Company with required volumes, which has impacted the Company's production capacity and could cause the Company to alter its production timelines for certain product lines. Additionally, the Company's manufacturers may also experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips that is continuing. As a result, the Company's ability to source semiconductor chips used in its motorcycles has been and will likely continue to be adversely affected. This shortage resulted in increased chip delivery lead times, delays in the production of the Company's motorcycles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and the Company is unable to mitigate the effects of this shortage, the Company's ability to deliver sufficient quantities of its motorcycles has been and may continue to be adversely affected. In addition, the Company may be required to incur additional costs and expenses in managing the ongoing semiconductor chips shortage, including additional research and development expenses and engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis.
•The Company primarily sells its products at wholesale and must rely to a large extent on a network of dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its distributors and dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers purchase from the Company. If the Company’s distributors and dealers are not successful in these endeavors, or do not appropriately adapt to the evolving retail landscape and implement the Company's retail strategy, including the creation of an innovative go-to-market model blending digital and physical retail formats to create an experience tailored to the local market, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, distributors and dealers may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions, such as weakened retail sales and tightened credit. If distributors and dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain distributors and dealerships. As a result, the Company could face additional adverse consequences related to the termination of distributor and dealer relationships. Additionally, liquidating a former distributor or dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s distributors or dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers, and adversely impact the Company’s ability to collect wholesale receivables that are associated with that dealer.
•Weather may impact retail sales by the Company's dealers. The Company has observed that abnormally cold and/or wet conditions in a region, including impacts from hurricanes or unusual storms, could have the effect of reducing demand or changing the timing for purchases of new and used Harley-Davidson motorcycles and parts and accessories. Reduced demand for new Harley-Davidson motorcycles ultimately leads to reduced shipments by the Company.
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
•The Company relies on third-parties to perform certain operating and administrative functions for the Company. Similar to suppliers of raw materials and components, the Company may experience problems with outsourced services, such as unfavorable pricing, untimely delivery of services, or poor quality. Also, these suppliers may experience adverse economic conditions due to difficulties in the global economy that could lead to difficulties supporting the Company's operations, such as inflation, turnover, and labor strikes or shortages. In light of the amount and types of functions that the Company has outsourced, these service provider risks may have a material adverse effect on the Company's business and results of operations.
Strategic Risks
•The Company may not be able to successfully execute its long-term business plans and strategies. There is no assurance that the Company will be able to execute its business plans and strategies, including the Company’s strategic plan, The Hardwire. The Company’s ability to meet the strategic priorities in The Hardwire depends upon, among other factors, the Company’s ability to: (i) realize expectations concerning market demand for electric, middleweight, and small-displacement models; (ii) effectively and successfully create a new publicly traded company for its electric motorcycle division, LiveWire, under its definitive business combination agreement with AEA-Bridges Impact Corp. (ABIC); (iii) realize the anticipated business benefits of LiveWire as a separate business; (iv) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, larger Cruiser, and Trike, focusing on opportunities in profitable segments, and growing its complementary businesses, including Harley-Davidson Financial Services, HD1 Marketplace, parts and accessories, and apparel and licensing; (v) successfully carry out its global manufacturing and assembly operations; (vi) effectively implement changes relating to its dealers and distribution methods, which include the creation of an innovative go-to-market model blending digital and physical retail formats to create an experience tailored to the local market; (vii) accurately analyze, predict and react to changing market conditions; (viii) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (ix) optimize long-term value for all stakeholders; and (x) avoid adverse impacts to its operations and/or demand for its products that may result due to the ongoing COVID-19 pandemic.
•The business separation of LiveWire could be disruptive to the Company’s business and operations, and there can be no guarantee that it will provide the anticipated business benefits. On December 13, 2021, the Company announced that it had entered into a definitive business combination agreement under which ABIC will combine with LiveWire to create a new publicly traded company. Like any business separation, the separation involves risks, including difficulties associated with the separation of operations, services, and personnel; disruption in operations; the potential loss of key employees; and adverse effects on relationships with business partners. The Company may experience operational and financial risks in connection with separating LiveWire if it is unable to: (i) successfully separate the operations, as well as the accounting, financial controls, management information, technology, data, human resources and other administrative systems and functions, (ii) successfully identify and realize potential opportunities and risks with separating LiveWire, and (iii) successfully manage carve-out related strain on management, operations, and financial resources. The separation requires significant time and resources, and the Company may not manage these processes successfully. The Company may make substantial investments of resources to support the separation, which could result in significant ongoing operating expenses and may divert resources and management attention from other areas the business. If the Company fails to successfully separate the LiveWire business, it may not realize the benefits expected from the separation. Additionally, the Company has incurred, and continues to incur, expenses in connection with the separation, and the completion of the separation requires time and effort by the Company’s management team, which may divert management’s attention from other aspects of business operations. Failure to successfully manage these risks may adversely affect the business and results of operations.

•The consummation of the LiveWire transaction is contingent upon certain factors outside the Company's control and the Company may not realize the expected business benefits from LiveWire as a separate business of the Company. The Company will maintain a controlling equity ownership of LiveWire as a separate business and significant ongoing commercial relationships with it. There are no assurances that LiveWire as a separate consolidated business will be able to execute its business plans and strategies. The consummation of the LiveWire transaction is subject to certain conditions, some of which are beyond the Company's control, that may prevent the transaction from being completed in the expected timeframe or at all. These conditions include the approval of the ABIC shareholders, the amount of available cash (as defined in the business combination agreement) being no less than $270 million and the absence of a LiveWire material adverse effect (as defined in the business combination agreement). The Company’s ability to realize the expected business benefits from LiveWire as a separate business will be affected by, among other factors: (i) the status of LiveWire as a separate business as an early stage company with a history of losses that is expected to incur significant expenses and continuing losses for several years until LiveWire begins significant deliveries of its electric vehicles, which may occur later than expected or not at all; (ii) the ability of LiveWire as a separate business to achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (iii) that LiveWire as a separate business will be a new entrant into a new space and it may not be able to adequately control the costs of its operations; (iv) the rapidly growing electric vehicle sector and products and services of LiveWire as a separate business are and will be subject to strong competition from a growing list of competitors; (v) the business and prospects of LiveWire as a separate business are heavily dependent on its ability to develop, maintain and strengthen its brand, and it may lose the opportunity to build a critical mass of customers; (vi) the ability of LiveWire as a separate business to execute on its plans to develop, produce, market and sell its electric vehicles; and (vii) the willingness and ability of the retail partners of LiveWire as a separate business, largely drawn from the Company’s traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles. The failure of LiveWire as a separate business to successfully manage these risks may adversely affect the business and results of the Company’s operations.
•International sales and operations subject the Company to risks that may have a material adverse effect on its business. While the Company has narrowed its geographic reach on an international basis, international operations and sales remain an important part of the Company’s strategy. There is no assurance that the Company will succeed with its new approach to international markets which includes focusing on high potential markets, and exiting or reducing its presence in remaining markets. Further, international operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs (including retaliatory tariffs in response to tariffs the U.S. imposes) and other trade barriers, the impact of foreign government laws and regulations and U.S. laws and regulations that apply to international operations, the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability and cash flows. International sales require modification of products to meet local requirements or preferences, which may impact the Company's ability to achieve international sales growth. Business practices that may be accepted in other countries can violate U.S. or other laws that apply to the Company. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.
•The Company’s success depends upon the continued strength of the Harley-Davidson brand. The Company believes that the Harley-Davidson brand has significantly contributed to the success of its business and that maintaining and enhancing the brand is critical to expanding its customer base. Failure to protect the brand from infringers or to grow the value of the Harley-Davidson brand may have a material adverse effect on the Company’s business and results of operations. The Company's reputation may be adversely affected by inappropriate use of its marks or name, including potential negative publicity, loss of confidence, or other damage to the Company's image due to licensed use.
•The timing of a launch of a premium low displacement motorcycle for the China market is uncertain. The Company has identified China as a priority geographic market, and its objectives include launching a premium low displacement motorcycle for the China market. In 2019, the Company announced a collaboration with Zhejiang Qianjiang Motorcycle Co., Ltd. to support the launch of a smaller, more accessible Harley-Davidson motorcycle planned for the China market. To date, the Company has not yet launched a premium low displacement motorcycle through this collaboration due to regulatory requirements, among other factors. If this collaboration is not productive and/or the Company is not able to launch a premium low displacement motorcycle for the China market, that would adversely affect its growth plans for China.
•The timing and amount of the Company's share repurchase strategy is subject to a number of uncertainties. The Company's Board of Directors has authorized the Company’s discretionary repurchase of outstanding common stock to be systematically completed in the open market or through privately negotiated transactions. The amount and timing of share repurchases are based on a variety of factors that could cause the Company to limit, suspend, or delay future stock repurchases. Such factors include, but are not limited to: (i) unfavorable market and economic conditions, (ii) the trading price of its common stock, (iii) the nature and magnitude of other investment opportunities available to the Company from time to time, and (iv) the availability of cash. Delaying, limiting or suspending the Company's stock repurchase program may negatively affect performance versus earnings per share targets, and ultimately its stock price.
Financial Risks
•The financial services operations are exposed to credit risk on its retail and wholesale finance receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's dealers, to meet the terms of any contract with the Company’s financial services operations. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. Credit losses are also influenced by the markets for new and used motorcycles, and the Company and its dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models may result in increased supply or decreased demand in the market for used Harley-Davidson branded motorcycles, including those motorcycles that serve as collateral or security for credit that Harley-Davidson Financial Services has extended. This in turn could adversely impact the prices at which repossessed motorcycles may be sold, which may lead to increased credit losses for Harley-Davidson Financial Services. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. The Company believes Harley-Davidson Financial Services' retail credit losses may continue to increase over time due to changing consumer credit behavior, Harley-Davidson Financial Services' efforts to increase prudently structured loan approvals to sub-prime borrowers, and new financing programs that may result in different loan performance than the Company's existing programs.
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
•The financial services operations are highly dependent on accessing capital markets to fund operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions will adversely affect its earnings and results of operations. Liquidity is essential to the Company’s financial services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s financial services operations may be negatively affected by difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital and reduced funds available through its financial services operations to provide loans to dealers and their retail customers. Additionally, the ability of the Company and its financial services operations to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, then the Company’s cost of borrowing could increase, which may result in reduced earnings and reduced interest margins, and the Company’s access to capital may be disrupted or impaired.
Legal, Regulatory & Compliance Risks
•Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may have a material adverse impact on the Company's business, results of operations and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. Without limitation, (i) tariffs currently in place, (ii) the imposition by the U.S. government of new tariffs on imports to the U.S. and/or (iii) the imposition by foreign countries of tariffs on U.S. products could materially increase: (a) the cost of Harley-Davidson products that the Company is offering for sale in relevant countries, (b) the cost of certain products that the Company sources from foreign manufacturers and (c) the prices of certain raw materials that the Company utilizes. The Company may not be able to pass such increased costs on to distributors, dealers or their customers, and the Company may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Such developments could have a material adverse impact on the Company's business, financial condition and results of operations.
As an example, in 2018, the European Union (EU) placed an incremental tariff on motorcycles imported into the EU from the U.S. On October 30, 2021, the U.S. agreed not to apply Section 232 duties and allow duty-free importation of steel and aluminum from the EU at a historical-based volume and the EU agreed to suspend related tariffs on U.S. products, including the incremental tariff on motorcycles imported into the EU from the U.S. (Tariff Resolution). The Tariff Resolution became effective on January 1, 2022 and will remain in effect until December 31, 2023. During such time, the U.S. and EU will monitor and review the operation of the Tariff Resolution, seeking to conclude the negotiations on steel and aluminum tariffs by the end date of the Tariff Resolution. These negotiations are ongoing and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond the expiration of the Tariff Resolution on December 31, 2023. Increased tariffs on motorcycles imported into the EU from the U.S. may adversely impact the Company's sales and profitability.
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
Environmental – Many of the Company's products are subject to statutory and regulatory requirements governing emissions, noise and other matters, including standards imposed by the EPA, state regulatory agencies, such as the California Air Resources Board and regulatory agencies in certain foreign countries where the Company’s motorcycle products are sold. The Company is also subject to statutory and regulatory requirements governing emissions and noise in the conduct of the Company’s manufacturing operations. Any significant change to the regulatory requirements governing emissions and noise may substantially increase the cost of manufacturing the Company’s products. If the Company fails to meet existing or new requirements, then the Company may be unable to produce and sell certain products or may be subject to fines or penalties.
Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company is likely to face greater regulatory and customer pressure to develop products that generate less emissions. This will require the Company to spend additional funds on research, product development and implementation costs, and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage. Further, if the proposed separation of the business of LiveWire occurs, then in the near term, the LiveWire business will be focusing on electric vehicles and the Company will not be focusing on electric vehicles beyond those offered by LiveWire. As a result, the separation of the LiveWire business will adversely affect the Company's efforts to develop electric vehicles outside of the LiveWire business, at least in the near term, and that could have longer-term negative impacts on the Company's ability to offer electric vehicles in response to pressure to develop products that generate less emissions.
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
Violations of, or non-compliance with, relevant laws and regulations may limit the ability of Harley-Davidson Financial Services to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or obtain a refund of amounts previously paid, could subject Harley-Davidson Financial Services to payment of damages, civil fines, or criminal penalties and administrative sanctions and could limit the number of loans eligible for Harley-Davidson Financial Services securitizations programs. Such regulatory requirements and associated supervision also could limit the discretion of Harley-Davidson Financial Services in operating its business, such as through the suspension or revocation of any charter, license or registration at issue, as well as the imposition of administrative sanctions, including "cease and desist" orders. The Company cannot assure that the applicable laws or regulations will not be amended or construed in ways that are adverse to Harley-Davidson Financial Services, that new laws and regulations will not be adopted in the future, or that laws and regulations will not attempt to limit the interest rates or convenience fees charged by Harley-Davidson Financial Services, any of which may adversely affect the business of Harley-Davidson Financial Services or its results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is a sweeping piece of legislation impacting financial services and the full effect continues to evolve as regulations that are intended to implement the Dodd-Frank Act are adopted, and the text of the Dodd-Frank Act is analyzed by stakeholders and the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the Bureau). The Bureau has significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the Bureau will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet fully known and subject to change. Compliance may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required. Compliance may create operational constraints and place limits on pricing. Failure to comply, as well as changes to laws and regulations, or the imposition of additional laws and regulations, could affect Harley-Davidson Financial Services’ earnings, limit its access to capital, limit the number of loans eligible for Harley-Davidson Financial Services securitization programs and have a material adverse effect on Harley-Davidson Financial Services’ business and results of operations. The Bureau also has supervisory authority over certain non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of Harley-Davidson Financial Services, allowing the Bureau to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, changes to processes and procedures, product-related changes or consumer refunds, or other actions.
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
General Risks
•Changes in general economic and business conditions, tightening of credit and retail markets, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases such as motorcycles. Weakened economic conditions in certain business sectors and geographic areas can also result in reduced demand for the Company's products. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including Harley-Davidson Financial Services. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political conditions and other factors over which motorcycle manufacturers have little control.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
A summary of the principal operating properties of the Company as of December 31, 2021 is as follows:

Type of Facility	Location	Status
Motorcycle and Related Products:
Corporate office	Milwaukee, WI	Owned
Product development center	Wauwatosa, WI	Owned
Manufacturing(a)	Menomonee Falls, WI	Owned
Manufacturing(b)	Tomahawk, WI	Owned
Manufacturing(c)	York, PA	Owned
Manufacturing(d)	Rayong, Thailand	Owned
Manufacturing(e)	Manaus, Brazil	Leased

Financial Services:
Corporate office	Chicago, IL	Leased
Wholesale and retail operations office	Plano, TX	Leased
Retail operations office	Reno, NV	Leased
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange under the trading symbol HOG. As of January 30, 2022, there were 65,375 shareholders of record of Harley-Davidson, Inc. common stock.
The Company’s share repurchases, which consisted of shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were as follows during the quarter ended December 31, 2021:

2021 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 27 to October 31	—	$—	—	18,246,721
November 1 to November 28	2,039	$38	2,039	18,246,721
November 29 to December 31	11	$37	11	18,246,721
	2,050	$38	2,050
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of December 31, 2021, 18.2 million shares remained under these authorizations. The Company repurchased no shares on a discretionary basis during the quarter ended December 31, 2021. The Company plans to execute discretionary share repurchases in 2022.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2021, the Company acquired 2,050 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters within Part III of this Annual Report contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (S&P) MidCap 400 Index as the broad-based index. The S&P MidCap 400 Index was chosen as the Company does not believe any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on December 31, 2016 and that all dividends are reinvested.

	2016	2017	2018	2019	2020	2021
Harley-Davidson, Inc.	$100	$90	$62	$71	$71	$74
S&P MidCap 400 Index	$100	$116	$103	$130	$148	$185
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the group of companies referred to as Harley-Davidson Motor Company and Harley-Davidson Financial Services. Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc. and all its subsidiaries. The Company operates in two segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
The “% Change” figures included in the Results of Operations section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented. Certain “% Change” deemed not meaningful (NM) have been excluded.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intend,” "is on-track," "forecasting," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in this Item 7. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Guidance sections in this Item 7 are only made as of February 8, 2022 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 25, 2022), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview(1)
The Company’s net income for 2021 was $650.0 million, or $4.19 per diluted share, compared to $1.3 million, or $0.01 per diluted share, in 2020 driven by higher operating income in both the Motorcycles and Financial Services segments.
Motorcycles segment operating income was $408.6 million in 2021 compared to an operating loss of $186.1 million in 2020 which was adversely impacted by the onset of the COVID-19 pandemic. The improvement in operating results in 2021 was driven by a 29.8% increase in wholesale motorcycle shipments, favorable product mix, higher pricing and lower restructuring expenses which more than offset higher supply chain and tariff costs incurred in 2021.
Operating income from the Financial Services segment in 2021 was up $219.0 million or 111.9% compared to 2020 driven by a decrease in the provision for credit losses, lower interest expense and lower restructuring charges. The provision for credit losses declined primarily due to improved economic conditions and favorable retail credit loss performance.
Worldwide dealer retail sales of the Company's new motorcycles grew 7.8% in 2021 compared to 2020 driven by strong growth in North America. During 2021, retail sales increased 22.1% in North America compared to 2020, which was partially offset by declines in the Company's markets outside of North America. Refer to the Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.
The Company is pleased with its 2021 performance, the first year of its five-year strategic plan, The Hardwire, especially in light of the challenges the Company faced in 2021 related to supply chain, European Union (EU) tariffs and managing through the continuing impacts of the COVID-19 pandemic.
Key Factors Impacting the Company
Supply Chain – During 2021, the Company experienced disruption and increased costs related to global supply chain challenges. As a result of these challenges, the Company experienced cost increases for logistics, raw materials and purchased components, as well as supply constraints related to certain components including those impacted by the current global semiconductor chip shortages. These challenges have also resulted in manufacturing disruption and higher manufacturing conversion costs. In response to the supply chain challenges, the Company imposed pricing surcharges in the U.S. during the second half of 2021, worked to optimize production schedules to prioritize more profitable models and markets and enacted tighter operating expense cost controls. The Company expects the supply chain challenges and higher costs will continue in the first half of 2022, but anticipates a moderate improvement, compared to 2021, in the second half of the year across logistics and raw materials. The Company expects semiconductor chip availability to continue to be challenged with some improvement in the second half of 2022 compared to 2021.
Additional European Union Tariffs – Beginning in 2019, the Company operated under Binding Origin Information (BOI) rulings that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the EU, the Company would be subject to revocation of the BOI rulings, effective April 19, 2021. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% beginning on April 19, 2021 that was scheduled to increase to 56% effective June 1, 2021. However, in May 2021, the EU made a decision to delay the increase initially scheduled for June 2021 to December 2021, while tariff negotiations took place between the U.S. and the EU. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement suspended the additional tariffs initially imposed by the EU on the Company's motorcycles in 2018, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The EU tariff rate remained at 31% through the end of 2021 rather than increasing to 56% on December 1, 2021 as previously scheduled. The lower 6% tariff rate applies to all motorcycles imported by the Company into the EU, regardless of origin, beginning in 2022. Under the agreement between the U.S. and the EU, the lower tariff rate will remain in effect until December 31, 2023. During such time, the U.S. and EU will monitor and review the operation of the agreement, seeking to conclude the negotiations on steel and aluminum tariffs by December 31, 2023. These negotiations are ongoing, and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond December 31, 2023.
To date, the Company continues to pursue its appeals of the revocation of the BOIs and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that these appeals will continue or be successful.

COVID-19 Pandemic – The Company continues to manage through the impacts of the COVID-19 pandemic and its associated variants by keeping safety and community well-being a priority. The Company continues to proactively follow protocols to keep workers safe in its manufacturing facilities, and most non-production workers continue to work remotely in light of the COVID-19 pandemic. The full impact of the COVID-19 pandemic on future results depends on future developments, such as the ultimate duration and scope of the pandemic including associated variants, the success of vaccination programs, the consequences of vaccine requirements, and its impact on the Company's customers, dealers, distributors, and suppliers. Future impacts and disruptions could have an adverse effect on production, supply chains, distribution, and demand for the Company's products.
Restructuring Plan Costs and Savings(1) – During 2020, the Company executed a set of actions, referred to as The Rewire. The actions included certain restructuring activities including a workforce reduction, the termination of certain current and future products, facility changes, optimizing the Company's global dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. These actions included restructuring expenses related to employee termination costs, contract termination costs and non-current asset adjustments. The workforce reduction resulted in the termination of approximately 570 employees. The Company incurred $130.0 million and $3.4 million of restructuring expense in connection with these actions during 2020 and 2021, respectively. The Company expects ongoing annual gross savings resulting from these restructuring activities of approximately $115 million. The Company began to realize the savings in the second half of 2020 with 2021 being the first year of full annualized savings. Refer to Note 3 of the Notes to Consolidated financial statements for additional information regarding the Company's restructuring expenses.
LiveWire Transaction(1) – On December 13, 2021, the Company and AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company (SPAC), announced that they have entered into a definitive business combination agreement under which LiveWire, the Company's electric motorcycle division, will become a separate business of the Company and ABIC will combine with LiveWire to create a new publicly traded company. LiveWire plans to redefine motorcycling as the industry-leading, all-electric motorcycle company, with a focus on the urban market and beyond. As a strong and desirable brand with growing global recognition, LiveWire plans to develop the technology of the future and to invest in the capabilities needed to lead the transformation of motorcycling. The parties expect that the transaction will be financed by ABIC’s $400 million cash held in trust (assuming no redemptions by ABIC’s shareholders in the context of the transaction), a $100 million cash investment from the Company, and a $100 million investment from an independent strategic investor, Kwang Yang Motor Co., Ltd. (KYMCO). In addition, to the extent any shares of the SPAC are redeemed, the Company will invest an additional amount equal to the dollar value of such redemptions up to a maximum of $100 million.
The transaction, which has been approved by the boards of directors of both the Company and ABIC, is expected to close in the first half of 2022. The consummation of the business combination is subject to the approval of ABIC’s shareholders as well as other conditions and regulatory approvals. Upon closing of the transaction, the Company will retain a controlling financial interest in LiveWire. The expectation is that, upon closing of the transaction, the Company will retain an equity interest in the separate public company of approximately 74%. As the controlling shareholder following the transaction, the Company will continue to consolidate LiveWire’s results, with additional adjustments to recognize non-controlling shareholder interests.
Guidance(1)
On February 8, 2022, the Company announced the following guidance for 2022:
The Company expects Motorcycles segment revenue growth, compared to 2021, between 5% and 10%. This revenue growth guidance incorporates the Company's current information and expectations for the impact of supply chain challenges including semiconductor chip availability that the industry is facing. The Company expects revenue to be positively impacted by global pricing actions as the Company works to offset cost headwinds across the supply chain. Furthermore, the Company expects revenue growth from parts and accessories and apparel and licensing, as it executes The Hardwire strategy.
The Company expects Motorcycles segment operating margin as a percent of revenue of 11% to 12%. The Company believes the anticipated positive impact from higher motorcycle volume, product mix and pricing, combined with growth in revenue from higher-margin parts and accessories and apparel, will more than offset the expected cost inflation across the supply chain. Also, the removal of the additional EU tariffs is expected to contribute over a percentage point of margin growth. Finally, the Company expects 2022 operating margin to be positively impacted by operating expense leverage, even as the Company increases investment in LiveWire.
The Company expects Financial Services operating income to decline 20% to 25% compared to 2021. This decline is largely a result of the favorable credit loss allowance reductions and lower actual credit losses in 2021 that are not expected to repeat in 2022.

The Company expects capital investments between $190 and $220 million. The Company plans to continue to invest behind product development and capability enhancement in support of The Hardwire strategy.
The Company's capital allocation priorities are to fund growth through The Hardwire initiatives, to pay dividends, and to execute discretionary share repurchases, which the Company plans to do in 2022.

Results of Operations 2021 Compared to 2020
Consolidated Results

(in thousands, except earnings per share)	2021	2020	Increase (Decrease)
Operating income (loss) from Motorcycles and Related Products	$408,625	$(186,122)	$594,747
Operating income from Financial Services	414,814	195,801	219,013
Operating income	823,439	9,679	813,760
Other income (expense), net	20,076	(1,848)	21,924
Investment income	6,694	7,560	(866)
Interest expense	30,972	31,121	(149)
Income (loss) before income taxes	819,237	(15,730)	834,967
Income tax provision (benefit)	169,213	(17,028)	186,241
Net income	$650,024	$1,298	$648,726
Diluted earnings per share	$4.19	$0.01	$4.18
The Company reported operating income of $823.4 million in 2021 compared to $9.7 million in 2020. The Motorcycles segment reported operating income of $408.6 million, an improvement from an operating loss of $186.1 million in 2020. Operating income from the Financial Services segment increased $219.0 million compared to 2020. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating results.
Other income (expense) in 2021 was impacted by higher non-operating income related to the Company's defined benefit plans. Investment income decreased in 2021 as compared to 2020 driven by lower income from investments in marketable securities.
The Company's effective income tax rate for 2021 was a 20.7% expense compared to a 108.3% benefit for 2020. The Company's 2021 effective tax rate was favorably impacted by discrete income tax benefits recorded during the year. During 2020, the Company recorded a pre-tax loss resulting in an income tax benefit which was further impacted by discrete income tax benefits recorded during 2020.
Diluted earnings per share was $4.19 in 2021 compared to $0.01 in 2020. Diluted weighted average shares outstanding increased from 153.9 million in 2020 to 155.0 million in 2021.

Motorcycle Retail Sales and Registration Data
Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson and LiveWire motorcycles were as follows:

	2021	2020	Increase (Decrease)	% Change
United States	126,276	103,650	22,626	21.8%
Canada	8,137	6,477	1,660	25.6
North America	134,413	110,127	24,286	22.1
Europe/Middle East/Africa (EMEA)	31,101	36,906	(5,805)	(15.7)
Asia Pacific	25,090	27,220	(2,130)	(7.8)
Latin America	3,652	5,995	(2,343)	(39.1)
	194,256	180,248	14,008	7.8%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new motorcycles were up 7.8% during 2021 compared to 2020 when retail sales were impacted by the onset of the COVID-19 pandemic. Retail sales during 2021 also reflected strategic decisions made as part of The Rewire.
The increase in retail sales in 2021 was driven by the North American market which was positively impacted by increased demand for the Company's Grand American Touring and large Cruiser motorcycles. Retail sales in 2021 also benefited from the Company's introduction of Pan America™, its new Adventure Touring motorcycles.
Retail sales outside of North America in 2021 were impacted by actions taken under The Rewire to streamline the product portfolio to reduce complexity and direct resources towards the Company's core stronghold products. This includes the Company's decision to discontinue selling Street motorcycles and legacy Sportster motorcycles in EMEA and certain countries within the Asia Pacific and Latin American markets. Latin America retail sales were also impacted during 2021 by the reduction of dealers and pricing actions executed as part of The Rewire in 2020 to restore profitability in those markets. In addition, international retail sales were adversely impacted by longer shipping times.
At the end of 2021, worldwide retail inventory was down approximately 23% compared to the end of 2020 and down a similar amount relative to the end of the third quarter of 2021 primarily due to strong demand, in particular in the U.S. market. Overall, the Company continued to observe strong pricing for both new and used motorcycles and improved dealer profitability.
The Company's U.S. market share of new 601+cc motorcycles for 2021 was 44.5%, up 2.4 percentage points compared to 2020 (Source: Motorcycle Industry Council). The Company's U.S. market share increased on stronger retail sales performance relative to the industry, as well as stronger performance in the Company's Grand American Touring and Cruiser segments.
The Company's European market share of new 601+cc motorcycles for 2021 was 5.9%, down 1.8 percentage points compared to 2020 reflecting the decline in retail sales in Europe (Source: Management Services Helwig Schmitt GmbH).

Motorcycle Registration Data - 601+cc(a)
Industry retail registration data for new motorcycles was as follows:

	2021	2020	Increase	% Change
United States(b)	281,502	241,790	39,712	16.4%
Europe(c)	427,807	411,991	15,816	3.8%
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale motorcycle unit shipments were as follows:

	2021		2020		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
Motorcycle Units:
United States	119,909	63.6%	79,731	54.9%	40,178	50.4%
International	68,585	36.4%	65,515	45.1%	3,070	4.7
	188,494	100.0%	145,246	100.0%	43,248	29.8%
Motorcycle Units:
Grand American Touring(a)	93,961	49.8%	61,322	42.2%	32,639	53.2%
Cruiser(b)	59,494	31.6%	49,974	34.4%	9,520	19.0
Adventure Touring	9,916	5.3%	—	—%	9,916	100.0
Sportster® / Street	25,123	13.3%	33,950	23.4%	(8,827)	(26.0)
	188,494	100.0%	145,246	100.0%	43,248	29.8%
(a)Includes CVOTM and Trike
(b)Includes Softail® and LiveWireTM
During 2021, motorcycle shipments were up 29.8% from 2020 when shipments were adversely impacted by the temporary suspension of the Company's global manufacturing operations and the temporary closure of dealers in the first half of 2020 resulting from the COVID-19 pandemic. The mix of Grand American Touring and Cruiser motorcycles shipped during 2021 increased as a percent of total shipments while the mix of Sportster/Street motorcycles decreased compared to 2020. In addition, motorcycle unit shipments during 2021 include the Company's new Pan America™ models, its first Adventure Touring motorcycles, which were launched in 2021.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (in thousands):

	2021	2020	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,477,395	$2,350,407	$1,126,988	47.9%
Parts and accessories	741,797	659,634	82,163	12.5
Apparel	228,106	186,068	42,038	22.6
Licensing	37,790	29,750	8,040	27.0
Other	55,152	38,195	16,957	44.4
	4,540,240	3,264,054	1,276,186	39.1
Cost of goods sold	3,243,287	2,435,745	807,542	33.2
Gross profit	1,296,953	828,309	468,644	56.6
Operating expenses:
Selling & administrative expense	717,053	697,483	19,570	2.8
Engineering expense	168,534	197,838	(29,304)	(14.8)
Restructuring expense	2,741	119,110	(116,369)	(97.7)
	888,328	1,014,431	(126,103)	(12.4)%
Operating income (loss)	$408,625	$(186,122)	$594,747	NM
Operating margin	9.0%	(5.7)%	14.7	pts.
The estimated impacts of the significant factors affecting the comparability of revenue, cost of goods sold and gross profit from 2020 to 2021 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2020	$3,264.1	$2,435.7	$828.4
Volume	852.9	575.5	277.4
Price, net of related costs	63.2	(7.0)	70.2
Foreign currency exchange rates and hedging	56.6	22.8	33.8
Shipment mix	303.4	106.9	196.5
Raw material prices	—	72.2	(72.2)
Manufacturing and other costs	—	37.2	(37.2)
	1,276.1	807.6	468.5
2021	$4,540.2	$3,243.3	$1,296.9
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2020 to 2021:
•The increase in volume was due to higher wholesale motorcycle shipments and higher parts and accessories and apparel sales.
•During 2021, revenue benefited from higher wholesale prices for motorcycles, including pricing surcharges that the Company imposed in the U.S. during the second half of 2021, and lower sales incentives.
•Revenue and gross profit were favorably impacted by stronger foreign currency exchange rates relative to the U.S. dollar, partially offset by unfavorable net foreign currency losses associated with hedging and balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix between motorcycle families had a favorable impact on revenue and gross profit during 2021 as compared to 2020 due primarily to a higher mix of Grand American Touring and Cruiser models.
•Raw material cost increases were driven by higher prices primarily due to supply chain challenges.
•Manufacturing and other cost increases were due to higher supply chain costs and increased tariff costs, partially offset by a lower fixed cost per unit resulting from higher production volumes. The impact of additional EU tariffs was $55.5 million in 2021 compared to $18.3 million in 2020.

Operating expenses were lower in 2021 compared to 2020 due primarily to lower restructuring costs following the Company's 2020 restructuring actions. Selling, administrative and engineering expenses benefited from cost savings resulting from the Company's 2020 restructuring actions; however, these benefits were offset by increased spending on The Hardwire initiatives. In 2020, operating expenses also benefited from cost saving efforts undertaken to preserve cash at the onset of the COVID-19 pandemic. Refer to Note 3 of the Notes to Consolidated financial statements for additional information regarding the Company's restructuring expenses.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	2021	2020	(Decrease) Increase	% Change
Financial Services revenue:
Interest income	$671,708	$682,517	$(10,809)	(1.6)%
Other income	124,360	107,806	16,554	15.4
	796,068	790,323	5,745	0.7
Financial Services expenses:
Interest expense	192,944	246,447	(53,503)	(21.7)
Provision for credit losses	25,049	181,870	(156,821)	(86.2)
Operating expenses	162,587	155,306	7,281	4.7
Restructuring expense	674	10,899	(10,225)	(93.8)
	381,254	594,522	(213,268)	(35.9)
Operating income	$414,814	$195,801	$219,013	111.9%
Interest income was lower in 2021 compared to 2020, primarily due to lower average outstanding finance receivables, partially offset by a higher average yield. Other income increased due in part to higher insurance and licensing income. Interest expense decreased due to lower average outstanding debt and a lower cost of funds.
The provision for credit losses decreased $156.8 million compared to 2020 primarily due to improved economic conditions, favorable retail credit loss performance and the Company’s outlook on future economic conditions. However, the pace of economic recovery remains uncertain as demonstrated by unemployment levels above those experienced prior to the COVID-19 pandemic, muted consumer confidence, rising inflation, global supply chain disruptions, and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of 2021, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement in its economic scenario weighting. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annual losses on the Company's retail motorcycle loans were 1.19% during 2021 compared to 1.38% in 2020. The favorable retail credit loss performance was due to elevated used motorcycle values at auction in the U.S. and continued lower than normal delinquency levels driven by benefits provided to individuals under the U.S. federal stimulus packages and COVID-19 pandemic retail payment extensions. Favorable used motorcycle values stemmed from an ongoing low number of motorcycles at auction. The 30-day delinquency rate for retail motorcycle loans at December 31, 2021 increased to 3.33% from 3.18% at December 31, 2020. Although the 30-day delinquency rate was elevated as compared to 2020, the 2021 delinquency rate remained below levels experienced prior to the COVID-19 pandemic. These continued low delinquency levels were driven by benefits to individuals provided under U.S. federal stimulus packages as well as the effects of COVID-19 pandemic-related retail payment extensions. Starting in the second quarter of 2020, the Company granted COVID-19 pandemic-related extensions to help customers get through financial difficulties associated with the pandemic. During 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021. Extensions specific to the COVID-19 pandemic were discontinued by the Company at the beginning of the third quarter of 2021. The Company continues to grant standard payment extensions to customers in accordance with its policies. The Company expects the delinquency rate to normalize over time as it moves further away from the influx of stimulus funding.(1)
Operating expenses increased $7.3 million compared to 2020 due to higher employee-related costs and The Hardwire initiatives.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2021	2020
Balance, beginning of period	$390,936	$198,581
Cumulative effect of change in accounting(a)	—	100,604
Provision for credit losses	25,049	181,870
Charge-offs, net of recoveries	(76,606)	(90,119)
Balance, end of period	$339,379	$390,936
(a)On January 1, 2020, the Company adopted ASU 2016-13 and increased the allowance for loan loss through retained earnings, net of income taxes, to establish an allowance that represents expected lifetime credit losses on the finance receivable portfolios at date of adoption.
At December 31, 2021, the allowance for credit losses on finance receivables was $326.3 million for retail receivables and $13.1 million for wholesale receivables. At December 31, 2020, the allowance for credit losses on finance receivables was $371.7 million for retail receivables and $19.2 million for wholesale receivables.
Refer to Note 7 of the Notes to Consolidated financial statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.
Results of Operations 2020 Compared to 2019
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021 for a detailed discussion of the results of operations for 2020 compared to 2019 and liquidity and capital resources for 2020 compared to 2019.
Other Matters
New Accounting Standards Issued But Not Yet Adopted
There are no new accounting standards issued but not yet adopted that are material to the Company.
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
Allowance for Credit Losses on Retail Finance Receivables – On January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, which requires an entity to recognize expected lifetime losses on finance receivables upon origination. The allowance for credit losses on retail finance receivables as of December 31, 2021 and 2020 represents the Company’s estimate of lifetime losses for its retail finance receivables.
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
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its benefit obligations. Based on this analysis, the Company increased the weighted-average discount rate for pension and SERPA obligations from 2.62% as of December 31, 2020 to 2.89% as of December 31, 2021. The Company increased the weighted-average discount rate for postretirement healthcare obligations from 2.11% as of December 31, 2020 to 2.72% as of December 31, 2021. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2021, the Company set its healthcare cost trend rate at 6.75% as of December 31, 2021. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2029.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate	Impact of a 1% decrease in the expected return on assets
2021 Net periodic benefit cost:
Pension and SERPA	$21,750	$32,688	n/a	$21,116
Postretirement healthcare	$(3,593)	$(956)	$304	$2,092
2021 Benefit obligations:
Pension and SERPA	$2,174,595	$333,798	n/a	n/a
Postretirement healthcare	$286,301	$25,088	$7,341	n/a
The amounts based on current assumptions above exclude the impact of settlements and curtailments. This information should not be viewed as predictive of future amounts. The calculations of pension, SERPA and postretirement healthcare obligations and costs are based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 15 of the Notes to Consolidated financial statements.

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
Commitments and Contingencies
The Company is subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 16 of the Notes to Consolidated financial statements for a discussion of the Company's commitments and contingencies.
Liquidity and Capital Resources
Based on the Company's current outlook, for both the near and longer terms, it expects Motorcycles segment operations to continue to be funded primarily through cash flows generated by operations and Financial Services segment operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and brokered certificates of deposit.(1)
The Company's capital allocation priorities are to fund growth through The Hardwire initiatives, to pay dividends, and to execute discretionary share repurchases, which the Company plans to do in 2022.
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. In response to liquidity concerns related to the COVID-19 pandemic, the Company increased its cash and cash equivalents during 2020 through cash preservation efforts including the suspension of discretionary share repurchases and the issuance of debt. The Company's cash and cash equivalents remained higher than pre-COVID-19 pandemic levels at the end of 2021, but during 2021, the Company began to gradually reduce its cash and cash equivalents from 2020 levels.

The Company’s cash and cash equivalents and availability under its credit and conduit facilities at December 31, 2021 were as follows (in thousands):

Cash and cash equivalents	$1,874,745

Availability under credit and conduit facilities:
Credit facilities	663,714
Asset-backed U.S. commercial paper conduit facility(a)	627,411
Asset-backed Canadian commercial paper conduit facility(a)	13,381
$3,179,251
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2021 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A3	BBB-	Stable
Fitch	F2	BBB+	Negative
The Company recognizes that it must continue to monitor and adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding.(1) The Financial Services operations could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through its Financial Services operations to provide loans to dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.
Cash Flow Activity
Cash flow activities for the years ended December 31, were as follows (in thousands):

	2021	2020
Net cash provided by operating activities	$975,701	$1,177,890
Net cash used by investing activities	(459,447)	(66,783)
Net cash (used) provided by financing activities	(1,884,931)	1,373,983
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,272)	18,712
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,383,949)	$2,503,802
Operating Activities
The decrease in operating cash flow in 2021 compared to 2020 was primarily due to an increase in wholesale financing activity driven by higher loan originations. The Company’s sales of motorcycles and related products to dealers in the U.S. and Canada are financed through Harley-Davidson Financial Services and become finance receivables upon the sale to the dealer and become operating cash flows when the dealer repays the wholesale finance receivable. As a result, the timing of the Company's operating cash flow is impacted by the amount and duration of the wholesale financing that dealers elect to utilize.
The Company's operating cash flows were also lower than in 2020 due to changes in working capital primarily related to inventory and accounts receivable. The Company's accounts receivable balances, which relate primarily to sales outside of North America, declined during 2020 on lower sales which were impacted by the COVID-19 pandemic. Conversely, as shipment volumes recovered in 2021, trade accounts receivable increased. The Company also experienced an increase in inventory during 2021 due primarily to a higher level of upcoming model year motorcycles in inventory, compared to 2020. The Company's inventory levels at year end are impacted by the model year change over which results in the production of the next model year's motorcycles at the end of the calendar year. These motorcycles are held in inventory until the new model year motorcycles are launched and shipped to dealers in January. In addition, supply chain disruptions also contributed to higher inventory levels at the end of 2021.
The Company continues to expect that it will generate sufficient cash inflows from operations to fund its ongoing operating cash requirements including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at December 31, 2021 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements. As described in Note 4 of the Notes to Consolidated financial statements, the Company has a liability for unrecognized tax benefits of $44.9 million and related accrued interest and penalties of $22.9 million as of December 31, 2021. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $120.2 million and $131.1 million during 2021 and 2020, respectively. The Company's 2022 plan includes estimated capital investments between $190 to $220 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables in 2021, which consisted primarily of retail finance receivables, were $384.2 million higher than in 2020 primarily due to higher retail finance receivable originations during 2021. The Company funds its finance receivables net lending activity through the issuance of debt and brokered certificates of deposit, discussed in the Financing Activities section.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activities.
The Company paid dividends of $0.60 per share totaling $92.4 million during 2021 and $0.44 per share totaling $68.1 million during 2020.
There were no discretionary share repurchases in 2021 or 2020. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were $11.6 million or 0.3 million shares and $8.0 million or 0.3 million shares during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were 18.2 million shares remaining on a board-approved share repurchase authorization.

Financing cash flows related to debt and brokered certificates of deposit activities resulted in net cash (outflows)/inflows of $(1.78) billion and $1.45 billion in 2021 and 2020, respectively. During 2021, debt levels declined in connection with the reduction in cash and cash equivalents as the Company normalized cash balances from the higher levels held at the end of 2020, as discussed earlier in Liquidity and Capital Resources. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following as of December 31, (in thousands):

	2021	2020
Outstanding debt:
Unsecured commercial paper	$751,286	$1,014,274
Asset-backed Canadian commercial paper conduit facility	85,054	116,678
Asset-backed U.S. commercial paper conduit facilities	272,589	402,205
Asset-backed securitization debt, net	1,627,142	1,791,956
Medium-term notes, net	3,408,660	4,917,714
Senior notes, net	744,668	743,977
	$6,889,399	$8,986,804

Deposits, net	$290,326	$79,965
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – During 2020, Harley-Davidson Financial Services began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $290.3 million and $80.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2021 and 2020, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of December 31, 2021 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at December 31, 2021 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$550,000	4.05%	February 2019	February 2022
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$737,302(a)	4.94%	May 2020	May 2023
$680,586(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
(a)Euro denominated €650.0 million par value remeasured to U.S. dollar at December 31, 2021
(b)Euro denominated €600.0 million par value remeasured to U.S. dollar at December 31, 2021
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $9.2 million and $15.4 million at December 31, 2021 and 2020, respectively.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2021, the Company renewed and amended its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. Prior to the renewal and amendment, the Canadian Conduit was contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of December 31, 2021, the Canadian Conduit has an expiration date of June 27, 2022.
In 2021, the Company transferred $32.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $27.4 million. In 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – Until November 25, 2020, the Company had two separate agreements with third-party banks and their asset-backed U.S. commercial paper conduits, a $300.0 million revolving facility agreement and a $600.0 million revolving facility agreement (together, the Former U.S. Conduit Facilities). On November 25, 2020, the Company amended each revolving facility agreement by consolidating the two agreements into one $900.0 million revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In addition to the $900.0 million aggregate commitment, the agreement allows for additional borrowings, at the lender’s discretion, of up to $300.0 million. On November 19, 2021, the Company renewed the U.S. Conduit Facility. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
In 2021, the Company transferred $83.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $71.5 million of debt under the U.S. Conduit Facility. In 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR, with provisions for a transition to other benchmark rates, generally aligning to recommendations published by the Alternative Reference Rates Committee convened by the Federal Reserve Board and Federal Reserve Bank of New York. In each of these cases, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2021, the U.S. Conduit Facility has an expiration date of November 18, 2022.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2024 to 2029.
In 2021, the Company transferred $1.30 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.18 billion, or $1.17 billion net of discounts and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions. In 2020, the Company transferred $2.42 billion of U.S. retail motorcycle finance receivables to four separate SPEs which, in turn, issued $2.08 billion, or $2.06 billion net of discounts and issuance costs, of secured notes through four separate on-balance-sheet asset-backed securitization transactions.
Support Agreement – The Company has a support agreement with Harley-Davidson Financial Services whereby, if required, the Company agrees to provide Harley-Davidson Financial Services with financial support to maintain Harley-Davidson Financial Services’ fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at the Company’s option as capital contributions or loans. No amount has ever been provided to Harley-Davidson Financial Services under the support agreement.
Operating and Financial Covenants – Harley-Davidson Financial Services and the Company are subject to various operating and financial covenants related to the credit facilities and various operating covenants under the medium-term and senior notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.
The operating covenants limit the Company’s and Harley-Davidson Financial Services’ ability to:
•Assume or incur certain liens;
•Participate in certain mergers or consolidations; and
•Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of Harley-Davidson Financial Services’ consolidated debt, excluding secured debt, to Harley-Davidson Financial Services’ consolidated allowance for credit losses on finance receivables plus Harley-Davidson Financial Services' consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of Harley-Davidson Financial Services and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL) cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2021 and 2020, Harley-Davidson Financial Services and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intend,” "is on-track," "forecasting," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described below. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of this report, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic, including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic and (ii) the Company's ability to: (a) execute its business plans and strategies, including The Hardwire and the evolution of LiveWire as a standalone brand, including the proposed separation of LiveWire into a separate business of the Company through the combination of LiveWire with ABIC, which includes the risks noted below; (b) manage supply chain and logistic issues, including quality issues, availability of semiconductor chip components and the ability to find alternative sources of those components in a timely manner, unexpected interruptions or price increases caused by supplier volatility, raw material shortages or natural disasters, and longer shipping times and increased logistics costs, including successfully implementing pricing surcharges; (c) realize the expected business benefits from the combination of LiveWire with ABIC, which may be affected by, among other things: (I) the ability of LiveWire to: (1) execute its plans to develop, produce, market, and sell its electric vehicles; (2) achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (3) adequately control the costs of its operations as a new entrant into a new space; (4) develop, maintain, and strengthen its brand; (5) effectively establish and maintain cooperation from its retail partners, largely drawn from the Company's traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles; (II) competition; and (III) other risks and uncertainties indicated from time to time in the final prospectus of ABIC, including under "Risk Factors" therein, and other documents filed or to be filed with the SEC by the Company, LW EV Holdings, Inc. (HoldCo) or ABIC; (d) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (e) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (f) successfully carry out its global manufacturing and assembly operations; (g) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (h) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (i) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (ii) the denial of the Company's application for temporary relief from the effect of the revocation of the BOI decisions; (j) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the Section 232 steel and aluminum tariffs and incremental tariffs on motorcycles imported into the EU from the U.S., between the U.S. and EU, which expires on December 31, 2023; (k) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) successfully manage and reduce costs throughout the business; (n) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing political environment; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (q) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (r) successfully maintain a manner in which to sell motorcycles in China and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (s) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (t) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (u) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (v) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (w) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (x) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (y) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (z) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (aa) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (bb) manage its exposure to product liability claims and commercial or contractual disputes; (cc) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (dd) achieve anticipated results with respect to the Company's pre-owned motorcycle program, Harley-Davidson Certified, and the Company's H-D1 Marketplace; (ee) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain; and (ff) optimize capital allocation in light of the Company's capital allocation priorities.
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
The Company’s ability to sell its motorcycles and related products and services and to meet its financial expectations also depends on the ability of the Company’s dealers to sell its motorcycles and related products and services to retail customers. The Company depends on the capability and financial capacity of its dealers to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company. In addition, the Company’s dealers and distributors may experience difficulties in operating their businesses and selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions, the impact of the COVID-19 pandemic, or other factors.
In recent years, Harley-Davidson Financial Services has experienced historically low levels of retail credit losses, but there is no assurance that this will continue. The Company believes that Harley-Davidson Financial Services' retail credit losses will increase over time due among other things to factors that have contributed recently to low levels of losses, including the favorable impact of recent federal stimulus payments that will not recur.
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
Motorcycles and Related Products Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Motorcycles segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on Motorcycles segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. At December 31, 2021 and 2020, the notional U.S. dollar value of outstanding foreign currency contracts was $804.2 million and $779.4 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $78.6 million and $80.2 million as of December 31, 2021 and 2020, respectively.
The Company purchases commodities for use in the production of motorcycles. As a result, Motorcycles segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2021, the notional value of these instruments was $11.6 million and the fair value was a net asset of $0.6 million. As of December 31, 2020, the notional value of these instruments was $7.5 million and the fair value was a net asset of $0.8 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.
Financial Services Segment
The Company has interest rate sensitive financial instruments including finance receivables, debt and interest rate derivative financial instruments. As a result, Financial Services operating income is affected by changes in interest rates. The Company utilizes interest rate swaps and caps to reduce the impact of fluctuations in interest rates on its floating-rate medium-term notes and its asset-backed securitization transactions, respectively. As of December 31, 2021, Harley-Davidson Financial Services had interest rate caps outstanding with a notional value of $504.5 million and no interest rate swaps. As of December 31, 2020, Harley-Davidson Financial Services had outstanding interest rate caps with a notional value of $978.1 million and interest rate swaps with a notional value of $450.0 million. At December 31, 2021 and 2020, Harley-Davidson Financial Services estimated that a 10% decrease in interest rates would not result in a material change to the fair value of the interest rate cap agreements. As of December 31, 2020, Harley-Davidson Financial Services estimated that a 10% decrease in interest rates would not result in a material change to the fair value of the interest rate swap agreements.
Harley-Davidson Financial Services also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates which it does not hedge. The Company estimates that a one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities would increase Financial Services interest expense in 2021 by approximately $11.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, the Company may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.
The Company has foreign denominated medium-term notes, and as a result, Financial Services operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At December 31, 2021, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. The Company had cross-currency swaps outstanding with a notional value of $1.4 billion at December 31, 2021 and 2020. The Company estimates that a 10% adverse change in the underlying foreign currency exchange rate and interest rate would result in a $149.8 million and $170.6 million decrease in the fair value of the swap agreements as of December 31, 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at item 15(a) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Harley-Davidson, Inc. at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Adoption of ASU 2016-13
As discussed in Note 7 of the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Retail Finance Receivables
Description of the Matter
The Company’s retail receivable portfolio totaled $6.5 billion as of December 31, 2021, and the associated allowance for credit losses (ACL) was $326.3 million. As discussed in Note 7 to the consolidated financial statements, the Company utilizes a vintage-based loss forecast methodology to measure the expected lifetime retail finance receivables credit losses. Economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions. To establish the economic forecasts, management considers various third-party economic forecast scenarios and applies a probability-weighting to those economic forecast scenarios. For periods beyond the Company’s incorporated economic forecasts, the Company reverts to its average historical loss experience using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
Auditing management’s estimate of the ACL for retail finance receivables was especially challenging due to the complexity of management’s retail receivables loss forecasting models and subjective management assumptions applied in determining the probability-weighting of its economic forecasts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the ACL process. These procedures included testing controls over management’s review of key assumptions such as the economic forecasts, the monitoring of the ACL models, and the completeness and accuracy of key inputs and assumptions used in the ACL models.
To test the ACL, our audit procedures included, among others, evaluating the Company’s loss forecasting models, the economic forecasts prepared by management, and the underlying data used in the models. We involved our internal specialist to assist with our reperformance of targeted model loss calculations for a sample of loans. We evaluated management’s judgments in probability-weighting different third-party economic forecast scenarios and compared management’s economic forecasts to other available information for contrary or corroborative evidence. In addition, we reviewed the Company’s historical loss statistics, peer information, and subsequent events and considered whether this information corroborates or contradicts management’s measurement of the ACL.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1982
Milwaukee, Wisconsin
February 25, 2022

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2021, 2020 and 2019
(In thousands, except per share amounts)

	2021	2020	2019
Revenue:
Motorcycles and Related Products	$4,540,240	$3,264,054	$4,572,678
Financial Services	796,068	790,323	789,111
	5,336,308	4,054,377	5,361,789
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,243,287	2,435,745	3,229,798
Financial Services interest expense	192,944	246,447	210,438
Financial Services provision for credit losses	25,049	181,870	134,536
Selling, administrative and engineering expense	1,048,174	1,050,627	1,199,056
Restructuring expense	3,415	130,009	32,353
	4,512,869	4,044,698	4,806,181
Operating income	823,439	9,679	555,608
Other income (expense), net	20,076	(1,848)	16,514
Investment income	6,694	7,560	16,371
Interest expense	30,972	31,121	31,078
Income (loss) before income taxes	819,237	(15,730)	557,415
Income tax provision (benefit)	169,213	(17,028)	133,780
Net income	$650,024	$1,298	$423,635
Earnings per share:
Basic	$4.23	$0.01	$2.70
Diluted	$4.19	$0.01	$2.68
Cash dividends per share	$0.60	$0.44	$1.50
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net income	$650,024	$1,298	$423,635
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(36,812)	33,224	8,795
Derivative financial instruments	44,111	(31,530)	(16,371)
Pension and postretirement benefit plans	235,199	51,838	100,311
	242,498	53,532	92,735
Comprehensive income	$892,522	$54,830	$516,370
The accompanying notes integral part to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In thousands)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,874,745	$3,257,203
Accounts receivable, net	182,148	143,082
Finance receivables, net of allowance of $60,734 and $72,632	1,465,544	1,509,539
Inventories, net	712,942	523,497
Restricted cash	128,935	131,642
Other current assets	185,777	280,470
	4,550,091	5,845,433
Finance receivables, net of allowance of $278,645 and $318,304	5,106,377	4,933,469
Property, plant and equipment, net	683,984	743,784
Pension and postretirement assets	386,152	95,711
Goodwill	63,177	65,976
Deferred income taxes	82,922	158,538
Lease assets	49,625	45,203
Other long-term assets	128,727	122,487
	$11,051,055	$12,010,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$374,978	$290,904
Accrued liabilities	601,981	557,214
Short-term deposits, net	72,146	79,965
Short-term debt	751,286	1,014,274
Current portion of long-term debt, net	1,542,496	2,039,597
	3,342,887	3,981,954
Long-term deposits, net	218,180	—
Long-term debt, net	4,595,617	5,932,933
Lease liabilities	29,904	30,115
Pension and postretirement liabilities	95,299	114,206
Deferred income taxes	9,261	8,607
Other long-term liabilities	206,663	220,001
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock (Note 5)	1,694	1,685
Additional paid-in-capital	1,547,011	1,507,706
Retained earnings	1,842,421	1,284,823
Accumulated other comprehensive loss	(240,919)	(483,417)
Treasury stock, at cost (Note 5)	(596,963)	(588,012)
	2,553,244	1,722,785
	$11,051,055	$12,010,601

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2021 and 2020
(In thousands)

	2021	2020
Balances held by consolidated variable interest entities (Note 12)
Finance receivables, net - current	$493,543	$530,882
Other assets	$2,982	$3,753
Finance receivables, net - non-current	$1,734,428	$1,889,472
Restricted cash - current and non-current	$144,284	$142,892
Current portion of long-term debt, net	$569,145	$608,987
Long-term debt, net	$1,330,586	$1,585,174
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net cash provided by operating activities (Note 6)	$975,701	$1,177,890	$868,272
Cash flows from investing activities:
Capital expenditures	(120,181)	(131,050)	(181,440)
Origination of finance receivables	(4,243,710)	(3,497,486)	(3,847,322)
Collections on finance receivables	3,902,304	3,540,289	3,499,717
Other investing activities	2,140	21,464	20,919
Net cash used by investing activities	(459,447)	(66,783)	(508,126)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,396,602	1,203,236
Repayments of medium-term notes	(1,400,000)	(1,400,000)	(1,350,000)
Proceeds from securitization debt	1,169,910	2,064,450	1,021,453
Repayments of securitization debt	(1,340,638)	(1,041,751)	(353,251)
Borrowings of asset-backed commercial paper	98,863	225,187	177,950
Repayments of asset-backed commercial paper	(261,367)	(318,828)	(318,006)
Net (decrease) increase in unsecured commercial paper	(260,250)	444,380	(563,453)
Net increase in deposits	210,112	79,947	—
Dividends paid	(92,426)	(68,087)	(237,221)
Repurchase of common stock	(11,623)	(8,006)	(296,520)
Other financing activities	2,488	89	3,589
Net cash (used) provided by financing activities	(1,884,931)	1,373,983	(712,223)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,272)	18,712	(2,305)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,383,949)	$2,503,802	$(354,382)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$3,409,168	$905,366	$1,259,748
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,383,949)	2,503,802	(354,382)
Cash, cash equivalents and restricted cash, end of period	$2,025,219	$3,409,168	$905,366

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,874,745	$3,257,203	$833,868
Restricted cash	128,935	131,642	64,554
Restricted cash included in Other long-term assets	21,539	20,323	6,944
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,025,219	$3,409,168	$905,366
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2021, 2020 and 2019
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2018	181,931,225	$1,819	$1,459,620	$2,007,583	$(629,684)	$(1,065,389)	$1,773,949
Net income	—	—	—	423,635	—	—	423,635
Other comprehensive income, net of tax (Note 18)	—	—	—	—	92,735	—	92,735
Dividends ($1.50 per share)	—	—	—	(237,221)	—	—	(237,221)
Repurchase of common stock	—	—	—	—	—	(296,520)	(296,520)
Share-based compensation	885,311	9	31,384	—	—	16,028	47,421
Balance, December 31, 2019	182,816,536	1,828	1,491,004	2,193,997	(536,949)	(1,345,881)	1,803,999
Net income	—	—	—	1,298	—	—	1,298
Other comprehensive income, net of tax (Note 18)	—	—	—	—	53,532	—	53,532
Dividends ($0.44 per share)	—	—	—	(68,087)	—	—	(68,087)
Repurchase of common stock	—	—	—	—	—	(8,006)	(8,006)
Share-based compensation	686,990	7	16,702	—	—	1,569	18,278
Retirement of treasury stock	(15,000,000)	(150)	—	(764,156)	—	764,306	—
Cumulative effect of change in accounting	—	—	—	(78,229)	—	—	(78,229)
Balance, December 31, 2020	168,503,526	1,685	1,507,706	1,284,823	(483,417)	(588,012)	1,722,785
Net income	—	—	—	650,024	—	—	650,024
Other comprehensive income, net of tax (Note 18)	—	—	—	—	242,498	—	242,498
Dividends ($0.60 per share)	—	—	—	(92,426)	—	—	(92,426)
Repurchase of common stock	—	—	—	—	—	(11,623)	(11,623)
Share-based compensation	861,160	9	39,305	—	—	2,672	41,986
Balance, December 31, 2021	169,364,686	$1,694	$1,547,011	$1,842,421	$(240,919)	$(596,963)	$2,553,244

The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries, all of which are wholly-owned (the Company), including the accounts of the group of companies referred to as Harley-Davidson Motor Company and Harley-Davidson Financial Services. In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain resulting from foreign currency remeasurements was $22.0 million, $3.8 million, and $18.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Accounts Receivable, net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $2.4 million and $3.7 million as of December 31, 2021 and 2020, respectively. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed through Harley-Davidson Financial Services by the purchasing dealers and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories totaling $318.5 million and $221.9 million at December 31, 2021 and 2020, respectively, are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
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

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2021 and 2020, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Research and Development Expenses – Expenditures for research activities relating to product development and improvements are charged against income as incurred and included within Selling, administrative and engineering expense on the Consolidated statements of operations. Research and development expenses were $175.1 million, $202.4 million and $216.5 million for 2021, 2020 and 2019, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During 2021, 2020 and 2019, the Company incurred $107.6 million, $134.6 million and $171.4 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of Motorcycles and Related Products cost of goods sold.
New Accounting Standards
Accounting Standards Recently Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
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

Disaggregated revenue by major source was as follows for the years ended December 31, (in thousands):

	2021	2020
Motorcycles and Related Products:
Motorcycles	$3,477,395	$2,350,407
Parts and accessories	741,797	659,634
Apparel	228,106	186,068
Licensing	37,790	29,750
Other	55,152	38,195
	4,540,240	3,264,054
Financial Services:
Interest income	671,708	682,517
Other	124,360	107,806
	796,068	790,323
	$5,336,308	$4,054,377
Motorcycles and Related Products
Motorcycles, Parts and Accessories, and Apparel – Revenues from the sale of motorcycles, parts and accessories, and apparel are recorded when control is transferred to the customer, generally at the time of shipment. The sale of products to independent dealers outside the U.S. and Canada is generally on open account with terms that approximate 30-120 days and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The sale of products to independent dealers in the U.S. and Canada is financed through Harley-Davidson Financial Services and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
The Company offers sales incentive programs to dealers and retail customers designed to promote the sale of motorcycles, parts and accessories, and apparel. The Company estimates its variable consideration sold under its sales incentive programs using the expected value method. The Company accounts for consideration payable to a customer as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated.
The Company offers the right to return eligible parts and accessories and apparel. When the Company offers a right to return, it estimates returns based on an analysis of historical trends and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue.
Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were not material during 2021 and 2020.
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
Payment is typically due within thirty days of the end of each quarter for the royalties earned in that quarter. Revenue, in the form of sales-based royalties, is recognized when the licensees’ subsequent sales occur. The Company applies the practical expedient in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, to recognize licensing revenues in the amount that the Company has the right to invoice because the royalties due each period correspond directly with the value of the Company’s performance to date. Revenue will be recognized over the remaining contract terms which range up to 4 years.
Other – Other revenue consists primarily of revenue from Harley Owners Group® (H.O.G.) membership sales, sales of electric balance bikes for children, museum admissions and events, and other miscellaneous products and services.
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
Other Income – Other income consists primarily of insurance and licensing revenues. Harley-Davidson Financial Services works with certain unaffiliated insurance companies to offer motorcycle insurance and protection products through most dealers in the U.S. and Canada. Harley-Davidson Financial Services also works with third-party financial institutions that issue credit cards or offer other financial products bearing the Harley-Davidson brand in the U.S. and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 4 years. The Company is the primary obligor for certain other insurance related contracts and, as a result, revenue is recognized over the life of the contract as the Company fulfills its performance obligation.
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

	2021	2020
Balance, beginning of period	$36,614	$29,745
Balance, end of period	$40,092	$36,614
Previously deferred revenue recognized as revenue in 2021 and 2020 was $24.7 million and $19.7 million, respectively. The Company expects to recognize approximately $18.3 million of the remaining unearned revenue in 2022 and $21.8 million thereafter.
3. Restructuring Activities
The Company's restructuring activities are included in Restructuring expense on the Consolidated statements of operations.
2020 Restructuring Activities – In 2020, the Company initiated restructuring activities including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. The workforce reduction resulted in the termination of approximately 500 employees. In addition, the India action resulted in the termination of approximately 70 employees.
Since the inception of the 2020 restructuring activities, the Company has incurred cumulative restructuring expenses of $133.4 million, including $121.8 million and $11.6 million in the Motorcycles and Financial Services segments, respectively. The Company does not expect restructuring expenses of any significance in 2022.

Changes in accrued restructuring expenses for the 2020 Restructuring Activities, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows as of December 31, (in thousands):

	2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$7,724	$16,196	$—	$23,920
Restructuring (benefit) expense	(1,400)	4,405	410	3,415
Utilized – cash	(6,025)	(17,608)	—	(23,633)
Utilized – non cash	—	—	(410)	(410)
Foreign currency changes	(178)	(119)	—	(297)
Balance, end of period	$121	$2,874	$—	$2,995
	2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	28,913	70,894	30,202	130,009
Utilized – cash	(21,494)	(54,773)	—	(76,267)
Utilized – non cash	—	—	(30,202)	(30,202)
Foreign currency changes	305	75	—	380
Balance, end of period	$7,724	$16,196	$—	$23,920
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

	2019
	Manufacturing Optimization Plan				Reorganization Plan
	Employee Termination Benefits	Accelerated Depreciation	Other	Total	Employee Termination Benefits	Total
Balance, beginning of period	$24,958	$—	$79	$25,037	$3,461	$28,498
Restructuring expense (benefit)	15	14,684	17,971	32,670	(317)	32,353
Utilized - cash	(24,102)	—	(16,950)	(41,052)	(3,118)	(44,170)
Utilized - non cash	—	(14,684)	(1,094)	(15,778)	—	(15,778)
Foreign currency changes	(6)	—	(4)	(10)	(26)	(36)
Balance, end of period	$865	$—	$2	$867	$—	$867

The Company incurred incremental Motorcycles and Related Products cost of goods sold due to temporary inefficiencies resulting from implementing the Manufacturing Optimization Plan during 2019 of $10.3 million.
4. Income Taxes
Income tax provision (benefit) for the years ended December 31, consists of the following (in thousands):

	2021	2020	2019
Current:
Federal	$134,111	$4,877	$82,484
State	14,508	2,614	6,421
Foreign	28,266	19,560	23,328
	176,885	27,051	112,233
Deferred:
Federal	(2,169)	(30,779)	18,760
State	(3,795)	(11,579)	402
Foreign	(1,708)	(1,721)	2,385
	(7,672)	(44,079)	21,547
	$169,213	$(17,028)	$133,780
The components of Income (loss) before income taxes for the years ended December 31, were as follows (in thousands):

	2021	2020	2019
Domestic	$698,578	$(81,522)	$465,798
Foreign	120,659	65,792	91,617
	$819,237	$(15,730)	$557,415
Income tax provision (benefit) differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the years ended December 31, due to the following items (in thousands):

	2021	2020	2019
Provision (benefit) at statutory rate	$172,040	$(3,303)	$117,057
State taxes, net of federal benefit	16,568	822	14,165
Foreign rate differential	4,303	60	1,665
Foreign derived intangible income	—	—	(3,108)
Research and development credit	(8,046)	(8,442)	(8,200)
Unrecognized tax benefits including interest and penalties	(6,554)	(8,567)	289
Valuation allowance adjustments	(1,928)	9,675	8,070
State credits	(5,403)	(13,106)	(4,704)
Global intangible low-taxed income	1,143	1,480	1,113
Adjustments for previously accrued taxes	(8,500)	(4,951)	(1,755)
Executive compensation limitation	3,104	2,543	2,620
Other foreign inclusions	34	4,415	4,202
Other	2,452	2,346	2,366
Income tax provision (benefit)	$169,213	$(17,028)	$133,780
The 2017 Tax Cuts and Jobs Act subjects U.S. shareholders to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which a company can elect to either recognize deferred taxes or to provide tax expense in the year incurred. The Company has elected to account for GILTI in the year the tax is incurred.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2021	2020
Deferred income tax assets:
Accruals not yet tax deductible	$133,150	$142,100
Pension and postretirement healthcare plan obligations	—	6,499
Stock compensation	10,908	9,619
Net operating loss and research & development tax credit carryforwards	60,401	55,857
Other	66,245	78,051
	270,704	292,126
Valuation allowance	(33,596)	(38,072)
	237,108	254,054
Deferred income tax liabilities:
Depreciation, tax in excess of book	(66,301)	(74,579)
Pension and postretirement healthcare plan obligations	(67,741)	—
Other	(29,405)	(29,544)
	(163,447)	(104,123)
	$73,661	$149,931
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
The Company's gross state net operating loss carryforwards were as follows at December 31, (in thousands):

Year of Expiration	2021	2020
2031	$236,624	$252,142
2033	46	49
2034	112	2,455
2035	7,882	7,800
2037	433	—
2038	5,601	3,992
2039	13,581	11,710
2040	34,613	29,836
2041	3,486	—
Indefinite	8,441	9,449
	$310,819	$317,433
The Company also had Wisconsin research and development credit carryforwards of $38.1 million at December 31, 2021, expiring in 2024-2036 and a foreign tax credit carryforward of $4.0 million expiring in 2030-2031.
At December 31, 2021, the Company had a deferred tax asset of $48.9 million related to its state net operating loss and Wisconsin research and development credit carryforwards and a deferred tax asset of $11.5 million related to foreign net operating losses.
The Company's valuation allowance was $33.6 million at December 31, 2021 and included $18.2 million related to state net operating loss and Wisconsin research and development credit carryforwards, $7.2 million related to foreign net operating loss carryforwards and $8.1 million related to other deferred tax assets. The change in the valuation allowance from prior year included an increase of $0.6 million related to state net operating loss and Wisconsin research and development credit carryforwards and a decrease of $5.1 million related to foreign operations.

The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax provision (benefit). Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2021	2020
Unrecognized tax benefits, beginning of period	$50,597	$60,112
Increase in unrecognized tax benefits for tax positions taken in a prior period	35	1,649
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(6,402)	(12,560)
Increase in unrecognized tax benefits for tax positions taken in the current period	3,188	3,092
Statute lapses	(2,340)	—
Settlements with taxing authorities	(222)	(1,696)
Unrecognized tax benefits, end of period	$44,856	$50,597
The amount of unrecognized tax benefits as of December 31, 2021 and 2020 that, if recognized, would affect the effective tax rate was $38.4 million and $43.8 million, respectively.
The total gross amount of benefit related to interest and penalties associated with unrecognized tax benefits recognized during 2021, 2020 and 2019 in the Consolidated statements of operations was $2.6 million, $2.1 million and $0.1 million, respectively.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2021 and 2020 in the Consolidated balance sheets was $22.9 million and $25.5 million, respectively.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2022. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2017 or for U.S. federal income taxes before 2018.
5. Capital Stock and Earnings Per Share
Capital Stock – The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding. The Company's common stock has a par value of $0.01 per share. During 2020, the Company retired 15.0 million shares of its treasury stock. Share information regarding the Company's common stock at December 31, was as follows:

	2021	2020
Common stock shares:
Authorized	800,000,000	800,000,000
Issued	169,364,686	168,503,526
Outstanding	153,569,061	152,930,740

Treasury stock shares	15,795,625	15,572,786
There were no discretionary share repurchases during the years ended December 31, 2021 and 2020. Discretionary share repurchases during the year ended December 31, 2019 were $286.7 million or 8.2 million shares. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units (RSUs) and performance shares were $11.6 million or 0.3 million shares, $8.0 million or 0.3 million shares, and $9.8 million or 0.3 million shares during the years ended December 31, 2021, 2020 and 2019, respectively, discussed further in Note 17.
The Company paid cash dividends of $0.60, $0.44, and $1.50 per share during the years ended December 31, 2021, 2020, and 2019, respectively.

Earnings Per Share – The computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands except per share amounts):

	2021	2020	2019
Net income	$650,024	$1,298	$423,635

Basic weighted-average shares outstanding	153,747	153,186	157,054
Effect of dilutive securities – employee stock compensation plan	1,233	722	750
Diluted weighted-average shares outstanding	154,980	153,908	157,804
Earnings per share:
Basic	$4.23	$0.01	$2.70
Diluted	$4.19	$0.01	$2.68
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.5 million, 1.4 million and 1.1 million shares during 2021, 2020 and 2019, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in marketable securities consisted of the following at December 31, (in thousands):

	2021	2020
Mutual funds	$49,650	$52,061
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net consisted of the following as of December 31, (in thousands):

	2021	2020
Raw materials and work in process	$347,915	$211,979
Motorcycle finished goods	345,956	281,132
Parts and accessories and apparel	103,191	84,469
Inventory at lower of FIFO cost or net realizable value	797,062	577,580
Excess of FIFO over LIFO cost	(84,120)	(54,083)
	$712,942	$523,497
Inventory obsolescence reserves deducted from FIFO cost were $63.0 million and $72.0 million as of December 31, 2021 and 2020, respectively.
Property, plant and equipment, net consisted of the following as of December 31, (in thousands):

	2021	2020
Land and related improvements	$71,549	$69,518
Buildings and related improvements	405,160	428,171
Machinery and equipment	1,614,177	1,577,337
Software	750,490	759,675
Construction in progress	113,615	188,823
	2,954,991	3,023,524
Accumulated depreciation	(2,271,007)	(2,279,740)
	$683,984	$743,784
Software, net of accumulated amortization, included in Property, plant and equipment, net, was $79.8 million and $100.7 million as of December 31, 2021 and 2020, respectively.

Accrued liabilities consisted of the following as of December 31, (in thousands):

	2021	2020
Payroll, employee benefits and related expenses	$159,474	$107,511
Sales incentive programs	42,980	52,820
Warranty and recalls	39,635	44,415
Interest	54,001	65,590
Tax-related accruals	34,279	24,238
Deferred revenue	18,293	18,070
Leases	17,369	17,081
Fair value of derivative financial instruments	2,361	25,521
Restructuring	2,995	23,920
Other	230,594	178,048
	$601,981	$557,214
Deposits – Beginning in 2020, Harley-Davidson Financial Services began offering brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $290.3 million and $80.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. As of December 31, 2020, all deposits were classified as short-term. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of December 31, 2021 were as follows (in thousands):

2022	$72,475
2023	74,304
2024	64,696
2025	—
2026	79,742
Thereafter	—
Unamortized fees	(891)
$290,326

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities for the years ended December 31, was as follows (in thousands):

	2021	2020	2019
Cash flows from operating activities:
Net income	$650,024	$1,298	$423,635
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	165,185	185,715	232,537
Amortization of deferred loan origination costs	86,115	71,142	76,326
Amortization of financing origination fees	13,810	14,435	9,823
Provision for long-term employee benefits	8,317	40,833	13,344
Employee benefit plan contributions and payments	(17,133)	(20,722)	(13,256)
Stock compensation expense	42,156	23,494	33,733
Net change in wholesale finance receivables related to sales	89,001	531,701	(5,822)
Provision for credit losses	25,049	181,870	134,536
Deferred income taxes	(7,672)	(44,079)	21,547
Other, net	(9,985)	10,345	2,234
Changes in current assets and liabilities:
Accounts receivable, net	(53,463)	127,657	44,902
Finance receivables – accrued interest and other	13,316	7,418	(11,119)
Inventories, net	(207,550)	80,858	(47,576)
Accounts payable and accrued liabilities	173,548	(43,087)	(18,462)
Other current assets	4,983	9,012	(28,110)
	325,677	1,176,592	444,637
Net cash provided by operating activities	$975,701	$1,177,890	$868,272
Cash paid during the years ended December 31, for interest and income taxes was as follows (in thousands):

	2021	2020	2019
Interest	$191,663	$245,961	$229,678
Income taxes	$155,579	$30,675	$149,828
Interest paid represents interest payments of Harley-Davidson Financial Services and interest payments of the Company, included in Financial Services interest expense and Interest expense on the Consolidated statements of operations.
7. Finance Receivables
Finance receivables include both retail and wholesale finance receivables, including amounts held by consolidated VIEs. Finance receivables are recorded in the financial statements at amortized cost net of an allowance for credit losses.
The Company provides retail financial services to customers of its dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts and are primarily related to dealer sales of motorcycles to retail customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2021 and 2020, approximately 11% of gross outstanding retail finance receivables were originated in Texas; there were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
The Company offers wholesale financing to its dealers in the U.S. and Canada. Wholesale finance receivables are related primarily to the Company's sale of motorcycles and related parts and accessories to dealers. Wholesale loans to dealers are generally secured by financed inventory or property.

Finance receivables, net at December 31, were as follows (in thousands):

	2021	2020	2019	2018	2017
Retail finance receivables:
United States	$6,303,293	$6,128,269	$6,180,236	$6,103,378	$5,901,002
Canada	190,226	215,926	236,192	224,823	239,598
	6,493,519	6,344,195	6,416,428	6,328,201	6,140,600
Wholesale finance receivables:
United States	400,160	459,495	1,067,880	1,007,956	939,621
Canada	17,621	30,254	88,639	75,659	77,336
	417,781	489,749	1,156,519	1,083,615	1,016,957
	6,911,300	6,833,944	7,572,947	7,411,816	7,157,557
Allowance for credit losses	(339,379)	(390,936)	(198,581)	(189,885)	(192,471)
	$6,571,921	$6,443,008	$7,374,366	$7,221,931	$6,965,086
Approved but unfunded retail finance loans totaled $175.9 million and $134.9 million at December 31, 2021 and 2020, respectively. Unused lines of credit extended to the Company's wholesale finance customers totaled $1.70 billion and $1.64 billion at December 31, 2021 and 2020, respectively.
Wholesale finance receivables are generally contractually due within one year. As of December 31, 2021, contractual maturities of total finance receivables were as follows (in thousands):

	United States	Canada	Total
2022	$1,468,277	$58,001	$1,526,278
2023	1,200,378	42,949	1,243,327
2024	1,347,423	46,712	1,394,135
2025	1,439,253	50,844	1,490,097
2026	1,075,717	9,341	1,085,058
Thereafter	172,405	—	172,405
	$6,703,453	$207,847	$6,911,300
On January 1, 2020, the Company adopted ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to recognize expected lifetime losses on finance receivables upon origination. The allowance for credit losses as of December 31, 2021 and 2020 represents the Company’s estimate of lifetime losses for its finance receivables. Prior to the adoption of ASU 2016-13, the Company maintained an allowance for credit losses based on the Company’s estimate of probable losses inherent in its finance receivables as of the balance sheet date.
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Changes in the Company’s outlook on economic conditions impacted the retail and wholesale estimates for expected credit losses at December 31, 2021. During 2021, the U.S. economy and the Company’s outlook on economic conditions improved from 2020; however, the pace of economic recovery remained uncertain as demonstrated by unemployment levels above those experienced prior to the COVID-19 pandemic, muted consumer confidence, rising inflation, global supply chain disruptions, and continuing COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of 2021, the Company’s outlook on economic conditions included slow economic improvement in its economic scenario weighting.
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
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31, were as follows (in thousands):

	2021
	Retail	Wholesale	Total
Balance, beginning of period	$371,738	$19,198	$390,936
Provision for credit losses	31,338	(6,289)	25,049
Charge-offs	(122,637)	—	(122,637)
Recoveries	45,881	150	46,031
Balance, end of period	$326,320	$13,059	$339,379

	2020
	Retail	Wholesale	Total
Balance, beginning of period	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	95,558	5,046	100,604
Provision for credit losses	175,225	6,645	181,870
Charge-offs	(137,371)	(2,573)	(139,944)
Recoveries	49,825	—	49,825
Balance, end of period	$371,738	$19,198	$390,936

	2019
	Retail	Wholesale	Total
Balance, beginning of period	$182,098	$7,787	$189,885
Provision for credit losses	132,243	2,293	134,536
Charge-offs	(173,358)	—	(173,358)
Recoveries	47,518	—	47,518
Balance, end of period	$188,501	$10,080	$198,581
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$1,010,636	$484,479	$316,390	$171,763	$65,753	$27,424	$2,076,445
Prime	1,391,385	712,858	470,177	277,206	142,288	82,169	3,076,083
Sub-prime	476,688	273,787	182,002	105,330	61,923	51,035	1,150,765
	2,878,709	1,471,124	968,569	554,299	269,964	160,628	6,303,293
Canadian Retail:
Super prime	51,779	32,724	27,073	13,984	4,619	1,614	131,793
Prime	16,882	12,675	9,244	6,230	3,628	1,779	50,438
Sub-prime	2,356	2,134	1,571	947	606	381	7,995
	71,017	47,533	37,888	21,161	8,853	3,774	190,226
	$2,949,726	$1,518,657	$1,006,457	$575,460	$278,817	$164,402	$6,493,519

	December 31, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
U.S. Retail:
Super prime	$822,631	$575,977	$355,529	$165,436	$71,360	$29,181	$2,020,114
Prime	1,133,637	794,058	508,713	293,358	156,688	77,046	2,963,500
Sub-prime	435,875	295,403	177,598	111,163	72,556	52,060	1,144,655
	2,392,143	1,665,438	1,041,840	569,957	300,604	158,287	6,128,269
Canadian Retail:
Super prime	53,465	48,692	28,581	13,818	5,018	2,011	151,585
Prime	18,568	14,257	10,269	6,727	3,198	2,025	55,044
Sub-prime	3,172	2,498	1,560	1,095	607	365	9,297
	75,205	65,447	40,410	21,640	8,823	4,401	215,926
	$2,467,348	$1,730,885	$1,082,250	$591,597	$309,427	$162,688	$6,344,195
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
The amortized cost of wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	380,211	11,379	11,047	10,565	3,662	917	417,781
	$380,211	$11,379	$11,047	$10,565	$3,662	$917	$417,781

	December 31, 2020
	2020	2019	2018	2017	2016	2015 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	658	365	31	—	—	—	1,054
Medium Risk	1,925	242	—	—	—	—	2,167
Low Risk	388,568	71,441	13,412	7,887	2,297	2,923	486,528
	$391,151	$72,048	$13,443	$7,887	$2,297	$2,923	$489,749

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $16.8 million and $19.1 million of accrued interest against interest income during the years ended December 31, 2021 and 2020, respectively. Due to the timely write-off of accrued interest, the Company made the election provided under ASC Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of December 31, 2021 and 2020, all retail finance receivables were accounted for as interest-earning receivables, of which $34.8 million and $33.1 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during 2021. As such, the Company did not reverse any accrued interest. The Company reversed $0.4 million of accrued interest related to the charge-off of Non-Performing dealer loans during the year ended December 31, 2020. There were no dealers on non-accrual status at December 31, 2021 or December 31, 2020.
The aging analysis of finance receivables at December 31, was as follows (in thousands):

	2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,298,485	$115,942	$44,326	$34,766	$195,034	$6,493,519
Wholesale finance receivables	417,720	9	1	51	61	417,781
	$6,716,205	$115,951	$44,327	$34,817	$195,095	$6,911,300

	2020
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,164,369	$106,818	$39,933	$33,075	$179,826	$6,344,195
Wholesale finance receivables	489,556	166	23	4	193	489,749
	$6,653,925	$106,984	$39,956	$33,079	$180,019	$6,833,944
The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31, for the past five years was as follows (in thousands):

	2021	2020	2019	2018	2017
United States	$33,850	$32,599	$47,138	$41,285	$39,051
Canada	967	480	888	1,051	1,025
	$34,817	$33,079	$48,026	$42,336	$40,076
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of December 31, 2021 and December 31, 2020. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. Starting in the second quarter of 2020, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. During the first half of 2021, the volume of extensions declined from the levels experienced during 2020 as a result of the COVID-19 pandemic, but extensions did not return to pre-COVID-19 pandemic levels until the end of the second quarter of 2021. The Company discontinued extensions specific to the COVID-19 pandemic at the beginning of the third quarter of 2021; however, it continues to grant standard payment extensions to customers in accordance with its policies.

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill in the Motorcycles segment for the years ended December 31, was as follows (in thousands):

	2021	2020
Balance, beginning of period	$65,976	$64,160
Currency translation	(2,799)	1,816
Balance, end of period	$63,177	$65,976
Intangible assets, excluding goodwill, included in the Motorcycles segment consist primarily of customer relationships and trademarks with useful lives ranging from 5 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets are recorded in Other long-term assets on the Consolidated balance sheets. Intangible assets at December 31, were as follows (in thousands):

	2021	2020
Gross carrying amount	$11,300	$12,979
Accumulated amortization	(3,786)	(3,350)
	$7,514	$9,629
Amortization of intangible assets, excluding goodwill, recorded in Selling, administrative and engineering expense on the Consolidated statements of operations was $0.4 million, $1.1 million and $0.9 million for 2021, 2020 and 2019, respectively. Future amortization of the Company's intangible assets as of December 31, 2021 is as follows (in thousands):

2022	$847
2023	847
2024	691
2025	639
2026	639
Thereafter	3,851
$7,514
The Financial Services segment had no goodwill or intangible assets at December 31, 2021 and 2020.
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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht, and Pound sterling. The Company's foreign currency exchange contracts generally have maturities of less than one year.
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
Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in Other comprehensive income (OCI) and subsequently reclassified into earnings when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a designated hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in income. Cash flow activity associated with the Company's derivative financial instruments is recorded in Cash flows from operating activities on the Consolidated statement of cash flow.
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815, at December 31, were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	2021			2020
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$562,262	$14,644	$1,388	$533,925	$11	$21,927
Commodity contracts	996	19	39	671	—	52
Cross-currency swaps	1,367,460	35,071	—	1,367,460	138,622	—
Interest rate swaps	—	—	—	450,000	—	3,086
	$1,930,718	$49,734	$1,427	$2,352,056	$138,633	$25,065
	Derivative Financial Instruments Not Designated as Hedging Instruments
	2021			2020
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$241,935	$1,299	$916	$245,494	$737	$435
Commodity contracts	10,631	641	18	6,806	849	21
Interest rate caps	504,526	360	—	978,058	47	—
	$757,092	$2,300	$934	$1,230,358	$1,633	$456
 The amount of gains and losses related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Gain/(Loss) Recognized in OCI			Gain/(Loss) Reclassified from AOCL into Income
	2021	2020	2019	2021	2020	2019
Foreign currency contracts	$29,602	$(14,507)	$8,235	$(12,531)	$9,859	$21,433
Commodity contracts	345	(160)	(103)	313	(189)	(70)
Cross-currency swaps	(103,551)	130,297	8,326	(115,200)	153,472	12,156
Treasury rate lock contracts	—	—	—	(502)	(492)	(492)
Interest rate swaps	397	(8,449)	(9,981)	(2,689)	(14,543)	(5,295)
	$(73,207)	$107,181	$6,477	$(130,609)	$148,107	$27,732

The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,243,287	$1,048,174	$30,972	$192,944

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(12,531)	$—	$—	$—
Commodity contracts	$313	$—	$—	$—
Cross-currency swaps	$—	$(115,200)	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$(139)
Interest rate swaps	$—	$—	$—	$(2,689)
	2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,435,745	$1,050,627	$31,121	$246,447

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$9,859	$—	$—	$—
Commodity contracts	$(189)	$—	$—	$—
Cross-currency swaps	$—	$153,472	$—	$—
Treasury rate lock contracts	$—	$—	$(362)	$(130)
Interest rate swaps	$—	$—	$—	$(14,543)
	2019
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,229,798	$1,199,056	$31,078	$210,438

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$21,433	$—	$—	$—
Commodity contracts	$(70)	$—	$—	$—
Cross-currency swaps	$—	$12,156	$—	$—
Treasury rate lock contracts	$—	$—	$(362)	$(130)
Interest rate swaps	$—	$—	$—	$(5,295)
 The amount of net loss included in Accumulated other comprehensive loss (AOCL) at December 31, 2021, estimated to be reclassified into income over the next 12 months was $1.2 million.

The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments as of December 31, were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles and Related Products cost of goods sold and the interest rate caps were recorded in Financial Services operating expense.

	Amount of Gain/(Loss) Recognized in Income
	2021	2020	2019
Foreign currency contracts	$(2,374)	$(205)	$191
Commodity contracts	1,966	(148)	17
Interest rate caps	313	(532)	(143)
	$(95)	$(885)	$65
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
In accordance with ASC Topic 842, Leases (ASC Topic 842), the Company elected the short-term lease practical expedient that allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. The Company has also elected the practical expedient under ASC Topic 842 allowing entities to not separate non-lease components from lease components, but instead account for such components as a single lease component for all leases except leases involving assets used in manufacturing and distribution processes.
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
Operating lease expense for the years ended December 31, 2021 and 2020 was $24.9 million and $26.7 million, respectively. This includes variable lease costs related to assets used in manufacturing and distribution processes of approximately $4.4 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively. Other variable and short-term lease costs were not material.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2021	2020
Lease assets	$49,625	$45,203

Accrued liabilities	$17,369	$17,081
Lease liabilities	29,904	30,115
	$47,273	$47,196
Future maturities of the Company's operating lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$18,059
2023	10,050
2024	7,640
2025	6,000
2026	5,043
Thereafter	1,974
Future lease payments	48,766
Present value discount	(1,493)
Lease liabilities	$47,273
Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2021	2020
Cash outflows for amounts included in the measurement of lease liabilities	$25,117	$20,533
ROU assets obtained in exchange for lease obligations, net of modifications	$25,111	$1,833
Weighted-average remaining lease term (in years)	3.86	3.78
Weighted-average discount rate	1.9%	3.1%
11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following at December 31, (in thousands):

	2021	2020
Unsecured commercial paper	$751,286	$1,014,274
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following at December 31, (in thousands):

	2021	2020
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$85,054	$116,678
Asset-backed U.S. commercial paper conduit facilities	272,589	402,205
Asset-backed securitization debt	1,634,753	1,800,393
Unamortized discounts and debt issuance costs	(7,611)	(8,437)
	1,984,785	2,310,839

		2021	2020
Unsecured notes (at par value):
Medium-term notes:
Due in 2021, issued January 2016	2.85%	—	600,000
Due in 2021, issued in November 2018	LIBOR + 0.94%	—	450,000
Due in 2021, issued May 2018	3.55%	—	350,000
Due in 2022, issued February 2019	4.05%	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	737,302	797,206
Due in 2024, issued November 2019(b)	3.14%	680,586	735,882
Due in 2025, issued June 2020	3.35%	700,000	700,000
Unamortized discounts and debt issuance costs		(9,228)	(15,374)
		3,408,660	4,917,714
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000
Unamortized discounts and debt issuance costs		(5,332)	(6,023)
		744,668	743,977
		4,153,328	5,661,691
Long-term debt		6,138,113	7,972,530
Current portion of long-term debt, net		(1,542,496)	(2,039,597)
Long-term debt, net		$4,595,617	$5,932,933
(a)Euro denominated €650.0 million par value remeasured to U.S. dollar at December 31, 2021 and 2020, respectively
(b)Euro denominated €600.0 million par value remeasured to U.S. dollar at December 31, 2021 and 2020, respectively
The Company’s future principal payments on debt obligations as of December 31, 2021 were as follows (in thousands):

2022	$2,302,568
2023	1,735,386
2024	1,125,031
2025	1,367,781
2026	80,804
Thereafter	300,000
$6,911,570
Unsecured Commercial Paper – Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 0.40% and 1.34% at December 31, 2021 and 2020, respectively.
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

During January, March, and May of 2021, $600.0 million of 2.85%, $450.0 million of floating rate, and $350.0 million of 3.55% medium-term notes matured, respectively, and the principal and accrued interest were paid in full. During February, May, and June of 2020, $600.0 million of 2.15%, $450.0 million of floating rate, and $350.0 million of 2.40% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
Operating and Financial Covenants – Harley-Davidson Financial Services and the Company are subject to various operating and financial covenants related to the credit facilities and various operating covenants under the medium-term and senior notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.
The operating covenants limit the Company’s and Harley-Davidson Financial Services ability to:
•Assume or incur certain liens;
•Participate in certain mergers or consolidations; and
•Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of Harley-Davidson Financial Services’ consolidated debt, excluding secured debt, to Harley-Davidson Financial Services consolidated allowance for credit losses on finance receivables plus Harley-Davidson Financial Services’ consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of Harley-Davidson Financial Services and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2021 and 2020, Harley-Davidson Financial Services and the Company remained in compliance with all of the then existing covenants.
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets at December 31, were as follows (in thousands):

	2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,048,194	$(102,779)	$123,717	$2,328	$2,071,460	$1,627,142
Asset-backed U.S. commercial paper conduit facility	297,454	(14,898)	20,567	654	303,777	272,589
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	97,180	(3,990)	6,191	139	99,520	85,054
	$2,442,828	$(121,667)	$150,475	$3,121	$2,474,757	$1,984,785
	2020
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,129,372	$(124,627)	$116,268	$2,622	$2,123,635	$1,791,956
Asset-backed U.S. commercial paper conduit facilities	441,402	(25,793)	26,624	1,131	443,364	402,205
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	133,976	(6,508)	9,073	126	136,667	116,678
	$2,704,750	$(156,928)	$151,965	$3,879	$2,703,666	$2,310,839
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2024 to 2029.
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
In 2021, the Company transferred $1.30 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.18 billion, or $1.17 billion net of discounts and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions. In 2020, the Company transferred $2.42 billion of U.S. retail motorcycle finance receivables to four separate SPEs which, in turn, issued $2.08 billion, or $2.06 billion net of discounts and issuance costs, of secured notes through four separate on-balance sheet asset-backed securitization transactions.

At December 31, 2021, the Consolidated balance sheets included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date at Date of Issuance
August 2021	$575,000	0.42%	August 2022 - May 2029
February 2021	$600,000	0.30%	February 2022 - September 2028
May 2020	$750,178	3.38%	April 2028
May 2020	$500,000	2.37%	October 2021 - October 2028
April 2020	$300,000	3.30%	November 2027
January 2020	$525,000	1.83%	February 2021 - April 2027
June 2019	$525,000	2.37%	July 2020 - November 2026
May 2019	$500,000	3.05%	July 2026
There were no secured notes included in the Consolidated balance sheets at December 31, 2020 that were repaid in full during 2021. For the years ended December 31, 2021 and 2020, interest expense on the secured notes was $32.4 million and $42.1 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding on-balance sheet asset-backed securitization transactions was 1.36% and 2.39% at December 31, 2021 and 2020, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – Until November 25, 2020, the Company had two separate agreements with third-party banks and their asset-backed U.S. commercial paper conduits, a $300.0 million revolving facility agreement and a $600.0 million revolving facility agreement (together, the Former U.S. Conduit Facilities). On November 25, 2020, the Company amended each revolving facility agreement by consolidating the two agreements into one $900.0 million revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In addition to the $900.0 million aggregate commitment, the agreement allows for additional borrowings, at the lender’s discretion, of up to $300.0 million. On November 19, 2021, the Company renewed the U.S. Conduit Facility. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR, with provisions for a transition to other benchmark rates, generally aligning to recommendations published by the Alternative Reference Rates Committee convened by the Federal Reserve Board and Federal Reserve Bank of New York. In each of these cases, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2021, the U.S. Conduit Facility has an expiration date of November 18, 2022.
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
In 2021, the Company transferred $83.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $71.5 million of debt under the U.S. Conduit Facility. In 2020, the Company transferred $195.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $163.6 million of debt under the Former U.S. Conduit Facilities.

For the year ended December 31, 2021 interest expense under the U.S. Conduit Facility was a total of $5.3 million. For the year ended December 31, 2020 interest expense under the Former U.S. Conduit Facilities and U.S. Conduit Facility was a total of $8.9 million. The interest expense is included in Financial Services interest expense. The weighted average interest rate of the outstanding U.S. Conduit Facility was 1.77% and 1.61% at December 31, 2021 and 2020, respectively.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2021, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. Prior to the renewal and amendment, the Canadian Conduit was contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2021, the Canadian Conduit has an expiration date of June 27, 2022.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $14.5 million at December 31, 2021. The maximum exposure is not an indication of the Company's expected loss exposure.
In 2021, the Company transferred $32.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $27.4 million. In 2020, the Company transferred $77.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $61.6 million.
For the years ended December 31, 2021 and 2020, interest expense on the Canadian Conduit was $1.9 million and $2.9 million, respectively, which is included in Financial Services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 1.79% and 2.13% at December 31, 2021 and 2020, respectively.
Off-Balance Sheet Asset-Backed Securitization VIE – There were no off-balance sheet asset-backed securitization transactions during the years ended December 31, 2021, 2020 and 2019. During the second quarter of 2016, the Company sold retail motorcycle finance receivables into a securitization VIE that was not consolidated. In April 2020, the Company repurchased the finance receivables associated with this off-balance sheet asset-backed securitization VIE for $27.4 million.
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

Servicing Activities – The Company services all retail motorcycle finance receivables that it originates. When the Company transfers retail motorcycle finance receivables to SPEs through asset-backed financings, the Company retains the right to service the finance receivables and receives servicing fees based on the securitized finance receivables balance and certain ancillary fees. In on-balance sheet asset-backed financings, servicing fees are eliminated in consolidation and therefore are not recorded on a consolidated basis. In off-balance sheet asset-backed financings, servicing fees and ancillary fees are recorded in Financial Services revenue in the Consolidated statements of operations. The fees the Company is paid for servicing represent adequate compensation and, consequently, the Company does not recognize a servicing asset or liability. The Company repurchased the finance receivables associated with the off-balance sheet securitization VIE in April 2020. As such, the Company did not recognize any servicing fee income in 2021. The Company recognized servicing fee income of $0.1 million in 2020.
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
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, were as follows (in thousands):

	2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,617,887	$1,337,900	$279,987
Marketable securities	49,650	49,650	—
Derivative financial instruments	52,034	—	52,034
	$1,719,571	$1,387,550	$332,021
Liabilities:
Derivative financial instruments	$2,361	$—	$2,361
	2020
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$3,019,884	$2,819,884	$200,000
Marketable securities	52,061	52,061	—
Derivative financial instruments	140,266	—	140,266
	$3,212,211	$2,871,945	$340,266
Liabilities:
Derivative financial instruments	$25,521	$—	$25,521
Nonrecurring Fair Value Measurements – Repossessed inventory was $18.3 million and $17.7 million at December 31, 2021 and 2020, respectively, for which the fair value adjustment was $2.9 million and $4.2 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company’s Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31, were as follows (in thousands):

	2021		2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$6,794,499	$6,571,921	$6,586,348	$6,443,008
Liabilities:
Deposits, net	$293,602	$290,326	$79,965	$79,965
Debt:
Unsecured commercial paper	$751,286	$751,286	$1,014,274	$1,014,274
Asset-backed U.S. commercial paper conduit facilities	$272,589	$272,589	$402,205	$402,205
Asset-backed Canadian commercial paper conduit facility	$85,054	$85,054	$116,678	$116,678
Asset-backed securitization debt	$1,633,749	$1,627,142	$1,817,892	$1,791,956
Medium-term notes	$3,513,815	$3,408,660	$5,118,928	$4,917,714
Senior notes	$790,373	$744,668	$828,141	$743,977
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
14. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except in Japan, where the Company currently provides a standard three-year limited warranty. The Company also provides a five-year unlimited warranty on the battery for electric motorcycles. In addition, the Company provides a one-year warranty for parts and accessories. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims at the time of shipment using an estimated cost based primarily on historical Company claim information.

Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company records estimated recall costs when the liability is both probable and estimable. This generally occurs when the Company's management approves and commits to a recall. The warranty and recall liabilities are included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets. Changes in the Company’s warranty and recall liability were as follows as of December 31, (in thousands):

	2021	2020	2019
Balance, beginning of period	$69,208	$89,793	$131,740
Warranties issued during the period	41,489	32,042	50,470
Settlements made during the period	(40,015)	(51,420)	(90,404)
Recalls and changes to pre-existing warranty liabilities	(9,061)	(1,207)	(2,013)
Balance, end of period	$61,621	$69,208	$89,793
The liability for recall campaigns was $16.9 million, $24.7 million and $36.4 million at December 31, 2021, 2020 and 2019, respectively. Additionally, the Company recorded supplier recoveries within operating expenses separate from the amounts disclosed above of $28.0 million in 2019.
15. Employee Benefit Plans and Other Postretirement Benefits
The Company has a qualified defined benefit pension plan and postretirement healthcare benefit plans. The plans cover certain eligible employees and retirees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees.
Pension benefits are based primarily on years of service and, for certain participants, levels of compensation. Plan participants are generally eligible to receive postretirement healthcare benefits upon attaining age 55 after rendering at least 10 years of service to the Company. Some of the plans require participant contributions to partially offset benefit costs.
Obligations and Funded Status:
The changes in the benefit obligation, fair value of plan assets and the funded status of the Company’s pension and SERPA plans and the postretirement healthcare plans as of the Company’s measurement dates of December 31, were as follows (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of period	$2,390,435	$2,212,012	$315,245	$293,505
Service cost	24,570	27,224	5,147	11,761
Interest cost	61,988	76,447	6,505	9,391
Actuarial (gains) losses	(92,157)	228,081	(24,190)	18,824
Plan participant contributions	—	—	2,337	2,140
Benefits paid	(138,043)	(137,381)	(18,743)	(19,703)
Net curtailments and settlements	(72,198)	(15,948)	—	(673)
Benefit obligation, end of period	2,174,595	2,390,435	286,301	315,245

Change in plan assets:
Fair value of plan assets, beginning of period	2,433,975	2,209,222	244,035	220,992
Return on plan assets	189,974	361,674	30,504	36,349
Plan participant contributions	—	—	2,337	2,140
Benefits paid	(137,482)	(136,921)	(13,931)	(15,446)
Fair value of plan assets, end of period	2,486,467	2,433,975	262,945	244,035
Funded status of the plan	$311,872	$43,540	$(23,356)	$(71,210)

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2021	2020	2021	2020
Funded status as recognized on the Consolidated balance sheets:
Pension and postretirement assets	$332,586	$82,537	$53,566	$13,174
Accrued liabilities	(1,976)	(8,814)	(361)	(361)
Pension and postretirement liabilities	(18,738)	(30,183)	(76,561)	(84,023)
	$311,872	$43,540	$(23,356)	$(71,210)

Amounts included in Accumulated other comprehensive loss, net of tax:
Prior service credits	$2,457	$(5,712)	$(3,661)	$(5,438)
Actuarial losses (gains)	232,622	445,804	(36,905)	(4,942)
	$235,079	$440,092	$(40,566)	$(10,380)
During 2021, actuarial gains related to the obligation for pension and SERPA benefits were due primarily to an increase in the discount rate and changes in demographic assumptions, partially offset by changes in mortality assumptions. In addition, during 2021, the obligation was impacted by a curtailment gain recorded in connection with the Company's decision to cease benefit accruals for salaried employees after December 31, 2022. During 2020, actuarial losses related to the obligation for pension and SERPA benefits were due primarily to a decrease in the discount rate, partially offset by changes in mortality assumptions, demographic assumptions and a reduction in plan participants.
During 2021, the actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to an increase in the discount rate and favorable claim cost adjustments. During 2020, the actuarial losses related to the obligation for postretirement healthcare benefits were due primarily to a decrease in the discount rate, partially offset by favorable claim cost adjustments.
The funded status of the qualified pension plan and the SERPA plans are combined above. Plans with projected benefit obligations (PBO) or accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31, is presented below (in thousands):

	2021	2020
Plans with PBO in excess of fair value of plan assets:
PBO	$20,715	$38,996
Fair value of plan assets	$—	$—

Plans with ABO in excess of fair value of plan assets:
ABO	$18,165	$30,598
Fair value of plan assets	$—	$—
The total ABO for all the Company's pension and SERPA plans combined was $2.16 billion and $2.30 billion as of December 31, 2021 and 2020, respectively.

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

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$24,570	$27,224	$25,408	$5,147	$11,761	$4,449
Interest cost	61,988	76,447	85,483	6,505	9,391	11,753
Expected return on plan assets	(131,494)	(135,056)	(142,323)	(13,978)	(13,870)	(14,030)
Amortization of unrecognized:
Prior service credit	(1,247)	(1,088)	(1,930)	(2,323)	(2,381)	(2,381)
Net loss	67,933	65,489	44,511	1,056	492	277
Special early retirement benefits	—	—	1,583	—	—	—
Curtailment (gain) loss	(10,562)	74	—	—	(392)	(960)
Settlement loss	722	2,742	1,503	—	—	—
Net periodic benefit cost	$11,910	$35,832	$14,235	$(3,593)	$5,001	$(892)
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
Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2021	2020	2019	2021	2020	2019
Assumptions for benefit obligations:
Discount rate	2.89%	2.62%	3.49%	2.72%	2.11%	3.26%
Rate of compensation increase	3.49%	3.34%	3.39%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	2.67%	3.49%	4.38%	2.11%	3.26%	4.23%
Expected return on plan assets	6.20%	6.70%	7.10%	6.69%	7.00%	7.25%
Rate of compensation increase	3.34%	3.39%	3.38%	n/a	n/a	n/a
Plan Assets:
Pension Plan Assets – The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The Company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio for the Company's pension plan assets contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was 47% equities and 53% fixed-income and cash. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S., investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
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
The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 13. The fair values of the Company’s pension plan assets at December 31, 2021 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$55,192	$—	$55,192
Equity holdings:
U.S. companies	949,787	942,297	7,490
Foreign companies	67,111	63,245	3,866
Pooled equity funds	350,356	350,356	—
Other	63	63	—
	1,367,317	1,355,961	11,356
Fixed-income holdings:
U.S. Treasuries	76,943	76,943	—
Federal agencies	14,680	—	14,680
Corporate bonds	690,319	—	690,319
Pooled fixed income funds	148,860	54,302	94,558
Foreign bonds	112,293	207	112,086
Municipal bonds	12,549	—	12,549
	1,055,644	131,452	924,192
Plan assets subject to fair value leveling	2,478,153	$1,487,413	$990,740

Plan assets measured at net asset value:
Private equity investments	509
Real estate investments	7,805
	8,314
	$2,486,467

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2021 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$6,081	$—	$6,081
Equity holdings:
U.S. companies	132,812	132,790	22
Foreign companies	25,062	25,051	11
Pooled equity funds	30,302	30,302	—
Other	6	6	—
	188,182	188,149	33
Fixed-income holdings:
U.S. Treasuries	221	221	—
Federal agencies	42	—	42
Corporate bonds	1,967	—	1,967
Pooled fixed income funds	46,150	45,878	272
Foreign bonds	320	1	319
Municipal bonds	36	—	36
	48,736	46,100	2,636
Plan assets subject to fair value leveling	242,999	$234,249	$8,750

Plan assets measured at net asset value:
Private equity investments	$15,593
Real estate investments	4,353
	$262,945
Included in the pension and postretirement healthcare plan assets are 1,273,592 shares of the Company’s common stock with a market value of $48.0 million at December 31, 2021.

The fair values of the Company’s pension plan assets at December 31, 2020 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$56,153	$—	$56,153
Equity holdings:
U.S. companies	785,227	769,583	15,644
Foreign companies	114,013	106,783	7,230
Harley-Davidson common stock	46,741	46,741	—
Pooled equity funds	381,538	381,538	—
Other	66	66	—
	1,327,585	1,304,711	22,874
Fixed-income holdings:
U.S. Treasuries	59,116	59,116	—
Federal agencies	15,230	—	15,230
Corporate bonds	691,003	—	691,003
Pooled fixed income funds	148,717	51,456	97,261
Foreign bonds	110,062	—	110,062
Municipal bonds	14,671	—	14,671
	1,038,799	110,572	928,227
Plan assets subject to fair value leveling	2,422,537	$1,415,283	$1,007,254

Plan assets measured at net asset value:
Private equity investments	537
Real estate investments	10,901
	11,438
	$2,433,975
Included in the pension plan assets were 1,273,592 shares of the Company’s common stock with a market value of $46.7 million at December 31, 2020.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2020 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$4,306	$—	$4,306
Equity holdings:
U.S. companies	115,272	115,272	—
Foreign companies	29,670	29,670	—
Pooled equity funds	27,207	27,207	—
Other	5	5	—
	172,154	172,154	—
Fixed-income holdings:
U.S. Treasuries	2,873	2,873	—
Federal agencies	6,970	—	6,970
Corporate bonds	12,460	—	12,460
Pooled fixed income funds	37,989	37,989	—
Foreign bonds	970	—	970
Municipal bonds	458	—	458
	61,720	40,862	20,858
Plan assets subject to fair value leveling	238,180	$213,016	$25,164

Plan assets measured at net asset value:
Real estate investments	5,855
	$244,035
For 2022, the Company’s overall expected long-term rate of return is 5.60% for pension assets and 6.80% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rates used in determining the accumulated postretirement benefit obligation of the healthcare plans were as follows:

	2021	2020
Healthcare cost trend rate for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2029
Future Contributions and Benefit Payments:
Based on the funded status of the qualified pension plan, there is no requirement for the Company to make contributions to the qualified pension plan in 2022. The Company expects that 2022 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or, in the case of postretirement healthcare plan benefits, partially funded with plan assets.

The Company's future expected benefit payments as of December 31, 2021 were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2022	$101,171	$2,003	$22,016
2023	$102,778	$1,448	$22,152
2024	$105,037	$1,482	$22,190
2025	$108,579	$1,343	$22,119
2026	$110,598	$1,344	$22,094
2027-2031	$568,066	$6,397	$106,147
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company makes additional contributions to the plans on behalf of the employees and expensed $19.4 million, $21.7 million and $21.9 million during 2021, 2020 and 2019, respectively related to the contributions.
16. Commitments and Contingencies
Litigation and Other Claims – The Company is subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and there are no material exposures to loss in excess of amounts accrued and insured for losses related to these matters.
LiveWire Transaction – On December 13, 2021, the Company and AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company (SPAC), announced that they have entered into a definitive business combination agreement under which LiveWire, the Company's electric motorcycle division, will become a separate business of the Company and ABIC will combine with LiveWire to create a new publicly traded company. The parties expect that the transaction will be financed by ABIC’s $400 million cash held in trust (assuming no redemptions by ABIC’s shareholders in the context of the transaction), a $100 million cash investment from the Company, and a $100 million investment from an independent strategic investor, Kwang Yang Motor Co., Ltd. (KYMCO). In addition, to the extent any shares of the SPAC are redeemed, the Company will invest an additional amount equal to the dollar value of such redemptions up to a maximum of $100 million.
The transaction, which has been approved by the boards of directors of both the Company and ABIC, is expected to close in the first half of 2022. The consummation of the business combination is subject to the approval of ABIC’s shareholders as well as other conditions and regulatory approvals. Upon closing of the transaction, the Company will retain a controlling financial interest in LiveWire. The expectation is that, upon closing of the transaction, the Company will retain an equity interest in the separate public company of approximately 74%. As the controlling shareholder following the transaction, the Company will continue to consolidate LiveWire’s results, with additional adjustments to recognize non-controlling shareholder interests.
17. Share-Based Awards
The Company has a share-based compensation plan which was approved by its shareholders in April 2020 (the Plan) under which its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, and nonqualified stock options. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets and, beginning with the 2021 grant, include a vesting component based on a Total Shareholder Return (TSR) relative to a peer group. RSUs granted under the Plan generally vest ratably over a three-year period with the first one-third of the grant vesting one year after the date of grant. Dividends are paid on RSUs and performance shares settled with stock. Dividend equivalents are paid on RSUs and performance shares settled with cash. Stock options granted in 2021 include a service component to vest and a market condition to become exercisable. The 2021 stock options expire 10 years from the grant date or, if the grantee's employment ceases prior to December 31, 2023, 6 years from the grant date. Stock options granted prior to 2021 expire 10 years from the date of grant. At December 31, 2021, there were 2.8 million shares of common stock available for future awards under the Plan.

The Company recognizes the cost of its share-based awards in the Consolidated statements of operations. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Forfeitures for share-based awards are estimated at the grant date and adjusted when it is likely to change. Share-based award expense is recognized on a straight-line basis over the service or performance periods of each separately vesting tranche within the awards. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2021, 2020 and 2019 was $42.2 million, $23.5 million and $33.7 million, respectively, or $32.3 million, $18.0 million and $25.8 million net of taxes, respectively.
Restricted Stock Units and Performance Shares - Settled in Stock – The fair value of RSUs settled in stock and performance shares settled in stock that do not contain a market condition is determined based on the market price of the Company’s stock on the grant date. The performance shares settled in stock granted in 2021 contain a relative TSR market condition. The Company estimated the fair value of the TSR component using a Monte Carlo simulation. The Company uses historical volatility to determine the expected volatility of its performance shares that include a TSR component. The risk-free rate for periods within the contractual life of the grant is based on the U.S. Treasury rates at the time of grant. Assumptions used to calculate the grant date fair value of the performance shares granted during 2021, by grant date, were as follows:

	February 2021	May 2021
Expected volatility	52.01%	54.99%
Risk-free interest rate	0.18%	0.27%
The activity for these awards for the year ended December 31, 2021 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	1,769	$36
Granted	1,769	$34
Vested	(763)	$34
Forfeited	(293)	$35
Nonvested, end of period	2,482	$35
As of December 31, 2021, there was $41.2 million of unrecognized compensation cost related to RSUs and performance shares settled in stock, net of estimated forfeitures, that is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units and Performance Shares - Settled in Cash – RSUs and performance shares settled in cash are recorded in the Consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The activity for these awards for the year ended December 31, 2021 was as follows (in thousands, except for per share amounts):

	Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	156	$36
Granted	206	$36
Vested	(64)	$36
Forfeited	(33)	$41
Nonvested, end of period	265	$36
Stock Options – The Company estimated the grant date fair value of its 2021 stock option award using a Monte Carlo simulation, assuming a 1.49% expected dividend yield, an expected volatility rate of 44.1%, a risk-free interest rate of 1.21%, and an expected term of 5.5 years. The Company uses historical volatility to determine the expected volatility of its stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rates at the time of grant. The expected term of options granted assumes the options will be exercised halfway between the time that they are earned based on achieving the market condition and the end of the award term. There were no stock options granted in 2020 or 2019.

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The stock option transactions for the year ended December 31, 2021 were as follows (in thousands, except for per share amounts):

	Options	Weighted-Average Exercise Price
Outstanding, beginning of period	658	$56
Options granted	500	$37
Exercised	(98)	$44
Forfeited	(67)	$47
Outstanding, end of period	993	$48

Exercisable, end of period	493	$59
The aggregate intrinsic value related to stock options exercised, outstanding and exercisable as of and for the years ended December 31, was as follows (in thousands):

	2021	2020	2019
Exercised	$289	$21	$2,614
Outstanding	$530	$—	$52
Exercisable	$—	$—	$52
Stock options outstanding at December 31, 2021 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$30.01 to $40	10.0	500	$37
$40.01 to $50	0.1	29	$45
$50.01 to $60	1.0	116	$52
$60.01 to $70	1.7	348	$63
Options outstanding	5.8	993	$48

Options exercisable	1.5	493	$59

18. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss for the years ended December 31, were as follows (in thousands):

	2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive (loss) income, before reclassifications	(38,988)	(73,207)	251,790	139,595
Income tax benefit (expense)	2,176	15,883	(59,120)	(41,061)
	(36,812)	(57,324)	192,670	98,534
Reclassifications:
Net losses on derivative financial instruments	—	130,609	—	130,609
Prior service credits(a)	—	—	(3,570)	(3,570)
Actuarial losses(a)	—	—	68,989	68,989
Curtailment and settlement losses(a)	—	—	(9,840)	(9,840)
Reclassifications before tax	—	130,609	55,579	186,188
Income tax expense	—	(29,174)	(13,050)	(42,224)
	—	101,435	42,529	143,964
Other comprehensive (loss) income	(36,812)	44,111	235,199	242,498
Balance, end of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)

	2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive income, before reclassifications	37,088	107,181	2,193	146,462
Income tax expense	(3,864)	(23,626)	(515)	(28,005)
	33,224	83,555	1,678	118,457
Reclassifications:
Net gains on derivative financial instruments	—	(148,107)	—	(148,107)
Prior service credits(a)	—	—	(3,469)	(3,469)
Actuarial losses(a)	—	—	65,981	65,981
Curtailment and settlement losses(a)	—	—	3,040	3,040
Reclassifications before tax	—	(148,107)	65,552	(82,555)
Income tax benefit (expense)	—	33,022	(15,392)	17,630
	—	(115,085)	50,160	(64,925)
Other comprehensive income (loss)	33,224	(31,530)	51,838	53,532
Balance, end of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)

	2019
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(49,608)	$1,785	$(581,861)	$(629,684)
Other comprehensive income, before reclassifications	9,229	6,477	90,071	105,777
Income tax expense	(434)	(1,541)	(21,149)	(23,124)
	8,795	4,936	68,922	82,653
Reclassifications:
Net gains on derivative financial instruments	—	(27,732)	—	(27,732)
Prior service credits(a)	—	—	(4,311)	(4,311)
Actuarial losses(a)	—	—	44,788	44,788
Curtailment and settlement losses(a)	—	—	543	543
Reclassifications before tax	—	(27,732)	41,020	13,288
Income tax benefit (expense)	—	6,425	(9,631)	(3,206)
	—	(21,307)	31,389	10,082
Other comprehensive income (loss)	8,795	(16,371)	100,311	92,735
Balance, end of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
(a)Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 15.
19. Reportable Segments and Geographic Information
Reportable Segments – Harley-Davidson, Inc. is the parent company for the groups of companies referred to as Harley-Davidson Motor Company and Harley-Davidson Financial Services. The Company operates in two segments: Motorcycles and Related Products (Motorcycles) and Financial Services. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
The Motorcycles segment consists of the activities of Harley-Davidson Motor Company which designs, manufactures and sells motorcycles. The Motorcycles segment also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. The Company’s products are sold to retail customers primarily through a network of dealers. The Company conducts business on a global basis, with sales in the U.S., Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America.
The Financial Services segment consists of the activities of Harley-Davidson Financial Services which is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. Harley-Davidson Financial Services also works with certain unaffiliated insurance companies to provide motorcycle insurance and protection products to motorcycle owners. Harley-Davidson Financial Services conducts business principally in the U.S. and Canada.

Selected segment information is set forth below for the years ended December 31, (in thousands):

	2021	2020	2019
Motorcycles and Related Products:
Motorcycles revenue	$4,540,240	$3,264,054	$4,572,678
Gross profit	1,296,953	828,309	1,342,880
Selling, administrative and engineering expense	885,587	895,321	1,020,907
Restructuring expense	2,741	119,110	32,353
Operating income (loss)	408,625	(186,122)	289,620
Financial Services:
Financial Services revenue	796,068	790,323	789,111
Financial Services expense	380,580	583,623	523,123
Restructuring expense	674	10,899	—
Operating income	414,814	195,801	265,988
Operating income	$823,439	$9,679	$555,608
Financial Services revenue includes $6.1 million and $10.0 million of interest paid by Harley-Davidson Motor Company to Harley-Davidson Financial Services on wholesale finance receivables in 2020 and 2019, respectively. The offsetting cost of these interest incentives was recorded as a reduction to Motorcycles revenue. Harley-Davidson Financial Services did not earn any interest from Harley-Davidson Motor Company on wholesale finance receivables in 2021.
Additional segment information is set forth below as of December 31, (in thousands):

	Motorcycles	Financial Services	Consolidated
2021:
Assets	$3,308,292	$7,742,763	$11,051,055
Depreciation and amortization	$155,969	$9,216	$165,185
Capital expenditures	$115,995	$4,186	$120,181
2020:
Assets	$2,492,515	$9,518,086	$12,010,601
Depreciation and amortization	$177,113	$8,602	$185,715
Capital expenditures	$128,798	$2,252	$131,050
2019:
Assets	$2,548,115	$7,980,044	$10,528,159
Depreciation and amortization	$223,656	$8,881	$232,537
Capital expenditures	$176,264	$5,176	$181,440

Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31, (in thousands):

	2021	2020	2019
Motorcycles revenue(a):
United States	$3,021,103	$2,043,851	$2,971,223
EMEA	709,941	589,943	743,385
Canada	182,655	99,219	210,381
Japan	150,253	137,815	156,644
Australia and New Zealand	138,036	107,891	117,525
Other countries	338,252	285,335	373,520
	$4,540,240	$3,264,054	$4,572,678
Financial Services revenue(a):
United States	$765,917	$757,730	$754,535
Canada	18,613	20,353	22,799
Europe	7,464	8,300	8,435
Other countries	4,074	3,940	3,342
	$796,068	$790,323	$789,111
Long-lived assets(b):
United States	$595,375	$644,224	$757,594
Thailand	81,927	94,749	78,651
Other countries	6,682	4,811	11,137
	88,609	99,560	89,788
	$683,984	$743,784	$847,382
(a)Revenue is attributed to geographic regions based on location of customer.
(b)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes and finance receivables.

20. Supplemental Consolidating Data
The supplemental consolidating legal entity data for Harley-Davidson Motor Company, Harley-Davidson Financial Services and related consolidating adjustments is presented for informational purposes. The legal entity income statement information presented below differs from reportable segment income statement information due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data for 2021 is as follows (in thousands):

	Year Ended December 31, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$4,564,703	$—	$(24,463)	$4,540,240
Financial Services	—	788,736	7,332	796,068
	4,564,703	788,736	(17,131)	5,336,308
Costs and expenses:
Motorcycles and Related Products cost of goods sold	3,243,287	—	—	3,243,287
Financial Services interest expense	—	192,944	—	192,944
Financial Services provision for credit losses	—	25,049	—	25,049
Selling, administrative and engineering expense	899,088	166,332	(17,246)	1,048,174
Restructuring expense	2,741	674	—	3,415
	4,145,116	384,999	(17,246)	4,512,869
Operating income	419,587	403,737	115	823,439
Other income, net	20,076	—	—	20,076
Investment income	246,694	—	(240,000)	6,694
Interest expense	30,972	—	—	30,972
Income before income taxes	655,385	403,737	(239,885)	819,237
Income tax provision	73,590	95,623	—	169,213
Net income	$581,795	$308,114	$(239,885)	$650,024

	Year Ended December 31, 2020
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$3,279,407	$—	$(15,353)	$3,264,054
Financial Services	—	783,421	6,902	790,323
	3,279,407	783,421	(8,451)	4,054,377
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,435,745	—	—	2,435,745
Financial Services interest expense	—	246,447	—	246,447
Financial Services provision for credit losses	—	181,870	—	181,870
Selling, administrative and engineering expense	907,257	152,258	(8,888)	1,050,627
Restructuring expense	119,110	10,899	—	130,009
	3,462,112	591,474	(8,888)	4,044,698
Operating (loss) income	(182,705)	191,947	437	9,679
Other expense, net	(1,848)	—	—	(1,848)
Investment income	107,560	—	(100,000)	7,560
Interest expense	31,121	—	—	31,121
(Loss) income before income taxes	(108,114)	191,947	(99,563)	(15,730)
Income tax (benefit) provision	(59,231)	42,203	—	(17,028)
Net (loss) income	$(48,883)	$149,744	$(99,563)	$1,298

	December 31, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,078,205	$796,540	$—	$1,874,745
Accounts receivable, net	284,674	—	(102,526)	182,148
Finance receivables, net	—	1,465,544	—	1,465,544
Inventories, net	712,942	—	—	712,942
Restricted cash	—	128,935	—	128,935
Other current assets	96,714	92,295	(3,232)	185,777
	2,172,535	2,483,314	(105,758)	4,550,091
Finance receivables, net	—	5,106,377	—	5,106,377
Property, plant and equipment, net	655,091	28,893	—	683,984
Pension and postretirement assets	386,152	—	—	386,152
Goodwill	63,177	—	—	63,177
Deferred income taxes	17,180	77,956	(12,214)	82,922
Lease assets	42,362	7,263	—	49,625
Other long-term assets	193,819	38,960	(104,052)	128,727
	$3,530,316	$7,742,763	$(222,024)	$11,051,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356,309	$121,195	$(102,526)	$374,978
Accrued liabilities	497,038	107,380	(2,437)	601,981
Short-term deposits, net	—	72,146	—	72,146
Short-term debt	—	751,286	—	751,286
Current portion of long-term debt, net	—	1,542,496	—	1,542,496
	853,347	2,594,503	(104,963)	3,342,887
Long-term deposits, net	—	218,180	—	218,180
Long-term debt, net	744,668	3,850,949	—	4,595,617
Lease liabilities	22,437	7,467	—	29,904
Pension and postretirement liabilities	95,299	—	—	95,299
Deferred income taxes	18,899	1,531	(11,169)	9,261
Other long-term liabilities	154,950	49,610	2,103	206,663
Commitments and contingencies (Note 16)
Shareholders’ equity	1,640,716	1,020,523	(107,995)	2,553,244
	$3,530,316	$7,742,763	$(222,024)	$11,051,055

	December 31, 2020
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$666,161	$2,591,042	$—	$3,257,203
Accounts receivable, net	220,110	—	(77,028)	143,082
Finance receivables, net	—	1,509,539	—	1,509,539
Inventories, net	523,497	—	—	523,497
Restricted cash	—	131,642	—	131,642
Other current assets	93,510	190,690	(3,730)	280,470
	1,503,278	4,422,913	(80,758)	5,845,433
Finance receivables, net	—	4,933,469	—	4,933,469
Property, plant and equipment, net	709,845	33,939	—	743,784
Pension and postretirement assets	95,711	—	—	95,711
Goodwill	65,976	—	—	65,976
Deferred income taxes	69,688	90,011	(1,161)	158,538
Lease assets	40,564	4,639	—	45,203
Other long-term assets	184,300	33,115	(94,928)	122,487
	$2,669,362	$9,518,086	$(176,847)	$12,010,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,429	$90,503	$(77,028)	$290,904
Accrued liabilities	444,786	115,506	(3,078)	557,214
Short-term deposits, net	—	79,965	—	79,965
Short-term debt	—	1,014,274	—	1,014,274
Current portion of long-term debt, net	—	2,039,597	—	2,039,597
	722,215	3,339,845	(80,106)	3,981,954
Long-term debt, net	743,977	5,188,956	—	5,932,933
Lease liabilities	26,313	3,802	—	30,115
Pension and postretirement liabilities	114,206	—	—	114,206
Deferred income taxes	7,166	1,441	—	8,607
Other long-term liabilities	171,242	46,514	2,245	220,001
Commitments and contingencies (Note 16)
Shareholders’ equity	884,243	937,528	(98,986)	1,722,785
	$2,669,362	$9,518,086	$(176,847)	$12,010,601

	Year Ended December 31, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$581,795	$308,114	$(239,885)	$650,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,969	9,216	—	165,185
Amortization of deferred loan origination costs	—	86,115	—	86,115
Amortization of financing origination fees	691	13,119	—	13,810
Provision for long-term employee benefits	8,317	—	—	8,317
Employee benefit plan contributions and payments	(17,133)	—	—	(17,133)
Stock compensation expense	38,909	3,247	—	42,156
Net change in wholesale finance receivables related to sales	—	—	89,001	89,001
Provision for credit losses	—	25,049	—	25,049
Deferred income taxes	(16,279)	8,723	(116)	(7,672)
Other, net	(8,346)	(1,523)	(116)	(9,985)
Changes in current assets and liabilities:
Accounts receivable, net	(78,961)	—	25,498	(53,463)
Finance receivables - accrued interest and other	—	13,316	—	13,316
Inventories, net	(207,550)	—	—	(207,550)
Accounts payable and accrued liabilities	174,615	23,373	(24,440)	173,548
Other current assets	10,982	(5,501)	(498)	4,983
	61,214	175,134	89,329	325,677
Net cash provided by operating activities	643,009	483,248	(150,556)	975,701
Cash flows from investing activities:
Capital expenditures	(115,995)	(4,186)	—	(120,181)
Origination of finance receivables	—	(7,409,811)	3,166,101	(4,243,710)
Collections on finance receivables	—	7,157,849	(3,255,545)	3,902,304
Other investing activities	2,140	—	—	2,140
Net cash used by investing activities	(113,855)	(256,148)	(89,444)	(459,447)

	Year Ended December 31, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	1,169,910	—	1,169,910
Repayments of securitization debt	—	(1,340,638)	—	(1,340,638)
Borrowings of asset-backed commercial paper	—	98,863	—	98,863
Repayments of asset-backed commercial paper	—	(261,367)	—	(261,367)
Net increase in unsecured commercial paper	—	(260,250)	—	(260,250)
Net increase in deposits	—	210,112	—	210,112
Dividends paid	(92,426)	(240,000)	240,000	(92,426)
Repurchase of common stock	(11,623)	—	—	(11,623)
Other financing activities	2,488	—	—	2,488
Net cash (used) provided by financing activities	(101,561)	(2,023,370)	240,000	(1,884,931)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,549)	277	—	(15,272)
Net increase (decrease) in cash, cash equivalents and restricted cash	$412,044	$(1,795,993)	$—	$(1,383,949)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$666,161	$2,743,007	$—	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	412,044	(1,795,993)	—	(1,383,949)
Cash, cash equivalents and restricted cash, end of period	$1,078,205	$947,014	$—	$2,025,219

	Year Ended December 31, 2020
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net (loss) income	$(48,883)	$149,744	$(99,563)	$1,298
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	177,113	8,602	—	185,715
Amortization of deferred loan origination costs	—	71,142	—	71,142
Amortization of financing origination fees	681	13,754	—	14,435
Provision for long-term employee benefits	40,833	—	—	40,833
Employee benefit plan contributions and payments	(20,722)	—	—	(20,722)
Stock compensation expense	17,905	1,859	3,730	23,494
Net change in wholesale finance receivables related to sales	—	—	531,701	531,701
Provision for credit losses	—	181,870	—	181,870
Deferred income taxes	(19,097)	(24,697)	(285)	(44,079)
Other, net	(3,022)	13,803	(436)	10,345
Changes in current assets and liabilities:
Accounts receivable, net	161,012	—	(33,355)	127,657
Finance receivables - accrued interest and other	—	7,418	—	7,418
Inventories, net	80,858	—	—	80,858
Accounts payable and accrued liabilities	(34,755)	(40,851)	32,519	(43,087)
Other current assets	13,929	(4,081)	(836)	9,012
	414,735	228,819	533,038	1,176,592
Net cash provided by operating activities	365,852	378,563	433,475	1,177,890
Cash flows from investing activities:
Capital expenditures	(128,798)	(2,252)	—	(131,050)
Origination of finance receivables	—	(5,616,347)	2,118,861	(3,497,486)
Collections on finance receivables	—	6,192,625	(2,652,336)	3,540,289
Other investing activities	18,073	3,391	—	21,464
Net cash (used) provided by investing activities	(110,725)	577,417	(533,475)	(66,783)

	Year Ended December 31, 2020
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,396,602	—	1,396,602
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	2,064,450	—	2,064,450
Repayments of securitization debt	—	(1,041,751)	—	(1,041,751)
Borrowings of asset-backed commercial paper	—	225,187	—	225,187
Repayments of asset-backed commercial paper	—	(318,828)	—	(318,828)
Net increase in unsecured commercial paper	—	444,380	—	444,380
Net increase in deposits	—	79,947	—	79,947
Dividends paid	(68,087)	(100,000)	100,000	(68,087)
Repurchase of common stock	(8,006)	—	—	(8,006)
Issuance of common stock under share-based plans	89	—	—	89
Net cash (used) provided by financing activities	(76,004)	1,349,987	100,000	1,373,983
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16,389	2,323	—	18,712
Net increase in cash, cash equivalents and restricted cash	$195,512	$2,308,290	$—	$2,503,802
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$470,649	$434,717	$—	$905,366
Net increase in cash, cash equivalents and restricted cash	195,512	2,308,290	—	2,503,802
Cash, cash equivalents and restricted cash, end of period	$666,161	$2,743,007	$—	$3,409,168
21. Subsequent Event
In February 2022, Harley-Davidson Financial Services issued $500.0 million of medium-term notes that mature in February 2027 and have an annual interest rate of 3.05%.
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
Management’s Report on Internal Control over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm – The attestation report required under this Item 9A is contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2022 annual meeting of shareholders (the Proxy Statement) under the captions Questions and Answers about the Company – Who are our executive officers for SEC purposes?, Board Matters and Corporate Governance – Audit and Finance Committee, Proposal 1: Election of Directors, Section 16(a) Beneficial Ownership Reporting, Audit and Finance Committee Report, and Board Matters and Corporate Governance – Independence of Directors is incorporated by reference herein.
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

The following table provides information about the Company’s equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan approved by shareholders:
Management employees	992,824	$47.89	2,845,650
Plan not approved by shareholders:
Non-employee Board of Directors	—	$—	119,968
	992,824		2,965,618
Documents for the Company’s equity compensation plans have been filed with the Securities and Exchange Commission on a timely basis and included in the list of exhibits to this Annual Report on Form 10-K.
Under the Company’s management plan its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, and nonqualified stock options. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets and, beginning with the 2021 grant, include a vesting component based on a Total Shareholder Return (TSR) relative to a peer group. RSUs vest ratably over a three-year period. Stock options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and for grants made prior to 2021 vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. Stock options granted under the Plan in 2021 include a service component to vest and a market condition to become exercisable. The 2021 stock options expire 10 years from the grant date or, if the grantee's employment ceases prior to December 31, 2023, 6 years from the grant date. Stock options granted prior to 2021 expire 10 years from the date of grant.
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
In May 2021, the Human Resources Committee of the Company's Board of Directors approved updated stock ownership guidelines (Ownership Guidelines). The Ownership Guidelines stipulate that all Directors hold five times their annual retainer in shares of common stock, the Chief Executive Officer hold six times his or her base salary in shares of common stock or certain rights to acquire common stock and Senior Management Leaders and other Senior leaders (Senior Executives) hold from one time to three times of their base salary in shares of common stock, or certain rights to acquire common stock, depending on their level. The Directors, the Chief Executive Officer and Senior Executives have five years from either: (i) the date they are elected a Director, become the Chief Executive Officer or become a Senior Executive; or (ii) May 20, 2021, whichever is longer, to accumulate the appropriate number of shares of common stock. Restricted stock, RSUs, shares held in 401(k) accounts, deferred stock units and shares of common stock held directly count toward satisfying the guidelines for common stock ownership.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on pages 107 through 111 filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.
Item 16. Form 10-K Summary
None.

HARLEY-DAVIDSON, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$3,742	$4,928	$4,007
Provision charged to expense	197	853	1,569
Reserve adjustments	(157)	88	7
Write-offs, net of recoveries	(1,342)	(2,127)	(655)
Balance, end of period	$2,440	$3,742	$4,928
Finance receivables - Allowance for credit losses
Balance, beginning of period	$390,936	$198,581	$189,885
Cumulative effect of change in accounting(a)	—	100,604	—
Provision for credit losses	25,049	181,870	134,536
Charge-offs, net of recoveries	(76,606)	(90,119)	(125,840)
Balance, end of period	$339,379	$390,936	$198,581
Inventories - Allowance for obsolescence(b)
Balance, beginning of period	$71,995	$49,349	$39,015
Provision charged to expense	5,659	43,357	24,984
Reserve adjustments	(2,078)	718	(39)
Write-offs, net of recoveries	(12,607)	(21,429)	(14,611)
Balance, end of period	$62,969	$71,995	$49,349
Deferred tax assets - Valuation allowance
Balance, beginning of period	$38,072	$29,024	$21,868
Adjustments	(4,476)	9,048	7,156
Balance, end of period	$33,596	$38,072	$29,024
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

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2021 (File No. 1-9183))
3.1	Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through May 28, 2020 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 (File No. 1-9183))
3.2	Amended and Restated By-Laws of Harley-Davidson, Inc., effective as of February 4, 2022 (incorporated herein by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-k dated February 8, 2022 (File No. 1-9183))
4.1	5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.2	Amendment No. 1 to 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.3	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.4	5-Year Credit Agreement, dated as of April 7, 2016 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))
4.5	Amendment No. 1 5-year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 7, 2014 among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 (File No. 1-9183))
4.6	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 7, 2016, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.7	364-Day Credit Agreement, dated May 13, 2019, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent (incorporated herein by reference to Exhibit 4.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.8	Amendment No. 1 to 364-Day Credit Agreement, dated as of April 23, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 364-Day Credit Agreement, dated as of May 13, 2019, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.9	364-Day Credit Agreement, dated June 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and Toronto Dominion (Texas) LLC., as, global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
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

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
4.10	Amendment No. 1 to 364-Day Credit Agreement, dated as of December 9, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and Toronto Dominion (Texas) LLC., as, global administrative agent, relating to the 364-Day Credit Agreement, dated as of June 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and Toronto Dominion (Texas) LLC, as, global administrative agent
4.11	Officers' Certificate, dated June 9, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.550% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))
4.12	Officers' Certificate, dated February 9, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 1-9183))
4.13	Officers' Certificate, dated February 4, 2019, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 4.05% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 1-9183))
4.14	Fiscal Agency Agreement, dated November 19, 2019, relating to the 0.9% Medium Term Notes due November 2024, among certain subsidiaries of the Company, The Bank of New York Mellon Trust Company, N.A. and The Bank of New York Mellon, London Branch (incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.15	Fiscal Agency Agreement, dated May 19, 2020, relating to the 3.875% Medium Term Notes due May 2023, among certain subsidiaries of the Company, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Luxembourg Branch (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.16	Officers' Certificate, dated June 8, 2020, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.17	Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dated July 28, 2015 (File No. 1-9183))
4.18	Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))
4.19	Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))
4.20	Description of Registrants Securities (incorporated herein by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
10.1*	Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))
10.2*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.3*	Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.4*	Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.5*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.6*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.7*
Amended and Restated Harley-Davidson, Inc. 2014 Incentive Stock Plan as amended effective January 25, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-9183))

10.8*	Form of Notice of Grant of Stock Options and Stock Option Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))
10.9*	Form of Notice of Grant of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))
10.10*	Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.11*	Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.12*	Form of Notice of Award of Performance Shares and Performance Share Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.13*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.14*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard), Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International), and Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.15*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.16*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) and Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.17*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.18*	Harley-Davidson, Inc. 2020 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 21, 2020 filed on April 9, 2020 (File No. 1-9183))
10.19*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan to Mr. Zeitz
10.20*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special International Retention), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (All-US), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (All-International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2021
10.21*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2021
10.22*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective August 31, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2021 (File No. 1-9183))
10.23*	Director Compensation Policy approved April 29, 2016 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 (File No. 1-9183))
10.24*	Harley-Davidson Retiree Insurance Allowance Plan, as amended and restated effective January 1, 2016 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))
10.25*	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))
10.26*	Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))
10.27*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 (File No. 1-9183))
10.28*	Harley-Davidson, Inc. Short-Term Incentive Plan for Senior Executives (incorporated herein by reference to Appendix D to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 30, 2011 (File No. 1-9183))
10.29*	Amended and Restated Harley-Davidson, Inc. Employee Incentive Plan as amended effective January 1, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2021 (File No. 1-9183))
10.30*	Executive Severance Plan amendments through May 31, 2021
10.31*	Form of Transition Agreement between the Registrant and each of Messrs. Zeitz, Krause, Niketh, Root, and Krishnan and Mses. Goetter, O'Sullivan and Termaat (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 1-9183))
10.32*	Acting President and Chief Executive Officer offer letter (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
10.33*	President and Chief Executive Officer letter agreement dated December 1, 2021
10.34	Settlement Agreement, dated March 27, 2020, by and among Harley-Davidson, Inc., and Impala Master Fund Ltd. and Impala Asset Management LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 30, 2020 (File No. 1-9183))
10.35	Long Term Collaboration Agreement, dated as of December 12, 2021, by and between LiveWire EV, LLC and Kwang Yang Motor Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2021 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.36	Form of Investment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 15, 2021 (File No. 1-9183))
10.37	Cooperation Agreement, dated as of February 2, 2022, by and among Harley-Davidson, Inc. and H Management and certain of its affiliates (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2021 (File No. 1-9183))
21	Harley-Davidson, Inc. Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

HARLEY-DAVIDSON, INC.

By:	/s/ Jochen Zeitz
Jochen Zeitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

Name	Title

/s/ Jochen Zeitz	Chairman, President and Chief Executive Officer
Jochen Zeitz	(Principal executive officer)

/s/ Gina Goetter	Chief Financial Officer
Gina Goetter	(Principal financial officer)

/s/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/s/ Troy Alstead	Director
Troy Alstead

/s/ R. John Anderson	Director
R. John Anderson

/s/ Michael J. Cave	Director
Michael J. Cave

/s/ Jared Dourdeville	Director
Jared Dourdeville

/s/ James D. Farley, Jr.	Director
James D. Farley, Jr.

/s/ Allan Golston	Director
Allan Golston

/s/ Sara L. Levinson	Director
Sara L. Levinson

/s/ N. Thomas Linebarger	Non-Executive Chairman
N. Thomas Linebarger

/s/ Maryrose Sylvester	Director
Maryrose Sylvester