Form 10-Q
period 2022-03-27
HARLEY-DAVIDSON, INC.
filed 2022-05-05
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 147,378,290 shares of common stock as of April 30, 2022.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended March 27, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 27, 2022	March 28, 2021
Revenue:
Motorcycles and Related Products	$1,303,171	$1,232,107
Financial Services	192,015	190,400
	1,495,186	1,422,507
Costs and expenses:
Motorcycles and Related Products cost of goods sold	895,536	811,622
Financial Services interest expense	42,099	55,707
Financial Services provision for credit losses	28,822	(22,474)
Selling, administrative and engineering expense	239,625	231,844
Restructuring benefit	(128)	(366)
	1,205,954	1,076,333
Operating income	289,232	346,174
Other income, net	11,030	277
Investment (loss) income	(1,979)	1,402
Interest expense	7,711	7,708
Income before provision for income taxes	290,572	340,145
Provision for income taxes	68,070	81,001
Net income	$222,502	$259,144
Earnings per share:
Basic	$1.46	$1.69
Diluted	$1.45	$1.68
Cash dividends per share	$0.1575	$0.1500
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 27, 2022	March 28, 2021
Net income	$222,502	$259,144
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,121)	(17,338)
Derivative financial instruments	9,928	17,530
Pension and postretirement benefit plans	5,502	13,588
	11,309	13,780
Comprehensive income	$233,811	$272,924
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 27, 2022	December 31, 2021	March 28, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,393,731	$1,874,745	$2,320,645
Accounts receivable, net	254,286	182,148	216,569
Finance receivables, net of allowance of $60,889, $60,734, and $64,139	1,699,642	1,465,544	1,798,194
Inventories, net	714,259	712,942	470,997
Restricted cash	142,812	128,935	185,374
Other current assets	182,527	185,777	195,356
	4,387,257	4,550,091	5,187,135
Finance receivables, net of allowance of $279,584, $278,645, and $282,094	5,121,911	5,106,377	4,958,583
Property, plant and equipment, net	663,807	683,984	718,968
Pension and postretirement assets	399,029	386,152	105,910
Goodwill	62,607	63,177	65,157
Deferred income taxes	71,926	82,922	135,387
Lease assets	45,073	49,625	44,765
Other long-term assets	143,030	128,727	123,083
	$10,894,640	$11,051,055	$11,338,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476,917	$374,978	$402,764
Accrued liabilities	597,924	601,981	570,440
Short-term deposits, net	65,049	72,146	93,887
Short-term debt	816,016	751,286	765,263
Current portion of long-term debt, net	1,327,357	1,542,496	1,622,243
	3,283,263	3,342,887	3,454,597
Long-term deposits, net	283,034	218,180	58,766
Long-term debt, net	4,470,086	4,595,617	5,478,091
Lease liabilities	27,633	29,904	30,061
Pension and postretirement liabilities	93,792	95,299	103,854
Deferred income taxes	9,578	9,261	8,682
Other long-term liabilities	218,153	206,663	228,551
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	1,704	1,694	1,690
Additional paid-in-capital	1,554,840	1,547,011	1,517,129
Retained earnings	2,040,867	1,842,421	1,520,862
Accumulated other comprehensive loss	(229,610)	(240,919)	(469,637)
Treasury stock, at cost	(858,700)	(596,963)	(593,658)
	2,509,101	2,553,244	1,976,386
	$10,894,640	$11,051,055	$11,338,988

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 27, 2022	December 31, 2021	March 28, 2021
Balances held by consolidated variable interest entities (Note 12):
Finance receivables, net - current	$455,638	$493,543	$567,887
Other assets	$4,373	$2,982	$4,027
Finance receivables, net - non-current	$1,487,650	$1,734,428	$2,113,344
Restricted cash - current and non-current	$156,297	$144,284	$196,946
Current portion of long-term debt, net	$551,305	$569,145	$692,903
Long-term debt, net	$1,075,787	$1,330,586	$1,757,003
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 27, 2022	March 28, 2021
Net cash provided by operating activities (Note 7)	$139,321	$162,781
Cash flows from investing activities:
Capital expenditures	(27,999)	(18,813)
Origination of finance receivables	(1,058,461)	(909,138)
Collections on finance receivables	965,190	900,485
Other investing activities	135	733
Net cash used by investing activities	(121,135)	(26,733)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	495,785	—
Repayments of medium-term notes	(550,000)	(1,050,000)
Proceeds from securitization debt	—	597,411
Repayments of securitization debt	(271,499)	(291,346)
Borrowings of asset-backed commercial paper	62,455	—
Repayments of asset-backed commercial paper	(56,634)	(66,894)
Net increase (decrease) in unsecured commercial paper	64,521	(262,517)
Net increase in credit facilities	—	15,629
Net increase in deposits	57,660	72,664
Dividends paid	(24,056)	(23,105)
Repurchase of common stock	(261,737)	(5,646)
Other financing activities	—	1,085
Net cash used by financing activities	(483,505)	(1,012,719)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,743)	(5,163)
Net decrease in cash, cash equivalents and restricted cash	$(467,062)	$(881,834)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$2,025,219	$3,409,168
Net decrease in cash, cash equivalents and restricted cash	(467,062)	(881,834)
Cash, cash equivalents and restricted cash, end of period	$1,558,157	$2,527,334

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,393,731	$2,320,645
Restricted cash	142,812	185,374
Restricted cash included in Other long-term assets	21,614	21,315
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,558,157	$2,527,334
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2021	169,364,686	$1,694	$1,547,011	$1,842,421	$(240,919)	$(596,963)	$2,553,244
Net income	—	—	—	222,502	—	—	222,502
Other comprehensive income, net of tax (Note 17)	—	—	—	—	11,309	—	11,309
Dividends ($0.1575 per share)	—	—	—	(24,056)	—	—	(24,056)
Repurchase of common stock	—	—	—	—	—	(261,737)	(261,737)
Share-based compensation	976,062	10	7,829	—	—	—	7,839
Balance, March 27, 2022	170,340,748	1,704	1,554,840	2,040,867	(229,610)	(858,700)	2,509,101
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2020	168,503,526	$1,685	$1,507,706	$1,284,823	$(483,417)	$(588,012)	$1,722,785
Net income	—	—	—	259,144	—	—	259,144
Other comprehensive income, net of tax (Note 17)	—	—	—	—	13,780	—	13,780
Dividends ($0.1500 per share)	—	—	—	(23,105)	—	—	(23,105)
Repurchase of common stock	—	—	—	—	—	(5,646)	(5,646)
Share-based compensation	483,326	5	9,423	—	—	—	9,428
Balance, March 28, 2021	168,986,852	1,690	1,517,129	1,520,862	(469,637)	(593,658)	1,976,386
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Use of Estimates
Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries, all of which are wholly-owned (the Company), including the accounts of the groups of companies referred to as Harley-Davidson Motor Company and Harley-Davidson Financial Services. In addition, certain variable interest entities (VIEs) related to secured financing are consolidated as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of March 27, 2022 and March 28, 2021, the Consolidated statements of operations for the three month periods then ended, the Consolidated statements of comprehensive income for the three month periods then ended, the Consolidated statements of cash flows for the three month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods then ended.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02). ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard (ASU 2016-13) that introduced the CECL model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has already adopted ASU 2016-13, the new guidance is effective for the fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's consolidated financial statements.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended
	March 27, 2022	March 28, 2021
Motorcycles and Related Products Revenue:
Motorcycles	$1,059,113	$1,016,334
Parts and accessories	165,525	149,859
Apparel	51,407	50,323
Licensing	6,497	5,512
Other	20,629	10,079
	1,303,171	1,232,107
Financial Services Revenue:
Interest income	161,734	159,814
Other	30,281	30,586
	192,015	190,400
	$1,495,186	$1,422,507
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

	March 27, 2022	March 28, 2021
Balance, beginning of period	$40,092	$36,614
Balance, end of period	$38,842	$36,266
Previously deferred revenue recognized as revenue in the three months ended March 27, 2022 and March 28, 2021 was $7.7 million and $6.2 million, respectively. The Company expects to recognize approximately $17.5 million of the remaining unearned revenue over the next 12 months and $21.4 million thereafter.
4. Restructuring Activities
The Company's restructuring activities are included in Restructuring benefit on the Consolidated statements of operations.
In 2020, the Company initiated restructuring activities including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. The workforce reduction resulted in the termination of approximately 500 employees. In addition, the India action resulted in the termination of approximately 70 employees. These restructuring activities are essentially complete, and the Company does not expect restructuring expenses of any significance in 2022.
Since the inception of the restructuring activities in 2020 through the three months ended March 27, 2022, the Company has incurred cumulative restructuring expenses of $133.2 million, including $121.7 million and $11.5 million in the Motorcycles and Financial Services segments, respectively. This includes restructuring (benefit) expense for the three months ended March 27, 2022 and March 28, 2021 by segment as follows (in thousands):

	Three months ended
	March 27, 2022	March 28, 2021
Motorcycles and Related Products	$(128)	$(593)
Financial Services	—	227
	$(128)	$(366)

Changes in accrued restructuring expenses, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows (in thousands):

	Three months ended March 27, 2022
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$121	$2,874	$—	$2,995
Restructuring benefit	—	(128)	—	(128)
Utilized – cash	(18)	(1,614)	—	(1,632)
Foreign currency changes	(3)	1	—	(2)
Balance, end of period	$100	$1,133	$—	$1,233

	Three months ended March 28, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$7,724	$16,196	$—	$23,920
Restructuring (benefit) expense	(944)	1,106	(528)	(366)
Utilized – cash	(3,661)	(12,781)	—	(16,442)
Utilized – non cash	—	—	528	528
Foreign currency changes	(112)	(54)	—	(166)
Balance, end of period	$3,007	$4,467	$—	$7,474
5. Income Taxes
The Company’s effective income tax rate for the three months ended March 27, 2022 was 23.4% compared to 23.8% for the three months ended March 28, 2021.
6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 27, 2022	March 28, 2021
Net income	$222,502	$259,144

Basic weighted-average shares outstanding	152,820	153,478
Effect of dilutive securities – employee stock compensation plan	1,104	1,012
Diluted weighted-average shares outstanding	153,924	154,490
Net earnings per share:
Basic	$1.46	$1.69
Diluted	$1.45	$1.68
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.5 million and 0.6 million shares for the three months ended March 27, 2022 and March 28, 2021, respectively.

7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	March 27, 2022	December 31, 2021	March 28, 2021
Mutual funds	$45,189	$49,650	$50,239
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Motorcycle finished goods inventories include motorcycles that are ready for sale and motorcycles that are substantially complete, but awaiting installation of certain components affected by global supply chain constraints. Inventories, net consisted of the following (in thousands):

	March 27, 2022	December 31, 2021	March 28, 2021
Raw materials and work in process	$376,600	$347,915	$251,199
Motorcycle finished goods	291,623	345,956	185,590
Parts and accessories and apparel	130,156	103,191	88,291
Inventory at lower of FIFO cost or net realizable value	798,379	797,062	525,080
Excess of FIFO over LIFO cost	(84,120)	(84,120)	(54,083)
	$714,259	$712,942	$470,997
Deposits – Harley-Davidson Financial Services offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $348.1 million, $290.3 million and $152.7 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 27, 2022, December 31, 2021, and March 28, 2021, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of March 27, 2022 were as follows (in thousands):

2022	$58,475
2023	74,304
2024	71,696
2025	19,053
2026	79,742
Thereafter	46,060
Future maturities	349,330
Unamortized fees	(1,247)
$348,083

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Three months ended
	March 27, 2022	March 28, 2021
Cash flows from operating activities:
Net income	$222,502	$259,144
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	39,258	40,221
Amortization of deferred loan origination costs	22,995	19,200
Amortization of financing origination fees	3,701	3,614
Provision for long-term employee benefits	(5,050)	7,090
Employee benefit plan contributions and payments	(2,143)	(9,885)
Stock compensation expense	8,903	8,968
Net change in wholesale finance receivables related to sales	(205,727)	(308,532)
Provision for credit losses	28,822	(22,474)
Deferred income taxes	6,307	13,192
Other, net	(5,408)	(2,138)
Changes in current assets and liabilities:
Accounts receivable, net	(74,993)	(79,012)
Finance receivables – accrued interest and other	3,115	8,947
Inventories, net	(2,630)	45,086
Accounts payable and accrued liabilities	106,969	153,597
Other current assets	(7,300)	25,763
	(83,181)	(96,363)
Net cash provided by operating activities	$139,321	$162,781
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
Finance receivables, net were as follows (in thousands):

	March 27, 2022	December 31, 2021	March 28, 2021
Retail finance receivables	$6,511,845	$6,493,519	$6,310,982
Wholesale finance receivables	650,181	417,781	792,028
	7,162,026	6,911,300	7,103,010
Allowance for credit losses	(340,473)	(339,379)	(346,233)
	$6,821,553	$6,571,921	$6,756,777

The Company’s finance receivables are reported at amortized cost, net of the allowance for credit losses. Amortized cost includes the principal outstanding, accrued interest, and deferred loan fees and costs. The Company's allowance for credit losses reflects expected lifetime credit losses on its finance receivables. Based on differences in the nature of the finance receivables and the underlying methodology for calculating the allowance for credit losses, the Company segments its finance receivables into the retail and wholesale portfolios. The Company further disaggregates each portfolio by credit quality indicators. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit quality indicators for each portfolio.
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
The wholesale portfolio is primarily composed of large balance, non-homogeneous loans. The Company’s evaluation for the wholesale allowance for credit losses is first based on a loan-by-loan review to determine whether the loans share similar risk characteristics. The Company individually evaluates loans that do not share risk characteristics. Loans identified as those for which foreclosure is probable are classified as Non-Performing, and a specific allowance for credit losses is established when appropriate. The specific allowance is determined based on the amortized cost of the related finance receivable and the estimated fair value of the collateral, less selling costs and the cash that the Company expects to receive. Finance receivables in the wholesale portfolio not individually assessed are aggregated, based on similar risk characteristics, according to the Company’s internal risk rating system and measured collectively. The related allowance for credit losses is based on factors such as the specific borrower’s financial performance and ability to repay, the Company’s past credit loss experience, reasonable and supportable economic forecasts, and the value of the underlying collateral and expected recoveries.
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Changes in the Company’s outlook on economic conditions impacted the Company's retail and wholesale estimates for expected credit losses at March 27, 2022. During the first quarter of 2022, the U.S. economy and the Company’s outlook on economic conditions remained largely unchanged from the end of 2021. The pace of economic recovery remained uncertain as demonstrated by rising inflation, muted consumer confidence, continued global supply chain disruptions, and the conflict in Ukraine, among other factors. As such, at the end of the first quarter of 2022, the Company’s outlook on economic conditions included slow economic improvement in its economic scenario weighting.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance for credit losses balance. These factors include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, and others, as appropriate.
Due to the use of projections and assumptions in estimating the losses, the amount of losses actually incurred by the Company in either portfolio could differ from the amounts estimated. Further, the Company’s allowance for credit losses incorporates known conditions at the balance sheet date and the Company’s expectations surrounding the economic forecasts. The Company will continue to monitor future economic trends and conditions. Expectations surrounding the Company's economic forecasts may change in future periods as additional information becomes available.

Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended March 27, 2022
	Retail	Wholesale	Total
Balance, beginning of period	$326,320	$13,059	$339,379
Provision for credit losses	28,614	208	28,822
Charge-offs	(41,804)	—	(41,804)
Recoveries	14,076	—	14,076
Balance, end of period	$327,206	$13,267	$340,473
	Three months ended March 28, 2021
	Retail	Wholesale	Total
Balance, beginning of period	$371,738	$19,198	$390,936
Provision for credit losses	(22,449)	(25)	(22,474)
Charge-offs	(34,589)	—	(34,589)
Recoveries	12,360	—	12,360
Balance, end of period	$327,060	$19,173	$346,233
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	March 27, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$311,114	$890,413	$422,454	$268,692	$139,540	$68,682	$2,100,895
Prime	394,793	1,247,764	627,102	407,242	233,630	176,018	3,086,549
Sub-prime	125,280	427,813	240,999	159,968	91,444	91,610	1,137,114
	831,187	2,565,990	1,290,555	835,902	464,614	336,310	6,324,558
Canadian Retail:
Super prime	14,015	47,025	29,382	23,367	11,524	4,515	129,828
Prime	4,228	15,842	11,513	8,349	5,454	4,391	49,777
Sub-prime	506	2,180	1,961	1,401	861	773	7,682
	18,749	65,047	42,856	33,117	17,839	9,679	187,287
	$849,936	$2,631,037	$1,333,411	$869,019	$482,453	$345,989	$6,511,845

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$1,010,636	$484,479	$316,390	$171,763	$65,753	$27,424	$2,076,445
Prime	1,391,385	712,858	470,177	277,206	142,288	82,169	3,076,083
Sub-prime	476,688	273,787	182,002	105,330	61,923	51,035	1,150,765
	2,878,709	1,471,124	968,569	554,299	269,964	160,628	6,303,293
Canadian Retail:
Super prime	51,779	32,724	27,073	13,984	4,619	1,614	131,793
Prime	16,882	12,675	9,244	6,230	3,628	1,779	50,438
Sub-prime	2,356	2,134	1,571	947	606	381	7,995
	71,017	47,533	37,888	21,161	8,853	3,774	190,226
	$2,949,726	$1,518,657	$1,006,457	$575,460	$278,817	$164,402	$6,493,519

	March 28, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$260,359	$725,383	$502,847	$301,839	$134,213	$74,086	$1,998,727
Prime	349,662	1,026,080	706,940	445,201	249,327	183,217	2,960,427
Sub-prime	130,389	395,495	263,203	156,368	96,998	100,827	1,143,280
	740,410	2,146,958	1,472,990	903,408	480,538	358,130	6,102,434
Canadian Retail:
Super prime	13,938	48,309	42,993	24,549	11,116	4,831	145,736
Prime	4,245	17,350	13,055	9,263	5,808	4,178	53,899
Sub-prime	601	2,949	2,227	1,407	951	778	8,913
	18,784	68,608	58,275	35,219	17,875	9,787	208,548
	$759,194	$2,215,566	$1,531,265	$938,627	$498,413	$367,917	$6,310,982
The Company's credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. The Company utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and individually evaluates credit risk factors for each borrower. The Company uses the following internal credit quality indicators, based on an internal risk rating system, listed from highest level of risk to lowest level of risk for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon the Company’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. Additionally, the Company classifies dealers identified as those in which foreclosure is probable as Non-Performing. The internal rating system considers factors such as the specific borrower's ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated by the Company on a quarterly basis.

The amortized cost of the Company's wholesale financial receivables, by vintage and credit quality indicator, was as follows (in thousands):

	March 27, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	489,283	127,797	9,108	11,147	9,893	2,953	650,181
	$489,283	$127,797	$9,108	$11,147	$9,893	$2,953	$650,181

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	380,211	11,379	11,047	10,565	3,662	917	417,781
	$380,211	$11,379	$11,047	$10,565	$3,662	$917	$417,781

	March 28, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	567	530	262	17	—	—	1,376
Medium Risk	—	728	417	—	—	—	1,145
Low Risk	600,144	122,970	44,614	12,568	6,392	2,819	789,507
	$600,711	$124,228	$45,293	$12,585	$6,392	$2,819	$792,028
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against Financial Services interest income when the account is charged-off. The Company reversed $4.9 million and $5.2 million of accrued interest against Financial Services interest income during the three months ended March 27, 2022 and March 28, 2021, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of March 27, 2022, December 31, 2021 and March 28, 2021, all retail finance receivables were accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three months ended March 27, 2022 and March 28, 2021. As such, the Company did not reverse any accrued interest in those periods. There were no dealers on non-accrual status at March 27, 2022, December 31, 2021, and March 28, 2021.
The aging analysis of the Company's finance receivables was as follows (in thousands):

	March 27, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,343,673	$99,705	$32,521	$35,946	$168,172	$6,511,845
Wholesale finance receivables	649,948	178	27	28	233	650,181
	$6,993,621	$99,883	$32,548	$35,974	$168,405	$7,162,026

	December 31, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,298,485	$115,942	$44,326	$34,766	$195,034	$6,493,519
Wholesale finance receivables	417,720	9	1	51	61	417,781
	$6,716,205	$115,951	$44,327	$34,817	$195,095	$6,911,300

	March 28, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,196,345	$69,032	$23,420	$22,185	$114,637	$6,310,982
Wholesale finance receivables	791,826	128	22	52	202	792,028
	$6,988,171	$69,160	$23,442	$22,237	$114,839	$7,103,010
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of March 27, 2022, December 31, 2021 and March 28, 2021. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. From the second quarter of 2020 through the second quarter of 2021, in response to the impact of the COVID-19 pandemic, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. The Company continues to grant standard payment extensions to customers in accordance with its policies.
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

The Company utilizes commodity contracts to mitigate the effects of commodity price fluctuations related to metals and fuel consumed in its motorcycle operations. The Company's commodity contracts generally have maturities of less than one year.
The Company periodically utilizes treasury rate lock contracts to fix the interest rate on a portion of the principal related to an anticipated issuance of long-term debt, interest rate swaps to reduce the impact of fluctuations in interest rates on medium-term notes with floating interest rates, and cross-currency swaps to mitigate the effect of foreign currency exchange rate fluctuations on its foreign currency-denominated debt. The Company also utilizes interest rate caps to facilitate certain asset-backed securitization transactions.
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
Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in Other comprehensive income (OCI) and subsequently reclassified into income when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a designated hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in income. Cash flow activity associated with the Company's derivative financial instruments is recorded in Cash flows from operating activities on the Consolidated statement of cash flow.
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	March 27, 2022			December 31, 2021			March 28, 2021
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$585,451	$18,832	$3,576	$562,262	$14,644	$1,388	$402,814	$6,356	$6,071
Commodity contracts	964	316	—	996	19	39	668	3	20
Cross-currency swaps	1,367,460	18,835	—	1,367,460	35,071	—	1,367,460	73,449	—
	$1,953,875	$37,983	$3,576	$1,930,718	$49,734	$1,427	$1,770,942	$79,808	$6,091

	Derivative Financial Instruments Not Designated as Hedging Instruments
	March 27, 2022			December 31, 2021			March 28, 2021
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$230,336	$587	$722	$241,935	$1,299	$916	$214,337	$670	$595
Commodity contracts	11,866	2,435	—	10,631	641	18	8,172	1,193	40
Interest rate caps	412,478	2,060	—	504,526	360	—	844,673	170	—
	$654,680	$5,082	$722	$757,092	$2,300	$934	$1,067,182	$2,033	$635

The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Three months ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Foreign currency contracts	$8,444	$14,037	$5,655	$(4,953)
Commodity contracts	562	3	226	(32)
Cross-currency swaps	(16,236)	(65,174)	(25,800)	(65,788)
Treasury rate lock contracts	—	—	(127)	(124)
Interest rate swaps	—	397	—	(2,689)
	$(7,230)	$(50,737)	$(20,046)	$(73,586)
The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended March 27, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$895,536	$239,625	$7,711	$42,099

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$5,655	$—	$—	$—
Commodity contracts	$226	$—	$—	$—
Cross-currency swaps	$—	$(25,800)	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(36)
	Three months ended March 28, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$811,622	$231,844	$7,708	$55,707

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(4,953)	$—	$—	$—
Commodity contracts	$(32)	$—	$—	$—
Cross-currency swaps	$—	$(65,788)	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(33)
Interest rate swaps	$—	$—	$—	$(2,689)
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at March 27, 2022, estimated to be reclassified into income over the next 12 months was $1.4 million.

The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold and the gains and losses on interest rate caps were recorded in Financial Services revenue.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended
	March 27, 2022	March 28, 2021
Foreign currency contracts	$(3,506)	$(3,629)
Commodity contracts	2,387	703
Interest rate caps	1,700	123
	$581	$(2,803)
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
Operating lease expense for the three months ended March 27, 2022 and March 28, 2021 was $6.7 million and $8.2 million, respectively. This includes variable lease costs related to assets used in manufacturing and distribution processes of approximately $1.0 million and $3.1 million for the three months ended March 27, 2022 and March 28, 2021, respectively. Other variable and short-term lease costs were not material.

Balance sheet information related to the Company's leases was as follows (in thousands):

	March 27, 2022	December 31, 2021	March 28, 2021
Lease assets	$45,073	$49,625	$44,765

Accrued liabilities	$15,745	$17,369	$17,021
Lease liabilities	27,633	29,904	30,061
	$43,378	$47,273	$47,082
Future maturities of the Company's operating lease liabilities as of March 27, 2022 were as follows (in thousands):

2022	$13,552
2023	10,484
2024	7,745
2025	6,032
2026	5,075
Thereafter	1,927
Future lease payments	44,815
Present value discount	(1,437)
Lease liabilities	$43,378
Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended
	March 27, 2022	March 28, 2021
Cash outflows for amounts included in the measurement of lease liabilities	$4,957	$4,947
ROU assets obtained in exchange for lease obligations, net of modifications	$1,279	$5,305

	March 27, 2022	December 31, 2021	March 28, 2021
Weighted-average remaining lease term (in years)	3.78	3.86	3.81
Weighted-average discount rate	1.9%	1.9%	2.9%
11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	March 27, 2022	December 31, 2021	March 28, 2021
Unsecured commercial paper	$816,016	$751,286	$749,801
Global credit facility borrowings	—	—	15,462
	$816,016	$751,286	$765,263

Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		March 27, 2022	December 31, 2021	March 28, 2021
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$95,664	$85,054	$102,543
Asset-backed U.S. commercial paper conduit facility		269,534	272,589	350,648
Asset-backed securitization debt		1,363,254	1,634,753	2,109,046
Unamortized discounts and debt issuance costs		(5,696)	(7,611)	(9,788)
		1,722,756	1,984,785	2,552,449
Unsecured notes (at par value):
Medium-term notes:
Due in 2021, issued May 2018	3.55%	—	—	350,000
Due in 2022, issued February 2019	4.05%	—	550,000	550,000
Due in 2022, issued June 2017	2.55%	400,000	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	723,886	737,302	762,996
Due in 2024, issued November 2019(b)	3.14%	668,202	680,586	704,304
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2027, issued February 2022	3.05%	500,000	—	—
Unamortized discounts and debt issuance costs		(12,243)	(9,228)	(13,564)
		3,329,845	3,408,660	3,803,736
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(5,158)	(5,332)	(5,851)
		744,842	744,668	744,149
		4,074,687	4,153,328	4,547,885
Long-term debt		5,797,443	6,138,113	7,100,334
Current portion of long-term debt, net		(1,327,357)	(1,542,496)	(1,622,243)
Long-term debt, net		$4,470,086	$4,595,617	$5,478,091
(a)€650.0 million par value remeasured to U.S. dollar at March 27, 2022, December 31, 2021, and March 28, 2021, respectively
(b)€600.0 million par value remeasured to U.S. dollar at March 27, 2022, December 31, 2021, and March 28, 2021, respectively

Future principal payments of the Company's debt obligations as of March 27, 2022 were as follows (in thousands):

2022	$1,716,955
2023	1,591,745
2024	1,058,291
2025	1,398,474
2026	71,091
Thereafter	800,000
Future principal payments	6,636,556
Unamortized discounts and debt issuance costs	(23,097)
$6,613,459

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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	March 27, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$1,755,446	$(88,090)	$131,992	$3,724	$1,803,072	$1,357,558
Asset-backed U.S. commercial paper conduit facility	290,481	(14,549)	24,305	649	300,886	269,534
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	108,052	(4,457)	8,129	43	111,767	95,664
	$2,153,979	$(107,096)	$164,426	$4,416	$2,215,725	$1,722,756

	December 31, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,048,194	$(102,779)	$123,717	$2,328	$2,071,460	$1,627,142
Asset-backed U.S. commercial paper conduit facility	297,454	(14,898)	20,567	654	303,777	272,589
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	97,180	(3,990)	6,191	139	99,520	85,054
	$2,442,828	$(121,667)	$150,475	$3,121	$2,474,757	$1,984,785

	March 28, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,448,681	$(126,053)	$166,694	$2,852	$2,492,174	$2,099,258
Asset-backed U.S. commercial paper conduit facility	378,035	(19,432)	30,252	1,175	390,030	350,648
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	115,742	(5,388)	9,743	206	120,303	102,543
	$2,942,458	$(150,873)	$206,689	$4,233	$3,002,507	$2,552,449
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
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2022. During the first quarter of 2021, the Company transferred $663.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $600.0 million, or $597.4 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – The Company has a $900.0 million revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In addition to the $900.0 million aggregate commitment, the agreement allows for additional borrowings, at the lender’s discretion, of up to

$300.0 million. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR, with provisions for a transition to other benchmark rates, generally aligning to recommendations published by the Alternative Reference Rates Committee convened by the Federal Reserve Board and Federal Reserve Bank of New York. In each of these cases, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 27, 2022, the U.S. Conduit Facility has an expiration date of November 18, 2022.
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
During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2021.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. Prior to the renewal and amendment, the Canadian Conduit was contractually committed, at the Company's option, to purchase from the Company eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 27, 2022, the Canadian Conduit has an expiration date of June 27, 2022.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $16.1 million at March 27, 2022. The maximum exposure is not an indication of the Company's expected loss exposure.
During the first quarter of 2022, the Company transferred $25.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.2 million. There were no finance receivable transfers under the Canadian Conduit during the first quarter of 2021.

13. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
Level 1 inputs include quoted prices for identical instruments and are the most observable.
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Foreign currency contracts, commodity contracts, and cross-currency swaps are valued using quoted forward rates and prices; interest rate caps are valued using quoted interest rates and yield curves.
Level 3 inputs are not observable in the market and include the Company's judgments about the assumptions market participants would use in pricing the asset or liability.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 27, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$968,395	$803,400	$164,995
Marketable securities	45,189	45,189	—
Derivative financial instruments	43,065	—	43,065
	$1,056,649	$848,589	$208,060
Liabilities:
Derivative financial instruments	$4,298	$—	$4,298
	December 31, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,617,887	$1,337,900	$279,987
Marketable securities	49,650	49,650	—
Derivative financial instruments	52,034	—	52,034
	$1,719,571	$1,387,550	$332,021
Liabilities:
Derivative financial instruments	$2,361	$—	$2,361
	March 28, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$2,069,400	$1,919,400	$150,000
Marketable securities	50,239	50,239	—
Derivative financial instruments	81,841	—	81,841
	$2,201,480	$1,969,639	$231,841
Liabilities:
Derivative financial instruments	$6,726	$—	$6,726
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $17.9 million, $18.3 million and $18.6 million at March 27, 2022, December 31, 2021 and March 28, 2021, respectively, for which the fair value adjustment was a decrease of $0.6 million, $2.9 million and $2.4 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	March 27, 2022		December 31, 2021		March 28, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$6,920,395	$6,821,553	$6,794,499	$6,571,921	$6,930,531	$6,756,777
Liabilities:
Deposits, net	$359,995	$348,083	$293,602	$290,326	$152,715	$152,653
Debt:
Unsecured commercial paper	$816,016	$816,016	$751,286	$751,286	$749,801	$749,801
Global credit facility borrowings	$—	$—	$—	$—	$15,462	$15,462
Asset-backed U.S. commercial paper conduit facility	$269,534	$269,534	$272,589	$272,589	$350,648	$350,648
Asset-backed Canadian commercial paper conduit facility	$95,664	$95,664	$85,054	$85,054	$102,543	$102,543
Asset-backed securitization debt	$1,343,706	$1,357,558	$1,633,749	$1,627,142	$2,120,855	$2,099,258
Medium-term notes	$3,326,310	$3,329,845	$3,513,815	$3,408,660	$3,955,743	$3,803,736
Senior notes	$724,089	$744,842	$790,373	$744,668	$789,967	$744,149
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
Debt – The carrying value of debt is generally cost, net of unamortized discounts and debt issuance costs. The fair value of unsecured commercial paper and credit facility borrowings are calculated using Level 2 inputs and approximates carrying value due to its short maturity. The fair value of debt provided under the U.S. Conduit Facility and the Canadian Conduit Facility is calculated using Level 2 inputs and approximates carrying value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the fixed-rate debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs). The fair value of the floating-rate debt related to on-balance sheet asset-backed securitization transactions is calculated using Level 2 inputs and approximates carrying value since the interest rates charged are tied directly to market rates and fluctuate as market rates change.
14. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except in certain markets, where the Company currently provides a standard three-year limited warranty. The Company also provides a five-year unlimited warranty on the battery for electric motorcycles. In addition, the Company provides a one-year warranty for parts and accessories. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims at the time of shipment using an estimated cost based primarily on historical Company claim information.

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

	Three months ended
	March 27, 2022	March 28, 2021
Balance, beginning of period	$61,621	$69,208
Warranties issued during the period	10,711	11,672
Settlements made during the period	(7,096)	(8,585)
Recalls and changes to pre-existing warranty liabilities	(141)	132
Balance, end of period	$65,095	$72,427
The liability for recall campaigns, included in the balance above, was $16.7 million, $16.9 million and $25.3 million at March 27, 2022, December 31, 2021 and March 28, 2021, respectively.
15. Employee Benefit Plans
The Company has a qualified pension plan and postretirement healthcare benefit plans. The plans cover certain eligible employees and retirees of the Motorcycles segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees. Service cost is allocated among Selling, administrative and engineering expense, Motorcycles cost of goods sold and Inventories, net. Amounts capitalized in inventory are not significant. Non-service cost components of net periodic benefit (income) cost are presented in Other income, net. Components of net periodic benefit (income) cost for the Company's defined benefit plans were as follows (in thousands):

	Three months ended
	March 27, 2022	March 28, 2021
Pension and SERPA Benefits:
Service cost	$4,763	$6,348
Interest cost	15,472	15,470
Expected return on plan assets	(31,476)	(32,720)
Amortization of unrecognized:
Prior service credit	(328)	(312)
Net loss	7,978	18,386
Settlement (gain) loss	(256)	816
Net periodic benefit (income) cost	$(3,847)	$7,988
Postretirement Healthcare Benefits:
Service cost	$1,161	$1,288
Interest cost	1,904	1,626
Expected return on plan assets	(3,809)	(3,495)
Amortization of unrecognized:
Prior service credit	(581)	(581)
Net loss	122	264
Net periodic benefit income	$(1,203)	$(898)
There are no required or planned voluntary qualified pension plan contributions for 2022. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.

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
The transaction, which has been approved by the boards of directors of both the Company and ABIC, is expected to close mid-2022. The consummation of the business combination is subject to the approval of ABIC’s shareholders as well as other conditions and regulatory approvals. Upon closing of the transaction, the Company will retain a controlling financial interest in LiveWire. The expectation is that, upon closing of the transaction, the Company will retain an equity interest in the separate public company of approximately 74%. As the controlling shareholder following the transaction, the Company will continue to consolidate LiveWire’s results, with additional adjustments to recognize non-controlling shareholder interests.
17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended March 27, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(3,804)	(7,230)	—	(11,034)
Income tax (expense) benefit	(317)	1,493	—	1,176
	(4,121)	(5,737)	—	(9,858)
Reclassifications:
Net loss on derivative financial instruments	—	20,046	—	20,046
Prior service credits(a)	—	—	(909)	(909)
Actuarial losses(a)	—	—	8,100	8,100
Reclassifications before tax	—	20,046	7,191	27,237
Income tax expense	—	(4,381)	(1,689)	(6,070)
	—	15,665	5,502	21,167
Other comprehensive (loss) income	(4,121)	9,928	5,502	11,309
Balance, end of period	$(48,522)	$7,923	$(189,011)	$(229,610)

	Three months ended March 28, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive loss, before reclassifications	(17,074)	(50,737)	—	(67,811)
Income tax (expense) benefit	(264)	11,092	—	10,828
	(17,338)	(39,645)	—	(56,983)
Reclassifications:
Net loss on derivative financial instruments	—	73,586	—	73,586
Prior service credits(a)	—	—	(893)	(893)
Actuarial losses(a)	—	—	18,650	18,650
Reclassifications before tax	—	73,586	17,757	91,343
Income tax expense	—	(16,411)	(4,169)	(20,580)
	—	57,175	13,588	70,763
Other comprehensive (loss) income	(17,338)	17,530	13,588	13,780
Balance, end of period	$(24,927)	$(28,586)	$(416,124)	$(469,637)
(a)Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 15
18. Reportable Segments
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
The Motorcycles segment consists of the activities of Harley-Davidson Motor Company which designs, manufactures and sells motorcycles. The Motorcycles segment also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. The Company's products are sold to retail customers primarily through a network of dealers.
The Financial Services segment consists of Harley-Davidson Financial Services which is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. Harley-Davidson Financial Services also works with certain unaffiliated insurance companies to provide motorcycle insurance and protection products to motorcycle owners.

Selected segment information is set forth below (in thousands):

	Three months ended
	March 27, 2022	March 28, 2021
Motorcycles and Related Products:
Motorcycles revenue	$1,303,171	$1,232,107
Gross profit	407,635	420,485
Selling, administrative and engineering expense	204,888	193,546
Restructuring benefit	(128)	(593)
Operating income	202,875	227,532
Financial Services:
Financial Services revenue	192,015	190,400
Financial Services expense	105,658	71,531
Restructuring expense	—	227
Operating income	86,357	118,642
Operating income	$289,232	$346,174
Total assets for the Motorcycles and Financial Services segments were $3.0 billion and $7.9 billion, respectively, as of March 27, 2022, $3.3 billion and $7.7 billion, respectively, as of December 31, 2021, and $2.4 billion and $8.9 billion, respectively, as of March 28, 2021.
19. Supplemental Consolidating Data
The supplemental consolidating legal entity data for Harley-Davidson Motor Company, Harley-Davidson Financial Services and related consolidating adjustments are presented for informational purposes. The legal entity income statement information presented below differs from reportable segment income statement information due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended March 27, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,306,293	$—	$(3,122)	$1,303,171
Financial Services	—	192,390	(375)	192,015
	1,306,293	192,390	(3,497)	1,495,186
Costs and expenses:
Motorcycles and Related Products cost of goods sold	895,536	—	—	895,536
Financial Services interest expense	—	42,099	—	42,099
Financial Services provision for credit losses	—	28,822	—	28,822
Selling, administrative and engineering expense	205,417	37,858	(3,650)	239,625
Restructuring benefit	(128)	—	—	(128)
	1,100,825	108,779	(3,650)	1,205,954
Operating income	205,468	83,611	153	289,232
Other income, net	11,030	—	—	11,030
Investment loss	(1,979)	—	—	(1,979)
Interest expense	7,711	—	—	7,711
Income before income taxes	206,808	83,611	153	290,572
Provision for income taxes	47,847	20,223	—	68,070
Net income	$158,961	$63,388	$153	$222,502

	Three months ended March 28, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,238,468	$—	$(6,361)	$1,232,107
Financial Services	—	188,750	1,650	190,400
	1,238,468	188,750	(4,711)	1,422,507
Costs and expenses:
Motorcycles and Related Products cost of goods sold	811,622	—	—	811,622
Financial Services interest expense	—	55,707	—	55,707
Financial Services provision for credit losses	—	(22,474)	—	(22,474)
Selling, administrative and engineering expense	196,359	40,275	(4,790)	231,844
Restructuring (benefit) expense	(593)	227	—	(366)
	1,007,388	73,735	(4,790)	1,076,333
Operating income	231,080	115,015	79	346,174
Other income, net	277	—	—	277
Investment income	1,402	—	—	1,402
Interest expense	7,708	—	—	7,708
Income before income taxes	225,051	115,015	79	340,145
Provision for income taxes	55,996	25,005	—	81,001
Net income	$169,055	$90,010	$79	$259,144

	March 27, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$678,616	$715,115	$—	$1,393,731
Accounts receivable, net	601,148	—	(346,862)	254,286
Finance receivables, net	—	1,699,642	—	1,699,642
Inventories, net	714,259	—	—	714,259
Restricted cash	—	142,812	—	142,812
Other current assets	149,955	61,455	(28,883)	182,527
	2,143,978	2,619,024	(375,745)	4,387,257
Finance receivables, net	—	5,121,911	—	5,121,911
Property, plant and equipment, net	636,216	27,591	—	663,807
Pension and postretirement assets	399,029	—	—	399,029
Goodwill	62,607	—	—	62,607
Deferred income taxes	—	75,185	(3,259)	71,926
Lease assets	38,126	6,947	—	45,073
Other long-term assets	210,157	37,595	(104,722)	143,030
	$3,490,113	$7,888,253	$(483,726)	$10,894,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$434,731	$389,048	$(346,862)	$476,917
Accrued liabilities	495,921	129,581	(27,578)	597,924
Short-term deposits, net	—	65,049	—	65,049
Short-term debt	—	816,016	—	816,016
Current portion of long-term debt, net	—	1,327,357	—	1,327,357
	930,652	2,727,051	(374,440)	3,283,263
Long-term deposits, net	—	283,034	—	283,034
Long-term debt, net	744,842	3,725,244	—	4,470,086
Lease liabilities	20,544	7,089	—	27,633
Pension and postretirement liabilities	93,792	—	—	93,792
Deferred income taxes	10,478	1,848	(2,748)	9,578
Other long-term liabilities	165,990	50,190	1,973	218,153
Commitments and contingencies (Note 16)
Shareholders’ equity	1,523,815	1,093,797	(108,511)	2,509,101
	$3,490,113	$7,888,253	$(483,726)	$10,894,640

	March 28, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$607,941	$1,712,704	$—	$2,320,645
Accounts receivable, net	603,273	—	(386,704)	216,569
Finance receivables, net	—	1,798,194	—	1,798,194
Inventories, net	470,997	—	—	470,997
Restricted cash	—	185,374	—	185,374
Other current assets	81,559	113,797	—	195,356
	1,763,770	3,810,069	(386,704)	5,187,135
Finance receivables, net	—	4,958,583	—	4,958,583
Property, plant and equipment, net	687,086	31,882	—	718,968
Pension and postretirement assets	105,910	—	—	105,910
Goodwill	65,157	—	—	65,157
Deferred income taxes	56,911	79,206	(730)	135,387
Lease assets	36,559	8,206	—	44,765
Other long-term assets	184,876	33,929	(95,722)	123,083
	$2,900,269	$8,921,875	$(483,156)	$11,338,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,722	$433,746	$(386,704)	$402,764
Accrued liabilities	443,529	125,768	1,143	570,440
Short-term deposits, net	—	93,887	—	93,887
Short-term debt	—	765,263	—	765,263
Current portion of long-term debt, net	—	1,622,243	—	1,622,243
	799,251	3,040,907	(385,561)	3,454,597
Long-term deposits, net	—	58,766	—	58,766
Long-term debt, net	744,149	4,733,942	—	5,478,091
Lease liabilities	22,461	7,600	—	30,061
Pension and postretirement liabilities	103,854	—	—	103,854
Deferred income taxes	7,166	1,516	—	8,682
Other long-term liabilities	179,525	46,920	2,106	228,551
Commitments and contingencies (Note 16)
Shareholders’ equity	1,043,863	1,032,224	(99,701)	1,976,386
	$2,900,269	$8,921,875	$(483,156)	$11,338,988

	Three months ended March 27, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$158,961	$63,388	$153	$222,502
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	37,106	2,152	—	39,258
Amortization of deferred loan origination costs	—	22,995	—	22,995
Amortization of financing origination fees	174	3,527	—	3,701
Provision for long-term employee benefits	(5,050)	—	—	(5,050)
Employee benefit plan contributions and payments	(2,143)	—	—	(2,143)
Stock compensation expense	8,233	670	—	8,903
Net change in wholesale finance receivables related to sales	—	—	(205,727)	(205,727)
Provision for credit losses	—	28,822	—	28,822
Deferred income taxes	6,176	665	(534)	6,307
Other, net	(5,322)	67	(153)	(5,408)
Changes in current assets and liabilities:
Accounts receivable, net	(319,329)	—	244,336	(74,993)
Finance receivables – accrued interest and other	—	3,115	—	3,115
Inventories, net	(2,630)	—	—	(2,630)
Accounts payable and accrued liabilities	86,546	289,876	(269,453)	106,969
Other current assets	(47,418)	14,467	25,651	(7,300)
	(243,657)	366,356	(205,880)	(83,181)
Net cash (used) provided by operating activities	(84,696)	429,744	(205,727)	139,321
Cash flows from investing activities:
Capital expenditures	(27,149)	(850)	—	(27,999)
Origination of finance receivables	—	(2,023,861)	965,400	(1,058,461)
Collections on finance receivables	—	1,724,863	(759,673)	965,190
Other investing activities	135	—	—	135
Net cash used by investing activities	(27,014)	(299,848)	205,727	(121,135)

	Three months ended March 27, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(550,000)	—	(550,000)
Repayments of securitization debt	—	(271,499)	—	(271,499)
Borrowings of asset-backed commercial paper	—	62,455	—	62,455
Repayments of asset-backed commercial paper	—	(56,634)	—	(56,634)
Net increase in unsecured commercial paper	—	64,521	—	64,521
Net increase in deposits	—	57,660	—	57,660
Dividends paid	(24,056)	—	—	(24,056)
Repurchase of common stock	(261,737)	—	—	(261,737)
Net cash used by financing activities	(285,793)	(197,712)	—	(483,505)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,086)	343	—	(1,743)
Net decrease in cash, cash equivalents and restricted cash	$(399,589)	$(67,473)	$—	$(467,062)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net decrease in cash, cash equivalents and restricted cash	(399,589)	(67,473)	—	(467,062)
Cash, cash equivalents and restricted cash, end of period	$678,616	$879,541	$—	$1,558,157

	Three months ended March 28, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$169,055	$90,010	$79	$259,144
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	37,778	2,443	—	40,221
Amortization of deferred loan origination costs	—	19,200	—	19,200
Amortization of financing origination fees	172	3,442	—	3,614
Provision for long-term employee benefits	7,090	—	—	7,090
Employee benefit plan contributions and payments	(9,885)	—	—	(9,885)
Stock compensation expense	8,174	794	—	8,968
Net change in wholesale finance receivables related to sales	—	—	(308,532)	(308,532)
Provision for credit losses	—	(22,474)	—	(22,474)
Deferred income taxes	3,811	9,812	(431)	13,192
Other, net	(2,743)	685	(80)	(2,138)
Changes in current assets and liabilities:
Accounts receivable, net	(388,688)	—	309,676	(79,012)
Finance receivables – accrued interest and other	—	8,947	—	8,947
Inventories, net	45,086	—	—	45,086
Accounts payable and accrued liabilities	104,486	354,507	(305,396)	153,597
Other current assets	18,222	11,271	(3,730)	25,763
	(176,497)	388,627	(308,493)	(96,363)
Net cash (used) provided by operating activities	(7,442)	478,637	(308,414)	162,781

Cash flows from investing activities:
Capital expenditures	(18,427)	(386)	—	(18,813)
Origination of finance receivables	—	(1,923,911)	1,014,773	(909,138)
Collections on finance receivables	—	1,606,844	(706,359)	900,485
Other investing activities	733	—	—	733
Net cash used by investing activities	(17,694)	(317,453)	308,414	(26,733)

	Three months ended March 28, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(1,050,000)	—	(1,050,000)
Proceeds from securitization debt	—	597,411	—	597,411
Repayments of securitization debt	—	(291,346)	—	(291,346)
Borrowings of asset-backed commercial paper				—
Repayments of asset-backed commercial paper	—	(66,894)	—	(66,894)
Net decrease in unsecured commercial paper	—	(262,517)	—	(262,517)
Net increase in credit facilities	—	15,629	—	15,629
Net increase in deposits		72,664		72,664
Dividends paid	(23,105)	—	—	(23,105)
Repurchase of common stock	(5,646)	—	—	(5,646)
Other financing activities	1,085	—	—	1,085
Net cash used by financing activities	(27,666)	(985,053)	—	(1,012,719)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,418)	255	—	(5,163)
Net decrease in cash, cash equivalents and restricted cash	$(58,220)	$(823,614)	$—	$(881,834)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$666,161	$2,743,007	$—	$3,409,168
Net decrease in cash, cash equivalents and restricted cash	(58,220)	(823,614)	—	(881,834)
Cash, cash equivalents and restricted cash, end of period	$607,941	$1,919,393	$—	$2,527,334
20. Subsequent Event
In April 2022, the Company issued $550.0 million of secured notes through an on-balance sheet asset-backed securitization transaction at a weighted average interest rate of 2.40%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. is the parent company of the groups of companies referred to as Harley-Davidson Motor Company and Harley-Davidson Financial Services. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all its subsidiaries. The Company operates in two segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
The “% Change” figures included in the Results of Operations sections were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented. Certain “% Change” deemed not meaningful (NM) have been excluded.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” “is on-track,” “forecasting,” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of April 27, 2022 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 5, 2022), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
The Company's net income was $222.5 million, or $1.45 per diluted share, in the first quarter of 2022, compared to $259.1 million, or $1.68 per diluted share, in the first quarter of 2021. In the first quarter of 2022, Motorcycles segment operating income was $202.9 million, down $24.7 million from the first quarter of 2021. The decrease in operating income from the Motorcycles segment for the first quarter of 2022 was driven by higher supply chain costs and a less favorable motorcycle product mix, partially offset by the favorable impact of model year price increases, compared to the same quarter last year. Operating income from the Financial Services segment in the first quarter of 2022 was $86.4 million, down $32.3 million compared to the prior year quarter due to an increase in the provision for credit losses, partially offset by lower interest expense.
Retail sales of new Harley-Davidson motorcycles in the first quarter of 2022 were up 2.1% compared to the first quarter of 2021. The increase in retail sales was driven by higher retail sales in international markets, partially offset by lower retail sales in the U.S. Retail sales in the first quarter of 2022 decreased 5.1% in the U.S. compared to the prior year quarter and were adversely impacted by production shortfalls associated with ongoing supply chain challenges. Refer to the Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.
Key Factors Impacting the Company(1)
Supply Chain Challenges – During the first quarter of 2022, the Company continued to experience disruption and increased costs related to global supply chain challenges. As a result of these challenges, the Company experienced higher costs as well as supply constraints related to certain components including those impacted by the continued global semiconductor chip shortages. In the first quarter of 2022, the Company's production was lower than what the Company had planned due to the lack of availability of certain components. The Company expects that year-over-year inflation rates for logistics and manufacturing costs, excluding raw materials and components, will improve in the second half of 2022 from the peak levels of inflation experienced in 2021 and that the supply of semiconductor chips will stabilize in the second half of 2022. However, given the macro global factors influencing raw materials, the Company now believes that raw materials and component cost inflation will continue for the remainder of 2022 at rates similar to those experienced by the Company in the first quarter of 2022.

Suspension of Additional European Union Tariffs – In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to revocation of the Binding Origin Information (BOI) rulings that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% from April 19, 2021 through the end of 2021. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement suspended the additional tariffs initially imposed by the EU on the Company's motorcycles, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The lower 6% tariff rate applies to all motorcycles imported by the Company into the EU, regardless of origin. Under the agreement between the U.S. and the EU, the lower tariff rate will remain in effect until December 31, 2023. During such time, the U.S. and EU will monitor and review the operation of the agreement, seeking to conclude the negotiations on steel and aluminum tariffs by December 31, 2023. These negotiations are ongoing, and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond December 31, 2023.
To date, the Company continues to pursue its appeals of the revocation of the BOIs and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that these appeals will continue or be successful.
COVID-19 Pandemic – The Company continues to manage through the impacts of the COVID-19 pandemic and its associated variants by keeping safety and community well-being a priority. The Company continues to proactively follow protocols to keep workers safe in its manufacturing facilities. The full impact of the COVID-19 pandemic on future results depends on future developments, such as the ultimate duration and scope of the pandemic including associated variants, the success of vaccination programs, the consequences of vaccine requirements, and its impact on the Company's customers, dealers, distributors, and suppliers. Future impacts and disruptions could have an adverse effect on production, supply chains, distribution, and demand for the Company's products.
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
The transaction, which has been approved by the boards of directors of both the Company and ABIC, is expected to close mid-2022. The consummation of the business combination is subject to the approval of ABIC’s shareholders as well as other conditions and regulatory approvals. Upon closing of the transaction, the Company will retain a controlling financial interest in LiveWire. The expectation is that, upon closing of the transaction, the Company will retain an equity interest in the separate public company of approximately 74%. As the controlling shareholder following the transaction, the Company will continue to consolidate LiveWire’s results, with additional adjustments to recognize non-controlling shareholder interests.
Guidance(1)
On April 27, 2022, the Company provided the following guidance for 2022, which reflects its current outlook for the supply chain challenges discussed above.
The Company continues to expect Motorcycles segment revenue growth, compared to 2021, between 5% and 10%. This revenue growth guidance incorporates the Company's information and expectations as of April 27, 2022 for the impact of supply chain challenges, including semiconductor chip availability, that the industry continues to face. The Company expects revenue to be positively impacted by global pricing actions as the Company works to offset cost headwinds across the supply chain and recovers its ability to produce motorcycles at levels necessary to meet demand. Furthermore, the Company expects revenue growth from parts and accessories and apparel and licensing as it executes The Hardwire strategy.
The Company continues to expect Motorcycles segment operating margin as a percent of revenue of 11% to 12%. The Company believes the anticipated positive impacts from higher motorcycle volume, product mix and pricing, combined with expected growth in revenue from higher-margin parts and accessories and apparel, will more than offset the expected cost inflation across the supply chain. Also, the suspension of the additional EU tariffs is expected to contribute over a percentage point of margin growth.

Given the Company's estimated production cadence and the expected timing of supply chain stabilization, the Company expects the Motorcycles segment revenue growth rate in 2022, compared to 2021, to be in the mid-single digits for the first half of 2022 and in the high-single digits for the second half of 2022. In addition, given the expected seasonality of the business, the Company expects Motorcycles segment operating income margin percent to be in the mid-teens for the first half of 2022 and in the mid-to-high single digits for the second half of 2022.
The Company continues to expect Financial Services operating income to decline 20% to 25% in 2022 compared to 2021. This decline is largely a result of the favorable credit loss allowance reductions and lower actual credit losses in 2021 that are not expected to repeat in 2022.
The Company continues to expect capital investments between $190 and $220 million in 2022. The Company plans to continue to invest behind product development and capability enhancement in support of The Hardwire strategy.
The Company's capital allocation priorities are to fund growth through The Hardwire initiatives, pay dividends and execute discretionary share repurchases, which the Company plans to continue in 2022. At the end of the first quarter of 2022, the Company had 12.0 million shares remaining under its authorization to repurchase shares.
Results of Operations for the Three Months Ended March 27, 2022
Compared to the Three Months Ended March 28, 2021
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 27, 2022	March 28, 2021	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$202,875	$227,532	$(24,657)	(10.8)%
Operating income from Financial Services	86,357	118,642	(32,285)	(27.2)
Operating income	289,232	346,174	(56,942)	(16.4)
Other income, net	11,030	277	10,753	NM
Investment (loss) income	(1,979)	1,402	(3,381)	NM
Interest expense	7,711	7,708	3	—
Income before income taxes	290,572	340,145	(49,573)	(14.6)
Provision for income taxes	68,070	81,001	(12,931)	(16.0)
Net income	$222,502	$259,144	$(36,642)	(14.1)%
Diluted earnings per share	$1.45	$1.68	$(0.23)	(13.7)%
The Company reported operating income of $289.2 million in the first quarter of 2022 compared to $346.2 million in the same period last year. Motorcycles segment operating income was $202.9 million in the first quarter of 2022, down $24.7 million compared to the same period last year. Operating income from the Financial Services segment decreased $32.3 million compared to the first quarter of 2021. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first quarter of 2022 was higher than in the first quarter of 2021, impacted by higher non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first quarter of 2022 was 23.4% compared to 23.8% for the same period in 2021.
Diluted earnings per share was $1.45 in the first quarter of 2022, down from diluted earnings per share of $1.68 for the same period last year on lower net income, partially offset by the impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 154.5 million in the first three months of 2021 to 153.9 million in the first three months of 2022, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Motorcycles Retail Sales and Registration Data
Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson and LiveWire motorcycles were as follows:

	Three months ended
	March 31, 2022	March 31, 2021	(Decrease) Increase	% Change
United States	29,408	30,983	(1,575)	(5.1)%
Canada	1,872	1,799	73	4.1
North America	31,280	32,782	(1,502)	(4.6)
Europe/Middle East/Africa (EMEA)	6,339	4,943	1,396	28.2
Asia Pacific	6,724	5,793	931	16.1
Latin America	809	717	92	12.8
	45,152	44,235	917	2.1%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were up 2.1% during the first quarter of 2022 compared to the same period last year. The increase in retail sales during the first quarter of 2022 was led by higher retail sales in the Company's EMEA and Asia Pacific markets, partially offset by a decline in North America.
In North America, retail sales in the first quarter of 2022 were down compared to the same period last year due to a 5.1% decline in the U.S. The Company believes the decline in U.S. retail sales related to low dealer inventories as a result of production shortages associated with ongoing global supply chain challenges.
Retail sales outside of North America were higher in the first quarter of 2022 compared to the same period last year, driven primarily by increases in EMEA and Asia Pacific which were positively impacted by greater product availability following the launch of model year 2022 motorcycles.
At the end of the first quarter of 2022, worldwide retail inventory of new Harley-Davidson motorcycles was down approximately 24%, or approximately 9,000 motorcycles, compared to the first quarter of 2021. Retail inventory levels at the end of the first quarter of 2022, primarily in the U.S., were adversely impacted by global supply chain challenges which impacted the Company's ability to produce at planned levels. Overall, the Company continued to observe strong pricing in the market for both new and used motorcycles in the first quarter of 2022.

Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first quarter of 2022 compared to the first quarter of last year on lower retail sales relative to the industry. However, despite the year-over-year decline in retail sales, the Company's market share within the Touring and large Cruiser segments of the U.S. market grew compared to the first quarter last year as the Company performed better than its competition on a relative basis in these segments. The Company's European market share of new 601+cc motorcycles for first quarter of 2022 grew behind strong retail sales compared to the prior year first quarter. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Three months ended
	March 31, 2022	March 31, 2021	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	62,207	63,412	(1,205)	(1.9)%
Europe(c)	106,716	95,810	10,906	11.4%

Harley-Davidson market share data:
United States(b)	47.1%	48.3%	(1.2)	pts.
Europe(c)	4.9%	4.0%	0.9	pts.
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Wholesale motorcycle unit shipments were as follows:

	Three months ended
	March 27, 2022		March 28, 2021		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
U.S. motorcycle shipments	35,891	65.4%	40,153	73.3%	(4,262)	(10.6)%

Worldwide motorcycle shipments:
Grand American Touring(a)	26,012	47.4%	30,334	55.4%	(4,322)	(14.2)%
Cruiser(b)	15,660	28.6%	17,450	31.8%	(1,790)	(10.3)
Adventure Touring	3,520	6.4%	—	—%	3,520	NM
Sportster® / Street	9,651	17.6%	7,026	12.8%	2,625	37.4
	54,843	100.0%	54,810	100.0%	33	0.1%
(a)Includes CVOTM and Trike
(b)Includes Softail® and LiveWire®
The Company shipped 54,843 motorcycles worldwide during the first three months of 2022, which was flat compared to the first three months of 2021. The Company's shipments in the U.S. during the first quarter of 2022 were negatively impacted by lower than planned production related to component part availability associated with ongoing global supply chain challenges.
The lower than planned production also impacted the mix of motorcycles shipped during the first three months of 2022 resulting in a lower mix of Grand American Touring and Cruiser motorcycles shipped as a percent of total shipments and a higher mix of Sportster/Street motorcycles compared to the same period last year. The mix of motorcycle unit shipments during the first quarter of 2022 was also impacted by shipments of the Company's Pan America™ Adventure Touring motorcycles, which were launched in the second quarter of 2021.
Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	March 27, 2022	March 28, 2021	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,059,113	$1,016,334	$42,779	4.2%
Parts and accessories	165,525	149,859	15,666	10.5
Apparel	51,407	50,323	1,084	2.2
Licensing	6,497	5,512	985	17.9
Other	20,629	10,079	10,550	104.7
	1,303,171	1,232,107	71,064	5.8
Cost of goods sold	895,536	811,622	83,914	10.3
Gross profit	407,635	420,485	(12,850)	(3.1)
Operating expenses:
Selling & administrative expense	172,295	152,689	19,606	12.8
Engineering expense	32,593	40,857	(8,264)	(20.2)
Restructuring benefit	(128)	(593)	465	(78.4)
	204,760	192,953	11,807	6.1%
Operating income	$202,875	$227,532	$(24,657)
Operating margin	15.6%	18.5%	(2.9)	pts.
The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first three months of 2021 to the first three months of 2022 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 28, 2021	$1,232.1	$811.6	$420.5
Volume	26.6	12.7	13.9
Price and sales incentives	81.4	—	81.4
Foreign currency exchange rates and hedging	(17.3)	(13.8)	(3.5)
Shipment mix	(19.6)	2.5	(22.1)
Raw material prices	—	14.9	(14.9)
Manufacturing and other costs	—	67.7	(67.7)
	71.1	84.0	(12.9)
Three months ended March 27, 2022	$1,303.2	$895.6	$407.6
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2021 to the first quarter of 2022 were as follows:
•The increase in volume was due primarily to higher parts and accessories sales.
•During the first quarter of 2022, revenue benefited from higher wholesale prices on new model year 2022 motorcycles coupled with pricing surcharges in select markets.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar partially offset by favorable net foreign currency gains associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix between motorcycle families had an unfavorable impact on revenue and gross profit during the first quarter of 2022 due primarily to a lower mix of Grand American Touring models.
•Raw material cost increases were driven by cost inflation primarily due to supply chain challenges.

•Manufacturing and other costs increased due primarily to higher costs associated with supply chain challenges. In 2021, supply chain cost inflation started to accelerate in the second quarter and continued increasing throughout the remainder of the year. The cost inflation experienced in the first quarter of 2022 is consistent with levels experienced in the back-half of 2021.
Operating expenses were higher in the first quarter of 2022 compared to the same period in 2021 due primarily to costs associated with The Hardwire initiatives, including the LiveWire transaction.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	March 27, 2022	March 28, 2021	Increase (Decrease)	% Change
Revenue:
Interest income	$161,734	$159,814	$1,920	1.2%
Other income	30,281	30,586	(305)	(1.0)
	192,015	190,400	1,615	0.8
Expenses:
Interest expense	42,099	55,707	(13,608)	(24.4)
Provision for credit losses	28,822	(22,474)	51,296	(228.2)
Operating expense	34,737	38,298	(3,561)	(9.3)
Restructuring expense	—	227	(227)	(100.0)
	105,658	71,758	33,900	47.2
Operating income	$86,357	$118,642	$(32,285)	(27.2)%
Interest income was higher for the first quarter of 2022, primarily due to higher average outstanding finance receivables, partially offset by a lower average yield. Interest expense decreased due to lower average outstanding debt and a lower cost of funds.
The provision for credit losses increased $51.3 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to a reduction in the allowance for credit losses recorded in the first quarter of 2021 and higher credit losses in the first quarter of 2022 as compared to the first quarter of 2021.
The reduction in the allowance for credit losses in 2021 was largely driven by improvement in economic conditions and the Company's outlook on future conditions during the first quarter of 2021. During the first quarter of 2022, economic conditions and the Company’s outlook were relatively unchanged from the end of 2021. The pace of economic recovery continues to remain uncertain as demonstrated by rising inflation, muted consumer confidence, continued global supply chain disruptions, and the conflict in Ukraine, among other factors. As such, at the end of the first quarter of 2022, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement in its economic scenario weighting. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses on the Company's retail motorcycle loans were 1.77% during the first quarter of 2022 compared to 1.46% in the first quarter of 2021. The unfavorable retail credit loss performance was driven by delinquencies and the resulting charge-offs moving towards more normalized levels during the first quarter of 2022. The 30-day delinquency rate for retail motorcycle loans at March 27, 2022 increased to 2.87% from 2.14% at March 28, 2021. The 30-day delinquency rate was elevated as compared to the first quarter of 2021 as the delinquency rate for the first quarter of 2021 remained below levels experienced prior to the COVID-19 pandemic due to benefits to individuals provided under U.S. federal stimulus packages as well as the effects of COVID-19 pandemic-related retail payment extensions. Starting in the second quarter of 2020 through the end of the second quarter of 2021, the Company granted COVID-19 pandemic-related extensions to help customers get through financial difficulties associated with the pandemic. The Company continues to grant standard payment extensions to customers in accordance with its policies. The Company expects the delinquency rate and losses to continue to normalize over time.(1)

Operating expenses decreased $3.6 million in the first quarter of 2022 compared to the first quarter of 2021 in part due to lower technology costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 27, 2022	March 28, 2021
Balance, beginning of period	$339,379	$390,936
Provision for credit losses	28,822	(22,474)
Charge-offs, net of recoveries	(27,728)	(22,229)
Balance, end of period	$340,473	$346,233
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
Liquidity and Capital Resources(1)
Based on the Company's current outlook, for both the near and longer terms, it expects Motorcycles segment operations to continue to be funded primarily through cash flows generated by operations and Financial Services segment operations to continue to be funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and brokered certificates of deposit.(1)
The Company's capital allocation priorities are to fund growth through The Hardwire initiatives, to pay dividends, and to execute discretionary share repurchases.
The Company's strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. In response to liquidity concerns related to the COVID-19 pandemic, the Company increased its cash and cash equivalents during 2020. The Company's cash and cash equivalents remain higher than pre-COVID-19 pandemic levels at the end of March 2022, but during the first three months of 2022, the Company continued to gradually reduce its cash and cash equivalents from prior year levels.
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at March 27, 2022 were as follows (in thousands):

Cash and cash equivalents	$1,393,731

Availability under credit and conduit facilities:
Credit facilities	598,984
Asset-backed U.S. commercial paper conduit facility(a)	630,466
Asset-backed Canadian commercial paper conduit facility(a)	4,492
$2,627,673
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)

To access the debt capital markets, the Company relies on credit rating agencies to assign short- and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of March 27, 2022 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A3	BBB-	Stable
Fitch	F2	BBB+	Stable
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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Three months ended
	March 27, 2022	March 28, 2021
Net cash provided by operating activities	$139,321	$162,781
Net cash used by investing activities	(121,135)	(26,733)
Net cash used by financing activities	(483,505)	(1,012,719)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,743)	(5,163)
Net decrease in cash, cash equivalents and restricted cash	$(467,062)	$(881,834)
Operating Activities
Operating cash flow in the first quarter of 2022 compared to the first quarter of 2021 was adversely impacted by changes in working capital partially offset by lower net cash outflows for wholesale financing. Working capital was negatively impacted by higher inventory levels at the end of March 2022, compared to the end of March 2021, as a result of production disruption associated with global supply chain challenges. Net cash outflows for wholesale financing activity were lower behind the decline in U.S. wholesale shipments in the first quarter of 2022 compared to the same period last year. The Company’s sales of motorcycles and related products to dealers in the U.S. and Canada are financed through Harley-Davidson Financial Services and become finance receivables upon sale to the dealer and become operating cash flows when the dealer repays the wholesale finance receivable. As a result, operating cash flow is impacted by the amount and duration of wholesale financing that dealers elect to utilize.
The Company continues to expect that it will generate sufficient cash inflows from operations to fund its ongoing operating cash requirements including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at March 27, 2022 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. There are no required qualified pension plan contributions in 2022. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company has a liability for unrecognized tax benefits of $45.8 million and related accrued interest and penalties of $23.8 million as of March 27, 2022. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.

Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $28.0 million in the first three months of 2022 compared to $18.8 million in the same period last year. The Company's 2022 plan includes estimated capital investments between $190 million to $220 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows from finance receivables for the first three months of 2022 were $84.6 million higher compared to the same period last year due primarily to higher retail finance receivable originations. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.1575 and $0.1500 per share totaling $24.1 million and $23.1 million during the first three months of 2022 and 2021, respectively.
Cash outflows for share repurchases were $261.7 million in the first three months of 2021 compared to $5.6 million in the same period last year. Share repurchases during the first three months of 2022 include $248.2 million or 6.2 million shares of common stock related to discretionary repurchases and $13.5 million or 0.4 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. As of March 27, 2022, there were 12.0 million shares remaining on board-approved share repurchase authorizations.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash outflows of $197.7 million and $985.1 million in the first three months of 2022 and 2021, respectively. Debt levels declined during the first quarter of 2022 and 2021 in connection with the reduction in cash and cash equivalents as the Company worked to normalize cash balances from the higher levels held at the end of 2020, as discussed earlier in Liquidity and Capital Resources. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	March 27, 2022	March 28, 2021
Outstanding debt:
Global credit facility borrowings	$—	$15,462
Unsecured commercial paper	816,016	749,801
Asset-backed Canadian commercial paper conduit facility	95,664	102,543
Asset-backed U.S. commercial paper conduit facility	269,534	350,648
Asset-backed securitization debt, net	1,357,558	2,099,258
Medium-term notes, net	3,329,845	3,803,736
Senior notes, net	744,842	744,149
	$6,613,459	$7,865,597

Deposits, net	$348,083	$152,653
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 7 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – Harley-Davidson Financial Services offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $348.1 million and $152.7 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 27, 2022 and March 28, 2021, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Credit Facilities – On April 7, 2022, the Company entered into a $710.0 million five-year credit facility to replace the $707.5 million five-year credit facility that was due to mature in April 2023. The new five-year credit facility matures in April

2027. The Company also amended its other $707.5 million five-year credit facility to $710.0 million with no change to the maturity date of April 2025. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of March 27, 2022 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at March 27, 2022 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$400,000	2.55%	June 2017	June 2022
$350,000	3.35%	February 2018	February 2023
$723,886(a)	4.94%	May 2020	May 2023
$668,202(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$500,000	3.05%	February 2022	February 2027
(a)€650.0 million par value remeasured to U.S. dollar at March 27, 2022
(b)€600.0 million par value remeasured to U.S. dollar at March 27, 2022
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $12.2 million and $13.6 million at March 27, 2022 and March 28, 2021, respectively. During the first quarter of 2022, $550.0 million of 4.05% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2021, $600.0 million of 2.85% medium-term notes and $450.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. Prior to the renewal and amendment, the Canadian Conduit was contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$220.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 27, 2022, the Canadian Conduit has an expiration date of June 27, 2022.
During the first quarter of 2022, the Company transferred $25.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.2 million. There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2021.

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – The Company has a $900.0 million revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In addition to the $900.0 million aggregate commitment, the agreement allows for additional borrowings, at the lender’s discretion, of up to $300.0 million. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit during the first quarter of 2021.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR, with provisions for a transition to other benchmark rates, generally aligning to recommendations published by the Alternative Reference Rates Committee convened by the Federal Reserve Board and Federal Reserve Bank of New York. In each of these cases, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 27, 2022, the U.S. Conduit Facility has an expiration date of November 18, 2022.
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
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2022. During the first quarter of 2021, the Company transferred $663.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $600.0 million, or $597.4 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction.
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
Under the current financial covenants of the Global Credit Facilities, the ratio of Harley-Davidson Financial Services’ consolidated debt, excluding secured debt, to Harley-Davidson Financial Services' consolidated allowance for credit losses on finance receivables plus Harley-Davidson Financial Services’ consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of Harley-Davidson Financial Services and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
As of March 27, 2022, Harley-Davidson Financial Services and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic, including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic; and (ii) the Company’s ability to: (A) execute its business plans and strategies, including The Hardwire and the evolution of LiveWire as a standalone brand, including the proposed separation of LiveWire into a separate business of the Company through the combination of LiveWire with AEA-Bridges Impact Corp. (ABIC), which includes the risks noted below; (B) manage supply chain and logistic issues, including quality issues, availability of semiconductor chip components and the ability to find alternative sources of those components in a timely manner, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, war or other hostilities, including the conflict in Ukraine, or natural disasters, and longer shipping times and increased logistics costs, including by successfully implementing pricing surcharges; (C) realize the expected business benefits from the combination of LiveWire with ABIC, which may be affected by, among other things: (i) the ability of LiveWire to: (1) execute its plans to develop, produce, market, and sell its electric vehicles; (2) achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (3) adequately control the costs of its operations as a new entrant into a new space; (4) develop, maintain, and strengthen its brand; (5) execute its plans to develop, produce, market, and sell its electric vehicles; and (6) effectively establish and maintain cooperation from its retail partners, largely drawn from the Company's traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles; (ii) competition; and (iii) other risks and uncertainties indicated from time to time in the final prospectus of ABIC, including those under "Risk Factors" therein, and other documents filed or to be filed with the SEC by the Company, LW EV Holdings, Inc. (HoldCo) or ABIC; (D) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (E) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (F) successfully carry out its global manufacturing and assembly operations; (G) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (H) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (I) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) decisions that allow the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (ii) the denial of the Company's application for temporary relief from the effect of the revocation of the BOI decisions; (J) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the Section 232 steel and aluminum tariffs and incremental tariffs on motorcycles imported into the EU from the U.S., between U.S. and EU, which expires on December 31, 2023; (K) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (L) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (M) successfully manage and reduce costs throughout the business; (N) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing international political environment, including as a result of the conflict in Ukraine; (O) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (P) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (Q) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (R) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (S) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (T) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (U) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (V) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (W) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services Inc.'s loan portfolio; (X) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (Y) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (Z) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (AA) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (BB) manage its exposure to product liability claims and commercial or contractual disputes; (CC) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (DD) achieve anticipated results with respect to the Company's pre-owned motorcycle program, Harley-Davidson Certified, and the Company's H-D1 Marketplace; (EE) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain; and (FF) optimize capital allocation in light of the Company's capital allocation priorities.
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
In recent years, Harley-Davidson Financial Services has experienced historically low levels of retail credit losses, but there is no assurance that this will continue. The Company believes that Harley-Davidson Financial Services' retail credit losses will increase over time due to among other things to factors that have contributed to recently low levels of losses, including the favorable impact of recent federal stimulus payments that will not recur and the conflict in Ukraine.
The Company's operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, war or other hostilities, including the conflict in Ukraine, or other factors. Refer to Item 1A. Risk Factors and risk factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
Motorcycles and Related Products Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the Motorcycles segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real,

Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on Motorcycles segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. There have been no material changes to the foreign currency exchange rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The Company purchases commodities for the use in the production of motorcycles. As a result, Motorcycles segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. There have been no material changes to the commodity market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Financial Services Segment
The Company has interest rate sensitive financial instruments including financial receivables, debt and interest rate derivative financial instruments. As a result, Financial Services operating income is affected by changes in interest rates. The Company utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its asset-backed securitization transactions. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Harley-Davidson Financial Services also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates which it does not hedge. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The Company has foreign denominated medium-term notes, and as a result, Financial Services operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At March 27, 2022, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information concerning the Company's market risk.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 16 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which have not materially changed except as set forth below.
•The ongoing conflict between Russia and Ukraine could adversely affect the Company's business, financial condition and operating results. On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine are highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, European Union, United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others: (i) blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union; (ii) blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and (iii) blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports. The Company has suspended its business in Russia and is actively monitoring the situation and assessing its impact on its business, including its business partners and customers. While the Company has not experienced any material interruptions to its infrastructure, supplies, technology systems or networks needed to support its operations or significant costs due to the conflict, the Company cannot provide assurance that will remain the case. The Company has no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond its control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time. Any of the factors mentioned above could affect the Company's business, financial condition and operating results. The conflict could also exacerbate other risks that the Company described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of discretionary shares and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended March 27, 2022:

2022 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 30	300	$38	300	18,246,721
January 31 to February 27	1,656,848	$41	1,656,848	16,947,423
February 28 to March 27	4,945,120	$39	4,945,120	12,006,258
	6,602,268	$40	6,602,268
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 6.2 million shares on a discretionary basis during the quarter ended March 27, 2022 under these authorizations. As of March 27, 2022, 12.0 million shares remained under these authorizations.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2022, the Company acquired 361,805 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Officers' Certificate, dated February 14, 2022, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 3.050% Medium-Term Notes due 2027
4.2	Second Amended and Restated 5-Year Credit Agreement, dated as of April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent
4.3	Second Amended and 7-Year Restated Credit Agreement, dated as of April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 7-year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent
10.1*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (LW) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2022
10.2*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2022
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 5, 2022	/s/ Gina Goetter
Gina Goetter
Chief Financial Officer
(Principal financial officer)

Date: May 5, 2022	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)