Form 10-Q
period 2022-06-26
HARLEY-DAVIDSON, INC.
filed 2022-08-04
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 146,161,850 shares of common stock as of July 29, 2022.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended June 26, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue:
Motorcycles and Related Products	$1,266,471	$1,331,500	$2,569,642	$2,563,607
Financial Services	202,616	200,558	394,631	390,958
	1,469,087	1,532,058	2,964,273	2,954,565
Costs and expenses:
Motorcycles and Related Products cost of goods sold	879,721	924,449	1,775,257	1,736,071
Financial Services interest expense	47,649	48,621	89,748	104,328
Financial Services provision for credit losses	29,133	16,201	57,955	(6,273)
Selling, administrative and engineering expense	235,233	261,509	474,858	493,353
Restructuring (benefit) expense	(264)	918	(392)	552
	1,191,472	1,251,698	2,397,426	2,328,031
Operating income	277,615	280,360	566,847	626,534
Other income, net	10,055	690	21,085	967
Investment (loss) income	(3,530)	2,731	(5,509)	4,133
Interest expense	7,720	7,722	15,431	15,430
Income before provision for income taxes	276,420	276,059	566,992	616,204
Provision for income taxes	60,571	69,719	128,641	150,720
Net income	$215,849	$206,340	$438,351	$465,484
Earnings per share:
Basic	$1.47	$1.34	$2.92	$3.03
Diluted	$1.46	$1.33	$2.91	$3.01
Cash dividends per share	$0.1575	$0.1500	$0.3150	$0.3000
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net income	$215,849	$206,340	$438,351	$465,484
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31,021)	1,415	(35,142)	(15,923)
Derivative financial instruments	12,852	(502)	22,780	17,028
Pension and postretirement benefit plans	5,503	13,587	11,005	27,175
	(12,666)	14,500	(1,357)	28,280
Comprehensive income	$203,183	$220,840	$436,994	$493,764
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 26, 2022	December 31, 2021	June 27, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,194,259	$1,874,745	$1,741,968
Accounts receivable, net	302,049	182,148	263,453
Finance receivables, net of allowance of $59,851, $60,734, and $64,099	1,674,970	1,465,544	1,629,636
Inventories, net	726,586	712,942	457,648
Restricted cash	226,488	128,935	152,411
Other current assets	183,816	185,777	224,488
	5,308,168	4,550,091	4,469,604
Finance receivables, net of allowance of $292,286, $278,645, and $294,712	5,428,714	5,106,377	5,259,318
Property, plant and equipment, net	652,153	683,984	694,378
Pension and postretirement assets	411,906	386,152	120,542
Goodwill	61,890	63,177	65,395
Deferred income taxes	69,394	82,922	131,534
Lease assets	44,247	49,625	41,210
Other long-term assets	145,146	128,727	127,245
	$12,121,618	$11,051,055	$10,909,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416,703	$374,978	$430,876
Accrued liabilities	592,259	601,981	587,740
Short-term deposits, net	78,005	72,146	101,672
Short-term debt	701,384	751,286	749,037
Current portion of long-term debt, net	1,887,552	1,542,496	1,581,826
	3,675,903	3,342,887	3,451,151
Long-term deposits, net	267,785	218,180	157,701
Long-term debt, net	5,204,317	4,595,617	4,745,024
Lease liabilities	26,697	29,904	21,708
Pension and postretirement liabilities	91,362	95,299	105,833
Deferred income taxes	9,189	9,261	8,913
Other long-term liabilities	211,213	206,663	234,624
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	1,704	1,694	1,693
Additional paid-in-capital	1,564,364	1,547,011	1,531,456
Retained earnings	2,233,626	1,842,421	1,704,098
Accumulated other comprehensive loss	(242,276)	(240,919)	(455,137)
Treasury stock, at cost	(922,266)	(596,963)	(597,838)
	2,635,152	2,553,244	2,184,272
	$12,121,618	$11,051,055	$10,909,226

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 26, 2022	December 31, 2021	June 27, 2021
Balances held by consolidated variable interest entities (Note 12):
Finance receivables, net - current	$704,048	$493,543	$506,069
Other assets	$4,214	$2,982	$3,248
Finance receivables, net - non-current	$3,198,752	$1,734,428	$1,777,060
Restricted cash - current and non-current	$245,730	$144,284	$164,816
Current portion of long-term debt, net	$834,104	$569,145	$606,117
Long-term debt, net	$2,584,445	$1,330,586	$1,412,916
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 26, 2022	June 27, 2021
Net cash provided by operating activities (Note 7)	$244,186	$644,300
Cash flows from investing activities:
Capital expenditures	(55,015)	(37,568)
Origination of finance receivables	(2,511,193)	(2,294,500)
Collections on finance receivables	2,071,952	1,944,364
Other investing activities	797	2,425
Net cash used by investing activities	(493,459)	(385,279)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	495,785	—
Repayments of medium-term notes	(950,000)	(1,400,000)
Proceeds from securitization debt	1,826,891	597,411
Repayments of securitization debt	(610,205)	(664,685)
Borrowings of asset-backed commercial paper	425,253	—
Repayments of asset-backed commercial paper	(133,159)	(143,256)
Net decrease in unsecured commercial paper	(50,672)	(262,452)
Net increase in credit facilities	—	84
Net increase in deposits	55,255	179,329
Dividends paid	(47,146)	(46,209)
Repurchase of common stock	(325,828)	(10,911)
Other financing activities	(1,237)	4,324
Net cash provided (used) by financing activities	684,937	(1,746,365)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,413)	(6,878)
Net increase (decrease) in cash, cash equivalents and restricted cash	$421,251	$(1,494,222)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$2,025,219	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	421,251	(1,494,222)
Cash, cash equivalents and restricted cash, end of period	$2,446,470	$1,914,946

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$2,194,259	$1,741,968
Restricted cash	226,488	152,411
Restricted cash included in Other long-term assets	25,723	20,567
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,446,470	$1,914,946
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2021	169,364,686	$1,694	$1,547,011	$1,842,421	$(240,919)	$(596,963)	$2,553,244
Net income	—	—	—	222,502	—	—	222,502
Other comprehensive income, net of tax (Note 17)	—	—	—	—	11,309	—	11,309
Dividends ($0.1575 per share)	—	—	—	(24,056)	—	—	(24,056)
Repurchase of common stock	—	—	—	—	—	(261,737)	(261,737)
Share-based compensation	976,062	10	7,829	—	—	—	7,839
Balance, March 27, 2022	170,340,748	1,704	1,554,840	2,040,867	(229,610)	(858,700)	2,509,101
Net income	—	—	—	215,849	—	—	215,849
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(12,666)	—	(12,666)
Dividends ($0.1575 per share)	—	—	—	(23,090)	—	—	(23,090)
Repurchase of common stock	—	—	—	—	—	(64,091)	(64,091)
Share-based compensation	23,479	—	9,524	—	—	525	10,049
Balance, June 26, 2022	170,364,227	1,704	1,564,364	2,233,626	(242,276)	(922,266)	2,635,152
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2020	168,503,526	$1,685	$1,507,706	$1,284,823	$(483,417)	$(588,012)	$1,722,785
Net income	—	—	—	259,144	—	—	259,144
Other comprehensive income, net of tax (Note 17)	—	—	—	—	13,780	—	13,780
Dividends ($0.1500 per share)	—	—	—	(23,105)	—	—	(23,105)
Repurchase of common stock	—	—	—	—	—	(5,646)	(5,646)
Share-based compensation	483,326	5	9,423	—	—	—	9,428
Balance, March 28, 2021	168,986,852	1,690	1,517,129	1,520,862	(469,637)	(593,658)	1,976,386
Net loss	—	—	—	206,340	—	—	206,340
Other comprehensive income, net of tax (Note 17)	—	—	—	—	14,500	—	14,500
Dividends ($0.1500 per share)	—	—	—	(23,104)	—	—	(23,104)
Repurchase of common stock	—	—	—	—	—	(5,265)	(5,265)
Share-based compensation	322,015	3	14,327	—	—	1,085	15,415
Balance, June 27, 2021	169,308,867	1,693	1,531,456	1,704,098	(455,137)	(597,838)	2,184,272
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
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of June 26, 2022 and June 27, 2021, the Consolidated statements of operations for the three and six month periods then ended, the Consolidated statements of comprehensive income for the three and six month periods then ended, the Consolidated statements of cash flows for the six month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the six month periods ended June 26, 2022 and June 27, 2021.
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
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02). ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard (ASU 2016-13) that introduced the current expected credit losses (CECL) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has already adopted ASU 2016-13, the new guidance is effective for the fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's consolidated financial statements.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Motorcycles and Related Products Revenue:
Motorcycles	$940,046	$1,029,709	$1,999,159	$2,046,043
Parts and accessories	214,540	222,670	380,065	372,529
Apparel	77,327	55,631	128,734	105,954
Licensing	11,781	8,872	18,278	14,384
Other	22,777	14,618	43,406	24,697
	1,266,471	1,331,500	2,569,642	2,563,607
Financial Services Revenue:
Interest income	168,707	167,728	330,441	327,542
Other	33,909	32,830	64,190	63,416
	202,616	200,558	394,631	390,958
	$1,469,087	$1,532,058	$2,964,273	$2,954,565
The Company maintains certain deferred revenue balances related to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of Harley Owners Group® memberships and various financial services products. Deferred revenue is recognized as revenue as the Company performs under the contract. Deferred revenue, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows (in thousands):

	June 26, 2022	June 27, 2021
Balance, beginning of period	$40,092	$36,614
Balance, end of period	$47,061	$38,934
Previously deferred revenue recognized as revenue in the three months ended June 26, 2022 and June 27, 2021 was $7.7 million and $5.7 million, respectively, and $15.4 million and $11.8 million in the six months ended June 26, 2022 and June 27, 2021, respectively. The Company expects to recognize approximately $19.3 million of the remaining unearned revenue over the next 12 months and $27.7 million thereafter.
4. Restructuring Activities
The Company's restructuring activities are included in Restructuring (benefit) expense on the Consolidated statements of operations.
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
Since the inception of the restructuring activities in 2020 through the six months ended June 26, 2022, the Company has incurred cumulative restructuring expenses of $133.0 million, including $121.5 million and $11.5 million in the Motorcycles and Financial Services segments, respectively. This includes restructuring (benefit) expense for the three and six month periods ended June 26, 2022 and June 27, 2021 by segment as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Motorcycles and Related Products	$(264)	$807	$(392)	$214
Financial Services	—	111	—	338
	$(264)	$918	$(392)	$552

Changes in accrued restructuring expenses, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows (in thousands):

	Three months ended June 26, 2022
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$100	$1,133	$—	$1,233
Restructuring benefit	—	(264)	—	(264)
Utilized – cash	(18)	(114)	—	(132)
Utilized – non cash	—	—	—	—
Foreign currency changes	(3)	(11)	—	(14)
Balance, end of period	$79	$744	$—	$823

	Three months ended June 27, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$3,007	$4,467	$—	$7,474
Restructuring (benefit) expense	(22)	664	276	918
Utilized – cash	(1,685)	(3,008)	—	(4,693)
Utilized – non cash	—	—	(276)	(276)
Foreign currency changes	(54)	(39)	—	(93)
Balance, end of period	$1,246	$2,084	$—	$3,330

	Six months ended June 26, 2022
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$121	$2,874	$—	$2,995
Restructuring benefit	—	(392)	—	(392)
Utilized – cash	(36)	(1,728)	—	(1,764)
Utilized – non cash	—	—	—	—
Foreign currency changes	(6)	(10)	—	(16)
Balance, end of period	$79	$744	$—	$823

	Six months ended June 27, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$7,724	$16,196	$—	$23,920
Restructuring (benefit) expense	(966)	1,769	(251)	552
Utilized – cash	(5,346)	(15,790)	—	(21,136)
Utilized – non cash	—	—	251	251
Foreign currency changes	(166)	(91)	—	(257)
Balance, end of period	$1,246	$2,084	$—	$3,330
5. Income Taxes
The Company’s effective income tax rate for the six months ended June 26, 2022 was 22.7% compared to 24.5% for the six months ended June 27, 2021. The decrease in the effective income tax rate was due primarily to favorable discrete income tax benefits recognized during 2022.

6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net income	$215,849	$206,340	$438,351	$465,484

Basic weighted-average shares outstanding	147,211	153,748	149,936	153,616
Effect of dilutive securities – employee stock compensation plan	624	1,345	876	1,178
Diluted weighted-average shares outstanding	147,835	155,093	150,812	154,794
Net earnings per share:
Basic	$1.47	$1.34	$2.92	$3.03
Diluted	$1.46	$1.33	$2.91	$3.01
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.3 million and 0.5 million shares for the three months ended June 26, 2022 and June 27, 2021, respectively, and 2.4 million and 0.5 million shares for the six months ended June 26, 2022 and June 27, 2021, respectively.
7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	June 26, 2022	December 31, 2021	June 27, 2021
Mutual funds	$38,779	$49,650	$52,434
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Motorcycle finished goods inventories include motorcycles that are ready for sale and motorcycles that are substantially complete but awaiting installation of certain components affected by global supply chain constraints. Inventories, net consisted of the following (in thousands):

	June 26, 2022	December 31, 2021	June 27, 2021
Raw materials and work in process	$384,658	$347,915	$245,562
Motorcycle finished goods	277,614	345,956	187,708
Parts and accessories and apparel	152,221	103,191	78,461
Inventory at lower of FIFO cost or net realizable value	814,493	797,062	511,731
Excess of FIFO over LIFO cost	(87,907)	(84,120)	(54,083)
	$726,586	$712,942	$457,648
Deposits – Harley-Davidson Financial Services offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $345.8 million, $290.3 million and $259.4 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 26, 2022, December 31, 2021, and June 27, 2021, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Future maturities of the Company's certificates of deposit as of June 26, 2022 were as follows (in thousands):

2022	$28,475
2023	80,281
2024	80,378
2025	24,006
2026	79,742
Thereafter	54,158
Future maturities	347,040
Unamortized fees	(1,250)
$345,790
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Six months ended
	June 26, 2022	June 27, 2021
Cash flows from operating activities:
Net income	$438,351	$465,484
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	77,389	81,323
Amortization of deferred loan origination costs	47,101	40,089
Amortization of financing origination fees	7,637	7,224
Provision for long-term employee benefits	(9,844)	13,366
Employee benefit plan contributions and payments	(5,466)	(11,055)
Stock compensation expense	19,765	23,340
Net change in wholesale finance receivables related to sales	(201,326)	(129,819)
Provision for credit losses	57,955	(6,273)
Deferred income taxes	2,475	12,732
Other, net	11,102	(2,065)
Changes in current assets and liabilities:
Accounts receivable, net	(134,605)	(124,738)
Finance receivables – accrued interest and other	4,255	9,691
Inventories, net	(33,986)	58,366
Accounts payable and accrued liabilities	(4,239)	196,606
Other current assets	(32,378)	10,029
	(194,165)	178,816
Net cash provided by operating activities	$244,186	$644,300
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

Finance receivables, net were as follows (in thousands):

	June 26, 2022	December 31, 2021	June 27, 2021
Retail finance receivables	$6,847,651	$6,493,519	$6,663,518
Wholesale finance receivables	608,170	417,781	584,247
	7,455,821	6,911,300	7,247,765
Allowance for credit losses	(352,137)	(339,379)	(358,811)
	$7,103,684	$6,571,921	$6,888,954
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company’s outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. During the second quarter of 2022, the U.S. economy and the Company’s outlook on economic conditions remained largely unchanged from the first quarter of 2022. The pace of economic recovery remained uncertain as demonstrated by rising inflation, muted consumer confidence, continued global supply chain disruptions, and the conflict in Ukraine, among other factors. As such, at the end of the second quarter of 2022, the Company’s outlook on economic conditions included slow economic improvement with risk of a near-term recession in its economic scenario weighting.
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

Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended June 26, 2022			Six months ended June 26, 2022
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$327,206	$13,267	$340,473	$326,320	$13,059	$339,379
Provision for credit losses	32,954	(3,821)	29,133	61,568	(3,613)	57,955
Charge-offs	(32,058)	—	(32,058)	(73,862)	—	(73,862)
Recoveries	14,589	—	14,589	28,665	—	28,665
Balance, end of period	$342,691	$9,446	$352,137	$342,691	$9,446	$352,137
	Three months ended June 27, 2021			Six months ended June 27, 2021
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$327,060	$19,173	$346,233	$371,738	$19,198	$390,936
Provision for credit losses	19,053	(2,852)	16,201	(3,396)	(2,877)	(6,273)
Charge-offs	(17,107)	—	(17,107)	(51,696)	—	(51,696)
Recoveries	13,484	—	13,484	25,844	—	25,844
Balance, end of period	$342,490	$16,321	$358,811	$342,490	$16,321	$358,811
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	June 26, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$703,972	$780,335	$364,514	$225,193	$111,097	$50,527	$2,235,638
Prime	923,272	1,107,587	546,653	348,801	194,109	134,420	3,254,842
Sub-prime	287,448	379,189	211,288	139,507	78,111	73,359	1,168,902
	1,914,692	2,267,111	1,122,455	713,501	383,317	258,306	6,659,382
Canadian Retail:
Super prime	35,811	40,084	24,426	18,702	8,819	3,085	130,927
Prime	11,623	13,831	9,767	7,022	4,458	3,267	49,968
Sub-prime	1,415	1,844	1,628	1,186	743	558	7,374
	48,849	55,759	35,821	26,910	14,020	6,910	188,269
	$1,963,541	$2,322,870	$1,158,276	$740,411	$397,337	$265,216	$6,847,651

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$1,010,636	$484,479	$316,390	$171,763	$65,753	$27,424	$2,076,445
Prime	1,391,385	712,858	470,177	277,206	142,288	82,169	3,076,083
Sub-prime	476,688	273,787	182,002	105,330	61,923	51,035	1,150,765
	2,878,709	1,471,124	968,569	554,299	269,964	160,628	6,303,293
Canadian Retail:
Super prime	51,779	32,724	27,073	13,984	4,619	1,614	131,793
Prime	16,882	12,675	9,244	6,230	3,628	1,779	50,438
Sub-prime	2,356	2,134	1,571	947	606	381	7,995
	71,017	47,533	37,888	21,161	8,853	3,774	190,226
	$2,949,726	$1,518,657	$1,006,457	$575,460	$278,817	$164,402	$6,493,519

	June 27, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$632,627	$634,661	$429,884	$250,679	$106,124	$53,347	$2,107,322
Prime	876,007	911,265	619,597	380,662	208,176	140,807	3,136,514
Sub-prime	313,302	352,221	233,934	137,060	83,886	81,538	1,201,941
	1,821,936	1,898,147	1,283,415	768,401	398,186	275,692	6,445,777
Canadian Retail:
Super prime	38,562	42,967	37,461	20,709	8,625	3,374	151,698
Prime	12,468	15,872	11,990	8,254	5,007	3,182	56,773
Sub-prime	1,856	2,727	1,998	1,263	819	607	9,270
	52,886	61,566	51,449	30,226	14,451	7,163	217,741
	$1,874,822	$1,959,713	$1,334,864	$798,627	$412,637	$282,855	$6,663,518
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

The amortized cost of the Company's wholesale financial receivables, by vintage and credit quality indicator, was as follows (in thousands):

	June 26, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	540,284	45,976	7,871	4,153	9,247	639	608,170
	$540,284	$45,976	$7,871	$4,153	$9,247	$639	$608,170

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	380,211	11,379	11,047	10,565	3,662	917	417,781
	$380,211	$11,379	$11,047	$10,565	$3,662	$917	$417,781

	June 27, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	500,490	38,408	26,449	11,888	4,581	2,431	584,247
	$500,490	$38,408	$26,449	$11,888	$4,581	$2,431	$584,247
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against Financial Services interest income when the account is charged-off. The Company reversed $4.2 million and $3.3 million of accrued interest against Financial Services interest income during the three months ended June 26, 2022 and June 27, 2021, respectively, and $9.1 million and $8.5 million during the six months ended June 26, 2022 and June 27, 2021, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of June 26, 2022, December 31, 2021 and June 27, 2021, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and six months ended June 26, 2022 and June 27, 2021. As such, the Company did not reverse any accrued interest in those periods. There were no dealers on non-accrual status at June 26, 2022, December 31, 2021, and June 27, 2021.
The aging analysis of the Company's finance receivables was as follows (in thousands):

	June 26, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,660,108	$117,436	$38,855	$31,252	$187,543	$6,847,651
Wholesale finance receivables	608,169	—	1	—	1	608,170
	$7,268,277	$117,436	$38,856	$31,252	$187,544	$7,455,821

	December 31, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,298,485	$115,942	$44,326	$34,766	$195,034	$6,493,519
Wholesale finance receivables	417,720	9	1	51	61	417,781
	$6,716,205	$115,951	$44,327	$34,817	$195,095	$6,911,300

	June 27, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,531,560	$87,853	$27,300	$16,805	$131,958	$6,663,518
Wholesale finance receivables	584,154	39	—	54	93	584,247
	$7,115,714	$87,892	$27,300	$16,859	$132,051	$7,247,765
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of June 26, 2022, December 31, 2021 and June 27, 2021. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. From the second quarter of 2020 through the end of the second quarter of 2021, in response to the impact of the COVID-19 pandemic, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. The Company continues to grant standard payment extensions to customers in accordance with its policies.
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
The Company periodically utilizes treasury rate lock contracts to fix the interest rate on a portion of the principal related to an anticipated issuance of long-term debt and cross-currency swaps to mitigate the effect of foreign currency exchange rate fluctuations on its foreign currency-denominated debt. The Company also utilizes interest rate caps to facilitate certain asset-backed securitization transactions.

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
Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in Other comprehensive (loss) income (OCI) and subsequently reclassified into income when the hedged item affects income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a designated hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in income. Cash flow activity associated with the Company's derivative financial instruments is recorded in Cash flows from operating activities on the Consolidated statement of cash flow.
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	June 26, 2022			December 31, 2021			June 27, 2021
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$435,208	$18,960	$1,004	$562,262	$14,644	$1,388	$493,919	$7,015	$3,433
Commodity contracts	834	228	—	996	19	39	735	134	—
Cross-currency swaps	1,383,390	386	54,954	1,367,460	35,071	—	1,396,542	88,730	—
	$1,819,432	$19,574	$55,958	$1,930,718	$49,734	$1,427	$1,891,196	$95,879	$3,433

	Derivative Financial Instruments Not Designated as Hedging Instruments
	June 26, 2022			December 31, 2021			June 27, 2021
	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities	Notional Value	Other Current Assets	Accrued Liabilities
Foreign currency contracts	$—	$—	$—	$241,935	$1,299	$916	$151,252	$215	$401
Commodity contracts	9,857	1,107	987	10,631	641	18	9,112	1,219	2
Interest rate caps	1,286,262	1,860	—	504,526	360	—	721,850	151	—
	$1,296,119	$2,967	$987	$757,092	$2,300	$934	$882,214	$1,585	$403

The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Foreign currency contracts	$19,328	$(1,861)	$27,772	$12,176	$9,627	$(7,594)	$15,282	$(12,547)
Commodity contracts	166	153	728	156	254	3	480	(29)
Cross-currency swaps	(73,403)	15,282	(89,639)	(49,892)	(80,466)	21,613	(106,266)	(44,175)
Treasury rate lock contracts	—	—	—	—	(117)	(124)	(244)	(248)
Interest rate swaps	—	—	—	397	—	—	—	(2,689)
	$(53,909)	$13,574	$(61,139)	$(37,163)	$(70,702)	$13,898	$(90,748)	$(59,688)
The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended June 26, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$879,721	$235,233	$7,720	$47,649

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$9,627	$—	$—	$—
Commodity contracts	$254	$—	$—	$—
Cross-currency swaps	$—	$(80,466)	$—	$—
Treasury rate lock contracts	$—	$—	$(90)	$(27)
	Three months ended June 27, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$924,449	$261,509	$7,722	$48,621

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(7,594)	$—	$—	$—
Commodity contracts	$3	$—	$—	$—
Cross-currency swaps	$—	$21,613	$—	$—
Treasury rate lock contracts	$—	$—	$(90)	$(34)

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Six months ended June 26, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,775,257	$474,858	$15,431	$89,748

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$15,282	$—	$—	$—
Commodity contracts	$480	$—	$—	$—
Cross-currency swaps	$—	$(106,266)	$—	$—
Treasury rate lock contracts	$—	$—	$(181)	$(63)
	Six months ended June 27, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,736,071	$493,353	$15,430	$104,328

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(12,547)	$—	$—	$—
Commodity contracts	$(29)	$—	$—	$—
Cross-currency swaps	$—	$(44,175)	$—	$—
Treasury rate lock contracts	$—	$—	$(181)	$(67)
Interest rate swaps	$—	$—	$—	$(2,689)
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at June 26, 2022, estimated to be reclassified into income over the next 12 months was $4.7 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold. Gains on interest rate caps were recorded in Financial Services revenue and related losses were recorded in Selling, administrative & engineering expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Foreign currency contracts	$9,793	$(1,919)	$6,287	$(5,548)
Commodity contracts	(1,155)	722	1,232	1,426
Interest rate caps	(1,682)	(19)	18	104
	$6,956	$(1,216)	$7,537	$(4,018)
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
Operating lease expense for the three months ended June 26, 2022 and June 27, 2021 was $6.3 million and $6.2 million, respectively, and $13.0 million and $13.8 million for the six months ended June 26, 2022 and June 27, 2021, respectively. This includes variable lease costs related to assets used in manufacturing and distribution processes of approximately $0.8 million and $1.3 million for the three months ended June 26, 2022 and June 27, 2021, respectively, and $1.8 million and $3.7 million for the six months ended June 26, 2022 and June 27, 2021, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases was as follows (in thousands):

	June 26, 2022	December 31, 2021	June 27, 2021
Lease assets	$44,247	$49,625	$41,210

Accrued liabilities	$16,515	$17,369	$16,003
Lease liabilities	26,697	29,904	21,708
	$43,212	$47,273	$37,711
Future maturities of the Company's operating lease liabilities as of June 26, 2022 were as follows (in thousands):

2022	$9,799
2023	13,715
2024	8,147
2025	5,972
2026	5,009
Thereafter	1,953
Future lease payments	44,595
Present value discount	(1,383)
Lease liabilities	$43,212

Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Cash outflows for amounts included in the measurement of lease liabilities	$4,637	$10,777	$9,594	$15,723
ROU assets obtained in exchange for lease obligations, net of modifications	$5,075	$895	$6,354	$6,200

	June 26, 2022	December 31, 2021	June 27, 2021
Weighted-average remaining lease term (in years)	3.51	3.86	3.76
Weighted-average discount rate	2.0%	1.9%	2.7%
11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	June 26, 2022	December 31, 2021	June 27, 2021
Unsecured commercial paper	$701,384	$751,286	$749,037
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		June 26, 2022	December 31, 2021	June 27, 2021
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$77,984	$85,054	$87,439
Asset-backed U.S. commercial paper conduit facility		570,628	272,589	291,511
Asset-backed securitization debt		2,860,810	1,634,753	1,735,706
Unamortized discounts and debt issuance costs		(12,889)	(7,611)	(8,184)
		3,496,533	1,984,785	2,106,472
Unsecured notes (at par value):
Medium-term notes:
Due in 2022, issued February 2019	4.05%	—	550,000	550,000
Due in 2022, issued June 2017	2.55%	—	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	681,837	737,302	773,825
Due in 2024, issued November 2019(b)	3.14%	629,388	680,586	714,300
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2027, issued February 2022	3.05%	500,000	—	—
Unamortized discounts and debt issuance costs		(10,905)	(9,228)	(12,068)
		2,850,320	3,408,660	3,476,057

		June 26, 2022	December 31, 2021	June 27, 2021
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(4,984)	(5,332)	(5,679)
		745,016	744,668	744,321
		3,595,336	4,153,328	4,220,378
Long-term debt		7,091,869	6,138,113	6,326,850
Current portion of long-term debt, net		(1,887,552)	(1,542,496)	(1,581,826)
Long-term debt, net		$5,204,317	$4,595,617	$4,745,024
(a)€650.0 million par value remeasured to U.S. dollar at June 26, 2022, December 31, 2021, and June 27, 2021, respectively
(b)€600.0 million par value remeasured to U.S. dollar at June 26, 2022, December 31, 2021, and June 27, 2021, respectively

Future principal payments of the Company's debt obligations as of June 26, 2022 were as follows (in thousands):

2022	$1,196,321
2023	1,848,914
2024	1,391,946
2025	1,923,342
2026	556,601
Thereafter	904,907
Future principal payments	7,822,031
Unamortized discounts and debt issuance costs	(28,778)
$7,793,253
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	June 26, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$3,477,839	$(173,853)	$202,029	$3,432	$3,509,447	$2,847,921
Asset-backed U.S. commercial paper conduit facility	630,305	(31,491)	43,701	782	643,297	570,628
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	88,197	(3,598)	6,481	76	91,156	77,984
	$4,196,341	$(208,942)	$252,211	$4,290	$4,243,900	$3,496,533

	December 31, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,048,194	$(102,779)	$123,717	$2,328	$2,071,460	$1,627,142
Asset-backed U.S. commercial paper conduit facility	297,454	(14,898)	20,567	654	303,777	272,589
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	97,180	(3,990)	6,191	139	99,520	85,054
	$2,442,828	$(121,667)	$150,475	$3,121	$2,474,757	$1,984,785

	June 27, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,090,041	$(107,174)	$140,276	$2,522	$2,125,665	$1,727,522
Asset-backed U.S. commercial paper conduit facility	316,467	(16,205)	24,540	726	325,528	291,511
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	98,905	(4,236)	8,162	129	102,960	87,439
	$2,505,413	$(127,615)	$172,978	$3,377	$2,554,153	$2,106,472
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2023 to 2030.

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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2022			2021
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$663.1	$600.0	$597.4
Second quarter	2,176.4	1,836.3	1,826.9	—	—	—
	$2,176.4	$1,836.3	$1,826.9	$663.1	$600.0	$597.4
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR, with provisions for a transition to other benchmark rates, generally aligning to recommendations published by the Alternative Reference Rates Committee convened by the Federal Reserve Board and Federal Reserve Bank of New York. In each of these cases, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 26, 2022, the U.S. Conduit Facility has an expiration date of November 18, 2022.
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
During the second quarter of 2022, the Company transferred $420.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $362.8 million of debt under the U.S. Conduit Facility. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the first half of 2021.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2022, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 26, 2022, the Canadian Conduit has an expiration date of June 30, 2023.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $13.2 million at June 26, 2022. The maximum exposure is not an indication of the Company's expected loss exposure.
There were no finance receivable transfers under the Canadian Conduit during the second quarter of 2022 or the first half of 2021. During the first quarter of 2022, the Company transferred $25.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.2 million.
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
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 26, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,936,000	$1,936,000	$—
Marketable securities	38,779	38,779	—
Derivative financial instruments	22,541	—	22,541
	$1,997,320	$1,974,779	$22,541
Liabilities:
Derivative financial instruments	$56,945	$—	$56,945
	December 31, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,617,887	$1,337,900	$279,987
Marketable securities	49,650	49,650	—
Derivative financial instruments	52,034	—	52,034
	$1,719,571	$1,387,550	$332,021
Liabilities:
Derivative financial instruments	$2,361	$—	$2,361

	June 27, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,439,400	$1,274,400	$165,000
Marketable securities	52,434	52,434	—
Derivative financial instruments	97,464	—	97,464
	$1,589,298	$1,326,834	$262,464
Liabilities:
Derivative financial instruments	$3,836	$—	$3,836
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $16.1 million, $18.3 million and $16.6 million at June 26, 2022, December 31, 2021 and June 27, 2021, respectively, for which the fair value adjustment was an increase of $1.4 million, a decrease of $2.9 million and an increase of $0.6 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	June 26, 2022		December 31, 2021		June 27, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,329,371	$7,103,684	$6,794,499	$6,571,921	$7,141,608	$6,888,954
Liabilities:
Deposits, net	$364,938	$345,790	$293,602	$290,326	$260,338	$259,373
Debt:
Unsecured commercial paper	$701,384	$701,384	$751,286	$751,286	$749,037	$749,037
Asset-backed U.S. commercial paper conduit facility	$570,628	$570,628	$272,589	$272,589	$291,511	$291,511
Asset-backed Canadian commercial paper conduit facility	$77,984	$77,984	$85,054	$85,054	$87,439	$87,439
Asset-backed securitization debt	$2,831,401	$2,847,921	$1,633,749	$1,627,142	$1,744,841	$1,727,522
Medium-term notes	$2,762,208	$2,850,320	$3,513,815	$3,408,660	$3,651,957	$3,476,057
Senior notes	$703,629	$745,016	$790,373	$744,668	$804,187	$744,321
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

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Balance, beginning of period	$65,095	$72,427	$61,621	$69,208
Warranties issued during the period	9,744	12,818	20,455	24,490
Settlements made during the period	(10,060)	(10,378)	(17,156)	(18,963)
Recalls and changes to pre-existing warranty liabilities	(3,052)	(1,241)	(3,193)	(1,109)
Balance, end of period	$61,727	$73,626	$61,727	$73,626
The liability for recall campaigns, included in the balance above, was $14.6 million, $16.9 million and $24.0 million at June 26, 2022, December 31, 2021 and June 27, 2021, respectively.

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

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Pension and SERPA Benefits:
Service cost	$4,763	$6,348	$9,525	$12,696
Interest cost	15,472	15,472	30,945	30,942
Expected return on plan assets	(31,476)	(32,720)	(62,952)	(65,440)
Amortization of unrecognized:
Prior service credit	(328)	(312)	(656)	(624)
Net loss	7,978	18,386	15,956	36,772
Settlement (gain) loss	—	—	(256)	816
Net periodic benefit (income) cost	$(3,591)	$7,174	$(7,438)	$15,162
Postretirement Healthcare Benefits:
Service cost	$1,161	$1,288	$2,322	$2,576
Interest cost	1,904	1,626	3,808	3,252
Expected return on plan assets	(3,809)	(3,495)	(7,618)	(6,990)
Amortization of unrecognized:
Prior service credit	(581)	(581)	(1,162)	(1,162)
Net loss	122	264	244	528
Net periodic benefit income	$(1,203)	$(898)	$(2,406)	$(1,796)
There are no required or planned voluntary qualified pension plan contributions for 2022. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
16. Commitments and Contingencies
Litigation and Other Claims – The Company is subject to lawsuits and other claims related to product, product recall, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and there are no material exposures to loss in excess of amounts accrued and insured for losses related to these matters.
Supply Matter – During the second quarter of 2022, the Company received information from a third-party supplier concerning a regulatory compliance matter relating to the supplier's component part. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments (excluding LiveWire models) for approximately two weeks during the second quarter of 2022. The Company continues to work through the regulatory compliance matter with its relevant suppliers and at this time does not expect that this matter will result in additional costs or recall expenses that are material. Given the uncertainties related to this matter, the Company is currently unable to reasonably estimate any potential additional costs or recall expenses it may incur.

LiveWire Transaction – On December 13, 2021, the Company and AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company (SPAC), announced that they have entered into a definitive business combination agreement under which LiveWire, the Company's electric motorcycle division, will become a separate business of the Company and combine with ABIC to create a new publicly traded company. The parties expect that the transaction will be financed by ABIC’s $400 million cash held in trust (assuming no redemptions by ABIC’s shareholders in the context of the transaction), a $100 million cash investment from the Company, and a $100 million investment from an independent strategic investor, Kwang Yang Motor Co., Ltd. (KYMCO). In addition, to the extent any shares of the SPAC are redeemed, the Company will invest an additional amount equal to the dollar value of such redemptions up to a maximum of $100 million.
The transaction, which has been approved by the boards of directors of both the Company and ABIC, is now expected to close at the beginning of the Company's 2022 fourth fiscal quarter. The consummation of the business combination is subject to the approval of ABIC’s shareholders and other conditions. Upon closing of the transaction, the Company will retain a controlling financial interest in LiveWire. As the controlling shareholder following the transaction, the Company will continue to consolidate LiveWire’s results, with additional adjustments to recognize non-controlling shareholder interests.
17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended June 26, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(48,522)	$7,923	$(189,011)	$(229,610)
Other comprehensive loss, before reclassifications	(31,600)	(53,909)	—	(85,509)
Income tax benefit	579	11,731	—	12,310
	(31,021)	(42,178)	—	(73,199)
Reclassifications:
Net loss on derivative financial instruments	—	70,702	—	70,702
Prior service credits(a)	—	—	(909)	(909)
Actuarial losses(a)	—	—	8,100	8,100
Reclassifications before tax	—	70,702	7,191	77,893
Income tax expense	—	(15,672)	(1,688)	(17,360)
	—	55,030	5,503	60,533
Other comprehensive (loss) income	(31,021)	12,852	5,503	(12,666)
Balance, end of period	$(79,543)	$20,775	$(183,508)	$(242,276)

	Three months ended June 27, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(24,927)	$(28,586)	$(416,124)	$(469,637)
Other comprehensive income, before reclassifications	1,722	13,574	—	15,296
Income tax expense	(307)	(2,994)	—	(3,301)
	1,415	10,580	—	11,995
Reclassifications:
Net gain on derivative financial instruments	—	(13,898)	—	(13,898)
Prior service credits(a)	—	—	(893)	(893)
Actuarial losses(a)	—	—	18,650	18,650
Reclassifications before tax	—	(13,898)	17,757	3,859
Income tax benefit (expense)	—	2,816	(4,170)	(1,354)
	—	(11,082)	13,587	2,505
Other comprehensive income (loss)	1,415	(502)	13,587	14,500
Balance, end of period	$(23,512)	$(29,088)	$(402,537)	$(455,137)

	Six months ended June 26, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(35,404)	(61,139)	—	(96,543)
Income tax benefit	262	13,224	—	13,486
	(35,142)	(47,915)	—	(83,057)
Reclassifications:
Net loss on derivative financial instruments	—	90,748	—	90,748
Prior service credits(a)	—	—	(1,818)	(1,818)
Actuarial losses(a)	—	—	16,200	16,200
Reclassifications before tax	—	90,748	14,382	105,130
Income tax expense	—	(20,053)	(3,377)	(23,430)
	—	70,695	11,005	81,700
Other comprehensive (loss) income	(35,142)	22,780	11,005	(1,357)
Balance, end of period	$(79,543)	$20,775	$(183,508)	$(242,276)

	Six months ended June 27, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive loss, before reclassifications	(15,352)	(37,163)	—	(52,515)
Income tax (expense) benefit	(571)	8,098	—	7,527
	(15,923)	(29,065)	—	(44,988)
Reclassifications:
Net loss on derivative financial instruments	—	59,688	—	59,688
Prior service credits(a)	—	—	(1,786)	(1,786)
Actuarial losses(a)	—	—	37,300	37,300
Reclassifications before tax	—	59,688	35,514	95,202
Income tax expense	—	(13,595)	(8,339)	(21,934)
	—	46,093	27,175	73,268
Other comprehensive (loss) income	(15,923)	17,028	27,175	28,280
Balance, end of period	$(23,512)	$(29,088)	$(402,537)	$(455,137)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Motorcycles and Related Products:
Motorcycles revenue	$1,266,471	$1,331,500	$2,569,642	$2,563,607
Gross profit	386,750	407,051	794,385	827,536
Selling, administrative and engineering expense	195,327	220,422	400,215	413,968
Restructuring (benefit) expense	(264)	807	(392)	214
Operating income	191,687	185,822	394,562	413,354
Financial Services:
Financial Services revenue	202,616	200,558	394,631	390,958
Financial Services expense	116,688	105,909	222,346	177,440
Restructuring expense	—	111	—	338
Operating income	85,928	94,538	172,285	213,180
Operating income	$277,615	$280,360	$566,847	$626,534

Total assets for the Motorcycles and Financial Services segments were $3.0 billion and $9.1 billion, respectively, as of June 26, 2022, $3.3 billion and $7.7 billion, respectively, as of December 31, 2021, and $2.8 billion and $8.2 billion, respectively, as of June 27, 2021.
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

	Three months ended June 26, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,269,592	$—	$(3,121)	$1,266,471
Financial Services	—	203,386	(770)	202,616
	1,269,592	203,386	(3,891)	1,469,087
Costs and expenses:
Motorcycles and Related Products cost of goods sold	879,721	—	—	879,721
Financial Services interest expense	—	47,649	—	47,649
Financial Services provision for credit losses	—	29,133	—	29,133
Selling, administrative and engineering expense	195,939	43,028	(3,734)	235,233
Restructuring benefit	(264)	—	—	(264)
	1,075,396	119,810	(3,734)	1,191,472
Operating income	194,196	83,576	(157)	277,615
Other income, net	10,055	—	—	10,055
Investment loss	(3,530)	—	—	(3,530)
Interest expense	7,720	—	—	7,720
Income before income taxes	193,001	83,576	(157)	276,420
Provision for income taxes	40,994	19,577	—	60,571
Net income	$152,007	$63,999	$(157)	$215,849

	Six months ended June 26, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$2,575,885	$—	$(6,243)	$2,569,642
Financial Services	—	395,776	(1,145)	394,631
	2,575,885	395,776	(7,388)	2,964,273
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,775,257	—	—	1,775,257
Financial Services interest expense	—	89,748	—	89,748
Financial Services provision for credit losses	—	57,955	—	57,955
Selling, administrative and engineering expense	401,356	80,886	(7,384)	474,858
Restructuring benefit	(392)	—	—	(392)
	2,176,221	228,589	(7,384)	2,397,426
Operating income	399,664	167,187	(4)	566,847
Other income, net	21,085	—	—	21,085
Investment loss	(5,509)	—	—	(5,509)
Interest expense	15,431	—		15,431
Income before income taxes	399,809	167,187	(4)	566,992
Provision for income taxes	88,841	39,800	—	128,641
Net income	$310,968	$127,387	$(4)	$438,351

	Three months ended June 27, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,336,970	$—	$(5,470)	$1,331,500
Financial Services	—	199,637	921	200,558
	1,336,970	199,637	(4,549)	1,532,058
Costs and expenses:
Motorcycles and Related Products cost of goods sold	924,449	—	—	924,449
Financial Services interest expense	—	48,621	—	48,621
Financial Services provision for credit losses	—	16,201	—	16,201
Selling, administrative and engineering expense	223,512	42,091	(4,094)	261,509
Restructuring expense	807	111	—	918
	1,148,768	107,024	(4,094)	1,251,698
Operating income	188,202	92,613	(455)	280,360
Other income, net	690	—	—	690
Investment income	122,731	—	(120,000)	2,731
Interest expense	7,722	—	—	7,722
Income before income taxes	303,901	92,613	(120,455)	276,059
Provision for income taxes	49,570	20,149	—	69,719
Net income	$254,331	$72,464	$(120,455)	$206,340

	Six months ended June 27, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$2,575,437	$—	$(11,830)	$2,563,607
Financial Services	—	388,387	2,571	390,958
	2,575,437	388,387	(9,259)	2,954,565
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,736,071	—	—	1,736,071
Financial Services interest expense	—	104,328	—	104,328
Financial Services provision for credit losses	—	(6,273)	—	(6,273)
Selling, administrative and engineering expense	419,872	82,366	(8,885)	493,353
Restructuring expense	214	338	—	552
	2,156,157	180,759	(8,885)	2,328,031
Operating income	419,280	207,628	(374)	626,534
Other income, net	967	—	—	967
Investment income	124,133	—	(120,000)	4,133
Interest expense	15,430	—	—	15,430
Income before income taxes	528,950	207,628	(120,374)	616,204
Provision for income taxes	105,566	45,154	—	150,720
Net income	$423,384	$162,474	$(120,374)	$465,484

	June 26, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$600,091	$1,594,168	$—	$2,194,259
Accounts receivable, net	617,220	—	(315,171)	302,049
Finance receivables, net	—	1,674,970	—	1,674,970
Inventories, net	726,586	—	—	726,586
Restricted cash	—	226,488	—	226,488
Other current assets	148,632	48,079	(12,895)	183,816
	2,092,529	3,543,705	(328,066)	5,308,168
Finance receivables, net	—	5,428,714	—	5,428,714
Property, plant and equipment, net	626,230	25,923	—	652,153
Pension and postretirement assets	411,906	—	—	411,906
Goodwill	61,890	—	—	61,890
Deferred income taxes	16,640	75,754	(23,000)	69,394
Lease assets	37,616	6,631	—	44,247
Other long-term assets	209,006	41,616	(105,476)	145,146
	$3,455,817	$9,122,343	$(456,542)	$12,121,618
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,994	$347,880	$(315,171)	$416,703
Accrued liabilities	447,055	156,995	(11,791)	592,259
Short-term deposits, net	—	78,005	—	78,005
Short-term debt	—	701,384	—	701,384
Current portion of long-term debt, net	—	1,887,552	—	1,887,552
	831,049	3,171,816	(326,962)	3,675,903
Long-term deposits, net	—	267,785	—	267,785
Long-term debt, net	745,016	4,459,301	—	5,204,317
Lease liabilities	19,995	6,702	—	26,697
Pension and postretirement liabilities	91,362	—	—	91,362
Deferred income taxes	30,092	1,458	(22,361)	9,189
Other long-term liabilities	153,846	55,164	2,203	211,213
Commitments and contingencies (Note 16)
Shareholders’ equity	1,584,457	1,160,117	(109,422)	2,635,152
	$3,455,817	$9,122,343	$(456,542)	$12,121,618

	June 27, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$923,505	$818,463	$—	$1,741,968
Accounts receivable, net	643,505	—	(380,052)	263,453
Finance receivables, net	—	1,629,636	—	1,629,636
Inventories, net	457,648	—	—	457,648
Restricted cash	—	152,411	—	152,411
Other current assets	91,735	132,753	—	224,488
	2,116,393	2,733,263	(380,052)	4,469,604
Finance receivables, net	—	5,259,318	—	5,259,318
Property, plant and equipment, net	663,549	30,829	—	694,378
Pension and postretirement assets	120,542	—	—	120,542
Goodwill	65,395	—	—	65,395
Deferred income taxes	48,710	83,615	(791)	131,534
Lease assets	33,433	7,777	—	41,210
Other long-term assets	188,535	35,427	(96,717)	127,245
	$3,236,557	$8,150,229	$(477,560)	$10,909,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,792	$416,136	$(380,052)	$430,876
Accrued liabilities	483,470	103,131	1,139	587,740
Short-term deposits, net	—	101,672	—	101,672
Short-term debt	—	749,037	—	749,037
Current portion of long-term debt, net	—	1,581,826	—	1,581,826
	878,262	2,951,802	(378,913)	3,451,151
Long-term deposits, net	—	157,701	—	157,701
Long-term debt, net	744,321	4,000,703	—	4,745,024
Lease liabilities	14,626	7,082	—	21,708
Pension and postretirement liabilities	105,833	—	—	105,833
Deferred income taxes	7,166	1,747	—	8,913
Other long-term liabilities	183,600	48,521	2,503	234,624
Commitments and contingencies (Note 16)
Shareholders’ equity	1,302,749	982,673	(101,150)	2,184,272
	$3,236,557	$8,150,229	$(477,560)	$10,909,226

	Six months ended June 26, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$310,968	$127,387	$(4)	$438,351
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	73,098	4,291	—	77,389
Amortization of deferred loan origination costs	—	47,101	—	47,101
Amortization of financing origination fees	348	7,289	—	7,637
Provision for long-term employee benefits	(9,844)	—	—	(9,844)
Employee benefit plan contributions and payments	(5,466)	—	—	(5,466)
Stock compensation expense	18,341	1,424	—	19,765
Net change in wholesale finance receivables related to sales	—	—	(201,326)	(201,326)
Provision for credit losses	—	57,955	—	57,955
Deferred income taxes	4,312	(1,431)	(406)	2,475
Other, net	5,678	5,420	4	11,102
Changes in current assets and liabilities:
Accounts receivable, net	(347,250)	—	212,645	(134,605)
Finance receivables – accrued interest and other	—	4,255	—	4,255
Inventories, net	(33,986)	—	—	(33,986)
Accounts payable and accrued liabilities	(5,423)	223,086	(221,902)	(4,239)
Other current assets	(48,633)	6,592	9,663	(32,378)
	(348,825)	355,982	(201,322)	(194,165)
Net cash (used) provided by operating activities	(37,857)	483,369	(201,326)	244,186
Cash flows from investing activities:
Capital expenditures	(53,694)	(1,321)	—	(55,015)
Origination of finance receivables	—	(4,379,674)	1,868,481	(2,511,193)
Collections on finance receivables	—	3,739,107	(1,667,155)	2,071,952
Other investing activities	797	—	$—	797
Net cash used by investing activities	(52,897)	(641,888)	201,326	(493,459)

	Six months ended June 26, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(950,000)	—	(950,000)
Proceeds from securitization debt	—	1,826,891	—	1,826,891
Repayments of securitization debt	—	(610,205)	—	(610,205)
Borrowings of asset-backed commercial paper	—	425,253	—	425,253
Repayments of asset-backed commercial paper	—	(133,159)	—	(133,159)
Net increase in unsecured commercial paper	—	(50,672)	—	(50,672)
Net increase in deposits	—	55,255	—	55,255
Dividends paid	(47,146)	—	—	(47,146)
Repurchase of common stock	(325,828)	—	—	(325,828)
Other financing activities	(1,237)	—	—	(1,237)
Net cash (used) provided by financing activities	(374,211)	1,059,148	—	684,937
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,149)	(1,264)	—	(14,413)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(478,114)	$899,365	$—	$421,251

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net (decrease) increase in cash, cash equivalents and restricted cash	(478,114)	899,365	—	421,251
Cash, cash equivalents and restricted cash, end of period	$600,091	$1,846,379	$—	$2,446,470

	Six months ended June 27, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$423,384	$162,474	$(120,374)	$465,484
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	76,749	4,574	—	81,323
Amortization of deferred loan origination costs	—	40,089	—	40,089
Amortization of financing origination fees	344	6,880	—	7,224
Provision for long-term employee benefits	13,366	—	—	13,366
Employee benefit plan contributions and payments	(11,055)	—	—	(11,055)
Stock compensation expense	21,550	1,790	—	23,340
Net change in wholesale finance receivables related to sales	—	—	(129,819)	(129,819)
Provision for credit losses	—	(6,273)	—	(6,273)
Deferred income taxes	6,505	6,597	(370)	12,732
Other, net	(2,092)	(347)	374	(2,065)
Changes in current assets and liabilities:
Accounts receivable, net	(427,762)	—	303,024	(124,738)
Finance receivables – accrued interest and other	—	9,691	—	9,691
Inventories, net	58,366	—	—	58,366
Accounts payable and accrued liabilities	182,066	313,178	(298,638)	196,606
Other current assets	8,615	5,145	(3,731)	10,029
	(73,348)	381,324	(129,160)	178,816
Net cash provided by operating activities	350,036	543,798	(249,534)	644,300
Cash flows from investing activities:
Capital expenditures	(36,104)	(1,464)	—	(37,568)
Origination of finance receivables	—	(4,254,353)	1,959,853	(2,294,500)
Collections on finance receivables	—	3,774,683	(1,830,319)	1,944,364
Other investing activities	2,425	—	—	2,425
Net cash used by investing activities	(33,679)	(481,134)	129,534	(385,279)

	Six months ended June 27, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	597,411	—	597,411
Repayments of securitization debt	—	(664,685)	—	(664,685)
Repayments of asset-backed commercial paper	—	(143,256)	—	(143,256)
Net decrease in unsecured commercial paper	—	(262,452)	—	(262,452)
Net increase in credit facilities	—	84	—	84
Net increase in deposits	—	179,329	—	179,329
Dividends paid	(46,209)	(120,000)	120,000	(46,209)
Repurchase of common stock	(10,911)	—	—	(10,911)
Other financing activities	4,324	—	—	4,324
Net cash used by financing activities	(52,796)	(1,813,569)	120,000	(1,746,365)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,217)	(661)	—	(6,878)
Net increase (decrease) in cash, cash equivalents and restricted cash	$257,344	$(1,751,566)	$—	$(1,494,222)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$666,161	$2,743,007	$—	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	257,344	(1,751,566)	—	(1,494,222)
Cash, cash equivalents and restricted cash, end of period	$923,505	$991,441	$—	$1,914,946

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” “is on-track,” “forecasting,” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of July 28, 2022 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (August 4, 2022), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
The Company's net income was $215.8 million, or $1.46 per diluted share, in the second quarter of 2022, compared to $206.3 million, or $1.33 per diluted share, in the second quarter of 2021. In the second quarter of 2022, Motorcycles segment operating income was $191.7 million, up $5.9 million from the second quarter of 2021. The increase in operating income from the Motorcycles segment for the second quarter of 2022 was driven primarily by price increases and lower operating expenses partially offset by the impact of lower shipment volumes, higher supply chain costs and unfavorable foreign currency exchange rates compared to the same quarter last year. Operating income from the Financial Services segment in the second quarter of 2022 was $85.9 million, down $8.6 million compared to the prior year quarter due primarily to an increase in the provision for credit losses.
Retail sales of new Harley-Davidson motorcycles in the second quarter of 2022 were down 22.7% compared to the second quarter of 2021, including declines of 28.9% in the U.S. and 9.3% in international markets. Retail sales during the second quarter of 2022 were adversely impacted by low dealer inventory levels which were further impacted by a suspension of production and shipments for approximately two weeks during the second quarter. Refer to the Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.
Key Factors Impacting the Company(1)
Supply Chain Challenges – During the second quarter of 2022, the Company continued to experience disruption and increased costs related to global supply chain challenges including the continued global semiconductor chip shortages. As a result of these challenges, the Company experienced higher costs in the second quarter of 2022, although the rate of supply chain inflation experienced during the quarter declined as compared to the rate experienced during the first quarter of 2022. The decline in the inflation rate was primarily a result of normalization in logistics costs. While logistics costs continue to remain higher than a year ago, the Company did not experience volatile pricing and reduced its reliance on expedited shipping during the second quarter of 2022. The Company expects that inflation rates for logistics and materials costs will continue to improve during the balance of 2022. In the aggregate, the Company expects supply chain costs to continue to be inflationary during the second half of 2022, but the Company believes it will move beyond the peak levels of inflation experienced in 2021. Further, the Company expects year-over-year favorability for certain costs of raw materials as inflation in raw material markets decelerates.

In addition, during the second quarter of 2022, the Company received information from a third-party supplier concerning a regulatory compliance matter relating to the supplier's component part. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments (excluding LiveWire models) for approximately two weeks during the second quarter of 2022. The Company continues to work through the regulatory compliance matter with its relevant suppliers and at this time does not expect that this matter will result in additional costs or recall expenses that are material. The Company expects that in the second half of 2022 it will make up production and shipments lost as a result of the suspension of production and shipments during the second quarter.
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
COVID-19 Pandemic – The Company continues to manage through the impacts of the COVID-19 pandemic and its associated variants by keeping safety and community well-being a priority. The Company continues to proactively follow protocols to keep workers safe in its manufacturing facilities. The full impact of the COVID-19 pandemic on future results depends on future developments, such as the ultimate duration and scope of the pandemic including associated variants, the success of vaccination programs, the consequences of vaccine requirements, and its impact on the Company's employees, customers, dealers, distributors, and suppliers. Future impacts and disruptions could have an adverse effect on production, supply chains, distribution, and demand for the Company's products.
LiveWire Transaction – On December 13, 2021, the Company and AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company (SPAC), announced that they have entered into a definitive business combination agreement under which LiveWire, the Company's electric motorcycle division, will become a separate business of the Company and combine with ABIC to create a new publicly traded company. The parties expect that the transaction will be financed by ABIC’s $400 million cash held in trust (assuming no redemptions by ABIC’s shareholders in the context of the transaction), a $100 million cash investment from the Company, and a $100 million investment from an independent strategic investor, Kwang Yang Motor Co., Ltd. (KYMCO). In addition, to the extent any shares of the SPAC are redeemed, the Company will invest an additional amount equal to the dollar value of such redemptions up to a maximum of $100 million.
The transaction, which has been approved by the boards of directors of both the Company and ABIC, is now expected to close at the beginning of the Company's 2022 fourth fiscal quarter. The consummation of the business combination is subject to the approval of ABIC’s shareholders and other conditions. Upon closing of the transaction, the Company will retain a controlling financial interest in LiveWire. As the controlling shareholder following the transaction, the Company will continue to consolidate LiveWire’s results, with additional adjustments to recognize non-controlling shareholder interests.
Guidance(1)
On July 28, 2022, the Company provided the following guidance for 2022, which reflects its current outlook for the supply chain challenges discussed above.
The Company continues to expect Motorcycles segment revenue growth, compared to 2021, between 5% and 10%. This forecast incorporates the expectation that the Company will make up production and wholesale shipments lost as a result of the temporary suspension of production and shipments during the second quarter. In addition, this guidance incorporates the Company's information and expectations as of July 28, 2022 for the impact of supply chain challenges, including semiconductor chip availability. The Company's guidance also assumes a Euro exchange rate of $1.01. The Company estimates that every $0.01 change in the average Euro exchange rate equates to a revenue change of approximately $3 million in the second half of 2022. The Company continues to expect revenue in 2022 to be positively impacted by global pricing as the Company works to offset cost headwinds across its supply chain.
The Company continues to expect Motorcycles segment operating margin as a percent of revenue of 11% to 12%. The Company believes the anticipated positive impacts from pricing will more than offset the expected cost inflation across the supply chain. Also, the suspension of the additional EU tariffs is expected to contribute over a percentage point of margin growth.
Given the Company's plan to make up shipment volume lost as a result of the approximate two-week suspension of production and shipments during the second quarter, it now expects the Motorcycles segment revenue growth rate in the second half of 2022, compared to 2021, to be in the low- to mid-double digits. In addition, the Company now expects Motorcycles segment operating income margin percent to be in the mid-to-high single digits for the second half of 2022.
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
The Company's capital allocation priorities remain to fund growth through The Hardwire initiatives, pay dividends and execute discretionary share repurchases.
Results of Operations for the Three Months Ended June 26, 2022
Compared to the Three Months Ended June 27, 2021
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 26, 2022	June 27, 2021	Increase (Decrease)	% Change
Operating income from Motorcycles and Related Products	$191,687	$185,822	$5,865	3.2%
Operating income from Financial Services	85,928	94,538	(8,610)	(9.1)
Operating income	277,615	280,360	(2,745)	(1.0)
Other income, net	10,055	690	9,365	NM
Investment (loss) income	(3,530)	2,731	(6,261)	NM
Interest expense	7,720	7,722	(2)	—
Income before income taxes	276,420	276,059	361	0.1
Provision for income taxes	60,571	69,719	(9,148)	(13.1)
Net income	$215,849	$206,340	$9,509	4.6%
Diluted earnings per share	$1.46	$1.33	$0.13	9.8%
The Company reported operating income of $277.6 million in the second quarter of 2022 compared to $280.4 million in the same period last year. Motorcycles segment operating income was $191.7 million in the second quarter of 2022, an improvement of $5.9 million compared to the second quarter of 2021. Operating income from the Financial Services segment decreased $8.6 million compared to the second quarter of 2021. Refer to the Motorcycles and Related Products Segment and Financial Services Segment sections for a more detailed discussion of the factors affecting operating income.
Other income in the second quarter of 2022 was higher than in the second quarter of 2021, impacted by higher non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the second quarter of 2022 was 21.9% compared to 25.3% for the second quarter of 2021. The decrease in the effective income tax rate was due primarily to favorable discrete income tax benefits recognized during the second quarter of 2022.
Diluted earnings per share was $1.46 in the second quarter of 2022, up 9.8% from the same period last year. Diluted weighted average shares outstanding decreased from 155.1 million in the second quarter of 2021 to 147.8 million in the second quarter of 2022, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson and LiveWire motorcycles were as follows:

	Three months ended
	June 30, 2022	June 30, 2021	(Decrease) Increase	% Change
United States	31,820	44,739	(12,919)	(28.9)%
Canada	3,090	3,446	(356)	(10.3)
North America	34,910	48,185	(13,275)	(27.6)
Europe/Middle East/Africa (EMEA)	8,702	10,248	(1,546)	(15.1)
Asia Pacific	6,049	5,986	63	1.1
Latin America	791	855	(64)	(7.5)
	50,452	65,274	(14,822)	(22.7)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 22.7% during the second quarter of 2022 compared to the same period last year. Retail sales during the second quarter of 2022 were adversely impacted by low dealer inventory levels which were further impacted by a suspension of production and shipments for approximately two weeks during the second quarter.
Retail sales in North America were down during the second quarter of 2022 behind a 28.9% decline in the U.S. Retail sales outside of North America were lower in the second quarter of 2022 compared to the same period last year, primarily driven by declines in EMEA.
Worldwide retail inventory of new motorcycles was at historical lows during the second quarter of 2022. During the second quarter of 2022, average worldwide retail inventory was down 13% compared to the same quarter last year. In the U.S., average retail inventory during the second quarter of 2022 was down 35% compared to the same period last year, and retail inventory fell below 10,000 units at end of the second quarter. Average retail inventory is based on the average of monthly inventory levels within the quarter.
The Company continued to observe strong retail pricing for both new and used motorcycles within the U.S. during the second quarter of 2022. In the U.S., new motorcycle transaction prices on average came in more than 1% above Manufacturer's Suggested Retail Prices during the second quarter of 2022. In addition, prices for used Harley-Davidson motorcycles in the U.S. continued to trend above historical levels and the gap between new and used motorcycle pricing continued to narrow.

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	June 26, 2022		June 27, 2021		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
U.S. motorcycle shipments	28,385	58.9%	36,118	63.7%	(7,733)	(21.4)%

Worldwide motorcycle shipments:
Grand American Touring(a)	21,758	45.2%	27,163	47.9%	(5,405)	(19.9)%
Cruiser(b)	14,790	30.7%	18,136	32.1%	(3,346)	(18.4)
Sportster® / Street	6,561	13.6%	7,321	12.9%	(760)	(10.4)
Adventure Touring	5,059	10.5%	4,048	7.1%	1,011	25.0
	48,168	100.0%	56,668	100.0%	(8,500)	(15.0)%
(a)Includes CVOTM and Trike
(b)Includes Softail® and LiveWireTM
The Company shipped 48,168 motorcycles worldwide during the second quarter of 2022, which was 15.0% lower than the second quarter of 2021. The Company's shipments in the U.S. during the second quarter of 2022 were adversely impacted by a suspension of production and shipments for approximately two weeks related to a third-party supplier regulatory compliance matter.
During the second quarter of 2022, the Company shipped a slightly lower mix of Grand American Touring and Cruiser motorcycles as a percent of total shipments and a higher mix of Sportster/Street and Adventure Touring motorcycles.
Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	June 26, 2022	June 27, 2021	(Decrease) Increase	% Change
Revenue:
Motorcycles	$940,046	$1,029,709	$(89,663)	(8.7)%
Parts and accessories	214,540	222,670	(8,130)	(3.7)
Apparel	77,327	55,631	21,696	39.0
Licensing	11,781	8,872	2,909	32.8
Other	22,777	14,618	8,159	55.8
	1,266,471	1,331,500	(65,029)	(4.9)
Cost of goods sold	879,721	924,449	(44,728)	(4.8)
Gross profit	386,750	407,051	(20,301)	(5.0)
Operating expenses:
Selling & administrative expense	157,894	181,145	(23,251)	(12.8)
Engineering expense	37,433	39,277	(1,844)	(4.7)
Restructuring (benefit) expense	(264)	807	(1,071)	NM
	195,063	221,229	(26,166)	(11.8)
Operating income	$191,687	$185,822	$5,865	3.2%
Operating margin	15.1%	14.0%	1.2	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2021 to the second quarter of 2022 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 27, 2021	$1,331.5	$924.4	$407.1
Volume	(134.9)	(100.3)	(34.6)
Price and sales incentives	89.2	—	89.2
Foreign currency exchange rates and hedging	(40.8)	(24.0)	(16.8)
Shipment mix	21.5	15.9	5.6
Raw material prices	—	10.2	(10.2)
Manufacturing and other costs	—	53.5	(53.5)
	(65.0)	(44.7)	(20.3)
Three months ended June 26, 2022	$1,266.5	$879.7	$386.8
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2021 to the second quarter of 2022 were as follows:
•The decrease in volume was due to lower motorcycle shipments, partially offset by higher Apparel sales.
•During the second quarter of 2022, revenue benefited from higher prices on new model year 2022 motorcycles coupled with pricing surcharges in select markets.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar, partially offset by favorable net foreign currency gains associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix within motorcycle families had a favorable impact on gross profit during the second quarter of 2022.
•Raw material cost increases were driven by cost inflation primarily due to supply chain challenges.
•Manufacturing and other costs increased due primarily to higher costs associated with supply chain challenges and a higher fixed cost per unit due to lower volume compared to the second quarter of 2021. These higher costs were partially offset by lower EU tariff costs.
Operating expenses were lower in the second quarter of 2022 compared to the same period last year as the Company prudently managed spending and experienced lower employee-related costs.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	June 26, 2022	June 27, 2021	Increase (Decrease)	% Change
Revenue:
Interest income	$168,707	$167,728	$979	0.6%
Other income	33,909	32,830	1,079	3.3
	202,616	200,558	2,058	1.0
Expenses:
Interest expense	47,649	48,621	(972)	(2.0)
Provision for credit losses	29,133	16,201	12,932	79.8
Operating expense	39,906	41,087	(1,181)	(2.9)
Restructuring expense	—	111	(111)	(100.0)
	116,688	106,020	10,668	10.1
Operating income	$85,928	$94,538	$(8,610)	(9.1)%
Total revenue was higher for the second quarter of 2022, compared to the same period last year, primarily due to higher average outstanding finance receivables at a lower average yield as well as higher licensing and investment income. Interest expense decreased due to lower average outstanding debt, partially offset by a higher cost of funds.

The provision for credit losses increased $12.9 million compared to the second quarter of 2021, primarily driven by higher retail credit losses. The unfavorable retail credit loss performance was driven by higher delinquencies as charge-offs moved towards more normalized levels during the second quarter of 2022.
The overall allowance for loan loss considers current economic conditions and the Company’s outlook on future conditions. During the second quarter of 2022, economic conditions and the Company’s outlook were relatively unchanged from the first quarter of 2022. The pace of economic recovery continued to remain uncertain as demonstrated by rising inflation, muted consumer confidence, continued global supply chain disruptions, and the conflict in Ukraine, among other factors. As such, at the end of the second quarter of 2022, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement with risk of a near-term recession. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available. Refer to the Results of Operations for the Six Months Ended June 26, 2022 Compared to the Six Months Ended June 27, 2021 for a discussion of 2022 annualized credit losses.
Operating expenses decreased $1.2 million compared to the second quarter of 2021 due in part to lower employee-related and technology costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 26, 2022	June 27, 2021
Balance, beginning of period	$340,473	$346,233
Provision for credit losses	29,133	16,201
Charge-offs, net of recoveries	(17,469)	(3,623)
Balance, end of period	$352,137	$358,811
Results of Operations for the Six Months Ended June 26, 2022
Compared to the Six Months Ended June 27, 2021
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 26, 2022	June 27, 2021	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$394,562	$413,354	$(18,792)	(4.5)%
Operating income from Financial Services	172,285	213,180	(40,895)	(19.2)
Operating income	566,847	626,534	(59,687)	(9.5)
Other income, net	21,085	967	20,118	NM
Investment (loss) income	(5,509)	4,133	(9,642)	NM
Interest expense	15,431	15,430	1	—
Income before income taxes	566,992	616,204	(49,212)	(8.0)
Provision for income taxes	128,641	150,720	(22,079)	(14.6)
Net income	$438,351	$465,484	$(27,133)	(5.8)%
Diluted earnings per share	$2.91	$3.01	$(0.10)	(3.3)%
The Company reported operating income of $566.8 million in the first half of 2022 compared to $626.5 million in the same period last year. Motorcycles segment operating income was $394.6 million in the first half of 2022, down $18.8 million compared to the same period last year. Operating income from the Financial Services segment decreased $40.9 million compared to the first half of 2021. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first half of 2022 was higher than in the first half of 2021, impacted by higher non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first quarter of 2022 was 22.7% compared to 24.5% for the same period in 2021. The decrease in the effective income tax rate was due primarily to favorable discrete income tax benefits recognized during the first half of 2022.

Diluted earnings per share was $2.91 in the first half of 2022, down from diluted earnings per share of $3.01 for the same period last year on lower net income, partially offset by the impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 154.8 million in the first half of 2021 to 150.8 million in the first half of 2022, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson and LiveWire motorcycles were as follows:

	Six months ended
	June 30, 2022	June 30, 2021	(Decrease) Increase	% Change
United States	61,228	75,722	(14,494)	(19.1)%
Canada	4,962	5,245	(283)	(5.4)
North America	66,190	80,967	(14,777)	(18.3)
Europe/Middle East/Africa (EMEA)	15,041	15,191	(150)	(1.0)
Asia Pacific	12,773	11,779	994	8.4
Latin America	1,600	1,572	28	1.8
	95,604	109,509	(13,905)	(12.7)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 12.7% during the first half of 2022 compared to the same period last year. Retail sales during the first half of 2022 were adversely impacted by low dealer inventory levels which were impacted by supply constraints and a suspension of production and shipments for approximately two weeks during the second quarter.
In North America, retail sales in the first half of 2022 were down compared to the same period last year led by a 19.1% decline in the U.S. where results were most heavily impacted by lower production and retail inventory levels. Retail sales were down slightly in EMEA and increased in Asia Pacific during the first half of 2022 compared to the same period last year.

Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first half of 2022 compared to the first half of last year on lower retail sales relative to the industry. However, despite the year-over-year decline in retail sales, the Company's market share within the touring and large cruiser segments of the U.S. market grew compared to the first half of last year as the Company performed better than its competition on a relative basis in these segments. The Company's European market share of new 601+cc motorcycles for first half of 2022 was up slightly compared to the first half of 2021. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Six months ended
	June 30, 2022	June 30, 2021	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	147,932	167,313	(19,381)	(11.6)%
Europe(c)	247,312	263,714	(16,402)	(6.2)%

Harley-Davidson market share data:
United States(b)	41.3%	44.9%	(3.6)	pts.
Europe(c)	5.7%	4.9%	0.8	pts.
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
Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Six months ended
	June 26, 2022		June 27, 2021		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
U.S. motorcycle shipments	64,276	62.4%	76,271	68.4%	(11,995)	(15.7)%

Worldwide motorcycle shipments:
Grand American Touring(a)	47,770	46.4%	57,497	51.6%	(9,727)	(16.9)%
Cruiser(b)	30,450	29.6%	35,586	31.9%	(5,136)	(14.4)
Adventure Touring	8,579	8.3%	4,048	3.6%	4,531	111.9
Sportster® / Street	16,212	15.7%	14,347	12.9%	1,865	13.0
	103,011	100.0%	111,478	100.0%	(8,467)	(7.6)%
(a)Includes CVOTM and Trike
(b)Includes Softail® and LiveWireTM
The Company shipped 103,011 motorcycles worldwide during the first half of 2022, which was 7.6% lower than the same period in 2021. The Company's shipments in the U.S. during the first half of 2022 were negatively impacted by lower than planned production related to a suspension of production and shipments for approximately two weeks during the second quarter related to a third-party supplier regulatory compliance matter and other component part availability constraints associated with ongoing global supply chain challenges.
The mix of motorcycles shipped during the first half of 2022 compared to the same period last year included a lower mix of Grand American Touring and Cruiser motorcycles shipped as a percent of total shipments and a higher mix of Sportster/

Street and Adventure Touring motorcycles. The Company's Pan America™ Adventure Touring motorcycles were launched in the second quarter of 2021.
Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Six months ended
	June 26, 2022	June 27, 2021	(Decrease) Increase	% Change
Revenue:
Motorcycles	$1,999,159	$2,046,043	$(46,884)	(2.3)%
Parts and accessories	380,065	372,529	7,536	2.0
Apparel	128,734	105,954	22,780	21.5
Licensing	18,278	14,384	3,894	27.1
Other	43,406	24,697	18,709	75.8
	2,569,642	2,563,607	6,035	0.2
Cost of goods sold	1,775,257	1,736,071	39,186	2.3
Gross profit	794,385	827,536	(33,151)	(4.0)
Operating expenses:
Selling & administrative expense	330,189	333,834	(3,645)	(1.1)
Engineering expense	70,026	80,134	(10,108)	(12.6)
Restructuring (benefit) expense	(392)	214	(606)	(283.2)
	399,823	414,182	(14,359)	(3.5)%
Operating income	$394,562	$413,354	$(18,792)
Operating margin	15.4%	16.1%	(0.7)	pts.
The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2021 to the first three months of 2022 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 27, 2021	$2,563.6	$1,736.1	$827.5
Volume	(108.4)	(87.5)	(20.9)
Price and sales incentives	170.6	—	170.6
Foreign currency exchange rates and hedging	(58.1)	(37.8)	(20.3)
Shipment mix	1.9	18.4	(16.5)
Raw material prices	—	25.1	(25.1)
Manufacturing and other costs	—	120.9	(120.9)
	6.0	39.1	(33.1)
Six months ended June 26, 2022	$2,569.6	$1,775.2	$794.4
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2021 to the second quarter of 2022 were as follows:
•The decrease in volume was due to lower motorcycle shipments, partially offset by higher Apparel sales.
•During the first half of 2022, revenue benefited from higher prices on new model year 2022 motorcycles coupled with pricing surcharges in select markets.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar, partially offset by favorable net foreign currency gains associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix had an unfavorable impact on gross profit during the first half of 2022 due primarily to a lower mix of Grand American Touring models.
•Raw material cost increases were driven by cost inflation primarily due to supply chain challenges.

•Manufacturing and other costs increased due primarily to higher costs associated with supply chain challenges and a higher fixed cost per unit due to lower volume compared to 2021. These higher costs were partially offset by lower EU tariff costs compared to the first half of 2021.
Operating expenses were lower in the first half of 2022 compared to the same period last year as the Company prudently managed spending and experienced lower employee-related costs.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Six months ended
	June 26, 2022	June 27, 2021	Increase (Decrease)	% Change
Revenue:
Interest income	$330,441	$327,542	$2,899	0.9%
Other income	64,190	63,416	774	1.2
	394,631	390,958	3,673	0.9
Expenses:
Interest expense	89,748	104,328	(14,580)	(14.0)
Provision for credit losses	57,955	(6,273)	64,228	NM
Operating expense	74,643	79,385	(4,742)	(6.0)
Restructuring expense	—	338	(338)	(100.0)
	222,346	177,778	44,568	25.1
Operating income	$172,285	$213,180	$(40,895)	(19.2)%
Interest income was higher for the first six months of 2022, primarily due to higher average outstanding finance receivables, partially offset by a lower average yield. Interest expense decreased due to lower average outstanding debt and a lower cost of funds.
The provision for credit losses was $64.2 million higher in the first six months of 2022 as compared to the prior year period primarily due to a reduction in the allowance for credit losses during the first half of 2021 and higher credit losses in the first half of 2022. The reduction in the allowance for credit losses in 2021 was largely driven by improvement in economic conditions and the Company's outlook on future conditions during the first six months of 2021. During the first six months of 2022, economic conditions and the Company’s outlook were relatively unchanged from the end of 2021. The pace of economic recovery continued to remain uncertain as demonstrated by rising inflation, muted consumer confidence, continued global supply chain disruptions, and the conflict in Ukraine, among other factors. As such, at the end of the second quarter of 2022, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement with risk of a near-term recession in its economic scenario weighting. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses on the Company's retail motorcycle loans were 1.40% during the second quarter of 2022 compared to 0.84% in the second quarter of 2021. The unfavorable retail credit loss performance was driven by higher delinquencies as charge-offs moved towards more normalized levels during the first six months of 2022. The 30-day delinquency rate for retail motorcycle loans at June 26, 2022 increased to 2.95% from 2.21% at June 27, 2021. The 30-day delinquency rate was elevated at June 26, 2022 as compared to June 27, 2021 as the delinquency rate in 2021 remained below levels experienced prior to the COVID-19 pandemic due to benefits to individuals provided under U.S. federal stimulus packages as well as the effects of COVID-19 pandemic-related retail payment extensions. Starting in the second quarter of 2020 through the end of the second quarter of 2021, the Company granted COVID-19 pandemic-related extensions to help customers get through financial difficulties associated with the pandemic. The Company continues to grant standard payment extensions to customers in accordance with its policies. The Company expects the delinquency rate and losses to continue to normalize to pre-COVID-19 pandemic levels over time.(1)
Operating expenses decreased $4.7 million in the first six months of 2022 compared to the first six months of 2021 in part due to lower employee-related and technology costs.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 26, 2022	June 27, 2021
Balance, beginning of period	$339,379	$390,936
Provision for credit losses	57,955	(6,273)
Charge-offs, net of recoveries	(45,197)	(25,852)
Balance, end of period	$352,137	$358,811
Other Matters
Commitments and Contingencies
The Company is subject to lawsuits and other claims related to product, product recall, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 16 of the Notes to Consolidated financial statements for a discussion of the Company's commitments and contingencies.
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
The Company's strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. In response to liquidity concerns related to the COVID-19 pandemic, the Company increased its cash and cash equivalents during 2020. Since the end of 2020, the Company has reduced its cash and cash equivalents; however, the Company's balances remained higher than pre-COVID-19 pandemic levels at the end of June 2022. The increase in cash and cash equivalents at the end of June 2022 compared to the end of 2021 related primarily to cash on hand at Harley-Davidson Financial Services following the issuance of asset-backed securitization debt in June 2022.
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at June 26, 2022 were as follows (in thousands):

Cash and cash equivalents	$2,194,259

Availability under credit and conduit facilities:
Credit facilities	718,616
Asset-backed U.S. commercial paper conduit facility(a)	600,000
Asset-backed Canadian commercial paper conduit facility(a)	19,095
$3,531,970
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)

To access the debt capital markets, the Company relies on credit rating agencies to assign short- and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of June 26, 2022 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Six months ended
	June 26, 2022	June 27, 2021
Net cash provided by operating activities	$244,186	$644,300
Net cash used by investing activities	(493,459)	(385,279)
Net cash provided (used) by financing activities	684,937	(1,746,365)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,413)	(6,878)
Net increase (decrease) in cash, cash equivalents and restricted cash	$421,251	$(1,494,222)
Operating Activities
Operating cash flow in the first half of 2022 compared to the first half of 2021 was adversely impacted by changes in working capital as well as higher net cash outflows for wholesale financing. Working capital was negatively impacted by increasing inventory levels, related to supply chain challenges, and less favorable changes in accounts payable compared to the first half of 2021. Net cash outflows for wholesale financing activity were higher in the first half of 2022 driven by higher loan originations as compared to the first half of 2021.
The Company continues to expect that it will generate sufficient cash inflows from operations to fund its ongoing operating cash requirements including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at June 26, 2022 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. There are no required qualified pension plan contributions in 2022. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company has a liability for unrecognized tax benefits of $43.8 million and related accrued interest and penalties of $21.8 million as of June 26, 2022. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $55.0 million in the first six months of 2022 compared to $37.6 million in the same period last year. The Company's 2022 plan includes estimated capital investments between $190 million to $220 million, all of which the Company expects to fund with net cash flow generated by operations.(1)

Net cash outflows from finance receivables for the first six months of 2022 were $89.1 million higher compared to the same period last year due primarily to higher retail finance receivable originations. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.315 and $0.300 per share totaling $47.1 million and $46.2 million during the first half of 2022 and 2021, respectively.
Cash outflows for share repurchases were $325.8 million in the first half of 2022 compared to $10.9 million in the same period last year. Share repurchases during the first half of 2022 include $312.1 million or 8.0 million shares of common stock related to discretionary repurchases and $13.7 million or 0.4 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. As of June 26, 2022, there were 10.3 million shares remaining on board-approved share repurchase authorizations.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $1.1 billion in the first six months of 2022 compared to a net cash outflow of $1.7 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	June 26, 2022	June 27, 2021
Outstanding debt:
Unsecured commercial paper	$701,384	$749,037
Asset-backed Canadian commercial paper conduit facility	77,984	87,439
Asset-backed U.S. commercial paper conduit facility	570,628	291,511
Asset-backed securitization debt, net	2,847,921	1,727,522
Medium-term notes, net	2,850,320	3,476,057
Senior notes, net	745,016	744,321
	$7,793,253	$7,075,887

Deposits, net	$345,790	$259,373
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 7 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – Harley-Davidson Financial Services offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $345.8 million and $259.4 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 26, 2022 and June 27, 2021, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of June 26, 2022 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at June 26, 2022 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$350,000	3.35%	February 2018	February 2023
$681,837(a)	4.94%	May 2020	May 2023
$629,388(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$500,000	3.05%	February 2022	February 2027
(a)€650.0 million par value remeasured to U.S. dollar at June 26, 2022
(b)€600.0 million par value remeasured to U.S. dollar at June 26, 2022
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $10.9 million and $12.1 million at June 26, 2022 and June 27, 2021, respectively. During the second quarter of 2022, $400.0 million of 2.55% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2022, $550.0 million of 4.05% medium-term notes matured, and the principal and accrued interest were paid in full. During the second quarter of 2021, $350.0 million of 3.55% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2021, $600.0 million of 2.85% medium-term notes and $450.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2022, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 26, 2022, the Canadian Conduit has an expiration date of June 30, 2023.
There were no finance receivable transfers under the Canadian Conduit during the second quarter of 2022 or the first half of 2021. During the first quarter of 2022, the Company transferred $25.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.2 million.
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
During the second quarter of 2022, the Company transferred $420.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $362.8 million of debt under the U.S. Conduit Facility. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the first half of 2021.

The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. If not funded by a conduit lender through the issuance of commercial paper, the terms of the interest are based on LIBOR, with provisions for a transition to other benchmark rates, generally aligning to recommendations published by the Alternative Reference Rates Committee convened by the Federal Reserve Board and Federal Reserve Bank of New York. In each of these cases, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 26, 2022, the U.S. Conduit Facility has an expiration date of November 18, 2022.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2023 to 2030.
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2022			2021
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$663.1	$600.0	$597.4
Second quarter	2,176.4	1,836.3	1,826.9	—	—	—
	$2,176.4	$1,836.3	$1,826.9	$663.1	$600.0	$597.4
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
As of June 26, 2022, Harley-Davidson Financial Services and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic, including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic and (ii) the Company’s ability to: (A) execute its business plans and strategies, including The Hardwire, including each of its pillars and the evolution of LiveWire as a standalone brand, including the proposed separation of LiveWire into a separate business of the Company through the combination of LiveWire with AEA-Bridges Impact Corp. (ABIC), which includes the risks noted below; (B) manage supply chain and logistic issues, including quality issues, availability of semiconductor chip components and the ability to find alternative sources of those components in a timely manner, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, war or other hostilities, including the conflict in Ukraine, or natural disasters, and longer shipping times and increased logistics costs, including by successfully implementing pricing surcharges; (C) realize the expected business benefits from the combination of LiveWire with ABIC, which may be affected by, among other things: (i) the ability of LiveWire to: (1) execute its plans to develop, produce, market, and sell its electric vehicles; (2) achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (3) adequately control the costs of its operations as a new entrant into a new space; (4) develop, maintain, and strengthen its brand; (5) execute its plans to develop, produce, market, and sell its electric vehicles; and (6) effectively establish and maintain cooperation from its retail partners, largely drawn from the Company's traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles; (ii) competition; and (iii) other risks and uncertainties indicated from time to time in the final prospectus of ABIC, including those under "Risk Factors" therein, and other documents filed or to be filed with the SEC by the Company, LW EV Holdings, Inc. (HoldCo) or ABIC; (D) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (E) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (F) successfully carry out its global manufacturing and assembly operations; (G) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (H) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (I) manage the regulatory compliance matter relating to a third-party supplier's component in a manner that avoids additional costs or recall expenses that are material; (J) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) decisions that allow the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (ii) the denial of the Company's application for temporary relief from the effect of the revocation of the BOI decisions; (K) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the Section 232 steel and aluminum tariffs and incremental tariffs on motorcycles imported into the EU from the U.S., between U.S. and EU, which expires on December 31, 2023; (L) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (M) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (N) successfully manage and reduce costs throughout the business; (O) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing international political environment, including as a result of the conflict in Ukraine; (P) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (Q) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (R) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (S) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (T) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (U) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (V) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (W) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (X) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services Inc.'s loan portfolio; (Y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (Z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (AA) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (BB) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (CC) manage its exposure to product liability claims and commercial or contractual disputes; (DD) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (EE) achieve anticipated results with respect to the Company's pre-owned motorcycle program, Harley-Davidson Certified, and the Company's H-D1 Marketplace; (FF) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, the cost associated with product development initiatives and the Company's complex global supply chain; and (GG) optimize capital allocation in light of the Company's capital allocation priorities.
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
The Company has foreign denominated debt transactions, and as a result, Financial Services operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At June 26, 2022, this exposure related to the Euro and Canadian dollar. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•The ongoing conflict between Russia and Ukraine could adversely affect the Company's business, financial condition and operating results. On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine are highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, European Union, United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others: (i) blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union; (ii) blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and (iii) blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports. The Company has suspended its business in Russia. While the Company has not experienced any material interruptions to its infrastructure, supplies, technology systems or networks needed to support its operations or significant costs due to the conflict, the Company cannot provide assurance that will remain the case. The Company has no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond its control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time. Any of the factors mentioned above could affect the Company's business, financial condition and operating results. The conflict could also exacerbate other risks that the Company described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of discretionary shares and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended June 26, 2022:

2022 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28 to May 1	885,146	$38	885,146	11,124,561
May 2 to May 29	419,252	$36	419,252	10,706,664
May 30 to June 26	451,878	$33	451,878	10,256,646
	1,756,276	$36	1,756,276
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 1.7 million shares on a discretionary basis during the quarter ended June 26, 2022 under these authorizations. As of June 26, 2022, 10.3 million shares remained under these authorizations.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan (Incentive Plan) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2022, the Company acquired 6,664 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. At the Company's 2022 Annual Meeting of Shareholders held May 12, 2022, the shareholders of the Company approved an amendment to the Incentive Plan to increase the authorized number of shares under the Incentive Plan by 3.1 million shares. As amended, the Incentive Plan provides that up to a total of 8.5 million shares of the Company's common stock may be issued thereunder.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*	Amended and restated Harley-Davidson, Inc. 2020 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 12, 2022 filed on April 1, 2022 (File No. 1-9183)). At the Company's 2022 Annual Meeting of Shareholders held May 12, 2022, the shareholders of the Company approved an amendment to the Incentive Plan to increase the authorized number of shares under the Incentive Plan by 3.1 million shares. As amended, the Incentive Plan provides that up to a total of 8.5 million shares of the Company's common stock may be issued thereunder.
10.2*	Harley-Davidson, Inc. 2022 Aspirational Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 12, 2022 filed on April 1, 2022 (File No. 1-9183))
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 4, 2022	/s/ Gina Goetter
Gina Goetter
Chief Financial Officer
(Principal financial officer)

Date: August 4, 2022	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)