Form 10-Q
period 2022-09-25
HARLEY-DAVIDSON, INC.
filed 2022-11-03
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 146,184,014 shares of common stock as of October 28, 2022.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended September 25, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue:
Motorcycles and Related Products	$1,436,962	$1,160,618	$4,006,604	$3,724,225
Financial Services	211,613	204,692	606,244	595,650
	1,648,575	1,365,310	4,612,848	4,319,875
Costs and expenses:
Motorcycles and Related Products cost of goods sold	946,656	850,193	2,721,913	2,586,264
Financial Services interest expense	60,740	44,770	150,488	149,098
Financial Services provision for credit losses	36,617	11,208	94,572	4,935
Selling, administrative and engineering expense	265,841	254,312	740,699	747,665
Restructuring expense (benefit)	3	615	(389)	1,167
	1,309,857	1,161,098	3,707,283	3,489,129
Operating income	338,718	204,212	905,565	830,746
Other income, net	9,358	858	30,443	1,825
Investment income (loss)	1,723	198	(3,786)	4,331
Interest expense	8,124	7,779	23,555	23,209
Income before provision for income taxes	341,675	197,489	908,667	813,693
Provision for income taxes	80,489	34,516	209,130	185,236
Net income	$261,186	$162,973	$699,537	$628,457
Earnings per share:
Basic	$1.79	$1.06	$4.71	$4.09
Diluted	$1.78	$1.05	$4.68	$4.06
Cash dividends per share	$0.1575	$0.1500	$0.4725	$0.4500
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net income	$261,186	$162,973	$699,537	$628,457
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(46,245)	(17,836)	(81,387)	(33,759)
Derivative financial instruments	9,031	4,270	31,811	21,298
Pension and postretirement benefit plans	5,503	13,588	16,508	40,763
	(31,711)	22	(33,068)	28,302
Comprehensive income	$229,475	$162,995	$666,469	$656,759
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 25, 2022	December 31, 2021	September 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,730,250	$1,874,745	$2,061,303
Accounts receivable, net	300,454	182,148	282,627
Finance receivables, net of allowance of $61,671, $60,734, and $62,406	1,807,718	1,465,544	1,540,822
Inventories, net	680,762	712,942	475,314
Restricted cash	287,264	128,935	153,873
Other current assets	205,734	185,777	194,481
	5,012,182	4,550,091	4,708,420
Finance receivables, net of allowance of $298,425, $278,645, and $293,428	5,534,730	5,106,377	5,322,436
Property, plant and equipment, net	641,651	683,984	671,836
Pension and postretirement assets	424,784	386,152	132,958
Goodwill	60,440	63,177	63,841
Deferred income taxes	69,734	82,922	128,059
Lease assets	40,543	49,625	47,507
Other long-term assets	143,547	128,727	124,747
	$11,927,611	$11,051,055	$11,199,804
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438,534	$374,978	$382,216
Accrued liabilities	710,544	601,981	599,852
Short-term deposits, net	97,856	72,146	92,626
Short-term debt	692,551	751,286	749,620
Current portion of long-term debt, net	1,740,422	1,542,496	1,605,798
	3,679,907	3,342,887	3,430,112
Long-term deposits, net	246,879	218,180	197,644
Long-term debt, net	4,738,234	4,595,617	4,876,292
Lease liabilities	23,836	29,904	26,017
Pension and postretirement liabilities	92,953	95,299	103,144
Deferred income taxes	8,312	9,261	8,585
Other long-term liabilities	297,280	206,663	224,116
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	1,704	1,694	1,694
Additional paid-in-capital	1,575,632	1,547,011	1,540,235
Retained earnings	2,471,795	1,842,421	1,843,964
Accumulated other comprehensive loss	(273,987)	(240,919)	(455,115)
Treasury stock, at cost	(934,934)	(596,963)	(596,884)
	2,840,210	2,553,244	2,333,894
	$11,927,611	$11,051,055	$11,199,804

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 25, 2022	December 31, 2021	September 26, 2021
Balances held by consolidated variable interest entities (Note 12):
Finance receivables, net - current	$635,628	$493,543	$531,942
Other assets	$9,582	$2,982	$2,754
Finance receivables, net - non-current	$2,730,915	$1,734,428	$1,961,367
Restricted cash - current and non-current	$205,878	$144,284	$167,865
Current portion of long-term debt, net	$736,332	$569,145	$629,600
Long-term debt, net	$2,158,148	$1,330,586	$1,565,022
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 25, 2022	September 26, 2021
Net cash provided by operating activities (Note 7)	$574,704	$925,551
Cash flows from investing activities:
Capital expenditures	(84,947)	(61,476)
Origination of finance receivables	(3,773,830)	(3,444,953)
Collections on finance receivables	3,110,881	2,968,397
Other investing activities	2,160	2,485
Net cash used by investing activities	(745,736)	(535,547)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	495,785	—
Repayments of medium-term notes	(950,000)	(1,400,000)
Proceeds from securitization debt	1,826,891	1,169,910
Repayments of securitization debt	(1,054,939)	(1,013,820)
Borrowings of asset-backed commercial paper	448,255	27,406
Repayments of asset-backed commercial paper	(228,431)	(206,671)
Net decrease in unsecured commercial paper	(60,281)	(261,978)
Net increase in deposits	54,080	210,144
Deposit in advance of business combination	100,000	—
Dividends paid	(70,163)	(69,316)
Repurchase of common stock	(338,496)	(11,545)
Other financing activities	(1,237)	4,324
Net cash provided (used) by financing activities	221,464	(1,551,546)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33,361)	(11,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,071	$(1,172,592)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$2,025,219	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	17,071	(1,172,592)
Cash, cash equivalents and restricted cash, end of period	$2,042,290	$2,236,576

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,730,250	$2,061,303
Restricted cash	287,264	153,873
Restricted cash included in Other long-term assets	24,776	21,400
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,042,290	$2,236,576
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2021	169,364,686	$1,694	$1,547,011	$1,842,421	$(240,919)	$(596,963)	$2,553,244
Net income	—	—	—	222,502	—	—	222,502
Other comprehensive income, net of tax (Note 17)	—	—	—	—	11,309	—	11,309
Dividends ($0.1575 per share)	—	—	—	(24,056)	—	—	(24,056)
Repurchase of common stock	—	—	—	—	—	(261,737)	(261,737)
Share-based compensation	976,062	10	7,829	—	—	—	7,839
Balance, March 27, 2022	170,340,748	1,704	1,554,840	2,040,867	(229,610)	(858,700)	2,509,101
Net income	—	—	—	215,849	—	—	215,849
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(12,666)	—	(12,666)
Dividends ($0.1575 per share)	—	—	—	(23,090)	—	—	(23,090)
Repurchase of common stock	—	—	—	—	—	(64,091)	(64,091)
Share-based compensation	23,479	—	9,524	—	—	525	10,049
Balance, June 26, 2022	170,364,227	1,704	1,564,364	2,233,626	(242,276)	(922,266)	2,635,152
Net income	—	—	—	261,186	—	—	261,186
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(31,711)	—	(31,711)
Dividends ($0.1575 per share)	—	—	—	(23,017)	—	—	(23,017)
Repurchase of common stock	—	—	—	—	—	(12,668)	(12,668)
Share-based compensation	26,625	—	11,268	—	—	—	11,268
Balance, September 25, 2022	170,390,852	$1,704	$1,575,632	$2,471,795	$(273,987)	$(934,934)	$2,840,210
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Issued Shares	Balance
Balance, December 31, 2020	168,503,526	$1,685	$1,507,706	$1,284,823	$(483,417)	$(588,012)	$1,722,785
Net income	—	—	—	259,144	—	—	259,144
Other comprehensive income, net of tax (Note 17)	—	—	—	—	13,780	—	13,780
Dividends ($0.1500 per share)	—	—	—	(23,105)	—	—	(23,105)
Repurchase of common stock	—	—	—	—	—	(5,646)	(5,646)
Share-based compensation	483,326	5	9,423	—	—	—	9,428
Balance, March 28, 2021	168,986,852	1,690	1,517,129	1,520,862	(469,637)	(593,658)	1,976,386
Net income	—	—	—	206,340	—	—	206,340
Other comprehensive income, net of tax (Note 17)	—	—	—	—	14,500	—	14,500
Dividends ($0.1500 per share)	—	—	—	(23,104)	—	—	(23,104)
Repurchase of common stock	—	—	—	—	—	(5,265)	(5,265)
Share-based compensation	322,015	3	14,327	—	—	1,085	15,415
Balance, June 27, 2021	169,308,867	1,693	1,531,456	1,704,098	(455,137)	(597,838)	2,184,272
Net income	—	—	—	162,973	—	—	162,973
Other comprehensive income, net of tax (Note 17)	—	—	—	—	22	—	22
Dividends ($0.1500 per share)	—	—	—	(23,107)	—	—	(23,107)
Repurchase of common stock	—	—	—	—	—	(634)	(634)
Share-based compensation	49,831	1	8,779	—	—	1,588	10,368
Balance, September 26, 2021	169,358,698	$1,694	$1,540,235	$1,843,964	$(455,115)	$(596,884)	$2,333,894
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
The Company operates in two reportable segments: Motorcycles and Related Products (Motorcycles) and Financial Services.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of September 25, 2022 and September 26, 2021, the Consolidated statements of operations for the three and nine month periods then ended, the Consolidated statements of comprehensive income for the three and nine month periods then ended, the Consolidated statements of cash flows for the nine month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the nine month periods ended September 25, 2022 and September 26, 2021.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Motorcycles and Related Products Revenue:
Motorcycles	$1,133,558	$885,626	$3,132,717	$2,931,669
Parts and accessories	201,003	204,506	581,068	577,035
Apparel	69,834	49,424	198,568	155,378
Licensing	10,662	8,481	28,940	22,865
Other	21,905	12,581	65,311	37,278
	1,436,962	1,160,618	4,006,604	3,724,225
Financial Services Revenue:
Interest income	179,261	174,103	509,702	501,645
Other	32,352	30,589	96,542	94,005
	211,613	204,692	606,244	595,650
	$1,648,575	$1,365,310	$4,612,848	$4,319,875
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

	September 25, 2022	September 26, 2021
Balance, beginning of period	$40,092	$36,614
Balance, end of period	$45,746	$38,682
Previously deferred revenue recognized as revenue in the three months ended September 25, 2022 and September 26, 2021 was $7.0 million and $6.1 million, respectively, and $22.4 million and $17.9 million in the nine months ended September 25, 2022 and September 26, 2021, respectively. The Company expects to recognize approximately $18.2 million of the remaining unearned revenue over the next 12 months and $27.6 million thereafter.
4. Restructuring Activities
The Company's restructuring activities are included in Restructuring expense (benefit) on the Consolidated statements of operations.
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
Since the inception of the restructuring activities in 2020 through the nine months ended September 25, 2022, the Company has incurred cumulative restructuring expenses of $133.0 million, including $121.5 million and $11.5 million in the Motorcycles and Financial Services segments, respectively. This includes restructuring expense (benefit) for the three and nine month periods ended September 25, 2022 and September 26, 2021 by segment as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Motorcycles and Related Products	$3	$517	$(389)	$731
Financial Services	—	98	—	436
	$3	$615	$(389)	$1,167

Changes in accrued restructuring expenses, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows (in thousands):

	Three months ended September 25, 2022
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$79	$744	$—	$823
Restructuring expense	—	3	—	3
Utilized – cash	(19)	(221)	—	(240)
Utilized – non cash	—	—	—	—
Foreign currency changes	(4)	(5)	—	(9)
Balance, end of period	$56	$521	$—	$577

	Three months ended September 26, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$1,246	$2,084	$—	$3,330
Restructuring (benefit) expense	(165)	807	(27)	615
Utilized – cash	(397)	(1,197)	—	(1,594)
Utilized – non cash	—	—	27	27
Foreign currency changes	(7)	(21)	—	(28)
Balance, end of period	$677	$1,673	$—	$2,350

	Nine months ended September 25, 2022
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$121	$2,874	$—	$2,995
Restructuring benefit	—	(389)	—	(389)
Utilized – cash	(55)	(1,949)	—	(2,004)
Utilized – non cash	—	—	—	—
Foreign currency changes	(10)	(15)	—	(25)
Balance, end of period	$56	$521	$—	$577

	Nine months ended September 26, 2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$7,724	$16,196	$—	$23,920
Restructuring (benefit) expense	(1,131)	2,576	(278)	1,167
Utilized – cash	(5,743)	(16,987)	—	(22,730)
Utilized – non cash	—	—	278	278
Foreign currency changes	(173)	(112)	—	(285)
Balance, end of period	$677	$1,673	$—	$2,350
5. Income Taxes
The Company’s effective income tax rate for the nine months ended September 25, 2022 was 23.0% compared to 22.8% for the nine months ended September 26, 2021.

6. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net income	$261,186	$162,973	$699,537	$628,457

Basic weighted-average shares outstanding	146,217	153,863	148,673	153,700
Effect of dilutive securities – employee stock compensation plan	856	1,254	862	1,203
Diluted weighted-average shares outstanding	147,073	155,117	149,535	154,903
Net earnings per share:
Basic	$1.79	$1.06	$4.71	$4.09
Diluted	$1.78	$1.05	$4.68	$4.06
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 3.9 million and 0.5 million shares for the three months ended September 25, 2022 and September 26, 2021, respectively, and 2.3 million and 0.5 million shares for the nine months ended September 25, 2022 and September 26, 2021, respectively.
7. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	September 25, 2022	December 31, 2021	September 26, 2021
Mutual funds	$33,631	$49,650	$48,766
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

	September 25, 2022	December 31, 2021	September 26, 2021
Raw materials and work in process	$311,424	$347,915	$279,699
Motorcycle finished goods	304,195	345,956	178,315
Parts and accessories and apparel	160,724	103,191	86,977
Inventory at lower of FIFO cost or net realizable value	776,343	797,062	544,991
Excess of FIFO over LIFO cost	(95,581)	(84,120)	(69,677)
	$680,762	$712,942	$475,314
Restricted cash – During the quarter ended September 25, 2022, the Company received a $100 million cash deposit from an independent strategic investor, Kwang Yang Motor Co., Ltd. (KYMCO), in advance of the pending LiveWire transaction, discussed further in Note 20. Restricted cash recorded in connection with asset-backed financing is discussed further in Note 12.

Deposits – Harley-Davidson Financial Services offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $344.7 million, $290.3 million and $290.3 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 25, 2022, December 31, 2021, and September 26, 2021, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of September 25, 2022 were as follows (in thousands):

2022	$27,475
2023	80,106
2024	80,378
2025	24,006
2026	79,742
Thereafter	54,158
Future maturities	345,865
Unamortized fees	(1,130)
$344,735
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Nine months ended
	September 25, 2022	September 26, 2021
Cash flows from operating activities:
Net income	$699,537	$628,457
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	114,867	122,483
Amortization of deferred loan origination costs	72,214	63,265
Amortization of financing origination fees	11,475	10,426
Provision for long-term employee benefits	(14,637)	19,640
Employee benefit plan contributions and payments	(4,766)	(14,677)
Stock compensation expense	33,595	34,032
Net change in wholesale finance receivables related to sales	(294,698)	(22,031)
Provision for credit losses	94,572	4,935
Deferred income taxes	(2,980)	10,626
Other, net	24,392	2,094
Changes in current assets and liabilities:
Accounts receivable, net	(150,726)	(148,670)
Finance receivables – accrued interest and other	3,566	11,088
Inventories, net	(6,577)	31,874
Accounts payable and accrued liabilities	37,745	168,306
Other current assets	(42,875)	3,703
	(124,833)	297,094
Net cash provided by operating activities	$574,704	$925,551

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
Finance receivables, net were as follows (in thousands):

	September 25, 2022	December 31, 2021	September 26, 2021
Retail finance receivables	$6,945,649	$6,493,519	$6,727,956
Wholesale finance receivables	756,895	417,781	491,136
	7,702,544	6,911,300	7,219,092
Allowance for credit losses	(360,096)	(339,379)	(355,834)
	$7,342,448	$6,571,921	$6,863,258
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company’s outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. During the third quarter of 2022, economic recovery slowed and the ongoing pace of economic recovery remained uncertain as the magnitude of inflation continued to challenge the U.S. and global economies, near-term recession concerns have not abated, muted consumer confidence persisted, the conflict in Ukraine was wide-reaching with resolution uncertain, and global supply chain issues continued, among other factors. As such, at the end of the third quarter of 2022, the Company’s outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement in certain factors, such as unemployment, with a high probability of a near-term recession.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance for credit losses balance. These factors include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, and changes in other portfolio-specific loan characteristics.
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
Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended September 25, 2022			Nine months ended September 25, 2022
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$342,691	$9,446	$352,137	$326,320	$13,059	$339,379
Provision for credit losses	34,697	1,920	36,617	96,265	(1,693)	94,572
Charge-offs	(40,283)	—	(40,283)	(114,145)	—	(114,145)
Recoveries	11,625	—	11,625	40,290	—	40,290
Balance, end of period	$348,730	$11,366	$360,096	$348,730	$11,366	$360,096
	Three months ended September 26, 2021			Nine months ended September 26, 2021
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$342,490	$16,321	$358,811	$371,738	$19,198	$390,936
Provision for credit losses	13,861	(2,653)	11,208	10,465	(5,530)	4,935
Charge-offs	(24,670)	—	(24,670)	(76,366)	—	(76,366)
Recoveries	10,335	150	10,485	36,179	150	36,329
Balance, end of period	$342,016	$13,818	$355,834	$342,016	$13,818	$355,834
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

The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	September 25, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$1,002,057	$684,597	$312,641	$187,399	$87,508	$36,424	$2,310,626
Prime	1,281,483	982,085	476,677	297,481	160,552	102,887	3,301,165
Sub-prime	389,674	334,611	185,874	122,231	67,147	58,364	1,157,901
	2,673,214	2,001,293	975,192	607,111	315,207	197,675	6,769,692
Canadian Retail:
Super prime	46,930	33,149	19,727	14,500	6,365	2,085	122,756
Prime	15,043	11,537	8,149	5,738	3,562	2,345	46,374
Sub-prime	1,984	1,552	1,321	991	582	397	6,827
	63,957	46,238	29,197	21,229	10,509	4,827	175,957
	$2,737,171	$2,047,531	$1,004,389	$628,340	$325,716	$202,502	$6,945,649

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$1,010,636	$484,479	$316,390	$171,763	$65,753	$27,424	$2,076,445
Prime	1,391,385	712,858	470,177	277,206	142,288	82,169	3,076,083
Sub-prime	476,688	273,787	182,002	105,330	61,923	51,035	1,150,765
	2,878,709	1,471,124	968,569	554,299	269,964	160,628	6,303,293
Canadian Retail:
Super prime	51,779	32,724	27,073	13,984	4,619	1,614	131,793
Prime	16,882	12,675	9,244	6,230	3,628	1,779	50,438
Sub-prime	2,356	2,134	1,571	947	606	381	7,995
	71,017	47,533	37,888	21,161	8,853	3,774	190,226
	$2,949,726	$1,518,657	$1,006,457	$575,460	$278,817	$164,402	$6,493,519

	September 26, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$896,163	$551,078	$367,490	$206,333	$83,674	$38,494	$2,143,232
Prime	1,228,335	805,349	538,440	323,554	171,308	107,715	3,174,701
Sub-prime	428,238	312,163	207,139	119,730	72,026	64,890	1,204,186
	2,552,736	1,668,590	1,113,069	649,617	327,008	211,099	6,522,119
Canadian Retail:
Super prime	50,110	36,596	31,173	16,701	6,265	2,239	143,084
Prime	16,166	13,904	10,336	7,026	4,228	2,350	54,010
Sub-prime	2,345	2,436	1,694	1,090	704	474	8,743
	68,621	52,936	43,203	24,817	11,197	5,063	205,837
	$2,621,357	$1,721,526	$1,156,272	$674,434	$338,205	$216,162	$6,727,956

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
The amortized cost of the Company's wholesale financial receivables, by vintage and credit quality indicator, was as follows (in thousands):

	September 25, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	714,122	22,850	7,169	3,749	8,607	398	756,895
	$714,122	$22,850	$7,169	$3,749	$8,607	$398	$756,895

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	380,211	11,379	11,047	10,565	3,662	917	417,781
	$380,211	$11,379	$11,047	$10,565	$3,662	$917	$417,781

	September 26, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	432,088	19,082	22,821	11,218	4,222	1,705	491,136
	$432,088	$19,082	$22,821	$11,218	$4,222	$1,705	$491,136
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against Financial Services interest income when the account is charged-off. The Company reversed $3.9 million and $3.1 million of accrued interest against Financial Services interest income during the three months ended September 25, 2022 and September 26, 2021, respectively, and $13.0 million and $11.6 million during the nine months ended September 25, 2022 and September 26, 2021, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of September 25, 2022, December 31, 2021 and September 26, 2021, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and nine months ended September 25, 2022 and September 26, 2021. As such, the Company did not reverse any accrued interest in those periods. There were no dealers on non-accrual status at September 25, 2022, December 31, 2021, and September 26, 2021.
The aging analysis of the Company's finance receivables was as follows (in thousands):

	September 25, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,714,095	$136,957	$49,260	$45,337	$231,554	$6,945,649
Wholesale finance receivables	756,609	271	15	—	286	756,895
	$7,470,704	$137,228	$49,275	$45,337	$231,840	$7,702,544

	December 31, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,298,485	$115,942	$44,326	$34,766	$195,034	$6,493,519
Wholesale finance receivables	417,720	9	1	51	61	417,781
	$6,716,205	$115,951	$44,327	$34,817	$195,095	$6,911,300

	September 26, 2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,561,412	$101,157	$35,273	$30,114	$166,544	$6,727,956
Wholesale finance receivables	490,974	46	92	24	162	491,136
	$7,052,386	$101,203	$35,365	$30,138	$166,706	$7,219,092
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of September 25, 2022, December 31, 2021 and September 26, 2021. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. From the second quarter of 2020 through the end of the second quarter of 2021, in response to the impact of the COVID-19 pandemic, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. The Company continues to grant standard payment extensions to customers in accordance with its policies.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	September 25, 2022			December 31, 2021			September 26, 2021
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$459,252	$29,975	$331	$562,262	$14,644	$1,388	$406,220	$10,174	$502
Commodity contracts	1,724	169	—	996	19	39	1,000	458	—
Cross-currency swaps	1,367,460	—	149,479	1,367,460	35,071	—	1,367,460	47,989	—
	$1,828,436	$30,144	$149,810	$1,930,718	$49,734	$1,427	$1,774,680	$58,621	$502

	Derivative Financial Instruments Not Designated as Hedging Instruments
	September 25, 2022			December 31, 2021			September 26, 2021
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$—	$—	$—	$241,935	$1,299	$916	$135,381	$375	$162
Commodity contracts	8,197	27	919	10,631	641	18	9,920	739	30
Interest rate caps	1,183,178	3,857	—	504,526	360	—	608,222	112	—
	$1,191,375	$3,884	$919	$757,092	$2,300	$934	$753,523	$1,226	$192

(a)Includes $3.9 million of interest rate caps recorded in Other long-term assets as of September 25, 2022 with all remaining amounts recorded in Other current assets.
(b)Includes $82.7 million of cross-currency swaps recorded in Other long-term liabilities as of September 25, 2022 with all remaining amounts recorded in Accrued liabilities.
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Foreign currency contracts	$26,657	$8,653	$54,429	$20,829	$15,202	$(3,504)	$30,484	$(16,051)
Commodity contracts	88	390	816	546	147	65	627	36
Cross-currency swaps	(94,912)	(40,741)	(184,551)	(90,633)	(95,111)	(33,600)	(201,377)	(77,775)
Treasury rate lock contracts	—	—	—	—	(90)	(127)	(335)	(375)
Interest rate swaps	—	—	—	397	—	—	—	(2,689)
	$(68,167)	$(31,698)	$(129,306)	$(68,861)	$(79,852)	$(37,166)	$(170,601)	$(96,854)
The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Three months ended September 25, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$946,656	$265,841	$8,124	$60,740

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$15,202	$—	$—	$—
Commodity contracts	$147	$—	$—	$—
Cross-currency swaps	$—	$(95,111)	$—	$—
Treasury rate lock contracts	$—	$—	$(90)	$—
	Three months ended September 26, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$850,193	$254,312	$7,779	$44,770

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(3,504)	$—	$—	$—
Commodity contracts	$65	$—	$—	$—
Cross-currency swaps	$—	$(33,600)	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(36)

	Motorcycles cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial Services interest expense
	Nine months ended September 25, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,721,913	$740,699	$23,555	$150,488

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$30,484	$—	$—	$—
Commodity contracts	$627	$—	$—	$—
Cross-currency swaps	$—	$(201,377)	$—	$—
Treasury rate lock contracts	$—	$—	$(272)	$(63)
	Nine months ended September 26, 2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,586,264	$747,665	$23,209	$149,098

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(16,051)	$—	$—	$—
Commodity contracts	$36	$—	$—	$—
Cross-currency swaps	$—	$(77,775)	$—	$—
Treasury rate lock contracts	$—	$—	$(272)	$(103)
Interest rate swaps	$—	$—	$—	$(2,689)
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at September 25, 2022, estimated to be reclassified into income over the next 12 months was $1.8 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles cost of goods sold. Gains and losses on interest rate caps were recorded in Selling, administrative & engineering expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Foreign currency contracts	$3,061	$2,152	$9,348	$(3,396)
Commodity contracts	(760)	102	472	1,528
Interest rate caps	1,997	(39)	2,015	65
	$4,298	$2,215	$11,835	$(1,803)
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
Operating lease expense for the three months ended September 25, 2022 and September 26, 2021 was $6.2 million and $6.1 million, respectively, and $19.3 million and $18.7 million for the nine months ended September 25, 2022 and September 26, 2021, respectively. This includes variable lease costs related to assets used in manufacturing and distribution processes of approximately $0.8 million and $0.9 million for the three months ended September 25, 2022 and September 26, 2021, respectively, and $2.7 million and $3.4 million for the nine months ended September 25, 2022 and September 26, 2021, respectively. Other variable and short-term lease costs were not material.
Balance sheet information related to the Company's leases was as follows (in thousands):

	September 25, 2022	December 31, 2021	September 26, 2021
Lease assets	$40,543	$49,625	$47,507

Accrued liabilities	$15,366	$17,369	$18,468
Lease liabilities	23,836	29,904	26,017
	$39,202	$47,273	$44,485
Future maturities of the Company's operating lease liabilities as of September 25, 2022 were as follows (in thousands):

2022	$4,502
2023	14,351
2024	8,437
2025	6,121
2026	4,927
Thereafter	2,130
Future lease payments	40,468
Present value discount	(1,266)
Lease liabilities	$39,202

Other lease information surrounding the Company's operating leases was as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Cash outflows for amounts included in the measurement of lease liabilities	$5,391	$4,756	$14,985	$20,479
ROU assets obtained in exchange for lease obligations, net of modifications	$1,980	$11,189	$8,333	$17,390

	September 25, 2022	December 31, 2021	September 26, 2021
Weighted-average remaining lease term (in years)	3.43	3.86	3.36
Weighted-average discount rate	2.1%	1.9%	2.4%
11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	September 25, 2022	December 31, 2021	September 26, 2021
Unsecured commercial paper	$692,551	$751,286	$749,620
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		September 25, 2022	December 31, 2021	September 26, 2021
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$82,154	$85,054	$98,310
Asset-backed U.S. commercial paper conduit facility		489,074	272,589	242,254
Asset-backed securitization debt		2,416,075	1,634,753	1,961,571
Unamortized discounts and debt issuance costs		(10,669)	(7,611)	(9,203)
		2,976,634	1,984,785	2,292,932
Unsecured notes (at par value):
Medium-term notes:
Due in 2022, issued February 2019	4.05%	—	550,000	550,000
Due in 2022, issued June 2017	2.55%	—	400,000	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	632,586	737,302	756,763
Due in 2024, issued November 2019(b)	3.14%	583,926	680,586	698,550
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2027, issued February 2022	3.05%	500,000	—	—
Unamortized discounts and debt issuance costs		(9,682)	(9,228)	(10,649)
		2,756,830	3,408,660	3,444,664

		September 25, 2022	December 31, 2021	September 26, 2021
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(4,808)	(5,332)	(5,506)
		745,192	744,668	744,494
		3,502,022	4,153,328	4,189,158
Long-term debt		6,478,656	6,138,113	6,482,090
Current portion of long-term debt, net		(1,740,422)	(1,542,496)	(1,605,798)
Long-term debt, net		$4,738,234	$4,595,617	$4,876,292
(a)€650.0 million par value remeasured to U.S. dollar at September 25, 2022, December 31, 2021, and September 26, 2021, respectively
(b)€600.0 million par value remeasured to U.S. dollar at September 25, 2022, December 31, 2021, and September 26, 2021, respectively

Future principal payments of the Company's debt obligations as of September 25, 2022 were as follows (in thousands):

2022	$978,288
2023	1,701,700
2024	1,257,491
2025	1,866,611
2026	521,545
Thereafter	870,731
Future principal payments	7,196,366
Unamortized discounts and debt issuance costs	(25,159)
$7,171,207
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	September 25, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$3,003,578	$(150,672)	$170,297	$8,274	$3,031,477	$2,405,406
Asset-backed U.S. commercial paper conduit facility	540,751	(27,114)	35,581	1,308	550,526	489,074
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	93,781	(3,874)	6,162	168	96,237	82,154
	$3,638,110	$(181,660)	$212,040	$9,750	$3,678,240	$2,976,634

	December 31, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,048,194	$(102,779)	$123,717	$2,328	$2,071,460	$1,627,142
Asset-backed U.S. commercial paper conduit facility	297,454	(14,898)	20,567	654	303,777	272,589
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	97,180	(3,990)	6,191	139	99,520	85,054
	$2,442,828	$(121,667)	$150,475	$3,121	$2,474,757	$1,984,785

	September 26, 2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,362,454	$(119,975)	$148,177	$2,228	$2,392,884	$1,952,368
Asset-backed U.S. commercial paper conduit facility	264,226	(13,396)	19,688	526	271,044	242,254
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	112,374	(4,729)	7,408	157	115,210	98,310
	$2,739,054	$(138,100)	$175,273	$2,911	$2,779,138	$2,292,932
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs which in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2024 to 2030.

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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2022			2021
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$663.1	$600.0	$597.4
Second quarter	2,176.4	1,836.3	1,826.9	—	—	—
Third quarter	—	—	$—	635.5	575.0	572.5
	$2,176.4	$1,836.3	$1,826.9	$1,298.6	$1,175.0	$1,169.9
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – On September 23, 2022, the Company amended its $900.0 million revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits, increasing the aggregate commitment to $1.5 billion. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In addition to the $1.5 billion aggregate commitment, the agreement allows for additional borrowings, at the lender’s discretion, of up to $300.0 million. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. Subsequent to the amendment date, the interest rate on any borrowings, if not funded by a conduit lender through the issuance of commercial paper, along with the current outstanding debt as of the date of the borrowings, is based on the Secured Overnight Financing Rate (SOFR). Prior to the amendment date, if not funded by a conduit lender through the issuance of commercial paper, the terms of the interest were based on LIBOR, with provisions for a transition to other benchmark rates. In each of these cases, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 25, 2022, the U.S. Conduit Facility has an expiration date of November 18, 2022.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the third quarter of 2022. During the second quarter of 2022, the Company transferred $420.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $362.8 million of debt under the U.S. Conduit Facility. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the nine months ended September 26, 2021.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2022, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 25, 2022, the Canadian Conduit has an expiration date of June 30, 2023.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $14.1 million at September 25, 2022. The maximum exposure is not an indication of the Company's expected loss exposure.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in millions):

	2022		2021
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$25.3	$21.2	$—	$—
Second quarter	—	—	—	—
Third quarter	27.8	23.0	32.8	27.4
	$53.1	$44.2	$32.8	$27.4
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
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 25, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,324,705	$1,057,000	$267,705
Marketable securities	33,631	33,631	—
Derivative financial instruments	34,028	—	34,028
	$1,392,364	$1,090,631	$301,733
Liabilities:
Derivative financial instruments	$150,729	$—	$150,729

	December 31, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,617,887	$1,337,900	$279,987
Marketable securities	49,650	49,650	—
Derivative financial instruments	52,034	—	52,034
	$1,719,571	$1,387,550	$332,021
Liabilities:
Derivative financial instruments	$2,361	$—	$2,361
	September 26, 2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,753,398	$1,503,400	$249,998
Marketable securities	48,766	48,766	—
Derivative financial instruments	59,847	—	59,847
	$1,862,011	$1,552,166	$309,845
Liabilities:
Derivative financial instruments	$694	$—	$694
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $20.3 million at September 25, 2022 and $18.3 million at December 31, 2021 and September 26, 2021, for which the fair value adjustment was a decrease of $2.5 million, $2.9 million and $1.4 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	September 25, 2022		December 31, 2021		September 26, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,555,135	$7,342,448	$6,794,499	$6,571,921	$7,117,828	$6,863,258
Liabilities:
Deposits, net	$369,429	$344,735	$293,602	$290,326	$292,284	$290,270
Debt:
Unsecured commercial paper	$692,551	$692,551	$751,286	$751,286	$749,620	$749,620
Asset-backed U.S. commercial paper conduit facility	$489,074	$489,074	$272,589	$272,589	$242,254	$242,254
Asset-backed Canadian commercial paper conduit facility	$82,154	$82,154	$85,054	$85,054	$98,310	$98,310
Asset-backed securitization debt	$2,385,056	$2,405,406	$1,633,749	$1,627,142	$1,967,893	$1,952,368
Medium-term notes	$2,612,372	$2,756,830	$3,513,815	$3,408,660	$3,583,411	$3,444,664
Senior notes	$637,494	$745,192	$790,373	$744,668	$798,518	$744,494
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
Deposits, net – The carrying value of deposits is amortized cost, net of fees. The fair value of deposits is estimated based upon rates currently available for deposits with similar terms and maturities. Fair value is calculated using Level 3 inputs.
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
14. Product Warranty and Recall Campaigns
The Company currently provides a standard two-year limited warranty on all new motorcycles sold worldwide, except in certain markets, where the Company currently provides a standard three-year limited warranty. The Company also provides a five-year limited warranty on the battery for electric motorcycles. In addition, the Company provides a one-year warranty for parts and accessories. The warranty coverage for the retail customer generally begins when the product is sold to a retail customer. The Company accrues for future warranty claims at the time of shipment using an estimated cost based primarily on historical Company claim information.

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

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Balance, beginning of period	$61,727	$73,626	$61,621	$69,208
Warranties issued during the period	11,094	9,516	31,522	34,006
Settlements made during the period	(12,099)	(10,860)	(29,228)	(29,823)
Recalls and changes to pre-existing warranty liabilities	17,181	(569)	13,988	(1,678)
Balance, end of period	$77,903	$71,713	$77,903	$71,713
The liability for recall campaigns, included in the balance above, was $31.2 million, $16.9 million and $21.9 million at September 25, 2022, December 31, 2021 and September 26, 2021, respectively.
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

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Pension and SERPA Benefits:
Service cost	$4,763	$6,348	$14,289	$19,044
Interest cost	15,473	15,472	46,418	46,412
Expected return on plan assets	(31,476)	(32,720)	(94,428)	(98,160)
Amortization of unrecognized:
Prior service credit	(328)	(312)	(984)	(936)
Net loss	7,978	18,386	23,934	55,158
Settlement (gain) loss	—	—	(256)	816
Net periodic benefit (income) cost	$(3,590)	$7,174	$(11,027)	$22,334
Postretirement Healthcare Benefits:
Service cost	$1,161	$1,288	$3,482	$3,864
Interest cost	1,904	1,626	5,712	4,878
Expected return on plan assets	(3,809)	(3,495)	(11,427)	(10,485)
Amortization of unrecognized:
Prior service credit	(581)	(581)	(1,743)	(1,743)
Net loss	122	264	366	792
Net periodic benefit income	$(1,203)	$(898)	$(3,610)	$(2,694)
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
Supply Matter – During the second quarter of 2022, the Company received information from a third-party supplier concerning a regulatory compliance matter relating to the supplier's component part. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments (excluding LiveWire models) for approximately two weeks during the second quarter of 2022. The Company continues to work through the regulatory compliance matter with its relevant suppliers and the regulatory agency. Given the uncertainties related to this matter, the Company is currently unable to reasonably estimate any potential additional costs or recall expenses it may incur. While at this time the Company does not expect that this matter will result in additional costs or recall expenses that are material, it is possible that the Company could incur additional costs or recall expenses that are material.
17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended September 25, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(79,543)	$20,775	$(183,508)	$(242,276)
Other comprehensive loss, before reclassifications	(47,333)	(68,167)	—	(115,500)
Income tax benefit	1,088	14,803	—	15,891
	(46,245)	(53,364)	—	(99,609)
Reclassifications:
Net loss on derivative financial instruments	—	79,852	—	79,852
Prior service credits(a)	—	—	(909)	(909)
Actuarial losses(a)	—	—	8,100	8,100
Reclassifications before tax	—	79,852	7,191	87,043
Income tax expense	—	(17,457)	(1,688)	(19,145)
	—	62,395	5,503	67,898
Other comprehensive (loss) income	(46,245)	9,031	5,503	(31,711)
Balance, end of period	$(125,788)	$29,806	$(178,005)	$(273,987)

	Three months ended September 26, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(23,512)	$(29,088)	$(402,537)	$(455,137)
Other comprehensive loss, before reclassifications	(18,296)	(31,698)	—	(49,994)
Income tax benefit	460	6,928	—	7,388
	(17,836)	(24,770)	—	(42,606)
Reclassifications:
Net loss on derivative financial instruments	—	37,166	—	37,166
Prior service credits(a)	—	—	(893)	(893)
Actuarial losses(a)	—	—	18,650	18,650
Reclassifications before tax	—	37,166	17,757	54,923
Income tax expense	—	(8,126)	(4,169)	(12,295)
	—	29,040	13,588	42,628
Other comprehensive (loss) income	(17,836)	4,270	13,588	22
Balance, end of period	$(41,348)	$(24,818)	$(388,949)	$(455,115)

	Nine months ended September 25, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(82,737)	(129,306)	—	(212,043)
Income tax benefit	1,350	28,025	—	29,375
	(81,387)	(101,281)	—	(182,668)
Reclassifications:
Net loss on derivative financial instruments	—	170,601	—	170,601
Prior service credits(a)	—	—	(2,727)	(2,727)
Actuarial losses(a)	—	—	24,300	24,300
Reclassifications before tax	—	170,601	21,573	192,174
Income tax expense	—	(37,509)	(5,065)	(42,574)
	—	133,092	16,508	149,600
Other comprehensive (loss) income	(81,387)	31,811	16,508	(33,068)
Balance, end of period	$(125,788)	$29,806	$(178,005)	$(273,987)

	Nine months ended September 26, 2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive loss, before reclassifications	(33,648)	(68,861)	—	(102,509)
Income tax (expense) benefit	(111)	15,026	—	14,915
	(33,759)	(53,835)	—	(87,594)
Reclassifications:
Net loss on derivative financial instruments	—	96,854	—	96,854
Prior service credits(a)	—	—	(2,679)	(2,679)
Actuarial losses(a)	—	—	55,950	55,950
Reclassifications before tax	—	96,854	53,271	150,125
Income tax expense	—	(21,721)	(12,508)	(34,229)
	—	75,133	40,763	115,896
Other comprehensive (loss) income	(33,759)	21,298	40,763	28,302
Balance, end of period	$(41,348)	$(24,818)	$(388,949)	$(455,115)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Motorcycles and Related Products:
Motorcycles revenue	$1,436,962	$1,160,618	$4,006,604	$3,724,225
Gross profit	490,306	310,425	1,284,691	1,137,961
Selling, administrative and engineering expense	232,541	212,243	632,756	626,211
Restructuring expense (benefit)	3	517	(389)	731
Operating income	257,762	97,665	652,324	511,019
Financial Services:
Financial Services revenue	211,613	204,692	606,244	595,650
Financial Services expense	130,657	98,047	353,003	275,487
Restructuring expense	—	98	—	436
Operating income	80,956	106,547	253,241	319,727
Operating income	$338,718	$204,212	$905,565	$830,746

Total assets for the Motorcycles and Financial Services segments were $3.4 billion and $8.5 billion, respectively, as of September 25, 2022, $3.3 billion and $7.7 billion, respectively, as of December 31, 2021, and $3.0 billion and $8.2 billion, respectively, as of September 26, 2021.
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

	Three months ended September 25, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,439,894	$—	$(2,932)	$1,436,962
Financial Services	—	212,100	(487)	211,613
	1,439,894	212,100	(3,419)	1,648,575
Costs and expenses:
Motorcycles and Related Products cost of goods sold	946,656	—	—	946,656
Financial Services interest expense	—	60,740	—	60,740
Financial Services provision for credit losses	—	36,617	—	36,617
Selling, administrative and engineering expense	233,151	36,231	(3,541)	265,841
Restructuring expense	3	—	—	3
	1,179,810	133,588	(3,541)	1,309,857
Operating income	260,084	78,512	122	338,718
Other income, net	9,358	—	—	9,358
Investment income	201,723	—	(200,000)	1,723
Interest expense	8,124	—	—	8,124
Income before income taxes	463,041	78,512	(199,878)	341,675
Provision for income taxes	61,390	19,099	—	80,489
Net income	$401,651	$59,413	$(199,878)	$261,186

	Nine months ended September 25, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$4,015,779	$—	$(9,175)	$4,006,604
Financial Services	—	607,876	(1,632)	606,244
	4,015,779	607,876	(10,807)	4,612,848
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,721,913	—	—	2,721,913
Financial Services interest expense	—	150,488	—	150,488
Financial Services provision for credit losses	—	94,572	—	94,572
Selling, administrative and engineering expense	634,506	117,117	(10,924)	740,699
Restructuring benefit	(389)	—	—	(389)
	3,356,030	362,177	(10,924)	3,707,283
Operating income	659,749	245,699	117	905,565
Other income, net	30,443	—	—	30,443
Investment (income) loss	196,214	—	(200,000)	(3,786)
Interest expense	23,555	—	—	23,555
Income before income taxes	862,851	245,699	(199,883)	908,667
Provision for income taxes	150,231	58,899	—	209,130
Net income	$712,620	$186,800	$(199,883)	$699,537

	Three months ended September 26, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,167,432	$—	$(6,814)	$1,160,618
Financial Services	—	202,080	2,612	204,692
	1,167,432	202,080	(4,202)	1,365,310
Costs and expenses:
Motorcycles and Related Products cost of goods sold	850,193	—	—	850,193
Financial Services interest expense	—	44,770	—	44,770
Financial Services provision for credit losses	—	11,208	—	11,208
Selling, administrative and engineering expense	216,030	42,686	(4,404)	254,312
Restructuring expense	517	98	—	615
	1,066,740	98,762	(4,404)	1,161,098
Operating income	100,692	103,318	202	204,212
Other income, net	858	—	—	858
Investment income	120,198	—	(120,000)	198
Interest expense	7,779	—	—	7,779
Income before income taxes	213,969	103,318	(119,798)	197,489
Provision for income taxes	7,408	27,108	—	34,516
Net income	$206,561	$76,210	$(119,798)	$162,973

	Nine months ended September 26, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$3,742,869	$—	$(18,644)	$3,724,225
Financial Services	—	590,468	5,182	595,650
	3,742,869	590,468	(13,462)	4,319,875
Costs and expenses:
Motorcycles and Related Products cost of goods sold	2,586,264	—	—	2,586,264
Financial Services interest expense	—	149,098	—	149,098
Financial Services provision for credit losses	—	4,935	—	4,935
Selling, administrative and engineering expense	635,902	125,053	(13,290)	747,665
Restructuring expense	731	436	—	1,167
	3,222,897	279,522	(13,290)	3,489,129
Operating income	519,972	310,946	(172)	830,746
Other income, net	1,825	—	—	1,825
Investment income	244,331	—	(240,000)	4,331
Interest expense	23,209	—	—	23,209
Income before income taxes	742,919	310,946	(240,172)	813,693
Provision for income taxes	112,974	72,262	—	185,236
Net income	$629,945	$238,684	$(240,172)	$628,457

	September 25, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$926,389	$803,861	$—	$1,730,250
Accounts receivable, net	695,899	—	(395,445)	300,454
Finance receivables, net	—	1,807,718	—	1,807,718
Inventories, net	680,762	—	—	680,762
Restricted cash	100,000	187,264	—	287,264
Other current assets	167,999	54,251	(16,516)	205,734
	2,571,049	2,853,094	(411,961)	5,012,182
Finance receivables, net	—	5,534,730	—	5,534,730
Property, plant and equipment, net	616,382	25,269	—	641,651
Pension and postretirement assets	424,784	—	—	424,784
Goodwill	60,440	—	—	60,440
Deferred income taxes	15,806	79,162	(25,234)	69,734
Lease assets	34,230	6,313	—	40,543
Other long-term assets	206,409	43,368	(106,230)	143,547
	$3,929,100	$8,541,936	$(543,425)	$11,927,611
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414,448	$419,531	$(395,445)	$438,534
Accrued liabilities	532,808	193,328	(15,592)	710,544
Short-term deposits, net	—	97,856	—	97,856
Short-term debt	—	692,551	—	692,551
Current portion of long-term debt, net	—	1,740,422	—	1,740,422
	947,256	3,143,688	(411,037)	3,679,907
Long-term deposits, net	—	246,879	—	246,879
Long-term debt, net	745,192	3,993,042	—	4,738,234
Lease liabilities	17,524	6,312	—	23,836
Pension and postretirement liabilities	92,953	—	—	92,953
Deferred income taxes	32,199	582	(24,469)	8,312
Other long-term liabilities	157,112	138,027	2,141	297,280
Commitments and contingencies (Note 16)
Shareholders’ equity	1,936,864	1,013,406	(110,060)	2,840,210
	$3,929,100	$8,541,936	$(543,425)	$11,927,611

	September 26, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,115,014	$946,289	$—	$2,061,303
Accounts receivable, net	590,806	—	(308,179)	282,627
Finance receivables, net	—	1,540,822	—	1,540,822
Inventories, net	475,314	—	—	475,314
Restricted cash	—	153,873	—	153,873
Other current assets	114,221	94,868	(14,608)	194,481
	2,295,355	2,735,852	(322,787)	4,708,420
Finance receivables, net	—	5,322,436	—	5,322,436
Property, plant and equipment, net	642,253	29,583	—	671,836
Pension and postretirement assets	132,958	—	—	132,958
Goodwill	63,841	—	—	63,841
Deferred income taxes	43,097	86,011	(1,049)	128,059
Lease assets	40,163	7,344	—	47,507
Other long-term assets	191,126	37,370	(103,749)	124,747
	$3,408,793	$8,218,596	$(427,585)	$11,199,804
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361,057	$329,338	$(308,179)	$382,216
Accrued liabilities	489,988	123,642	(13,778)	599,852
Short-term deposits, net	—	92,626	—	92,626
Short-term debt	—	749,620	—	749,620
Current portion of long-term debt, net	—	1,605,798	—	1,605,798
	851,045	2,901,024	(321,957)	3,430,112
Long-term deposits, net	—	197,644	—	197,644
Long-term debt, net	744,494	4,131,798	—	4,876,292
Lease liabilities	19,457	6,560	—	26,017
Pension and postretirement liabilities	103,144	—	—	103,144
Deferred income taxes	7,166	1,419	—	8,585
Other long-term liabilities	173,178	48,586	2,352	224,116
Commitments and contingencies (Note 16)
Shareholders’ equity	1,510,309	931,565	(107,980)	2,333,894
	$3,408,793	$8,218,596	$(427,585)	$11,199,804

	Nine months ended September 25, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$712,620	$186,800	$(199,883)	$699,537
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	108,485	6,382	—	114,867
Amortization of deferred loan origination costs	—	72,214	—	72,214
Amortization of financing origination fees	524	10,951	—	11,475
Provision for long-term employee benefits	(14,637)	—	—	(14,637)
Employee benefit plan contributions and payments	(4,766)	—	—	(4,766)
Stock compensation expense	31,418	2,177	—	33,595
Net change in wholesale finance receivables related to sales	—	—	(294,698)	(294,698)
Provision for credit losses	—	94,572	—	94,572
Deferred income taxes	1,981	(4,681)	(280)	(2,980)
Other, net	20,190	4,318	(116)	24,392
Changes in current assets and liabilities:
Accounts receivable, net	(443,645)	—	292,919	(150,726)
Finance receivables – accrued interest and other	—	3,566	—	3,566
Inventories, net	(6,577)	—	—	(6,577)
Accounts payable and accrued liabilities	22,075	321,594	(305,924)	37,745
Other current assets	(58,774)	2,615	13,284	(42,875)
	(343,726)	513,708	(294,815)	(124,833)
Net cash provided by operating activities	368,894	700,508	(494,698)	574,704
Cash flows from investing activities:
Capital expenditures	(82,153)	(2,794)	—	(84,947)
Origination of finance receivables	—	(6,642,296)	2,868,466	(3,773,830)
Collections on finance receivables	—	5,684,649	(2,573,768)	3,110,881
Other investing activities	2,160	—	—	2,160
Net cash used by investing activities	(79,993)	(960,441)	294,698	(745,736)

	Nine months ended September 25, 2022
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(950,000)	—	(950,000)
Proceeds from securitization debt	—	1,826,891	—	1,826,891
Repayments of securitization debt	—	(1,054,939)	—	(1,054,939)
Borrowings of asset-backed commercial paper	—	448,255	—	448,255
Repayments of asset-backed commercial paper	—	(228,431)	—	(228,431)
Net decrease in unsecured commercial paper	—	(60,281)	—	(60,281)
Net increase in deposits	—	54,080	—	54,080
Deposit in advance of business combination	100,000	—	—	100,000
Dividends paid	(70,163)	(200,000)	200,000	(70,163)
Repurchase of common stock	(338,496)	—	—	(338,496)
Other financing activities	(1,237)	—	—	(1,237)
Net cash (used) provided by financing activities	(309,896)	331,360	200,000	221,464
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30,821)	(2,540)	—	(33,361)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(51,816)	$68,887	$—	$17,071

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,816)	68,887	—	17,071
Cash, cash equivalents and restricted cash, end of period	$1,026,389	$1,015,901	$—	$2,042,290

	Nine months ended September 26, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$629,945	$238,684	$(240,172)	$628,457
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	115,779	6,704	—	122,483
Amortization of deferred loan origination costs	—	63,265	—	63,265
Amortization of financing origination fees	517	9,909	—	10,426
Provision for long-term employee benefits	19,640	—	—	19,640
Employee benefit plan contributions and payments	(14,677)	—	—	(14,677)
Stock compensation expense	31,089	2,943	—	34,032
Net change in wholesale finance receivables related to sales	—	—	(22,031)	(22,031)
Provision for credit losses	—	4,935	—	4,935
Deferred income taxes	4,710	6,028	(112)	10,626
Other, net	3,320	(1,397)	171	2,094
Changes in current assets and liabilities:
Accounts receivable, net	(379,821)	—	231,151	(148,670)
Finance receivables – accrued interest and other	—	11,088	—	11,088
Inventories, net	31,874	—	—	31,874
Accounts payable and accrued liabilities	162,088	247,740	(241,522)	168,306
Other current assets	(11,127)	3,952	10,878	3,703
	(36,608)	355,167	(21,465)	297,094
Net cash provided by operating activities	593,337	593,851	(261,637)	925,551
Cash flows from investing activities:
Capital expenditures	(59,128)	(2,348)	—	(61,476)
Origination of finance receivables	—	(6,157,658)	2,712,705	(3,444,953)
Collections on finance receivables	—	5,659,465	(2,691,068)	2,968,397
Other investing activities	2,485	—	—	2,485
Net cash used by investing activities	(56,643)	(500,541)	21,637	(535,547)

	Nine months ended September 26, 2021
	Harley-Davidson Motor Company	Harley-Davidson Financial Services	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	1,169,910	—	1,169,910
Repayments of securitization debt	—	(1,013,820)	—	(1,013,820)
Borrowings of asset-backed commercial paper	—	27,406	—	27,406
Repayments of asset-backed commercial paper	—	(206,671)	—	(206,671)
Net decrease in unsecured commercial paper	—	(261,978)	—	(261,978)
Net increase in deposits	—	210,144	—	210,144
Dividends paid	(69,316)	(240,000)	240,000	(69,316)
Repurchase of common stock	(11,545)	—	—	(11,545)
Other financing activities	4,324	—	—	4,324
Net cash used by financing activities	(76,537)	(1,715,009)	240,000	(1,551,546)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,304)	254	—	(11,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	$448,853	$(1,621,445)	$—	$(1,172,592)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$666,161	$2,743,007	$—	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	448,853	(1,621,445)	—	(1,172,592)
Cash, cash equivalents and restricted cash, end of period	$1,115,014	$1,121,562	$—	$2,236,576
20. Subsequent Event
LiveWire Transaction – On September 26, 2022, the Company's electric motorcycle subsidiary (LiveWire) completed its planned merger with AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company, to create a new publicly traded company. As described below, the transaction was financed with ABIC’s cash held in trust less redemptions, a cash investment from the Company and an investment from KYMCO, an independent strategic investor.
At the LiveWire transaction close, LiveWire received net proceeds of approximately $294 million, including a $180 million investment from the Company, net of transaction expenses, a $100 million investment from KYMCO and a $14 million investment from ABIC, net of redemptions and transaction expenses. Following the close, the Company has an equity interest in LiveWire of approximately 89.4%, ABIC’s shareholders and founders have an equity interest of approximately 5.7%, and KYMCO has an equity interest of approximately 4.9%. As the controlling shareholder, the Company will continue to consolidate LiveWire’s results, with additional adjustments to recognize non-controlling shareholder interests.
In connection with the LiveWire transaction, the Company received a $100 million cash deposit from KYMCO during the quarter ended September 25, 2022 in advance of the pending LiveWire transaction close. The $100 million cash deposit was included in Restricted cash on the Consolidated balance sheet as of September 25, 2022. In addition, the Company recorded a $100 million liability in Accrued liabilities on the Consolidated balance sheet as of September 25, 2022, representing the Company's obligation to return the funds to KYMCO in the event the transaction did not close.

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” “is on-track,” “forecasting,” or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of October 26, 2022 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 3, 2022), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
During the third quarter of 2022, the Company's shipments were up 19% compared to the same quarter last year as it recovered a majority of the volume lost as a result of a suspension of production and shipments for approximately two weeks during the second quarter of 2022. Year to date, through the end of the third quarter, shipments were up 0.4% compared to the same period last year. The Company plans to make up the remaining volume lost as a result of the second quarter suspension during the fourth quarter of 2022. The Company's net income was $261.2 million, or $1.78 per diluted share, in the third quarter of 2022, compared to $163.0 million, or $1.05 per diluted share, in the third quarter of 2021. On a year to date basis, the Company's net income was $699.5 million, or $4.68 per diluted share, for the first three of quarters 2022, compared to $628.5 million, or $4.06 per diluted share, for the first three quarters of 2021.
In the third quarter of 2022, Motorcycles segment operating income was $257.8 million, up $160.1 million from the third quarter of 2021. The increase in operating income from the Motorcycles segment for the third quarter of 2022 was driven primarily by higher motorcycle shipments, price increases, favorable product mix and lower tariff costs partially offset by the impact of higher supply chain costs, unfavorable foreign currency exchange rates and increased operating expenses compared to the same quarter last year. Operating income from the Financial Services segment in the third quarter of 2022 was $81.0 million, down $25.6 million compared to the prior year quarter due primarily to an increase in the provision for credit losses and higher interest expense.
Retail sales of new Harley-Davidson motorcycles in the third quarter of 2022 were down 2.3% compared to the third quarter of 2021, including a decline of 5.4% in the U.S., partially offset by an increase of 2.8% in international markets. The Company believes retail sales during the third quarter of 2022 were impacted by low dealer inventory levels following the Company's suspension of production and shipments during the second quarter of 2022. Refer to the Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company(1)
Supply Chain Challenges – During the third quarter of 2022, the Company continued to experience disruption and increased costs related to global supply chain challenges including the continued global semiconductor chip shortages. As a result of these challenges, the Company experienced higher costs in the third quarter of 2022, although the rate of year over year inflation moderated during the quarter relative to inflation rates experienced in the first two quarters of 2022. The moderation in inflation experienced during the third quarter resulted primarily from the normalization of logistics inflation which started to decline during the quarter and to a lesser extent raw materials inflation which slowed as metal markets improved. In addition, the Company continued to reduce its reliance on expedited shipping during the third quarter of 2022. The Company expects inflation rates for supply chain costs during the fourth quarter of 2022 to be similar to the third quarter of 2022 with continued improvement in logistics and material costs through the balance of the year.
Supply Matter – During the second quarter of 2022, the Company received information from a third-party supplier concerning a regulatory compliance matter relating to the supplier's component part. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments (excluding LiveWire models) for approximately two weeks during the second quarter of 2022. The Company continues to work through the regulatory compliance matter with its relevant suppliers and the regulatory agency. Given the uncertainties related to this matter, the Company is currently unable to reasonably estimate any potential additional costs or recall expenses it may incur. While at this time the Company does not expect that this matter will result in additional costs or recall expenses that are material, it is possible that the Company could incur additional costs or recall expenses that are material.
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
LiveWire Transaction – On September 26, 2022, the Company's electric motorcycle subsidiary (LiveWire) completed its planned merger with AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company, to create a new publicly traded company. As described below, the transaction was financed with ABIC’s cash held in trust less redemptions, a cash investment from the Company and an investment from Kwang Yang Motor Co., Ltd. (KYMCO), an independent strategic investor.
At the LiveWire transaction close, LiveWire received net proceeds of approximately $294 million, including a $180 million investment from the Company, net of transaction expenses, a $100 million investment from KYMCO and a $14 million investment from ABIC, net of redemptions and transaction expenses. Following the close, the Company has an equity interest in LiveWire of approximately 89.4%, ABIC’s shareholders and founders have an equity interest of approximately 5.7%, and KYMCO has an equity interest of approximately 4.9%. As the controlling shareholder, the Company will continue to consolidate LiveWire’s results, with additional adjustments to recognize non-controlling shareholder interests.

Guidance(1)
On October 26, 2022, the Company provided the following guidance for 2022, which reflects its current outlook for the supply chain challenges discussed above.
The Company continues to expect Motorcycles segment revenue growth in 2022, compared to 2021, between 5% and 10%. This forecast incorporates the expectation that the Company will make up the remaining production and wholesale shipments lost as a result of the temporary suspension of production and shipments during the second quarter. The Company continues to expect revenue in 2022 to be positively impacted by global pricing as the Company works to offset cost headwinds across its supply chain.
The Company continues to expect Motorcycles segment operating margin as a percent of revenue of 11% to 12%. The Company believes the anticipated positive impacts from pricing will more than offset the expected cost inflation across the supply chain. Also, the Company expects the suspension of the additional EU tariffs to contribute over a percentage point of margin growth.
Given the model year 2023 planned production cut-over in the fourth quarter, the Company expects 2022 fourth quarter Motorcycles segment operating margin to be impacted by lower wholesale shipments and higher operating expenses relative to the first three quarters of 2022. The Company expects operating and capital expense to be higher in the fourth quarter, as compared to the first three quarters of 2022, related to product development, marketing and other model year launch support activities.
The Company continues to expect Financial Services operating income to decline 20% to 25% in 2022 compared to 2021. This decline is largely a result of the favorable credit loss allowance reductions and lower actual credit losses in 2021.
The Company expects capital investments between $170 and $190 million in 2022, down from the previous estimate of between $190 and $220 million. The Company plans to continue to invest behind product development and capability enhancement in support of The Hardwire strategy.
The Company's capital allocation priorities remain to fund growth through The Hardwire initiatives, including funding of the LiveWire transaction, pay dividends and execute discretionary share repurchases.
Results of Operations for the Three Months Ended September 25, 2022
Compared to the Three Months Ended September 26, 2021
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 25, 2022	September 26, 2021	Increase (Decrease)	% Change
Operating income from Motorcycles and Related Products	$257,762	$97,665	$160,097	163.9%
Operating income from Financial Services	80,956	106,547	(25,591)	(24.0)
Operating income	338,718	204,212	134,506	65.9
Other income, net	9,358	858	8,500	NM
Investment income	1,723	198	1,525	NM
Interest expense	8,124	7,779	345	4.4
Income before income taxes	341,675	197,489	144,186	73.0
Provision for income taxes	80,489	34,516	45,973	133.2
Net income	$261,186	$162,973	$98,213	60.3%
Diluted earnings per share	$1.78	$1.05	$0.73	69.5%
The Company reported operating income of $338.7 million in the third quarter of 2022 compared to $204.2 million in the same period last year. Motorcycles segment operating income was $257.8 million in the third quarter of 2022, an increase of $160.1 million compared to the third quarter of 2021. Operating income from the Financial Services segment decreased $25.6 million compared to the third quarter of 2021. Refer to the Motorcycles and Related Products Segment and Financial Services Segment sections for a more detailed discussion of the factors affecting operating income.
Other income in the third quarter of 2022 was higher than in the third quarter of 2021, impacted by higher non-operating income related to the Company's defined benefit plans.

The Company's effective income tax rate for the third quarter of 2022 was 23.6% compared to 17.5% for the third quarter of 2021. The increase in the effective tax rate is primarily attributable to a higher overall tax rate in 2022 and higher discrete tax benefits in 2021.
Diluted earnings per share was $1.78 in the third quarter of 2022, up 69.5% from the same period last year. Diluted weighted average shares outstanding decreased from 155.1 million in the third quarter of 2021 to 147.1 million in the third quarter of 2022, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.
Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson and LiveWire motorcycles were as follows:

	Three months ended
	September 30, 2022	September 30, 2021	(Decrease) Increase	% Change
United States	30,000	31,699	(1,699)	(5.4)%
Canada	2,154	2,158	(4)	(0.2)
North America	32,154	33,857	(1,703)	(5.0)
Europe/Middle East/Africa (EMEA)	9,054	9,389	(335)	(3.6)
Asia Pacific	7,631	6,484	1,147	17.7
Latin America	765	1,048	(283)	(27.0)
	49,604	50,778	(1,174)	(2.3)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 2.3% during the third quarter of 2022 compared to the same period last year. Retail sales during the third quarter of 2022 were adversely impacted by low dealer inventory levels through the first half of the third quarter related to the suspension of production and shipments for approximately two weeks during the second quarter. As the third quarter progressed, dealer inventory levels improved and retail sales comparisons to the prior year began to turn positive. Retail sales in the month of September 2022 were up approximately 5% in the U.S. and up approximately 7% worldwide compared to the prior year.
Worldwide average retail inventory of new motorcycles was up during the third quarter compared to the prior year as the Company increased wholesale shipments to make up volume lost as a result of the suspension of production and shipments during the second quarter of 2022, but remained at historically low levels. During the third quarter of 2022, worldwide average retail inventory was up 22% compared to the third quarter of 2021, but down 30% compared to the third quarter of 2020. Average retail inventory is calculated based on the average of monthly inventory levels within the quarter.
The Company continued to observe strong retail pricing for both new and used motorcycles within the U.S. during the third quarter of 2022. In the U.S., new motorcycle transaction prices on average as a percent of Manufacturer's Suggested Retail Prices were within the Company's targeted range of plus or minus 2% during the third quarter of 2022. In addition, prices for used Harley-Davidson motorcycles in the U.S. continued to trend above historical levels, and the gap between new and used motorcycle pricing continued to narrow.

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	September 25, 2022		September 26, 2021		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	37,199	65.2%	27,919	58.2%	9,280	33.2%

Worldwide motorcycle shipments:
Grand American Touring(a)	27,521	48.2%	21,988	45.9%	5,533	25.2%
Cruiser(b)	17,403	30.5%	16,531	34.5%	872	5.3
Sportster® / Street	8,361	14.7%	4,915	10.2%	3,446	70.1
Adventure Touring	3,776	6.6%	4,507	9.4%	(731)	(16.2)
	57,061	100.0%	47,941	100.0%	9,120	19.0%
(a)Includes Grand American Touring, CVOTM and Trike
(b)Includes Softail® and LiveWireTM
The Company shipped 57,061 motorcycles worldwide during the third quarter of 2022, which was 19.0% higher than the third quarter of 2021. The Company's shipments were up compared to the same quarter last year as it increased volume to recover volume lost as a result of the suspension of production and shipments for approximately two weeks during the second quarter of 2022.
During the third quarter of 2022, the Company shipped a higher mix of Grand American Touring and Sportster/Street motorcycles as a percent of total shipments and a lower mix of Cruiser and Adventure Touring motorcycles.
Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Three months ended
	September 25, 2022	September 26, 2021	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,133,558	$885,626	$247,932	28.0%
Parts and accessories	201,003	204,506	(3,503)	(1.7)
Apparel	69,834	49,424	20,410	41.3
Licensing	10,662	8,481	2,181	25.7
Other	21,905	12,581	9,324	74.1
	1,436,962	1,160,618	276,344	23.8
Cost of goods sold	946,656	850,193	96,463	11.3
Gross profit	490,306	310,425	179,881	57.9
Operating expenses:
Selling & administrative expense	194,413	172,411	22,002	12.8
Engineering expense	38,128	39,832	(1,704)	(4.3)
Restructuring expense	3	517	(514)	(99.4)
	232,544	212,760	19,784	9.3
Operating income	$257,762	$97,665	$160,097	163.9%
Operating margin	17.9%	8.4%	9.5	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2021 to the third quarter of 2022 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 26, 2021	$1,160.6	$850.2	$310.4
Volume	193.9	126.3	67.6
Price and sales incentives	87.8	—	87.8
Foreign currency exchange rates and hedging	(48.4)	(25.6)	(22.8)
Shipment mix	43.1	22.2	20.9
Raw material prices	—	(0.3)	0.3
Manufacturing and other costs	—	(26.1)	26.1
	276.4	96.5	179.9
Three months ended September 25, 2022	$1,437.0	$946.7	$490.3
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2021 to the third quarter of 2022 were as follows:
•The increase in volume was due to higher motorcycle shipments and higher apparel and licensing sales, partially offset by lower parts and accessories sales.
•During the third quarter of 2022, revenue benefited from higher prices on new model year 2022 motorcycles coupled with pricing surcharges in select markets.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar, partially offset by favorable net foreign currency gains associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix had a favorable impact on gross profit during the third quarter of 2022.
•Raw material costs benefited from a moderation in the rate of inflation related to supply chain challenges.
•Manufacturing and other costs decreased due primarily to lower costs associated with a lower fixed cost per unit on higher volumes and lower EU tariff costs which more than offset the impact of higher supply chain costs compared to the third quarter of 2021.
Operating expenses were higher in the third quarter of 2022 compared to the same period last year related to Hardwire initiatives, including LiveWire, and increased recall expenses. These cost increases were partially offset by lower employee-related costs.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Three months ended
	September 25, 2022	September 26, 2021	Increase (Decrease)	% Change
Revenue:
Interest income	$179,261	$174,103	$5,158	3.0%
Other income	32,352	30,589	1,763	5.8
	211,613	204,692	6,921	3.4
Expenses:
Interest expense	60,740	44,770	15,970	35.7
Provision for credit losses	36,617	11,208	25,409	226.7
Operating expense	33,300	42,069	(8,769)	(20.8)
Restructuring expense	—	98	(98)	(100.0)
	130,657	98,145	32,512	33.1
Operating income	$80,956	$106,547	$(25,591)	(24.0)%
Interest income was higher for the third quarter of 2022, compared to the same period last year, primarily due to higher average outstanding finance receivables, partially offset by a lower average yield. Other income increased in the third quarter of 2022 driven by higher investment income and licensing revenue. Interest expense increased due to higher average outstanding debt at a higher average interest rate.
The provision for credit losses increased $25.4 million compared to the third quarter of 2021, driven by higher retail credit losses and an unfavorable change in the allowance. The increase in retail credit losses was driven by higher delinquencies as charge-offs moved towards more normalized levels during the third quarter of 2022. The unfavorable change in the allowance was due to an increase in finance receivables and a slight increase in the retail allowance rate during the third quarter of 2022 as credit performance normalizes to levels experienced prior to the COVID-19 pandemic. This compares to a decrease in the allowance rate in the third quarter of 2021 driven by improvement in economic conditions and the Company’s outlook on future economic conditions at that time.
The overall allowance for loan loss considers current economic conditions and the Company’s outlook on future conditions. During the third quarter of 2022, economic improvement slowed and the ongoing pace of economic recovery remained uncertain as the magnitude of inflation continued to challenge the U.S. and global economies, near-term recession concerns have not abated, muted consumer confidence persisted, the conflict in Ukraine was wide-reaching with resolution uncertain, and global supply chain issues continued, among other factors. As such, at the end of the third quarter of 2022, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement in certain economic factors, such as unemployment, with a high probability of a near-term recession. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available. Refer to the Results of Operations for the Nine Months Ended September 25, 2022 Compared to the Nine Months Ended September 26, 2021 for a discussion of 2022 annualized credit losses.
Operating expenses decreased $8.8 million compared to the third quarter of 2021 due in part to lower employee related expenses and technology costs as well as a net valuation gain on securitization interest rate caps.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 25, 2022	September 26, 2021
Balance, beginning of period	$352,137	$358,811
Provision for credit losses	36,617	11,208
Charge-offs, net of recoveries	(28,658)	(14,185)
Balance, end of period	$360,096	$355,834

Results of Operations for the Nine Months Ended September 25, 2022
Compared to the Nine Months Ended September 26, 2021
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 25, 2022	September 26, 2021	(Decrease) Increase	% Change
Operating income from Motorcycles and Related Products	$652,324	$511,019	$141,305	27.7%
Operating income from Financial Services	253,241	319,727	(66,486)	(20.8)
Operating income	905,565	830,746	74,819	9.0
Other income, net	30,443	1,825	28,618	NM
Investment (loss) income	(3,786)	4,331	(8,117)	NM
Interest expense	23,555	23,209	346	1.5
Income before income taxes	908,667	813,693	94,974	11.7
Provision for income taxes	209,130	185,236	23,894	12.9
Net income	$699,537	$628,457	$71,080	11.3%
Diluted earnings per share	$4.68	$4.06	$0.62	15.3%
The Company reported operating income of $905.6 million in the first nine months of 2022 compared to $830.7 million in the same period last year. Motorcycles segment operating income was $652.3 million in the first nine months of 2022, up $141.3 million compared to the same period last year. Operating income from the Financial Services segment decreased $66.5 million compared to the first nine months of 2021. Refer to the Motorcycles and Related Products Segment and Financial Services Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first nine months of 2022 was higher than the same period last year, impacted by higher non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first quarter of 2022 was 23.0% compared to 22.8% for the same period in 2021.
Diluted earnings per share was $4.68 in the first nine months of 2022, up from diluted earnings per share of $4.06 for the same period last year on higher net income and from the impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 154.9 million in the first nine months of 2021 to 149.5 million in the first nine months of 2022, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.
Motorcycles Retail Sales and Registration Data
Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson and LiveWire motorcycles were as follows:

	Nine months ended
	September 30, 2022	September 30, 2021	(Decrease) Increase	% Change
United States	91,228	107,421	(16,193)	(15.1)%
Canada	7,116	7,403	(287)	(3.9)
North America	98,344	114,824	(16,480)	(14.4)
Europe/Middle East/Africa (EMEA)	24,095	24,580	(485)	(2.0)
Asia Pacific	20,404	18,263	2,141	11.7
Latin America	2,365	2,620	(255)	(9.7)
	145,208	160,287	(15,079)	(9.4)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

Worldwide retail sales of new Harley-Davidson motorcycles were down 9.4% during the first nine months of 2022 compared to the same period last year. Retail sales during the first nine months of 2022 were adversely impacted by low dealer inventory levels which were impacted by supply constraints and a suspension of production and shipments for approximately two weeks during the second quarter.
In North America, retail sales in the first nine months of 2022 were down compared to the same period last year led by a 15.1% decline in the U.S. where results were most heavily impacted by lower production and retail inventory levels. Retail sales were down in EMEA and Latin America, but increased in Asia Pacific during the first nine months of 2022 compared to the same period last year.
Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first nine months of 2022 compared to the first nine months of last year on lower retail sales relative to the industry. Despite the lower retail sales relative to the industry, the Company's market share within the touring and large cruiser segments of the U.S. market increased compared to the first nine months of last year. The Company's European market share of new 601+cc motorcycles for first nine months of 2022 was up slightly compared to the first nine months of 2021. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Nine months ended
	September 30, 2022	September 30, 2021	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	220,432	238,705	(18,273)	(7.7)%
Europe(c)	344,393	375,122	(30,729)	(8.2)%

Harley-Davidson market share data:
United States(b)	41.3%	44.7%	(3.4)	pts.
Europe(c)	6.1%	5.6%	0.5	pts.
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

Motorcycles and Related Products Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Nine months ended
	September 25, 2022		September 26, 2021		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
U.S. motorcycle shipments	101,475	63.4%	104,190	65.4%	(2,715)	(2.6)%

Worldwide motorcycle shipments:
Grand American Touring(a)	75,291	47.0%	79,485	49.9%	(4,194)	(5.3)%
Cruiser(b)	47,853	29.9%	52,117	32.7%	(4,264)	(8.2)
Sportster® / Street	24,573	15.4%	19,262	12.0%	5,311	27.6
Adventure Touring	12,355	7.7%	8,555	5.4%	3,800	44.4
	160,072	100.0%	159,419	100.0%	653	0.4%
(a)Includes Grand American Touring, CVOTM and Trike
(b)Includes Softail® and LiveWireTM
The Company shipped 160,072 motorcycles worldwide during the first nine months of 2022, which was 0.4% higher than the same period in 2021. The Company's shipments in the U.S. during the first nine months of 2022 were impacted by the suspension of production and shipments for approximately two weeks during the second quarter. The majority of the lost volume was made up during the third quarter; the Company plans to make up the remaining portion during the fourth quarter of 2022.(1)
The motorcycles shipped during the first nine months of 2022 compared to the same period last year included a lower mix of Grand American Touring and Cruiser motorcycles shipped as a percent of total shipments and a higher mix of Sportster/Street and Adventure Touring motorcycles. The Company's Pan America™ Adventure Touring motorcycles were launched in the second quarter of 2021.

Segment Results
Condensed statements of operations for the Motorcycles segment were as follows (dollars in thousands):

	Nine months ended
	September 25, 2022	September 26, 2021	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,132,717	$2,931,669	$201,048	6.9%
Parts and accessories	581,068	577,035	4,033	0.7
Apparel	198,568	155,378	43,190	27.8
Licensing	28,940	22,865	6,075	26.6
Other	65,311	37,278	28,033	75.2
	4,006,604	3,724,225	282,379	7.6
Cost of goods sold	2,721,913	2,586,264	135,649	5.2
Gross profit	1,284,691	1,137,961	146,730	12.9
Operating expenses:
Selling & administrative expense	524,602	506,245	18,357	3.6
Engineering expense	108,154	119,966	(11,812)	(9.8)
Restructuring (benefit) expense	(389)	731	(1,120)	NM
	632,367	626,942	5,425	0.9%
Operating income	$652,324	$511,019	$141,305	27.7%
Operating margin	16.3%	13.7%	2.6	pts.
The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2021 to the first nine months of 2022 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 26, 2021	$3,724.2	$2,586.3	$1,137.9
Volume	85.4	38.7	46.7
Price and sales incentives	258.5	—	258.5
Foreign currency exchange rates and hedging	(106.5)	(63.3)	(43.2)
Shipment mix	45.0	40.5	4.5
Raw material prices	—	24.9	(24.9)
Manufacturing and other costs	—	94.8	(94.8)
	282.4	135.6	146.8
Nine months ended September 25, 2022	$4,006.6	$2,721.9	$1,284.7
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2021 to the first nine months of 2022 were as follows:
•The increase in volume was due to higher apparel sales as well as a slight increase in motorcycle shipments.
•During the first nine months of 2022, revenue benefited from higher prices on new model year 2022 motorcycles coupled with pricing surcharges in select markets.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar, partially offset by favorable net foreign currency gains associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix had a favorable impact on gross profit during the first nine months of 2022 due primarily to a change in the mix of models within motorcycle families.
•Raw material cost increases were driven by cost inflation primarily due to supply chain challenges.
•Manufacturing and other costs increased due primarily to higher costs associated with supply chain challenges. These higher costs were partially offset by lower EU tariff costs compared to the first nine months of 2021.

Operating expenses were higher during the first nine months of 2022 compared to the same period last year related to Hardwire initiatives, including LiveWire, and higher recall expenses. These costs increases were partially offset by lower employee-related costs and the impact of the Company's ongoing effort to prudently manage spending.
Financial Services Segment
Segment Results
Condensed statements of operations for the Financial Services segment were as follows (in thousands):

	Nine months ended
	September 25, 2022	September 26, 2021	Increase (Decrease)	% Change
Revenue:
Interest income	$509,702	$501,645	$8,057	1.6%
Other income	96,542	94,005	2,537	2.7
	606,244	595,650	10,594	1.8
Expenses:
Interest expense	150,488	149,098	1,390	0.9
Provision for credit losses	94,572	4,935	89,637	NM
Operating expense	107,943	121,454	(13,511)	(11.1)
Restructuring expense	—	436	(436)	(100.0)
	353,003	275,923	77,080	27.9
Operating income	$253,241	$319,727	$(66,486)	(20.8)%
Interest income was higher for the first nine months of 2022, primarily due to higher average outstanding finance receivables, partially offset by a lower average yield. Other income increased due in part to higher investment income and licensing revenue. Interest expense increased due to higher average deposits at a higher average interest rate.
The provision for credit losses was $89.6 million higher in the first nine months of 2022 as compared to the prior year primarily due to a reduction in the allowance for credit losses during the first nine months of 2021 and higher credit losses in the first nine months of 2022. The reduction in the allowance for credit losses in the first nine months of 2021 was largely driven by improvement in economic conditions and the Company’s outlook of future conditions at that time. Since the end of 2021, economic improvement slowed and the ongoing pace of economic recovery remained uncertain as the magnitude of inflation continued to challenge the U.S. and global economies, near-term recession concerns have not abated, muted consumer confidence persisted, the conflict in Ukraine was wide-reaching with resolution uncertain, and global supply chain issues continued, among other factors. As such, at the end of the third quarter of 2022, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement in certain economic factors, such as unemployment, with a high probability of a near-term recession. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses on the Company's retail motorcycle loans were 1.48% at the end of the third quarter of 2022 compared to 0.84% at the end of third quarter of 2021. The unfavorable retail credit loss performance in the first nine months of 2022 was driven by higher delinquencies and credit performance normalizing to levels experienced prior to the COVID-19 pandemic. The 30-day delinquency rate for retail motorcycle loans at September 25, 2022 increased to 3.66% from 2.76% at September 26, 2021. The September 26, 2021 30-day delinquency rate remained below levels experienced prior to the COVID-19 pandemic due to benefits to individuals provided under U.S. federal stimulus packages as well as the effects of COVID-19 pandemic-related retail payment extensions. Starting in the second quarter of 2020 through the end of the second quarter of 2021, the Company granted COVID-19 pandemic-related extensions to help customers get through financial difficulties associated with the pandemic. The Company continues to grant standard payment extensions to customers in accordance with its policies. The Company expects the delinquency rate and losses to continue to normalize to pre-COVID-19 pandemic levels over time.(1)
Operating expenses decreased $13.5 million in the first nine months of 2022 compared to the first nine months of 2021 in part due to lower employee related expenses and technology costs as well as a net valuation gain on securitization interest rate caps.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 25, 2022	September 26, 2021
Balance, beginning of period	$339,379	$390,936
Provision for credit losses	94,572	4,935
Charge-offs, net of recoveries	(73,855)	(40,037)
Balance, end of period	$360,096	$355,834
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
The Company's strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities. In response to liquidity concerns related to the COVID-19 pandemic, the Company increased its cash and cash equivalents during 2020. Since the end of 2020, the Company has reduced its cash and cash equivalents; however, the Company's balances remained higher than pre-COVID-19 pandemic levels at the end of September 2022.
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at September 25, 2022 were as follows (in thousands):

Cash and cash equivalents	$1,730,250

Availability under credit and conduit facilities:
Credit facilities	727,449
Asset-backed U.S. commercial paper conduit facility(a)	1,200,000
Asset-backed Canadian commercial paper conduit facility(a)	9,150
$3,666,849
(a)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)

To access the debt capital markets, the Company relies on credit rating agencies to assign short- and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of September 25, 2022 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Nine months ended
	September 25, 2022	September 26, 2021
Net cash provided by operating activities	$574,704	$925,551
Net cash used by investing activities	(745,736)	(535,547)
Net cash provided (used) by financing activities	221,464	(1,551,546)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33,361)	(11,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,071	$(1,172,592)
Operating Activities
Operating cash flow in the first nine months of 2022 compared to the first nine months of 2021 was adversely impacted by changes in working capital as well as higher net cash outflows for wholesale financing. Working capital was negatively impacted by less favorable changes in accounts payable compared to the first nine months of 2021. Net cash outflows for wholesale financing activity were higher in the first nine months of 2022 driven by higher loan originations as compared to the first nine months of 2021.
The Company continues to expect that it will generate sufficient cash inflows from operations to fund its ongoing operating cash requirements including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at September 25, 2022 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. There are no required qualified pension plan contributions in 2022. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company has a liability for unrecognized tax benefits of $43.8 million and related accrued interest and penalties of $21.8 million as of September 25, 2022. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.

Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $84.9 million in the first nine months of 2022 compared to $61.5 million in the same period last year. The Company's 2022 plan includes estimated capital investments between $170 million and $190 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables during the first nine months of 2022 were $186.4 million higher compared to the same period last year due to higher retail finance receivable originations. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity. In addition, during the quarter ended September 25, 2022, the Company received a $100 million cash deposit from KYMCO in advance of the closing of the pending LiveWire transaction.
The Company paid dividends of $0.473 and $0.450 per share totaling $70.2 million and $69.3 million during the first nine months of 2022 and 2021, respectively.
Cash outflows for share repurchases were $338.5 million in the first nine months of 2022 compared to $11.5 million in the same period last year. Share repurchases during the first nine months of 2022 include $324.5 million or 8.4 million shares of common stock related to discretionary repurchases and $14.0 million or 0.4 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. As of September 25, 2022, there were 9.9 million shares remaining on a board-approved share repurchase authorization.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $0.5 billion in the first nine months of 2022 compared to a net cash outflow of $1.5 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	September 25, 2022	September 26, 2021
Outstanding debt:
Unsecured commercial paper	$692,551	$749,620
Asset-backed Canadian commercial paper conduit facility	82,154	98,310
Asset-backed U.S. commercial paper conduit facility	489,074	242,254
Asset-backed securitization debt, net	2,405,406	1,952,368
Medium-term notes, net	2,756,830	3,444,664
Senior notes, net	745,192	744,494
	$7,171,207	$7,231,710

Deposits, net	$344,735	$290,270
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 7 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – Harley-Davidson Financial Services offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $344.7 million and $290.3 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 25, 2022 and September 26, 2021, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of September 25, 2022 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at September 25, 2022 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$350,000	3.35%	February 2018	February 2023
$632,586(a)	4.94%	May 2020	May 2023
$583,926(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$500,000	3.05%	February 2022	February 2027
(a)€650.0 million par value remeasured to U.S. dollar at September 25, 2022
(b)€600.0 million par value remeasured to U.S. dollar at September 25, 2022
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $9.7 million and $10.6 million at September 25, 2022 and September 26, 2021, respectively. There were no medium-term note maturities during the third quarter of 2022 or 2021. During the second quarter of 2022, $400.0 million of 2.55% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2022, $550.0 million of 4.05% medium-term notes matured, and the principal and accrued interest were paid in full. During the second quarter of 2021, $350.0 million of 3.55% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2021, $600.0 million of 2.85% medium-term notes and $450.0 million of floating-rate medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2022, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 25, 2022, the Canadian Conduit has an expiration date of June 30, 2023.

Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in millions):

	2022		2021
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$25.3	$21.2	$—	$—
Second quarter	—	—	—	—
Third quarter	27.8	23.0	32.8	27.4
	$53.1	$44.2	$32.8	$27.4
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – On September 23, 2022, the Company amended its $900.0 million revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset backed U.S. commercial paper conduits, increasing the aggregate commitment to $1.5 billion. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In addition to the $1.5 billion aggregate commitment, the agreement allows for additional borrowings, at the lender’s discretion, of up to $300.0 million. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
There were no finance receivable transfers under the U.S. Conduit Facility during the third quarter of 2022. During the second quarter of 2022, the Company transferred $420.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $362.8 million of debt under the U.S. Conduit Facility. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the nine months ended September 26, 2021.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. Subsequent to the amendment, the interest rate on any borrowings, if not funded by a conduit lender through the issuance of commercial paper, along with the current outstanding debt as of the date of the borrowings, is based on the Secured Overnight Financing Rate (SOFR). Prior to the amendment date, if not funded by a conduit lender through the issuance of commercial paper, the terms of the interest were based on LIBOR, with provisions for a transition to other benchmark rates. In each of these cases, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. When calculating the unused fee, the aggregate commitment does not include any unused portion of the $300.0 million additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 25, 2022, the U.S. Conduit Facility has an expiration date of November 18, 2022.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2024 to 2030.

Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2022			2021
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$663.1	$600.0	$597.4
Second quarter	2,176.4	1,836.3	1,826.9	—	—	—
Third quarter	—	—	$—	635.5	575.0	572.5
	$2,176.4	$1,836.3	$1,826.9	$1,298.6	$1,175.0	$1,169.9
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
As of September 25, 2022, Harley-Davidson Financial Services and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the following: (i) the COVID-19 pandemic, including the length and severity of the pandemic across the globe and the pace of recovery following the pandemic and (ii) the Company’s ability to: (A) execute its business plans and strategies, including The Hardwire, including each of the pillars and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (B) manage supply chain and logistics issues, including quality issues, availability of semiconductor chip components and the ability to find alternative sources of those components in a timely manner, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine, or natural disasters, and longer shipping times and increased logistics costs, including by successfully implementing pricing surcharges; (C) realize the expected business benefits from the combination of LiveWire with AEA Bridges Impact Corp. (ABIC), which may be affected by, among other things: (i) the ability of LiveWire to: (1) execute its plans to develop, produce, market, and sell its electric vehicles; (2) achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (3) adequately control the costs of its operations as a new entrant into a new space; (4) develop, maintain, and strengthen its brand; (5) execute its plans to develop, produce, market, and sell its electric vehicles; and (6) effectively establish and maintain cooperation from its retail partners, largely drawn from the Company's traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles; (ii) competition; and (iii) other risks and uncertainties indicated in the final prospectus of ABIC, including those under "Risk Factors" in that prospectus, and other documents filed with the SEC by the Company, LiveWire Group, Inc. or ABIC; (D)

accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (E) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (F) successfully carry out its global manufacturing and assembly operations; (G) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (H) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (I) manage the regulatory compliance matter relating to a third-party supplier's component part in a manner that avoids additional costs or recall expenses that are material; (J) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (ii) the denial of the Company's application for temporary relief from the effect of the revocation of the BOI decisions; (K) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the Section 232 steel and aluminum tariffs and incremental tariffs on motorcycles imported into the EU from the U.S., between the U.S. and EU, which expires on December 31, 2023; (L) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (M) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (N) successfully manage and reduce costs throughout the business; (O) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (P) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (Q) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (R) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (S) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (T) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (U) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (V) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (W) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (X) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services Inc.'s loan portfolio; (Y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (Z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (AA) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (BB) manage changes and prepare for requirements in legislative and regulatory environments for its products, services and operations; (CC) manage its exposure to product liability claims and commercial or contractual disputes; (DD) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (EE) achieve anticipated results with respect to the Company's pre-owned motorcycle program, Harley-Davidson Certified, and the Company's H-D1 Marketplace; (FF) accurately predict the margins of its Motorcycles and Related Products segment in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; and (GG) optimize capital allocation in light of the Company's capital allocation priorities.
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
In recent years, Harley-Davidson Financial Services Inc. has experienced historically low levels of retail credit losses, but there is no assurance that this will continue. The Company believes that Harley-Davidson Financial Services Inc.'s retail credit losses will increase over time due among other things to factors that have contributed recently to low levels of losses, including the favorable impact of recent federal stimulus payments that will not recur and the conflict in Ukraine.

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
The Company has foreign denominated debt transactions, and as a result, Financial Services operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At September 25, 2022, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of discretionary shares and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended September 25, 2022:

2022 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 27 to June 31	385,443	$32	385,443	9,872,167
August 1 to August 28	5,721	$38	5,721	9,872,167
August 29 to September 25	1,379	$38	1,379	9,872,167
	392,543	$32	392,543
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 0.4 million shares on a discretionary basis during the quarter ended September 25, 2022 under these authorizations. As of September 25, 2022, 9.9 million shares remained under the 2020 authorization, as the Company exhausted all remaining shares under the 2018 authorization during the quarter ended September 25, 2022.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2022, the Company acquired 8,064 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. At the Company's 2022 Annual Meeting of Shareholders held May 12, 2022, the shareholders of the Company approved an amendment to the 2020 Incentive Stock Plan to increase the authorized number of shares under the Incentive Plan by 3.1 million shares. As amended, the 2020 Incentive Stock Plan provides that up to a total of 8.5 million shares of the Company's common stock may be issued thereunder.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Aspirational Incentive Stock Plan - Non-CEO Award), Form of Notice of Award of Performance Shares and Performance Shares Agreement (Aspirational Incentive Stock Plan - CEO Award)
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 3, 2022	/s/ Gina Goetter
Gina Goetter
Chief Financial Officer
(Principal financial officer)

Date: November 3, 2022	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)