Form 10-K
period 2022-12-31
HARLEY-DAVIDSON, INC.
filed 2023-02-24
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 24, 2022: $4,760,480,256
Number of shares of the registrant’s common stock outstanding at January 27, 2023: 146,189,632 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 18, 2023

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2022

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included under the Overview and Guidance sections in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of February 2, 2023, and the remaining forward-looking statements in this report are made as of the date of the filing of this report (February 24, 2023), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1. Business
General
Harley-Davidson was founded in 1903. Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. In connection with the LiveWire Transaction (refer to the LiveWire Transaction discussion included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report), the Company reorganized its business into three segments: Harley-Davidson Motor Company (HDMC), LiveWire, and Harley-Davidson Financial Services (HDFS). The change has been retrospectively reflected in the periods presented below. The Company's reportable segments, which are discussed in greater detail below, are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. Revenue by segment for the last three fiscal years was as follows (in thousands):

	2022	2021	2020
HDMC	$4,887,672	$4,504,434	$3,233,191
LiveWire	46,833	35,806	30,863
HDFS	820,625	796,068	790,323
	$5,755,130	$5,336,308	$4,054,377
Strategy(1)
During 2020, the Company executed a set of actions, referred to as The Rewire. The Rewire was a critical overhaul of the Company's business to set the Company on a new course and to provide a solid foundation to execute its 2021-2025 strategic plan, The Hardwire.
The Hardwire is the Company's 2021-2025 strategic plan guided by its mission and vision, which the Company introduced on February 2, 2021. The plan targets long-term profitable growth through focused efforts that extend and strengthen the brand and drive value for its shareholders. The Company's ambition is to enhance its position as the most desirable motorcycle brand in the world. Desirability is a motivating force driven by emotion. Harley-Davidson has long been associated with igniting desirability, and it is embedded in its vision; it is at the heart of its mission and it is part of its 119-year legacy. To drive desirability, the Company will:
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
Integrated customer experience: Growing our connection with riders and non-riders – The Hardwire puts customers at the forefront of the Company's products, experiences and investments – from the rider who may dream of motorcycling or just learned to ride, all the way to riders who are deeply passionate about and invested in the Harley-Davidson lifestyle. The Company recognizes the different needs and expectations of its customers and is creating touchpoints tailored to individual needs. Powered by integrated data, the goal is to seamlessly engage with customers, creating a meaningful, unique and personalized experience with Harley-Davidson each and every time.
Inclusive Stakeholder Management: Prioritizing people, planet and profit – The Company strives to deliver long-term value to all stakeholders – people (employees, dealers, customers, suppliers, shareholders, and communities), planet, and profit. Inclusive Stakeholder Management is the unifying theme for how the Company will help drive additional shareholder value for its investors.
Harley-Davidson Motor Company Segment (HDMC)
HDMC designs, manufactures and sells motorcycles. HDMC also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. HDMC conducts business on a global basis, with sales in the United States (U.S.), Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America. HDMC's products are sold to retail customers primarily through a network of independent dealers. Dealers generally stock and sell Harley-Davidson motorcycles, parts and accessories, apparel, and licensed products and service motorcycles. Dealership points by geographic location as of December 31, 2022 were as follows:

	U.S.	Canada	EMEA	Asia Pacific	Latin America	Total
Dealership points	600	48	336	279	35	1,298
HDMC also distributes its motorcycles through an independent distributor in India. The independent distributor sells HDMC's products through independent Harley-Davidson dealers, included in the table above, as well as their existing dealer network.
HDMC's parts and accessories and apparel are also retailed through HDMC's eCommerce websites in the U.S., in Canada and in certain European markets. Products sold through the U.S. eCommerce website are retailed to consumers through authorized U.S. dealers. Products sold through Canadian and European eCommerce websites are retailed by HDMC directly to the consumer. In addition, HDMC utilizes third-party eCommerce websites in other select international markets.

HDMC revenue by product line as a percent of total revenue for the last three fiscal years was as follows:

	2022	2021	2020
Motorcycles	77.5%	77.0%	72.3%
Parts and accessories	15.0	16.4	20.4
Apparel	5.5	5.1	5.8
Licensing	0.8	0.8	0.9
Other products and services	1.2	0.7	0.6
	100.0%	100.0%	100.0%
Motorcycles – HDMC offers internal combustion engine motorcycles under the Harley-Davidson brand. HDMC's internal combustion engines generally have displacements that are greater than 600 cubic centimeters (cc), up to a maximum displacement of approximately 1900cc. HDMC markets its motorcycles in five categories that reflect customer needs and preferences and the Company's unique combination of product heritage and innovation. HDMC's product categories include: Grand American Touring, Trike, Adventure Touring, Cruiser, and Sport. The motorcycle industry uses the following motorcycle product segments:
•Touring – emphasizes rider comfort and load capacity and incorporates features such as fairings and luggage compartments ideal for long rides, including the Company's Grand American Touring and Trike models
•Dual – designed with the capability for use on-road as well as for some off-road recreational use, including the Company's Adventure Touring models
•Cruiser – emphasizes styling, customization and casual riding including the Company's Cruiser and Sport models
•Standard – a basic motorcycle typically featuring upright seating for one or two passengers
•Sportbike – incorporates racing technology and performance and aerodynamic styling and riding position
Competition in the motorcycle industry is based upon a number of factors including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of the dealer networks that sell the products. The Company believes its Harley-Davidson motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. Harley-Davidson motorcycles offer unique styling, customization, innovative design, distinctive sound, superior quality and reliability and include a warranty. HDMC also considers the availability of its line of motorcycle parts and accessories and apparel, the availability of financing through HDFS and its global network of dealers to be competitive advantages.
Industry data includes on-road motorcycles with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt peak power equivalents greater than 600cc's. In 2022, approximately 78% of the total annual dealer retail sales of new Harley-Davidson motorcycles were sold in the U.S. and European 601+cc markets. Other significant markets for HDMC, based on the HDMC's 2022 retail sales data, include Canada, Japan, Australia, New Zealand and China.
Industry retail registration data(a)(b) for 601+cc motorcycles was as follows:

	2022	2021	2020
Industry new motorcycle registrations:
United States(c)	264,367	281,502	241,790
Europe(d)	406,223	431,127	411,991

Harley-Davidson new motorcycle registrations:
United States(c)	108,984	125,044	101,272
Europe(d)	24,775	25,438	31,548

Harley-Davidson market share data:
United States(c)	41.2%	44.4%	41.9%
Europe(d)	6.1%	5.9%	7.7%
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
Patents and Trademarks – HDMC strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property.
The Company owns, and continues to obtain, patent rights that relate to HDMC motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. HDMC diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technologies and designs. This protection, including enforcement, is important as HDMC moves forward with investments in new products, designs and technologies. While the Company believes patents are important to HDMC's business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. HDMC's active patent portfolio has an average remaining age of approximately thirteen years. A patent review committee manages the patent strategy and portfolio of HDMC.
Trademarks are important to HDMC's businesses and licensing activities. HDMC has a vigorous worldwide program of trademark registration and enforcement to maintain and strengthen the value of the trademarks and prevent the unauthorized use of those trademarks. The HARLEY-DAVIDSON trademark and the Bar and Shield trademark are each highly recognizable to the public and are very valuable assets. Additionally, HDMC uses numerous other trademarks, trade names and logos which are registered worldwide. The following are among HDMC's trademarks: HARLEY-DAVIDSON, H-D, HARLEY, the Bar & Shield Logo, MOTORCLOTHES, the MotorClothes Logo, the #1 Logo, the Willie G Skull Logo, HARLEY OWNERS GROUP, H.O.G., the H.O.G. Logo, SCREAMIN' EAGLE, SOFTAIL and SPORTSTER. The HARLEY-DAVIDSON trademark has been used since 1903 and the Bar and Shield trademark since at least 1910. Substantially all of HDMC's trademarks are owned by Harley-Davidson Motor Company, Inc., which manages HDMC's global trademark strategy and portfolio.
Marketing – The Harley-Davidson brand, products and consumer experiences are marketed to riders and enthusiasts worldwide. Creating awareness, interest and advocacy of the Harley-Davidson brand, motorcycles, parts and accessories, apparel, financial offerings and experiences occurs primarily through consumer events, digital marketing and social media as well as more traditional promotional and advertising activities. Additionally, Harley-Davidson dealers within HDMC's global network engage in a wide range of local marketing and events.
Experiences that build community and connect people with the Harley-Davidson brand and with one another are at the center of much of HDMC's marketing efforts. To develop, engage and retain committed riders, HDMC participates in and sponsors motorcycle rallies, tours, racing activities, music festivals and other special events, including programs that build new riders like the Harley-Davidson Riding Academy. There are also events sponsored by the Harley Owners Group (H.O.G.®) to build community and connect Harley-Davidson motorcycle riders everywhere. These activities help inspire interest in riding, foster motorcycle culture and build a passionate community of Harley-Davidson riders around the world.
Seasonality – The seasonality of HDMC’s wholesale motorcycle shipments generally correlates with the timing of retail sales made by dealers. Retail sales generally track closely with regional riding seasons.
Motorcycle Manufacturing – The majority of HDMC's manufacturing processes are performed in HDMC's U.S. manufacturing facilities which supply the U.S. market as well as certain international markets. Additionally, HDMC operates facilities in Thailand and Brazil. HDMC's Thailand facility manufactures motorcycles for certain Asian and European markets. In Brazil, HDMC operates a facility that assembles motorcycles from component kits sourced from HDMC’s U.S. facilities and suppliers. HDMC's global manufacturing operations are focused on driving world-class quality and performance. A global manufacturing footprint enables HDMC to be close to customers, provide quality products at a competitive price and grow its overall business.
Raw Materials and Purchased Components – HDMC continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, HDMC gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes HDMC will be positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
HDMC's principal raw materials include steel and aluminum castings, forgings, steel sheet and bar. HDMC also purchases certain motorcycle components including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components, instruments and wheels. HDMC closely monitors the overall viability of its supply base. HDMC is proactively working with its suppliers in an effort to minimize disruptions resulting from supply chain challenges. This includes managing through the impact of the current global shortage of semiconductor chips. During 2022, these challenges resulted in increased costs and disruptions in the availability of certain raw materials and purchased components, which in turn impacted the Company's production, shipments and revenues.
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of HDMC. HDMC strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.
HDMC’s motorcycles and certain other products that are sold in the U.S. are subject to certification by the United States Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect, as applicable.(1) Additionally, certain of HDMC’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes HDMC's products currently comply with those standards. As HDMC expects environmental standards to become more stringent over time, HDMC will continue to incur research, development and production costs in this area for the foreseeable future.(1)
HDMC, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). HDMC has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations, as applicable. HDMC has from time to time initiated certain voluntary recalls. During the three years ending in 2022, HDMC accrued $21.3 million associated with 8 voluntary recalls.
LiveWire Segment (LiveWire)
LiveWire is an all-electric motorcycle brand with a focus on pioneering the rapidly growing two-wheel electric motorcycle space. LiveWire sells electric motorcycles, electric balance bikes for kids, parts and accessories and apparel in the United States and certain international markets. Electric motorcycles, related parts and accessories and apparel are sold at wholesale to a network of independent retail partners and direct to consumers both through a company-owned dealer and through online sales. Electric balance bikes and related parts and accessories are sold under the STACYC brand at wholesale to independent dealers and distributors and direct to consumers online.
The relevant electric vehicle and related internal combustion engine (ICE) markets for LiveWire include:
•Small and large scooters
•Light, medium and heavy weight motorcycles
•Three-wheeled motorcycles and automobiles
•Side-by-side ATVs and four-wheelers
LiveWire expects competition from leading ICE-focused motorcycle companies and from smaller electric vehicle-focused companies.
Patents and Trademarks – LiveWire strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property. The Company owns, and continues to obtain, patent rights that relate to LiveWire electric motorcycles, electric balance bikes and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. LiveWire diligently protects its intellectual property, including its rights in proprietary inventions and technologies, unique designs, and trade secrets. This protection, including enforcement, is important as LiveWire moves forward with investments in new products, designs and technologies. While the Company believes patents are important to LiveWire's business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. LiveWire’s design patents have a term of 15 years from the date of issuance and LiveWire's utility patents have a term of 20 years from priority application date. Trademarks are important to LiveWire’s business and licensing activities. LiveWire has a worldwide program of trademark registration and enforcement designed to maintain and strengthen the value of the trademarks and prevent unauthorized use of those trademarks. LiveWire uses numerous trademarks, trade names and logos, which are registered in various countries. LiveWire’s trademarks include LIVEWIRE, the LiveWire logo, LIVEWIRE ONE and DEL MAR, as well as STACYC, STACYC STABILITY CYCLE, and unique designs of each.
Marketing – LiveWire’s brand, products and the riding experience are marketed to consumers in the U.S. and select international markets. Marketing occurs primarily through digital and experiential activities as well as through more traditional promotional and advertising activities. LiveWire is making investments to provide potential customers with many other opportunities to engage with the brand and experience LiveWire products. Additionally, LiveWire’s dealers engage in a wide range of local marketing and events.
Seasonality – The seasonality of LiveWire’s wholesale motorcycle shipments generally correlates with the timing of retail sales made by dealers. Retail sales generally track closely with regional riding seasons.
Manufacturing – LiveWire does not have independent manufacturing facilities. HDMC manufactures and assembles LiveWire motorcycles. LiveWire purchases electric motorcycles from HDMC to sell under the LiveWire brand. STACYC purchases electric balance bikes through a contract manufacturing agreement from strategic partners and bike assemblers located in Taiwan.
Raw Materials and Purchased Components – LiveWire continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, LiveWire gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, LiveWire believes it is positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
The principal raw materials in LiveWire’s products include battery cells, semi-conductor chips, steel and aluminum castings, forgings, steel sheet and bar. Additional raw materials in LiveWire’s products include certain motorcycle components including, but not limited to, batteries, tires, seats, electrical components, instruments and wheels. LiveWire closely monitors the overall viability of its supply base. LiveWire is proactively working with its suppliers in an effort to minimize disruptions resulting from supply chain challenges.
Regulation – LiveWire’s motorcycles and certain other products that are sold in the U.S. are subject to certification by the EPA and CARB for compliance with applicable emissions and noise standards. Certain LiveWire products are designed to comply with EPA and CARB standards, and LiveWire believes it will comply with future requirements when they go into effect, as applicable. Additionally, certain of LiveWire’s products must comply with the motorcycle emissions and safety standards of certain other international markets where they are sold, and LiveWire believes its products currently comply with those standards, as applicable. As LiveWire expects environmental standards to become more stringent over time, LiveWire will continue to incur research, development and production costs in this area for the foreseeable future.
LiveWire is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by NHTSA. LiveWire has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. LiveWire may from time to time initiated certain voluntary recalls. As of December 31, 2022, LiveWire does not have any liability associated with voluntary recalls.
LiveWire operates in an industry that is subject to and benefits from environmental regulations, which have generally become more stringent over time, particularly across developed markets. Regulations in some of LiveWire’s target markets include limited economic incentives to purchasers of electric vehicles and tax credits for electric vehicle manufacturers. While LiveWire expects environmental regulations to contribute to its growth, it is possible for certain regulations to result in margin pressures.

Harley-Davidson Financial Services Segment (HDFS)
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson and LiveWire motorcycles. HDFS also works with certain unaffiliated insurance companies to provide motorcycle insurance and protection products to motorcycle owners. HDFS conducts business principally in the U.S. and Canada. The dealers of HDMC as well as their retail customers in EMEA, Asia Pacific and Latin America generally have access to financing through third-party financial institutions, some of which have licensing agreements with HDFS.
Wholesale Financial Services – HDFS provides wholesale financial services to the U.S. and Canadian independent dealers of HDMC and LiveWire, including floorplan and open account financing of motorcycles and parts and accessories. All of the U.S. and Canadian independent dealers of HDMC and all U.S. independent dealers of LiveWire utilized HDFS financing programs at some point during 2022.
Retail Financial Services – HDFS provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’s retail financial services are available through most of the dealerships of HDMC and LiveWire in the U.S. and Canada.
Insurance Services – HDFS works with certain unaffiliated insurance companies which offer point-of-sale protection products through most of the dealers of HDMC and LiveWire in the U.S. and Canada, including motorcycle insurance, extended service contracts and motorcycle maintenance protection. HDFS also direct-markets motorcycle insurance and extended service contracts to owners of Harley-Davidson motorcycles. In addition, HDFS markets a comprehensive package of business insurance coverages and services to owners of independent HDMC and LiveWire dealerships.
Licensing – HDFS has licensing arrangements with third-party financial institutions that issue credit cards bearing the Harley-Davidson brand in the U.S. and certain international markets. Internationally, HDFS licenses the Harley-Davidson brand to local third-party financial institutions that offer products to retail customers of HDMC such as financing and insurance.
Funding – The Company believes a diversified and cost-effective funding strategy is important to meet HDFS's goal of providing credit while delivering appropriate returns and profitability. HDFS operations in 2022 were funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations, and brokered certificates of deposit that HDFS offers to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary.
Competition – The Company regards the ability of HDFS to offer a package of wholesale and retail financial services in the U.S. and Canada as a significant competitive advantage. Competitors in the financial services industry compete for business based largely on price and, to a lesser extent, service. HDFS competes on convenience, service, brand association, dealer relations, industry experience, terms, and price.
In the U.S. and Canada, HDFS financed 64.9% and 31.5% of new Harley-Davidson motorcycles retailed by dealers during 2022, respectively, compared to 64.8% and 33.3%, respectively, during 2021. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance-related products such as extended service contracts, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to dealers in their local markets.
Trademarks – HDFS uses various trademarks and trade names for its financial services and products, which are licensed from Harley-Davidson Motor Company, Inc., including HARLEY-DAVIDSON, H-D and the Bar & Shield Logo.
Seasonality – HDFS experiences seasonal variations in retail financing activities based on the timing of regional riding seasons in the U.S. and Canada. In general, from mid-March through August, retail financing volume is greatest. HDFS wholesale financing volume is affected by inventory levels at dealers. Dealers generally have higher inventory in the first half of the year. As a result, outstanding wholesale finance receivables are generally higher during the same period.
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

Depending on the specific facts and circumstances involved, non-compliance with these laws may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, entitling the borrower to rescind the loan or to obtain a refund of amounts previously paid, or could subject HDFS to the payment of damages or penalties and administrative sanctions, including “cease and desist” orders, and could limit the number of loans eligible for HDFS's asset-backed financing programs.
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
Human Capital Management
Workforce Composition – As of December 31, 2022, the Company’s global workforce was comprised of approximately 6,300 employees, including approximately 5,500, 200 and 600 employees within the HDMC, LiveWire, and HDFS segments, respectively. Of all employees, 84.7% are based in the U.S., 55.6% are salaried, and 39.1%, or approximately 2,500 hourly unionized employees at the Company's U.S. manufacturing facilities, are represented as follows with collective bargaining agreements:
•York, Pennsylvania – International Association of Machinist and Aerospace Workers (IAM); agreement will expire on October 15, 2027
•Milwaukee, Wisconsin – United Steelworkers of America (USW) and IAM; agreements will expire on March 31, 2024
•Tomahawk, Wisconsin – USW, agreement will expire on March 31, 2024
Based on employee-provided identity information, 71.2% of the Company’s global workforce was male and 76.2% of the U.S. workforce was white at the end of 2022. The following table provides gender and race/ethnicity information for the Company's employees at the end of the last two years and for new hires during those years. The information is presented for both the total workforce and for the management and above portion of the Company's workforce. The gender identity information is for the global workforce and the race/ethnicity information is for the U.S. workforce.

	Management and Above				Total Workforce
	Employees		New Hires		Employees		New Hires
	2022	2021	2022	2021	2022	2021	2022	2021
Global Gender Identity:
Male	68.0%	70.5%	66.7%	65.9%	71.2%	71.8%	70.6%	73.9%
Female	32.0%	29.5%	33.3%	34.1%	28.8%	28.2%	29.4%	26.1%

Diversity (U.S.):
White	84.3%	87.4%	74.0%	64.1%	76.2%	78.4%	61.4%	64.2%
Of global majority	15.7%	12.6%	26.0%	35.9%	23.8%	21.6%	38.6%	35.8%

Female & Diverse:
U.S. white male	44.3%	48.9%	38.9%	29.5%	46.2%	49.2%	35.7%	42.9%
Global females & U.S. males of global majority	39.7%	35.7%	50.0%	51.1%	42.4%	40.9%	51.7%	50.2%

Employee Wellbeing – Inclusive Stakeholder Management continues to be one of six key priorities under The Hardwire, and the Company believes that the success of The Hardwire will be realized through the engagement and empowerment of its employees. The Company's overall employee wellbeing objectives are to develop an inclusive and diverse workforce and establish progressive work environments, policies, and practices. Progress against those objectives included:
•In 2022, the Company extended, to all U.S. employees, the availability of free, confidential financial education and one-on-one support through a partnership with Operation HOPE, a non-profit, for purpose organization dedicated to financial dignity and inclusion.
•In 2022, the Company continued with a commitment to a flexible workplace environment by not mandating “days in the office” while maintaining a virtual first mindset. In April 2022, the Company updated its vacation policy for salaried employees, implementing a flexible policy that does not limit vacation time, rather it allows the employee to manage and flex their time off while meeting their performance objectives.
•In April 2022, the Company conducted a Month of Volunteering challenge. Over one hundred employees completed 667 hours of service. This new program encouraged employees to make meaningful impacts in their local communities while deepening relationships and contributing positively to their physical and mental health.
•In 2022, the Company continued to implement its revamped Total Rewards approach which included pay for performance, pay transparency, and annual market evaluations. In addition, a pay equity evaluation was conducted by an external party. The Company continues to focus on managing its healthcare costs through education and wellness activities and in 2022 did not pass any additional costs on to its workforce while continuing to provide above market medical, dental and vision benefits.
•The Company continued its strong health and safety performance through 2022 with its best performance since it started tracking health and safety metrics, ending the year with a 0.4 recordable rate, 0.2 restricted time (DART) rate and 0.2 lost time (DAFWII) rate for the Company.
•With respect to training and development in 2022, the Company had six employees selected to participate in a new mentoring initiative for diverse, rising leaders through its partnership with PwC CEO Action. Four employees participated in United Way of Greater Milwaukee & Waukesha County Project LEAD (Leadership Effectiveness & Diversity). This in-depth seven-week training program prepares community members for leadership roles on nonprofit boards and committees, with an emphasis on recruiting participants from underrepresented board populations (women, racially and ethnically diverse, young professionals).
•In 2022, 15 employees participated in the Southeastern Wisconsin YWCA Conversations on Race program and approximately 70 leaders across the Company participated in a two-day Courageous Leader DEI Summit.
•With respect to learning and development in 2022, the Company hosted a leadership and culture series that involved 1,075 employees in 9 targeted topics, enabling them to learn and connect with others around the world, while helping the Company continue its journey of building an H-D#1 culture. Over 500 employees participated in the New Employee Community onboarding experience to strengthen their transition into the Company. Forty leaders participated in one-on-one coaching to support their leadership development, and 2,570 people consumed 27,669 on-demand digital learning items through our online learning portal, an increase of 4% compared to 2021. In addition, the Company engaged employees in asynchronous dialogue, reaching over 2,000 employees through various leadership and learning channels.
Climate Change
The Intergovernmental Panel on Climate Change and other experts continue to advise that we must act now to secure a livable and sustainable future for all. Climate change caused by increased levels of greenhouse gases creates risks to both the Company's business model and its operations. The Company continues to strive to reduce its environmental impact across all aspects of its business and has committed to achieving net zero carbon emissions by 2050.
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
In 2022, the Company signed onto the Business Ambition for 1.5°C campaign from We Mean Business and the UN-backed Race to Zero campaign, formalizing its commitments based on the principles of the Science Based Targets initiative (SBTi) to keep the earth’s temperature rise below 1.5°C. In 2023, the Company aims to set interim targets and have those targets validated by the SBTi. To further understand its status and areas of opportunity, the Company also submitted responses to the CDP Climate questionnaire as a first-time responder, opting to keep our score private in 2022. This exercise allowed the Company to identify areas of opportunity including further integrating Environmental, Social, and Governance

(ESG) across the business to better drive and measure performance and progress. The Company intends to continue to share its progress in its annual Inclusive Stakeholder Management Report.
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
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, are available on its investor relations website free of charge as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (SEC) and will be available on its investor website for a period of five (5) years thereafter. Prior SEC filings can be found on the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR).
In addition, the Company makes available, through its investor relations website, the following corporate governance materials: (i) the Company’s Corporate Governance Policy; (ii) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Brand and Sustainability Committee; (iii) the Company’s Financial Code of Ethics; (iv) the Company’s Code of Business Conduct (the Code of Conduct); (v) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (vi) a list of the Company’s Board of Directors; (vii) the Company’s Bylaws; (viii) the Company’s Environmental and Energy Policy; (ix) the Company’s Policy for Managing Disclosure of Material Information; (x) the Company’s Supplier Code of Conduct; (xi) the Inclusive Stakeholder Management Report; (xii) the California Transparency in Supply Chain Act Disclosure; (xiii) the Statement on Conflict Minerals; (xiv) the Political Engagement and Contributions 2017-2021; and (xv) the Company's Clawback Policy. The Company's Notice of Annual Meeting and Proxy Statement for its 2023 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.
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
Operational Risks
•The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market and electric vehicle market are highly competitive and continue to change in terms of styling preferences and advances in new technologies and, at the same time, are subject to increasing regulations, including related to safety and emissions. Price, reliability, styling, quality, and product features are some of the factors that impact competition in the motorcycle market and electric vehicle market. The Company and LiveWire must continue to distinguish their products from their competitors’ products with unique styling and new technologies that consumers desire. Introducing new models may not lead to the desired result of driving unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations in the markets in which they are sold and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences, market demands, and legal and regulatory requirements. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. As a pioneer in a new industry, the Company’s LiveWire segment operations inherently have limited experience designing, testing, manufacturing, marketing and selling electric motorcycles and the Company therefore cannot assure that they will be able to meet customer expectations. Electric vehicles are inherently new products and electric vehicle companies experience delays in the design, production and commercial release of new products. To the extent the LiveWire segment operations delay the launch of future models of electric vehicles, their growth prospects could be adversely affected as they may fail to establish or grow their market share. There can be no assurances that the Company will be successful in these endeavors, or that existing and prospective customers will like or want the Company’s new products.
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
•The Company faces increasing competition and failure to compete effectively may adversely impact its business and operating results. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors, and if price becomes a more important factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. The Company also faces pricing pressure from international competitors who may have the advantage of manufacturing and marketing products in their respective countries, allowing them to sell products at lower prices within their respective countries. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company and LiveWire Group, Inc. are also subject to policies and actions of the U.S. Securities and Exchange Commission (SEC) and New York Stock Exchange (NYSE). Many major competitors of the Company and LiveWire Group, Inc. are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company or LiveWire Group, Inc. may be required to disclose certain information that may put the Company or LiveWire Group, Inc. at a competitive disadvantage to their principal competitors. Additionally, the Company’s LiveWire segment operations are subject to strong competition in the electric vehicle sector from a growing list of companies, which include several major motorcycle companies that have electric vehicles available today and other current and prospective motorcycle manufacturers that are developing electric vehicles. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect the business, prospects, financial condition and operating results of the LiveWire segment operations. As a result of new entrants into the electric vehicle market, there may be increased competition for component and other parts of LiveWire’s electric vehicles, which may have limited or single-source supply. In addition, the Harley-Davidson Financial Services segment operations faces competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.
•The Company must prevent and detect issues with its products, components purchased from suppliers and their manufacturing processes to reduce recall campaigns, warranty costs, litigation, product liability claims, delays in new model launches and regulatory investigations. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure high quality products that are compliant with applicable regulations are sold to retail customers. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, field actions such as product programs and product recalls, inquiries or investigations from regulatory agencies, and warranty claims and product liability claims, which may involve purported class actions. For example, during the second quarter of 2022, the Company received information from a third-party sub-supplier concerning a potential regulatory compliance matter relating to the sub-supplier’s brake hose assemblies. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments (excluding LiveWire models, which did not utilize the brake hose assemblies at issue) for approximately two weeks during the second quarter of 2022. As permitted by federal law, both the sub-supplier and the Company leveraged NHTSA’s standard process to petition the agency for a determination that the potential non-compliance is inconsequential to motor vehicle safety. If NHTSA grants the Company’s inconsequentiality petition, the Company will be exempt from conducting a field action or a recall of its motorcycles related to this matter. Based on its expectation that its petition will be granted, the Company does not expect that this matter will result in material costs in the future and no such costs have been accrued. However, it is possible that a recall or field action could be required that could cause the Company to incur material costs. Further, LiveWire’s electric vehicles are highly dependent on software, which is inherently complex and may contain latent defects or errors or be subject to external attacks. Although LiveWire attempts to remedy any issues it observes in its electric vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy its customers. While LiveWire performs extensive internal testing on its electric vehicles and features, it currently has a limited frame of reference by which to evaluate its long-term quality, reliability, durability and performance characteristics when operating in the field. There can be no assurance that LiveWire will be able to detect and fix all defects in its electric vehicles prior to their sale to or installation for customers. Any product recall in the future, whether initiated by the Company or a supplier, may result in adverse publicity, damage the Company’s brand image, and adversely affect the Company’s business, prospects, financial condition and operating results. Such recalls, whether caused by systems or components engineered or manufactured by the Company or its suppliers, may involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect the Company’s brand image and the Company’s business, prospects, financial condition and operating results. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liabilities, and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with quality issues, the announcement of recalls and the filing of product liability claims (whether or not successful), may also adversely affect the Company’s reputation and brand strength with a resulting adverse impact on sales.
•A significant cybersecurity incident or data privacy breach may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party service providers and vendors receive, store and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, mobile applications and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are susceptible to continually evolving cybersecurity risks. Unauthorized parties engage in a regular practice of attempting to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving the Company's employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures designed to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all cybersecurity incidents or misuses of data. The Company and certain of the Company's third-party providers have experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the material release of confidential information about its employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, lawsuits with third-parties, fines and penalties, government enforcement actions, unauthorized release of confidential or otherwise protected information, corruption of data, negative impact on the value of investment in research, development and engineering, remediation costs, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.

•The Company relies on its suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company may experience supply problems relating to raw materials and components such as component shortages, unfavorable pricing, poor quality, termination of supply of some of the Company's components or untimely delivery. The prices for these raw materials and components may fluctuate depending on market conditions, which include inflation of raw material costs and the current inflationary environment in the U.S., exchange rate fluctuations, commodity market volatility, tariffs, embargoes, sanctions, trade policies, and other trade restrictions. In certain circumstances, the Company relies on a single supplier to provide component parts, and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material, capacity constraints, labor shortages or disputes, natural disasters or widespread infectious disease like COVID-19, trade and shipping disruptions, fluctuating costs of ocean freight, wars and trade policies. Further, the Company's suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. The unavailability of any component or supplier could result in production delays, product design changes, and impact the Company’s ability to fulfill orders. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers. These supplier risks may have a material adverse effect on the Company’s business and results of operations. Such disruptions have resulted in and could further result in manufacturing inefficiencies due to the delay in delivering components for production or having to find alternative components due to lack of availability and could place the Company in an uncompetitive position resulting in a material adverse effect on its operations, financial condition and/or cash flows. The Company’s LiveWire segment operations are dependent on the continued supply of battery cells for the battery packs used in LiveWire’s electric vehicles. While LiveWire has entered into a supply agreement to acquire lithium-ion battery cells, LiveWire may have limited flexibility to immediately change suppliers in the event of any disruption in the supply of those cells, which could then disrupt production of LiveWire’s electric vehicles.
•The Company depends upon third-parties to manufacture and to supply key semiconductor chip components necessary for its motorcycles. The Company may be unable to find alternative sources in a timely manner and its business could continue to be adversely impacted if these manufacturers are unable to provide an adequate supply of semiconductor chips. Semiconductor chips are a vital input component to the electrical architecture of the Company's motorcycles, controlling wide aspects of the motorcycles’ operations. Many of the key semiconductor chips used in the Company's motorcycles come from single-source or limited-source suppliers, and therefore a disruption with any one manufacturer or supplier in the Company's supply chain would continue to have an adverse effect on its ability to effectively produce and timely deliver its motorcycles. Due to the Company's reliance on these semiconductor chips, it is subject to shortages and long lead times in their supply. While the Company has entered into a supply agreement to acquire semiconductor chips, the Company has limited flexibility to immediately change suppliers in the event of any disruption in the supply of those chips, which could then disrupt production of the Company's motorcycles. The Company is in the process of qualifying alternative manufacturers for semiconductor chips, as needed. The Company has in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, the manufacturers of the Company's ABS chip and engine control module chip, experienced supply shortages, which impacted their ability to supply the Company with required volumes and impacted the Company's production capacity. Additionally, these manufacturers may also experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. In particular, a continued increase in demand for semiconductor chips, combined with the lagging effects of the COVID-19 pandemic, has resulted in a severe global shortage of chips. As a result, the Company's ability to source semiconductor chips used in its motorcycles has been and will likely continue to be adversely affected. This shortage resulted in increased chip delivery lead times, delays in the production of the Company's motorcycles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and the Company is unable to mitigate the effects of this shortage, the Company's ability to deliver sufficient quantities of its motorcycles may be adversely affected. In addition, the Company may be required to incur additional costs and expenses in managing the ongoing semiconductor chips shortage, including additional research and development expenses and engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis.
•The Company’s operations have been and may continue to be disrupted to varying degrees due to the COVID-19 pandemic. The spread of COVID-19 and the subsequent actions taken to mitigate the spread have impacted, and may continue to impact, the Company's operations and ability to carry out its business as usual. The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, has at times caused significant volatility in the global economy. The spread of COVID-19 and associated variants has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and initially led to a global decrease in vehicle sales in markets around the world.

During the course of the COVID-19 pandemic, government authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures adversely impacted and may in the future continue to adversely impact: (i) the Company's employees and operations; (ii) the operations of the Company's suppliers, vendors and business partners; (iii) the activities of the Company's retail customers; (iv) the Company's production plans, sales and marketing activities; and (v) the Company's business and results of operations. In addition, the Company is not able to conduct various aspects of its business on a remote basis. These measures by government authorities may remain in place, in whole or in part, for a significant period of time and they are likely to continue to adversely affect the Company's sales and marketing activities, and its business, prospects, financial condition and operating results.

In addition, the COVID-19 pandemic has disrupted the Company’s supply chain, operations, and ability to carry out its business as usual, including through: (i) a rapid increase in demand; (ii) supply shortages; (iii) significant global shipment delays, including longer shipping times and increased expedited freight costs; (iv) limiting the ability of the Company’s distributors and dealers to operate; (v) delays to some customer purchase decisions; (vi) adversely impacting the ability of the Company’s retail credit customers to meet their loan obligations on a timely basis and making collection efforts more difficult; (vii) disruption to global capital markets impacting the Company’s access to capital, cost of capital, and overall liquidity levels; and (viii) the cancellation or adjustments to the scope of riding and similar events that are important to the Company’s marketing efforts. While many of the actions implemented to mitigate the spread of COVID-19 have been rolled back in many markets, the continued spread of COVID-19, and the efforts to avoid that, could do the following, each of which could be material: (i) result in further disruptions of the Company’s supply chain; (ii) again limit the ability of the Company’s distributors and dealers to operate, which could impact their ability to purchase and sell the Company’s products and meet their loan obligations to the Company; (iii) continue to cause some retail customers to delay their purchase decisions, which could cause a decrease in demand for the Company’s product; (iv) continue to adversely impact the ability of the Company’s retail credit customers to meet their loan obligations on a timely basis and make collection efforts more difficult; (v) result in further disruption of global capital markets; and (vi) cause other unpredictable events.

The extent to which the COVID-19 pandemic impacts the Company's business, prospects, financial condition and operating results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the existence and severity of COVID-19 variants, the actions to contain the virus or treat its impact, how quickly and to what extent normal economic and operating activities can resume, and whether and to what extent COVID-19 or variants thereof, re-emerge, spread and impact the Company and its suppliers after normal activities resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.

•The Company primarily sells its products at wholesale and must rely to a large extent on a network of dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its distributors and dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers purchase from the Company. If the Company’s distributors and dealers are not successful in these endeavors, or do not appropriately adapt to the evolving retail landscape and implement the Company's retail strategy, including the creation of an innovative go-to-market model blending digital and physical retail formats to create an experience tailored to the local market, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, there is no assurance that the Company's retail strategy will be successful. Additionally, distributors and dealers may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions, such as weakened retail sales and tightened credit. If distributors and dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain distributors and dealerships. As a result, the Company could face additional adverse consequences related to the termination of distributor and dealer relationships. Additionally, liquidating a former distributor or dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s distributors or dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers, and adversely impact the Company’s ability to collect wholesale receivables that are associated with that dealer.
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
•The Company’s motorcycle operations are dependent upon unionized labor. A substantial portion of the hourly production employees working in the Company's motorcycle operations are represented by unions and covered by collective bargaining agreements. The Company is currently a party to three collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. Current collective bargaining agreements with hourly employees in Wisconsin will expire in 2024, and the agreement with employees in Pennsylvania will expire in 2027. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. The Company's decisions regarding opening, closing, expanding, contracting or restructuring its facilities may require changes to existing or new bargaining agreements. Failure to renew agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions, which may have a material adverse effect on the Company’s business and results of operations.
•The Company incurs substantial costs with respect to employee pension and healthcare benefits. The Company’s cash funding requirements and its estimates of liabilities and expenses for pensions and healthcare benefits for both active and retired employees are based on several factors that are outside the Company’s control. These factors include funding requirements of the Pension Protection Act of 2006, the rate used to discount the future estimated liabilities, the rate of return on plan assets, current and projected healthcare costs, healthcare reform or legislation, retirement age and mortality. Changes in these factors can impact the expense, liabilities and cash requirements associated with these benefits, which could have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, costs associated with these benefits may put the Company under significant cost pressure as compared to its competitors that may not bear the costs of similar benefit plans.
•The Company relies on third-parties to perform certain operating and administrative functions for the Company. Similar to suppliers of raw materials and components, the Company may experience problems with outsourced services, such as unfavorable pricing, untimely delivery of services, or poor quality. Also, these suppliers may experience adverse economic conditions due to changing economic factors that could lead to difficulties supporting the Company's operations, such as inflation, turnover, and labor strikes or shortages. In light of the amount and types of functions that the Company has outsourced, these service provider risks may have a material adverse effect on the Company's business and results of operations.
•The Company’s operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization and to effectively execute reorganization actions within expected costs and realize the expected benefits of those actions. The Company is highly dependent on its senior management, including its Chief Executive Officer, Jochen Zeitz, and other key personnel. The loss of key personnel, including Jochen Zeitz, could adversely affect the Company’s operations and profitability. Further, the Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance, and the Company must effectively execute reorganization actions. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.
Strategic Risks
•The Company may not be able to successfully execute its business plans and strategies. There is no assurance that the Company will be able to execute its business plans and strategies, including the Company’s strategic plan, The Hardwire. The Company’s ability to meet the strategic priorities in The Hardwire depends upon, among other factors, the Company’s ability to: (i) realize the anticipated business benefits of LiveWire as a separate business; (ii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, larger Cruiser, and Trike, focusing on opportunities in profitable segments, and growing its complementary businesses, including HDFS, parts and accessories, and apparel and licensing, and membership and experiences; (iii) successfully carry out its global manufacturing and assembly operations; (iv) effectively implement changes relating to its dealers and distribution methods, which include the creation of an innovative go-to-market model blending digital and physical retail formats to create an experience tailored to the local market; (v) accurately analyze, predict and react to changing market conditions; (vi) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (vii) optimize long-term value for all stakeholders; and (viii) avoid adverse impacts to its operations and/or demand for its products that may result due to the COVID-19 pandemic.
•The Company may not realize the expected business benefits from LiveWire as a separate business of the Company. The Company expects to maintain a controlling equity ownership of LiveWire as a separate business and significant ongoing commercial relationships with it. There are no assurances that LiveWire as a separate but consolidated business will be able to execute its business plans and strategies. The Company’s ability to realize the expected business benefits from LiveWire as a separate business will be affected by, among other factors: (i) the status of LiveWire as a separate business as an early stage company with a history of losses that is expected to incur significant expenses and continuing losses for several years until it begins significant deliveries of its electric vehicles, which may occur later than expected or not at all; (ii) the ability of LiveWire as a separate business to achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (iii) that LiveWire as a separate business will be a new entrant into a new space and it may not be able to adequately control the costs of its operations; (iv) the rapidly growing electric vehicle sector and products and services of LiveWire as a separate business are and will be subject to strong competition from a growing list of competitors; (v) the business and prospects of LiveWire as a separate business are heavily dependent on its ability to develop, maintain and strengthen its brand, and it may lose the opportunity to build a critical mass of customers; (vi) the ability of LiveWire as a separate business to execute on its plans to develop, produce, market and sell its electric vehicles; and (vii) the willingness and ability of the retail partners of LiveWire as a separate business, largely drawn from the Company’s traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles. The failure of LiveWire as a separate business to successfully manage these risks may adversely affect the business and results of the Company’s operations.
•International sales and operations subject the Company to risks that may have a material adverse effect on its business. International operations and sales remain an important part of the Company’s strategy. Further, international operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of foreign tariffs (including rebalancing tariffs in response to tariffs the U.S. imposes) and other trade barriers, the impact of foreign government laws and regulations and U.S. laws and regulations that apply to international operations, the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability and cash flows. International sales require modification of products to meet local requirements or preferences, which may impact the Company's ability to achieve international sales growth. Business practices that may be accepted in other countries can violate U.S. or other laws that apply to the Company. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.
•The Company’s success depends upon the continued strength of the Harley-Davidson brand. The Company believes that the Harley-Davidson brand has significantly contributed to the success of its business and that maintaining and enhancing the brand is critical to expanding its customer base. Failure to protect the brand from infringers or to grow or maintain the value of the Harley-Davidson brand may have a material adverse effect on the Company’s business and results of operations. Further, third-parties with whom the Company has business relationships, including its brand ambassadors and influencer network, may fail to represent the brand in a manner consistent with the Company’s brand image or act in a manner that harms the Company’s reputation, which could cause immediate harm to the Company’s reputation and brand. The reputations of the Company’s brand ambassadors could impact how consumers view the Company’s products or brand. The use of social media by the Company, its brand ambassadors, and its consumers has increased the risk that its brand and reputation could be negatively impacted. The speed and reach of information dissemination have drastically increased with the use of social media. The dissemination of information via social media has given users the ability to organize collective actions such as boycotts and other brand-damaging behaviors more effectively and could harm the Company’s brand or business, regardless of the information’s accuracy. The harm may be immediate, without affording the Company an opportunity for redress or correction and may have an adverse effect on the Company’s business, financial condition and results of operations. In addition, an increase in the use of social media for product promotion and marketing may increase the burden on the Company to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. The Company's reputation may also be adversely affected by inappropriate use of its marks or name, including potential negative publicity, loss of confidence, or other damage to the Company's image due to licensed use.
•The timing and amount of the Company's share repurchase strategy is subject to a number of uncertainties. The Company's Board of Directors has authorized the Company’s discretionary repurchase of outstanding common stock to be systematically completed in the open market or through privately negotiated transactions. The amount and timing of share repurchases are based on a variety of factors that could cause the Company to limit, suspend, or delay future stock repurchases. Such factors include, but are not limited to: (i) unfavorable market and economic conditions, (ii) the trading price of its common stock, (iii) the nature and magnitude of other investment opportunities available to the Company from time to time, (iv) legal constraints on trading at certain times; and (v) the availability of cash. Delaying, limiting or suspending the Company's stock repurchase program may negatively affect performance versus earnings per share targets, and ultimately its stock price.
•The Company's insurance coverage strategy may not be adequate to protect it from all business risks. The Company may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God and other claims against it, for which the Company may have no insurance coverage. Its policies may include significant deductibles or self-insured retentions, policy limitations and exclusions, and the Company cannot be certain that its insurance coverage will be sufficient to cover all future losses or claims against it. A loss that is uninsured or which exceeds policy limits may require the Company to pay substantial amounts, which may harm the Company’s financial condition and operating results.

Financial Risks
•The HDFS segment operations are exposed to credit risk on its retail and wholesale finance receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's dealers, to meet the terms of any contract with HDFS. Credit losses are influenced by general business and economic conditions, including inflation, unemployment rates, bankruptcy filings, recessionary conditions and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. Credit losses are also influenced by the markets for new and used motorcycles, and the Company and its dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models may result in increased supply or decreased demand in the market for used Harley-Davidson branded motorcycles, including those motorcycles that serve as collateral or security for credit that HDFS has extended. This in turn could adversely impact the prices at which repossessed motorcycles may be sold, which may lead to increased credit losses for HDFS. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. The Company believes HDFS's retail credit losses may continue to increase over time due to changing consumer credit behavior, HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers, and new financing programs that may result in different loan performance than the Company's existing programs.
•The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. The Company sells its products globally and in most markets outside the U.S. those sales are made in the foreign country’s local currency. As a result, a weakening in those foreign currencies relative to the U.S. dollar can adversely affect the Company's revenue and margin, and cause volatility in its results of operations. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As benchmark interest rates rise, rates available to consumers for new vehicle financing have risen as well, which may make the Company’s motorcycles less affordable to customers or steer customers to less expensive motorcycles that would be less profitable for the Company, adversely affecting the Company’s financial condition and operating results. Additionally, if consumer interest rates increase substantially or if financial service providers, including Harley-Davidson Financial Services, tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase the Company’s motorcycles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on the Company’s business, prospects, financial condition and operating results. Although the Company uses derivative financial instruments to some extent to manage a portion of its exposure to foreign currency exchange rates, commodity prices, and interest rate risks, the Company does not attempt to manage its entire expected exposure, and these derivative financial instruments generally do not extend beyond one year and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.
•The HDFS segment operations are highly dependent on accessing capital markets to fund operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions may adversely affect its earnings and results of operations. Liquidity is essential to the Company’s financial services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s HDFS segment operations may be negatively affected by difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital and reduced funds available through its HDFS segment operations to provide loans to dealers and their retail customers. Additionally, the ability of the Company and its HDFS segment operations to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, then the Company’s cost of borrowing could increase, which may result in reduced earnings and reduced interest margins, and the Company’s access to capital may be disrupted or impaired.
Legal, Regulatory & Compliance Risks
•Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may have a material adverse impact on the Company's business, results of operations and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. Without limitation, (i) tariffs currently in place, (ii) the imposition by the U.S. government of new tariffs on imports to the U.S. and/or (iii) the imposition by foreign countries of tariffs on U.S. origin products could materially increase: (a) the cost of Harley-Davidson products that the Company is offering for sale in relevant countries, (b) the cost of certain products that the Company sources from foreign manufacturers and (c) the prices of certain raw materials that the Company utilizes. The Company may not be able to pass such increased costs on to distributors, dealers or customers, and the Company may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Such developments could have a material adverse impact on the Company's business, financial condition and results of operations.
As an example, in 2018, the European Union (EU) placed an incremental tariff on U.S. origin motorcycles imported into the EU. Subsequently, in April 2021, the Binding Origin Information (BOI) decisions that allowed the Company to supply its EU market with certain of its motorcycles produced at its Thailand manufacturing facility at a reduced tariff rate were revoked. The revocation of the BOI decsions effectively classified all motorcycles the Company imports into the EU as U.S. origin products, subjecting them to the incremental tariff. On October 30, 2021, the U.S. agreed not to apply Section 232 duties and allow duty-free importation of steel and aluminum from the EU at a historical-based volume and the EU agreed to suspend related tariffs on U.S. products, including the incremental tariff on motorcycles imported into the EU from the U.S. (Tariff Resolution). The Tariff Resolution became effective on January 1, 2022 and will remain in effect until December 31, 2023. The U.S. and EU will monitor and review the operation of the Tariff Resolution, seeking to conclude the negotiations on steel and aluminum tariffs by the end date of the Tariff Resolution. These negotiations are ongoing and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond the expiration of the Tariff Resolution on December 31, 2023. Increased tariffs on motorcycles imported into the EU from the U.S. or any of the Company's other facilities may adversely impact the Company's sales and profitability.
In addition, the U.S. government imposed increased tariffs on imports from China (Section 301 tariffs), which has resulted in higher costs for components and products sourced from China. The ongoing impact of these tariffs will depend on future trade discussions between the U.S. and China or the Company’s ability to avoid or offset these costs should the tariffs remain in place.
•The Company must comply with governmental laws and regulations that are subject to change and involve significant costs. The Company’s sales and operations in areas outside the U.S. are subject to foreign laws, regulations and the legal systems of foreign courts or tribunals. These laws and policies governing operations of foreign-based companies may result in increased costs or restrictions on the ability of the Company to sell its products in certain countries. U.S. laws and policies affecting foreign trade and taxation may also adversely affect the Company's international sales operations.
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
The Company's LiveWire segment operations, its third-party outsourcing partners, and its suppliers are or may be subject to substantial regulation under foreign, federal, state, and local laws. The evaluation of the requirements for licenses, approvals, certificates and government authorizations necessary to manufacture, sell, deploy or service electric vehicles in the jurisdictions in which the LiveWire segment operations operate or intend to operate continues, and to the extent not already taken, actions necessary will be taken to comply. The Company’s LiveWire segment operations may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell, deploy or service its electric vehicles in any of these jurisdictions. If the Company’s LiveWire segment operations, its third-party outsourcing partners or its suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out operations in the jurisdictions in which LiveWire or they currently operate, or those jurisdictions in which LiveWire or they plan to operate in the future, the Company’s business, prospects, financial condition and operating results could be materially adversely affected.
Tax – The Company is subject to income and non-income based taxes in the U.S. federal and state jurisdictions and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide income tax liabilities and other tax liabilities. The Company believes that it complies with applicable tax laws. If the governing tax authorities have a different interpretation of the applicable laws or if there is a change in tax laws, the Company's financial condition and/or results of operations may be adversely affected. To the extent there are considerable changes to tax laws, the Company may need to readjust its tax strategy, and may not be able to take full advantage of, or fully mitigate the adverse impacts of, such changes.
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
Electric Vehicles - The Company's LiveWire segment operations are subject to substantial regulation. Unfavorable changes to, or failure to comply with, current or future regulations could substantially harm the Company’s business and its operating results. Increased environmental, safety, emissions or other regulations may result in higher costs, cash expenditures and/or sales restrictions. Regulations related to the electric vehicle industry and alternative energy are currently evolving and the Company’s LiveWire segment operations face risks associated with changes to these regulations, such as: (i) the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an electric vehicle; (ii) new state regulations of electric vehicles fees could discourage consumer demand for electric vehicles; (iii) the increase of subsidies for alternative fuels such as corn and ethanol could reduce the operating cost of vehicles that use such alternative fuels and gasoline, and thereby reduce the appeal of electric vehicles; (iv) changes to the regulations governing the assembly and transportation of battery cells could increase the cost of battery cells or make such commodities more difficult to obtain; (v) changes in regulation, for example relating to the noise required to be emitted by electric vehicles, may impact the design or function of electric vehicles, and thereby lead to decreased consumer appeal; (vi) changes in regulations governing the range and miles per gallon of gasoline-equivalent calculations could lower LiveWire’s electric vehicles’ ratings, making electric vehicles less appealing to consumers; and (vii) the amendment or rescission of the CAFE standards could reduce new business opportunities for the LiveWire business. To the extent compliance with new regulations is cost prohibitive, the Company’s business, prospects, financial condition and operating results could be materially and adversely affected.
Financial Services – HDFS segment operations are governed by a wide range of U.S. federal and state and foreign laws that regulate financial and lending institutions, and financial services activities. In the U.S. for example, these laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. HDFS operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an Industrial Loan Company. U.S. federal and state bodies may in the future impose additional laws, regulations and supervision over the financial services industry.
Violations of, or non-compliance with, relevant laws and regulations may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or obtain a refund of amounts previously paid, could subject HDFS to payment of damages, civil fines, or criminal penalties and administrative sanctions and could limit the number of loans eligible for HDFS securitization programs. Such regulatory requirements and associated supervision also could limit the discretion of HDFS in operating its business, such as through the suspension or revocation of any charter, license or registration at issue, as well as the imposition of administrative sanctions, including "cease and desist" orders. The Company cannot assure that the applicable laws or regulations will not be amended or construed in ways that are adverse to HDFS, that new laws and regulations will not be adopted in the future, or that laws and regulations will not attempt to limit the interest rates or convenience fees charged by HDFS, any of which may adversely affect the business of HDFS or its results of operations.
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

Compliance may create operational constraints and place limits on pricing. Failure to comply, as well as changes to laws and regulations, or the imposition of additional laws and regulations, could affect HDFS' earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations. The Bureau also has supervisory authority over certain non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS, allowing the Bureau to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, changes to processes and procedures, product-related changes or consumer refunds, or other actions.
•The Company’s operations may be affected by greenhouse emissions and climate change and related regulations. Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions. In addition, several U.S. states, including states where the Company has manufacturing facilities, have previously considered and may in the future implement greenhouse gas registration and reduction programs. Energy security and availability and its related costs affect all aspects of the Company’s manufacturing operations worldwide, including the Company’s supply chain. The Company’s manufacturing facilities use energy, including electricity and natural gas, and certain of the Company’s facilities emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity the Company purchases, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require the Company to purchase allowances to offset the Company’s own emissions or result in an overall increase in costs of raw materials, any one of which could increase the Company’s costs, reduce competitiveness in a global economy or otherwise negatively affect the Company’s business, operations or financial results. Many of the Company’s suppliers face similar circumstances. Physical risks to the Company’s business operations as identified by the Intergovernmental Panel on Climate Change and other expert bodies include scenarios such as sea level rise, extreme weather conditions and resource shortages. Extreme weather may disrupt the production and supply of component parts or other items such as natural gas, a fuel necessary for the manufacture of motorcycles and their components. Supply disruptions would raise market rates and jeopardize the continuity of motorcycle production.
Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company is likely to face greater regulatory, customer and investor pressure to develop products that generate less emissions. This will require the Company to spend additional funds on research, product development and implementation costs, and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage. For example, both the United Kingdom (UK) and EU passed legislation in 2022 to end fossil fuel car sales in 2030 and 2040, respectively. While these laws target fossil fuel cars, the ongoing concerns about global climate and related changes in consumer preferences could lead to a similar ban on internal combustion engines, which would have a material adverse effect on the Company’s business and results of operations. Further, in the near term, the Company will not be primarily focused on electric vehicles but will be channeling its focus in this area through its majority investment in LiveWire Group, Inc. As a result, the separation of the LiveWire business may adversely affect the Company's efforts to develop electric vehicles outside of the LiveWire business, at least in the near term, and that could have longer-term negative impacts on the Company's ability to offer electric vehicles in response to pressure to develop products that generate less emissions.
•Regulations related to materials that the Company purchases to use in its products could cause the Company to incur additional expenses and may have other adverse consequences. Laws or regulations impacting the Company's supply chain, such as the UK Modern Slavery Act and the Uyghur Forced Labor Prevention Act, could affect the sourcing and availability of some of the raw materials that the Company uses in the manufacturing of its products and the apparel and licensing products sourced from its suppliers. The Company's supply chain is complex, and if it is not able to fully understand its supply chain and effectively mitigate any issues, then the Company may face reputational challenges with customers, investors or others and other adverse consequences. For example, many countries in which the Company distributes its products are introducing regulations that require knowledge and disclosure of virtually all materials and chemicals in the Company’s products. Accordingly, the Company could incur significant costs related to the process of complying with these laws, including potential difficulty or added costs in satisfying the disclosure requirements.
•The Company is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject the Company to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect the Company’s business, results of operations, financial condition and reputation. The Company is subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which it conducts or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and other anti-corruption laws and regulations. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. The Company’s policies and procedures designed to ensure compliance with these regulations may not be sufficient and its directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which the Company may be held responsible.

The Company’s business also must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. The Company’s global operations expose the Company to the risk of violating, or being accused of violating, anti-corruption laws and economic and trade sanctions laws and regulations. The Company’s failure to comply with these laws and regulations may expose it to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite the Company’s compliance efforts and activities, it cannot assure compliance by its employees or representatives for which it may be held responsible, and any such violation could materially adversely affect the Company’s reputation, business, prospects, financial condition and operating results.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject the Company to whistleblower complaints, adverse media coverage, investigations and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and operating results. In addition, changes in economic sanctions laws in the future could adversely impact the Company’s business and investments in its common stock.
•The Company may be unable to complete environmental, social and governance, or ESG initiatives, in whole or in part, which could lead to less opportunity for it to have ESG investors and partners and could negatively impact ESG-focused investors when evaluating the Company. There has been increased focus, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations, on environmental, social and governance matters generally and with regard to the motorcycle industry specifically.

The Company has undertaken, and plans to continue undertaking, ESG initiatives. Any failure by the Company to meet its commitments or loss of confidence on the part of customers, investors, employees, brand partners and other stakeholders as it relates to its ESG initiatives could negatively impact its brand, its business, prospects, financial condition and operating results. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information.

In addition, achieving the Company’s ESG initiatives may result in increased costs in its supply chain, fulfillment, or corporate business operations, and could deviate from its initial estimates and have a material adverse effect on our business and financial condition. In addition, standards and research regarding ESG initiatives could change and become more onerous both for the Company and its third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute the Company’s current claims and beliefs that it has made in reliance on current research, which could also result in costs, a decrease in revenue, changes to projections or plans, and negative market perception that could have a material adverse effect on our business and financial condition.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with laws, and the role of the company’s board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, there can be no certainty that the Company will manage such issues successfully, or that it will successfully meet investors' or society’s ESG expectations, which could have a material adverse affect on its business and financial conditions and operating results.

Finally, while the Company may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters.
General Risks
•Changes in general economic and business conditions, tightening of credit and retail markets, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases, such as the Company's motorcycles. Weakened economic conditions in certain business sectors and geographic areas can also result in reduced demand for the Company's products. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. Should general economic conditions or motorcycle industry demand decline, the Company’s results of operations and financial condition may be substantially adversely affected. The motorcycle industry can also be affected by political events and other factors over which motorcycle manufacturers have little control.
•Geopolitical conditions, including regional conflicts, terrorism, war, and international disputes could cause damage or disruption to commerce and the economy, and thus have a material adverse effect on the Company’s financial condition and operating results. Recent escalation in regional conflicts, including the risk of increased tensions between China and Taiwan, could result in increased pressure on our supply chain, which could increase the cost of manufacturing. The Company has a number of suppliers in China and a Long-Term Collaboration Agreement (LTCA) with Zhejiang Qianjiang Motorcycle Co., Ltd. and a conflict between China and Taiwan may impact the Company's supply chain and projects related to the LCTA. The length, impact and outcome of international conflicts are highly unpredictable, and such conflicts could lead to significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, which could impact the Company's financial condition and operating results.
•The ongoing conflict between Russia and Ukraine could adversely affect the Company's business, financial condition and operating results. Following the full-scale military invasion of Ukraine by Russian troops in February 2022, the U.S. and global markets are experiencing volatility and disruption. Although the length, impact and outcome of the ongoing military conflict in Ukraine are highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage. The ongoing conflict has led to an unprecedented expansion of sanctions programs imposed by the United States, European Union, United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. The Company has suspended its business in Russia. While the Company has not experienced any material interruptions to its infrastructure, supplies, technology systems or networks needed to support its operations or significant costs due to the conflict, the Company cannot provide assurance that will remain the case. The Company has no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond its control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and the Company's business for an unknown period of time.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
A summary of the principal operating properties of the Company as of December 31, 2022 is as follows:

Type of Facility	Location	Status
HDMC:
Corporate office	Milwaukee, WI	Owned
Product development center	Wauwatosa, WI	Owned
Manufacturing - Motorcycle powertrain production	Menomonee Falls, WI	Owned
Manufacturing - Motorcycle components parts production and painting	Tomahawk, WI	Owned
Manufacturing - Motorcycle parts fabrication, painting and assembly	York, PA	Owned
Manufacturing - Motorcycle production for Asian and European markets	Rayong, Thailand	Owned
Manufacturing - Motorcycle assembly for Brazilian market	Manaus, Brazil	Leased

HDFS:
Corporate office	Chicago, IL	Leased
Wholesale and retail operations office	Plano, TX	Leased
Retail operations office	Reno, NV	Leased
LiveWire has a virtual headquarters to access talent from across the globe. As of December 31, 2022, LiveWire leased office facilities in multiple locations in the United States.
Item 3. Legal Proceedings
Refer to Note 16 of the Notes to Consolidated financial statements for a discussion of certain legal proceedings in which the Company is involved.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange under the trading symbol HOG. As of January 27, 2023, there were 64,116 shareholders of record of Harley-Davidson, Inc. common stock.
The Company’s share repurchases, which consisted of shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were as follows during the quarter ended December 31, 2022:

2022 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 27 to October 31	447	$43	447	9,872,167
November 1 to November 28	2,313	$44	2,313	9,872,167
November 29 to December 31	179	$47	179	9,872,167
	2,939	$44	2,939
In February 2018, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of December 31, 2022, 9.9 million shares remained under the 2020 authorization, as the Company exhausted all remaining shares under the 2018 authorization during the quarter ended September 25, 2022. The Company repurchased no shares on a discretionary basis during the quarter ended December 31, 2022.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2022, the Company acquired 2,939 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. At the Company's 2022 Annual Meeting of Shareholders held May 12, 2022, the shareholders of the Company approved an amendment to the 2020 Incentive Stock Plan to increase the authorized number of shares under the Incentive Plan by 3.1 million shares. As amended, the 2020 Incentive Stock Plan provides that up to a total of 8.5 million shares of the Company's common stock may be issued thereunder.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters within Part III of this Annual Report contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (S&P) MidCap 400 Index as the broad-based index and the S&P MidCap 400 Consumer Discretionary Index as its peer index. The graph assumes a beginning investment of $100 on December 31, 2017 and that all dividends are reinvested.

	2017	2018	2019	2020	2021	2022
Harley-Davidson, Inc.	$100	$69	$79	$79	$82	$92
S&P MidCap 400 Index	$100	$89	$112	$127	$159	$138
S&P MidCap 400 Consumer Discretionary Index	$100	$82	$104	$136	$174	$137
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Harley-Davidson, Inc. operates in three segments: Harley-Davidson Motor Company (HDMC), LiveWire, and Harley-Davidson Financial Services (HDFS). Unless the context otherwise requires, all references to the "Company" include Harley-Davidson, Inc. and all its subsidiaries.
The “% Change” figures included in the Results of Operations section were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented. Certain “% Change” deemed not meaningful (NM) have been excluded.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "feels," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in this Item 7. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Guidance sections in this Item 7 are only made as of February 2, 2023 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 24, 2023), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview(1)
Net income attributable to Harley-Davidson, Inc. for 2022 was $741.4 million, or $4.96 per diluted share, compared to $650.0 million, or $4.19 per diluted share, in 2021 driven by higher operating income in the HDMC segment partially offset by lower operating income in the HDFS segment and a higher operating loss in the LiveWire segment.
HDMC operating income was $677.1 million in 2022 compared to operating income of $476.8 million in 2021. The improvement in operating results in 2022 was driven by higher pricing and a 2.9% increase in wholesale motorcycle shipments which more than offset the unfavorable impact of foreign currency changes and higher costs incurred in 2022.
LiveWire operating loss was $85.3 million in 2022 compared to an operating loss of $68.2 million in 2021. The increase in operating loss in 2022 was due primarily to higher operating expenses in 2022 on increased investments in product development and higher people costs.
HDFS operating income was $317.5 million in 2022 compared to operating income of $414.8 million in 2021. The decline in operating income was driven by an increase in the provision for credit losses and higher interest expense, partially offset by higher interest income and lower operating expenses.

Worldwide dealer retail sales of new Harley-Davidson motorcycles declined 7.7% in 2022 compared to 2021 driven by a decline in North America. During 2022, retail sales decreased 12.4% in North America compared to 2021, which was partially offset by a 3.0% increase in the Company's markets outside of North America. Retail sales during 2022 were adversely impacted by low dealer inventory levels during the riding season related to a suspension of production and shipments for approximately two weeks during the second quarter as discussed further under Supply Matter below. Refer to the Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company
Supply Chain – During 2022, the Company continued to experience disruption and increased costs related to global supply chain challenges, including continued global semiconductor chip shortages. As a result of these challenges, the Company experienced higher costs in 2022, although the rate of year-over-year inflation moderated during the second half of the year relative to inflation rates experienced during the first half of the year. The moderation in inflation experienced during the second half of the year resulted primarily from the normalization of logistics inflation and to a lesser extent raw materials inflation which slowed as the metal markets improved. In addition, the Company continued to reduce its reliance on expedited shipping during the second half of 2022. In 2023, the Company is expecting additional moderation in supply chain cost inflation with continued improvement in logistics. The Company also expects less volatility in its supply chain in 2023 and plans to reduce its use of expedited modes of freight.
Supply Matter – During the second quarter of 2022, the Company received information from a third-party sub-supplier concerning a potential regulatory compliance matter relating to the sub-supplier’s brake hose assemblies. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments (excluding LiveWire models, which did not utilize the brake hose assemblies at issue) for approximately two weeks during the second quarter of 2022. Since then, the Company has been working through the regulatory compliance matter with the sub-supplier, the Company’s relevant Tier-1 suppliers, and the National Highway Traffic Safety Administration (NHTSA), which is the agency responsible for brake hose assembly compliance in the United States.
In connection with this matter, in July of 2022, the sub-supplier notified NHTSA of a population of brake hose assemblies that were potentially non-compliant with select NHTSA laboratory test standards. Based on that filing, in August, the Company notified NHTSA of the corresponding population of Harley-Davidson motorcycles containing those brake hose assemblies. In October, the sub-supplier submitted an amendment to NHTSA expanding its population of potentially non-compliant brake hose assemblies to include units produced by the sub-supplier for use in the Company’s motorcycles beginning as early as model year 2008. In December, the Company supplemented its August notification, expanding the population of motorcycles to include all Harley-Davidson motorcycles that contained the newly identified brake hose assemblies. No LiveWire motorcycles are included in these populations.
As permitted by federal law, both the sub-supplier and the Company leveraged NHTSA’s standard process to petition the agency for a determination that the potential non-compliance is inconsequential to motor vehicle safety. If NHTSA grants the Company’s inconsequentiality petition, the Company will be exempt from conducting a field action or a recall of its motorcycles related to this matter.
In its inconsequentiality petition, the Company presented NHTSA with: (1) extensive independent, third-party and internal testing demonstrating that the brake hose assemblies at issue are robust to extreme conditions - which far exceed maximum expected motorcycle lifetime demands - with no impact to brake performance; and (2) real-world field safety data showing no documented crashes or injuries attributable to the laboratory test potential non-compliance at issue. The Company believes its petition is closely comparable to inconsequentiality petitions NHTSA has granted in the past. The Company is also confident that it has presented a strong position that the potential noncompliance is inconsequential to motor vehicle safety and, therefore, no field action or recall is necessary.
Based on its expectation that its petition will be granted, the Company does not expect that this matter will result in material costs in the future and no such costs have been accrued to date. However, it is possible that a recall or field action could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential recall or field action that are not yet known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field or recall action required, the complexity of the required repair, and the number of motorcycle owners that would participate. Based on the Company’s information and assumptions, it estimates the cost of a potential recall or field action, if it were to occur, could range from approximately $200 million to $400 million, and the Company would seek full recovery of that amount.
Interest Rates - Interest rates increased significantly during 2022 as central banks attempted to reduce inflation. Rising interest rates may adversely impact HDFS' interest income margin to the extent HDFS is unable to offset a higher cost of funds with increased interest rates on products it offers to its customers. Additionally, higher interest rates may make the Company’s motorcycles less affordable, adversely impact product mix or impact customers’ ability to obtain financing to purchase the Company’s motorcycles.
Suspension of Additional European Union Tariffs – In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to revocation of the Binding Origin Information (BOI) decisions that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% from April 19, 2021 through the end of 2021. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement suspended the additional tariffs initially imposed by the EU on the Company's motorcycles, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The lower 6% tariff rate applies to all motorcycles imported by the Company into the EU, regardless of origin. Under the agreement between the U.S. and the EU, the lower tariff rate will remain in effect until December 31, 2023. The U.S. and EU will monitor and review the operation of the agreement, seeking to conclude the negotiations on steel and aluminum tariffs by December 31, 2023. These negotiations are ongoing, and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond December 31, 2023.
To date, the Company continues to pursue its appeals of the revocation of the BOI decisions and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that these appeals will continue or be successful.
LiveWire Transaction – On September 26, 2022, the Company's electric motorcycle subsidiary completed a merger with AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company, to create a new publicly traded company, LiveWire Group, Inc. (the "LiveWire Transaction"). As described below, the transaction was financed with ABIC's cash held in trust less redemptions, a cash investment from the Company and an investment from Kwang Yang Motor Co., Ltd. (KYMCO), an independent strategic investor.
At the closing of the LiveWire Transaction, LiveWire Group, Inc. received net proceeds of approximately $294 million, including a $180 million investment from the Company, net of transaction expenses, a $100 million investment from KYMCO and a $14 million investment from ABIC, net of redemptions and transaction expenses. Following the closing, the Company had an equity interest in LiveWire Group, Inc. of approximately 89.4%. ABIC's shareholders and founders had an equity interest of approximately 5.7% and KYMCO had an equity interest of approximately 4.9%. As the controlling shareholder, the Company continues to consolidate LiveWire Group, Inc. results, with additional adjustments to recognize non-controlling shareholder interests.

COVID-19 Pandemic – The Company continues to monitor the impact of the COVID-19 pandemic and government actions and measures taken to prevent its spread. The full impact of the COVID-19 pandemic on future results depends on future developments, such as the ultimate duration and scope of the pandemic including associated variants, the success of vaccination programs, the consequences of vaccine requirements, and its impact on the Company's employees, customers, dealers, distributors, and suppliers. Future impacts and disruptions could have an adverse effect on production, supply chains, distribution, and demand for the Company's products. Refer to Part I, Item 1A. Risk Factors for further discussion of these risks.
Guidance(1)
On February 2, 2023, the Company announced the following guidance for 2023:
The Company expects HDMC revenue growth of between 4% and 7% in 2023 compared to 2022. The Company expects revenue to be positively impacted by unit growth, beneficial product mix as the Company focuses on its most profitable products, and pricing actions intended to offset a moderated inflationary outlook. Furthermore, the Company expects revenue growth from parts and accessories and apparel and licensing as it executes The Hardwire strategy.
The Company expects HDMC operating margin as a percent of revenue to be in the range of 14.1% to 14.6% in 2023. The Company believes the anticipated positive impact from higher motorcycle volume, product mix and pricing, combined with supply chain productivity which the Company expects will offset cost inflation and currency headwinds.
The Company expects LiveWire motorcycle shipments of 750 to 2,000 units and a LiveWire operating loss of $115 million to $125 million in 2023. The LiveWire expectations assume a launch of LiveWire's Del Mar electric motorcycle in the second half of 2023.
The Company expects HDFS operating income to decline 20% to 25% in 2023 compared to 2022. This decline is largely a result of the higher interest rate environment causing the Company's borrowing costs to increase combined with an increase in credit losses.
The Company has a cost productivity target to eliminate $400 million of incremental costs by 2025. The Company reduced costs by approximately $50 million during 2022 and expects to reduce an additional $140 million in 2023 through production efficiency and reduced waste.
The Company expects capital investments in 2023 of between $225 and $250 million. The Company plans to continue to invest behind product development and capability enhancement in support of The Hardwire strategy.
The Company's capital allocation priorities are to fund growth through The Hardwire initiatives, to pay dividends, and to execute discretionary share repurchases.

Results of Operations 2022 Compared to 2021
Consolidated Results

(in thousands, except earnings per share)	2022	2021	Increase (Decrease)
Operating income - HDMC	$677,087	$476,807	$200,280
Operating loss - LiveWire	(85,315)	(68,182)	(17,133)
Operating income - HDFS	317,506	414,814	(97,308)
Operating income	909,278	823,439	85,839
Other income, net	48,652	20,076	28,576
Investment income	4,538	6,694	(2,156)
Interest expense	31,235	30,972	263
Income before income taxes	931,233	819,237	111,996
Income tax provision	192,019	169,213	22,806
Net income	739,214	650,024	89,190
Less: Loss attributable to noncontrolling interests	2,194	—	2,194
Net income attributable to Harley-Davidson, Inc.	$741,408	$650,024	$91,384
Diluted earnings per share	$4.96	$4.19	$0.77
The Company reported operating income of $909.3 million in 2022 compared to $823.4 million in 2021. The HDMC segment reported operating income of $677.1 million, an improvement from $476.8 million in 2021. Operating loss from the LiveWire segment increased $17.1 million compared to 2021. Operating income from the HDFS segment decreased $97.3 million compared to 2021. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating results.
Other income (expense) in 2022 was impacted by higher non-operating income related to the Company's defined benefit plans as well as income related to a decrease in the fair value of LiveWire's warrants. Investment income decreased in 2022 as compared to 2021 driven by lower income from investments in marketable securities.
The Company's effective income tax rate for 2022 was a 20.6% expense compared to a 20.7% expense for 2021. The Company's 2022 effective tax rate was favorably impacted by discrete income tax benefits recorded during the year. Refer to Note 4 of the Notes to Consolidated financial statements for further discussion regarding the Company’s effective tax rate.
Diluted earnings per share was $4.96 in 2022 compared to $4.19 in 2021. Diluted weighted average shares outstanding decreased from 155.0 million in 2021 to 149.4 million in 2022.

Harley-Davidson Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	2022	2021	Increase (Decrease)	% Change
United States	109,190	125,713	(16,523)	(13.1)%
Canada	7,924	8,005	(81)	(1.0)
North America	117,114	133,718	(16,604)	(12.4)
Europe/Middle East/Africa (EMEA)	30,510	30,907	(397)	(1.3)
Asia Pacific	27,905	25,020	2,885	11.5
Latin America	2,922	3,652	(730)	(20.0)
	178,451	193,297	(14,846)	(7.7)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new motorcycles decreased 7.7% during 2022 compared to 2021. Retail sales during 2022 were adversely impacted by low dealer inventory levels during the 2022 riding season following the Company's suspension of production and shipments for approximately two weeks during the second quarter of 2022.
In North America, retail sales in 2022 were down compared to 2021 led by a 13.1% decline in the U.S. where results were most heavily impacted by lower production and retail inventory levels. Retail sales were down slightly in EMEA and Latin America, but increased in Asia Pacific during 2022 compared to 2021.

Worldwide average retail inventory of new motorcycles at Harley-Davidson dealers was up approximately 13,000 units for the fourth quarter of 2022 compared to the prior year, but remained at historically low levels. Average retail inventory is calculated based on the average of monthly inventory levels within the quarter. The Company believes 2022 ending retail inventory is well-positioned for the start to the 2023 riding season.

The Company continued to observe strong retail pricing for both new and used motorcycles within the U.S. during 2022. In the U.S., new motorcycle transaction prices on average as a percent of Manufacturer's Suggested Retail Prices were within the Company's targeted range of plus or minus 2% during 2022.
The Company's Harley-Davidson motorcycle U.S. market share of new 601+cc motorcycles for 2022 was 41.2%, down 3.2 percentage points compared to 2021 (Source: Motorcycle Industry Council). The Company's U.S. market share declined on lower retail sales following the suspension of production and shipments for approximately two weeks during the second quarter of 2022.
The Company's Harley-Davidson motorcycle European market share of new 601+cc motorcycles for 2022 was 6.1%, up 0.2 percentage points compared to 2021 reflecting an increase in HDMC retail sales relative to the rest of the market in Europe (Source: Management Services Helwig Schmitt GmbH).
Motorcycle Registration Data - 601+cc(a)
Industry retail registration data for new motorcycles was as follows:

	2022	2021	Increase	% Change
United States(b)	264,367	281,502	(17,135)	(6.1)%
Europe(c)	406,223	431,127	(24,904)	(5.8)%
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

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Wholesale motorcycle unit shipments were as follows:

	2022		2021		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
Motorcycle Units:
United States	118,836	61.4%	119,761	63.7%	(925)	(0.8)%
International	74,691	38.6%	68,272	36.3%	6,419	9.4
	193,527	100.0%	188,033	100.0%	5,494	2.9%
Motorcycle Units:
Grand American Touring(a)	89,849	46.4%	93,961	49.9%	(4,112)	(4.4)%
Cruiser	59,010	30.5%	59,033	31.4%	(23)	—
Sportster® / Street	33,894	17.5%	25,123	13.4%	8,771	34.9
Adventure Touring	10,774	5.6%	9,916	5.3%	858	8.7
	193,527	100.0%	188,033	100.0%	5,494	2.9%
(a)Includes CVOTM and Trike
HDMC shipped 193,527 motorcycles worldwide during 2022, which was 2.9% higher than during 2021. HDMC's shipments during 2022 were impacted by the suspension of production and shipments during the second quarter of 2022, which disrupted the flow of inventory to dealers during the peak riding season.
The motorcycles shipped during 2022 compared to 2021 included a lower mix of Grand American Touring and Cruiser motorcycles shipped as a percent of total shipments and a higher mix of Sportster/Street and Adventure Touring motorcycles. The Company's Pan America™ Adventure Touring motorcycles were launched in the second quarter of 2021.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (in thousands):

	2022	2021	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,787,484	$3,468,689	$318,795	9.2%
Parts and accessories	731,645	740,893	(9,248)	(1.2)
Apparel	271,107	228,011	43,096	18.9
Licensing	39,423	37,790	1,633	4.3
Other	58,013	29,051	28,962	99.7
	4,887,672	4,504,434	383,238	8.5
Cost of goods sold	3,359,799	3,204,907	154,892	4.8
Gross profit	1,527,873	1,299,527	228,346	17.6
Operating expenses:
Selling & administrative expense	719,800	686,753	33,047	4.8
Engineering expense	131,530	133,226	(1,696)	(1.3)
Restructuring expense	(544)	2,741	(3,285)	(119.8)
	850,786	822,720	28,066	3.4%
Operating income (loss)	$677,087	$476,807	$200,280	42.0%
Operating margin	13.9%	10.6%	3.3	pts.

The estimated impacts of the significant factors affecting the comparability of revenue, cost of goods sold and gross profit from 2021 to 2022 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2021	$4,504.4	$3,204.9	$1,299.5
Volume	152.9	94.8	58.1
Price, net of related costs	330.4	—	330.4
Foreign currency exchange rates and hedging	(148.8)	(83.3)	(65.5)
Shipment mix	48.8	48.0	0.8
Raw material prices	—	30.0	(30.0)
Manufacturing and other costs	—	65.4	(65.4)
	383.3	154.9	228.4
2022	$4,887.7	$3,359.8	$1,527.9
The following factors affected the comparability of net revenue, cost of goods sold and gross profit from 2021 to 2022:
•The increase in volume was due to higher wholesale motorcycle shipments and higher apparel sales.
•During 2022, revenue benefited from higher prices on new model year 2022 motorcycles coupled with pricing surcharges in select markets.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar, partially offset by favorable net foreign currency gains associated with hedging and balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix had a favorable impact on gross profit during 2022 due primarily to a change in the mix of models within motorcycle families.
•Raw material cost increases were driven by cost inflation as well as other supply chain challenges.
•Manufacturing and other costs increased due primarily to higher costs associated with supply chain challenges. These higher costs were partially offset by lower EU tariff costs compared to 2021 and a lower fixed cost per unit resulting from higher production volumes. The Company also benefited from cost productivity savings.
Operating expenses were higher in 2022 compared to 2021 due primarily to Hardwire initiatives and higher warranty and recall expenses. These costs increases were partially offset by the Company's ongoing effort to prudently manage spending.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	2022	2021	(Decrease) Increase	% Change
Revenue	46,833	35,806	11,027	30.8
Cost of goods sold	43,929	38,380	5,549	14.5
Gross profit	2,904	(2,574)	5,478	(212.8)
Selling, administrative and engineering expense	88,219	65,608	22,611	34.5
Operating loss	$(85,315)	$(68,182)	$(17,133)	25.1%

LiveWire motorcycle unit shipments	597	461	136	29.5%
During 2022, revenue increased by $11.0 million, or 30.8%, compared to 2021. The increase was primarily due to higher revenue from electric balance bikes driven by a favorable product mix and pricing as well as higher revenue from electric motorcycles driven by higher shipment volumes. Cost of sales increased by $5.5 million, or 14.5%, during 2022 compared to 2021 on higher volumes of electric motorcycles and product mix of electric balance bikes.
During 2022, selling, administrative and engineering expense increased $22.6 million, or 34.5%, compared to 2021 as LiveWire continued to focus on technological innovation that will support future products and growth and incurred higher operating costs associated with standing up a stand-alone public company.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	2022	2021	(Decrease) Increase	% Change
HDFS revenue:
Interest income	$693,615	$671,708	$21,907	3.3%
Other income	127,010	124,360	2,650	2.1
	820,625	796,068	24,557	3.1
HDFS expenses:
Interest expense	217,653	192,944	24,709	12.8
Provision for credit losses	145,133	25,049	120,084	479.4
Operating expenses	140,333	162,587	(22,254)	(13.7)
Restructuring expense	—	674	(674)	(100.0)
	503,119	381,254	121,865	32.0
Operating income	$317,506	$414,814	$(97,308)	(23.5)%
Interest income was higher in 2022 compared to 2021, primarily due to higher average outstanding finance receivables, partially offset by a lower average yield. Other income increased largely driven by higher investment and licensing income. Interest expense increased due to higher average outstanding debt at a higher average interest rate.
The provision for credit losses increased $120.1 million compared to 2021 driven by an increase in the allowance and higher retail credit losses. During 2021, economic conditions and outlook improved from 2020 following the height of the COVID-19 pandemic resulting in a reduction in the allowance. In 2022, economic recovery slowed and the pace of recovery became more uncertain in the face of an increased risk of a near-term recession along with continued elevated levels of inflation, muted consumer confidence, and other factors. As such, at the end of 2022, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted towards a near-term recession. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annual losses on the Company's retail motorcycle loans were 1.88% during 2022 compared to 1.19% in 2021. The 30-day delinquency rate for retail motorcycle loans at December 31, 2022 increased to 4.50% from 3.33% at December 31, 2021. The unfavorable retail credit loss and delinquency performance were driven by delinquencies and losses returning to pre-COVID-19 pandemic levels following a period of favorable performance on federal stimulus benefits and COVID-19 related extensions. The COVID-19 related extensions ended in the second quarter of 2021. Additionally, credit losses were also unfavorably impacted by lower motorcycle recovery values at auction.
Operating expenses were lower in 2022 compared to 2021 due in part to lower shared services and employee-related costs, partially offset by higher sales and marketing expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2022	2021
Balance, beginning of period	$339,379	$390,936
Provision for credit losses	145,133	25,049
Charge-offs, net of recoveries	(125,801)	(76,606)
Balance, end of period	$358,711	$339,379

At December 31, 2022, the allowance for credit losses on finance receivables was $345.3 million for retail receivables and $13.4 million for wholesale receivables. At December 31, 2021, the allowance for credit losses on finance receivables was $326.3 million for retail receivables and $13.1 million for wholesale receivables.
Refer to Note 7 of the Notes to Consolidated financial statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.

Results of Operations 2021 Compared to 2020
Consolidated Results

(in thousands, except earnings per share)	2021	2020	Increase (Decrease)
Operating income (loss) from HDMC	$476,807	$(109,067)	$585,874
Operating loss from LiveWire	(68,182)	(77,055)	8,873
Operating income from HDFS	414,814	195,801	219,013
Operating income	823,439	9,679	813,760
Other income (expense), net	20,076	(1,848)	21,924
Investment income	6,694	7,560	(866)
Interest expense	30,972	31,121	(149)
Income (loss) before income taxes	819,237	(15,730)	834,967
Income tax provision (benefit)	169,213	(17,028)	186,241
Net income	650,024	1,298	648,726
Less: Loss attributable to noncontrolling interests	—	—	—
Net income attributable to Harley-Davidson, Inc.	$650,024	$1,298	$648,726
Diluted earnings per share	$4.19	$0.01	$4.18
The Company reported operating income of $823.4 million in 2021 compared to $9.7 million in 2020. The HDMC segment reported operating income of $476.8 million, an improvement from an operating loss of $109.1 million in 2020. Operating loss from the LiveWire segment decreased $8.9 million compared to 2020. Operating income from the HDFS segment increased $219.0 million compared to 2020. Refer to the HDMC Segment, LiveWire Segment, and HDFS Segment discussions for a more detailed analysis of the factors affecting operating results.
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

Harley-Davidson Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	2021	2020	Increase (Decrease)	% Change
United States	125,713	103,194	22,519	21.8%
Canada	8,005	6,440	1,565	24.3
North America	133,718	109,634	24,084	22.0
Europe/Middle East/Africa (EMEA)	30,907	36,687	(5,780)	(15.8)
Asia Pacific	25,020	27,208	(2,188)	(8.0)
Latin America	3,652	5,995	(2,343)	(39.1)
	193,297	179,524	13,773	7.7%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new motorcycles were up 7.7% during 2021 compared to 2020 when retail sales were impacted by the onset of the COVID-19 pandemic. Retail sales during 2021 also reflected strategic decisions made as part of The Rewire.
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
For the fourth quarter of 2021, worldwide average retail inventory of new motorcycles at Harley-Davidson dealers was down approximately 9,000 units compared to the fourth quarter of 2020.
The Company's Harley-Davidson motorcycle U.S. market share of new 601+cc motorcycles for 2021 was 44.4%, up 2.5 percentage points compared to 2020 (Source: Motorcycle Industry Council). The Company's U.S. market share increased on stronger retail sales performance relative to the industry, as well as stronger performance in the Company's Grand American Touring and Cruiser segments.
The Company's Harley-Davidson motorcycle European market share of new 601+cc motorcycles for 2021 was 5.9%, down 1.8 percentage points compared to 2020 reflecting the decline in retail sales in Europe (Source: Management Services Helwig Schmitt GmbH).
Motorcycle Registration Data - 601+cc(a)
Industry retail registration data for new motorcycles was as follows:

	2021	2020	Increase	% Change
United States(b)	281,502	241,790	39,712	16.4%
Europe(c)	431,127	411,991	19,136	4.6%
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

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Wholesale motorcycle unit shipments were as follows:

	2021		2020		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
Motorcycle Units:
United States	119,761	63.7%	79,014	54.9%	40,747	51.6%
International	68,272	36.3%	65,034	45.1%	3,238	5.0
	188,033	100.0%	144,048	100.0%	43,985	30.5%
Motorcycle Units:
Grand American Touring(a)	93,961	49.9%	61,322	42.6%	32,639	53.2%
Cruiser	59,033	31.4%	48,776	33.8%	10,257	21.0
Adventure Touring	9,916	5.3%	—	—%	9,916	100.0
Sportster® / Street	25,123	13.4%	33,950	23.6%	(8,827)	(26.0)
	188,033	100.0%	144,048	100.0%	43,985	30.5%
(a)Includes CVOTM and Trike
During 2021, motorcycle shipments were up 30.5% from 2020 when shipments were adversely impacted by the temporary suspension of the Company's global manufacturing operations and the temporary closure of dealers in the first half of 2020 resulting from the COVID-19 pandemic. The mix of Grand American Touring motorcycles shipped during 2021 increased as a percent of total shipments while the mix of Cruiser and Sportster/Street motorcycles decreased compared to 2020. In addition, motorcycle unit shipments during 2021 include the Company's new Pan America™ models, its first Adventure Touring motorcycles, which were launched in 2021.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (in thousands):

	2021	2020	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,468,689	$2,337,561	$1,131,128	48.4%
Parts and accessories	740,893	658,212	82,681	12.6
Apparel	228,011	186,017	41,994	22.6
Licensing	37,790	29,750	8,040	27.0
Other	29,051	21,651	7,400	34.2
	4,504,434	3,233,191	1,271,243	39.3
Cost of goods sold	3,204,907	2,379,926	824,981	34.7
Gross profit	1,299,527	853,265	446,262	52.3
Operating expenses:
Selling & administrative expense	686,753	673,954	12,799	1.9
Engineering expense	133,226	169,268	(36,042)	(21.3)
Restructuring expense	2,741	119,110	(116,369)	(97.7)
	822,720	962,332	(139,612)	(14.5)%
Operating income (loss)	$476,807	$(109,067)	$585,874	NM
Operating margin	10.6%	(3.4)%	14.0	pts.

The estimated impacts of the significant factors affecting the comparability of revenue, cost of goods sold and gross profit from 2020 to 2021 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2020	$3,233.2	$2,379.9	$853.3
Volume	848.2	593.0	255.2
Price, net of related costs	63.1	(7.1)	70.2
Foreign currency exchange rates and hedging	56.5	22.7	33.8
Shipment mix	303.4	106.9	196.5
Raw material prices	—	72.2	(72.2)
Manufacturing and other costs	—	37.3	(37.3)
	1,271.2	825.0	446.2
2021	$4,504.4	$3,204.9	$1,299.5
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
•Changes in the shipment mix between motorcycle families had a favorable impact on revenue and gross profit during 2021 as compared to 2020 due primarily to a higher mix of Grand American Touring models.
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
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	2021	2020	(Decrease) Increase	% Change
Revenue	35,806	30,863	4,943	16.0
Cost of goods sold	38,380	55,819	(17,439)	(31.2)
Gross profit	(2,574)	(24,956)	22,382	(89.7)
Selling, administrative and engineering expense	65,608	52,099	13,509	25.9
Operating loss	$(68,182)	$(77,055)	$8,873	(11.5)%

LiveWire motorcycle unit shipments	461	1,198	(737)	(61.5)%
During 2021, revenue increased $4.9 million, or 16.0%, compared to 2020. The increase was primarily due to an increase in shipments of electric balance bikes, partially offset by a $4.1 million decrease in electric motorcycle revenue. The decrease in electric motorcycle revenue was primarily driven by a decrease in shipments of electric motorcycles, partially offset by a decrease in sales promotions. Cost of sales decreased by $17.4 million, or 31.2%, during 2021 compared to 2020 primarily due to decreased shipments of electric motorcycles, partially offset by increased shipments of electric balance bikes.

During 2021, selling, administrative and engineering expense increased $13.5 million, or 25.9%, compared to 2020 as LiveWire continued to focus on technological innovation that will support future products and growth, and incurred higher operating costs associated with its plans to become a stand-alone public company.
HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	2021	2020	(Decrease) Increase	% Change
HDFS revenue:
Interest income	$671,708	$682,517	$(10,809)	(1.6)%
Other income	124,360	107,806	16,554	15.4
	796,068	790,323	5,745	0.7
HDFS expenses:
Interest expense	192,944	246,447	(53,503)	(21.7)
Provision for credit losses	25,049	181,870	(156,821)	(86.2)
Operating expenses	162,587	155,306	7,281	4.7
Restructuring expense	674	10,899	(10,225)	(93.8)
	381,254	594,522	(213,268)	(35.9)
Operating income	$414,814	$195,801	$219,013	111.9%
Interest income was lower in 2021 compared to 2020, primarily due to lower average outstanding finance receivables, partially offset by a higher average yield. Other income increased due in part to higher insurance and licensing income. Interest expense decreased due to lower average outstanding debt and a lower cost of funds.
The provision for credit losses decreased $156.8 million compared to 2020 primarily due to improved economic conditions, favorable retail credit loss performance and the Company’s outlook on future economic conditions at that time. However, the pace of economic recovery remained uncertain as demonstrated by unemployment levels above those experienced prior to the COVID-19 pandemic, muted consumer confidence, rising inflation, global supply chain disruptions, and continued COVID-19 pandemic-related challenges across the U.S., among other factors. As such, at the end of 2021, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios included continued slow economic improvement in its economic scenario weighting.
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
Other Matters
New Accounting Standards Issued But Not Yet Adopted
Refer to Note 1 of the Notes to Consolidated financial statements for a discussion of new accounting standards that will become effective for the Company in the future.
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
Allowance for Credit Losses on Retail Finance Receivables – The allowance for credit losses on retail finance receivables represents the Company’s estimate of lifetime losses for its retail finance receivables.
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
Pensions and Other Postretirement Healthcare Benefits – The Company has a defined benefit pension plan and postretirement healthcare benefit plans, which cover certain eligible employees and retirees. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees.
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
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its benefit obligations. Based on this analysis, the Company increased the weighted-average discount rate for pension and SERPA obligations from 2.89% as of December 31, 2021 to 5.45% as of December 31, 2022. The Company increased the weighted-average discount rate for postretirement healthcare obligations from 2.72% as of December 31, 2021 to 5.42% as of December 31, 2022. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2022, the Company set its healthcare cost trend rate at 7.00% as of December 31, 2022. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2032.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate	Impact of a 1% decrease in the expected return on assets
2022 Net periodic benefit cost:
Pension and SERPA	$(14,362)	$28,587	n/a	$22,488
Postretirement healthcare	$(4,813)	$(935)	$490	$2,253
2022 Benefit obligations:
Pension and SERPA	$1,553,912	$182,298	n/a	n/a
Postretirement healthcare	$210,811	$15,245	$4,573	n/a
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
The Company believes its current cash, cash equivalents and availability under its credit facilities are sufficient to meet its liquidity requirements. The Company expects to fund its non-financial services operations primarily with cash flows from operating activities and cash and cash equivalents on hand.(1) The Company expects to fund its financial services operations primarily with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and brokered certificates of deposit.(1)

The Company’s cash and cash equivalents and availability under its credit and conduit facilities at December 31, 2022 were as follows (in thousands):

Cash and cash equivalents(a)		$1,433,175

U.S. commercial paper conduit facility:
Committed asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(300,000)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,200,000

Uncommitted asset-backed U.S. commercial paper conduit facility	125,794
Borrowings against uncommitted facility	(125,794)
Net asset-backed U.S. commercial paper conduit uncommitted facility availability	—
Total net U.S. commercial paper conduit facility availability		1,200,000

Asset-backed Canadian commercial paper conduit facility(b)(c)		92,283
Borrowings against committed facility		(71,785)
Net asset-backed Canadian commercial paper conduit facility		20,498

Availability under credit and conduit facilities:
Credit facilities		1,420,000
Commercial paper outstanding		(770,468)
Net credit facility availability		649,532
		$3,303,205
(a)Includes $265.2 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(c)C$125.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at December 31, 2022
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2022 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A3	BBB-	Stable
Fitch	F2	BBB+	Stable
The Company recognizes that it must continue to monitor and adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding.(1) The HDFS segment results could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through HDFS to provide loans to dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

Cash Flow Activity
Cash flow activities for the years ended December 31, were as follows (in thousands):

	2022	2021
Net cash provided by operating activities	$548,461	$975,701
Net cash used by investing activities	(773,011)	(459,447)
Net cash used by financing activities	(201,967)	(1,884,931)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,525)	(15,272)
Net decrease in cash, cash equivalents and restricted cash	$(446,042)	$(1,383,949)
Operating Activities
The decrease in operating cash flow in 2022 compared to 2021 was primarily due to an increase in working capital and an increase in wholesale financing activity.
The Company's operating cash flows were lower than 2021 due to changes in working capital primarily related to accounts receivable, inventory and accounts payable. The Company's accounts receivable balance, which relate primarily to sales outside of North America, increased due to higher sales in the fourth quarter of 2022 compared to the fourth quarter of 2021. The Company also experienced an increase in inventory due primarily to a higher level of upcoming model year motorcycles in inventory compared to 2021.These motorcycles are held in inventory at levels the Company deems appropriate to support the annual launch of its new model year motorcycles in January. The Company's accounts payable balance increased during 2021 based on the timing of purchases and payments to suppliers, reducing the amount of operating cash outflow in 2021 compared to 2022.
The Company's increase in wholesale financing activity was driven by higher loan originations. The Company’s sales of motorcycles and related products to dealers in the U.S. and Canada are financed through HDFS and become finance receivables upon the sale to the dealer and become operating cash flows when the dealer repays the wholesale finance receivable. As a result, the timing of the Company's operating cash flow is impacted by the amount and duration of wholesale financing that dealers elect to utilize.
The Company continues to expect that cash and cash equivalents on hand as well as cash inflows generated from operations will fund its ongoing operating cash requirements, including those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at December 31, 2022 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements. As described in Note 4 of the Notes to Consolidated financial statements, the Company has a liability for unrecognized tax benefits of $32.0 million and related accrued interest and penalties of $17.4 million as of December 31, 2022. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $151.7 million and $120.2 million during 2022 and 2021, respectively. The Company's 2023 plan includes estimated capital investments between $225 to $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables in 2022, which consisted primarily of retail finance receivables, were $282.4 million higher than in 2021 primarily due to higher retail finance receivable originations during 2022. The Company funds its finance receivables net lending activity through the issuance of debt and brokered certificates of deposit as discussed in the Financing Activities section.

Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, cash received related to the LiveWire Transaction, and debt activities.
The Company paid dividends of $0.63 per share totaling $93.2 million during 2022 and $0.60 per share totaling $92.4 million during 2021.
Cash outflows for discretionary share repurchases were $324.5 million in 2022. There were no discretionary share repurchases in 2021. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were $14.2 million or 0.4 million shares and $11.6 million or 0.3 million shares during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there were 9.9 million shares remaining on a board-approved share repurchase authorization.
The Company received $114 million related to the LiveWire Transaction, including a $100 million investment from KYMCO, an independent strategic investor, and a $14 million investment from ABIC, net of redemptions and transaction expenses. Refer to Note 1 of the Notes to Consolidated financial statements for additional discussion of the LiveWire Transaction.
Financing cash flows related to debt and brokered certificates of deposit activities resulted in net cash inflows/(outflows) of $117.8 million and $(1.78) billion in 2022 and 2021, respectively. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following as of December 31 (in thousands):

	2022	2021
Outstanding debt:
Unsecured commercial paper	$770,468	$751,286
Asset-backed Canadian commercial paper conduit facility	71,785	85,054
Asset-backed U.S. commercial paper conduit facility	425,794	272,589
Asset-backed securitization debt, net	2,019,414	1,627,142
Medium-term notes, net	2,879,473	3,408,660
Senior notes, net	745,368	744,668
	$6,912,302	$6,889,399

Deposits, net	$317,375	$290,326
Refer to Note 11 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $317.4 million and $290.3 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2022 and 2021, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Credit Facilities – In April 2022, the Company entered into a $710.0 million five-year credit facility to replace the $707.5 million five-year credit facility that was due to mature in April 2023. The new five-year credit facility matures in April 2027. The Company also amended its other $707.5 million five-year credit facility to $710.0 million with no change to the maturity date of April 2025. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of December 31, 2022 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at December 31, 2022 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$350,000	3.35%	February 2018	February 2023
$695,727(a)	4.94%	May 2020	May 2023
$642,210(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$500,000	3.05%	February 2022	February 2027
(a) €650.0 million par value remeasured to U.S. dollar at December 31, 2022
(b) €600.0 million par value remeasured to U.S. dollar at December 31, 2022
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $8.5 million and $9.2 million at December 31, 2022 and 2021, respectively.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2022, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of December 31, 2022, the Canadian Conduit has an expiration date of June 30, 2023.
In 2022, the Company transferred $53.1 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $44.2 million. In 2021, the Company transferred $32.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $27.4 million.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In September 2022, the Company amended its $900.0 million revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits, increasing the aggregate commitment to $1.50 billion. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In November 2022, the Company renewed the U.S. Conduit Facility. As a result of the renewal, the agreement no longer allows for uncommitted additional borrowings, at the lender's discretion, of up to $300.0 million in addition to the $1.50 billion aggregate commitment. At December 31, 2022, $125.8 million remained outstanding under the uncommitted additional borrowings related to the $900.0 million revolving facility agreement that was amended during 2022. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
In 2022, the Company transferred $467.9 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $404.1 million of debt under the U.S. Conduit Facility. In 2021, the Company transferred $83.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $71.5 million of debt under the U.S. Conduit Facility.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. Subsequent to the renewal, the interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. Prior to the renewal, if not funded by a conduit lender through the issuance of commercial paper, the terms of the interest were based on LIBOR, with provisions for a transition to other benchmark rates. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to the renewal, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2022, the U.S. Conduit Facility has an expiration date of November 17, 2023.
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
In 2022, the Company transferred $2.18 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.84 billion, or $1.83 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions. In 2021, the Company transferred $1.30 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.18 billion, or $1.17 billion net of discounts and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions.
Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. may borrow up to $200.0 million at market interest rates with an expiration date of July 27, 2024. As of February 24, 2023, Harley-Davidson Financial Services, Inc. had no outstanding borrowings owed to Harley-Davidson, Inc. under this agreement.
Harley Davidson, Inc. also has a support agreement with Harley-Davidson Financial Services Inc. whereby, if required, Harley-Davidson, Inc. agrees to provide Harley-Davidson Financial Services Inc. with financial support to maintain Harley-Davidson Financial Services Inc.’s fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at Harley-Davidson, Inc.'s option as capital contributions or loans. No amount has ever been provided to Harley-Davidson Financial Services Inc. under the support agreement.
Operating and Financial Covenants – Harley-Davidson Financial Services Inc. and the Company are subject to various operating and financial covenants related to the credit facilities and various operating covenants under the medium-term and senior notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.
The operating covenants limit the Company’s and Harley-Davidson Financial Services Inc.’s ability to:
•Assume or incur certain liens;
•Participate in certain mergers or consolidations; and
•Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of Harley-Davidson Financial Services Inc.’s consolidated debt, excluding secured debt, to Harley-Davidson Financial Services’ consolidated allowance for credit losses on finance receivables plus Harley-Davidson Financial Services Inc.’s consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of Harley-Davidson Financial Services Inc. and its subsidiaries, and the

Company's consolidated shareholders’ equity excludes AOCL) cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2022 and 2021, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described below. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of this report, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company's ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, availability of semiconductor chip components and the ability to find alternative sources of those components in a timely manner, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine, or natural disasters, and longer shipping times and increased logistics costs, including by successfully implementing pricing surcharges; (c) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (I) the ability of LiveWire to: (1) execute its plans to develop, produce, market, and sell its electric vehicles; (2) achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (3) adequately control the costs of its operations as a new entrant into a new space; (4) develop, maintain, and strengthen its brand; (5) execute its plans to develop, produce, market, and sell its electric vehicles; and (6) effectively establish and maintain cooperation from its retail partners, largely drawn from the Company's traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles; (II) competition; and (III) other risks and uncertainties indicated in the final prospectus of ABIC, including those under "Risk Factors" in that prospectus, and other documents filed with the SEC by the Company, LiveWire Group, Inc. or ABIC; (d) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (e) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (f) successfully carry out its global manufacturing and assembly operations; (g) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (h) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (i) manage the risks related to the impact of the COVID-19 pandemic, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (j) manage the regulatory compliance matter relating to a third-party supplier's component part in a manner that avoids additional costs or recall expenses that are material; (k) successfully appeal: (I) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (II) the denial of the Company's application for temporary relief from the effect of the revocation of the BOI decisions; (l) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the Section 232 steel and aluminum tariffs and incremental tariffs on motorcycles imported into the EU from the U.S., between the U.S. and EU, which expires on December 31, 2023; (m) prevent, detect, and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (o) successfully manage and reduce costs throughout the business; (o) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (q) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (r) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (s) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (t) successfully maintain a manner in which to sell motorcycles in China and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (u) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (v) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (w) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (x) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (y) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (z) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (aa) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (bb) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (cc) manage changes in, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations; (dd) manage its exposure to product liability claims and commercial or contractual disputes; (ee) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ff) achieve anticipated results with respect to the Company's pre-owned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (gg) accurately predict the margins of its HDMC segment in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; and (hh) optimize capital allocation in light of the Company's capital allocation priorities.
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
In recent years, HDFS experienced historically low levels of retail credit losses, but credit losses have been normalizing in recent quarters. The Company believes that HDFS's retail credit losses could change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation, and HDFS's efforts to adjust underwriting criteria based on market and economic conditions, as well as actions that the Company has taken and could take that impact motorcycle values.
The Company's operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, war or other hostilities, including the conflict in Ukraine, or other factors. Refer to “Risk Factors” under Item 1.A of this report for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
HDMC Segment

The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. At December 31, 2022 and 2021, the notional U.S. dollar value of outstanding foreign currency contracts was $550.2 million and $804.2 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $55.8 million and $78.6 million as of December 31, 2022 and 2021, respectively.
The Company purchases commodities for use in the production of motorcycles. As a result, HDMC segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2022, the notional value of these instruments was $12.2 million and the fair value was a net liability of $0.4 million. As of December 31, 2021, the notional value of these instruments was $11.6 million and the fair value was a net asset of $0.6 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.
LiveWire Segment
LiveWire has sold and expects to sell its electric motorcycles, electric balance bikes and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, LiveWire’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies; however, the impact of such fluctuations on LiveWire’s operations to date have not been material given the majority of LiveWire’s sales are currently in the U.S. LiveWire plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.
HDFS Segment
The Company has interest rate sensitive financial instruments including finance receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its floating-rate asset-backed securitization transactions. HDFS had an interest rate cap with a notional value of $1.10 billion outstanding at December 31, 2022 and interest rate caps with a notional value of $504.5 million outstanding at December 31, 2021. At December 31, 2022 and 2021, HDFS estimated that a 10% decrease in interest rates would not result in a material change to the fair value of the interest rate cap agreements.
The Company also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates which it does not hedge. The Company estimates that a one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities would increase Financial services interest expense in 2023 by approximately $11.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, the Company may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At December 31, 2022, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. The Company had cross-currency swaps outstanding with a notional value of $1.40 billion at December 31, 2022 and 2021. The Company estimates that a 10% adverse change in the underlying foreign currency exchange rate and interest rate would result in a $130.0 million and $149.8 million decrease in the fair value of the swap agreements as of December 31, 2022 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Harley-Davidson, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Harley-Davidson, Inc. at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter
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

Allowance for Credit Losses - Retail Finance Receivables
Description of the Matter
The Company’s retail receivable portfolio totaled $6.7 billion as of December 31, 2022, and the associated allowance for credit losses (ACL) was $345.3 million. As discussed in Note 7 to the consolidated financial statements, the Company utilizes a vintage-based loss forecast methodology to measure the expected lifetime credit losses of retail finance receivables. Economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions. To establish the economic forecasts, management considers various third-party economic forecast scenarios and applies a probability-weighting to those economic forecast scenarios. For periods beyond the Company’s incorporated economic forecasts, the Company reverts to its average historical loss experience using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
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
February 24, 2023

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2022, 2021 and 2020
(In thousands, except per share amounts)

	2022	2021	2020
Revenue:
Motorcycles and related products	$4,934,505	$4,540,240	$3,264,054
Financial services	820,625	796,068	790,323
	5,755,130	5,336,308	4,054,377
Costs and expenses:
Motorcycles and related products cost of goods sold	3,403,728	3,243,287	2,435,745
Financial services interest expense	217,653	192,944	246,447
Financial services provision for credit losses	145,133	25,049	181,870
Selling, administrative and engineering expense	1,079,882	1,048,174	1,050,627
Restructuring (benefit) expense	(544)	3,415	130,009
	4,845,852	4,512,869	4,044,698
Operating income	909,278	823,439	9,679
Other income (expense), net	48,652	20,076	(1,848)
Investment income	4,538	6,694	7,560
Interest expense	31,235	30,972	31,121
Income (loss) before income taxes	931,233	819,237	(15,730)
Income tax provision (benefit)	192,019	169,213	(17,028)
Net income	739,214	650,024	1,298
Less: Loss attributable to noncontrolling interests	2,194	—	—
Net income attributable to Harley-Davidson, Inc.	$741,408	$650,024	$1,298
Earnings per share:
Basic	$5.01	$4.23	$0.01
Diluted	$4.96	$4.19	$0.01
Cash dividends per share	$0.63	$0.60	$0.44
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Net income	$739,214	$650,024	$1,298
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(35,870)	(36,812)	33,224
Derivative financial instruments	(8,435)	44,111	(31,530)
Pension and postretirement benefit plans	(56,705)	235,199	51,838
	(101,010)	242,498	53,532
Comprehensive income	638,204	892,522	54,830
Less: Comprehensive loss attributable to noncontrolling interests	2,194	$—	$—
Comprehensive income attributable to Harley-Davidson, Inc.	$640,398	$892,522	$54,830
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands)

	2022	2021
ASSETS
Cash and cash equivalents	$1,433,175	$1,874,745
Accounts receivable, net	252,225	182,148
Finance receivables, net of allowance of $62,488 and $60,734	1,782,631	1,465,544
Inventories, net	950,960	712,942
Restricted cash	135,424	128,935
Other current assets	196,238	185,777
Current assets	4,750,653	4,550,091
Finance receivables, net of allowance of $296,223 and $278,645	5,355,807	5,106,377
Property, plant and equipment, net	689,886	683,984
Pension and postretirement assets	320,133	386,152
Goodwill	62,090	63,177
Deferred income taxes	135,041	82,922
Lease assets	43,931	49,625
Other long-term assets	134,935	128,727
	$11,492,476	$11,051,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$378,002	$374,978
Accrued liabilities	620,945	601,981
Short-term deposits, net	79,710	72,146
Short-term debt	770,468	751,286
Current portion of long-term debt, net	1,684,782	1,542,496
Current liabilities	3,533,907	3,342,887
Long-term deposits, net	237,665	218,180
Long-term debt, net	4,457,052	4,595,617
Lease liabilities	26,777	29,904
Pension and postretirement liabilities	67,955	95,299
Deferred income taxes	29,528	9,261
Other long-term liabilities	232,784	206,663
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock (Note 5)	1,704	1,694
Additional paid-in-capital	1,688,159	1,547,011
Retained earnings	2,490,649	1,842,421
Accumulated other comprehensive loss	(341,929)	(240,919)
Treasury stock, at cost (Note 5)	(935,064)	(596,963)
Total Harley-Davidson, Inc. shareholders' equity	2,903,519	2,553,244
Noncontrolling interest	3,289	—
Total equity	2,906,808	2,553,244
	$11,492,476	$11,051,055

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2022 and 2021
(In thousands)

	2022	2021
Balances held by consolidated variable interest entities (Note 12)
Finance receivables, net - current	$559,651	$493,543
Other assets	$9,805	$2,982
Finance receivables, net - non-current	$2,317,956	$1,734,428
Restricted cash - current and non-current	$141,128	$144,284
Current portion of long-term debt, net	$619,683	$569,145
Long-term debt, net	$1,825,525	$1,330,586
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Net cash provided by operating activities (Note 6)	$548,461	$975,701	$1,177,890
Cash flows from investing activities:
Capital expenditures	(151,669)	(120,181)	(131,050)
Origination of finance receivables	(4,558,834)	(4,243,710)	(3,497,486)
Collections on finance receivables	3,935,001	3,902,304	3,540,289
Other investing activities	2,491	2,140	21,464
Net cash used by investing activities	(773,011)	(459,447)	(66,783)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	495,785	—	1,396,602
Repayments of medium-term notes	(950,000)	(1,400,000)	(1,400,000)
Proceeds from securitization debt	1,826,891	1,169,910	2,064,450
Repayments of securitization debt	(1,442,860)	(1,340,638)	(1,041,751)
Borrowings of asset-backed commercial paper	448,255	98,863	225,187
Repayments of asset-backed commercial paper	(302,922)	(261,367)	(318,828)
Net increase (decrease) in unsecured commercial paper	16,003	(260,250)	444,380
Net increase in deposits	26,605	210,112	79,947
Dividends paid	(93,180)	(92,426)	(68,087)
Repurchase of common stock	(338,627)	(11,623)	(8,006)
Cash received from business combination	114,068	—	—
Other financing activities	(1,985)	2,488	89
Net cash (used) provided by financing activities	(201,967)	(1,884,931)	1,373,983
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,525)	(15,272)	18,712
Net (decrease) increase in cash, cash equivalents and restricted cash	$(446,042)	$(1,383,949)	$2,503,802

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$2,025,219	$3,409,168	$905,366
Net (decrease) increase in cash, cash equivalents and restricted cash	(446,042)	(1,383,949)	2,503,802
Cash, cash equivalents and restricted cash, end of period	$1,579,177	$2,025,219	$3,409,168

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,433,175	$1,874,745	$3,257,203
Restricted cash	135,424	128,935	131,642
Restricted cash included in Other long-term assets	10,578	21,539	20,323
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,579,177	$2,025,219	$3,409,168
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2022, 2021 and 2020
(In thousands, except share and per share amounts)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2019	182,816,536	$1,828	$1,491,004	$2,193,997	$(536,949)	$(1,345,881)	$1,803,999	$—	$1,803,999
Net income	—	—	—	1,298	—	—	1,298	—	1,298
Other comprehensive income, net of tax (Note 18)	—	—	—	—	53,532	—	53,532	—	53,532
Dividends ($0.44 per share)	—	—	—	(68,087)	—	—	(68,087)	—	(68,087)
Repurchase of common stock	—	—	—	—	—	(8,006)	(8,006)	—	(8,006)
Share-based compensation	686,990	7	16,702	—	—	1,569	18,278	—	18,278
Retirement of treasury stock	(15,000,000)	(150)	—	(764,156)	—	764,306	—	—	—
Cumulative effect of change in accounting	—	—	—	(78,229)	—	—	(78,229)	—	(78,229)
Balance, December 31, 2020	168,503,526	1,685	1,507,706	1,284,823	(483,417)	(588,012)	1,722,785	—	1,722,785
Net income	—	—	—	650,024	—	—	650,024	—	650,024
Other comprehensive income, net of tax (Note 18)	—	—	—	—	242,498	—	242,498	—	242,498
Dividends ($0.60 per share)	—	—	—	(92,426)	—	—	(92,426)	—	(92,426)
Repurchase of common stock	—	—	—	—	—	(11,623)	(11,623)	—	(11,623)
Share-based compensation	861,160	9	39,305	—	—	2,672	41,986	—	41,986
Balance, December 31, 2021	169,364,686	1,694	1,547,011	1,842,421	(240,919)	(596,963)	2,553,244	—	2,553,244
Net income	—	—	—	741,408	—	—	741,408	(2,194)	739,214
Other comprehensive loss, net of tax (Note 18)	—	—	—	—	(101,010)	—	(101,010)	—	(101,010)
Dividends ($0.63 per share)	—	—	—	(93,180)	—	—	(93,180)	—	(93,180)
Repurchase of common stock	—	—	—	—	—	(338,627)	(338,627)	—	(338,627)
Share-based compensation	1,035,526	10	48,019	—	—	526	48,555	565	49,120
LiveWire business combination	—	—	93,129	—	—	—	93,129	4,918	98,047
Balance, December 31, 2022	170,400,212	$1,704	$1,688,159	$2,490,649	$(341,929)	$(935,064)	$2,903,519	$3,289	$2,906,808

The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation – All references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. The consolidated financial statements include the accounts of Harley-Davidson, Inc., its subsidiaries and certain variable interest entities (VIEs) related to secured financing as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
On September 26, 2022, the Company's electric motorcycle subsidiary completed a merger with AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company, to create a new publicly traded company, LiveWire Group, Inc. (the "LiveWire Transaction"). At the LiveWire Transaction close, LiveWire Group, Inc. received net proceeds of approximately $294 million, including a $180 million investment from the Company, net of transaction expenses, a $100 million investment from KYMCO, an independent strategic investor, and a $14 million investment from ABIC, net of redemptions and transaction expenses. Following the close, the Company has an equity interest in LiveWire Group, Inc. of approximately 89.4%, ABIC’s shareholders and founders have an equity interest of approximately 5.7%, and KYMCO has an equity interest of approximately 4.9%. As the controlling shareholder, the Company continues to consolidate LiveWire Group, Inc. results, with additional adjustments to recognize non-controlling shareholder interests.
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain resulting from foreign currency remeasurements was $26.2 million, $22.0 million, and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Accounts Receivable, net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $2.9 million and $2.4 million as of December 31, 2022 and 2021, respectively. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed through HDFS by the purchasing dealers and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories totaling $425.0 million and $318.5 million at December 31, 2022 and 2021, respectively, are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
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
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2022 and 2021, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
Refer to Note 8 of the Notes to Consolidated financial statements for further discussion of the reallocation of goodwill resulting from the Company's change in reportable segments.
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
Fair Value Measurements - The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
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
Refer to Notes 13 and 15 of the Notes to Consolidated financial statements for further discussion regarding the Company's assets measured at fair value.
Research and Development Expenses – Expenditures for research activities relating to product development and improvements are charged against income as incurred and included within Selling, administrative and engineering expense on the Consolidated statements of operations. Research and development expenses were $158.6 million, $175.1 million and $202.4 million for 2022, 2021 and 2020, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During 2022, 2021 and 2020, the Company incurred $105.6 million, $107.6 million and $134.6 million in advertising costs, respectively.
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
Disaggregated revenue by major source was as follows for the years ended December 31, (in thousands):

	2022	2021	2020
HDMC:
Motorcycles	$3,787,484	$3,468,689	$2,337,561
Parts and accessories	731,645	740,893	658,212
Apparel	271,107	228,011	186,017
Licensing	39,423	37,790	29,750
Other	58,013	29,051	21,651
	4,887,672	4,504,434	3,233,191
LiveWire	46,833	35,806	30,863
Motorcycles and related products revenue	4,934,505	4,540,240	3,264,054

HDFS:
Interest income	693,615	671,708	682,517
Other	127,010	124,360	107,806
Financial services revenue	820,625	796,068	790,323
	$5,755,130	$5,336,308	$4,054,377
Motorcycles and Related Products Revenue (HDMC and LiveWire Segments)
Motorcycles, Electric Balance Bikes, Parts and Accessories, and Apparel – Revenues from the sale of motorcycles, electric balance bikes, parts and accessories, and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. The sale of products to independent dealers outside the U.S. and Canada is generally on open account with terms that approximate 30-120 days and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The sale of products to independent dealers in the U.S. and Canada is financed through HDFS and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
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
Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were not material during any periods presented.
Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.
The Company offers standard, limited warranties on its motorcycles, electric balance bikes and parts and accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.
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
Other – Other revenue consists primarily of revenue from Harley Owners Group® (H.O.G.) membership sales, museum admissions and events, and other miscellaneous products and services.
Financial Services Revenue (HDFS Segment)
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
Contract Liabilities
The Company maintains certain deferred revenue balances related to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of H.O.G. memberships and certain insurance related contracts. Deferred revenue is recognized as revenue as the Company performs under the contract. Deferred revenue, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows as of December 31, (in thousands):

	2022	2021
Balance, beginning of period	$40,092	$36,614
Balance, end of period	$44,100	$40,092
Previously deferred revenue recognized as revenue in 2022 and 2021 was $27.5 million and $24.7 million, respectively. The Company expects to recognize approximately $17.6 million of the remaining unearned revenue in 2023 and $26.5 million thereafter.
3. Restructuring Activities
In 2020, the Company initiated restructuring activities including a workforce reduction, the termination of certain current and future products, facility changes, optimizing its global dealer network, exiting certain international markets, and discontinuing its sales and manufacturing operations in India. The workforce reduction resulted in the termination of approximately 500 employees. In addition, the India action resulted in the termination of approximately 70 employees. The Company's restructuring activities were completed in 2022.
Since the inception of the restructuring activities in 2020, the Company has incurred cumulative restructuring expenses, included in Restructuring (benefit) expense on the Consolidated statements of operations, of $132.8 million, including $121.3 million and $11.5 million in the HDMC and HDFS segments, respectively.

Changes in accrued restructuring expenses, which are included in Accrued liabilities on the Consolidated balance sheets, were as follows as of December 31, (in thousands):

	2022
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$121	$2,874	$—	$2,995
Restructuring benefit	—	(544)	—	(544)
Utilized – cash	(124)	(2,325)	—	(2,449)
Utilized – non cash	—	—	—	—
Foreign currency changes	3	(5)	—	(2)
Balance, end of period	$—	$—	$—	$—
	2021
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$7,724	$16,196	$—	$23,920
Restructuring (benefit) expense	(1,400)	4,405	410	3,415
Utilized – cash	(6,025)	(17,608)	—	(23,633)
Utilized – non cash	—	—	(410)	(410)
Foreign currency changes	(178)	(119)	—	(297)
Balance, end of period	$121	$2,874	$—	$2,995
	2020
	Employee Termination Benefits	Contract Terminations & Other	Non-Current Asset Adjustments	Total
Balance, beginning of period	$—	$—	$—	$—
Restructuring expense	28,913	70,894	30,202	130,009
Utilized – cash	(21,494)	(54,773)	—	(76,267)
Utilized – non cash	—	—	(30,202)	(30,202)
Foreign currency changes	305	75	—	380
Balance, end of period	$7,724	$16,196	$—	$23,920

4. Income Taxes
Income tax provision (benefit) for the years ended December 31, consists of the following (in thousands):

	2022	2021	2020
Current:
Federal	$139,423	$134,111	$4,877
State	20,367	14,508	2,614
Foreign	48,165	28,266	19,560
	207,955	176,885	27,051
Deferred:
Federal	(12,313)	(2,169)	(30,779)
State	(7,761)	(3,795)	(11,579)
Foreign	4,138	(1,708)	(1,721)
	(15,936)	(7,672)	(44,079)
	$192,019	$169,213	$(17,028)
The components of Income (loss) before income taxes for the years ended December 31, were as follows (in thousands):

	2022	2021	2020
Domestic	$750,793	$698,578	$(81,522)
Foreign	180,440	120,659	65,792
	$931,233	$819,237	$(15,730)
Income tax provision (benefit) differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the years ended December 31, due to the following items (in thousands):

	2022	2021	2020
Provision (benefit) at statutory rate	$195,553	$172,040	$(3,303)
State taxes, net of federal benefit	19,223	16,568	822
Foreign rate differential	3,620	4,303	60
Foreign derived intangible income	(8,187)	—	—
Research and development credit	(18,809)	(8,046)	(8,442)
Unrecognized tax benefits including interest and penalties	(11,793)	(6,554)	(8,567)
Valuation allowance adjustments	6,714	(1,928)	9,675
State credits	(6,954)	(5,403)	(13,106)
Global intangible low-taxed income	1,607	1,143	1,480
Adjustments for previously accrued taxes	(6,318)	(8,500)	(4,951)
Executive compensation limitation	4,893	3,104	2,543
Other foreign inclusions	16,562	34	4,415
Other	(4,092)	2,452	2,346
Income tax provision (benefit)	$192,019	$169,213	$(17,028)
The 2017 Tax Cuts and Jobs Act subjects U.S. shareholders to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which a company can elect to either recognize deferred taxes or to provide tax expense in the year incurred. The Company has elected to account for GILTI in the year the tax is incurred.
The Company qualifies for certain tax holidays in Thailand if certain employment and manufacturing criteria are met. The impact of the tax holiday decreased foreign taxes by $7.2 million in 2022. The benefit of the tax holiday on net income per share (diluted) was $0.04.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2022	2021
Deferred income tax assets:
Accruals not yet tax deductible	$133,349	$133,150
Stock compensation	11,616	10,908
Net operating loss and research & development tax credit carryforwards	63,517	60,401
Amortization of research and experimental costs	43,034	—
Other	55,800	66,245
	307,316	270,704
Valuation allowance	(40,878)	(33,596)
	266,438	237,108
Deferred income tax liabilities:
Depreciation, tax in excess of book	(49,889)	(66,301)
Pension and postretirement healthcare plan obligations	(58,843)	(67,741)
Withholding tax	(23,632)	(7,927)
Other	(28,561)	(21,478)
	(160,925)	(163,447)
	$105,513	$73,661
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
The Company's gross state net operating loss carryforwards were as follows at December 31, (in thousands):

Year of Expiration	2022	2021
2031	$219,726	$236,624
2032	24	—
2033	46	46
2034	109	112
2035	553	7,882
2036	60	—
2037	195	433
2038	820	5,601
2039	9,375	13,581
2040	31,879	34,613
2041	2,135	3,486
2042	458	—
Indefinite	2,923	8,441
	$268,303	$310,819
The Company also had Wisconsin research and development credit carryforwards of $47.8 million at December 31, 2022, expiring in 2024-2037.
At December 31, 2022, the Company had a deferred tax asset of $53.4 million related to its state net operating loss and Wisconsin research and development credit carryforwards and a deferred tax asset of $10.1 million related to foreign net operating losses.

The Company's valuation allowance was $40.9 million at December 31, 2022 and included $25.3 million related to state net operating loss and Wisconsin research and development credit carryforwards, $7.6 million related to foreign net operating loss carryforwards and $8.0 million related to other deferred tax assets. The change in the valuation allowance from prior year included an increase of $7.1 million related to state net operating loss and Wisconsin research and development credit carryforwards and a decrease of $0.3 million related to foreign operations.
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax provision (benefit). Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2022	2021
Unrecognized tax benefits, beginning of period	$44,856	$50,597
Increase in unrecognized tax benefits for tax positions taken in a prior period	373	35
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(8,885)	(6,402)
Increase in unrecognized tax benefits for tax positions taken in the current period	3,158	3,188
Statute lapses	(2,753)	(2,340)
Settlements with taxing authorities	(4,720)	(222)
Unrecognized tax benefits, end of period	$32,029	$44,856
The amount of unrecognized tax benefits as of December 31, 2022 and 2021 that, if recognized, would affect the effective tax rate was $27.1 million and $38.4 million, respectively.
The total gross amount of benefit related to interest and penalties associated with unrecognized tax benefits recognized during 2022, 2021 and 2020 in the Consolidated statements of operations was $5.6 million, $2.6 million and $2.1 million, respectively.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2022 and 2021 in the Consolidated balance sheets was $17.4 million and $22.9 million, respectively.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2023. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2018 or for U.S. federal income taxes before 2019.
5. Capital Stock and Earnings Per Share
Capital Stock – The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding. The Company's common stock has a par value of $0.01 per share. During 2020, the Company retired 15.0 million shares of its treasury stock. Share information regarding the Company's common stock at December 31, was as follows:

	2022	2021
Common stock shares:
Authorized	800,000,000	800,000,000
Issued	170,400,212	169,364,686
Outstanding	145,862,632	153,569,061

Treasury stock shares	24,537,580	15,795,625
Discretionary share repurchases during the year ended December 31, 2022 were $324.5 million or 8.4 million shares. There were no discretionary share repurchases during the years ended December 31, 2021 and 2020. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units (RSUs) and performance shares were $14.2 million or 0.4 million shares, $11.6 million or 0.3 million shares, and $8.0 million or 0.3 million shares during the years ended December 31, 2022, 2021 and 2020, respectively, as discussed further in Note 17.
The Company paid cash dividends of $0.63, $0.60, and $0.44 per share during the years ended December 31, 2022, 2021, and 2020, respectively.
Earnings Per Share – The computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands except per share amounts):

	2022	2021	2020
Net income attributable to Harley-Davidson, Inc.	$741,408	$650,024	$1,298

Basic weighted-average shares outstanding	148,012	153,747	153,186
Effect of dilutive securities – employee stock compensation plan	1,339	1,233	722
Diluted weighted-average shares outstanding	149,351	154,980	153,908
Earnings per share:
Basic	$5.01	$4.23	$0.01
Diluted	$4.96	$4.19	$0.01
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.9 million, 0.5 million and 1.4 million shares during 2022, 2021 and 2020, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in marketable securities consisted of the following at December 31, (in thousands):

	2022	2021
Mutual funds	$33,071	$49,650
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net consisted of the following as of December 31, (in thousands):

	2022	2021
Raw materials and work in process	$331,380	$347,915
Motorcycle finished goods	549,041	345,956
Parts and accessories and apparel	187,039	103,191
Inventory at lower of FIFO cost or net realizable value	1,067,460	797,062
Excess of FIFO over LIFO cost	(116,500)	(84,120)
	$950,960	$712,942
Inventory obsolescence reserves deducted from FIFO cost were $84.6 million and $63.0 million as of December 31, 2022 and 2021, respectively.

Property, plant and equipment, net consisted of the following as of December 31, (in thousands):

	2022	2021
Land and related improvements	$71,360	$71,549
Buildings and related improvements	411,859	405,160
Machinery and equipment	1,507,224	1,614,177
Software	705,013	750,490
Construction in progress	189,492	113,615
	2,884,948	2,954,991
Accumulated depreciation	(2,195,062)	(2,271,007)
	$689,886	$683,984
Software, net of accumulated amortization, included in Property, plant and equipment, net, was $59.2 million and $79.8 million as of December 31, 2022 and 2021, respectively.
Accrued liabilities consisted of the following as of December 31, (in thousands):

	2022	2021
Payroll, employee benefits and related expenses	$108,980	$159,474
Sales incentive programs	50,298	42,980
Warranty and recalls	46,707	39,635
Interest	55,670	54,001
Tax-related accruals	51,730	34,279
Deferred revenue	17,615	18,293
Leases	16,208	17,369
Fair value of derivative financial instruments	26,022	2,361
Restructuring	—	2,995
Other	247,715	230,594
	$620,945	$601,981
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $317.4 million and $290.3 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2022 and December 31, 2021, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of December 31, 2022 were as follows (in thousands):

2023	80,106
2024	80,378
2025	24,006
2026	79,742
2027	54,158
Thereafter	—
Future maturities	318,390
Unamortized fees	(1,015)
$317,375

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities for the years ended December 31, was as follows (in thousands):

	2022	2021	2020
Cash flows from operating activities:
Net income	$739,214	$650,024	$1,298
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	151,942	165,185	185,715
Amortization of deferred loan origination costs	94,914	86,115	71,142
Amortization of financing origination fees	15,105	13,810	14,435
Provision for long-term employee benefits	(21,891)	8,317	40,833
Employee benefit plan contributions and payments	(14,320)	(17,133)	(20,722)
Stock compensation expense	54,353	42,156	23,494
Net change in wholesale finance receivables related to sales	(198,623)	89,001	531,701
Provision for credit losses	145,133	25,049	181,870
Deferred income taxes	(15,936)	(7,672)	(44,079)
Other, net	(13,027)	(9,985)	10,345
Changes in current assets and liabilities:
Accounts receivable, net	(82,385)	(53,463)	127,657
Finance receivables – accrued interest and other	414	13,316	7,418
Inventories, net	(254,170)	(207,550)	80,858
Accounts payable and accrued liabilities	4,503	173,548	(43,087)
Other current assets	(56,765)	4,983	9,012
	(190,753)	325,677	1,176,592
Net cash provided by operating activities	$548,461	$975,701	$1,177,890
Cash paid during the years ended December 31, for interest and income taxes was as follows (in thousands):

	2022	2021	2020
Interest	$231,651	$191,663	$245,961
Income taxes	$244,374	$155,579	$30,675
7. Finance Receivables
Finance receivables include both retail and wholesale finance receivables, including amounts held by consolidated VIEs. Finance receivables are recorded in the financial statements at amortized cost net of an allowance for credit losses.
The Company provides retail financial services to customers of its dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts and are primarily related to dealer sales of motorcycles to retail customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2022, approximately 11% and 10% of gross outstanding retail finance receivables were originated in Texas and California, respectively. As of December 31, 2021, approximately 11% of gross outstanding retail finance receivables were originated in Texas. There were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
The Company offers wholesale financing to its dealers in the U.S. and Canada. Wholesale finance receivables are related primarily to the Company's sale of motorcycles and related parts and accessories to dealers. Wholesale loans to dealers are generally secured by financed inventory or property.

Finance receivables, net at December 31, were as follows (in thousands):

	2022	2021
Retail finance receivables:
United States	$6,582,316	$6,303,293
Canada	165,885	190,226
	6,748,201	6,493,519
Wholesale finance receivables:
United States	724,126	400,160
Canada	24,822	17,621
	748,948	417,781
	7,497,149	6,911,300
Allowance for credit losses	(358,711)	(339,379)
	$7,138,438	$6,571,921
Approved but unfunded retail finance loans totaled $189.1 million and $175.9 million at December 31, 2022 and 2021, respectively. Unused lines of credit extended to the Company's wholesale finance customers totaled $1.44 billion and $1.70 billion at December 31, 2022 and 2021, respectively.
Wholesale finance receivables are generally contractually due within one year. As of December 31, 2022, contractual maturities of total finance receivables were as follows (in thousands):

	United States	Canada	Total
2023	$1,785,960	$59,159	$1,845,119
2024	1,219,299	36,464	1,255,763
2025	1,376,733	39,794	1,416,527
2026	1,482,118	43,432	1,525,550
2027	1,200,396	11,858	1,212,254
Thereafter	241,936	—	241,936
	$7,306,442	$190,707	$7,497,149
The Company’s finance receivables are reported at amortized cost, net of the allowance for credit losses. Amortized cost includes the principal outstanding, accrued interest, and deferred loan fees and costs. The allowance for credit losses represents the Company’s estimate of lifetime losses for its finance receivables. Based on differences in the nature of the finance receivables and the underlying methodology for calculating the allowance for loan losses, the Company segments its finance receivables into the retail and wholesale portfolios. The Company further disaggregates each portfolio by credit quality indicators. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit quality indicators for each portfolio.
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company’s outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. During 2022, economic recovery slowed and the ongoing pace of economic recovery remained uncertain as near-term recession concerns increased, elevated levels of inflation continued to challenge the U.S. and global economies, and muted consumer confidence persisted, among other factors. As such, at the end of 2022, the Company’s outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted towards a near-term recession.
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
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31, were as follows (in thousands):

	2022
	Retail	Wholesale	Total
Balance, beginning of period	$326,320	$13,059	$339,379
Provision for credit losses	144,756	377	145,133
Charge-offs	(176,718)	—	(176,718)
Recoveries	50,917	—	50,917
Balance, end of period	$345,275	$13,436	$358,711

	2021
	Retail	Wholesale	Total
Balance, beginning of period	$371,738	$19,198	$390,936
Provision for credit losses	31,338	(6,289)	25,049
Charge-offs	(122,637)	—	(122,637)
Recoveries	45,881	150	46,031
Balance, end of period	$326,320	$13,059	$339,379

	2020
	Retail	Wholesale	Total
Balance, beginning of period	$188,501	$10,080	$198,581
Cumulative effect of change in accounting(a)	95,558	5,046	100,604
Provision for credit losses	175,225	6,645	181,870
Charge-offs	(137,371)	(2,573)	(139,944)
Recoveries	49,825	—	49,825
Balance, end of period	$371,738	$19,198	$390,936
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$1,118,198	$612,890	$276,492	$159,550	$69,652	$26,701	$2,263,483
Prime	1,433,141	887,817	425,401	260,458	135,454	79,611	3,221,882
Sub-prime	420,660	298,153	164,946	108,372	57,993	46,827	1,096,951
	2,971,999	1,798,860	866,839	528,380	263,099	153,139	6,582,316
Canadian Retail:
Super prime	49,033	30,090	17,553	12,215	4,975	1,527	115,393
Prime	16,094	10,705	7,283	5,098	3,068	1,787	44,035
Sub-prime	2,223	1,402	1,173	869	475	315	6,457
	67,350	42,197	26,009	18,182	8,518	3,629	165,885
	$3,039,349	$1,841,057	$892,848	$546,562	$271,617	$156,768	$6,748,201

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
U.S. Retail:
Super prime	$1,010,636	$484,479	$316,390	$171,763	$65,753	$27,424	$2,076,445
Prime	1,391,385	712,858	470,177	277,206	142,288	82,169	3,076,083
Sub-prime	476,688	273,787	182,002	105,330	61,923	51,035	1,150,765
	2,878,709	1,471,124	968,569	554,299	269,964	160,628	6,303,293
Canadian Retail:
Super prime	51,779	32,724	27,073	13,984	4,619	1,614	131,793
Prime	16,882	12,675	9,244	6,230	3,628	1,779	50,438
Sub-prime	2,356	2,134	1,571	947	606	381	7,995
	71,017	47,533	37,888	21,161	8,853	3,774	190,226
	$2,949,726	$1,518,657	$1,006,457	$575,460	$278,817	$164,402	$6,493,519
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
The amortized cost of wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	714,238	11,478	6,646	8,457	7,938	191	748,948
	$714,238	$11,478	$6,646	$8,457	$7,938	$191	$748,948

	December 31, 2021
	2021	2020	2019	2018	2017	2016 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	380,211	11,379	11,047	10,565	3,662	917	417,781
	$380,211	$11,379	$11,047	$10,565	$3,662	$917	$417,781

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $19.1 million and $16.8 million of accrued interest against interest income during the years ended December 31, 2022 and 2021, respectively. Due to the timely write-off of accrued interest, the Company made the election provided under ASC Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of December 31, 2022 and 2021, all retail finance receivables were accounted for as interest-earning receivables, of which $62.0 million and $34.8 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off wholesale accounts during 2022 or 2021. As such, the Company did not reverse any wholesale accrued interest. There were no dealers on non-accrual status at December 31, 2022 or December 31, 2021.
The aging analysis of finance receivables at December 31, was as follows (in thousands):

	2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,473,462	$152,343	$60,446	$61,950	$274,739	$6,748,201
Wholesale finance receivables	748,682	222	44	—	266	748,948
	$7,222,144	$152,565	$60,490	$61,950	$275,005	$7,497,149

	2021
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,298,485	$115,942	$44,326	$34,766	$195,034	$6,493,519
Wholesale finance receivables	417,720	9	1	51	61	417,781
	$6,716,205	$115,951	$44,327	$34,817	$195,095	$6,911,300
The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31, was as follows (in thousands):

	2022	2021
United States	$60,945	$33,850
Canada	1,005	967
	$61,950	$34,817

Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled debt restructurings. Total finance receivables in troubled debt restructurings were not significant as of December 31, 2022 and December 31, 2021. Additionally, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term. From the second quarter of 2020 through the end of the second quarter of 2021, in response to the impact of the COVID-19 pandemic, the Company granted an increased amount of short-term payment due date extensions on eligible retail loans to help retail customers get through financial difficulties associated with the COVID-19 pandemic. The Company continues to grant standard payment extensions to customers in accordance with its policies.

8. Goodwill and Intangible Assets
In connection with the LiveWire Transaction that closed on September 26, 2022, the Company reorganized its business into three segments: Harley-Davidson Motor Company (HDMC), LiveWire, and Harley-Davidson Financial Services (HDFS) during the fourth quarter of 2022. Refer to Note 19 of the Notes to Consolidated financial statements for additional information about the change in segments.
As a result of the change in segments, the Company reallocated the goodwill previously held by the Motorcycles and Related Products segment between the HDMC and LiveWire segments. The allocation of goodwill has been retrospectively reflected in the table below. The Company tested goodwill for impairment before and after the change in segments. The Company determined no adjustments to goodwill were required as a result of those reviews.
Changes in the carrying amount of goodwill in the HDMC and LiveWire segments for the years ended December 31, was as follows (in thousands):

	2022
	HDMC	LiveWire	Total
Balance, beginning of period	$54,850	$8,327	$63,177
Currency translation	(1,087)	—	(1,087)
Balance, end of period	$53,763	$8,327	$62,090

	2021
	HDMC	LiveWire	Total
Balance, beginning of period	$57,649	$8,327	$65,976
Currency translation	(2,799)	—	(2,799)
Balance, end of period	$54,850	$8,327	$63,177
The HDFS segment had no goodwill at December 31, 2022 or December 31, 2021.
Intangible assets, excluding goodwill, consist primarily of customer relationships and trademarks with useful lives ranging from 5 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets are recorded in Other long-term assets on the Consolidated balance sheets. Intangible assets at December 31, were as follows (in thousands):

	2022	2021
Gross carrying amount	$10,864	$11,300
Accumulated amortization	(4,472)	(3,786)
	$6,392	$7,514
Amortization of intangible assets, excluding goodwill, recorded in Selling, administrative and engineering expense on the Consolidated statements of operations was $0.8 million, $0.4 million and $1.1 million for 2022, 2021 and 2020, respectively. Future amortization of the Company's intangible assets as of December 31, 2022 is as follows (in thousands):

2023	$825
2024	669
2025	617
2026	617
2027	617
Thereafter	3,047
$6,392

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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815, at December 31, were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	2022			2021
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$550,160	$6,054	$13,440	$562,262	$14,644	$1,388
Commodity contracts	1,361	—	410	996	19	39
Cross-currency swaps	1,367,460	—	36,101	1,367,460	35,071	—
	$1,918,981	$6,054	$49,951	$1,930,718	$49,734	$1,427
	Derivative Financial Instruments Not Designated as Hedging Instruments
	2022			2021
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$—	$—	$—	$241,935	$1,299	$916
Commodity contracts	10,803	310	310	10,631	641	18
Interest rate caps	1,058,827	2,373	—	504,526	360	—
	$1,069,630	$2,683	$310	$757,092	$2,300	$934

(a)Includes $2.4 million of interest rate caps recorded in Other Long-term assets as of December 31, 2022 with all remaining amounts recorded in Other current assets.
(b)Includes $24.2 million of cross-currency swaps recorded in Other long-term liabilities as of December 31, 2022 with all remaining amounts recorded in Accrued liabilities.
 The amount of gains and losses related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Gain/(Loss) Recognized in OCI			Gain/(Loss) Reclassified from AOCL into Income
	2022	2021	2020	2022	2021	2020
Foreign currency contracts	$26,093	$29,602	$(14,507)	$46,077	$(12,531)	$9,859
Commodity contracts	312	345	(160)	703	313	(189)
Cross-currency swaps	(71,172)	(103,551)	130,297	(79,952)	(115,200)	153,472
Treasury rate lock contracts	—	—	—	(426)	(502)	(492)
Interest rate swaps	—	397	(8,449)	—	(2,689)	(14,543)
	$(44,767)	$(73,207)	$107,181	$(33,598)	$(130,609)	$148,107

The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,403,728	$1,079,882	$31,235	$217,653

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$46,077	$—	$—	$—
Commodity contracts	$703	$—	$—	$—
Cross-currency swaps	$—	$(79,952)	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$(63)
	2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,243,287	$1,048,174	$30,972	$192,944

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(12,531)	$—	$—	$—
Commodity contracts	$313	$—	$—	$—
Cross-currency swaps	$—	$(115,200)	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$(139)
Interest rate swaps	$—	$—	$—	$(2,689)
	2020
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,435,745	$1,050,627	$31,121	$246,447

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$9,859	$—	$—	$—
Commodity contracts	$(189)	$—	$—	$—
Cross-currency swaps	$—	$153,472	$—	$—
Treasury rate lock contracts	$—	$—	$(362)	$(130)
Interest rate swaps	$—	$—	$—	$(14,543)
 The amount of net loss included in Accumulated other comprehensive loss (AOCL) at December 31, 2022, estimated to be reclassified into income over the next 12 months was $26.5 million.

The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments as of December 31, were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles and related products cost of goods sold. Gains and losses on interest rate caps were recorded in Selling, administrative & engineering expense.

	Amount of Gain/(Loss) Recognized in Income
	2022	2021	2020
Foreign currency contracts	$7,730	$(2,374)	$(205)
Commodity contracts	1,264	1,966	(148)
Interest rate caps	530	313	(532)
	$9,524	$(95)	$(885)
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
The Company has operating lease arrangements for sales and administrative offices, manufacturing and distribution facilities, product testing facilities, equipment and vehicles. The Company’s leases have remaining lease terms ranging from 1 to 5 years, some of which include options to extend the lease term for periods generally not greater than 5 years and some of which include options to terminate the leases within 1 year. Certain leases also include options to purchase the leased asset. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense for the years ended December 31, 2022, 2021, and 2020 was $25.3 million, $24.9 million and $26.7 million, respectively. This includes variable lease costs related to assets used in manufacturing and distribution processes of approximately $3.3 million and $4.4 million for the years ended December 31, 2022 and 2021, respectively. Other variable and short-term lease costs were not material.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2022	2021
Lease assets	$43,931	$49,625

Accrued liabilities	$16,208	$17,369
Lease liabilities	26,777	29,904
	$42,985	$47,273
Future maturities of the Company's operating lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$17,184
2024	11,368
2025	9,007
2026	5,423
2027	1,402
Thereafter	301
Future lease payments	44,685
Present value discount	(1,700)
Lease liabilities	$42,985
Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2022	2021
Cash outflows for amounts included in the measurement of lease liabilities	$19,776	$25,117
ROU assets obtained in exchange for lease obligations, net of modifications	$16,257	$25,111
Weighted-average remaining lease term (in years)	3.32	3.86
Weighted-average discount rate	2.6%	1.9%
11. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following at December 31, (in thousands):

	2022	2021
Unsecured commercial paper	$770,468	$751,286
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following at December 31, (in thousands):

	2022	2021
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$71,785	$85,054
Asset-backed U.S. commercial paper conduit facility	425,794	272,589
Asset-backed securitization debt	2,028,155	1,634,753
Unamortized discounts and debt issuance costs	(8,741)	(7,611)
	2,516,993	1,984,785

		2022	2021
Unsecured notes (at par value):
Medium-term notes:
Due in 2022, issued February 2019	4.05%	—	550,000
Due in 2022, issued June 2017	2.55%	—	400,000
Due in 2023, issued February 2018	3.35%	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	695,727	737,302
Due in 2024, issued November 2019(b)	3.14%	642,210	680,586
Due in 2025, issued June 2020	3.35%	700,000	700,000
Due in 2027, issued February 2022	3.05%	500,000	—
Unamortized discounts and debt issuance costs		(8,464)	(9,228)
		2,879,473	3,408,660
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000
Unamortized discounts and debt issuance costs		(4,632)	(5,332)
		745,368	744,668
		3,624,841	4,153,328
Long-term debt		6,141,834	6,138,113
Current portion of long-term debt, net		(1,684,782)	(1,542,496)
Long-term debt, net		$4,457,052	$4,595,617
(a)€650.0 million par value remeasured to U.S. dollar at December 31, 2022 and 2021, respectively
(b)€600.0 million par value remeasured to U.S. dollar at December 31, 2022 and 2021, respectively
Future principal payments of the Company's debt obligations as of December 31, 2022 were as follows (in thousands):

2023	$2,447,781
2024	1,324,098
2025	1,795,488
2026	493,572
2027	573,200
Thereafter	300,000
Future principal payments	$6,934,139
Unamortized discounts and debt issuances costs	(21,837)
$6,912,302

Unsecured Commercial Paper – Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 5.28% and 0.40% at December 31, 2022 and 2021, respectively.
Credit Facilities – In April 2022, the Company entered into a $710.0 million five-year credit facility to replace the $707.5 million five-year credit facility that was due to mature in April 2023. The new five-year credit facility matures in April 2027. The Company also amended its other $707.5 million five-year credit facility to $710.0 million with no change to the maturity date of April 2025. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Notes – The fixed-rate U.S. dollar-denominated unsecured notes provide for semi-annual interest payments and the fixed-rate foreign currency-dominated unsecured notes provide for annual interest payments. Principal on the unsecured notes is due at maturity.

During February and June of 2022, $550.0 million of 4.05% and $400.0 million of 2.55% medium-term notes matured, respectively, and the principal and accrued interest were paid in full. During January, March, and May of 2021, $600.0 million of 2.85%, $450.0 million of floating rate, and $350.0 million of 3.55% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
Operating and Financial Covenants – Harley-Davidson Financial Services, Inc. and the Company are subject to various operating and financial covenants related to the credit facilities and various operating covenants under the medium-term and senior notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.
The operating covenants limit the Company’s and Harley-Davidson Financial Services, Inc.'s ability to:
•Assume or incur certain liens;
•Participate in certain mergers or consolidations; and
•Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of Harley-Davidson Financial Services, Inc.’s consolidated debt, excluding secured debt, to Harley-Davidson Financial Services, Inc.'s consolidated allowance for credit losses on finance receivables plus Harley-Davidson Financial Services, Inc.’s consolidated shareholders' equity, excluding AOCL, cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of Harley-Davidson Financial Services, Inc. and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2022 and 2021, Harley-Davidson Financial Services, Inc. and the Company remained in compliance with all of the then existing covenants.
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
If the Company meets all three of the sale criteria above, the transaction is recorded as a sale for accounting purposes and is referred to as an off-balance sheet asset-backed financing. Upon sale, the retail motorcycle finance receivables are removed from the Company’s Consolidated balance sheets and a gain or loss is recognized for the difference between the cash proceeds received, the assets derecognized, and the liabilities recognized as part of the transaction. Any gain or loss on sale is recorded in Financial services revenue in the Consolidated statements of operations. There were no off-balance sheet asset-backed securitization transactions outstanding at December 31, 2022 or 2021.
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets at December 31, were as follows (in thousands):

	2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,558,450	$(130,774)	$114,254	$7,899	$2,549,829	$2,019,414
Asset-backed U.S. commercial paper conduit facility	474,167	(24,236)	26,874	1,906	478,711	425,794
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	82,375	(3,452)	4,873	130	83,926	71,785
	$3,114,992	$(158,462)	$146,001	$9,935	$3,112,466	$2,516,993
	2021
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,048,194	$(102,779)	$123,717	$2,328	$2,071,460	$1,627,142
Asset-backed U.S. commercial paper conduit facility	297,454	(14,898)	20,567	654	303,777	272,589
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	97,180	(3,990)	6,191	139	99,520	85,054
	$2,442,828	$(121,667)	$150,475	$3,121	$2,474,757	$1,984,785
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
In 2022, the Company transferred $2.18 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.84 billion, or $1.83 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions. In 2021, the Company transferred $1.30 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.18 billion, or $1.17 billion net of discounts and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions.

At December 31, 2022, the Consolidated balance sheets included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date at Date of Issuance
June 2022	$1,286,262	2.45%	April 2028
April 2022	$550,000	2.40%	April 2023 - January 2030
August 2021	$575,000	0.42%	August 2022 - May 2029
February 2021	$600,000	0.30%	February 2022 - September 2028
May 2020	$750,178	3.38%	April 2028
January 2020	$525,000	1.83%	February 2021 - April 2027
June 2019	$525,000	2.37%	July 2020 - November 2026
In addition, outstanding balances related to the following secured notes included in the Consolidated balance sheets at December 31, 2021 were repaid during 2022 (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date at Date of Issuance
May 2020	$500,000	2.37%	October 2021 - October 2028
April 2020	$300,000	3.30%	November 2027
May 2019	$500,000	3.05%	July 2026
 For the years ended December 31, 2022 and 2021, interest expense on the secured notes was $51.6 million and $32.4 million, respectively, which is included in Financial services interest expense. The weighted average interest rate of the outstanding on-balance sheet asset-backed securitization transactions was 3.82% and 1.36% at December 31, 2022 and 2021, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In September 2022, the Company amended its $900.0 million revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits, increasing the aggregate commitment to $1.50 billion. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In November 2022, the Company renewed the U.S. Conduit Facility. As a result of the renewal, the agreement no longer allows for uncommitted additional borrowings, at the lender's discretion, of up to $300.0 million in addition to the $1.50 billion aggregate commitment. At December 31, 2022, $125.8 million remained outstanding under the uncommitted additional borrowings related to the $900.0 million revolving facility agreement that was amended during 2022. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. Subsequent to the renewal, the interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. Prior to the renewal, if not funded by a conduit lender through the issuance of commercial paper, the terms of the interest were based on LIBOR, with provisions for a transition to other benchmark rates. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to the renewal, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2022, the U.S. Conduit Facility has an expiration date of November 17, 2023.
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
In 2022, the Company transferred $467.9 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $404.1 million of debt under the U.S. Conduit Facility. In 2021, the Company transferred $83.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $71.5 million of debt under the U.S. Conduit Facility.
For the years ended December 31, 2022 and 2021 interest expense under the U.S. Conduit Facility was $15.6 million and $5.3 million, respectively, which is included in the Financial services interest expense. The weighted average interest rate of the outstanding U.S. Conduit Facility was 6.28% and 1.77% at December 31, 2022 and 2021, respectively.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2022, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2022, the Canadian Conduit has an expiration date of June 30, 2023.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $12.1 million at December 31, 2022. The maximum exposure is not an indication of the Company's expected loss exposure.
In 2022, the Company transferred $53.1 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $44.2 million. In 2021, the Company transferred $32.8 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $27.4 million.
For the years ended December 31, 2022 and 2021, interest expense on the Canadian Conduit was $1.9 million, which is included in Financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 2.85% and 1.79% at December 31, 2022 and 2021, respectively.
13. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.

Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, were as follows (in thousands):

	2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$805,629	$594,000	$211,629
Marketable securities	33,071	33,071	—
Derivative financial instruments	8,737	—	8,737
	$847,437	$627,071	$220,366
Liabilities:
Derivative financial instruments	$50,261	$—	$50,261
LiveWire warrants	$8,388	$5,500	$2,888
	$58,649	$5,500	$53,149

	2021
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,617,887	$1,337,900	$279,987
Marketable securities	49,650	49,650	—
Derivative financial instruments	52,034	—	52,034
	$1,719,571	$1,387,550	$332,021
Liabilities:
Derivative financial instruments	$2,361	$—	$2,361
In connection with the LiveWire Transaction, the Company assumed warrants to purchase the common stock of LiveWire Group, Inc. comprised of public (Level 1) and private placement (Level 2) warrants. The private placement warrants have terms and provisions that are identical to those of the public warrants. The fair value of the public and private placement warrants is determined using the closing market price of the public warrants. The warrants entitle the registered warrant holder to purchase one share of LiveWire common stock at a price of $11.50 per share and expire five years from the completion of the LiveWire Transaction.
Nonrecurring Fair Value Measurements – Repossessed inventory was $20.7 million and $18.3 million at December 31, 2022 and 2021, respectively, for which the fair value adjustment was a decrease of $7.5 million and $2.9 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company’s Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31, were as follows (in thousands):

	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,248,353	$7,138,438	$6,794,499	$6,571,921
Liabilities:
Deposits, net	$339,981	$317,375	$293,602	$290,326
Debt:
Unsecured commercial paper	$770,468	$770,468	$751,286	$751,286
Asset-backed U.S. commercial paper conduit facilities	$425,794	$425,794	$272,589	$272,589
Asset-backed Canadian commercial paper conduit facility	$71,785	$71,785	$85,054	$85,054
Asset-backed securitization debt	$1,996,550	$2,019,414	$1,633,749	$1,627,142
Medium-term notes	$2,760,093	$2,879,473	$3,513,815	$3,408,660
Senior notes	$661,630	$745,368	$790,373	$744,668
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
Debt – The carrying value of debt is generally cost, net of unamortized discounts and debt issuance costs. The fair value of unsecured commercial paper is calculated using Level 2 inputs and approximates carrying value due to its short maturity. The fair value of debt provided under the U.S. Conduit Facility and Canadian Conduit Facility is calculated using Level 2 inputs and approximates carrying value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the fixed-rate debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs). The fair value of the floating-rate debt related to on-balance sheet asset-backed securitization transactions is calculated using Level 2 inputs and approximates carrying value since the interest rates charged are tied directly to market rates and fluctuate as market rates change.
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

	2022	2021	2020
Balance, beginning of period	$61,621	$69,208	$89,793
Warranties issued during the period	39,466	41,489	32,042
Settlements made during the period	(38,173)	(40,015)	(51,420)
Recalls and changes to pre-existing warranty liabilities	13,046	(9,061)	(1,207)
Balance, end of period	$75,960	$61,621	$69,208
The liability for recall campaigns was $29.7 million, $16.9 million and $24.7 million at December 31, 2022, 2021 and 2020, respectively.
15. Employee Benefit Plans and Other Postretirement Benefits
The Company has a qualified defined benefit pension plan and postretirement healthcare benefit plans. The plans cover certain eligible employees and retirees of the HDMC segment. The Company also has unfunded supplemental employee retirement plan agreements (SERPA) with certain employees.
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
Obligations and Funded Status:
The changes in the benefit obligation, fair value of plan assets and the funded status of the Company’s pension and SERPA plans and the postretirement healthcare plans as of the Company’s measurement dates of December 31, were as follows (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of period	$2,174,595	$2,390,435	$286,301	$315,245
Service cost	19,052	24,570	4,642	5,147
Interest cost	61,890	61,988	7,617	6,505
Actuarial gains	(561,142)	(92,157)	(67,903)	(24,190)
Plan participant contributions	—	—	2,029	2,337
Benefits paid	(137,645)	(138,043)	(16,657)	(18,743)
Net curtailments and settlements	(2,838)	(72,198)	(5,218)	—
Benefit obligation, end of period	1,553,912	2,174,595	210,811	286,301

Change in plan assets:
Fair value of plan assets, beginning of period	2,486,467	2,433,975	262,945	244,035
Return on plan assets	(539,800)	189,974	(48,257)	30,504
Plan participant contributions	—	—	2,029	2,337
Benefits paid	(137,124)	(137,482)	(10,914)	(13,931)
Fair value of plan assets, end of period	1,809,543	2,486,467	205,803	262,945
Funded status of the plan	$255,631	$311,872	$(5,008)	$(23,356)

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2022	2021	2022	2021
Funded status as recognized on the Consolidated balance sheets:
Pension and postretirement assets	$268,317	$332,586	$51,816	$53,566
Accrued liabilities	(1,331)	(1,976)	(224)	(361)
Pension and postretirement liabilities	(11,355)	(18,738)	(56,600)	(76,561)
	$255,631	$311,872	$(5,008)	$(23,356)

Amounts included in Accumulated other comprehensive loss, net of tax:
Prior service credits	$3,461	$2,457	$(1,884)	$(3,661)
Actuarial losses (gains)	289,340	232,622	(39,699)	(36,905)
	$292,801	$235,079	$(41,583)	$(40,566)
During 2022, actuarial gains related to the obligation for pension and SERPA benefits were due primarily to an increase in the discount rate and experience study, partially offset by changes in other demographic assumptions. During 2021, actuarial gains related to the obligation for pension and SERPA benefits were due primarily to an increase in the discount rate and changes in demographic assumptions, partially offset by changes in mortality assumptions.
During 2022, the actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to an increase in the discount rate in addition to favorable claim cost adjustments, experience study, and other demographic assumptions, partially offset by healthcare trends. During 2021, the actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to an increase in the discount rate and favorable claim cost adjustments.
The funded status of the qualified pension plan and the SERPA plans are combined above. Plans with projected benefit obligations (PBO) or accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31, is presented below (in thousands):

	2022	2021
Plans with PBO in excess of fair value of plan assets:
PBO	$12,686	$20,715
Fair value of plan assets	$—	$—

Plans with ABO in excess of fair value of plan assets:
ABO	$12,643	$18,165
Fair value of plan assets	$—	$—
The total ABO for all the Company's pension and SERPA plans combined was $1.55 billion and $2.16 billion as of December 31, 2022 and 2021, respectively.

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

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$19,052	$24,570	$27,224	$4,642	$5,147	$11,761
Interest cost	61,890	61,988	76,447	7,617	6,505	9,391
Expected return on plan assets	(125,904)	(131,494)	(135,056)	(15,237)	(13,978)	(13,870)
Amortization of unrecognized:
Prior service credit	(1,312)	(1,247)	(1,088)	(2,323)	(2,323)	(2,381)
Net loss	31,912	67,933	65,489	488	1,056	492
Special early retirement benefits	—	—	—	—	—	—
Curtailment (gain) loss	—	(10,562)	74	—	—	(392)
Settlement (gain) loss	(1,471)	722	2,742	(1,244)	—	—
Net periodic benefit cost	$(15,833)	$11,910	$35,832	$(6,057)	$(3,593)	$5,001
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
Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2022	2021	2020	2022	2021	2020
Assumptions for benefit obligations:
Discount rate	5.45%	2.89%	2.62%	5.42%	2.72%	2.11%
Rate of compensation increase	4.00%	3.49%	3.34%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	2.89%	2.67%	3.49%	2.72%	2.11%	3.26%
Expected return on plan assets	5.60%	6.20%	6.70%	6.77%	6.69%	7.00%
Rate of compensation increase	3.49%	3.34%	3.39%	n/a	n/a	n/a
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
The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 1. The fair values of the Company’s pension plan assets at December 31, 2022 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$43,062	$—	$43,062
Equity holdings:
U.S. companies	537,587	537,548	39
Foreign companies	22,445	22,444	1
Pooled equity funds	241,412	241,412	—
Other	35	35	—
	801,479	801,439	40
Fixed-income holdings:
U.S. Treasuries	94,128	94,128	—
Federal agencies	11,054	—	11,054
Corporate bonds	640,875	—	640,875
Pooled fixed income funds	111,649	49,472	62,177
Foreign bonds	93,112	4	93,108
Municipal bonds	10,375	—	10,375
	961,193	143,604	817,589
Plan assets subject to fair value leveling	1,805,734	$945,043	$860,691

Plan assets measured at net asset value:
Private equity investments	799
Real estate investments	3,010
	3,809
	$1,809,543
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $53.0 million at December 31, 2022.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2022 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$7,998	$—	$7,998
Equity holdings:
U.S. companies	95,014	95,014	—
Foreign companies	20,784	20,784	—
Pooled equity funds	24,181	24,181	—
Other	5	5	—
	139,984	139,984	—
Fixed-income holdings:
U.S. Treasuries	287	287	—
Federal agencies	34	—	34
Corporate bonds	1,938	—	1,938
Pooled fixed income funds	40,043	39,855	188
Foreign bonds	282	—	282
Municipal bonds	31	—	31
	42,615	40,142	2,473
Plan assets subject to fair value leveling	190,597	$180,126	$10,471

Plan assets measured at net asset value:
Private equity investments	$13,502
Real estate investments	1,704
	$205,803

The fair values of the Company’s pension plan assets at December 31, 2021 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$55,192	$—	$55,192
Equity holdings:
U.S. companies	949,787	942,297	7,490
Foreign companies	67,111	63,245	3,866
Pooled equity funds	350,356	350,356	—
Other	63	63	—
	1,367,317	1,355,961	11,356
Fixed-income holdings:
U.S. Treasuries	76,943	76,943	—
Federal agencies	14,680	—	14,680
Corporate bonds	690,319	—	690,319
Pooled fixed income funds	148,860	54,302	94,558
Foreign bonds	112,293	207	112,086
Municipal bonds	12,549	—	12,549
	1,055,644	131,452	924,192
Plan assets subject to fair value leveling	2,478,153	$1,487,413	$990,740

Plan assets measured at net asset value:
Private equity investments	509
Real estate investments	7,805
	8,314
	$2,486,467
Included in the pension plan assets were 1,273,592 shares of the Company’s common stock with a market value of $48.0 million at December 31, 2021.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2021 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$6,081	$—	$6,081
Equity holdings:
U.S. companies	132,812	132,790	22
Foreign companies	25,062	25,051	11
Pooled equity funds	30,302	30,302	—
Other	6	6	—
	188,182	188,149	33
Fixed-income holdings:
U.S. Treasuries	221	221	—
Federal agencies	42	—	42
Corporate bonds	1,967	—	1,967
Pooled fixed income funds	46,150	45,878	272
Foreign bonds	320	1	319
Municipal bonds	36	—	36
	48,736	46,100	2,636
Plan assets subject to fair value leveling	242,999	$234,249	$8,750

Plan assets measured at net asset value:
Limited partnership interests	$15,593
Real estate investments	4,353
	$262,945
For 2023, the Company’s overall expected long-term rate of return is 6.80% for pension assets and 7.50% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rates used in determining the accumulated postretirement benefit obligation of the healthcare plans were as follows:

	2022	2021
Healthcare cost trend rate for next year	7.00%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2029
Future Contributions and Benefit Payments:
Based on the funded status of the qualified pension plan, there is no requirement for the Company to make contributions to the qualified pension plan in 2023. The Company expects that 2023 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or, in the case of postretirement healthcare plan benefits, partially funded with plan assets.

The Company's future expected benefit payments as of December 31, 2022 were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2023	$111,175	$1,368	$19,152
2024	$112,243	$1,355	$19,674
2025	$112,042	$1,299	$20,141
2026	$113,778	$1,253	$20,507
2027	$114,354	$1,105	$20,886
2028-2032	$572,258	$4,727	$103,202
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company makes additional contributions to the plans on behalf of the employees and expensed $30.9 million, $19.4 million and $21.7 million during 2022, 2021 and 2020, respectively related to the contributions.
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
Supply Matter – During the second quarter of 2022, the Company received information from a third-party sub-supplier concerning a potential regulatory compliance matter relating to the sub-supplier’s brake hose assemblies. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments (excluding LiveWire models, which did not utilize the brake hose assemblies at issue) for approximately two weeks during the second quarter of 2022. Since then, the Company has been working through the regulatory compliance matter with the sub-supplier, the Company’s relevant Tier-1 suppliers, and the National Highway Traffic Safety Administration (NHTSA), which is the agency responsible for brake hose assembly compliance in the United States.
In connection with this matter, in July of 2022, the sub-supplier notified NHTSA of a population of brake hose assemblies that were potentially non-compliant with select NHTSA laboratory test standards. Based on that filing, in August, the Company notified NHTSA of the corresponding population of Harley-Davidson motorcycles containing those brake hose assemblies. In October, the sub-supplier submitted an amendment to NHTSA expanding its population of potentially non-compliant brake hose assemblies to include units produced by the sub-supplier for use in the Company’s motorcycles beginning as early as model year 2008. In December, the Company supplemented its August notification, expanding the population of motorcycles to include all Harley-Davidson motorcycles that contained the newly identified brake hose assemblies. No LiveWire motorcycles are included in these populations.
As permitted by federal law, both the sub-supplier and the Company leveraged NHTSA’s standard process to petition the agency for a determination that the potential non-compliance is inconsequential to motor vehicle safety. If NHTSA grants the Company’s inconsequentiality petition, the Company will be exempt from conducting a field action or a recall of its motorcycles related to this matter.
In its inconsequentiality petition, the Company presented NHTSA with: (1) extensive independent, third-party and internal testing demonstrating that the brake hose assemblies at issue are robust to extreme conditions - which far exceed maximum expected motorcycle lifetime demands - with no impact to brake performance; and (2) real-world field safety data showing no documented crashes or injuries attributable to the laboratory test potential non-compliance at issue. The Company believes its petition is closely comparable to inconsequentiality petitions NHTSA has granted in the past. The Company is also confident that it has presented a strong position that the potential noncompliance is inconsequential to motor vehicle safety and, therefore, no field action or recall is necessary.

Based on its expectation that its petition will be granted, the Company does not expect that this matter will result in material costs in the future and no such costs have been accrued to date. However, it is possible that a recall or field action could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential recall or field action that are not yet known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field or recall action required, the complexity of the required repair, and the number of motorcycle owners that would participate. Based on the Company’s information and assumptions, it estimates the cost of a potential recall or field action, if it were to occur, could range from approximately $200 million to $400 million, and the Company would seek full recovery of that amount.
17. Share-Based Awards
The Company has share-based compensation plans which were approved by its shareholders in April 2020 and May 2021 (the Plans) under which its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, aspirational performance shares and nonqualified stock options. RSUs generally vest ratably over a three-year period. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets and, beginning with the 2021 grant, include a vesting component based on a Total Shareholder Return (TSR) relative to a peer group. Aspirational performance shares are earned only to the extent the aspirational share price goals for the Company's stock are achieved by December 31, 2025. If a share price goal is met, then 50% of the associated aspirational performance shares vest and the remaining 50% vest on the one-year anniversary of the date on which the share price goal was achieved. Dividend or dividend equivalents are paid on RSUs, performance shares and aspirational shares that ultimately vest. Stock options granted in 2021 include a service component to vest and a market condition to become exercisable. The 2021 stock options expire 10 years from the grant date or, if the grantee's employment ceases prior to December 31, 2023, 6 years from the grant date. Stock options granted prior to 2021 expire 10 years from the date of grant. At December 31, 2022, there were 5.4 million shares of common stock available for future awards under the Plans.
The Company recognizes the cost of its share-based awards in the Consolidated statements of operations. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Forfeitures for share-based awards are estimated at the grant date and adjusted when it is likely to change. Share-based award expense is recognized on a straight-line basis over the service period for RSUs. Expense for awards with performance conditions is recognized on a straight-line basis over the service period for each separately-vesting tranche, which results in accelerated recognition of expense. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2022, 2021 and 2020 was $54.4 million, $42.2 million and $23.5 million, respectively, or $41.6 million, $32.3 million and $18.0 million net of taxes, respectively.

Restricted Stock Units, Performance Shares and Aspirational Shares - Settled in Stock – The fair value of RSUs and performance shares settled in stock that do not contain a market condition was determined based on the market price of the Company’s stock on the grant date. The fair value of performance shares with a relative TSR market condition and aspirational performance shares was determined using a Monte Carlo simulation. The Monte Carlo simulation uses historical volatility to determine the expected volatility and a risk-free interest rate based on U.S. Treasury rates at the time of grant. Assumptions used to calculate the grant date fair value of the performance shares with a relative TSR market condition and the aspirational performance shares, by grant date, were as follows:
Performance Share Grants:

	February 2022	May 2021	February 2021
Expected volatility	55.0%	55.0%	52.0%
Risk-free interest rate	1.58%	0.27%	0.18%
Aspirational Share Grants:

August 2022
Expected volatility	54.5%
Risk-free interest rate	3.23%
The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	2,482	$35
Granted	3,664	$25
Vested	(1,035)	$35
Forfeited	(551)	$37
Nonvested, end of period	4,560	$27
As of December 31, 2022, there was $82.0 million of unrecognized compensation cost related to RSUs and performance shares settled in stock, net of estimated forfeitures, that is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units and Performance Shares - Settled in Cash – RSUs and performance shares settled in cash are recorded in the Consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, except for per share amounts):

	Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	265	$36
Granted	99	$43
Vested	(101)	$38
Forfeited	(18)	$44
Nonvested, end of period	245	$38
Stock Options – The Company estimated the grant date fair value of its 2021 stock option award using a Monte Carlo simulation, assuming a 1.49% expected dividend yield, an expected volatility rate of 44.1%, a risk-free interest rate of 1.21%, and an expected term of 5.5 years. The Company uses historical volatility to determine the expected volatility of its stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rates at the time of grant. The expected term of options granted assumes the options will be exercised halfway between the time that they are earned based on achieving the market condition and the end of the award term. There were no stock options granted in 2022 or 2020.

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The stock option transactions for the year ended December 31, 2022 were as follows (in thousands, except for per share amounts):

	Options	Weighted-Average Exercise Price
Outstanding, beginning of period	993	$48
Options granted	—	$—
Exercised	—	$—
Forfeited	(80)	$55
Outstanding, end of period	913	$47

Exercisable, end of period	413	$60
The aggregate intrinsic value related to stock options exercised, outstanding and exercisable as of and for the years ended December 31, was as follows (in thousands):

	2022	2021	2020
Exercised	$—	$289	$21
Outstanding	$2,485	$530	$—
Exercisable	$—	$—	$—
Stock options outstanding at December 31, 2022 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$30.01 to $40	8.9	500	$37
$40.01 to $50	0.0	—	$—
$50.01 to $60	0.1	105	$52
$60.01 to $70	0.8	308	$63
Options outstanding	5.2	913	$47

Options exercisable	0.6	413	$60
18. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss for the years ended December 31, were as follows (in thousands):

	2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(32,769)	(44,767)	(100,154)	(177,690)
Income tax (expense) benefit	(3,101)	9,611	23,516	30,026
	(35,870)	(35,156)	(76,638)	(147,664)
Reclassifications:
Net losses on derivative financial instruments	—	33,598	—	33,598
Prior service credits(a)	—	—	(3,635)	(3,635)
Actuarial losses(a)	—	—	32,400	32,400
Curtailment and settlement losses(a)	—	—	(2,715)	(2,715)
Reclassifications before tax	—	33,598	26,050	59,648
Income tax expense	—	(6,877)	(6,117)	(12,994)
	—	26,721	19,933	46,654
Other comprehensive loss	(35,870)	(8,435)	(56,705)	(101,010)
Balance, end of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)

	2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive (loss) income, before reclassifications	(38,988)	(73,207)	251,790	139,595
Income tax benefit (expense)	2,176	15,883	(59,120)	(41,061)
	(36,812)	(57,324)	192,670	98,534
Reclassifications:
Net losses on derivative financial instruments	—	130,609	—	130,609
Prior service credits(a)	—	—	(3,570)	(3,570)
Actuarial losses(a)	—	—	68,989	68,989
Curtailment and settlement losses(a)	—	—	(9,840)	(9,840)
Reclassifications before tax	—	130,609	55,579	186,188
Income tax expense	—	(29,174)	(13,050)	(42,224)
	—	101,435	42,529	143,964
Other comprehensive (loss) income	(36,812)	44,111	235,199	242,498
Balance, end of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)

	2020
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(40,813)	$(14,586)	$(481,550)	$(536,949)
Other comprehensive income, before reclassifications	37,088	107,181	2,193	146,462
Income tax expense	(3,864)	(23,626)	(515)	(28,005)
	33,224	83,555	1,678	118,457
Reclassifications:
Net gains on derivative financial instruments	—	(148,107)	—	(148,107)
Prior service credits(a)	—	—	(3,469)	(3,469)
Actuarial losses(a)	—	—	65,981	65,981
Curtailment and settlement losses(a)	—	—	3,040	3,040
Reclassifications before tax	—	(148,107)	65,552	(82,555)
Income tax benefit (expense)	—	33,022	(15,392)	17,630
	—	(115,085)	50,160	(64,925)
Other comprehensive income (loss)	33,224	(31,530)	51,838	53,532
Balance, end of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
(a)Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 15.
19. Reportable Segments and Geographic Information
Reportable Segments – Historically, the Company has operated with two segments: Motorcycles and Related Products (Motorcycles) and Financial Services. In connection with the LiveWire Transaction that closed on September 26, 2022, the Company reorganized its business into three segments: Harley-Davidson Motor Company (HDMC), LiveWire, and Harley-Davidson Financial Services (HDFS) during the fourth quarter of 2022. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Financial Services segment was renamed the HDFS segment but remains unchanged from periods prior to the reorganization. The change has been retrospectively reflected in the periods presented below.
HDMC designs, manufactures and sells motorcycles and also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. HDMC’s products are sold to retail customers primarily through a network of independent dealers.

HDMC conducts business on a global basis, with sales in the U.S., Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America.
LiveWire sells electric motorcycles, electric balance bikes for kids, parts and accessories and apparel in the United States and certain international markets. Electric motorcycles, related parts and accessories and apparel are sold at wholesale to a network of independent dealers and at retail through a company-owned dealer and through online sales. Electric balance bikes and related parts and accessories are sold through independent retail partners and distributors and direct to consumers online.
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson motorcycles. HDFS also works with certain unaffiliated insurance companies to provide motorcycle insurance and protection products to motorcycle owners. HDFS conducts business principally in the U.S. and Canada.
Selected segment information is set forth below for the years ended December 31, (in thousands):

	2022	2021	2020
HDMC:
Revenue	$4,887,672	$4,504,434	$3,233,191
Gross profit	1,527,873	1,299,527	853,265
Selling, administrative and engineering expense	851,330	819,979	843,222
Restructuring (benefit) expense	(544)	2,741	119,110
Operating income (loss)	677,087	476,807	(109,067)
LiveWire:
Revenue	46,833	35,806	30,863
Gross profit	2,904	(2,574)	(24,956)
Selling, administrative and engineering expense	88,219	65,608	52,099
Operating loss	(85,315)	(68,182)	(77,055)
HDFS:
Financial services revenue	820,625	796,068	790,323
Financial services expense	503,119	380,580	583,623
Restructuring expense	—	674	10,899
Operating income	317,506	414,814	195,801
Operating income	$909,278	$823,439	$9,679
HDFS revenue includes $6.1 million of interest paid by HDMC to HDFS on wholesale finance receivables in 2020. The offsetting cost of these interest incentives was recorded as a reduction to HDMC revenue. HDFS did not earn any interest from HDMC on wholesale finance receivables in 2022 or 2021.

Additional segment information is set forth below as of December 31, (in thousands):

	HDMC	LiveWire	HDFS	Consolidated
2022:
Assets	$3,254,309	$351,422	$7,886,745	$11,492,476
Depreciation and amortization	$138,875	$4,401	$8,666	$151,942
Capital expenditures	$133,191	$14,081	$4,397	$151,669
2021:
Assets	$3,246,340	$61,952	$7,742,763	$11,051,055
Depreciation and amortization	$151,251	$4,718	$9,216	$165,185
Capital expenditures	$106,044	$9,951	$4,186	$120,181
2020:
Assets	$2,440,775	$51,740	$9,518,086	$12,010,601
Depreciation and amortization	$173,171	$3,942	$8,602	$185,715
Capital expenditures	$125,555	$3,243	$2,252	$131,050
Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31, (in thousands):

	2022	2021	2020
HDMC revenue(a):
United States	$3,253,875	$2,996,471	$2,022,389
EMEA	693,073	703,048	583,342
Canada	216,389	182,230	138,216
Japan	175,292	150,138	96,442
Australia and New Zealand	147,551	134,301	107,459
Other countries	401,492	338,246	285,343
	$4,887,672	$4,504,434	$3,233,191
LiveWire revenue(a):
United States	36,256	24,633	21,462
International	10,577	11,173	9,401
	$46,833	$35,806	$30,863
HDFS revenue(a):
United States	$794,912	$765,917	$757,730
Canada	16,276	18,613	20,353
Europe	6,071	7,464	8,300
Other countries	3,366	4,074	3,940
	$820,625	$796,068	$790,323
Long-lived assets(b):
United States	$611,421	$595,375	$644,224
Thailand	72,474	81,927	94,749
Other countries	5,991	6,682	4,811
	78,465	88,609	99,560
	$689,886	$683,984	$743,784
(a)Revenue is attributed to geographic regions based on location of customer.
(b)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes and finance receivables.

20. Supplemental Consolidating Data
The supplemental consolidating legal entity data is presented to highlight the separate financial statement impacts of the Company's financial services entities and its non-financial services entities. The legal entity income statement information presented below differs from reportable segment income statement information due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data for 2022 is as follows (in thousands):

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,946,005	$—	$(11,500)	$4,934,505
Financial services	—	822,530	(1,905)	820,625
	4,946,005	822,530	(13,405)	5,755,130
Costs and expenses:
Motorcycles and related products cost of goods sold	3,403,728	—	—	3,403,728
Financial services interest expense	—	217,653	—	217,653
Financial services provision for credit losses	—	145,133	—	145,133
Selling, administrative and engineering expense	941,856	151,833	(13,807)	1,079,882
Restructuring benefit	(544)	—	—	(544)
	4,345,040	514,619	(13,807)	4,845,852
Operating income	600,965	307,911	402	909,278
Other income, net	48,652	—	—	48,652
Investment income	204,538	—	(200,000)	4,538
Interest expense	31,235	—	—	31,235
Income before income taxes	822,920	307,911	(199,598)	931,233
Income tax provision	125,820	66,199	—	192,019
Net income	697,100	241,712	(199,598)	739,214
Less: (income) loss attributable to noncontrolling interests	2,194	—	—	2,194
Net income attributable to Harley-Davidson, Inc.	$699,294	$241,712	$(199,598)	$741,408

	Year Ended December 31, 2021
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,564,703	$—	$(24,463)	$4,540,240
Financial services	—	788,736	7,332	796,068
	4,564,703	788,736	(17,131)	5,336,308
Costs and expenses:
Motorcycles and related products cost of goods sold	3,243,287	—	—	3,243,287
Financial services interest expense	—	192,944	—	192,944
Financial services provision for credit losses	—	25,049	—	25,049
Selling, administrative and engineering expense	899,088	166,332	(17,246)	1,048,174
Restructuring expense	2,741	674	—	3,415
	4,145,116	384,999	(17,246)	4,512,869
Operating income	419,587	403,737	115	823,439
Other expense, net	20,076	—	—	20,076
Investment income	246,694	—	(240,000)	6,694
Interest expense	30,972	—	—	30,972
Income before income taxes	655,385	403,737	(239,885)	819,237
Income tax provision	73,590	95,623	—	169,213
Net income	581,795	308,114	(239,885)	650,024
Less: (income) loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Harley-Davidson, Inc.	$581,795	$308,114	$(239,885)	$650,024

	December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,021,798	$411,377	$—	$1,433,175
Accounts receivable, net	369,192	—	(116,967)	252,225
Finance receivables, net	—	1,782,631	—	1,782,631
Inventories, net	950,960	—	—	950,960
Restricted cash	—	135,424	—	135,424
Other current assets	138,743	62,037	(4,542)	196,238
	2,480,693	2,391,469	(121,509)	4,750,653
Finance receivables, net	—	5,355,807	—	5,355,807
Property, plant and equipment, net	665,298	24,588	—	689,886
Pension and postretirement assets	320,133	—	—	320,133
Goodwill	62,090	—	—	62,090
Deferred income taxes	56,255	79,808	(1,022)	135,041
Lease assets	37,938	5,993	—	43,931
Other long-term assets	213,306	29,080	(107,451)	134,935
	$3,835,713	$7,886,745	$(229,982)	$11,492,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,584	$135,385	$(116,967)	$378,002
Accrued liabilities	498,570	126,405	(4,030)	620,945
Short-term deposits, net	—	79,710	—	79,710
Short-term debt	—	770,468	—	770,468
Current portion of long-term debt, net	—	1,684,782	—	1,684,782
	858,154	2,796,750	(120,997)	3,533,907
Long-term deposits, net	—	237,665	—	237,665
Long-term debt, net	745,368	3,711,684	—	4,457,052
Lease liabilities	20,860	5,917	—	26,777
Pension and postretirement liabilities	67,955	—	—	67,955
Deferred income taxes	28,180	1,348	—	29,528
Other long-term liabilities	161,231	69,542	2,011	232,784
Commitments and contingencies (Note 16)
Shareholders’ equity	1,953,965	1,063,839	(110,996)	2,906,808
	$3,835,713	$7,886,745	$(229,982)	$11,492,476

	December 31, 2021
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,078,205	$796,540	$—	$1,874,745
Accounts receivable, net	284,674	—	(102,526)	182,148
Finance receivables, net	—	1,465,544	—	1,465,544
Inventories, net	712,942	—	—	712,942
Restricted cash	—	128,935	—	128,935
Other current assets	96,714	92,295	(3,232)	185,777
	2,172,535	2,483,314	(105,758)	4,550,091
Finance receivables, net	—	5,106,377	—	5,106,377
Property, plant and equipment, net	655,091	28,893	—	683,984
Pension and postretirement assets	386,152	—	—	386,152
Goodwill	63,177	—	—	63,177
Deferred income taxes	17,180	77,956	(12,214)	82,922
Lease assets	42,362	7,263	—	49,625
Other long-term assets	193,819	38,960	(104,052)	128,727
	$3,530,316	$7,742,763	$(222,024)	$11,051,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356,309	$121,195	$(102,526)	$374,978
Accrued liabilities	497,038	107,380	(2,437)	601,981
Short-term deposits, net	—	72,146	—	72,146
Short-term debt	—	751,286	—	751,286
Current portion of long-term debt, net	—	1,542,496	—	1,542,496
	853,347	2,594,503	(104,963)	3,342,887
Long-term deposits, net	—	218,180	—	218,180
Long-term debt, net	744,668	3,850,949	—	4,595,617
Lease liabilities	22,437	7,467	—	29,904
Pension and postretirement liabilities	95,299	—	—	95,299
Deferred income taxes	18,899	1,531	(11,169)	9,261
Other long-term liabilities	154,950	49,610	2,103	206,663
Commitments and contingencies (Note 16)
Shareholders’ equity	1,640,716	1,020,523	(107,995)	2,553,244
	$3,530,316	$7,742,763	$(222,024)	$11,051,055

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$697,100	$241,712	$(199,598)	$739,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,276	8,666	—	151,942
Amortization of deferred loan origination costs	—	94,914	—	94,914
Amortization of financing origination fees	700	14,405	—	15,105
Provision for long-term employee benefits	(21,891)	—	—	(21,891)
Employee benefit plan contributions and payments	(14,320)	—	—	(14,320)
Stock compensation expense	50,954	3,399	—	54,353
Net change in wholesale finance receivables related to sales	—	—	(198,623)	(198,623)
Provision for credit losses	—	145,133	—	145,133
Deferred income taxes	(11,988)	(3,925)	(23)	(15,936)
Other, net	(5,745)	(6,880)	(402)	(13,027)
Changes in current assets and liabilities:
Accounts receivable, net	(96,826)	—	14,441	(82,385)
Finance receivables - accrued interest and other	—	414	—	414
Inventories, net	(254,170)	—	—	(254,170)
Accounts payable and accrued liabilities	(6,840)	27,069	(15,726)	4,503
Other current assets	(54,516)	(3,559)	1,310	(56,765)
	(271,366)	279,636	(199,023)	(190,753)
Net cash provided by operating activities	425,734	521,348	(398,621)	548,461
Cash flows from investing activities:
Capital expenditures	(147,272)	(4,397)	—	(151,669)
Origination of finance receivables	—	(7,960,123)	3,401,289	(4,558,834)
Collections on finance receivables	—	7,137,669	(3,202,668)	3,935,001
Other investing activities	2,491	—	—	2,491
Net cash used by investing activities	(144,781)	(826,851)	198,621	(773,011)

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(950,000)	—	(950,000)
Proceeds from securitization debt	—	1,826,891	—	1,826,891
Repayments of securitization debt	—	(1,442,860)	—	(1,442,860)
Borrowings of asset-backed commercial paper	—	448,255	—	448,255
Repayments of asset-backed commercial paper	—	(302,922)	—	(302,922)
Net increase in unsecured commercial paper	—	16,003	—	16,003
Net increase in deposits	—	26,605	—	26,605
Dividends paid	(93,180)	(200,000)	200,000	(93,180)
Repurchase of common stock	(338,627)	—	—	(338,627)
Cash received from business combination	114,068	—	—	114,068
Other financing activities	(1,985)	—	—	(1,985)
Net cash (used) provided by financing activities	(319,724)	(82,243)	200,000	(201,967)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,636)	(1,889)	—	(19,525)
Net decrease in cash, cash equivalents and restricted cash	$(56,407)	$(389,635)	$—	$(446,042)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net decrease in cash, cash equivalents and restricted cash	(56,407)	(389,635)	—	(446,042)
Cash, cash equivalents and restricted cash, end of period	$1,021,798	$557,379	$—	$1,579,177

	Year Ended December 31, 2021
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$581,795	$308,114	$(239,885)	$650,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,969	9,216	—	165,185
Amortization of deferred loan origination costs	—	86,115	—	86,115
Amortization of financing origination fees	691	13,119	—	13,810
Provision for long-term employee benefits	8,317	—	—	8,317
Employee benefit plan contributions and payments	(17,133)	—	—	(17,133)
Stock compensation expense	38,909	3,247	—	42,156
Net change in wholesale finance receivables related to sales	—	—	89,001	89,001
Provision for credit losses	—	25,049	—	25,049
Deferred income taxes	(16,279)	8,723	(116)	(7,672)
Other, net	(8,346)	(1,523)	(116)	(9,985)
Changes in current assets and liabilities:
Accounts receivable, net	(78,961)	—	25,498	(53,463)
Finance receivables - accrued interest and other	—	13,316	—	13,316
Inventories, net	(207,550)	—	—	(207,550)
Accounts payable and accrued liabilities	174,615	23,373	(24,440)	173,548
Other current assets	10,982	(5,501)	(498)	4,983
	61,214	175,134	89,329	325,677
Net cash provided by operating activities	643,009	483,248	(150,556)	975,701
Cash flows from investing activities:
Capital expenditures	(115,995)	(4,186)	—	(120,181)
Origination of finance receivables	—	(7,409,811)	3,166,101	(4,243,710)
Collections on finance receivables	—	7,157,849	(3,255,545)	3,902,304
Other investing activities	2,140	—	—	2,140
Net cash used by investing activities	(113,855)	(256,148)	(89,444)	(459,447)

	Year Ended December 31, 2021
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of medium-term notes	—	(1,400,000)	—	(1,400,000)
Proceeds from securitization debt	—	1,169,910	—	1,169,910
Repayments of securitization debt	—	(1,340,638)	—	(1,340,638)
Borrowings of asset-backed commercial paper	—	98,863	—	98,863
Repayments of asset-backed commercial paper	—	(261,367)	—	(261,367)
Net increase in unsecured commercial paper	—	(260,250)	—	(260,250)
Net increase in deposits	—	210,112	—	210,112
Dividends paid	(92,426)	(240,000)	240,000	(92,426)
Repurchase of common stock	(11,623)	—	—	(11,623)
Other financing activities	2,488	—	—	2,488
Net cash (used) provided by financing activities	(101,561)	(2,023,370)	240,000	(1,884,931)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,549)	277	—	(15,272)
Net increase (decrease) in cash, cash equivalents and restricted cash	$412,044	$(1,795,993)	$—	$(1,383,949)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$666,161	$2,743,007	$—	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	412,044	(1,795,993)	—	(1,383,949)
Cash, cash equivalents and restricted cash, end of period	$1,078,205	$947,014	$—	$2,025,219
21. Subsequent Event
In February 2023, the Company transferred $628.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $550.0 million, or $547.7 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction at a weighted average interest rate of 5.10%.
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
Management’s Report on Internal Control over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm – The attestation report required under this Item 9A is contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On February 17, 2023, R. John Anderson and Michael J. Cave, members of the Board of Directors of the Company, notified Allan Golston, Chair of the Nominating and Corporate Governance Committee of the Board of Directors, that they did not desire to stand for re-election as members of the Board of Directors upon the expiration of their terms as directors at the conclusion of the Company’s upcoming annual meeting of shareholders. Neither Mr. Anderson’s decision nor Mr. Cave’s decision was the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. The Company wishes Messrs. Anderson and Cave well with gratitude and respect for their many contributions during their time with the Company.
In light of the decision, the Board of Directors has acted to decrease the size of the Board of Directors from eleven to nine persons effective at the conclusion of the upcoming annual meeting of shareholders.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2023 annual meeting of shareholders (the Proxy Statement) under the captions Questions and Answers about the Company – Who are our executive officers for SEC purposes?, Board Matters and Corporate Governance – Audit and Finance Committee, Proposal 1: Election of Directors, Audit and Finance Committee Report, and Board Matters and Corporate Governance – Independence of Directors is incorporated by reference herein.
The information on beneficial ownership reporting compliance will be contained under the caption Section 16(A) Beneficial Ownership Reporting - Delinquent Section 16(A) Reports in our 2023 proxy statement and is incorporated herein by reference.
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
The following table provides information about the Company’s equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan approved by shareholders:
Management employees	912,546	$47.27	5,383,266
Plan not approved by shareholders:
Non-employee Board of Directors	—	$—	82,653
	912,546		5,465,919
Documents for the Company’s equity compensation plans have been filed with the Securities and Exchange Commission on a timely basis and included in the list of exhibits to this Annual Report on Form 10-K.
Under the Company’s management plan its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, aspirational performance shares and nonqualified stock options. RSUs vest ratably over a three-year period. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets and, beginning with the 2021 grant, include a vesting component based on a Total Shareholder Return (TSR) relative to a peer group. Aspirational performance shares are earned only to the extent the aspirational share price goals for the Company's stock are achieved by December 31, 2025. If a share price goal is met, then 50% of the associated aspirational performance shares vest and the remaining 50% vest on the one-year anniversary of the date on which the share price goal was achieved. Dividend or dividend equivalents are paid on RSUs, performance shares and aspirational shares that ultimately vest. Stock options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and for grants made prior to 2021 vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. Stock options granted under the Plan in 2021 include a service component to vest and a market condition to become exercisable. The 2021 stock options expire 10 years from the grant date or, if the grantee's employment ceases prior to December 31, 2023, 6 years from the grant date. Stock options granted prior to 2021 expire 10 years from the date of grant.
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
Item 14. Principal Accountant Fees and Services

The information to be included in the Company's Proxy Statement under the caption Proposal 4: Ratification of the Selection of Independent Registered Public Accounting Firm – Fees Paid to Ernst & Young LLP is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on the following pages filed herewith.
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.
Item 16. Form 10-K Summary
None.

HARLEY-DAVIDSON, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$2,440	$3,742	$4,928
Provision charged to expense	679	197	853
Reserve adjustments	(89)	(157)	88
Write-offs, net of recoveries	(143)	(1,342)	(2,127)
Balance, end of period	$2,887	$2,440	$3,742
Finance receivables - Allowance for credit losses
Balance, beginning of period	$339,379	$390,936	$198,581
Cumulative effect of change in accounting(a)	—	—	100,604
Provision for credit losses	145,133	25,049	181,870
Charge-offs, net of recoveries	(125,801)	(76,606)	(90,119)
Balance, end of period	$358,711	$339,379	$390,936
Inventories - Allowance for obsolescence(b)
Balance, beginning of period	$62,969	$71,995	$49,349
Provision charged to expense	29,060	5,659	43,357
Reserve adjustments	(366)	(2,078)	718
Write-offs, net of recoveries	(7,076)	(12,607)	(21,429)
Balance, end of period	$84,587	$62,969	$71,995
Deferred tax assets - Valuation allowance
Balance, beginning of period	$33,596	$38,072	$29,024
Adjustments	7,282	(4,476)	9,048
Balance, end of period	$40,878	$33,596	$38,072
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

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2021 (File No. 1-9183))
3.1	Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through May 28, 2020 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 (File No. 1-9183))
3.2	Amended and Restated By-Laws of Harley-Davidson, Inc., effective as of February 4, 2022 (incorporated herein by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-k dated February 8, 2022 (File No. 1-9183))
4.1	5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.2	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.3	Officers' Certificate, dated June 9, 2017, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 2.550% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-9183))
4.4	Officers' Certificate, dated February 9, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 1-9183))
4.5	Officers' Certificate, dated February 4, 2019, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 4.05% Medium-Term Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 1-9183))
4.6	Fiscal Agency Agreement, dated November 19, 2019, relating to the 0.9% Medium Term Notes due November 2024, among certain subsidiaries of the Company, The Bank of New York Mellon Trust Company, N.A. and The Bank of New York Mellon, London Branch (incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.7	Fiscal Agency Agreement, dated May 19, 2020, relating to the 3.875% Medium Term Notes due May 2023, among certain subsidiaries of the Company, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Luxembourg Branch (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.8	Officers' Certificate, dated June 8, 2020, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.9	Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dated July 28, 2015 (File No. 1-9183))
4.10	Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))
4.11	Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))
4.12	Description of Registrants Securities (incorporated herein by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.13	Officers' Certificate, dated February 14, 2022, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 3.050% Medium-Term Notes due 2027 (incorporated herein by reference to Exhibit 4.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 9183))
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

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
4.14	Second Amended and Restated 5-Year Credit Agreement, dated as of April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 9183))
4.15	Second Amended and 7-Year Restated Credit Agreement, dated as of April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 7-year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 9183))
10.1*	Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))
10.2*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.3*	Form of Notice of Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.4*	Form of Notice of Special Grant of Stock Options and Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.5*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.6*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 (File No. 1-9183))
10.7*
Amended and Restated Harley-Davidson, Inc. 2014 Incentive Stock Plan as amended effective January 25, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-9183))

10.8*	Form of Notice of Grant of Stock Options and Stock Option Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))
10.9*	Form of Notice of Grant of Stock Options and Stock Option Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 (File No. 1-9183))
10.10*	Form of Notice of Award of Performance Shares and Performance Share Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.11*	Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.12*	Form of Notice of Award of Performance Shares and Performance Share Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.13*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.14*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard), Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International), and Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.15*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.16*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) and Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.17*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.18*	Harley-Davidson, Inc. 2020 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 21, 2020 filed on April 9, 2020 (File No. 1-9183))
10.19*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan to Mr. Zeitz (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.20*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special International Retention), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (All-US), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (All-International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2021 (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.21*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2021 (incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.22*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective August 31, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.23*	Director Compensation Policy approved April 29, 2016 (incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 (File No. 1-9183))
10.24*	Harley-Davidson Retiree Insurance Allowance Plan, as amended and restated effective January 1, 2016 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))
10.25*	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))
10.26*	Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))
10.27*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 (File No. 1-9183))
10.28*	Harley-Davidson, Inc. Short-Term Incentive Plan for Senior Executives (incorporated herein by reference to Appendix D to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held April 30, 2011 (File No. 1-9183))
10.29*	Amended and Restated Harley-Davidson, Inc. Employee Incentive Plan as amended effective January 1, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 (File No. 1-9183))
10.30*	Executive Severance Plan amendments through May 31, 2021 (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.31*	Form of Transition Agreement between the Registrant and each of Messrs. Zeitz, Krause, Niketh, Root, Krishnan, and Joshi and Mses. Goetter, O'Sullivan and Termaat (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 1-9183))
10.32*	Acting President and Chief Executive Officer offer letter (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
10.33*	President and Chief Executive Officer letter agreement dated December 1, 2021 (incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.34	Settlement Agreement, dated March 27, 2020, by and among Harley-Davidson, Inc., and Impala Master Fund Ltd. and Impala Asset Management LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 30, 2020 (File No. 1-9183))
10.35	Long Term Collaboration Agreement, dated as of December 12, 2021, by and between LiveWire EV, LLC and Kwang Yang Motor Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2021 (File No. 1-9183))
10.36	Form of Investment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 15, 2021 (File No. 1-9183))
10.37	Cooperation Agreement, dated as of February 2, 2022, by and among Harley-Davidson, Inc. and H Management and certain of its affiliates (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2021 (File No. 1-9183))
10.38*	Amended and restated Harley-Davidson, Inc. 2020 Incentive Stock Plan ( incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 12, 2022 filed on April 1, 2022 (File No. 1-9183))
10.39*	Harley-Davidson, Inc. 2022 Aspirational Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 12, 2022 filed on April 1, 2022 (File No. 1-9183))
10.40*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Aspirational Incentive Stock Plan - Non-CEO Award), Form of Notice of Award of Performance Shares and Performance Shares Agreement (Aspirational Incentive Stock Plan - CEO Award) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 25, 2022 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.41*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023
10.42*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023
10.43*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023
10.44	Form of Investment Agreements (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-262573) filed on February 7, 2022).
10.45	Registration Rights Agreement, dated as of September 26, 2022 by and among LiveWire EV, LLC and the holders party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.46#	Separation Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.47	Tax Matters Agreement, dated as of September 26, 2022, by and among LiveWire Group, Inc. and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.48#	Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson Motor Company Group, LLC. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.49#	Transition Services Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC. and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.50#	Master Services Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.51#	Intellectual Property License Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.52#	Trademark License Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.53#	Joint Development Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.54*	Employee Matters Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.55	Investor Support Agreement, dated as of December 12, 2021, by and among AEA-Bridges Sponsor LLC, LiveWire EV, LLC, LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), Harley-Davidson, Inc., John Garcia, John Replogle, and George Serafeim (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-262573), filed on May 20, 2022).
21	Harley-Davidson, Inc. Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

HARLEY-DAVIDSON, INC.
By:	/s/ Jochen Zeitz
Jochen Zeitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

Name	Title

/s/ Jochen Zeitz	Chairman, President and Chief Executive Officer
Jochen Zeitz	(Principal executive officer)

/s/ Gina Goetter	Chief Financial Officer
Gina Goetter	(Principal financial officer)

/s/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/s/ Troy Alstead	Director
Troy Alstead

/s/ R. John Anderson	Director
R. John Anderson

/s/ Michael J. Cave	Director
Michael J. Cave

/s/ Jared Dourdeville	Director
Jared Dourdeville

/s/ James D. Farley, Jr.	Director
James D. Farley, Jr.

/s/ Allan Golston	Director
Allan Golston

/s/ Sara L. Levinson	Director
Sara L. Levinson

/s/ Norman Thomas Linebarger	Non-Executive Chairman
Norman Thomas Linebarger

/s/ Rafeh Masood	Director
Rafeh Masood

/s/ Maryrose Sylvester	Director
Maryrose Sylvester