Form 10-Q
period 2023-03-31
HARLEY-DAVIDSON, INC.
filed 2023-05-10
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 143,760,258 shares of common stock as of April 28, 2023.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2023	March 27, 2022
Revenue:
Motorcycles and related products	$1,565,591	$1,303,171
Financial services	223,095	192,015
	1,788,686	1,495,186
Costs and expenses:
Motorcycles and related products cost of goods sold	1,007,301	895,536
Financial services interest expense	73,549	42,099
Financial services provision for credit losses	52,364	28,822
Selling, administrative and engineering expense	285,863	239,625
Restructuring benefit	—	(128)
	1,419,077	1,205,954
Operating income	369,609	289,232
Other income, net	20,096	11,030
Investment income (loss)	10,025	(1,979)
Interest expense	7,720	7,711
Income before income taxes	392,010	290,572
Income tax provision	90,181	68,070
Net income	301,829	222,502
Less: Loss attributable to noncontrolling interests	2,261	—
Net income attributable to Harley-Davidson, Inc.	$304,090	$222,502
Earnings per share:
Basic	$2.08	$1.46
Diluted	$2.04	$1.45
Cash dividends per share	$0.1650	$0.1575
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2023	March 27, 2022
Net income	$301,829	$222,502
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	10,121	(4,121)
Derivative financial instruments	(21,882)	9,928
Pension and postretirement benefit plans	(962)	5,502
	(12,723)	11,309
Comprehensive income	289,106	233,811
Less: Comprehensive loss attributable to noncontrolling interests	2,261	—
Comprehensive income attributable to Harley-Davidson, Inc.	$291,367	$233,811
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2023	December 31, 2022	March 27, 2022
ASSETS
Cash and cash equivalents	$1,561,200	$1,433,175	$1,393,731
Accounts receivable, net	333,533	252,225	254,286
Finance receivables, net of allowance of $62,706, $62,488, and $60,889	2,245,628	1,782,631	1,699,642
Inventories, net	830,521	950,960	714,259
Restricted cash	164,965	135,424	142,812
Other current assets	154,660	196,238	182,527
Current assets	5,290,507	4,750,653	4,387,257
Finance receivables, net of allowance of $295,725, $296,223, and $279,584	5,328,095	5,355,807	5,121,911
Property, plant and equipment, net	690,051	689,886	663,807
Pension and postretirement assets	336,569	320,133	399,029
Goodwill	62,426	62,090	62,607
Deferred income taxes	141,208	135,041	71,926
Lease assets	43,540	43,931	45,073
Other long-term assets	137,189	134,935	143,030
	$12,029,585	$11,492,476	$10,894,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$404,414	$378,002	$476,917
Accrued liabilities	625,296	620,945	597,924
Short-term deposits, net	144,854	79,710	65,049
Short-term debt	501,243	770,468	816,016
Current portion of long-term debt, net	1,408,777	1,684,782	1,327,357
Current liabilities	3,084,584	3,533,907	3,283,263
Long-term deposits, net	224,457	237,665	283,034
Long-term debt, net	5,275,169	4,457,052	4,470,086
Lease liabilities	26,674	26,777	27,633
Pension and postretirement liabilities	66,968	67,955	93,792
Deferred income taxes	31,032	29,528	9,578
Other long-term liabilities	224,852	232,784	218,153
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,711	1,704	1,704
Additional paid-in-capital	1,707,214	1,688,159	1,554,840
Retained earnings	2,770,616	2,490,649	2,040,867
Accumulated other comprehensive loss	(354,652)	(341,929)	(229,610)
Treasury stock, at cost	(1,031,831)	(935,064)	(858,700)
Total Harley-Davidson, Inc. shareholders' equity	3,093,058	2,903,519	2,509,101
Noncontrolling interest	2,791	3,289	—
Total equity	3,095,849	2,906,808	2,509,101
	$12,029,585	$11,492,476	$10,894,640

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2023	December 31, 2022	March 27, 2022
Balances held by consolidated variable interest entities (Note 10):
Finance receivables, net - current	$597,952	$559,651	$455,638
Other assets	$10,738	$9,805	$4,373
Finance receivables, net - non-current	$2,463,095	$2,317,956	$1,487,650
Restricted cash - current and non-current	$171,285	$141,128	$156,297
Current portion of long-term debt, net	$684,180	$619,683	$551,305
Long-term debt, net	$1,946,435	$1,825,525	$1,075,787
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2023	March 27, 2022
Net cash provided by operating activities (Note 6)	$46,677	$139,321
Cash flows from investing activities:
Capital expenditures	(45,114)	(27,999)
Origination of finance receivables	(917,145)	(1,058,461)
Collections on finance receivables	890,852	965,190
Other investing activities	821	135
Net cash used by investing activities	(70,586)	(121,135)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	693,276	495,785
Repayments of medium-term notes	(350,000)	(550,000)
Proceeds from securitization debt	547,706	—
Repayments of securitization debt	(310,640)	(271,499)
Borrowings of asset-backed commercial paper	—	62,455
Repayments of asset-backed commercial paper	(62,634)	(56,634)
Net (decrease) increase in unsecured commercial paper	(270,119)	64,521
Net increase in deposits	51,822	57,660
Dividends paid	(24,123)	(24,056)
Repurchase of common stock	(96,767)	(261,737)
Other financing activities	69	—
Net cash provided (used) by financing activities	178,590	(483,505)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,820	(1,743)
Net increase (decrease) in cash, cash equivalents and restricted cash	$158,501	$(467,062)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,579,177	$2,025,219
Net increase (decrease) in cash, cash equivalents and restricted cash	158,501	(467,062)
Cash, cash equivalents and restricted cash, end of period	$1,737,678	$1,558,157

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,561,200	$1,393,731
Restricted cash	164,965	142,812
Restricted cash included in Other long-term assets	11,513	21,614
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,737,678	$1,558,157
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2022	170,400,212	$1,704	$1,688,159	$2,490,649	$(341,929)	$(935,064)	$2,903,519	$3,289	$2,906,808
Net income	—	—	—	304,090	—	—	304,090	(2,261)	$301,829
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(12,723)	—	(12,723)	—	$(12,723)
Dividends ($0.1650 per share)	—	—	—	(24,123)	—	—	(24,123)	—	$(24,123)
Repurchase of common stock	—	—	—	—	—	(96,767)	(96,767)	—	$(96,767)
Share-based compensation	733,658	7	19,055	—	—	—	19,062	1,763	$20,825
Balance, March 31, 2023	171,133,870	1,711	1,707,214	2,770,616	(354,652)	(1,031,831)	3,093,058	2,791	3,095,849

Balance, December 31, 2021	169,364,686	$1,694	$1,547,011	$1,842,421	$(240,919)	$(596,963)	$2,553,244	$—	$2,553,244
Net income	—	—	—	222,502	—	—	222,502	—	$222,502
Other comprehensive income, net of tax (Note 15)	—	—	—	—	11,309	—	11,309	—	$11,309
Dividends ($0.1575 per share)	—	—	—	(24,056)	—	—	(24,056)	—	$(24,056)
Repurchase of common stock	—	—	—	—	—	(261,737)	(261,737)	—	$(261,737)
Share-based compensation	976,062	10	7,829	—	—	—	7,839	—	$7,839
Balance, March 27, 2022	170,340,748	1,704	1,554,840	2,040,867	(229,610)	(858,700)	2,509,101	—	2,509,101
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Use of Estimates
Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries and certain variable interest entities (VIEs) related to secured financing as the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated. The Company has a controlling equity interest in LiveWire Group, Inc. As the controlling shareholder, the Company consolidates LiveWire Group, Inc. results with additional adjustments to recognize non-controlling shareholder interests.
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS). The Company changed its segments in the period ended December 31, 2022. The change has been retrospectively reflected in the periods presented below.
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain resulting from foreign currency remeasurements was $3.3 million and $1.6 million for the three month periods ended March 31, 2023 and March 27, 2022, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of March 31, 2023 and March 27, 2022, the Consolidated statements of operations for the three month periods then ended, the Consolidated statements of comprehensive income for the three month periods then ended, the Consolidated statements of cash flows for the three month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods ended March 31, 2023 and March 27, 2022.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Fair Value Measurements – The Company assesses the inputs used to measure fair value using a three-tier hierarchy.
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
2. New Accounting Standards
Accounting Standards Recently Adopted
In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02). ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard (ASU 2016-13) that introduced the current expected credit losses (CECL) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company's consolidated financial statements.
3. Revenue
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue.
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
HDMC:
Motorcycles	$1,302,378	$1,057,005
Parts and accessories	167,671	165,320
Apparel	71,391	51,404
Licensing	6,210	6,497
Other	10,179	12,544
	1,557,829	1,292,770
LiveWire	7,762	10,401
Motorcycles and related products revenue	1,565,591	1,303,171

HDFS:
Interest income	182,270	161,734
Other	40,825	30,281
Financial services revenue	223,095	192,015
	$1,788,686	$1,495,186
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

	March 31, 2023	March 27, 2022
Balance, beginning of period	$44,100	$40,092
Balance, end of period	$43,176	$38,842
Previously deferred revenue recognized as revenue in the three months ended March 31, 2023 and March 27, 2022 was $6.8 million and $7.7 million, respectively. The Company expects to recognize approximately $17.8 million of the remaining unearned revenue over the next 12 months and $25.4 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2023 was 23.0% compared to 23.4% for the three months ended March 27, 2022.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2023	March 27, 2022
Net income attributable to Harley-Davidson, Inc.	$304,090	$222,502

Basic weighted-average shares outstanding	146,048	152,820
Effect of dilutive securities – employee stock compensation plan	2,883	1,104
Diluted weighted-average shares outstanding	148,931	153,924
Net earnings per share:
Basic	$2.08	$1.46
Diluted	$2.04	$1.45
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.3 million and 0.5 million shares for the three months ended March 31, 2023 and March 27, 2022, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022	March 27, 2022
Mutual funds	$34,017	$33,071	$45,189
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

	March 31, 2023	December 31, 2022	March 27, 2022
Raw materials and work in process	$387,466	$331,380	$376,600
Motorcycle finished goods	380,083	549,041	291,623
Parts and accessories and apparel	182,905	187,039	130,156
Inventory at lower of FIFO cost or net realizable value	950,454	1,067,460	798,379
Excess of FIFO over LIFO cost	(119,933)	(116,500)	(84,120)
	$830,521	$950,960	$714,259
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $369.3 million, $317.4 million and $348.1 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 31, 2023, December 31, 2022, and March 27, 2022, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Future maturities of the Company's certificates of deposit as of March 31, 2023 were as follows (in thousands):

2023	$81,167
2024	115,491
2025	39,740
2026	79,742
2027	54,158
Thereafter	—
Future maturities	370,298
Unamortized fees	(987)
$369,311
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
Cash flows from operating activities:
Net income	$301,829	$222,502
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	34,352	39,258
Amortization of deferred loan origination costs	21,858	22,995
Amortization of financing origination fees	3,011	3,701
Provision for long-term employee benefits	(16,939)	(5,050)
Employee benefit plan contributions and payments	(1,739)	(2,143)
Stock compensation expense	23,628	8,903
Net change in wholesale finance receivables related to sales	(487,314)	(205,727)
Provision for credit losses	52,364	28,822
Deferred income taxes	5,648	6,307
Other, net	(21,671)	(5,408)
Changes in current assets and liabilities:
Accounts receivable, net	(77,993)	(74,993)
Finance receivables – accrued interest and other	2,252	3,115
Inventories, net	123,047	(2,630)
Accounts payable and accrued liabilities	43,787	106,969
Other current assets	40,557	(7,300)
	(255,152)	(83,181)
Net cash provided by operating activities	$46,677	$139,321
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
Finance receivables, net were as follows (in thousands):

	March 31, 2023	December 31, 2022	March 27, 2022
Retail finance receivables	$6,708,103	$6,748,201	$6,511,845
Wholesale finance receivables	1,224,051	748,948	650,181
	7,932,154	7,497,149	7,162,026
Allowance for credit losses	(358,431)	(358,711)	(340,473)
	$7,573,723	$7,138,438	$6,821,553
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company’s outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. During the first quarter of 2023, the overall macro-economic conditions remained uncertain as near-term recession concerns did not abate, elevated levels of inflation continued to challenge the U.S. and global economies, and muted consumer confidence persisted, among other factors. As such, at the end the first quarter of 2023, the Company’s outlook on economic conditions and its probability weighting of its economic forecast scenarios were weighted towards a near-term recession.
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
Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended March 31, 2023
	Retail	Wholesale	Total
Balance, beginning of period	$345,275	$13,436	$358,711
Provision for credit losses	50,969	1,395	52,364
Charge-offs	(68,008)	—	(68,008)
Recoveries	15,364	—	15,364
Balance, end of period	$343,600	$14,831	$358,431
	Three months ended March 27, 2022
	Retail	Wholesale	Total
Balance, beginning of period	$326,320	$13,059	$339,379
Provision for credit losses	28,614	208	28,822
Charge-offs	(41,804)	—	(41,804)
Recoveries	14,076	—	14,076
Balance, end of period	$327,206	$13,267	$340,473
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

The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	March 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$284,656	$1,007,543	$547,008	$240,495	$133,205	$72,247	$2,285,154
Prime	314,959	1,317,733	799,814	378,539	224,682	170,944	3,206,671
Sub-prime	86,541	379,206	264,358	145,132	94,898	85,829	1,055,964
	686,156	2,704,482	1,611,180	764,166	452,785	329,020	6,547,789
Canadian Retail:
Super prime	10,428	44,213	26,550	15,250	9,921	4,668	111,030
Prime	3,650	14,850	9,711	6,482	4,439	3,917	43,049
Sub-prime	579	2,013	1,237	1,033	754	619	6,235
	14,657	61,076	37,498	22,765	15,114	9,204	160,314
	$700,813	$2,765,558	$1,648,678	$786,931	$467,899	$338,224	$6,708,103
Current-period gross charge-offs:
US Retail	$—	$23,440	$22,535	$10,215	$5,818	$5,100	$67,108
Canadian Retail	—	300	245	150	33	172	900
	$—	$23,740	$22,780	$10,365	$5,851	$5,272	$68,008

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$1,118,198	$612,890	$276,492	$159,550	$69,652	$26,701	$2,263,483
Prime	1,433,141	887,817	425,401	260,458	135,454	79,611	3,221,882
Sub-prime	420,660	298,153	164,946	108,372	57,993	46,827	1,096,951
	2,971,999	1,798,860	866,839	528,380	263,099	153,139	6,582,316
Canadian Retail:
Super prime	49,033	30,090	17,553	12,215	4,975	1,527	115,393
Prime	16,094	10,705	7,283	5,098	3,068	1,787	44,035
Sub-prime	2,223	1,402	1,173	869	475	315	6,457
	67,350	42,197	26,009	18,182	8,518	3,629	165,885
	$3,039,349	$1,841,057	$892,848	$546,562	$271,617	$156,768	$6,748,201

	March 27, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$311,114	$890,413	$422,454	$268,692	$139,540	$68,682	$2,100,895
Prime	394,793	1,247,764	627,102	407,242	233,630	176,018	3,086,549
Sub-prime	125,280	427,813	240,999	159,968	91,444	91,610	1,137,114
	831,187	2,565,990	1,290,555	835,902	464,614	336,310	6,324,558
Canadian Retail:
Super prime	14,015	47,025	29,382	23,367	11,524	4,515	129,828
Prime	4,228	15,842	11,513	8,349	5,454	4,391	49,777
Sub-prime	506	2,180	1,961	1,401	861	773	7,682
	18,749	65,047	42,856	33,117	17,839	9,679	187,287
	$849,936	$2,631,037	$1,333,411	$869,019	$482,453	$345,989	$6,511,845
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

The amortized cost of the Company's wholesale financial receivables, by vintage and credit quality indicator, was as follows (in thousands):

	March 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	857,152	335,247	9,123	6,191	11,130	5,208	1,224,051
	$857,152	$335,247	$9,123	$6,191	$11,130	$5,208	$1,224,051

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	714,238	11,478	6,646	8,457	7,938	191	748,948
	$714,238	$11,478	$6,646	$8,457	$7,938	$191	$748,948

	March 27, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	489,283	127,797	9,108	11,147	9,893	2,953	650,181
	$489,283	$127,797	$9,108	$11,147	$9,893	$2,953	$650,181
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against Financial Services interest income when the account is charged-off. The Company reversed $7.2 million and $4.9 million of accrued interest against Financial Services interest income during the three months ended March 31, 2023 and March 27, 2022, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of March 31, 2023, December 31, 2022 and March 27, 2022, all retail finance receivables were accounted for as interest-earning receivables.
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

There were no charged-off accounts during the three months ended March 31, 2023 and March 27, 2022. As such, the Company did not reverse any wholesale accrued interest in those periods. There were no dealers on non-accrual status at March 31, 2023, December 31, 2022, and March 27, 2022.
The aging analysis of the Company's finance receivables was as follows (in thousands):

	March 31, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,488,892	$125,327	$44,748	$49,136	$219,211	$6,708,103
Wholesale finance receivables	1,223,752	298	—	1	299	1,224,051
	$7,712,644	$125,625	$44,748	$49,137	$219,510	$7,932,154

	December 31, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,473,462	$152,343	$60,446	$61,950	$274,739	$6,748,201
Wholesale finance receivables	748,682	222	44	—	266	748,948
	$7,222,144	$152,565	$60,490	$61,950	$275,005	$7,497,149

	March 27, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,343,673	$99,705	$32,521	$35,946	$168,172	$6,511,845
Wholesale finance receivables	649,948	178	27	28	233	650,181
	$6,993,621	$99,883	$32,548	$35,974	$168,405	$7,162,026
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled loan modifications. Total finance receivables in troubled loan modifications were not significant as of March 31, 2023, December 31, 2022 and March 27, 2022. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
8. Derivative Financial Instruments and Hedging Activities
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
The Company periodically utilizes treasury rate and swap rate lock contracts to fix the interest rate on a portion of the principal related to an anticipated issuance of long-term debt and cross-currency swaps to mitigate the effect of foreign currency exchange rate fluctuations on its foreign currency-denominated debt. The Company also utilizes interest rate caps to facilitate certain asset-backed securitization transactions.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	March 31, 2023			December 31, 2022			March 27, 2022
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$530,175	$3,134	$12,659	$550,160	$6,054	$13,440	$585,451	$18,832	$3,576
Commodity contracts	906	—	339	1,361	—	410	964	316	—
Cross-currency swaps	2,127,240	—	34,685	1,367,460	—	36,101	1,367,460	18,835	—
Swap rate lock contracts	324,843	—	1,780	—	—	—	—	—	—
	$2,983,164	$3,134	$49,463	$1,918,981	$6,054	$49,951	$1,953,875	$37,983	$3,576

	Derivative Financial Instruments Not Designated as Hedging Instruments
	March 31, 2023			December 31, 2022			March 27, 2022
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$—	$—	$—	$—	$—	$—	$230,336	$587	$722
Commodity contracts	11,229	99	755	10,803	310	310	11,866	2,435	—
Interest rate caps	938,768	1,414	—	1,058,827	2,373	—	412,478	2,060	—
	$949,997	$1,513	$755	$1,069,630	$2,683	$310	$654,680	$5,082	$722

(a)Includes $1.4 million and $2.4 million of interest rate caps recorded in Other long-term assets as of March 31, 2023 and December 31, 2022, respectively, with all remaining amounts recorded in Other current assets.
(b)Includes $27.9 million and $24.2 million of cross-currency swaps recorded in Other long-term liabilities as of March 31, 2023 and December 31, 2022, respectively, with all remaining amounts recorded in Accrued liabilities.
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Three months ended
	March 31, 2023	March 27, 2022	March 31, 2023	March 27, 2022
Foreign currency contracts	$(1,706)	$8,444	$6,290	$5,655
Commodity contracts	(309)	562	(379)	226
Cross-currency swaps	1,416	(16,236)	21,625	(25,800)
Treasury rate lock contracts	1,139	—	(66)	(127)
Swap rate lock contracts	(1,780)	—	(5)	—
	$(1,240)	$(7,230)	$27,465	$(20,046)
The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended March 31, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,007,301	$285,863	$7,720	$73,549

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$6,290	$—	$—	$—
Commodity contracts	$(379)	$—	$—	$—
Cross-currency swaps	$—	$21,625	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$25
Swap rate lock contracts	$—	$—	$—	$(5)
	Three months ended March 27, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$895,536	$239,625	$7,711	$42,099

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$5,655	$—	$—	$—
Commodity contracts	$226	$—	$—	$—
Cross-currency swaps	$—	$(25,800)	$—	$—
Treasury rate lock contracts	$—	$—	$(91)	$(36)
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at March 31, 2023, estimated to be reclassified into income over the next 12 months was $17.6 million.

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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended
	March 31, 2023	March 27, 2022
Foreign currency contracts	$(627)	$(3,506)
Commodity contracts	(99)	2,387
Interest rate caps	(958)	1,700
	$(1,684)	$581
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
9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	March 31, 2023	December 31, 2022	March 27, 2022
Unsecured commercial paper	$501,243	$770,468	$816,016
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		March 31, 2023	December 31, 2022	March 27, 2022
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$62,195	$71,785	$95,664
Asset-backed U.S. commercial paper conduit facility		372,816	425,794	269,534
Asset-backed securitization debt		2,267,516	2,028,155	1,363,254
Unamortized discounts and debt issuance costs		(9,717)	(8,741)	(5,696)
		2,692,810	2,516,993	1,722,756
Unsecured notes (at par value):
Medium-term notes:
Due in 2022, issued June 2017	2.55%	—	—	400,000
Due in 2023, issued February 2018	3.35%	—	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	706,972	695,727	723,886
Due in 2024, issued November 2019(b)	3.14%	652,590	642,210	668,202
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	—	—
Unamortized discounts and debt issuance costs		(13,971)	(8,464)	(12,243)
		3,245,591	2,879,473	3,329,845

		March 31, 2023	December 31, 2022	March 27, 2022
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(4,455)	(4,632)	(5,158)
		745,545	745,368	744,842
		3,991,136	3,624,841	4,074,687
Long-term debt		6,683,946	6,141,834	5,797,443
Current portion of long-term debt, net		(1,408,777)	(1,684,782)	(1,327,357)
Long-term debt, net		$5,275,169	$4,457,052	$4,470,086
(a)€650.0 million par value remeasured to U.S. dollar at March 31, 2023, December 31, 2022, and March 27, 2022, respectively
(b)€600.0 million par value remeasured to U.S. dollar at March 31, 2023, December 31, 2022, and March 27, 2022, respectively

Future principal payments of the Company's debt obligations as of March 31, 2023 were as follows (in thousands):

2023	$1,783,948
2024	1,302,020
2025	1,857,244
2026	606,941
2027	663,172
Thereafter	1,000,007
Future principal payments	7,213,332
Unamortized discounts and debt issuance costs	(28,143)
$7,185,189
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	March 31, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,815,885	$(144,336)	$142,265	$8,799	$2,822,613	$2,257,799
Asset-backed U.S. commercial paper conduit facility	410,529	(21,031)	29,020	1,939	420,457	372,816
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	70,485	(2,980)	5,193	151	72,849	62,195
	$3,296,899	$(168,347)	$176,478	$10,889	$3,315,919	$2,692,810

	December 31, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,558,450	$(130,774)	$114,254	$7,899	$2,549,829	$2,019,414
Asset-backed U.S. commercial paper conduit facility	474,167	(24,236)	26,874	1,906	478,711	425,794
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	82,375	(3,452)	4,873	130	83,926	71,785
	$3,114,992	$(158,462)	$146,001	$9,935	$3,112,466	$2,516,993

	March 27, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$1,755,446	$(88,090)	$131,992	$3,724	$1,803,072	$1,357,558
Asset-backed U.S. commercial paper conduit facility	290,481	(14,549)	24,305	649	300,886	269,534
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	108,052	(4,457)	8,129	43	111,767	95,664
	$2,153,979	$(107,096)	$164,426	$4,416	$2,215,725	$1,722,756
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
During the first quarter of 2023, the Company transferred $628.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $550.0 million, or $547.7 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction. There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2022.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – The Company has a $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In November 2022, the Company renewed the U.S. Conduit Facility. As a result of the renewal, the agreement no longer allows for uncommitted additional borrowings, at the lender's discretion, of up to $300.0 million in addition to the $1.50 billion aggregate commitment. Prior to the November 2022 renewal, the Company drew against the $300.0 million of uncommitted additional borrowings that were available prior to the renewal and, at March 31, 2023, $72.8 million of the amount drawn remained outstanding. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. Subsequent to the November 2022 renewal, the interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. Prior to the renewal, if not funded by a conduit lender through the issuance of commercial paper, the terms of the interest were based on LIBOR or SOFR, as appropriate, with provisions for a transition to other benchmark rates. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2023, the U.S. Conduit Facility has an expiration date of November 17, 2023.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2023. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility.
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

Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 31, 2023, the Canadian Conduit has an expiration date of June 30, 2023.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $10.7 million at March 31, 2023. The maximum exposure is not an indication of the Company's expected loss exposure.
There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2023. During the first quarter of 2022, the Company transferred $25.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.2 million.
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,030,696	$858,000	$172,696
Marketable securities	34,017	34,017	—
Derivative financial instruments	4,647	—	4,647
	$1,069,360	$892,017	$177,343
Liabilities:
Derivative financial instruments	$50,218	$—	$50,218
LiveWire warrants	7,320	4,800	2,520
	$57,538	$4,800	$52,738

	December 31, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$805,629	$594,000	$211,629
Marketable securities	33,071	33,071	—
Derivative financial instruments	8,737	—	8,737
	$847,437	$627,071	$220,366
Liabilities:
Derivative financial instruments	$50,261	$—	$50,261
LiveWire warrants	8,388	5,500	2,888
	$58,649	$5,500	$53,149
	March 27, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$968,395	$803,400	$164,995
Marketable securities	45,189	45,189	—
Derivative financial instruments	43,065	—	43,065
	$1,056,649	$848,589	$208,060
Liabilities:
Derivative financial instruments	$4,298	$—	$4,298
LiveWire warrants	—	$—	$—
	$4,298	$—	$4,298
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $24.9 million, $20.7 million and 17.9 million as of March 31, 2023, December 31, 2022 and March 27, 2022, respectively, for which the fair value adjustment was a decrease of $6.8 million, $7.5 million and $0.6 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	March 31, 2023		December 31, 2022		March 27, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,611,579	$7,573,723	$7,248,353	$7,138,438	$6,920,395	$6,821,553
Liabilities:
Deposits, net	$391,238	$369,311	$339,981	$317,375	$359,995	$348,083
Debt:
Unsecured commercial paper	$501,243	$501,243	$770,468	$770,468	$816,016	$816,016
Asset-backed U.S. commercial paper conduit facility	$372,816	$372,816	$425,794	$425,794	$269,534	$269,534
Asset-backed Canadian commercial paper conduit facility	$62,195	$62,195	$71,785	$71,785	$95,664	$95,664
Asset-backed securitization debt	$2,240,966	$2,257,799	$1,996,550	$2,019,414	$1,343,706	$1,357,558
Medium-term notes	$3,153,175	$3,245,591	$2,760,093	$2,879,473	$3,326,310	$3,329,845
Senior notes	$665,665	$745,545	$661,630	$745,368	$724,089	$744,842
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

	Three months ended
	March 31, 2023	March 27, 2022
Balance, beginning of period	$75,960	$61,621
Warranties issued during the period	11,927	10,711
Settlements made during the period	(12,051)	(7,096)
Recalls and changes to pre-existing warranty liabilities	(1,168)	(141)
Balance, end of period	$74,668	$65,095
The liability for recall campaigns, included in the balance above, was $26.6 million, $29.7 million and $16.7 million at March 31, 2023, December 31, 2022 and March 27, 2022, respectively.
13. Employee Benefit Plans
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

	Three months ended
	March 31, 2023	March 27, 2022
Pension and SERPA Benefits:
Service cost	$1,294	$4,763
Interest cost	20,476	15,472
Expected return on plan assets	(36,519)	(31,476)
Amortization of unrecognized:
Prior service cost (credit)	188	(328)
Net (gain) loss	(181)	7,978
Settlement gain	(222)	(256)
Net periodic benefit income	$(14,964)	$(3,847)
Postretirement Healthcare Benefits:
Service cost	$797	$1,161
Interest cost	2,772	1,904
Expected return on plan assets	(4,281)	(3,809)
Amortization of unrecognized:
Prior service credit	(166)	(581)
Net (gain) loss	(1,097)	122
Net periodic benefit income	$(1,975)	$(1,203)
There are no required or planned voluntary qualified pension plan contributions for 2023. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.

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

In connection with this matter, in July 2022, the sub-supplier notified NHTSA of a population of brake hose assemblies that were non-compliant with select NHTSA laboratory test standards. Based on that filing, in August 2022, the Company notified NHTSA of the corresponding population of Harley-Davidson motorcycles containing those brake hose assemblies. In October 2022, the sub-supplier amended its original notification, expanding its population of non-compliant brake hose assemblies to include units produced by the sub-supplier for use in Harley-Davidson motorcycles beginning as early as model year 2008. In December 2022, the Company amended its August notification, expanding the population to also include Harley-Davidson motorcycles that contained the sub-supplier’s newly identified brake hose assemblies. On March 30, 2023, the sub-supplier again amended its notification to NHTSA, identifying additional compliance issues with its brake hose assemblies. The Company is currently evaluating the sub-supplier’s latest amended notification and plans to again amend its notification to NHTSA to align with the sub-supplier’s amended notification.

As permitted by federal law, both the sub-supplier and the Company have leveraged NHTSA’s standard process to petition the agency for a determination that these compliance issues are inconsequential to motor vehicle safety (an “Inconsequentiality Determination”). If NHTSA makes the Inconsequentiality Determination requested, the Company will be exempt from conducting a field action or a recall of its motorcycles related to this matter.

In its inconsequentiality petition, the Company has presented (and plans to further present) NHTSA with: (1) extensive independent, third-party and internal testing demonstrating that the brake hose assemblies at issue are robust to extreme conditions - which far exceed maximum expected motorcycle lifetime demands - with no impact to brake performance; and (2) real-world field safety data showing no documented crashes or injuries attributable to the identified compliance issues. The Company believes its petition is closely comparable to inconsequentiality petitions which have resulted in successful Inconsequentiality Determinations in the past. The Company is also confident that its position that the compliance issues are inconsequential to motor vehicle safety is strong and, therefore, no field action or recall will be necessary.

Based on its expectation that NHTSA will make an Inconsequentiality Determination, the Company does not expect that this matter will result in material costs in the future and no such costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity of the required repair, and the number of motorcycle owners that would participate. Based on the Company’s information and assumptions, it estimates the cost of a potential field action or recall, if it were to occur, could range from approximately $200 million to $400 million. While the Company anticipates this estimated range to change based on information most recently provided by the sub-supplier, the Company cannot make a reasonable updated estimate at this time. The Company maintains its expectation that NHTSA will make an Inconsequentiality Determination and that this matter will not result in any material field action or recall costs. If material field action or recall costs were to result, the Company would seek full recovery of those amounts.

15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended March 31, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
Other comprehensive income (loss), before reclassifications	10,976	(1,240)	—	9,736
Income tax (expense) benefit	(855)	374	—	(481)
	10,121	(866)	—	9,255
Reclassifications:
Net gain on derivative financial instruments	—	(27,465)	—	(27,465)
Prior service credits(a)	—	—	22	22
Actuarial gains(a)	—	—	(1,278)	(1,278)
Reclassifications before tax	—	(27,465)	(1,256)	(28,721)
Income tax benefit	—	6,449	294	6,743
	—	(21,016)	(962)	(21,978)
Other comprehensive (loss) income	10,121	(21,882)	(962)	(12,723)
Balance, end of period	$(70,150)	$(32,322)	$(252,180)	$(354,652)

	Three months ended March 27, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(3,804)	(7,230)	—	(11,034)
Income tax (expense) benefit	(317)	1,493	—	1,176
	(4,121)	(5,737)	—	(9,858)
Reclassifications:
Net loss on derivative financial instruments	—	20,046	—	20,046
Prior service credits(a)	—	—	(909)	(909)
Actuarial losses(a)	—	—	8,100	8,100
Reclassifications before tax	—	20,046	7,191	27,237
Income tax expense	—	(4,381)	(1,689)	(6,070)
	—	15,665	5,502	21,167
Other comprehensive (loss) income	(4,121)	9,928	5,502	11,309
Balance, end of period	$(48,522)	$7,923	$(189,011)	$(229,610)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

16. Reportable Segments
The Company operates in three business segments: HDMC, LiveWire and HDFS. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Company changed its segments in the period ended December 31, 2022. The change has been retrospectively reflected in the periods presented below.
Selected segment information is set forth below (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
HDMC:
Revenue	$1,557,829	$1,292,770
Gross profit	557,026	407,582
Selling, administrative and engineering expense	221,290	188,776
Restructuring benefit	—	(128)
Operating income	335,736	218,934
LiveWire:
Revenue	7,762	10,401
Gross profit	1,264	53
Selling, administrative and engineering expense	25,811	16,112
Operating loss	(24,547)	(16,059)
HDFS:
Financial services revenue	223,095	192,015
Financial services expense	164,675	105,658
Operating income	58,420	86,357
Operating income	$369,609	$289,232
Total assets for the HDMC, LiveWire and HDFS segments were $3.1 billion, $325.8 million and $8.6 billion, respectively, as of March 31, 2023, $3.3 billion, $351.4 million and $7.9 billion, respectively, as of December 31, 2022, and $2.9 billion, $75.7 million and $7.9 billion, respectively, as of March 27, 2022.
17. Supplemental Consolidating Data
The supplemental consolidating data includes separate legal entity data for Harley-Davidson Financial Services, Inc. and its subsidiaries (Financial Services Entities) and all other Harley-Davidson, Inc. entities (Non-Financial Services Entities). This information is presented to highlight the separate financial statement impacts of the Company's Financial Services Entities and its Non-Financial Services Entities. The legal entity income statement information presented below differs from reportable segment income statement information due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended March 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,567,709	$—	$(2,118)	$1,565,591
Financial services	—	223,523	(428)	223,095
	1,567,709	223,523	(2,546)	1,788,686
Costs and expenses:
Motorcycles and related products cost of goods sold	1,007,301	—	—	1,007,301
Financial services interest expense	—	73,549	—	73,549
Financial services provision for credit losses	—	52,364	—	52,364
Selling, administrative and engineering expense	247,695	40,880	(2,712)	285,863
	1,254,996	166,793	(2,712)	1,419,077
Operating income	312,713	56,730	166	369,609
Other income, net	20,096	—	—	20,096
Investment income	10,025	—	—	10,025
Interest expense	7,720	—	—	7,720
Income before income taxes	335,114	56,730	166	392,010
Provision for income taxes	78,729	11,452	—	90,181
Net income	256,385	45,278	166	301,829
Less: (income) loss attributable to noncontrolling interests	2,261	—	—	2,261
Net income attributable to Harley-Davidson, Inc.	$258,646	$45,278	$166	$304,090

	Three months ended March 27, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,306,293	$—	$(3,122)	$1,303,171
Financial services	—	192,390	(375)	192,015
	1,306,293	192,390	(3,497)	1,495,186
Costs and expenses:
Motorcycles and related products cost of goods sold	895,536	—	—	895,536
Financial services interest expense	—	42,099	—	42,099
Financial services provision for credit losses	—	28,822	—	28,822
Selling, administrative and engineering expense	205,417	37,858	(3,650)	239,625
Restructuring benefit	(128)	—	—	(128)
	1,100,825	108,779	(3,650)	1,205,954
Operating income	205,468	83,611	153	289,232
Other income, net	11,030	—	—	11,030
Investment loss	(1,979)	—	—	(1,979)
Interest expense	7,711	—	—	7,711
Income before income taxes	206,808	83,611	153	290,572
Provision for income taxes	47,847	20,223	—	68,070
Net income	158,961	63,388	153	222,502
Less: (income) loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Harley-Davidson, Inc.	$158,961	$63,388	$153	$222,502

	March 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$876,248	$684,952	$—	$1,561,200
Accounts receivable, net	798,728	—	(465,195)	333,533
Finance receivables, net	—	2,245,628	—	2,245,628
Inventories, net	830,521	—	—	830,521
Restricted cash	—	164,965	—	164,965
Other current assets	110,559	50,727	(6,626)	154,660
	2,616,056	3,146,272	(471,821)	5,290,507
Finance receivables, net	—	5,328,095	—	5,328,095
Property, plant and equipment, net	667,474	22,577	—	690,051
Pension and postretirement assets	336,569	—	—	336,569
Goodwill	62,426	—	—	62,426
Deferred income taxes	58,175	83,725	(692)	141,208
Lease assets	37,868	5,672	—	43,540
Other long-term assets	217,124	28,650	(108,585)	137,189
	$3,995,692	$8,614,991	$(581,098)	$12,029,585
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$375,395	$494,214	$(465,195)	$404,414
Accrued liabilities	488,814	142,192	(5,710)	625,296
Short-term deposits, net	—	144,854	—	144,854
Short-term debt	—	501,243	—	501,243
Current portion of long-term debt, net	—	1,408,777	—	1,408,777
	864,209	2,691,280	(470,905)	3,084,584
Long-term deposits, net	—	224,457	—	224,457
Long-term debt, net	745,545	4,529,624	—	5,275,169
Lease liabilities	21,160	5,514	—	26,674
Pension and postretirement liabilities	66,968	—	—	66,968
Deferred income taxes	28,180	2,852	—	31,032
Other long-term liabilities	155,487	67,626	1,739	224,852
Commitments and contingencies (Note 14)
Shareholders’ equity	2,114,143	1,093,638	(111,932)	3,095,849
	$3,995,692	$8,614,991	$(581,098)	$12,029,585

	March 27, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$678,616	$715,115	$—	$1,393,731
Accounts receivable, net	601,148	—	(346,862)	254,286
Finance receivables, net	—	1,699,642	—	1,699,642
Inventories, net	714,259	—	—	714,259
Restricted cash	—	142,812	—	142,812
Other current assets	149,955	61,455	(28,883)	182,527
	2,143,978	2,619,024	(375,745)	4,387,257
Finance receivables, net	—	5,121,911	—	5,121,911
Property, plant and equipment, net	636,216	27,591	—	663,807
Pension and postretirement assets	399,029	—	—	399,029
Goodwill	62,607	—	—	62,607
Deferred income taxes	—	75,185	(3,259)	71,926
Lease assets	38,126	6,947	—	45,073
Other long-term assets	210,157	37,595	(104,722)	143,030
	$3,490,113	$7,888,253	$(483,726)	$10,894,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$434,731	$389,048	$(346,862)	$476,917
Accrued liabilities	495,921	129,581	(27,578)	597,924
Short-term deposits, net	—	65,049	—	65,049
Short-term debt	—	816,016	—	816,016
Current portion of long-term debt, net	—	1,327,357	—	1,327,357
	930,652	2,727,051	(374,440)	3,283,263
Long-term deposits, net	—	283,034	—	283,034
Long-term debt, net	744,842	3,725,244	—	4,470,086
Lease liabilities	20,544	7,089	—	27,633
Pension and postretirement liabilities	93,792	—	—	93,792
Deferred income taxes	10,478	1,848	(2,748)	9,578
Other long-term liabilities	165,990	50,190	1,973	218,153
Commitments and contingencies (Note 14)
Shareholders’ equity	1,523,815	1,093,797	(108,511)	2,509,101
	$3,490,113	$7,888,253	$(483,726)	$10,894,640

	Three months ended March 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$256,385	$45,278	$166	$301,829
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	32,120	2,232	—	34,352
Amortization of deferred loan origination costs	—	21,858	—	21,858
Amortization of financing origination fees	177	2,834	—	3,011
Provision for long-term employee benefits	(16,939)	—	—	(16,939)
Employee benefit plan contributions and payments	(1,739)	—	—	(1,739)
Stock compensation expense	22,494	1,134	—	23,628
Net change in wholesale finance receivables related to sales	—	—	(487,314)	(487,314)
Provision for credit losses	—	52,364	—	52,364
Deferred income taxes	4,261	1,717	(330)	5,648
Other, net	(18,087)	(3,418)	(166)	(21,671)
Changes in current assets and liabilities:
Accounts receivable, net	(426,221)	—	348,228	(77,993)
Finance receivables – accrued interest and other	—	2,252	—	2,252
Inventories, net	123,047	—	—	123,047
Accounts payable and accrued liabilities	14,610	379,094	(349,917)	43,787
Other current assets	25,342	13,131	2,084	40,557
	(240,935)	473,198	(487,415)	(255,152)
Net cash provided by operating activities	15,450	518,476	(487,249)	46,677
Cash flows from investing activities:
Capital expenditures	(44,894)	(220)	—	(45,114)
Origination of finance receivables	—	(2,100,019)	1,182,874	(917,145)
Collections on finance receivables	—	1,586,477	(695,625)	890,852
Other investing activities	821	—	—	821
Net cash used by investing activities	(44,073)	(513,762)	487,249	(70,586)

	Three months ended March 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	693,276	—	693,276
Repayments of medium-term notes	—	(350,000)	—	(350,000)
Proceeds from securitization debt	—	547,706	—	547,706
Repayments of securitization debt	—	(310,640)	—	(310,640)
Repayments of asset-backed commercial paper	—	(62,634)	—	(62,634)
Net decrease in unsecured commercial paper	—	(270,119)	—	(270,119)
Net increase in deposits	—	51,822	—	51,822
Dividends paid	(24,123)	—	—	(24,123)
Repurchase of common stock	(96,767)	—	—	(96,767)
Other financing activities	69	—	—	69
Net cash (used) provided by financing activities	(120,821)	299,411	—	178,590
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,894	(74)	—	3,820
Net (decrease) increase in cash, cash equivalents and restricted cash	$(145,550)	$304,051	$—	$158,501

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net (decrease) increase in cash, cash equivalents and restricted cash	(145,550)	304,051	—	158,501
Cash, cash equivalents and restricted cash, end of period	$876,248	$861,430	$—	$1,737,678

	Three months ended March 27, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$158,961	$63,388	$153	$222,502
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	37,106	2,152	—	39,258
Amortization of deferred loan origination costs	—	22,995	—	22,995
Amortization of financing origination fees	174	3,527	—	3,701
Provision for long-term employee benefits	(5,050)	—	—	(5,050)
Employee benefit plan contributions and payments	(2,143)	—	—	(2,143)
Stock compensation expense	8,233	670	—	8,903
Net change in wholesale finance receivables related to sales	—	—	(205,727)	(205,727)
Provision for credit losses	—	28,822	—	28,822
Deferred income taxes	6,176	665	(534)	6,307
Other, net	(5,322)	67	(153)	(5,408)
Changes in current assets and liabilities:
Accounts receivable, net	(319,329)	—	244,336	(74,993)
Finance receivables – accrued interest and other	—	3,115	—	3,115
Inventories, net	(2,630)	—	—	(2,630)
Accounts payable and accrued liabilities	86,546	289,876	(269,453)	106,969
Other current assets	(47,418)	14,467	25,651	(7,300)
	(243,657)	366,356	(205,880)	(83,181)
Net cash (used) provided by operating activities	(84,696)	429,744	(205,727)	139,321
Cash flows from investing activities:
Capital expenditures	(27,149)	(850)	—	(27,999)
Origination of finance receivables	—	(2,023,861)	965,400	(1,058,461)
Collections on finance receivables	—	1,724,863	(759,673)	965,190
Other investing activities	135	—	—	135
Net cash used by investing activities	(27,014)	(299,848)	205,727	(121,135)

	Three months ended March 27, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(550,000)	—	(550,000)
Repayments of securitization debt	—	(271,499)	—	(271,499)
Borrowings of asset-backed commercial paper	—	62,455	—	62,455
Repayments of asset-backed commercial paper	—	(56,634)	—	(56,634)
Net decrease in unsecured commercial paper	—	64,521	—	64,521
Net increase in deposits	—	57,660	—	57,660
Dividends paid	(24,056)	—	—	(24,056)
Repurchase of common stock	(261,737)	—	—	(261,737)
Net cash used by financing activities	(285,793)	(197,712)	—	(483,505)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,086)	343	—	(1,743)
Net decrease in cash, cash equivalents and restricted cash	$(399,589)	$(67,473)	$—	$(467,062)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net decrease in cash, cash equivalents and restricted cash	(399,589)	(67,473)	—	(467,062)
Cash, cash equivalents and restricted cash, end of period	$678,616	$879,541	$—	$1,558,157
18. Subsequent Event
In April 2023, the Company issued €700.0 million of medium-term notes that mature in April 2026 and have an annual interest rate of 6.36%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all its subsidiaries. Harley-Davidson, Inc. operates in three segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
The “% Change” figures included in the Results of Operations sections were calculated using unrounded dollar amounts and may differ from calculations using the rounded dollar amounts presented. Certain “% Change” deemed not meaningful (NM) have been excluded.
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," “is on-track,” "sees," "feels," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of April 27, 2023 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 10, 2023), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $304.1 million, or $2.04 per diluted share, in the first quarter of 2023 compared to $222.5 million, or $1.45 per diluted share, in the first quarter of 2022.
In the first quarter of 2023, HDMC segment operating income was $335.7 million, up $116.8 million from the first quarter of 2022. The increase in operating income from the HDMC segment for the first quarter of 2023 was driven primarily by higher motorcycle shipments, price increases and favorable product mix partially offset by the impact of unfavorable foreign currency exchange rates and increased operating expenses compared to the same quarter last year. Operating loss from the LiveWire segment in the first quarter of 2023 was $24.5 million compared to an operating loss of $16.1 million in the prior year quarter due primarily to lower electric motorcycle and electric balance bike shipments and increased operating expenses. Operating income from the HDFS segment in the first quarter of 2023 was $58.4 million, down $27.9 million compared to the prior year quarter due primarily to higher interest expense and an increase in the provision for credit losses.
Retail sales of new Harley-Davidson motorcycles in the first quarter of 2023 were down 12.4% compared to the first quarter of 2022, including a decline of 17.3% and 3.3% in U.S. and international markets, respectively. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company(1)
Supply Chain Challenges – Starting in 2020, the Company began to experience disruption and increasing costs related to global supply chain challenges, including global semiconductor chip shortages. During the second half of 2022, these cost increases began to moderate primarily through the normalization of logistics inflation and to a lesser extent raw materials inflation which slowed as metal markets improved. In addition, during the second half of 2022, the Company began to reduce its reliance on expedited shipping. During the first quarter of 2023, the Company continued to experience a moderate level of cost inflation, primarily related to labor and warehousing costs, partially offset by deflation related to freight and raw materials. The Company also continued to reduce its use of expedited modes of freight during the first quarter of 2023. The Company continues to expect overall supply-chain cost inflation to moderate for the 2023 full year, as compared to 2022.
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

In connection with this matter, in July 2022, the sub-supplier notified NHTSA of a population of brake hose assemblies that were non-compliant with select NHTSA laboratory test standards. Based on that filing, in August 2022, the Company notified NHTSA of the corresponding population of Harley-Davidson motorcycles containing those brake hose assemblies. In October 2022, the sub-supplier amended its original notification, expanding its population of non-compliant brake hose assemblies to include units produced by the sub-supplier for use in Harley-Davidson motorcycles beginning as early as model year 2008. In December 2022, the Company amended its August notification, expanding the population to also include Harley-Davidson motorcycles that contained the sub-supplier’s newly identified brake hose assemblies. On March 30, 2023, the sub-supplier again amended its notification to NHTSA, identifying additional compliance issues with its brake hose assemblies. The Company is currently evaluating the sub-supplier’s latest amended notification and plans to again amend its notification to NHTSA to align with the sub-supplier’s amended notification.

As permitted by federal law, both the sub-supplier and the Company have leveraged NHTSA’s standard process to petition the agency for a determination that these compliance issues are inconsequential to motor vehicle safety (an “Inconsequentiality Determination”). If NHTSA makes the Inconsequentiality Determination requested, the Company will be exempt from conducting a field action or a recall of its motorcycles related to this matter.

In its inconsequentiality petition, the Company has presented (and plans to further present) NHTSA with: (1) extensive independent, third-party and internal testing demonstrating that the brake hose assemblies at issue are robust to extreme conditions - which far exceed maximum expected motorcycle lifetime demands - with no impact to brake performance; and (2) real-world field safety data showing no documented crashes or injuries attributable to the identified compliance issues. The Company believes its petition is closely comparable to inconsequentiality petitions which have resulted in successful Inconsequentiality Determinations in the past. The Company is also confident that its position that the compliance issues are inconsequential to motor vehicle safety is strong and, therefore, no field action or recall will be necessary.

Based on its expectation that NHTSA will make an Inconsequentiality Determination, the Company does not expect that this matter will result in material costs in the future and no such costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity of the required repair, and the number of motorcycle owners that would participate. Based on the Company’s information and assumptions, it estimates the cost of a potential field action or recall, if it were to occur, could range from approximately $200 million to $400 million. While the Company anticipates this estimated range to change based on information most recently provided by the sub-supplier, the Company cannot make a reasonable updated estimate at this time. The Company maintains its expectation that NHTSA will make an Inconsequentiality Determination and that this matter will not result in any material field action or recall costs. If material field action or recall costs were to result, the Company would seek full recovery of those amounts.

Interest Rates - Interest rates increased significantly during 2022 and continued to increase in 2023 as central banks attempted to reduce inflation. Rising interest rates may adversely impact HDFS's interest income margin to the extent HDFS is unable to offset a higher cost of funds with increased interest rates on products it offers to its customers. Additionally, higher interest rates may make the Company’s motorcycles less affordable, adversely impact product mix or impact customers’ ability to obtain financing to purchase the Company’s motorcycles.
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
Guidance(1)
On April 27, 2023, the Company shared the following guidance for 2023:
The Company expects HDMC revenue growth of between 4% and 7% in 2023 compared to 2022. The Company expects revenue to be positively impacted by modest unit growth, beneficial product mix as the Company focuses on its most profitable products, and pricing actions intended to offset a moderated inflationary outlook. Furthermore, the Company expects revenue growth from parts and accessories and apparel and licensing as it executes The Hardwire strategy.
The Company expects HDMC operating margin as a percent of revenue to be in the range of 14.1% to 14.6% in 2023. The Company believes the anticipated positive impact of pricing and supply chain productivity will offset cost inflation and unfavorability related to foreign currency exchange rates.
Considering the impact of the suspension of production and shipments for approximately two weeks during the second quarter of 2022, the Company expects the year-over-year HDMC revenue growth rate in the first half of 2023 to be in the high teens. In addition, the Company expects an HDMC operating income margin percent in the high teens for the first half of 2023. In the second half of 2023, the Company expects HDMC revenue and operating income to be down compared to 2022 based on more normalized production and seasonality as compared to 2022. For HDFS, the Company expects the forecasted year-over-year operating income decline to moderate in the second half of the year compared to the first half given the historical seasonality of credit losses and the impact of borrowing cost increases experienced by HDFS in the second half of 2022.
The Company expects to sell 750 to 2,000 LiveWire motorcycle units and a LiveWire operating loss of $115 million to $125 million in 2023. The LiveWire expectations assume a launch of LiveWire's Del Mar electric motorcycle in the third quarter of 2023, consistent with the Company's current planned launch timeline.
The Company expects HDFS operating income to decline 20% to 25% in 2023 compared to 2022. This decline is largely a result of the higher interest rate environment causing the Company's borrowing costs to increase combined with an increase in credit losses. The Company recognizes there is risk that the current economic outlook and its expectation for credit losses could deteriorate during the remainder of the year. HDFS has several actions underway to mitigate the impact of losses, including increased investment behind collections and stronger repossession efforts.
The Company has a cost productivity target to eliminate $400 million of incremental costs by 2025. The Company reduced costs by approximately $50 million during 2022 and expects to reduce an additional $140 million in 2023 through production efficiency and reduced waste which is reflected in the Company guidance above.
The Company expects capital investments in 2023 of between $225 and $250 million. The Company plans to continue to invest behind product development and capability enhancement in support of The Hardwire strategy.
The Company's capital allocation priorities are to fund growth through The Hardwire initiatives, to pay dividends, and to execute discretionary share repurchases.
Results of Operations for the Three Months Ended March 31, 2023
Compared to the Three Months Ended March 27, 2022
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 31, 2023	March 27, 2022	Increase (Decrease)
Operating income - HDMC	$335,736	$218,934	$116,802
Operating loss - LiveWire	(24,547)	(16,059)	(8,488)
Operating income - HDFS	58,420	86,357	(27,937)
Operating income	369,609	289,232	80,377
Other income, net	20,096	11,030	9,066
Investment income (loss)	10,025	(1,979)	12,004
Interest expense	7,720	7,711	9
Income before income taxes	392,010	290,572	101,438
Income tax provision	90,181	68,070	22,111
Net income	301,829	222,502	79,327
Less: Loss attributable to noncontrolling interests	2,261	—	2,261
Net income attributable to Harley-Davidson, Inc.	$304,090	$222,502	$81,588
Diluted earnings per share	$2.04	$1.45	$0.59
The Company reported operating income of $369.6 million in the first quarter of 2023 compared to $289.2 million in the same period last year. The HDMC segment reported operating income of $335.7 million in the first quarter of 2023, an increase of $116.8 million compared to the first quarter of 2022. Operating loss from the LiveWire segment increased $8.5 million compared to the first quarter of 2022. Operating income from the HDFS segment decreased $27.9 million compared to the first quarter of 2022. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income in the first quarter of 2023 was higher than in the first quarter of 2022, impacted by higher non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first quarter of 2023 was 23.0% compared to 23.4% for the first quarter of 2022.
Diluted earnings per share was $2.04 in the first quarter of 2023, up 40.7% from the same period last year. Diluted weighted average shares outstanding decreased from 153.9 million in the first quarter of 2022 to 148.9 million in the first quarter of 2023, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	March 31, 2023	March 31, 2022	(Decrease) Increase	% Change
United States	24,277	29,344	(5,067)	(17.3)%
Canada	1,744	1,869	(125)	(6.7)
North America	26,021	31,213	(5,192)	(16.6)
Europe/Middle East/Africa (EMEA)	5,917	6,290	(373)	(5.9)
Asia Pacific	6,881	6,699	182	2.7
Latin America	606	809	(203)	(25.1)
	39,425	45,011	(5,586)	(12.4)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 12.4% during the first quarter of 2023 compared to the same period last year, driven primarily by a decline in North America. The Company believes retail sales in North America were adversely impacted during the first quarter of 2023 by the timing of new model year shipments, which includes rollouts of the Company's anniversary models on a staggered basis and the introduction of other new products subsequent to the first quarter, as well as shifting macro-economic conditions.
Worldwide average retail inventory of new motorcycles was up 70% and 24% during the first quarter of 2023 compared to the first quarter of 2022 and the fourth quarter of 2022, respectively. Improved production in the first quarter of this year and in the second half of 2022 has allowed for improved product availability in the dealer network ahead of the riding season. Average retail inventory is calculated based on a four-point average including inventory on the first day of the quarter and each subsequent month-end within the quarter.
In the U.S., new motorcycle transaction prices on average as a percent of Manufacturer's Suggested Retail Prices were within the Company's targeted range of plus or minus 2% during the first quarter of 2023. As retail inventory levels of new motorcycles improved, the Company observed used motorcycle prices relative to new were lower on average in the first quarter of 2023 compared to the first quarter of 2022. The Company believes used prices remain healthy relative to historical levels.

Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first three months of 2023 compared to the first three months of 2022 on lower retail sales relative to the industry. The Company's European market share of new 601+cc motorcycles for the first three months of 2023 increased compared to the first three months of 2022. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Three months ended
	March 31, 2023	March 31, 2022	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	59,262	62,207	(2,945)	(4.7)%
Europe(c)	121,574	107,786	13,788	12.8%

Harley-Davidson market share data:
United States(b)	39.5%	47.1%	(7.6)	pts.
Europe(c)	5.0%	4.9%	0.1	pts.
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
HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	March 31, 2023		March 27, 2022		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	42,588	68.4%	35,819	65.4%	6,769	18.9%

Worldwide motorcycle shipments:
Grand American Touring(a)	32,219	51.8%	26,012	47.5%	6,207	23.9%
Cruiser	21,258	34.1%	15,563	28.5%	5,695	36.6
Sportster® / Street	5,544	8.9%	9,654	17.6%	(4,110)	(42.6)
Lightweight	1,041	1.7%	—	—%	1,041	100.0
Adventure Touring	2,175	3.5%	3,517	6.4%	(1,342)	(38.2)
	62,237	100.0%	54,746	100.0%	7,491	13.7%
(a)Includes CVOTM and Trike
The Company shipped 62,237 motorcycles worldwide during the first quarter of 2023, which was 13.7% higher than the first quarter of 2022. The Company's shipments to dealers were up compared to the same quarter last year on higher production as the Company launched its new 2023 model year motorcycles ahead of the riding season. The Company also began shipping Lightweight motorcycles to dealers in China during the first quarter of 2023.
During the first quarter of 2023, the Company shipped a higher mix of Grand American Touring and Cruiser motorcycles as a percent of total shipments and a lower mix of Sportster / Street and Adventure Touring motorcycles.

Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	March 31, 2023	March 27, 2022	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,302,378	$1,057,005	$245,373	23.2%
Parts and accessories	167,671	165,320	2,351	1.4
Apparel	71,391	51,404	19,987	38.9
Licensing	6,210	6,497	(287)	(4.4)
Other	10,179	12,544	(2,365)	(18.9)
	1,557,829	1,292,770	265,059	20.5
Cost of goods sold	1,000,803	885,188	115,615	13.1
Gross profit	557,026	407,582	149,444	36.7
Operating expenses:
Selling & administrative expense	197,439	163,014	34,425	21.1
Engineering expense	23,851	25,762	(1,911)	(7.4)
Restructuring benefit	—	(128)	128	(100.0)
	221,290	188,648	32,642	17.3
Operating income	$335,736	$218,934	$116,802	53.4%
Operating margin	21.6%	16.9%	4.6	pts.
The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2022 to the first quarter of 2023 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 27, 2022	$1,292.8	$885.2	$407.6
Volume	153.2	109.0	44.2
Price and sales incentives	103.8	—	103.8
Foreign currency exchange rates and hedging	(28.6)	(6.1)	(22.5)
Shipment mix	36.6	7.8	28.8
Raw material prices	—	(6.8)	6.8
Manufacturing and other costs	—	11.7	(11.7)
	265.0	115.6	149.4
Three months ended March 31, 2023	$1,557.8	$1,000.8	$557.0
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2022 to the first quarter of 2023 were as follows:
•The increase in volume was primarily due to higher motorcycle shipments and higher apparel sales.
•Revenue benefited from higher prices on new model year 2023 motorcycles.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar, partially offset by favorable net foreign currency gains associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix had a favorable impact on gross profit.
•Raw material costs benefited from continued moderation in the rate of inflation related primarily to metals.
•Manufacturing and other costs increased due to supply chain cost inflation and other startup costs experienced in the quarter, partially offset by productivity savings including reduced reliance on expedited freight.
Operating expenses were higher in the first quarter of 2023 compared to the same period last year related to Hardwire initiatives and employee-related costs.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	March 31, 2023	March 27, 2022	Increase (Decrease)	% Change
Revenue	$7,762	$10,401	$(2,639)	(25.4)%
Cost of goods sold	6,498	10,348	(3,850)	(37.2)%
Gross profit	1,264	53	1,211	2,284.9
Selling, administrative and engineering expense	25,811	16,112	9,699	60.2
Operating loss	$(24,547)	$(16,059)	$(8,488)	52.9%

LiveWire motorcycle unit shipments	63	97	(34)	(35.1)
During the first quarter of 2023, revenue decreased by $2.6 million, or 25.4%, compared to the first quarter of 2022. The decrease was primarily due to lower revenue driven by lower volumes on electric motorcycles and electric balance bikes. Cost of sales decreased by $3.9 million, or 37.2%, during the first quarter of 2023 compared to the first quarter of 2022 on lower volumes.
During the first quarter of 2023, selling, administrative and engineering expense increased $9.7 million, or 60.2%, compared to the first quarter of 2022 driven by higher product development costs as well as higher costs associated with standing up the new organization.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022	Increase (Decrease)	% Change
Revenue:
Interest income	$182,270	$161,734	$20,536	12.7%
Other income	40,825	30,281	10,544	34.8
	223,095	192,015	31,080	16.2
Expenses:
Interest expense	73,549	42,099	31,450	74.7
Provision for credit losses	52,364	28,822	23,542	81.7
Operating expense	38,762	34,737	4,025	11.6
	164,675	105,658	59,017	55.9
Operating income	$58,420	$86,357	$(27,937)	(32.4)%
Interest income was higher for the first three months of 2023 compared to the same period last year, primarily due to higher average outstanding finance receivables at a higher average yield. Other income increased largely driven by higher investment income and insurance revenue. Interest expense increased due to higher average outstanding debt at a higher average interest rate.

The provision for credit losses increased $23.5 million compared to the first quarter of 2022, primarily driven by higher retail delinquencies and credit losses, which returned to pre-COVID-19 pandemic levels at the end of 2022. The Company experienced higher retail delinquencies and credit losses as consumers faced increased pressure from higher debt levels and the impacts of inflation, both more generally as well as through higher payments on larger retail motorcycle loans. Further, the Company continues to experience challenges with motorcycle repossessions as the repossession industry contracted during the COVID-19 pandemic and has yet to expand to meet current demand. This has resulted in more motorcycle loans with larger loan balances that are in the later stages of delinquency being charged-off without a successful repossession. In the future, the Company anticipates recovering some portion of those charge-offs as the motorcycles are located, repossessed and sold at auction.

The allowance for credit losses at the end of the first quarter of 2023 was consistent with the balance at the end of 2022 as the overall macro-economic conditions remained uncertain given near-term recession concerns did not abate, elevated levels of inflation continued to challenge the U.S. and global economies, and muted consumer confidence persisted, among other factors. As such, at the end of the first quarter of 2023, the Company’s outlook on economic conditions and its probability weighting of its economic forecast scenarios were weighted towards a near-term recession.

Annualized losses on the Company's retail motorcycle loans were 3.21% during the first quarter of 2023 compared to 1.77% in the first quarter of 2022. The 30-day delinquency rate for retail motorcycle loans at March 31, 2023 increased to 3.74% from 2.87% at March 27, 2022.
Operating expenses increased $4.0 million compared to the first quarter of 2022 due in part to higher employee and repossession related costs as well as a valuation loss on a securitization interest rate cap.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
Balance, beginning of period	$358,711	$339,379
Provision for credit losses	52,364	28,822
Charge-offs, net of recoveries	(52,644)	(27,728)
Balance, end of period	$358,431	$340,473
Other Matters
Commitments and Contingencies
The Company is subject to lawsuits and other claims related to product, product recall, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 14 of the Notes to Consolidated financial statements for a discussion of the Company's commitments and contingencies.

Liquidity and Capital Resources
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity needs through a combination of cash and cash equivalents and availability under its credit facilities.
The Company believes its current cash, cash equivalents and availability under its credit facilities are sufficient to meet its liquidity requirements, consistent with its strategy. The Company expects to fund its operations, excluding the origination of finance receivables, primarily with cash flows from operating activities and cash and cash equivalents on hand.(1) The Company expects to fund the origination of finance receivables primarily with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and brokered certificates of deposit.(1)
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at March 31, 2023 were as follows (in thousands):

Cash and cash equivalents(a)		$1,561,200

U.S. commercial paper conduit facility:
Committed asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(300,000)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,200,000

Uncommitted asset-backed U.S. commercial paper conduit facility	72,816
Borrowings against uncommitted facility	(72,816)
Net asset-backed U.S. commercial paper conduit uncommitted facility availability	—
Total net U.S. commercial paper conduit facility availability		1,200,000

Asset-backed Canadian commercial paper conduit facility(b)(c)		92,295
Borrowings against committed facility		(62,195)
Net asset-backed Canadian commercial paper conduit facility		30,100

Availability under credit and conduit facilities:
Credit facilities		1,420,000
Commercial paper outstanding		(501,243)
Net credit facility availability		918,757
		$3,710,057
(a)Includes $236.0 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(c)C$125.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at March 31, 2023.
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of March 31, 2023 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A3	BBB-	Stable
Fitch	F2	BBB+	Stable
The Company recognizes that it must continue to monitor and adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding.(1) HDFS segment results could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through HDFS to provide loans to dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital.

Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
Net cash provided by operating activities	$46,677	$139,321
Net cash used by investing activities	(70,586)	(121,135)
Net cash provided (used) by financing activities	178,590	(483,505)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,820	(1,743)
Net increase (decrease) in cash, cash equivalents and restricted cash	$158,501	$(467,062)
Operating Activities
Cash flow provided by operating activities in the first three months of 2023 compared to the first three months of 2022 was adversely impacted by an increase in wholesale finance receivables, partially offset by a benefit from changes in working capital. Working capital was positively impacted by favorable changes in inventory, partially offset by less favorable changes in accounts payable compared to the first three months of 2022.
The Company continues to expect that it will generate sufficient cash inflows from operating activities to fund its ongoing operating cash requirements excluding operating cash requirements related to the origination of finance receivables which the Company expects to fund through the issuance of debt. The Company's ongoing operating cash requirements include those related to existing contractual commitments. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at March 31, 2023 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There are no required qualified pension plan contributions in 2023. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company has a liability for unrecognized tax benefits of $28.4 million and related accrued interest and penalties of $16.0 million as of March 31, 2023. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $45.1 million in the first three months of 2023 compared to $28.0 million in the same period last year. The Company's 2023 plan includes estimated capital investments between $225 million and $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables during the first three months of 2023 were $67.0 million lower compared to the same period last year due to lower retail finance receivable originations, partially offset by lower collections of finance receivables. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.165 and $0.158 per share totaling $24.1 million and $24.1 million during the first three months of 2023 and 2022, respectively.
Cash outflows for share repurchases were $96.8 million in the first three months of 2023 compared to $261.7 million in the same period last year. Share repurchases during the first three months of 2023 include $84.0 million or 2.0 million shares of common stock related to discretionary repurchases and $12.8 million or 0.3 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. As of March 31, 2023, there were 7.8 million shares remaining on a board-approved share repurchase authorization.

Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $0.3 billion in the first three months of 2023 compared to a net cash outflow of $0.2 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	March 31, 2023	March 27, 2022
Outstanding debt:
Unsecured commercial paper	$501,243	$816,016
Asset-backed Canadian commercial paper conduit facility	62,195	95,664
Asset-backed U.S. commercial paper conduit facility	372,816	269,534
Asset-backed securitization debt, net	2,257,799	1,357,558
Medium-term notes, net	3,245,591	3,329,845
Senior notes, net	745,545	744,842
	$7,185,189	$6,613,459

Deposits, net	$369,311	$348,083
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $369.3 million and $348.1 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 31, 2023 and March 27, 2022, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of March 31, 2023 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at March 31, 2023 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$706,972(a)	4.94%	May 2020	May 2023
$652,590(b)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
(a)€650.0 million par value remeasured to U.S. dollar at March 31, 2023
(b)€600.0 million par value remeasured to U.S. dollar at March 31, 2023

The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $14.0 million and $12.2 million at March 31, 2023 and March 27, 2022, respectively. During the first quarter of 2023, $350.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2022, $550.0 million of 4.05% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 31, 2023, the Canadian Conduit has an expiration date of June 30, 2023.
There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2023. During the first quarter of 2022, the Company transferred $25.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.2 million.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has a $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In November 2022, the Company renewed the U.S. Conduit Facility. As a result of the renewal, the agreement no longer allows for uncommitted additional borrowings, at the lender's discretion, of up to $300.0 million in addition to the $1.50 billion aggregate commitment. Prior to the November 2022 renewal, the Company drew against the $300.0 million of uncommitted additional borrowings that were available prior to the renewal and, at March 31, 2023, $72.8 million of the amount drawn remained outstanding. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2023. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. Subsequent to the November 2022 renewal, the interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. Prior to the renewal, if not funded by a conduit lender through the issuance of commercial paper, the terms of the interest were based on LIBOR or SOFR, as appropriate, with provisions for a transition to other benchmark rates. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2023, the U.S. Conduit Facility has an expiration date of November 17, 2023.
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
During the first quarter of 2023, the Company transferred $628.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $550.0 million, or $547.7 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction. There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2022.
Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. may borrow up to $200.0 million at market interest rates with an expiration date of July 27, 2024. As of March 31, 2023, Harley-Davidson Financial Services, Inc. had no outstanding borrowings owed to Harley-Davidson, Inc. under this agreement.
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
The operating covenants limit the Company’s and Harley-Davidson Financial Services Inc’s ability to:
•Assume or incur certain liens;
•Participate in certain mergers or consolidations; and
•Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of Harley-Davidson Financial Services Inc.’s consolidated debt, excluding secured debt, to Harley-Davidson Financial Services' consolidated allowance for credit losses on finance receivables plus Harley-Davidson Financial Services Inc’s consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of Harley-Davidson Financial Services Inc. and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
As of March 31, 2023, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, availability of semiconductor chip components and the ability to find alternative sources of those components in a timely manner, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in

Ukraine, or natural disasters and longer shipping times and increased logistics costs, including by successfully implementing pricing surcharges; (c) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (I) the ability of LiveWire to: (1) execute its plans to develop, produce, market and sell its electric vehicles; (2) achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (3) adequately control the costs of its operations as a new entrant into a new space; (4) develop, maintain and strengthen its brand; (5) execute its plans to develop, produce, market and sell its electric vehicles on expected timelines; and (6) effectively establish and maintain cooperation from its retail partners, largely drawn from the Company's traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles; (II) competition; and (III) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022; (d) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (e) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (f) successfully carry out its global manufacturing and assembly operations; (g) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (h) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (i) manage ongoing risks related to the impact of the COVID-19 pandemic, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (j) manage the regulatory compliance matter relating to a third-party supplier's component part in a manner that avoids additional costs or recall expenses that are material; (k) successfully appeal: (I) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (II) the denial of the Company's application for temporary relief from the effect of the revocation of the BOI decisions; (l) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the Section 232 steel and aluminum tariffs and incremental tariffs on motorcycles imported into the EU from the U.S., between the U.S. and EU, which expires on December 31, 2023; (m) prevent, detect and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (o) successfully manage and reduce costs throughout the business; (p) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, particularly with the recent turmoil in the banking industry, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (q) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (r) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (s) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (t) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (u) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (v) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (w) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (x) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (y) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (z) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (aa) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (bb) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (cc) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations; (dd) manage its exposure to product liability claims and commercial or contractual disputes; (ee) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ff) achieve anticipated results with respect to the Company's pre-owned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (gg) accurately predict the margins of its segments in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; and (hh) optimize capital allocation in light of the Company's capital allocation priorities; and (ii) manage through the effects increased environmental, safety, emissions or other regulations or other influences may have on the business and its operating results.
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
In recent years, Harley-Davidson Financial Services (HDFS) experienced historically low levels of retail credit losses, but credit losses have been normalizing to higher levels in recent quarters. Further, the Company believes that HDFS's retail credit losses will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation, and HDFS's efforts to adjust underwriting criteria based on market and economic conditions, as well as actions that the Company has taken and could take that impact motorcycle values.
The Company's operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, war or other hostilities, including the conflict in Ukraine, or other factors. Refer to Risk Factors under Item 1.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. To reduce such risks, the Company selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for speculative trading purposes. Sensitivity analysis is used to manage and monitor foreign currency exchange rate and interest rate risks. Further disclosure relating to the fair value of the Company's derivative financial instruments is included in Note 8 of the Notes to Consolidated financial statements.
HDMC Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. There have been no material changes to the foreign currency exchange rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The Company purchases commodities for the use in the production of motorcycles. As a result, HDMC segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. There have been no material changes to the commodity market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
HDFS Segment
The Company has interest rate sensitive financial instruments including financial receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its asset-backed securitization transactions. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
HDFS also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates which it does not hedge. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At March 31, 2023, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information concerning the Company's market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Vice President, Treasurer, and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President, Treasurer, and Interim Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Vice President, Treasurer, and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of discretionary shares and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended March 31, 2023:

2023 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to March 31	331	$42	331	9,872,167
February 1 to February 28	259,229	$49	259,229	9,872,167
March 1 to March 31	2,040,212	$41	2,040,212	7,835,898
	2,299,772	$42	2,299,772
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 2.0 million shares on a discretionary basis during the quarter ended March 31, 2023 under these authorizations. As of March 31, 2023, 7.8 million shares remained under the 2020 authorization.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2023, the Company acquired 263,503 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. At the Company's 2022 Annual Meeting of Shareholders held May 12, 2022, the shareholders of the Company approved an amendment to the 2020 Incentive Stock Plan to increase the authorized number of shares under the Incentive Plan by 3.1 million shares. As amended, the 2020 Incentive Stock Plan provides that up to a total of 8.5 million shares of the Company's common stock may be issued thereunder.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Officers' Certificate, dated March 10, 2023, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 6.50% Medium-Term Notes due 2028
4.2	Officers' Certificate, dated April 3, 2023, pursuant to a fiscal agency agreement dated April 5, 2023, with the form of 5.125% Guaranteed Notes due 2026
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 10, 2023	/s/ David W. Viney
David W. Viney
Vice President, Treasurer, and Interim Chief Financial Officer
(Principal financial officer)

Date: May 10, 2023	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)