Form 10-Q
period 2023-06-30
HARLEY-DAVIDSON, INC.
filed 2023-08-09
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 141,686,771 shares of common stock as of July 28, 2023.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Revenue:
Motorcycles and related products	$1,205,162	$1,266,471	$2,770,753	$2,569,642
Financial services	240,361	202,616	463,456	394,631
	1,445,523	1,469,087	3,234,209	2,964,273
Costs and expenses:
Motorcycles and related products cost of goods sold	790,628	879,721	1,797,929	1,775,257
Financial services interest expense	86,005	47,649	159,554	89,748
Financial services provision for credit losses	57,278	29,133	109,642	57,955
Selling, administrative and engineering expense	290,274	235,233	576,137	474,858
Restructuring benefit	—	(264)	—	(392)
	1,224,185	1,191,472	2,643,262	2,397,426
Operating income	221,338	277,615	590,947	566,847
Other income, net	7,226	10,055	27,322	21,085
Investment income (loss)	11,151	(3,530)	21,176	(5,509)
Interest expense	7,696	7,720	15,416	15,431
Income before income taxes	232,019	276,420	624,029	566,992
Income tax provision	58,189	60,571	148,370	128,641
Net income	173,830	215,849	475,659	438,351
Less: Loss attributable to noncontrolling interests	4,209	—	6,470	—
Net income attributable to Harley-Davidson, Inc.	$178,039	$215,849	$482,129	$438,351
Earnings per share:
Basic	$1.24	$1.47	$3.33	$2.92
Diluted	$1.22	$1.46	$3.27	$2.91
Cash dividends per share	$0.1650	$0.1575	$0.3300	$0.3150
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Net income	$173,830	$215,849	$475,659	$438,351
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(19,637)	(31,021)	(9,516)	(35,142)
Derivative financial instruments	19,126	12,852	(2,756)	22,780
Pension and postretirement benefit plans	(961)	5,503	(1,923)	11,005
	(1,472)	(12,666)	(14,195)	(1,357)
Comprehensive income	172,358	203,183	461,464	436,994
Less: Comprehensive loss attributable to noncontrolling interests	4,209	—	6,470	—
Comprehensive income attributable to Harley-Davidson, Inc.	$176,567	$203,183	$467,934	$436,994
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2023	December 31, 2022	June 26, 2022
ASSETS
Cash and cash equivalents	$1,521,940	$1,433,175	$2,194,259
Accounts receivable, net	329,487	252,225	302,049
Finance receivables, net of allowance of $65,541, $62,488, and $59,851	1,979,645	1,782,631	1,674,970
Inventories, net	846,033	950,960	726,586
Restricted cash	135,618	135,424	226,488
Other current assets	201,702	196,238	183,816
Current assets	5,014,425	4,750,653	5,308,168
Finance receivables, net of allowance of $316,239, $296,223, and $292,286	5,530,221	5,355,807	5,428,714
Property, plant and equipment, net	688,116	689,886	652,153
Pension and postretirement assets	353,004	320,133	411,906
Goodwill	62,451	62,090	61,890
Deferred income taxes	145,368	135,041	69,394
Lease assets	73,226	43,931	44,247
Other long-term assets	148,750	134,935	145,146
	$12,015,561	$11,492,476	$12,121,618
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$359,425	$378,002	$416,703
Accrued liabilities	590,685	620,945	592,259
Short-term deposits, net	216,293	79,710	78,005
Short-term debt	695,356	770,468	701,384
Current portion of long-term debt, net	604,700	1,684,782	1,887,552
Current liabilities	2,466,459	3,533,907	3,675,903
Long-term deposits, net	223,618	237,665	267,785
Long-term debt, net	5,765,246	4,457,052	5,204,317
Lease liabilities	56,110	26,777	26,697
Pension and postretirement liabilities	66,801	67,955	91,362
Deferred income taxes	31,519	29,528	9,189
Other long-term liabilities	215,952	232,784	211,213
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,712	1,704	1,704
Additional paid-in-capital	1,722,853	1,688,159	1,564,364
Retained earnings	2,924,585	2,490,649	2,233,626
Accumulated other comprehensive loss	(356,124)	(341,929)	(242,276)
Treasury stock, at cost	(1,104,130)	(935,064)	(922,266)
Total Harley-Davidson, Inc. shareholders' equity	3,188,896	2,903,519	2,635,152
Noncontrolling interest	960	3,289	—
Total equity	3,189,856	2,906,808	2,635,152
	$12,015,561	$11,492,476	$12,121,618

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2023	December 31, 2022	June 26, 2022
Balances held by consolidated variable interest entities (Note 10):
Finance receivables, net - current	$516,423	$559,651	$704,048
Other assets	$10,632	$9,805	$4,214
Finance receivables, net - non-current	$2,053,605	$2,317,956	$3,198,752
Restricted cash - current and non-current	$140,102	$141,128	$245,730
Current portion of long-term debt, net	$583,367	$619,683	$834,104
Long-term debt, net	$1,659,584	$1,825,525	$2,584,445
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2023	June 26, 2022
Net cash provided by operating activities (Note 6)	$410,520	$244,186
Cash flows from investing activities:
Capital expenditures	(86,526)	(55,015)
Origination of finance receivables	(2,128,983)	(2,511,193)
Collections on finance receivables	1,869,463	2,071,952
Other investing activities	850	797
Net cash used by investing activities	(345,196)	(493,459)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,446,304	495,785
Repayments of medium-term notes	(1,056,680)	(950,000)
Proceeds from securitization debt	547,706	1,826,891
Repayments of securitization debt	(645,377)	(610,205)
Borrowings of asset-backed commercial paper	33,547	425,253
Repayments of asset-backed commercial paper	(129,961)	(133,159)
Net decrease in unsecured commercial paper	(75,229)	(50,672)
Net increase in deposits	122,288	55,255
Dividends paid	(48,193)	(47,146)
Repurchase of common stock	(169,645)	(325,828)
Other financing activities	76	(1,237)
Net cash provided by financing activities	24,836	684,937
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(490)	(14,413)
Net increase in cash, cash equivalents and restricted cash	$89,670	$421,251

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,579,177	$2,025,219
Net increase in cash, cash equivalents and restricted cash	89,670	421,251
Cash, cash equivalents and restricted cash, end of period	$1,668,847	$2,446,470

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,521,940	$2,194,259
Restricted cash	135,618	226,488
Restricted cash included in Other long-term assets	11,289	25,723
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,668,847	$2,446,470
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2022	170,400,212	$1,704	$1,688,159	$2,490,649	$(341,929)	$(935,064)	$2,903,519	$3,289	$2,906,808
Net income (loss)	—	—	—	304,090	—	—	304,090	(2,261)	$301,829
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(12,723)	—	(12,723)	—	$(12,723)
Dividends ($0.1650 per share)	—	—	—	(24,123)	—	—	(24,123)	—	$(24,123)
Repurchase of common stock	—	—	—	—	—	(96,767)	(96,767)	—	$(96,767)
Share-based compensation	733,658	7	19,055	—	—	—	19,062	1,763	$20,825
Balance, March 31, 2023	171,133,870	1,711	1,707,214	2,770,616	(354,652)	(1,031,831)	3,093,058	2,791	3,095,849
Net income (loss)	—	—	—	178,039	—	—	178,039	(4,209)	$173,830
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(1,472)	—	(1,472)	—	$(1,472)
Dividends ($0.1650 per share)	—	—	—	(24,070)	—	—	(24,070)	—	$(24,070)
Repurchase of common stock	—	—	—	—	—	(74,184)	(74,184)	—	$(74,184)
Share-based compensation	38,173	1	15,639	—	—	1,885	17,525	2,378	$19,903
Balance, June 30, 2023	171,172,043	1,712	1,722,853	2,924,585	(356,124)	(1,104,130)	3,188,896	960	3,189,856

Balance, December 31, 2021	169,364,686	$1,694	$1,547,011	$1,842,421	$(240,919)	$(596,963)	$2,553,244	$—	$2,553,244
Net income	—	—	—	222,502	—	—	222,502	—	$222,502
Other comprehensive income, net of tax (Note 15)	—	—	—	—	11,309	—	11,309	—	$11,309
Dividends ($0.1575 per share)	—	—	—	(24,056)	—	—	(24,056)	—	$(24,056)
Repurchase of common stock	—	—	—	—	—	(261,737)	(261,737)	—	$(261,737)
Share-based compensation	976,062	10	7,829	—	—	—	7,839	—	$7,839
Balance, March 27, 2022	170,340,748	1,704	1,554,840	2,040,867	(229,610)	(858,700)	2,509,101	—	2,509,101
Net income	—	—	—	215,849	—	—	215,849	—	$215,849
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(12,666)	—	(12,666)	—	$(12,666)
Dividends ($0.1575 per share)	—	—	—	(23,090)	—	—	(23,090)	—	$(23,090)
Repurchase of common stock	—	—	—	—	—	(64,091)	(64,091)	—	$(64,091)
Share-based compensation	23,479	—	9,524	—	—	525	10,049	—	$10,049
Balance, June 26, 2022	170,364,227	1,704	1,564,364	2,233,626	(242,276)	(922,266)	2,635,152	—	2,635,152
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
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain resulting from foreign currency remeasurements was $1.1 million and $5.7 million for the three month periods ended June 30, 2023 and June 26, 2022, respectively, and $4.5 million and $7.3 million for the six month periods ended June 30, 2023 and June 26, 2022, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of June 30, 2023 and June 26, 2022, the Consolidated statements of operations for the three and six month periods then ended, the Consolidated statements of comprehensive income for the three and six month periods then ended, the Consolidated statements of cash flows for the six month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the six month periods ended June 30, 2023 and June 26, 2022.
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
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Foreign currency contracts, commodity contracts, and cross-currency swaps are valued using quoted forward rates and prices; interest rate caps are valued using quoted interest rates and yield curves; LiveWire warrants, including public (Level 1) and private placement (Level 2) warrants, are valued using the closing market price of the public warrants as the private placement warrants have terms and provisions that are identical to those of the public warrants.
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
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
HDMC:
Motorcycles	$890,919	$935,172	$2,193,297	$1,992,177
Parts and accessories	215,520	214,267	383,192	379,587
Apparel	66,356	77,325	137,747	128,729
Licensing	5,116	11,781	11,326	18,278
Other	20,225	15,420	30,403	27,964
	1,198,136	1,253,965	2,755,965	2,546,735
LiveWire	7,026	12,506	14,788	22,907
Motorcycles and related products revenue	1,205,162	1,266,471	2,770,753	2,569,642

HDFS:
Interest income	196,809	168,707	379,079	330,441
Other	43,552	33,909	84,377	64,190
Financial services revenue	240,361	202,616	463,456	394,631
	$1,445,523	$1,469,087	$3,234,209	$2,964,273
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

	June 30, 2023	June 26, 2022
Balance, beginning of period	$44,100	$40,092
Balance, end of period	$43,191	$47,061
Previously deferred revenue recognized as revenue in the three months ended June 30, 2023 and June 26, 2022 was $6.5 million and $7.7 million, respectively, and $13.4 million and $15.4 million in the six months ended June 30, 2023 and June 26, 2022, respectively . The Company expects to recognize approximately $18.1 million of the remaining unearned revenue over the next 12 months and $25.1 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the six months ended June 30, 2023 was 23.8% compared to 22.7% for the six months ended June 26, 2022.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Net income attributable to Harley-Davidson, Inc.	$178,039	$215,849	$482,129	$438,351

Basic weighted-average shares outstanding	143,414	147,211	144,724	149,936
Effect of dilutive securities – employee stock compensation plan	2,373	624	2,627	876
Diluted weighted-average shares outstanding	145,787	147,835	147,351	150,812
Net earnings per share:
Basic	$1.24	$1.47	$3.33	$2.92
Diluted	$1.22	$1.46	$3.27	$2.91
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.3 million shares for both the three months ended June 30, 2023 and June 26, 2022, and 1.3 million and 2.4 million shares for the six months ended June 30, 2023 and June 26, 2022, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022	June 26, 2022
Mutual funds	$35,175	$33,071	$38,779
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Motorcycle finished goods inventories include motorcycles that are ready for sale and motorcycles that are substantially complete but awaiting installation of certain components affected by supply chain constraints. Inventories, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022	June 26, 2022
Raw materials and work in process	$406,560	$331,380	$384,658
Motorcycle finished goods	391,528	549,041	277,614
Parts and accessories and apparel	171,367	187,039	152,221
Inventory at lower of FIFO cost or net realizable value	969,455	1,067,460	814,493
Excess of FIFO over LIFO cost	(123,422)	(116,500)	(87,907)
	$846,033	$950,960	$726,586
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $439.9 million, $317.4 million, and $345.8 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 30, 2023, December 31, 2022, and June 26, 2022, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Future maturities of the Company's certificates of deposit as of June 30, 2023 were as follows (in thousands):

2023	$69,367
2024	187,959
2025	49,740
2026	79,678
2027	54,158
Thereafter	—
Future maturities	440,902
Unamortized fees	(991)
$439,911
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Six months ended
	June 30, 2023	June 26, 2022
Cash flows from operating activities:
Net income	$475,659	$438,351
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	72,225	77,389
Amortization of deferred loan origination costs	44,393	47,101
Amortization of financing origination fees	6,508	7,637
Provision for long-term employee benefits	(33,656)	(9,844)
Employee benefit plan contributions and payments	(2,882)	(5,466)
Stock compensation expense	44,413	19,765
Net change in wholesale finance receivables related to sales	(267,942)	(201,326)
Provision for credit losses	109,642	57,955
Deferred income taxes	(4,251)	2,475
Other, net	(31,160)	11,102
Changes in current assets and liabilities:
Accounts receivable, net	(79,531)	(134,605)
Finance receivables – accrued interest and other	3,189	4,255
Inventories, net	94,636	(33,986)
Accounts payable and accrued liabilities	(16,047)	(4,239)
Other current assets	(4,676)	(32,378)
	(65,139)	(194,165)
Net cash provided by operating activities	$410,520	$244,186
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

The Company offers wholesale financing to its dealers in the U.S. and Canada. Wholesale finance receivables are related primarily to the Company's sale of motorcycles, related parts and accessories and apparel to dealers. Wholesale loans to dealers are generally secured by financed inventory or property.
Finance receivables, net were as follows (in thousands):

	June 30, 2023	December 31, 2022	June 26, 2022
Retail finance receivables	$6,955,514	$6,748,201	$6,847,651
Wholesale finance receivables	936,132	748,948	608,170
	7,891,646	7,497,149	7,455,821
Allowance for credit losses	(381,780)	(358,711)	(352,137)
	$7,509,866	$7,138,438	$7,103,684
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company’s outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. During the second quarter of 2023, uncertainty surrounding overall macro-economic conditions continued as near-term recession concerns did not abate, elevated levels of inflation continued to challenge the U.S. and global economies, and muted consumer confidence persisted, among other factors. As such, at the end the second quarter of 2023, the Company’s outlook on economic conditions and its probability weighting of its economic forecast scenarios were weighted towards a near-term recession.
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
Due to the use of projections and assumptions in estimating the losses, the amount of losses incurred by the Company in either portfolio could differ from the amounts estimated. Further, the Company’s allowance for credit losses incorporates known conditions at the balance sheet date and the Company’s expectations surrounding the economic forecasts. The

Company will continue to monitor future economic trends and conditions. Expectations surrounding the Company's economic forecasts may change in future periods as additional information becomes available.
Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$343,600	$14,831	$358,431	$345,275	$13,436	$358,711
Provision for credit losses	57,248	30	57,278	108,217	1,425	109,642
Charge-offs	(50,437)	—	(50,437)	(118,445)	—	(118,445)
Recoveries	16,508	—	16,508	31,872	—	31,872
Balance, end of period	$366,919	$14,861	$381,780	$366,919	$14,861	$381,780
	Three months ended June 26, 2022			Six months ended June 26, 2022
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$327,206	$13,267	$340,473	$326,320	$13,059	$339,379
Provision for credit losses	32,954	(3,821)	29,133	61,568	(3,613)	57,955
Charge-offs	(32,058)	—	(32,058)	(73,862)	—	(73,862)
Recoveries	14,589	—	14,589	28,665	—	28,665
Balance, end of period	$342,691	$9,446	$352,137	$342,691	$9,446	$352,137
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

The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	June 30, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$653,241	$900,693	$483,064	$204,865	$108,690	$52,889	$2,403,442
Prime	744,143	1,197,541	719,455	334,005	192,671	132,899	3,320,714
Sub-prime	203,996	341,127	236,686	128,806	83,042	69,723	1,063,380
	1,601,380	2,439,361	1,439,205	667,676	384,403	255,511	6,787,536
Canadian Retail:
Super prime	29,516	39,496	23,265	13,012	7,952	3,296	116,537
Prime	9,836	13,856	8,895	5,755	3,733	3,063	45,138
Sub-prime	1,287	1,868	1,021	994	666	467	6,303
	40,639	55,220	33,181	19,761	12,351	6,826	167,978
	$1,642,019	$2,494,581	$1,472,386	$687,437	$396,754	$262,337	$6,955,514
Current YTD period gross charge-offs:
US Retail	$738	$44,340	$37,534	$16,365	$9,518	$8,354	$116,849
Canadian Retail	—	492	421	205	128	350	1,596
	$738	$44,832	$37,955	$16,570	$9,646	$8,704	$118,445

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$1,118,198	$612,890	$276,492	$159,550	$69,652	$26,701	$2,263,483
Prime	1,433,141	887,817	425,401	260,458	135,454	79,611	3,221,882
Sub-prime	420,660	298,153	164,946	108,372	57,993	46,827	1,096,951
	2,971,999	1,798,860	866,839	528,380	263,099	153,139	6,582,316
Canadian Retail:
Super prime	49,033	30,090	17,553	12,215	4,975	1,527	115,393
Prime	16,094	10,705	7,283	5,098	3,068	1,787	44,035
Sub-prime	2,223	1,402	1,173	869	475	315	6,457
	67,350	42,197	26,009	18,182	8,518	3,629	165,885
	$3,039,349	$1,841,057	$892,848	$546,562	$271,617	$156,768	$6,748,201

	June 26, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$703,972	$780,335	$364,514	$225,193	$111,097	$50,527	$2,235,638
Prime	923,272	1,107,587	546,653	348,801	194,109	134,420	3,254,842
Sub-prime	287,448	379,189	211,288	139,507	78,111	73,359	1,168,902
	1,914,692	2,267,111	1,122,455	713,501	383,317	258,306	6,659,382
Canadian Retail:
Super prime	35,811	40,084	24,426	18,702	8,819	3,085	130,927
Prime	11,623	13,831	9,767	7,022	4,458	3,267	49,968
Sub-prime	1,415	1,844	1,628	1,186	743	558	7,374
	48,849	55,759	35,821	26,910	14,020	6,910	188,269
	$1,963,541	$2,322,870	$1,158,276	$740,411	$397,337	$265,216	$6,847,651
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

The amortized cost of the Company's wholesale financial receivables, by vintage and credit quality indicator, was as follows (in thousands):

	June 30, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	746,491	165,620	7,060	5,779	8,665	2,517	936,132
	$746,491	$165,620	$7,060	$5,779	$8,665	$2,517	$936,132

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	714,238	11,478	6,646	8,457	7,938	191	748,948
	$714,238	$11,478	$6,646	$8,457	$7,938	$191	$748,948

	June 26, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	540,284	45,976	7,871	4,153	9,247	639	608,170
	$540,284	$45,976	$7,871	$4,153	$9,247	$639	$608,170
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against Financial Services interest income when the account is charged-off. The Company reversed $6.2 million and $4.2 million of accrued interest against Financial Services interest income during the three months ended June 30, 2023 and June 26, 2022, respectively, and $13.4 million and $9.1 million during the six months ended June 30, 2023 and June 26,2022, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of June 30, 2023, December 31, 2022, and June 26, 2022, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and six months ended June 30, 2023 and June 26, 2022. As such, the Company did not reverse any wholesale accrued interest in those periods. There were no dealers on non-accrual status at June 30, 2023, December 31, 2022, or June 26, 2022.
The aging analysis of the Company's finance receivables was as follows (in thousands):

	June 30, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,730,985	$134,418	$47,207	$42,904	$224,529	$6,955,514
Wholesale finance receivables	934,562	1,543	26	1	1,570	936,132
	$7,665,547	$135,961	$47,233	$42,905	$226,099	$7,891,646

	December 31, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,473,462	$152,343	$60,446	$61,950	$274,739	$6,748,201
Wholesale finance receivables	748,682	222	44	—	266	748,948
	$7,222,144	$152,565	$60,490	$61,950	$275,005	$7,497,149

	June 26, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,660,108	$117,436	$38,855	$31,252	$187,543	$6,847,651
Wholesale finance receivables	608,169	—	1	—	1	608,170
	$7,268,277	$117,436	$38,856	$31,252	$187,544	$7,455,821
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled loan modifications. Total finance receivables in troubled loan modifications were not significant as of June 30, 2023, December 31, 2022, and June 26, 2022. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	June 30, 2023			December 31, 2022			June 26, 2022
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$484,914	$6,612	$8,324	$550,160	$6,054	$13,440	$435,208	$18,960	$1,004
Commodity contracts	875	—	127	1,361	—	410	834	228	—
Cross-currency swaps	1,420,560	5,539	20,104	1,367,460	—	36,101	1,383,390	386	54,954
	$1,906,349	$12,151	$28,555	$1,918,981	$6,054	$49,951	$1,819,432	$19,574	$55,958

	Derivative Financial Instruments Not Designated as Hedging Instruments
	June 30, 2023			December 31, 2022			June 26, 2022
	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities
Commodity contracts	9,453	7	795	10,803	310	310	9,857	1,107	987
Interest rate caps	823,912	2,666	—	1,058,827	2,373	—	1,286,262	1,860	—
	$833,365	$2,673	$795	$1,069,630	$2,683	$310	$1,296,119	$2,967	$987

(a)Includes $5.5 million of cross-currency swaps recorded in Other long-term assets as of June 30, 2023.
(b)Includes $20.1 million and $24.2 million of cross-currency swaps recorded in Other long-term liabilities as of June 30, 2023 and December 31, 2022, respectively, with all remaining amounts recorded in Accrued liabilities.
(c)Includes $2.7 million and $2.4 million of interest rate caps recorded in Other long-term assets as of June 30, 2023 and December 31, 2022, respectively, with all remaining amounts recorded in Other current assets.
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Foreign currency contracts	$5,671	$19,328	$3,965	$27,772	$(2,067)	$9,627	$4,223	$15,282
Commodity contracts	(107)	166	(416)	728	(320)	254	(699)	480
Cross-currency swaps	20,130	(73,403)	21,546	(89,639)	3,220	(80,466)	24,845	(106,266)
Treasury rate lock contracts	—	—	1,139	—	(203)	(117)	(269)	(244)
Swap rate lock contracts	—	—	(1,780)	—	73	—	68	—
	$25,694	$(53,909)	$24,454	$(61,139)	$703	$(70,702)	$28,168	$(90,748)
The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended June 30, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$790,628	$290,274	$7,696	$86,005

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(2,067)	—	—	—
Commodity contracts	(320)	—	—	—
Cross-currency swaps	—	3,220	—	—
Treasury rate lock contracts	—	—	(90)	(113)
Swap rate lock contracts	—	—	—	73
	Three months ended June 26, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$879,721	$235,233	$7,720	$47,649

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	9,627	—	—	—
Commodity contracts	254	—	—	—
Cross-currency swaps	—	(80,466)	—	—
Treasury rate lock contracts	—	—	(90)	(27)

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Six months ended June 30, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,797,929	$576,137	$15,416	$159,554

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	4,223	—	—	—
Commodity contracts	(699)	—	—	—
Cross-currency swaps	—	24,845	—	—
Treasury rate lock contracts	—	—	(181)	(88)
Swap rate lock contracts	—	—	—	68
	Six months ended June 26, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,775,257	$474,858	$15,431	$89,748

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	15,282	—	—	—
Commodity contracts	480	—	—	—
Cross-currency swaps	—	(106,266)	—	—
Treasury rate lock contracts	—	—	(181)	(63)
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at June 30, 2023, estimated to be reclassified into income over the next 12 months was $24.9 million.
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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Foreign currency contracts	$(310)	$9,793	$(937)	$6,287
Commodity contracts	(1,278)	(1,155)	(1,377)	1,232
Interest rate caps	1,252	(1,682)	294	18
	$(336)	$6,956	$(2,020)	$7,537
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

9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	June 30, 2023	December 31, 2022	June 26, 2022
Unsecured commercial paper	$695,356	$770,468	$701,384
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		June 30, 2023	December 31, 2022	June 26, 2022
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$84,269	$71,785	$77,984
Asset-backed U.S. commercial paper conduit facility		318,406	425,794	570,628
Asset-backed securitization debt		1,932,779	2,028,155	2,860,810
Unamortized discounts and debt issuance costs		(8,234)	(8,741)	(12,889)
		2,327,220	2,516,993	3,496,533
Unsecured notes (at par value):
Medium-term notes:
Due in 2023, issued February 2018	3.35%	—	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	—	695,727	681,837
Due in 2024, issued November 2019(b)	3.14%	653,484	642,210	629,388
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	—	—
Due in 2026, issued April 2023(c)	6.36%	762,398	—	—
Unamortized discounts and debt issuance costs		(18,878)	(8,464)	(10,905)
		3,297,004	2,879,473	2,850,320

Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(4,278)	(4,632)	(4,984)
		745,722	745,368	745,016
		4,042,726	3,624,841	3,595,336
Long-term debt		6,369,946	6,141,834	7,091,869
Current portion of long-term debt, net		(604,700)	(1,684,782)	(1,887,552)
Long-term debt, net		$5,765,246	$4,457,052	$5,204,317
(a)€650.0 million par value remeasured to U.S. dollar at December 31, 2022 and June 26, 2022, respectively
(b)€600.0 million par value remeasured to U.S. dollar at June 30, 2023, December 31, 2022, and June 26, 2022, respectively
(c)€700.0 million par value remeasured to U.S. dollar at June 30, 2023

Future principal payments of the Company's debt obligations as of June 30, 2023 were as follows (in thousands):

2023	$1,063,672
2024	1,246,164
2025	1,799,753
2026	1,344,017
2027	643,085
Thereafter	1,000,001
Future principal payments	7,096,692
Unamortized discounts and debt issuance costs	(31,390)
$7,065,302
10. Asset-Backed Financing
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPEs), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing. The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE.
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	June 30, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,361,561	$(124,796)	$115,616	$8,977	$2,361,358	$1,924,545
Asset-backed U.S. commercial paper conduit facility	351,848	(18,585)	24,486	1,655	359,404	318,406
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	96,278	(4,235)	6,805	169	99,017	84,269
	$2,809,687	$(147,616)	$146,907	$10,801	$2,819,779	$2,327,220

	December 31, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,558,450	$(130,774)	$114,254	$7,899	$2,549,829	$2,019,414
Asset-backed U.S. commercial paper conduit facility	474,167	(24,236)	26,874	1,906	478,711	425,794
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	82,375	(3,452)	4,873	130	83,926	71,785
	$3,114,992	$(158,462)	$146,001	$9,935	$3,112,466	$2,516,993

	June 26, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$3,477,839	$(173,853)	$202,029	$3,432	$3,509,447	$2,847,921
Asset-backed U.S. commercial paper conduit facility	630,305	(31,491)	43,701	782	643,297	570,628
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	88,197	(3,598)	6,481	76	91,156	77,984
	$4,196,341	$(208,942)	$252,211	$4,290	$4,243,900	$3,496,533
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs that in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2024 to 2030.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2023			2022
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$628.5	$550.0	$547.7	$—	$—	$—
Second quarter	$—	$—	$—	2,176.4	1,836.3	1,826.9
	$628.5	$550.0	$547.7	$2,176.4	$1,836.3	$1,826.9
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – The Company has a $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In November 2022, the Company renewed the U.S. Conduit Facility. As a result of the renewal, the agreement no longer allows for uncommitted additional borrowings, at the lender's discretion, of up to $300.0 million in addition to the $1.50 billion aggregate commitment. Prior to the November 2022 renewal, the Company drew against the $300.0 million of uncommitted additional borrowings that were available prior to the renewal and, at June 30, 2023, $18.4 million of the amount drawn remained outstanding. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the first half of 2023. During the second quarter of 2022, the Company transferred $420.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $362.8 million of debt under the U.S. Conduit Facility. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2023, the Company renewed its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, the Canadian Conduit has an expiration date of June 28, 2024.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $14.7 million at June 30, 2023. The maximum exposure is not an indication of the Company's expected loss exposure.

During the second quarter of 2023, the Company transferred $40.5 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $33.5 million. There were no finance receivable transfers under the Canadian Conduit during the first quarter of 2023 or the second quarter of 2022. During the first quarter of 2022, the Company transferred $25.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.2 million.

11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$972,567	$738,000	$234,567
Marketable securities	35,175	35,175	—
Derivative financial instruments	14,824	—	14,824
	$1,022,566	$773,175	$249,391
Liabilities:
Derivative financial instruments	$29,350	$—	$29,350
LiveWire warrants	18,757	12,300	6,457
	$48,107	$12,300	$35,807
	December 31, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$805,629	$594,000	$211,629
Marketable securities	33,071	33,071	—
Derivative financial instruments	8,737	—	8,737
	$847,437	$627,071	$220,366
Liabilities:
Derivative financial instruments	$50,261	$—	$50,261
LiveWire warrants	8,388	5,500	2,888
	$58,649	$5,500	$53,149
	June 26, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,936,000	$1,936,000	$—
Marketable securities	38,779	38,779	—
Derivative financial instruments	22,541	—	22,541
	$1,997,320	$1,974,779	$22,541
Liabilities:
Derivative financial instruments	$56,945	$—	$56,945
LiveWire warrants	—	$—	$—
	$56,945	$—	$56,945

Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $24.2 million, $20.7 million and 16.1 million as of June 30, 2023, December 31, 2022 and June 26, 2022, respectively, for which the fair value adjustment was a decrease of $5.2 million, $7.5 million and an increase of $1.4 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	June 30, 2023		December 31, 2022		June 26, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,536,523	$7,509,866	$7,248,353	$7,138,438	$7,329,371	$7,103,684
Liabilities:
Deposits, net	$459,497	$439,911	$339,981	$317,375	$364,938	$345,790
Debt:
Unsecured commercial paper	$695,356	$695,356	$770,468	$770,468	$701,384	$701,384
Asset-backed U.S. commercial paper conduit facility	$318,406	$318,406	$425,794	$425,794	$570,628	$570,628
Asset-backed Canadian commercial paper conduit facility	$84,269	$84,269	$71,785	$71,785	$77,984	$77,984
Asset-backed securitization debt	$1,903,422	$1,924,545	$1,996,550	$2,019,414	$2,831,401	$2,847,921
Medium-term notes	$3,191,435	$3,297,004	$2,760,093	$2,879,473	$2,762,208	$2,850,320
Senior notes	$681,581	$745,722	$661,630	$745,368	$703,629	$745,016
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

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Balance, beginning of period	$74,668	$65,095	$75,960	$61,621
Warranties issued during the period	10,058	9,744	21,985	20,455
Settlements made during the period	(14,528)	(10,060)	(26,579)	(17,156)
Recalls and changes to pre-existing warranty liabilities	(4,907)	(3,052)	(6,075)	(3,193)
Balance, end of period	$65,291	$61,727	$65,291	$61,727
The liability for recall campaigns, included in the balance above, was $18.4 million, $29.7 million and $14.6 million at June 30, 2023, December 31, 2022 and June 26, 2022, respectively.
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

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Pension and SERPA Benefits:
Service cost	$1,294	$4,763	$2,588	$9,525
Interest cost	20,476	15,472	40,952	30,945
Expected return on plan assets	(36,519)	(31,476)	(73,038)	(62,952)
Amortization of unrecognized:
Prior service cost (credit)	188	(328)	376	(656)
Net (gain) loss	(181)	7,978	(362)	15,956
Settlement gain	—	—	(222)	(256)
Net periodic benefit income	$(14,742)	$(3,591)	$(29,706)	$(7,438)
Postretirement Healthcare Benefits:
Service cost	$797	$1,161	$1,594	$2,322
Interest cost	2,772	1,904	5,544	3,808
Expected return on plan assets	(4,281)	(3,809)	(8,562)	(7,618)
Amortization of unrecognized:
Prior service credit	(166)	(581)	(332)	(1,162)
Net (gain) loss	(1,097)	122	(2,194)	244
Net periodic benefit income	$(1,975)	$(1,203)	$(3,950)	$(2,406)
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
Supply Matters – During the second quarter of 2022, the Company received information from a Tier 2 supplier, Proterial Cable America, Inc. ("PCA" f/k/a Hitachi Cable America, Inc.), concerning a potential regulatory compliance matter relating to PCA's brake hose assemblies. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments for approximately two weeks during the second quarter of 2022. Since then, the Company has been working through the regulatory compliance matter with PCA, the Company’s relevant Tier-1 suppliers, and the National Highway Traffic Safety Administration (NHTSA), the agency responsible for brake hose assembly compliance in the United States.

In connection with this matter, in July 2022, PCA notified NHTSA of a population of brake hose assemblies manufactured between May and July of 2022 that were non-compliant with select NHTSA laboratory test standards. Based on that filing, in August 2022, the Company notified NHTSA of the corresponding population of Harley-Davidson motorcycles containing those brake hose assemblies. In October 2022, PCA amended its original notification, expanding its population of non-compliant brake hose assemblies to include units produced by PCA for use in Harley-Davidson motorcycles beginning as early as model year 2008. In December 2022, the Company amended its August notification, expanding the population to also include Harley-Davidson motorcycles that contained PCA's newly identified brake hose assemblies. In March 2023, PCA again amended its NHTSA notification, identifying additional compliance issues with the previously identified brake hose assemblies. The Company followed PCA's March amendment with a derivative amended notification to NHTSA in May 2023.

In June 2023, the Company received a letter from PCA advising that PCA was investigating a new, separate potential quality issue with brake hose assemblies produced by PCA after the Company’s 2022 production suspension. Due to this issue the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. The Company continued to manufacture, among other motorcycles, the recently launched 2023 CVO Road Glide and Street Glide, which do not use PCA's brake hose assemblies. It also continued its normal motorcycle manufacturing operations at its international facilities. In connection with this matter, in late June PCA filed a new and separate NHTSA notification, identifying certain brake hose assemblies produced between June of 2022 and June of 2023 as noncompliant with select NHTSA laboratory test standards. The Company followed PCA’s June 2023 notification by filing a derivative notification with NHTSA in early July 2023.

As permitted by federal law, both PCA and the Company have utilized NHTSA’s standard process to petition the agency to determine that these compliance issues are inconsequential to motor vehicle safety (“Inconsequentiality Determinations”). If NHTSA makes the Inconsequentiality Determinations requested, the Company will be exempt from conducting a field action or recall of its motorcycles related to these matters.

In its inconsequentiality petitions, the Company has presented NHTSA with: (1) extensive independent, third-party and internal testing demonstrating that the brake hose assemblies at issue are robust to extreme conditions - which far exceed maximum expected motorcycle lifetime demands - with no impact to brake performance; and (2) real-world field safety data showing no documented crashes or injuries attributable to the identified compliance issues for the relevant affected populations. The Company believes its petitions are closely comparable to inconsequentiality petitions that have resulted in successful inconsequentiality determinations in the past. The Company is also confident that its position that the compliance issues are inconsequential to motor vehicle safety is strong and, therefore, no field action or recall will be necessary.

Based on its expectation that NHTSA will make Inconsequentiality Determinations, the Company does not expect that these regulatory noncompliance matters will result in material costs in the future, and no costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet fully known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity and cost of the required repair, the need for and availability of replacement parts, and the number of motorcycle owners that would participate. The Company estimates, based on its available information and assumptions, that the cost of a potential field action or recall in the aggregate, if any were to occur, could range from approximately $100 million to $400 million. The Company continues to evaluate and update its estimates as it learns more about these regulatory matters, including the variables and uncertainties discussed above. The Company also continues to maintain its expectation that NHTSA will make the requested Inconsequentiality Determinations and that these regulatory matters will not result in any material field action or recall costs. If a material field action or recall costs were to result, the Company would seek full recovery of those amounts.
15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended June 30, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(70,150)	$(32,322)	$(252,180)	$(354,652)
Other comprehensive (loss) income, before reclassifications	(23,296)	25,694	—	2,398
Income tax benefit (expense)	3,659	(6,027)	—	(2,368)
	(19,637)	19,667	—	30
Reclassifications:
Net gain on derivative financial instruments	—	(703)	—	(703)
Prior service credits(a)	—	—	22	22
Actuarial gains(a)	—	—	(1,278)	(1,278)
Reclassifications before tax	—	(703)	(1,256)	(1,959)
Income tax benefit	—	162	295	457
	—	(541)	(961)	(1,502)
Other comprehensive (loss) income	(19,637)	19,126	(961)	(1,472)
Balance, end of period	$(89,787)	$(13,196)	$(253,141)	$(356,124)

	Three months ended June 26, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(48,522)	$7,923	$(189,011)	$(229,610)
Other comprehensive loss, before reclassifications	(31,600)	(53,909)	—	(85,509)
Income tax benefit	579	11,731	—	12,310
	(31,021)	(42,178)	—	(73,199)
Reclassifications:
Net loss on derivative financial instruments	—	70,702	—	70,702
Prior service credits(a)	—	—	(909)	(909)
Actuarial losses(a)	—	—	8,100	8,100
Reclassifications before tax	—	70,702	7,191	77,893
Income tax expense	—	(15,672)	(1,688)	(17,360)
	—	55,030	5,503	60,533
Other comprehensive (loss) income	(31,021)	12,852	5,503	(12,666)
Balance, end of period	$(79,543)	$20,775	$(183,508)	$(242,276)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

	Six months ended June 30, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
Other comprehensive (loss) income, before reclassifications	(12,320)	24,454	—	12,134
Income tax benefit (expense)	2,804	(5,654)	—	(2,850)
	(9,516)	18,800	—	9,284
Reclassifications:
Net gain on derivative financial instruments	—	(28,168)	—	(28,168)
Prior service credits(a)	—	—	44	44
Actuarial gains(a)	—	—	(2,556)	(2,556)
Reclassifications before tax	—	(28,168)	(2,512)	(30,680)
Income tax benefit	—	6,612	589	7,201
	—	(21,556)	(1,923)	(23,479)
Other comprehensive loss	(9,516)	(2,756)	(1,923)	(14,195)
Balance, end of period	$(89,787)	$(13,196)	$(253,141)	$(356,124)

	Six months ended June 26, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(35,404)	(61,139)	—	(96,543)
Income tax benefit	262	13,224	—	13,486
	(35,142)	(47,915)	—	(83,057)
Reclassifications:
Net loss on derivative financial instruments	—	90,748	—	90,748
Prior service credits(a)	—	—	(1,818)	(1,818)
Actuarial losses(a)	—	—	16,200	16,200
Reclassifications before tax	—	90,748	14,382	105,130
Income tax expense	—	(20,053)	(3,377)	(23,430)
	—	70,695	11,005	81,700
Other comprehensive (loss) income	(35,142)	22,780	11,005	(1,357)
Balance, end of period	$(79,543)	$20,775	$(183,508)	$(242,276)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
HDMC:
Revenue	$1,198,136	$1,253,965	$2,755,965	$2,546,735
Gross profit	417,474	387,140	974,500	794,722
Selling, administrative and engineering expense	223,137	176,361	444,427	365,137
Restructuring benefit	—	(264)	—	(392)
Operating income	194,337	211,043	530,073	429,977
LiveWire:
Revenue	7,026	12,506	14,788	22,907
Gross profit	(2,940)	(390)	(1,676)	(337)
Selling, administrative and engineering expense	29,044	18,966	54,855	35,078
Operating loss	(31,984)	(19,356)	(56,531)	(35,415)
HDFS:
Financial services revenue	240,361	202,616	463,456	394,631
Financial services expense	181,376	116,688	346,051	222,346
Operating income	58,985	85,928	117,405	172,285
Operating income	$221,338	$277,615	$590,947	$566,847
Total assets for the HDMC, LiveWire and HDFS segments were $3.4 billion, $310.5 million and $8.3 billion, respectively, as of June 30, 2023, $3.3 billion, $351.4 million and $7.9 billion, respectively, as of December 31, 2022, and $2.9 billion, $77.2 million and $9.1 billion, respectively, as of June 26, 2022.
17. Supplemental Consolidating Data
The supplemental consolidating data includes separate legal entity data for the Company's financial services entities, including Harley-Davidson Financial Services, Inc. and its subsidiaries (Financial Services Entities), and all other Harley-Davidson, Inc. entities (Non-Financial Services Entities). This information is presented to highlight the separate financial statement impacts of the Company's Financial Services Entities and its Non-Financial Services Entities. The legal entity income statement information presented below differs from reportable segment income statement information due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,207,314	$—	$(2,152)	$1,205,162
Financial services	—	241,090	(729)	240,361
	1,207,314	241,090	(2,881)	1,445,523
Costs and expenses:
Motorcycles and related products cost of goods sold	790,628	—	—	790,628
Financial services interest expense	—	86,005	—	86,005
Financial services provision for credit losses	—	57,278	—	57,278
Selling, administrative and engineering expense	252,825	40,245	(2,796)	290,274
	1,043,453	183,528	(2,796)	1,224,185
Operating income	163,861	57,562	(85)	221,338
Other income, net	7,226	—	—	7,226
Investment income	11,151	—	—	11,151
Interest expense	7,696	—	—	7,696
Income before income taxes	174,542	57,562	(85)	232,019
Income tax provision	43,670	14,519	—	58,189
Net income	130,872	43,043	(85)	173,830
Less: (income) loss attributable to noncontrolling interests	4,209	$—	$—	$4,209
Net income attributable to Harley-Davidson, Inc.	$135,081	$43,043	$(85)	$178,039

	Six months ended June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$2,775,023	$—	$(4,270)	$2,770,753
Financial services	—	464,613	(1,157)	463,456
	2,775,023	464,613	(5,427)	3,234,209
Costs and expenses:
Motorcycles and related products cost of goods sold	1,797,929	—	—	1,797,929
Financial services interest expense	—	159,554	—	159,554
Financial services provision for credit losses	—	109,642	—	109,642
Selling, administrative and engineering expense	500,520	81,125	(5,508)	576,137
	2,298,449	350,321	(5,508)	2,643,262
Operating income	476,574	114,292	81	590,947
Other income, net	27,322	—	—	27,322
Investment income	21,176	—	—	21,176
Interest expense	15,416	—	—	15,416
Income before income taxes	509,656	114,292	81	624,029
Provision for income taxes	122,398	25,972	—	148,370
Net income	387,258	88,320	81	475,659
Less: (income) loss attributable to noncontrolling interests	6,470	—	—	6,470
Net income attributable to Harley-Davidson, Inc.	$393,728	$88,320	$81	$482,129

	Three months ended June 26, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,269,592	$—	$(3,121)	$1,266,471
Financial Services	—	203,386	(770)	202,616
	1,269,592	203,386	(3,891)	1,469,087
Costs and expenses:
Motorcycles and Related Products cost of goods sold	879,721	—	—	879,721
Financial Services interest expense	—	47,649	—	47,649
Financial Services provision for credit losses	—	29,133	—	29,133
Selling, administrative and engineering expense	195,939	43,028	(3,734)	235,233
Restructuring expense	(264)	—	—	(264)
	1,075,396	119,810	(3,734)	1,191,472
Operating income	194,196	83,576	(157)	277,615
Other income, net	10,055	—	—	10,055
Investment income	(3,530)	—	—	(3,530)
Interest expense	7,720	—	—	7,720
Income before income taxes	193,001	83,576	(157)	276,420
Provision for income taxes	40,994	19,577	—	60,571
Net income	152,007	63,999	(157)	215,849
Less: (income) loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Harley-Davidson, Inc.	$152,007	$63,999	$(157)	$215,849

	Six months ended June 26, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$2,575,885	$—	$(6,243)	$2,569,642
Financial services	—	395,776	(1,145)	394,631
	2,575,885	395,776	(7,388)	2,964,273
Costs and expenses:
Motorcycles and related products cost of goods sold	1,775,257	—	—	1,775,257
Financial services interest expense	—	89,748	—	89,748
Financial services provision for credit losses	—	57,955	—	57,955
Selling, administrative and engineering expense	401,356	80,886	(7,384)	474,858
Restructuring benefit	(392)	—	—	(392)
	2,176,221	228,589	(7,384)	2,397,426
Operating income	399,664	167,187	(4)	566,847
Other income, net	21,085	—	—	21,085
Investment loss	(5,509)	—	—	(5,509)
Interest expense	15,431	—	—	15,431
Income before income taxes	399,809	167,187	(4)	566,992
Provision for income taxes	88,841	39,800	—	128,641
Net income	310,968	127,387	(4)	438,351
Less: (income) loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Harley-Davidson, Inc.	$310,968	$127,387	$(4)	$438,351

	June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,056,404	$465,536	$—	$1,521,940
Accounts receivable, net	514,653	—	(185,166)	329,487
Finance receivables, net	—	1,979,645	—	1,979,645
Inventories, net	846,033	—	—	846,033
Restricted cash	—	135,618	—	135,618
Other current assets	151,505	55,556	(5,359)	201,702
	2,568,595	2,636,355	(190,525)	5,014,425
Finance receivables, net	—	5,530,221	—	5,530,221
Property, plant and equipment, net	666,908	21,208	—	688,116
Pension and postretirement assets	353,004	—	—	353,004
Goodwill	62,451	—	—	62,451
Deferred income taxes	60,412	85,907	(951)	145,368
Lease assets	67,878	5,348	—	73,226
Other long-term assets	226,149	34,790	(112,189)	148,750
	$4,005,397	$8,313,829	$(303,665)	$12,015,561
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329,394	$215,197	$(185,166)	$359,425
Accrued liabilities	480,352	115,130	(4,797)	590,685
Short-term deposits, net	—	216,293	—	216,293
Short-term debt	—	695,356	—	695,356
Current portion of long-term debt, net	—	604,700	—	604,700
	809,746	1,846,676	(189,963)	2,466,459
Long-term deposits, net	—	223,618	—	223,618
Long-term debt, net	745,722	5,019,524	—	5,765,246
Lease liabilities	51,013	5,097	—	56,110
Pension and postretirement liabilities	66,801	—	—	66,801
Deferred income taxes	28,390	3,129	—	31,519
Other long-term liabilities	154,029	59,971	1,952	215,952
Commitments and contingencies (Note 14)
Shareholders’ equity	2,149,696	1,155,814	(115,654)	3,189,856
	$4,005,397	$8,313,829	$(303,665)	$12,015,561

	June 26, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$600,091	$1,594,168	$—	$2,194,259
Accounts receivable, net	617,220	—	(315,171)	302,049
Finance receivables, net	—	1,674,970	—	1,674,970
Inventories, net	726,586	—	—	726,586
Restricted cash	—	226,488	—	226,488
Other current assets	148,632	48,079	(12,895)	183,816
	2,092,529	3,543,705	(328,066)	5,308,168
Finance receivables, net	—	5,428,714	—	5,428,714
Property, plant and equipment, net	626,230	25,923	—	652,153
Pension and postretirement assets	411,906	—	—	411,906
Goodwill	61,890	—	—	61,890
Deferred income taxes	16,640	75,754	(23,000)	69,394
Lease assets	37,616	6,631	—	44,247
Other long-term assets	209,006	41,616	(105,476)	145,146
	$3,455,817	$9,122,343	$(456,542)	$12,121,618
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,994	$347,880	$(315,171)	$416,703
Accrued liabilities	447,055	156,995	(11,791)	592,259
Short-term deposits, net	—	78,005	—	78,005
Short-term debt	—	701,384	—	701,384
Current portion of long-term debt, net	—	1,887,552	—	1,887,552
	831,049	3,171,816	(326,962)	3,675,903
Long-term deposits, net	—	267,785	—	267,785
Long-term debt, net	745,016	4,459,301	—	5,204,317
Lease liabilities	19,995	6,702	—	26,697
Pension and postretirement liabilities	91,362	—	—	91,362
Deferred income taxes	30,092	1,458	(22,361)	9,189
Other long-term liabilities	153,846	55,164	2,203	211,213
Commitments and contingencies (Note 14)
Shareholders’ equity	1,584,457	1,160,117	(109,422)	2,635,152
	$3,455,817	$9,122,343	$(456,542)	$12,121,618

	Six months ended June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$387,258	$88,320	$81	$475,659
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	67,720	4,505	—	72,225
Amortization of deferred loan origination costs	—	44,393	—	44,393
Amortization of financing origination fees	354	6,154	—	6,508
Provision for long-term employee benefits	(33,656)	—	—	(33,656)
Employee benefit plan contributions and payments	(2,882)	—	—	(2,882)
Stock compensation expense	42,174	2,239	—	44,413
Net change in wholesale finance receivables related to sales	—	—	(267,942)	(267,942)
Provision for credit losses	—	109,642	—	109,642
Deferred income taxes	233	(4,413)	(71)	(4,251)
Other, net	(25,290)	(5,788)	(82)	(31,160)
Changes in current assets and liabilities:
Accounts receivable, net	(147,730)	—	68,199	(79,531)
Finance receivables – accrued interest and other	—	3,189	—	3,189
Inventories, net	94,636	—	—	94,636
Accounts payable and accrued liabilities	(30,340)	80,563	(66,270)	(16,047)
Other current assets	(12,329)	6,836	817	(4,676)
	(47,110)	247,320	(265,349)	(65,139)
Net cash provided by operating activities	340,148	335,640	(265,268)	410,520

Cash flows from investing activities:
Capital expenditures	(85,401)	(1,125)	—	(86,526)
Origination of finance receivables	—	(4,076,675)	1,947,692	(2,128,983)
Collections on finance receivables	—	3,551,887	(1,682,424)	1,869,463
Other investing activities	(1,650)	—	2,500	850
Net cash used by investing activities	(87,051)	(525,913)	267,768	(345,196)

	Six months ended June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,446,304	—	1,446,304
Repayments of medium-term notes	—	(1,056,680)	—	(1,056,680)
Proceeds from securitization debt	—	547,706	—	547,706
Repayments of securitization debt	—	(645,377)	—	(645,377)
Borrowings of asset-backed commercial paper	—	33,547	—	33,547
Repayments of asset-backed commercial paper	—	(129,961)	—	(129,961)
Net decrease in unsecured commercial paper	—	(75,229)	—	(75,229)
Net increase in deposits	—	122,288	—	122,288
Dividends paid	(48,193)	—	—	(48,193)
Repurchase of common stock	(169,645)	—	—	(169,645)
Excess tax benefits from share-based payments
Other financing activities	76	2,500	(2,500)	76
Net cash (used) provided by financing activities	(217,762)	245,098	(2,500)	24,836
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(729)	239	—	(490)
Net increase in cash, cash equivalents and restricted cash	$34,606	$55,064	$—	$89,670

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net increase in cash, cash equivalents and restricted cash	34,606	55,064	—	89,670
Cash, cash equivalents and restricted cash, end of period	$1,056,404	$612,443	$—	$1,668,847

	Six months ended June 26, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$310,968	$127,387	$(4)	$438,351
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	73,098	4,291	—	77,389
Amortization of deferred loan origination costs	—	47,101	—	47,101
Amortization of financing origination fees	348	7,289	—	7,637
Provision for long-term employee benefits	(9,844)	—	—	(9,844)
Employee benefit plan contributions and payments	(5,466)	—	—	(5,466)
Stock compensation expense	18,341	1,424	—	19,765
Net change in wholesale finance receivables related to sales	—	—	(201,326)	(201,326)
Provision for credit losses	—	57,955	—	57,955
Deferred income taxes	4,312	(1,431)	(406)	2,475
Other, net	5,678	5,420	4	11,102
Changes in current assets and liabilities:
Accounts receivable, net	(347,250)	—	212,645	(134,605)
Finance receivables – accrued interest and other	—	4,255	—	4,255
Inventories, net	(33,986)	—	—	(33,986)
Accounts payable and accrued liabilities	(5,423)	223,086	(221,902)	(4,239)
Other current assets	(48,633)	6,592	9,663	(32,378)
	(348,825)	355,982	(201,322)	(194,165)
Net cash (used) provided by operating activities	(37,857)	483,369	(201,326)	244,186
Cash flows from investing activities:
Capital expenditures	(53,694)	(1,321)	—	(55,015)
Origination of finance receivables	—	(4,379,674)	1,868,481	(2,511,193)
Collections on finance receivables	—	3,739,107	(1,667,155)	2,071,952
Other investing activities	797	—	—	797
Net cash used by investing activities	(52,897)	(641,888)	201,326	(493,459)

	Six months ended June 26, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(950,000)	—	(950,000)
Proceeds from securitization debt	—	1,826,891	—	1,826,891
Repayments of securitization debt	—	(610,205)	—	(610,205)
Borrowings of asset-backed commercial paper	—	425,253	—	425,253
Repayments of asset-backed commercial paper	—	(133,159)	—	(133,159)
Net decrease in unsecured commercial paper	—	(50,672)	—	(50,672)
Net increase in deposits	—	55,255	—	55,255
Dividends paid	(47,146)	—	—	(47,146)
Repurchase of common stock	(325,828)	—	—	(325,828)
Other financing activities	(1,237)	—	—	(1,237)
Net cash (used) provided by financing activities	(374,211)	1,059,148	—	684,937
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,149)	(1,264)	—	(14,413)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(478,114)	$899,365	$—	$421,251

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net (decrease) increase in cash, cash equivalents and restricted cash	(478,114)	899,365	—	421,251
Cash, cash equivalents and restricted cash, end of period	$600,091	$1,846,379	$—	$2,446,470

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," “is on-track,” "sees," "feels," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of July 27, 2023 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (August 9, 2023), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $178.0 million, or $1.22 per diluted share, in the second quarter of 2023 compared to $215.8 million, or $1.46 per diluted share, in the second quarter of 2022. During the second quarter of 2023, results were impacted by lower motorcycle shipments stemming from an unplanned production suspension late in the quarter. Despite lower shipment volumes, HDMC continued to benefit from pricing and product mix. HDFS results for the second quarter were down but remained in line with expectations as it continued to navigate the current credit environment.
In the second quarter of 2023, HDMC segment operating income was $194.3 million, down $16.7 million from the second quarter of 2022. The decrease in operating income from the HDMC segment for the second quarter of 2023 was driven primarily by lower than planned motorcycle shipments, increased operating expenses and unfavorable foreign currency exchange rates partially offset by price increases, reduced manufacturing costs and favorable product mix compared to the same quarter last year. Operating loss from the LiveWire segment in the second quarter of 2023 was $32.0 million compared to an operating loss of $19.4 million in the prior year quarter due primarily to lower electric balance bike shipments and increased operating expenses. Operating income from the HDFS segment in the second quarter of 2023 was $59.0 million, down $26.9 million compared to the prior year quarter due primarily to higher interest expense and an increase in the provision for credit losses partially offset by higher interest income.
Retail sales grew during the second quarter behind improved product availability relative to last year although consumers continued to face challenging economic conditions. Retail sales of new Harley-Davidson motorcycles in the second quarter of 2023 increased 2.6% compared to the second quarter of 2022, including an increase of 1.6% and 4.2% in U.S. and international markets, respectively. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company(1)
Supply Chain Challenges – Starting in 2020, the Company began to experience disruption and increasing costs related to global supply chain challenges, including global semiconductor chip shortages. During the second half of 2022, these cost increases began to moderate primarily through the normalization of logistics inflation and to a lesser extent raw materials inflation which slowed as metal markets improved. In addition, during the second half of 2022, the Company began to reduce its reliance on expedited shipping. During the first half of 2023, the Company continued to experience a moderate level of cost inflation, primarily related to labor and warehousing costs, partially offset by deflation related to freight and raw materials. The Company also continued to reduce its use of expedited modes of freight during the first half of 2023. The Company continues to expect overall supply-chain cost inflation to moderate for the 2023 full year as compared to 2022.
Supply Matters – During the second quarter of 2022, the Company received information from a Tier 2 supplier, Proterial Cable America, Inc. ("PCA" f/k/a Hitachi Cable America, Inc.), concerning a potential regulatory compliance matter relating to PCA's brake hose assemblies. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments for approximately two weeks during the second quarter of 2022. Since then, the Company has been working through the regulatory compliance matter with PCA, the Company’s relevant Tier-1 suppliers, and the National Highway Traffic Safety Administration (NHTSA), the agency responsible for brake hose assembly compliance in the United States.

In connection with this matter, in July 2022, PCA notified NHTSA of a population of brake hose assemblies manufactured between May and July of 2022 that were non-compliant with select NHTSA laboratory test standards. Based on that filing, in August 2022, the Company notified NHTSA of the corresponding population of Harley-Davidson motorcycles containing those brake hose assemblies. In October 2022, PCA amended its original notification, expanding its population of non-compliant brake hose assemblies to include units produced by PCA for use in Harley-Davidson motorcycles beginning as early as model year 2008. In December 2022, the Company amended its August notification, expanding the population to also include Harley-Davidson motorcycles that contained PCA's newly identified brake hose assemblies. In March 2023, PCA again amended its NHTSA notification, identifying additional compliance issues with the previously identified brake hose assemblies. The Company followed PCA's March amendment with a derivative amended notification to NHTSA in May 2023.

In June 2023, the Company received a letter from PCA advising that PCA was investigating a new, separate potential quality issue with brake hose assemblies produced by PCA after the Company’s 2022 production suspension. Due to this issue the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. The Company continued to manufacture, among other motorcycles, the recently launched 2023 CVO Road Glide and Street Glide, which do not use PCA's brake hose assemblies. It also continued its normal motorcycle manufacturing operations at its international facilities. In connection with this matter, in late June PCA filed a new and separate NHTSA notification, identifying certain brake hose assemblies produced between June of 2022 and June of 2023 as noncompliant with select NHTSA laboratory test standards. The Company followed PCA’s June 2023 notification by filing a derivative notification with NHTSA in early July 2023.

As permitted by federal law, both PCA and the Company have utilized NHTSA’s standard process to petition the agency to determine that these compliance issues are inconsequential to motor vehicle safety (“Inconsequentiality Determinations”). If NHTSA makes the Inconsequentiality Determinations requested, the Company will be exempt from conducting a field action or recall of its motorcycles related to these matters.

In its inconsequentiality petitions, the Company has presented NHTSA with: (1) extensive independent, third-party and internal testing demonstrating that the brake hose assemblies at issue are robust to extreme conditions - which far exceed maximum expected motorcycle lifetime demands - with no impact to brake performance; and (2) real-world field safety data showing no documented crashes or injuries attributable to the identified compliance issues for the relevant affected populations. The Company believes its petitions are closely comparable to inconsequentiality petitions that have resulted in successful inconsequentiality determinations in the past. The Company is also confident that its position that the compliance issues are inconsequential to motor vehicle safety is strong and, therefore, no field action or recall will be necessary.

Based on its expectation that NHTSA will make Inconsequentiality Determinations, the Company does not expect that these regulatory noncompliance matters will result in material costs in the future, and no costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet fully known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity and cost of the required repair, the need for and availability of replacement parts, and the number of motorcycle owners that would participate. The Company estimates, based on its available information and assumptions, that the cost of a potential field action or recall in the aggregate, if any were to occur, could range from approximately $100 million to $400 million. The Company continues to evaluate and update its estimates as it learns more about these regulatory matters, including the variables and uncertainties discussed above. The Company also continues to maintain its expectation that NHTSA will make the requested Inconsequentiality Determinations and that these regulatory matters will not result in any material field action or recall costs. If a material field action or recall costs were to result, the Company would seek full recovery of those amounts.

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
Suspension of Additional European Union Tariffs – In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to revocation of the Binding Origin Information (BOI) decisions that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% from April 19, 2021 through the end of 2021. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement suspended the additional tariffs initially imposed by the EU on the Company's motorcycles, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The lower 6% tariff rate applies to all motorcycles imported by the Company into the EU, regardless of origin. Under the agreement between the U.S. and the EU, the lower tariff rate will remain in effect until December 31, 2023. It is the Company's understanding that the U.S. and EU will monitor and review the operation of the agreement, seeking to conclude the negotiations on steel and aluminum tariffs by December 31, 2023. These negotiations are ongoing, and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond December 31, 2023.
To date, the Company continues to pursue its appeals of the revocation of the BOI decisions and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that these appeals will continue or be successful.
Guidance(1)
On July 27, 2023, the Company shared the following guidance for 2023, which reflects its results in the first half of 2023 and business outlook for the remainder of the year:
The Company now expects HDMC revenue growth of 0% to 3% in 2023 compared to 2022, down from its previous guidance range of 4% to 7%. The revised guidance remains in line with the Company's overall strategy and reflects the impact of the unplanned production suspension that occurred primarily in the second quarter of 2023. The Company's revenue expectation assumes the impact of a 1% to 3% decline in wholesale unit shipments, partially offset by beneficial product mix as the Company focuses on its most profitable products and pricing actions intended to offset the impact of a moderated inflationary outlook. Furthermore, the Company expects revenue growth from parts and accessories and apparel and licensing as it executes The Hardwire strategy.
The Company now expects HDMC operating margin as a percent of revenue to be in the range of 13.9% to 14.3% in 2023 down from its previous guidance of 14.1% to 14.6%. The Company continues to believe the anticipated positive impact of pricing and supply chain productivity will offset cost inflation and unfavorability related to foreign currency exchange rates. This guidance reflects productivity savings of approximately $100 million for 2023 which has been revised down from $140 million based on the Company's updated volume expectations and production environment.
LiveWire now expects to sell 600 to 1,000 LiveWire motorcycle units in 2023, down from its previous guidance range of 750 -2,000 units. The Company continues to expect a LiveWire operating loss of $115 million to $125 million in 2023. LiveWire started production of the new Del Mar electric motorcycle during July 2023.
The Company continues to expect HDFS operating income to decline 20% to 25% in 2023 compared to 2022. During the second quarter of 2023, HDFS experienced lower realized credit losses than in the first quarter of 2023 as seasonality played out as the Company expected. HDFS continues to stay focused on several actions underway to effectively manage in the current credit environment, including increased investment behind collections and stronger repossession efforts. The Company expects the year-over-year HDFS operating income decline to moderate in the second half of the year compared to the first half given the impact of borrowing cost increases experienced by HDFS in the second half of 2022.
The Company continues to expect capital investments in 2023 of between $225 and $250 million. The Company plans to continue to invest behind product development and capability enhancement in support of The Hardwire strategy.

The Company's capital allocation priorities remain to fund growth through The Hardwire initiatives, pay dividends, and execute discretionary share repurchases.
Results of Operations for the Three Months Ended June 30, 2023
Compared to the Three Months Ended June 26, 2022
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 30, 2023	June 26, 2022	Increase (Decrease)	% Change
Operating income - HDMC	$194,337	$211,043	$(16,706)	(7.9)%
Operating loss - LiveWire	(31,984)	(19,356)	(12,628)	65.2
Operating income - HDFS	58,985	85,928	(26,943)	(31.4)
Operating income	221,338	277,615	(56,277)	(20.3)
Other income, net	7,226	10,055	(2,829)	(28.1)
Investment income (loss)	11,151	(3,530)	14,681	(415.9)
Interest expense	7,696	7,720	(24)	(0.3)
Income before income taxes	232,019	276,420	(44,401)	(16.1)
Income tax provision	58,189	60,571	(2,382)	(3.9)
Net income	173,830	215,849	(42,019)	(19.5)%
Less: Loss attributable to noncontrolling interests	4,209	—	4,209	NM
Net income attributable to Harley-Davidson, Inc.	$178,039	$215,849	$(37,810)	(17.5)%
Diluted earnings per share	$1.22	$1.46	$(0.24)	(16.4)%
The Company reported operating income of $221.3 million in the second quarter of 2023 compared to $277.6 million in the same period last year. The HDMC segment reported operating income of $194.3 million in the second quarter of 2023, a decrease of $16.7 million compared to the second quarter of 2022. Operating loss from the LiveWire segment increased $12.6 million compared to the second quarter of 2022. Operating income from the HDFS segment decreased $26.9 million compared to the second quarter of 2022. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income in the second quarter of 2023 was lower than in the second quarter of 2022, impacted by an increase in expense related to LiveWire's warrants, which increased in fair value, partially offset by higher non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the second quarter of 2023 was 25.1% compared to 21.9% for the second quarter of 2022.
Diluted earnings per share was $1.22 in the second quarter of 2023, down 16.4% from the same period last year. Diluted weighted average shares outstanding decreased from 147.8 million in the second quarter of 2022 to 145.8 million in the second quarter of 2023, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	June 30, 2023	June 30, 2022	(Decrease) Increase	% Change
United States	32,161	31,641	520	1.6%
Canada	2,899	3,086	(187)	(6.1)
North America	35,060	34,727	333	1.0
Europe/Middle East/Africa (EMEA)	8,120	8,656	(536)	(6.2)
Asia Pacific	7,525	6,045	1,480	24.5
Latin America	821	791	30	3.8
	51,526	50,219	1,307	2.6%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were up 2.6% during the second quarter of 2023 compared to the same period last year, driven primarily by increases in Asia Pacific and North America. Retail sales in North America increased 1.0%, driven by a 1.6% increase in the United States partially offset by a 6.1% decline in Canada.
North America retail performance was driven by increased sales in the Company's core motorcycle categories such as Grand American Touring and Cruiser, offset by weakness in the Sport motorcycle category following the discontinuation of legacy Sportster models at the end of 2022. The Company believes retail sales in North America were also adversely impacted during the quarter by the availability of select models in the market as well as macro-economic conditions impacting the consumer, including higher interest rates. Growth in Asia Pacific was driven by continued strength across a variety of the Company's markets. The decline in EMEA was primarily driven by a planned unit mix shift towards more profitable core motorcycle models.
Higher production in the second half of 2022 and in the first half of 2023, despite the unplanned production suspension in the second quarter of 2023, has improved product availability in the dealer network over the last 12-months. Worldwide average retail inventory of new motorcycles was up 91% during the second quarter of 2023 compared to the second quarter of 2022, but remains below inventory levels experienced during the second quarter of 2019. Dealer inventory levels and retail sales during the second quarter of 2022 were adversely impacted by a suspension of production and shipments for approximately two weeks during second quarter of 2022. Average retail inventory is calculated based on a four-point average including inventory on the first day of the quarter and each subsequent month-end within the quarter.
In the U.S., new motorcycle transaction prices on average were within the Company's targeted range of plus or minus 2% of the Manufacturer's Suggested Retail Prices during the second quarter of 2023.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	June 30, 2023		June 26, 2022		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	24,229	56.4%	28,181	58.8%	(3,952)	(14.0)%

Worldwide motorcycle shipments:
Grand American Touring(a)	20,270	47.2%	21,758	45.4%	(1,488)	(6.8)%
Cruiser	15,476	36.0%	14,565	30.4%	911	6.3
Sport and Lightweight	6,161	14.4%	8,452	17.6%	(2,291)	(27.1)
Adventure Touring	1,027	2.4%	3,168	6.6%	(2,141)	(67.6)
	42,934	100.0%	47,943	100.0%	(5,009)	(10.4)%
(a)Includes Trike
The Company shipped 42,934 motorcycles worldwide during the second quarter of 2023, which was 10.4% lower than the second quarter of 2022. The Company's shipments to dealers were down compared to the same quarter last year due to the unplanned suspension of production in June 2023. Refer to Supply Matters under Key Factors Impacting the Company for additional discussion of the production suspension.
During the second quarter of 2023, the Company shipped a higher mix of Grand American Touring and Cruiser motorcycles as a percent of total shipments and a lower mix of Sport and Lightweight and Adventure Touring motorcycles. Sport motorcycle shipments were lower following the discontinuation of legacy Sportster models in North America at the end of 2022 as the Company shifted to more profitable models.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	June 30, 2023	June 26, 2022	Increase (Decrease)	% Change
Revenue:
Motorcycles	$890,919	$935,172	$(44,253)	(4.7)%
Parts and accessories	215,520	214,267	1,253	0.6
Apparel	66,356	77,325	(10,969)	(14.2)
Licensing	5,116	11,781	(6,665)	(56.6)
Other	20,225	15,420	4,805	31.2
	1,198,136	1,253,965	(55,829)	(4.5)
Cost of goods sold	780,662	866,825	(86,163)	(9.9)
Gross profit	417,474	387,140	30,334	7.8
Operating expenses:
Selling & administrative expense	195,350	147,014	48,336	32.9
Engineering expense	27,787	29,347	(1,560)	(5.3)
Restructuring benefit	—	(264)	264	(100.0)
	223,137	176,097	47,040	26.7
Operating income	$194,337	$211,043	$(16,706)	(7.9)%
Operating margin	16.2%	16.8%	(0.6)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2022 to the second quarter of 2023 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 26, 2022	$1,254.0	$866.9	$387.1
Volume	(124.7)	(81.9)	(42.8)
Price and sales incentives	50.6	—	50.6
Foreign currency exchange rates and hedging	(8.8)	4.0	(12.8)
Shipment mix	27.0	13.5	13.5
Raw material prices	—	(7.5)	7.5
Manufacturing and other costs	—	(14.4)	14.4
	(55.9)	(86.3)	30.4
Three months ended June 30, 2023	$1,198.1	$780.6	$417.5
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2022 to the second quarter of 2023 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
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
•Manufacturing and other costs were positively impacted by reduced reliance on expedited freight and other productivity gains as well as reduced ocean freight rates. These benefits were partially offset by continued moderate inflation in other manufacturing costs and higher costs associated with producing fewer units than in the same period last year.
Operating expenses were higher in the second quarter of 2023 compared to the same period last year related to Hardwire initiatives and employee-related costs.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	June 30, 2023	June 26, 2022	Increase (Decrease)	% Change
Revenue	$7,026	$12,506	$(5,480)	(43.8)%
Cost of goods sold	9,966	12,896	(2,930)	(22.7)
Gross profit	(2,940)	(390)	(2,550)	653.8
Selling, administrative and engineering expense	29,044	18,966	10,078	53.1
Operating loss	$(31,984)	$(19,356)	$(12,628)	65.2%

LiveWire motorcycle unit shipments	33	225	(192)	(85.3)%
During the second quarter of 2023, revenue decreased by $5.5 million, or 43.8%, compared to the second quarter of 2022. The decrease was primarily due to lower revenue driven by lower volumes on electric motorcycles and electric balance bikes. Cost of sales decreased by $2.9 million, or 22.7%, during the second quarter of 2023 compared to the second quarter of 2022 on lower volumes.
During the second quarter of 2023, selling, administrative and engineering expense increased $10.1 million, or 53.1%, compared to the second quarter of 2022 driven by higher product development costs as well as higher costs associated with standing up the new organization.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	June 30, 2023	June 26, 2022	Increase (Decrease)	% Change
Revenue:
Interest income	$196,809	$168,707	$28,102	16.7%
Other income	43,552	33,909	9,643	28.4
	240,361	202,616	37,745	18.6
Expenses:
Interest expense	86,005	47,649	38,356	80.5
Provision for credit losses	57,278	29,133	28,145	96.6
Operating expense	38,093	39,906	(1,813)	(4.5)
	181,376	116,688	64,688	55.4
Operating income	$58,985	$85,928	$(26,943)	(31.4)%
Interest income was higher for the second quarter of 2023 compared to the same period last year, primarily due to higher average outstanding finance receivables at a higher average yield. Other income increased largely driven by higher investment income and licensing revenue. Interest expense increased due to higher average outstanding debt at a higher average interest rate.

The provision for credit losses increased $28.1 million compared to the second quarter of 2022, primarily driven by an increase in the allowance for credit losses and higher actual credit losses.

The allowance for credit losses considers current economic conditions and the Company’s outlook on future conditions. During the second quarter of 2023, uncertainty surrounding overall macro-economic conditions remained as near-term recession concerns continued, ongoing elevated levels of inflation challenged both the U.S. and global economies, and muted consumer confidence persisted, among other factors. As such, at the end of the second quarter of 2023, the Company’s outlook on economic conditions and its probability weighting of its economic forecast scenarios were weighted towards a near-term recession. Refer to the Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 26, 2022 for a discussion of 2023 annualized credit losses.
Operating expenses decreased $1.8 million compared to the second quarter of 2022 due in part to a valuation gain on a securitization interest rate cap partially offset by higher repossession and employee-related costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 30, 2023	June 26, 2022
Balance, beginning of period	$358,431	$340,473
Provision for credit losses	57,278	29,133
Charge-offs, net of recoveries	(33,929)	(17,469)
Balance, end of period	$381,780	$352,137

Results of Operations for the Six Months Ended June 30, 2023
Compared to the Six Months Ended June 26, 2022
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 30, 2023	June 26, 2022	(Decrease) Increase	% Change
Operating income - HDMC	$530,073	$429,977	$100,096	23.3%
Operating loss - LiveWire	(56,531)	(35,415)	(21,116)	59.6
Operating income - HDFS	117,405	172,285	(54,880)	(31.9)
Operating income	590,947	566,847	24,100	4.3
Other income, net	27,322	21,085	6,237	29.6
Investment (loss) income	21,176	(5,509)	26,685	NM
Interest expense	15,416	15,431	(15)	(0.1)
Income before income taxes	624,029	566,992	57,037	10.1
Provision for income taxes	148,370	128,641	19,729	15.3
Net income	$475,659	$438,351	$37,308	8.5%
Less: Loss attributable to noncontrolling interests	6,470	—	6,470	NM
Net income attributable to Harley-Davidson, Inc.	482,129	438,351	43,778	10.0%
Diluted earnings per share	$3.27	$2.91	$0.36	12.4%
The Company reported operating income of $590.9 million in the first six months of 2023 compared to $566.8 million in the same period last year. HDMC segment operating income was $530.1 million in the first six months of 2023, up $100.1 million compared to the same period last year. Operating loss from the LiveWire segment increased $21.1 million compared to the first six months of 2022. Operating income from the HDFS segment decreased $54.9 million compared to the first six months of 2022. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first six months of 2023 was higher than the same period last year, impacted by higher non-operating income related to the Company's defined benefit plans, partially offset by an increase in expense related to LiveWire's warrants, which increased in value.
The Company's effective income tax rate for the first six months of 2023 was 23.8% compared to 22.7% for the same period in 2022.
Diluted earnings per share was $3.27 in the first six months of 2023, up from diluted earnings per share of $2.91 for the same period last year on higher net income and from the impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 150.8 million in the first six months of 2022 to 147.4 million in the first six months of 2023, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Six months ended
	June 30, 2023	June 30, 2022	(Decrease) Increase	% Change
United States	56,438	60,985	(4,547)	(7.5)%
Canada	4,643	4,955	(312)	(6.3)
North America	61,081	65,940	(4,859)	(7.4)
Europe/Middle East/Africa (EMEA)	14,037	14,946	(909)	(6.1)
Asia Pacific	14,406	12,744	1,662	13.0
Latin America	1,427	1,600	(173)	(10.8)
	90,951	95,230	(4,279)	(4.5)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 4.5% during the first six months of 2023 compared to the same period last year. Retail sales results during the first six months of 2023 were driven primarily by a decline in North America, partially offset by an increase in Asia Pacific. North America retail sales were adversely impacted during the first six months of 2023 by the timing of certain new model year shipments, the discontinuation of legacy Sportster models at the end of 2022, the availability of select models in the market as well as macro-economic conditions impacting the consumer including higher interest rates.
Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first six months of 2023 compared to the first six months of 2022 on lower retail sales relative to the industry. The Company's European market share of new 601+cc motorcycles for first six months of 2023 was down compared to the first six months of 2022. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Six months ended
	June 30, 2023	June 30, 2022	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	150,851	147,932	2,919	2.0%
Europe(c)	287,443	249,384	38,059	15.3%

Harley-Davidson market share data:
United States(b)	36.7%	41.2%	(4.5)	pts.
Europe(c)	4.7%	5.7%	(1.0)	pts.
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

HDMC Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Six months ended
	June 30, 2023		June 26, 2022		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
U.S. motorcycle shipments	66,817	63.5%	64,000	62.3%	2,817	4.4%

Worldwide motorcycle shipments:
Grand American Touring(a)	52,489	49.9%	47,770	46.5%	4,719	9.9%
Cruiser	36,734	34.9%	30,128	29.4%	6,606	21.9
Sport and Lightweight	12,746	12.2%	18,106	17.6%	(5,360)	(29.6)
Adventure Touring	3,202	3.0%	6,685	6.5%	(3,483)	(52.1)
	105,171	100.0%	102,689	100.0%	2,482	2.4%
(a)Includes Trike
The Company shipped 105,171 motorcycles worldwide during the first six months of 2023, which was 2.4% higher than the same period in 2022. The Company's shipments in the U.S. during the first six months of 2023 were up compared to the same period last year on higher production.
The motorcycles shipped during the first six months of 2023 compared to the same period last year included a higher mix of Grand American Touring and Cruiser motorcycles shipped as a percent of total shipments and a lower mix of Sport and Lightweight and Adventure Touring motorcycles. Sport motorcycle shipments were lower following the discontinuation of legacy Sportster models in North America at the end of 2022 as the Company shifted to more profitable models. In addition, the Company began shipping Lightweight motorcycles in the first quarter of 2023.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Six months ended
	June 30, 2023	June 26, 2022	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,193,297	$1,992,177	$201,120	10.1%
Parts and accessories	383,192	379,587	3,605	0.9
Apparel	137,747	128,729	9,018	7.0
Licensing	11,326	18,278	(6,952)	(38.0)
Other	30,403	27,964	2,439	8.7
	2,755,965	2,546,735	209,230	8.2
Cost of goods sold	1,781,465	1,752,013	29,452	1.7
Gross profit	974,500	794,722	179,778	22.6
Operating expenses:
Selling & administrative expense	392,790	310,028	82,762	26.7
Engineering expense	51,637	55,109	(3,472)	(6.3)
Restructuring (benefit) expense	—	(392)	392	(100.0)
	444,427	364,745	79,682	21.8%
Operating income	$530,073	$429,977	$100,096	23.3%
Operating margin	19.2%	16.9%	2.3	pts.

The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2022 to the first six months of 2023 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 26, 2022	$2,546.7	$1,752.0	$794.7
Volume	28.7	27.2	1.5
Price and sales incentives	154.5	—	154.5
Foreign currency exchange rates and hedging	(37.4)	(2.1)	(35.3)
Shipment mix	63.5	21.2	42.3
Raw material prices	—	(14.4)	14.4
Manufacturing and other costs	—	(2.4)	2.4
	209.3	29.5	179.8
Six months ended June 30, 2023	$2,756.0	$1,781.5	$974.5
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2022 to the first six months of 2023 were as follows:
•Revenue and gross profit were positively impacted by higher motorcycle shipments; however, the gross profit benefit from motorcycles was partially offset by unfavorable volumes in higher-margin products, including parts and accessories and licensing.
•Revenue benefited from higher prices on new model year 2023 motorcycles.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar.
•Changes in the shipment mix of motorcycles had a favorable impact on gross profit.
•Raw material costs benefited from continued moderation in the rate of inflation related primarily to metals.
•Manufacturing and other costs were positively impacted by reduced reliance on expedited freight and other productivity gains as well as reduced ocean freight rates. These benefits were partially offset by continued moderate inflation in other manufacturing costs.
Operating expenses were higher in the first six months of 2023 compared to the same period last year related to Hardwire initiatives and employee-related costs.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Six months ended
	June 30, 2023	June 26, 2022	Increase (Decrease)	% Change
Revenue	$14,788	$22,907	$(8,119)	(35.4)%
Cost of goods sold	16,464	23,244	(6,780)	(29.2)
Gross profit	(1,676)	(337)	(1,339)	397.3
Selling, administrative and engineering expense	54,855	35,078	19,777	56.4
Operating loss	$(56,531)	$(35,415)	$(21,116)	59.6%

LiveWire motorcycle unit shipments	96	322	(226)	(70.2)
During the first six months of 2023, revenue decreased by $8.1 million, or 35.4%, compared to the first six months of 2022. The decrease was primarily due to lower revenue driven by lower volumes on electric motorcycles and electric balance bikes. Cost of sales decreased by $6.8 million, or 29.2%, during the first six months of 2023 compared to the first six months of 2022 on lower volumes.
During the first six months of 2023, selling, administrative and engineering expense increased $19.8 million, or 56.4%, compared to the first six months of 2022 driven by higher product development costs as well as higher costs associated with standing up the new organization.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Six months ended
	June 30, 2023	June 26, 2022	Increase (Decrease)	% Change
Revenue:
Interest income	$379,079	$330,441	$48,638	14.7%
Other income	84,377	64,190	20,187	31.4
	463,456	394,631	68,825	17.4
Expenses:
Interest expense	159,554	89,748	69,806	77.8
Provision for credit losses	109,642	57,955	51,687	89.2
Operating expense	76,855	74,643	2,212	3.0
	346,051	222,346	123,705	55.6
Operating income	$117,405	$172,285	$(54,880)	(31.9)%
Interest income was higher for the first six months of 2023, primarily due to higher average outstanding finance receivables at a higher average yield. Other income increased largely driven by higher investment income, insurance revenue and licensing revenue. Interest expense increased due to higher average debt at a higher average interest rate.
The provision for credit losses was $51.7 million higher in the first six months of 2023 as compared to the prior year primarily due to higher credit losses and an increase in the allowance for credit losses during the first six months of 2023. The increase in the allowance for credit losses in the first six months of 2023 was largely driven by the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios which were weighted towards a near-term recession. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses on the Company's retail motorcycle loans were 2.61% at the end of the second quarter of 2023 compared to 1.40% at the end of the second quarter of 2022. The 30-day delinquency rate for retail motorcycle loans at June 30, 2023 increased to 3.63% from 2.95% at June 26, 2022. The unfavorable retail credit loss performance was driven by higher retail delinquencies and credit losses as consumers faced increased pressure from higher debt levels and the impacts of inflation, both more generally as well as through higher payments on larger retail motorcycle loans. Further, the Company continues to experience challenges with motorcycle repossessions as the repossession industry contracted during the COVID-19 pandemic and has yet to expand to meet current demand. This has resulted in more motorcycle loans with larger loan balances that are in the later stages of delinquency being charged-off without a successful repossession. In the future, the Company anticipates recovering some portion of those charge-offs as the motorcycles are located, repossessed and sold at auction.
Operating expenses increased $2.2 million in the first six months of 2023 compared to the first six months of 2022 in part due to higher repossession and employee-related costs partially offset by a valuation gain on a securitization interest rate cap.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 30, 2023	June 26, 2022
Balance, beginning of period	$358,711	$339,379
Provision for credit losses	109,642	57,955
Charge-offs, net of recoveries	(86,573)	(45,197)
Balance, end of period	$381,780	$352,137

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
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at June 30, 2023 were as follows (in thousands):

Cash and cash equivalents(a)		$1,521,940

U.S. commercial paper conduit facility:
Committed asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(300,000)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,200,000

Uncommitted asset-backed U.S. commercial paper conduit facility	18,406
Borrowings against uncommitted facility	(18,406)
Net asset-backed U.S. commercial paper conduit uncommitted facility availability	—
Total net U.S. commercial paper conduit facility availability		1,200,000

Asset-backed Canadian commercial paper conduit facility(b)(c)		94,273
Borrowings against committed facility		(84,269)
Net asset-backed Canadian commercial paper conduit facility		10,004

Availability under credit and conduit facilities:
Credit facilities		1,420,000
Commercial paper outstanding		(695,356)
Net credit facility availability		724,644
		$3,456,588
(a)Includes $215.9 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(c)C$125.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at June 30, 2023.

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of June 30, 2023 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Six months ended
	June 30, 2023	June 26, 2022
Net cash provided by operating activities	$410,520	$244,186
Net cash used by investing activities	(345,196)	(493,459)
Net cash provided by financing activities	24,836	684,937
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(490)	(14,413)
Net increase in cash, cash equivalents and restricted cash	$89,670	$421,251
Operating Activities
Cash flow provided by operating activities in the first half of 2023 compared to the first half of 2022 was impacted by a benefit from changes in working capital partially offset by an increase in wholesale finance receivables. Working capital was positively impacted, primarily by favorable changes in inventory and accounts receivable compared to the first half of 2022.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at June 30, 2023 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There are no required qualified pension plan contributions in 2023. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company has a liability for unrecognized tax benefits of $28.4 million and related accrued interest and penalties of $16.3 million as of June 30, 2023. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.

Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $86.5 million in the first half of 2023 compared to $55.0 million in the same period last year. The Company's 2023 plan includes estimated capital investments between $225 million and $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables during the first half of 2023 were $179.7 million lower compared to the same period last year due to lower retail finance receivable originations, partially offset by lower collections of finance receivables. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.330 and $0.315 per share totaling $48.2 million and $47.1 million during the first half of 2023 and 2022, respectively.
Cash outflows for share repurchases were $169.6 million in the first half of 2023 compared to $325.8 million in the same period last year. Share repurchases during the first half of 2023 include $156.3 million or 4.1 million shares of common stock related to discretionary repurchases and $13.3 million or 0.3 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. As of June 30, 2023, there were 5.8 million shares remaining on a board-approved share repurchase authorization.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $0.2 billion in the first six months of 2023 compared to net cash inflows of $1.1 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	June 30, 2023	June 26, 2022
Outstanding debt:
Unsecured commercial paper	$695,356	$701,384
Asset-backed Canadian commercial paper conduit facility	84,269	77,984
Asset-backed U.S. commercial paper conduit facility	318,406	570,628
Asset-backed securitization debt, net	1,924,545	2,847,921
Medium-term notes, net	3,297,004	2,850,320
Senior notes, net	745,722	745,016
	$7,065,302	$7,793,253

Deposits, net	$439,911	$345,790
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $439.9 million and $345.8 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 30, 2023 and June 26, 2022, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of June 30, 2023 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at June 30, 2023 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$653,484(a)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$762,398(b)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
(a)€600.0 million par value remeasured to U.S. dollar at June 30, 2023
(b)€700.0 million par value remeasured to U.S. dollar at June 30, 2023
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $18.9 million and $10.9 million at June 30, 2023 and June 26, 2022, respectively. During the second quarter of 2023, $706.7 million of 4.94% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2023, $350.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full. During the second quarter of 2022, $400.0 million of 2.55% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2022, $550.0 million of 4.05% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2023, the Company renewed its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 30, 2023, the Canadian Conduit has an expiration date of June 28, 2024.

During the second quarter of 2023, the Company transferred $40.5 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $33.5 million. There were no finance receivable transfers under the Canadian Conduit during the first quarter of 2023 or the second quarter of 2022. During the first quarter of 2022, the Company transferred $25.3 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $21.2 million.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has a $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In November 2022, the Company renewed the U.S. Conduit Facility. As a result of the renewal, the agreement no longer allows for uncommitted additional borrowings, at the lender's discretion, of up to $300.0 million in addition to the $1.50 billion aggregate commitment. Prior to the November 2022 renewal, the Company drew against the $300.0 million of uncommitted additional borrowings that were available prior to the renewal and, at June 30, 2023, $18.4 million of the amount drawn remained outstanding. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter or second quarter of 2023. During the second quarter of 2022, the Company transferred $420.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $362.8 million of debt under the U.S. Conduit Facility. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. Subsequent to the November 2022 renewal, the interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. Prior to the renewal, if not funded by a conduit lender through the issuance of commercial paper, the terms of the interest were based on LIBOR or SOFR, as appropriate, with provisions for a transition to other benchmark rates. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2023, the U.S. Conduit Facility has an expiration date of November 17, 2023.
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

Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2023			2022
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$628.5	$550.0	$547.7	$—	$—	$—
Second quarter	—	—	—	2,176.4	1,836.3	1,826.9
	$628.5	$550.0	$547.7	$2,176.4	$1,836.3	$1,826.9
Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. may borrow up to $200.0 million at market interest rates with an expiration date of July 27, 2024. As of June 30, 2023, Harley-Davidson Financial Services, Inc. had no outstanding borrowings owed to Harley-Davidson, Inc. under this agreement.
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
As of June 30, 2023, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, availability of semiconductor chip components and the ability to find alternative sources of those components in a timely manner, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine, or natural disasters and longer shipping times and increased logistics costs, including by successfully implementing pricing surcharges; (c) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (I) the ability of LiveWire to: (1) execute its plans to develop, produce, market and sell its electric vehicles; (2) achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (3) adequately control the costs of its operations as a new entrant into a new space; (4) develop, maintain and strengthen its brand; (5) execute its plans to develop, produce, market and sell its electric vehicles on expected timelines; and (6) effectively establish and maintain cooperation from its retail partners, largely drawn from the Company's traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles; (II) competition; and (III) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s Annual Report on Form 10-K for the year ended

December 31, 2022; (d) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (e) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (f) successfully carry out its global manufacturing and assembly operations; (g) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (h) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (i) manage ongoing risks related to the impact of the COVID-19 pandemic, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (j) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America (PCA) in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (k) effectively mitigate the impact on the Company’s business of the production suspensions that were caused by the quality issues and regulatory non-compliances of PCA’s brake hose assemblies, including but not limited to the impact on wholesale and retail sales of new motorcycles; (l) successfully appeal: (I) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (II) the denial of the Company's application for temporary relief from the effect of the revocation of the BOI decisions; (m) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the Section 232 steel and aluminum tariffs and incremental tariffs on motorcycles imported into the EU from the U.S., between the U.S. and EU, which expires on December 31, 2023; (n) prevent, detect and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (o) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (p) successfully manage and reduce costs throughout the business; (q) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, particularly with the recent turmoil in the banking industry, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (r) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (s) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (t) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (u) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (v) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (w) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (y) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (z) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (aa) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (bb) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (cc) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (dd) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations; (ee) manage its exposure to product liability claims and commercial or contractual disputes; (ff) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (gg) achieve anticipated results with respect to the Company's pre-owned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (hh) accurately predict the margins of its segments in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; and (ii) optimize capital allocation in light of the Company's capital allocation priorities; and (jj) manage through the effects increased environmental, safety, emissions or other regulations or other influences may have on the business and its operating results.
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
LiveWire Segment
LiveWire sells its electric motorcycles, electric balance bikes and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, LiveWire’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies; however, the impact of such fluctuations on LiveWire’s operations to date have not been material given the majority of LiveWire’s sales are currently in the U.S. LiveWire plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.
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
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At June 30, 2023, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of discretionary shares and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended June 30, 2023:

2023 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	882,650	$38	882,650	6,962,006
May 1 to May 31	688,456	$33	688,456	6,276,694
June 1 to June 30	517,736	$33	517,736	5,762,186
	2,088,842	$35	2,088,842
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 2.1 million shares on a discretionary basis during the quarter ended June 30, 2023 under these authorizations. As of June 30, 2023, 5.8 million shares remained under the 2020 authorization.
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

The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2023, the Company acquired 15,130 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. At the Company's 2022 Annual Meeting of Shareholders held May 12, 2022, the shareholders of the Company approved an amendment to the 2020 Incentive Stock Plan to increase the authorized number of shares under the Incentive Plan by 3.1 million shares. As amended, the 2020 Incentive Stock Plan provides that up to a total of 8.5 million shares of the Company's common stock may be issued thereunder.
Item 5. Other Information
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

HARLEY-DAVIDSON, INC.

Date: August 9, 2023	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer
(Principal financial officer)

Date: August 9, 2023	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)