Form 10-Q
period 2023-09-30
HARLEY-DAVIDSON, INC.
filed 2023-11-08
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 139,269,602 shares of common stock as of November 3, 2023.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Revenue:
Motorcycles and related products	$1,305,125	$1,436,962	$4,075,878	$4,006,604
Financial services	243,934	211,613	707,390	606,244
	1,549,059	1,648,575	4,783,268	4,612,848
Costs and expenses:
Motorcycles and related products cost of goods sold	893,343	946,656	2,691,272	2,721,913
Financial services interest expense	84,123	60,740	243,677	150,488
Financial services provision for credit losses	60,854	36,617	170,496	94,572
Selling, administrative and engineering expense	301,454	265,841	877,591	740,699
Restructuring expense (benefit)	—	3	—	(389)
	1,339,774	1,309,857	3,983,036	3,707,283
Operating income	209,285	338,718	800,232	905,565
Other income, net	26,814	9,358	54,136	30,443
Investment income (loss)	9,868	1,723	31,044	(3,786)
Interest expense	7,688	8,124	23,104	23,555
Income before income taxes	238,279	341,675	862,308	908,667
Income tax provision	42,176	80,489	190,546	209,130
Net income	196,103	261,186	671,762	699,537
Less: Loss attributable to noncontrolling interests	2,546	—	9,016	—
Net income attributable to Harley-Davidson, Inc.	$198,649	$261,186	$680,778	$699,537
Earnings per share:
Basic	$1.40	$1.79	$4.74	$4.71
Diluted	$1.38	$1.78	$4.65	$4.68
Cash dividends per share	$0.1650	$0.1575	$0.4950	$0.4725
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Net income	$196,103	$261,186	$671,762	$699,537
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,552)	(46,245)	(21,068)	(81,387)
Derivative financial instruments	11,898	9,031	9,142	31,811
Pension and postretirement benefit plans	(961)	5,503	(2,884)	16,508
	(615)	(31,711)	(14,810)	(33,068)
Comprehensive income	195,488	229,475	656,952	666,469
Less: Comprehensive loss attributable to noncontrolling interests	2,546	—	9,016	—
Comprehensive income attributable to Harley-Davidson, Inc.	$198,034	$229,475	$665,968	$666,469
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2023	December 31, 2022	September 25, 2022
ASSETS
Cash and cash equivalents	$1,878,351	$1,433,175	$1,730,250
Accounts receivable, net	315,331	252,225	300,454
Finance receivables, net of allowance of $67,346, $62,488, and $61,671	2,101,965	1,782,631	1,807,718
Inventories, net	768,765	950,960	680,762
Restricted cash	130,838	135,424	287,264
Other current assets	227,556	196,238	205,734
Current assets	5,422,806	4,750,653	5,012,182
Finance receivables, net of allowance of $325,368, $296,223, and $298,425	5,553,259	5,355,807	5,534,730
Property, plant and equipment, net	703,304	689,886	641,651
Pension and postretirement assets	369,440	320,133	424,784
Goodwill	61,935	62,090	60,440
Deferred income taxes	144,764	135,041	69,734
Lease assets	69,034	43,931	40,543
Other long-term assets	137,674	134,935	143,547
	$12,462,216	$11,492,476	$11,927,611
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$382,127	$378,002	$438,534
Accrued liabilities	586,134	620,945	710,544
Short-term deposits, net	250,987	79,710	97,856
Short-term debt	815,081	770,468	692,551
Current portion of long-term debt, net	638,496	1,684,782	1,740,422
Current liabilities	2,672,825	3,533,907	3,679,907
Long-term deposits, net	227,946	237,665	246,879
Long-term debt, net	5,856,005	4,457,052	4,738,234
Lease liabilities	52,238	26,777	23,836
Pension and postretirement liabilities	67,991	67,955	92,953
Deferred income taxes	29,528	29,528	8,312
Other long-term liabilities	244,413	232,784	297,280
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,712	1,704	1,704
Additional paid-in-capital	1,738,026	1,688,159	1,575,632
Retained earnings	3,098,652	2,490,649	2,471,795
Accumulated other comprehensive loss	(356,739)	(341,929)	(273,987)
Treasury stock, at cost	(1,171,635)	(935,064)	(934,934)
Total Harley-Davidson, Inc. shareholders' equity	3,310,016	2,903,519	2,840,210
Noncontrolling interest	1,254	3,289	—
Total equity	3,311,270	2,906,808	2,840,210
	$12,462,216	$11,492,476	$11,927,611

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2023	December 31, 2022	September 25, 2022
Balances held by consolidated variable interest entities (Note 10):
Finance receivables, net - current	$555,109	$559,651	$635,628
Other assets	$9,395	$9,805	$9,582
Finance receivables, net - non-current	$2,196,887	$2,317,956	$2,730,915
Restricted cash - current and non-current	$135,762	$141,128	$205,878
Current portion of long-term debt, net	$619,666	$619,683	$736,332
Long-term debt, net	$1,791,784	$1,825,525	$2,158,148
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2023	September 25, 2022
Net cash provided by operating activities (Note 6)	$706,767	$574,704
Cash flows from investing activities:
Capital expenditures	(138,902)	(84,947)
Origination of finance receivables	(3,162,957)	(3,773,830)
Collections on finance receivables	2,789,848	3,110,881
Other investing activities	878	2,160
Net cash used by investing activities	(511,133)	(745,736)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,446,304	495,785
Repayments of medium-term notes	(1,056,680)	(950,000)
Proceeds from securitization debt	1,045,547	1,826,891
Repayments of securitization debt	(930,608)	(1,054,939)
Borrowings of asset-backed commercial paper	42,429	448,255
Repayments of asset-backed commercial paper	(187,599)	(228,431)
Net increase (decrease) in unsecured commercial paper	43,523	(60,281)
Net increase in deposits	161,157	54,080
Deposit in advance of business combination	—	100,000
Dividends paid	(72,775)	(70,163)
Repurchase of common stock	(239,428)	(338,496)
Other financing activities	1,706	(1,237)
Net cash provided by financing activities	253,576	221,464
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,415)	(33,361)
Net increase in cash, cash equivalents and restricted cash	$440,795	$17,071

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,579,177	$2,025,219
Net increase in cash, cash equivalents and restricted cash	440,795	17,071
Cash, cash equivalents and restricted cash, end of period	$2,019,972	$2,042,290

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,878,351	$1,730,250
Restricted cash	130,838	287,264
Restricted cash included in Other long-term assets	10,783	24,776
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,019,972	$2,042,290
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2022	170,400,212	$1,704	$1,688,159	$2,490,649	$(341,929)	$(935,064)	$2,903,519	$3,289	$2,906,808
Net income (loss)	—	—	—	304,090	—	—	304,090	(2,261)	$301,829
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(12,723)	—	(12,723)	—	$(12,723)
Dividends ($0.1650 per share)	—	—	—	(24,123)	—	—	(24,123)	—	$(24,123)
Repurchase of common stock	—	—	—	—	—	(96,767)	(96,767)	—	$(96,767)
Share-based compensation	733,658	7	19,055	—	—	—	19,062	1,763	$20,825
Balance, March 31, 2023	171,133,870	1,711	1,707,214	2,770,616	(354,652)	(1,031,831)	3,093,058	2,791	3,095,849
Net income (loss)	—	—	—	178,039	—	—	178,039	(4,209)	$173,830
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(1,472)	—	(1,472)	—	$(1,472)
Dividends ($0.1650 per share)	—	—	—	(24,070)	—	—	(24,070)	—	$(24,070)
Repurchase of common stock	—	—	—	—	—	(74,184)	(74,184)	—	$(74,184)
Share-based compensation	38,173	1	15,639	—	—	1,885	17,525	2,378	$19,903
Balance, June 30, 2023	171,172,043	1,712	1,722,853	2,924,585	(356,124)	(1,104,130)	3,188,896	960	3,189,856
Net income (loss)	—	—	—	198,649	—	—	198,649	(2,546)	$196,103
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(615)	—	(615)	—	$(615)
Dividends ($0.1650 per share)	—	—	—	(24,582)	—	—	(24,582)	—	$(24,582)
Repurchase of common stock	—	—	—	—	—	(70,451)	(70,451)	—	$(70,451)
Share-based compensation	24,077	—	15,173	—	—	2,946	18,119	2,840	$20,959
Balance, September 30, 2023	171,196,120	$1,712	$1,738,026	$3,098,652	$(356,739)	$(1,171,635)	$3,310,016	$1,254	$3,311,270

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2021	169,364,686	$1,694	$1,547,011	$1,842,421	$(240,919)	$(596,963)	$2,553,244	$—	$2,553,244
Net income	—	—	—	222,502	—	—	222,502	—	$222,502
Other comprehensive income, net of tax (Note 15)	—	—	—	—	11,309	—	11,309	—	$11,309
Dividends ($0.1575 per share)	—	—	—	(24,056)	—	—	(24,056)	—	$(24,056)
Repurchase of common stock	—	—	—	—	—	(261,737)	(261,737)	—	$(261,737)
Share-based compensation	976,062	10	7,829	—	—	—	7,839	—	$7,839
Balance, March 27, 2022	170,340,748	1,704	1,554,840	2,040,867	(229,610)	(858,700)	2,509,101	—	2,509,101
Net income	—	—	—	215,849	—	—	215,849	—	$215,849
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(12,666)	—	(12,666)	—	$(12,666)
Dividends ($0.1575 per share)	—	—	—	(23,090)	—	—	(23,090)	—	$(23,090)
Repurchase of common stock	—	—	—	—	—	(64,091)	(64,091)	—	$(64,091)
Share-based compensation	23,479	—	9,524	—	—	525	10,049	—	$10,049
Balance, June 26, 2022	170,364,227	1,704	1,564,364	2,233,626	(242,276)	(922,266)	2,635,152	—	2,635,152
Net income	—	—	—	261,186	—	—	261,186	—	$261,186
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(31,711)	—	(31,711)	—	$(31,711)
Dividends ($0.1575 per share)	—	—	—	(23,017)	—	—	(23,017)	—	$(23,017)
Repurchase of common stock	—	—	—	—	—	(12,668)	(12,668)	—	$(12,668)
Share-based compensation	26,625	—	11,268	—	—	—	11,268	—	$11,268
Balance, September 25, 2022	170,390,852	$1,704	$1,575,632	$2,471,795	$(273,987)	$(934,934)	$2,840,210	—	2,840,210
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
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $(15.6) million and $7.8 million for the three month periods ended September 30, 2023 and September 25, 2022, respectively, and $(11.1) million and $15.1 million for the nine month periods ended September 30, 2023 and September 25, 2022, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of September 30, 2023 and September 25, 2022, the Consolidated statements of operations for the three and nine month periods then ended, the Consolidated statements of comprehensive income for the three and nine month periods then ended, the Consolidated statements of cash flows for the nine month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the nine month periods ended September 30, 2023 and September 25, 2022.
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
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
HDMC:
Motorcycles	$1,023,090	$1,128,920	$3,216,387	$3,121,097
Parts and accessories	184,809	200,708	568,001	580,295
Apparel	49,325	69,819	187,072	198,560
Licensing	9,586	10,662	20,912	28,940
Other	30,171	12,145	60,574	40,097
	1,296,981	1,422,254	4,052,946	3,968,989
LiveWire	8,144	14,708	22,932	37,615
Motorcycles and related products revenue	1,305,125	1,436,962	4,075,878	4,006,604

HDFS:
Interest income	207,673	179,261	586,752	509,702
Other	36,261	32,352	120,638	96,542
Financial services revenue	243,934	211,613	707,390	606,244
	$1,549,059	$1,648,575	$4,783,268	$4,612,848
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

	September 30, 2023	September 25, 2022
Balance, beginning of period	$44,100	$40,092
Balance, end of period	$41,134	$45,746
Previously deferred revenue recognized as revenue in the three months ended September 30, 2023 and September 25, 2022 was $6.9 million and $7.0 million, respectively, and $20.2 million and $22.4 million in the nine months ended September 30, 2023 and September 25, 2022, respectively . The Company expects to recognize approximately $17.1 million of the remaining unearned revenue over the next 12 months and $24.0 million thereafter.

4. Income Taxes
The Company’s effective income tax rate for the nine months ended September 30, 2023 was 22.1% compared to 23.0% for the nine months ended September 25, 2022.
5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Net income attributable to Harley-Davidson, Inc.	$198,649	$261,186	$680,778	$699,537

Basic weighted-average shares outstanding	141,622	146,217	143,678	148,673
Effect of dilutive securities – employee stock compensation plan	2,699	856	2,652	862
Diluted weighted-average shares outstanding	144,321	147,073	146,330	149,535
Net earnings per share:
Basic	$1.40	$1.79	$4.74	$4.71
Diluted	$1.38	$1.78	$4.65	$4.68
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.8 million and 3.9 million shares for the three months ended September 30, 2023 and September 25, 2022, respectively, and 1.1 million and 2.3 million shares for the nine months ended September 30, 2023 and September 25, 2022, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022	September 25, 2022
Mutual funds	$32,664	$33,071	$33,631
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

	September 30, 2023	December 31, 2022	September 25, 2022
Raw materials and work in process	$333,107	$331,380	$311,424
Motorcycle finished goods	405,714	549,041	304,195
Parts and accessories and apparel	154,640	187,039	160,724
Inventory at lower of FIFO cost or net realizable value	893,461	1,067,460	776,343
Excess of FIFO over LIFO cost	(124,696)	(116,500)	(95,581)
	$768,765	$950,960	$680,762

Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $478.9 million, $317.4 million, and $344.7 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 30, 2023, December 31, 2022, and September 25, 2022, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of September 30, 2023 were as follows (in thousands):

2023	$31,302
2024	253,720
2025	61,002
2026	79,678
2027	54,158
Thereafter	—
Future maturities	479,860
Unamortized fees	(927)
$478,933
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022
Cash flows from operating activities:
Net income	$671,762	$699,537
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	112,592	114,867
Amortization of deferred loan origination costs	65,996	72,214
Amortization of financing origination fees	9,734	11,475
Provision for long-term employee benefits	(50,373)	(14,637)
Employee benefit plan contributions and payments	(2,668)	(4,766)
Stock compensation expense	64,538	33,595
Net change in wholesale finance receivables related to sales	(392,817)	(294,698)
Provision for credit losses	170,496	94,572
Deferred income taxes	(8,455)	(2,980)
Other, net	(19,738)	24,392
Changes in current assets and liabilities:
Accounts receivable, net	(72,084)	(150,726)
Finance receivables – accrued interest and other	2,366	3,566
Inventories, net	160,742	(6,577)
Accounts payable and accrued liabilities	14,453	37,745
Other current assets	(19,777)	(42,875)
	35,005	(124,833)
Net cash provided by operating activities	$706,767	$574,704

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
Finance receivables, net were as follows (in thousands):

	September 30, 2023	December 31, 2022	September 25, 2022
Retail finance receivables	$6,998,397	$6,748,201	$6,945,649
Wholesale finance receivables	1,049,541	748,948	756,895
	8,047,938	7,497,149	7,702,544
Allowance for credit losses	(392,714)	(358,711)	(360,096)
	$7,655,224	$7,138,438	$7,342,448
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company’s outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. During the third quarter of 2023, macro-economic conditions did not significantly change from the second quarter of 2023. Concerns surrounding elevated inflation levels, muted consumer confidence, challenging global conditions, and recession risk persisted.

As such, at the end the third quarter of 2023, the Company’s outlook on economic conditions and its probability weighting of its economic forecast scenarios were weighted towards a near-term recession.
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
Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$366,919	$14,861	$381,780	$345,275	$13,436	$358,711
Provision for credit losses	60,832	22	60,854	169,049	1,447	170,496
Charge-offs	(63,738)	—	(63,738)	(182,183)	—	(182,183)
Recoveries	13,818	—	13,818	45,690	—	45,690
Balance, end of period	$377,831	$14,883	$392,714	$377,831	$14,883	$392,714
	Three months ended September 25, 2022			Nine months ended September 25, 2022
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$342,691	$9,446	$352,137	$326,320	$13,059	$339,379
Provision for credit losses	34,697	1,920	36,617	96,265	(1,693)	94,572
Charge-offs	(40,283)	—	(40,283)	(114,145)	—	(114,145)
Recoveries	11,625	—	11,625	40,290	—	40,290
Balance, end of period	$348,730	$11,366	$360,096	$348,730	$11,366	$360,096
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

The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	September 30, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$916,306	$806,658	$424,425	$175,218	$87,737	$37,875	$2,448,219
Prime	1,033,222	1,086,081	645,931	293,977	163,603	102,427	3,325,241
Sub-prime	296,583	307,280	211,626	114,298	72,587	55,700	1,058,074
	2,246,111	2,200,019	1,281,982	583,493	323,927	196,002	6,831,534
Canadian Retail:
Super prime	43,643	34,700	19,796	10,707	5,929	2,245	117,020
Prime	13,007	12,307	7,968	4,890	3,135	2,362	43,669
Sub-prime	1,839	1,671	852	871	575	366	6,174
	58,489	48,678	28,616	16,468	9,639	4,973	166,863
	$2,304,600	$2,248,697	$1,310,598	$599,961	$333,566	$200,975	$6,998,397
Current YTD period gross charge-offs:
US Retail	$5,141	$71,540	$54,843	$23,023	$13,622	$11,663	$179,832
Canadian Retail	75	703	634	337	220	382	2,351
	$5,216	$72,243	$55,477	$23,360	$13,842	$12,045	$182,183

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$1,118,198	$612,890	$276,492	$159,550	$69,652	$26,701	$2,263,483
Prime	1,433,141	887,817	425,401	260,458	135,454	79,611	3,221,882
Sub-prime	420,660	298,153	164,946	108,372	57,993	46,827	1,096,951
	2,971,999	1,798,860	866,839	528,380	263,099	153,139	6,582,316
Canadian Retail:
Super prime	49,033	30,090	17,553	12,215	4,975	1,527	115,393
Prime	16,094	10,705	7,283	5,098	3,068	1,787	44,035
Sub-prime	2,223	1,402	1,173	869	475	315	6,457
	67,350	42,197	26,009	18,182	8,518	3,629	165,885
	$3,039,349	$1,841,057	$892,848	$546,562	$271,617	$156,768	$6,748,201

	September 25, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$1,002,057	$684,597	$312,641	$187,399	$87,508	$36,424	$2,310,626
Prime	1,281,483	982,085	476,677	297,481	160,552	102,887	3,301,165
Sub-prime	389,674	334,611	185,874	122,231	67,147	58,364	1,157,901
	2,673,214	2,001,293	975,192	607,111	315,207	197,675	6,769,692
Canadian Retail:
Super prime	46,930	33,149	19,727	14,500	6,365	2,085	122,756
Prime	15,043	11,537	8,149	5,738	3,562	2,345	46,374
Sub-prime	1,984	1,552	1,321	991	582	397	6,827
	63,957	46,238	29,197	21,229	10,509	4,827	175,957
	$2,737,171	$2,047,531	$1,004,389	$628,340	$325,716	$202,502	$6,945,649
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	September 30, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	603	30	—	—	—	—	633
Medium Risk	2,754	16	—	25	—	—	2,795
Low Risk	934,104	95,436	5,928	5,354	4,601	690	1,046,113
	$937,461	$95,482	$5,928	$5,379	$4,601	$690	$1,049,541

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	714,238	11,478	6,646	8,457	7,938	191	748,948
	$714,238	$11,478	$6,646	$8,457	$7,938	$191	$748,948

	September 25, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	714,122	22,850	7,169	3,749	8,607	398	756,895
	$714,122	$22,850	$7,169	$3,749	$8,607	$398	$756,895
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against Financial Services interest income when the account is charged-off. The Company reversed $6.2 million and $3.9 million of accrued interest against Financial Services interest income during the three months ended September 30, 2023 and September 25, 2022, respectively, and $19.6 million and $13.0 million during the nine months ended September 30, 2023 and September 25, 2022, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of September 30, 2023, December 31, 2022, and September 25, 2022, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and nine months ended September 30, 2023 or September 25, 2022. As such, the Company did not reverse any wholesale accrued interest in those periods. There were no dealers on non-accrual status at September 30, 2023, December 31, 2022, or September 25, 2022.
The aging analysis of the Company's finance receivables was as follows (in thousands):

	September 30, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,738,510	$151,192	$55,454	$53,241	$259,887	$6,998,397
Wholesale finance receivables	1,049,338	19	22	162	203	1,049,541
	$7,787,848	$151,211	$55,476	$53,403	$260,090	$8,047,938

	December 31, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,473,462	$152,343	$60,446	$61,950	$274,739	$6,748,201
Wholesale finance receivables	748,682	222	44	—	266	748,948
	$7,222,144	$152,565	$60,490	$61,950	$275,005	$7,497,149

	September 25, 2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,714,095	$136,957	$49,260	$45,337	$231,554	$6,945,649
Wholesale finance receivables	756,609	271	15	—	286	756,895
	$7,470,704	$137,228	$49,275	$45,337	$231,840	$7,702,544
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables in troubled loan modifications. Total finance receivables in troubled loan modifications were not significant as of September 30, 2023, December 31, 2022, and September 25, 2022. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	September 30, 2023			December 31, 2022			September 25, 2022
	Notional Value	Assets	Liabilities(a)	Notional Value	Assets	Liabilities(a)	Notional Value	Assets	Liabilities(a)
Foreign currency contracts	$481,204	$15,486	$1,325	$550,160	$6,054	$13,440	$459,252	$29,975	$331
Commodity contracts	601	—	63	1,361	—	410	1,724	169	—
Cross-currency swaps	1,420,560	—	58,655	1,367,460	—	36,101	1,367,460	—	149,479
	$1,902,365	$15,486	$60,043	$1,918,981	$6,054	$49,951	$1,828,436	$30,144	$149,810

	Derivative Financial Instruments Not Designated as Hedging Instruments
	September 30, 2023			December 31, 2022			September 25, 2022
	Notional Value	Assets(b)	Liabilities	Notional Value	Assets(b)	Liabilities	Notional Value	Assets(b)	Liabilities
Commodity contracts	$5,773	$168	$245	$10,803	$310	$310	$8,197	$27	$919
Interest rate caps	718,960	1,966	—	1,058,827	2,373	—	1,183,178	3,857	—
	$724,733	$2,134	$245	$1,069,630	$2,683	$310	$1,191,375	$3,884	$919
(a)Includes $58.7 million, $24.2 million, and $82.7 million of cross-currency swaps recorded in Other long-term liabilities as of September 30, 2023, December 31, 2022, and September 25, 2022, respectively, with all remaining amounts recorded in Accrued liabilities.
(b)Includes $2.0 million, $2.4 million, and $3.9 million of interest rate caps recorded in Other long-term assets as of September 30, 2023, December 31, 2022, and September 25, 2022 respectively, with all remaining amounts recorded in Other current assets.

The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Foreign currency contracts	$14,632	$26,657	$18,597	$54,429	$(3,588)	$15,202	$635	$30,484
Commodity contracts	(51)	88	(467)	816	(115)	147	(814)	627
Cross-currency swaps	(44,089)	(94,912)	(22,543)	(184,551)	(41,210)	(95,111)	(16,365)	(201,377)
Treasury rate lock contracts	—	—	1,139	—	(241)	(90)	(510)	(335)
Swap rate lock contracts	—	—	(1,780)	—	95	—	163	—
	$(29,508)	$(68,167)	$(5,054)	$(129,306)	$(45,059)	$(79,852)	$(16,891)	$(170,601)

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended September 30, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$893,343	$301,454	$7,688	$84,123

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(3,588)	—	—	—
Commodity contracts	(115)	—	—	—
Cross-currency swaps	—	(41,210)	—	—
Treasury rate lock contracts	—	—	(91)	(150)
Swap rate lock contracts	—	—	—	95
	Three months ended September 25, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$946,656	$265,841	$8,124	$60,740

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	15,202	—	—	—
Commodity contracts	147	—	—	—
Cross-currency swaps	—	(95,111)	—	—
Treasury rate lock contracts	—	—	(90)	—

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Nine months ended September 30, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,691,272	$877,591	$23,104	$243,677

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	635	—	—	—
Commodity contracts	(814)	—	—	—
Cross-currency swaps	—	(16,365)	—	—
Treasury rate lock contracts	—	—	(272)	(238)
Swap rate lock contracts	—	—	—	163
	Nine months ended September 25, 2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,721,913	$740,699	$23,555	$150,488

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	30,484	—	—	—
Commodity contracts	627	—	—	—
Cross-currency swaps	—	(201,377)	—	—
Treasury rate lock contracts	—	—	(272)	(63)
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at September 30, 2023, estimated to be reclassified into income over the next 12 months was $38.8 million.
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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Foreign currency contracts	$2,064	$3,061	$1,127	$9,348
Commodity contracts	297	(760)	(1,080)	472
Interest rate caps	(700)	1,997	(407)	2,015
	$1,661	$4,298	$(360)	$11,835
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

9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	September 30, 2023	December 31, 2022	September 25, 2022
Unsecured commercial paper	$815,081	$770,468	$692,551
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		September 30, 2023	December 31, 2022	September 25, 2022
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$79,755	$71,785	$82,154
Asset-backed U.S. commercial paper conduit facility		272,766	425,794	489,074
Asset-backed securitization debt		2,147,548	2,028,155	2,416,075
Unamortized discounts and debt issuance costs		(8,864)	(8,741)	(10,669)
		2,491,205	2,516,993	2,976,634
Unsecured notes (at par value):
Medium-term notes:
Due in 2023, issued February 2018	3.35%	—	350,000	350,000
Due in 2023, issued May 2020(a)	4.94%	—	695,727	632,586
Due in 2024, issued November 2019(b)	3.14%	634,464	642,210	583,926
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	—	—
Due in 2026, issued April 2023(c)	6.36%	740,207	—	—
Unamortized discounts and debt issuance costs		(17,275)	(8,464)	(9,682)
		3,257,396	2,879,473	2,756,830

Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(4,100)	(4,632)	(4,808)
		745,900	745,368	745,192
		4,003,296	3,624,841	3,502,022
Long-term debt		6,494,501	6,141,834	6,478,656
Current portion of long-term debt, net		(638,496)	(1,684,782)	(1,740,422)
Long-term debt, net		$5,856,005	$4,457,052	$4,738,234
(a)€650.0 million par value remeasured to U.S. dollar at September 30, 2023, December 31, 2022, and September 25, 2022, respectively
(b)€600.0 million par value remeasured to U.S. dollar at September 30, 2023, December 31, 2022, and September 25, 2022, respectively
(c)€700.0 million par value remeasured to U.S. dollar at September 30, 2023

Future principal payments of the Company's debt obligations as of September 30, 2023 were as follows (in thousands):

2023	$1,029,048
2024	1,263,895
2025	1,838,008
2026	1,403,803
2027	744,528
Thereafter	1,060,539
Future principal payments	7,339,821
Unamortized discounts and debt issuance costs	(30,239)
$7,309,582
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	September 30, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,608,831	$(141,260)	$115,306	$7,951	$2,590,828	$2,138,684
Asset-backed U.S. commercial paper conduit facility	300,692	(16,267)	20,456	1,444	306,325	272,766
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	91,926	(4,101)	5,859	116	93,800	79,755
	$3,001,449	$(161,628)	$141,621	$9,511	$2,990,953	$2,491,205

	December 31, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,558,450	$(130,774)	$114,254	$7,899	$2,549,829	$2,019,414
Asset-backed U.S. commercial paper conduit facility	474,167	(24,236)	26,874	1,906	478,711	425,794
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	82,375	(3,452)	4,873	130	83,926	71,785
	$3,114,992	$(158,462)	$146,001	$9,935	$3,112,466	$2,516,993

	September 25, 2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$3,003,578	$(150,672)	$170,297	$8,274	$3,031,477	$2,405,406
Asset-backed U.S. commercial paper conduit facility	540,751	(27,114)	35,581	1,308	550,526	489,074
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	93,781	(3,874)	6,162	168	96,237	82,154
	$3,638,110	$(181,660)	$212,040	$9,750	$3,678,240	$2,976,634
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs that in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2024 to 2031.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2023			2022
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$628.5	$550.0	$547.7	$—	$—	$—
Second quarter	$—	$—	$—	2,176.4	1,836.3	1,826.9
Third quarter	$576.0	$500.0	$497.8	—	—	—
	$1,204.5	$1,050.0	$1,045.5	$2,176.4	$1,836.3	$1,826.9
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – The Company has a $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits.

Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In November 2022, the Company renewed the U.S. Conduit Facility. As a result of the renewal, the agreement no longer allows for uncommitted additional borrowings, at the lender's discretion, of up to $300.0 million in addition to the $1.50 billion aggregate commitment. Prior to the November 2022 renewal, the Company drew against the $300.0 million of uncommitted additional borrowings that were available prior to the renewal. The Company repaid the remaining balance of these uncommitted additional borrowings in full during the three months ended September 30, 2023. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the nine months ended September 30, 2023 or during the third quarter of 2022. During the second quarter of 2022, the Company transferred $420.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $362.8 million of debt under the U.S. Conduit Facility. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2023, the Company renewed its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 30, 2023, the Canadian Conduit has an expiration date of June 28, 2024.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $14.0 million at September 30, 2023. The maximum exposure is not an indication of the Company's expected loss exposure.

Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in millions):

	2023		2022
	Transfers	Proceeds	Transfers	Proceeds
First quarter	—	—	25.3	21.2
Second quarter	40.5	33.5	—	—
Third quarter	10.8	8.9	27.8	23.0
	$51.3	$42.4	$53.1	$44.2

11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,330,576	$1,071,000	$259,576
Marketable securities	32,664	32,664	—
Derivative financial instruments	17,620	—	17,620
	$1,380,860	$1,103,664	$277,196
Liabilities:
Derivative financial instruments	$60,288	$—	$60,288
LiveWire warrants	10,631	6,955	3,676
	$70,919	$6,955	$63,964

	December 31, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$805,629	$594,000	$211,629
Marketable securities	33,071	33,071	—
Derivative financial instruments	8,737	—	8,737
	$847,437	$627,071	$220,366
Liabilities:
Derivative financial instruments	$50,261	$—	$50,261
LiveWire warrants	8,388	5,500	2,888
	$58,649	$5,500	$53,149
	September 25, 2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,324,705	$1,057,000	$267,705
Marketable securities	33,631	33,631	—
Derivative financial instruments	34,028	—	34,028
	$1,392,364	$1,090,631	$301,733
Liabilities:
Derivative financial instruments	$150,729	$—	$150,729
LiveWire warrants	—	$—	$—
	$150,729	$—	$150,729
Nonrecurring Fair Value Measurements – Repossessed inventory is recorded at the lower of cost or net realizable value through a nonrecurring fair value measurement. Repossessed inventory was $26.3 million, $20.7 million and $20.3 million as of September 30, 2023, December 31, 2022 and September 25, 2022, respectively, for which the fair value adjustment was a decrease of $10.8 million, $7.5 million and $2.5 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	September 30, 2023		December 31, 2022		September 25, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,668,607	$7,655,224	$7,248,353	$7,138,438	$7,555,135	$7,342,448
Liabilities:
Deposits, net	$498,834	$478,933	$339,981	$317,375	$369,429	$344,735
Debt:
Unsecured commercial paper	$815,081	$815,081	$770,468	$770,468	$692,551	$692,551
Asset-backed U.S. commercial paper conduit facility	$272,766	$272,766	$425,794	$425,794	$489,074	$489,074
Asset-backed Canadian commercial paper conduit facility	$79,755	$79,755	$71,785	$71,785	$82,154	$82,154
Asset-backed securitization debt	$2,121,724	$2,138,684	$1,996,550	$2,019,414	$2,385,056	$2,405,406
Medium-term notes	$3,156,412	$3,257,396	$2,760,093	$2,879,473	$2,612,372	$2,756,830
Senior notes	$642,746	$745,900	$661,630	$745,368	$637,494	$745,192
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

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Balance, beginning of period	$65,291	$61,727	$75,960	$61,621
Warranties issued during the period	10,570	11,094	32,554	31,522
Settlements made during the period	(16,766)	(12,099)	(43,344)	(29,228)
Recalls and changes to pre-existing warranty liabilities	7,215	17,181	1,140	13,988
Balance, end of period	$66,310	$77,903	$66,310	$77,903
The liability for recall campaigns, included in the balance above, was $20.3 million, $29.7 million and $31.2 million at September 30, 2023, December 31, 2022 and September 25, 2022, respectively.
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

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Pension and SERPA Benefits:
Service cost	$1,294	$4,763	$3,882	$14,289
Interest cost	20,476	15,473	61,429	46,418
Expected return on plan assets	(36,519)	(31,476)	(109,557)	(94,428)
Amortization of unrecognized:
Prior service cost (credit)	188	(328)	564	(984)
Net (gain) loss	(181)	7,978	(543)	23,934
Settlement gain	—	—	(222)	(256)
Net periodic benefit income	$(14,742)	$(3,590)	$(44,447)	$(11,027)
Postretirement Healthcare Benefits:
Service cost	$797	$1,161	$2,390	$3,482
Interest cost	2,772	1,904	8,316	5,712
Expected return on plan assets	(4,281)	(3,809)	(12,843)	(11,427)
Amortization of unrecognized:
Prior service credit	(166)	(581)	(498)	(1,743)
Net (gain) loss	(1,097)	122	(3,291)	366
Net periodic benefit income	$(1,975)	$(1,203)	$(5,926)	$(3,610)
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

In June 2023, the Company received a letter from PCA advising that PCA was investigating a new, separate potential quality issue with brake hose assemblies produced by PCA after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. The Company continued to manufacture, among other motorcycles, the recently launched 2023 CVO Road Glide and Street Glide, which do not use PCA's brake hose assemblies. It also continued its normal motorcycle manufacturing operations at its international facilities. In connection with this matter, in late June 2023 PCA filed a new and separate NHTSA notification, identifying certain brake hose assemblies produced between June of 2022 and June of 2023 as noncompliant with select NHTSA laboratory test standards. The Company followed PCA’s June 2023 notification by filing a derivative notification with NHTSA in early July 2023.

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

Based on its expectation that NHTSA will make Inconsequentiality Determinations, the Company does not expect that these regulatory noncompliance matters will result in material costs in the future, and no costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet fully known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity and cost of the required repair, the need for and availability of replacement parts, and the number of motorcycle owners that would participate. The Company estimates, based on its available information and assumptions, that the cost of a potential field action or recall in the aggregate, if any were to occur, could range from approximately $100 million to $400 million. The Company continues to evaluate and update its estimates as it learns more about these regulatory matters, including the variables and uncertainties discussed above. The Company also continues to maintain its expectation that NHTSA will make the requested Inconsequentiality Determinations and that these regulatory matters will not result in any material field action or recall costs. If a material field action or recall were to result, the Company would seek full recovery of those amounts.
15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended September 30, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(89,787)	$(13,196)	$(253,141)	$(356,124)
Other comprehensive loss, before reclassifications	(12,355)	(29,508)	—	(41,863)
Income tax benefit	803	6,927	—	7,730
	(11,552)	(22,581)	—	(34,133)
Reclassifications:
Net loss on derivative financial instruments	—	45,059	—	45,059
Prior service credits(a)	—	—	22	22
Actuarial gains(a)	—	—	(1,278)	(1,278)
Reclassifications before tax	—	45,059	(1,256)	43,803
Income tax (expense) benefit	—	(10,580)	295	(10,285)
	—	34,479	(961)	33,518
Other comprehensive (loss) income	(11,552)	11,898	(961)	(615)
Balance, end of period	$(101,339)	$(1,298)	$(254,102)	$(356,739)

	Three months ended September 25, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(79,543)	$20,775	$(183,508)	$(242,276)
Other comprehensive loss, before reclassifications	(47,333)	(68,167)	—	(115,500)
Income tax benefit	1,088	14,803	—	15,891
	(46,245)	(53,364)	—	(99,609)
Reclassifications:
Net loss on derivative financial instruments	—	79,852	—	79,852
Prior service credits(a)	—	—	(909)	(909)
Actuarial losses(a)	—	—	8,100	8,100
Reclassifications before tax	—	79,852	7,191	87,043
Income tax expense	—	(17,457)	(1,688)	(19,145)
	—	62,395	5,503	67,898
Other comprehensive (loss) income	(46,245)	9,031	5,503	(31,711)
Balance, end of period	$(125,788)	$29,806	$(178,005)	$(273,987)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

	Nine months ended September 30, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
Other comprehensive loss, before reclassifications	(24,675)	(5,054)	—	(29,729)
Income tax benefit	3,607	1,272	—	4,879
	(21,068)	(3,782)	—	(24,850)
Reclassifications:
Net loss on derivative financial instruments	—	16,891	—	16,891
Prior service credits(a)	—	—	66	66
Actuarial gains(a)	—	—	(3,834)	(3,834)
Reclassifications before tax	—	16,891	(3,768)	13,123
Income tax (expense) benefit	—	(3,967)	884	(3,083)
	—	12,924	(2,884)	10,040
Other comprehensive (loss) income	(21,068)	9,142	(2,884)	(14,810)
Balance, end of period	$(101,339)	$(1,298)	$(254,102)	$(356,739)

	Nine months ended September 25, 2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(82,737)	(129,306)	—	(212,043)
Income tax benefit	1,350	28,025	—	29,375
	(81,387)	(101,281)	—	(182,668)
Reclassifications:
Net loss on derivative financial instruments	—	170,601	—	170,601
Prior service credits(a)	—	—	(2,727)	(2,727)
Actuarial losses(a)	—	—	24,300	24,300
Reclassifications before tax	—	170,601	21,573	192,174
Income tax expense	—	(37,509)	(5,065)	(42,574)
	—	133,092	16,508	149,600
Other comprehensive (loss) income	(81,387)	31,811	16,508	(33,068)
Balance, end of period	$(125,788)	$29,806	$(178,005)	$(273,987)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
HDMC:
Revenue	$1,296,981	$1,422,254	$4,052,946	$3,968,989
Gross profit	410,690	489,341	1,385,190	1,284,063
Selling, administrative and engineering expense	235,437	210,227	679,864	575,364
Restructuring expense (benefit)	—	3	—	(389)
Operating income	175,253	279,111	705,326	709,088
LiveWire:
Revenue	8,144	14,708	22,932	37,615
Gross profit (loss)	1,092	965	(584)	628
Selling, administrative and engineering expense	26,435	22,314	81,290	57,392
Operating loss	(25,343)	(21,349)	(81,874)	(56,764)
HDFS:
Financial services revenue	243,934	211,613	707,390	606,244
Financial services expense	184,559	130,657	530,610	353,003
Operating income	59,375	80,956	176,780	253,241
Operating income	$209,285	$338,718	$800,232	$905,565
Total assets for the HDMC, LiveWire and HDFS segments were $3.5 billion, $0.3 billion and $8.6 billion, respectively, as of September 30, 2023, $3.3 billion, $0.4 billion and $7.9 billion, respectively, as of December 31, 2022, and $3.2 billion, $0.2 billion and $8.5 billion, respectively, as of September 25, 2022.
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

	Three months ended September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,307,289	$—	$(2,164)	$1,305,125
Financial services	—	244,554	(620)	243,934
	1,307,289	244,554	(2,784)	1,549,059
Costs and expenses:
Motorcycles and related products cost of goods sold	893,343	—	—	893,343
Financial services interest expense	—	84,123	—	84,123
Financial services provision for credit losses	—	60,854	—	60,854
Selling, administrative and engineering expense	262,444	41,745	(2,735)	301,454
	1,155,787	186,722	(2,735)	1,339,774
Operating income	151,502	57,832	(49)	209,285
Other income, net	26,814	—	—	26,814
Investment income	209,868	—	(200,000)	9,868
Interest expense	7,688	—	—	7,688
Income before income taxes	380,496	57,832	(200,049)	238,279
Income tax provision	27,867	14,309	—	42,176
Net income	352,629	43,523	(200,049)	196,103
Less: (income) loss attributable to noncontrolling interests	2,546	$—	$—	$2,546
Net income attributable to Harley-Davidson, Inc.	$355,175	$43,523	$(200,049)	$198,649

	Nine months ended September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,082,312	$—	$(6,434)	$4,075,878
Financial services	—	709,167	(1,777)	707,390
	4,082,312	709,167	(8,211)	4,783,268
Costs and expenses:
Motorcycles and related products cost of goods sold	2,691,272	—	—	2,691,272
Financial services interest expense	—	243,677	—	243,677
Financial services provision for credit losses	—	170,496	—	170,496
Selling, administrative and engineering expense	762,963	122,871	(8,243)	877,591
	3,454,235	537,044	(8,243)	3,983,036
Operating income	628,077	172,123	32	800,232
Other income, net	54,136	—	—	54,136
Investment income	231,044	—	(200,000)	31,044
Interest expense	23,104	—	—	23,104
Income before income taxes	890,153	172,123	(199,968)	862,308
Provision for income taxes	150,265	40,281	—	190,546
Net income	739,888	131,842	(199,968)	671,762
Less: (income) loss attributable to noncontrolling interests	9,016	—	—	9,016
Net income attributable to Harley-Davidson, Inc.	$748,904	$131,842	$(199,968)	$680,778

	Three months ended September 25, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,439,894	$—	$(2,932)	$1,436,962
Financial Services	—	212,100	(487)	211,613
	1,439,894	212,100	(3,419)	1,648,575
Costs and expenses:
Motorcycles and Related Products cost of goods sold	946,656	—	—	946,656
Financial Services interest expense	—	60,740	—	60,740
Financial Services provision for credit losses	—	36,617	—	36,617
Selling, administrative and engineering expense	233,151	36,231	(3,541)	265,841
Restructuring expense	3	—	—	3
	1,179,810	133,588	(3,541)	1,309,857
Operating income	260,084	78,512	122	338,718
Other income, net	9,358	—	—	9,358
Investment income	201,723	—	(200,000)	1,723
Interest expense	8,124	—	—	8,124
Income before income taxes	463,041	78,512	(199,878)	341,675
Provision for income taxes	61,390	19,099	—	80,489
Net income	401,651	59,413	(199,878)	261,186
Less: (income) loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Harley-Davidson, Inc.	$401,651	$59,413	$(199,878)	$261,186

	Nine months ended September 25, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,015,779	$—	$(9,175)	$4,006,604
Financial services	—	607,876	(1,632)	606,244
	4,015,779	607,876	(10,807)	4,612,848
Costs and expenses:
Motorcycles and related products cost of goods sold	2,721,913	—	—	2,721,913
Financial services interest expense	—	150,488	—	150,488
Financial services provision for credit losses	—	94,572	—	94,572
Selling, administrative and engineering expense	634,506	117,117	(10,924)	740,699
Restructuring benefit	(389)	—	—	(389)
	3,356,030	362,177	(10,924)	3,707,283
Operating income	659,749	245,699	117	905,565
Other income, net	30,443	—	—	30,443
Investment income (loss)	196,214	—	(200,000)	(3,786)
Interest expense	23,555	—	—	23,555
Income before income taxes	862,851	245,699	(199,883)	908,667
Provision for income taxes	150,231	58,899	—	209,130
Net income	712,620	186,800	(199,883)	699,537
Less: (income) loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Harley-Davidson, Inc.	$712,620	$186,800	$(199,883)	$699,537

	September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,218,420	$659,931	$—	$1,878,351
Accounts receivable, net	672,755	8	(357,432)	315,331
Finance receivables, net	—	2,101,965	—	2,101,965
Inventories, net	768,765	—	—	768,765
Restricted cash	—	130,838	—	130,838
Other current assets	172,174	59,920	(4,538)	227,556
	2,832,114	2,952,662	(361,970)	5,422,806
Finance receivables, net	—	5,553,259	—	5,553,259
Property, plant and equipment, net	682,350	20,954	—	703,304
Pension and postretirement assets	369,440	—	—	369,440
Goodwill	61,935	—	—	61,935
Deferred income taxes	54,972	90,976	(1,184)	144,764
Lease assets	65,327	3,707	—	69,034
Other long-term assets	223,757	26,765	(112,848)	137,674
	$4,289,895	$8,648,323	$(476,002)	$12,462,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362,662	$376,897	$(357,432)	$382,127
Accrued liabilities	461,725	128,585	(4,176)	586,134
Short-term deposits, net	—	250,987	—	250,987
Short-term debt	—	815,081	—	815,081
Current portion of long-term debt, net	—	638,496	—	638,496
	824,387	2,210,046	(361,608)	2,672,825
Long-term deposits, net	—	227,946	—	227,946
Long-term debt, net	745,900	5,110,105	—	5,856,005
Lease liabilities	48,572	3,666	—	52,238
Pension and postretirement liabilities	67,991	—	—	67,991
Deferred income taxes	27,116	2,412	—	29,528
Other long-term liabilities	144,405	98,041	1,967	244,413
Commitments and contingencies (Note 14)
Shareholders’ equity	2,431,524	996,107	(116,361)	3,311,270
	$4,289,895	$8,648,323	$(476,002)	$12,462,216

	September 25, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$926,389	$803,861	$—	$1,730,250
Accounts receivable, net	695,899	—	(395,445)	300,454
Finance receivables, net	—	1,807,718	—	1,807,718
Inventories, net	680,762	—	—	680,762
Restricted cash	100,000	187,264	—	287,264
Other current assets	167,999	54,251	(16,516)	205,734
	2,571,049	2,853,094	(411,961)	5,012,182
Finance receivables, net	—	5,534,730	—	5,534,730
Property, plant and equipment, net	616,382	25,269	—	641,651
Pension and postretirement assets	424,784	—	—	424,784
Goodwill	60,440	—	—	60,440
Deferred income taxes	15,806	79,162	(25,234)	69,734
Lease assets	34,230	6,313	—	40,543
Other long-term assets	206,409	43,368	(106,230)	143,547
	$3,929,100	$8,541,936	$(543,425)	$11,927,611
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414,448	$419,531	$(395,445)	$438,534
Accrued liabilities	532,808	193,328	(15,592)	710,544
Short-term deposits, net	—	97,856	—	97,856
Short-term debt	—	692,551	—	692,551
Current portion of long-term debt, net	—	1,740,422	—	1,740,422
	947,256	3,143,688	(411,037)	3,679,907
Long-term deposits, net	—	246,879	—	246,879
Long-term debt, net	745,192	3,993,042	—	4,738,234
Lease liabilities	17,524	6,312	—	23,836
Pension and postretirement liabilities	92,953	—	—	92,953
Deferred income taxes	32,199	582	(24,469)	8,312
Other long-term liabilities	157,112	138,027	2,141	297,280
Commitments and contingencies (Note 14)
Shareholders’ equity	1,936,864	1,013,406	(110,060)	2,840,210
	$3,929,100	$8,541,936	$(543,425)	$11,927,611

	Nine months ended September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$739,888	$131,842	$(199,968)	$671,762
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	105,824	6,768	—	112,592
Amortization of deferred loan origination costs	—	65,996	—	65,996
Amortization of financing origination fees	532	9,202	—	9,734
Provision for long-term employee benefits	(50,373)	—	—	(50,373)
Employee benefit plan contributions and payments	(2,668)	—	—	(2,668)
Stock compensation expense	61,642	2,896	—	64,538
Net change in wholesale finance receivables related to sales	—	—	(392,817)	(392,817)
Provision for credit losses	—	170,496	—	170,496
Deferred income taxes	147	(8,764)	162	(8,455)
Other, net	(15,606)	(4,099)	(33)	(19,738)
Changes in current assets and liabilities:
Accounts receivable, net	(312,549)	—	240,465	(72,084)
Finance receivables – accrued interest and other	—	2,366	—	2,366
Inventories, net	160,742	—	—	160,742
Accounts payable and accrued liabilities	(10,440)	257,748	(232,855)	14,453
Other current assets	(24,418)	4,645	(4)	(19,777)
	(87,167)	507,254	(385,082)	35,005
Net cash provided by operating activities	652,721	639,096	(585,050)	706,767

Cash flows from investing activities:
Capital expenditures	(135,768)	(3,134)	—	(138,902)
Origination of finance receivables	—	(6,035,046)	2,872,089	(3,162,957)
Collections on finance receivables	—	5,276,887	(2,487,039)	2,789,848
Other investing activities	(1,622)	—	2,500	878
Net cash used by investing activities	(137,390)	(761,293)	387,550	(511,133)

	Nine months ended September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,446,304	—	1,446,304
Repayments of medium-term notes	—	(1,056,680)	—	(1,056,680)
Proceeds from securitization debt	—	1,045,547	—	1,045,547
Repayments of securitization debt	—	(930,608)	—	(930,608)
Borrowings of asset-backed commercial paper	—	42,429	—	42,429
Repayments of asset-backed commercial paper	—	(187,599)	—	(187,599)
Net increase in unsecured commercial paper	—	43,523	—	43,523
Net increase in deposits	—	161,157	—	161,157
Dividends paid	(72,775)	(200,000)	200,000	(72,775)
Repurchase of common stock	(239,428)	—	—	(239,428)
Other financing activities	1,706	2,500	(2,500)	1,706
Net cash (used) provided by financing activities	(310,497)	366,573	197,500	253,576
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,212)	(203)	—	(8,415)
Net increase in cash, cash equivalents and restricted cash	$196,622	$244,173	$—	$440,795

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net increase in cash, cash equivalents and restricted cash	196,622	244,173	—	440,795
Cash, cash equivalents and restricted cash, end of period	$1,218,420	$801,552	$—	$2,019,972

	Nine months ended September 25, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$712,620	$186,800	$(199,883)	$699,537
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	108,485	6,382	—	114,867
Amortization of deferred loan origination costs	—	72,214	—	72,214
Amortization of financing origination fees	524	10,951	—	11,475
Provision for long-term employee benefits	(14,637)	—	—	(14,637)
Employee benefit plan contributions and payments	(4,766)	—	—	(4,766)
Stock compensation expense	31,418	2,177	—	33,595
Net change in wholesale finance receivables related to sales	—	—	(294,698)	(294,698)
Provision for credit losses	—	94,572	—	94,572
Deferred income taxes	1,981	(4,681)	(280)	(2,980)
Other, net	20,190	4,318	(116)	24,392
Changes in current assets and liabilities:
Accounts receivable, net	(443,645)	—	292,919	(150,726)
Finance receivables – accrued interest and other	—	3,566	—	3,566
Inventories, net	(6,577)	—	—	(6,577)
Accounts payable and accrued liabilities	22,075	321,594	(305,924)	37,745
Other current assets	(58,774)	2,615	13,284	(42,875)
	(343,726)	513,708	(294,815)	(124,833)
Net cash provided by operating activities	368,894	700,508	(494,698)	574,704
Cash flows from investing activities:
Capital expenditures	(82,153)	(2,794)	—	(84,947)
Origination of finance receivables	—	(6,642,296)	2,868,466	(3,773,830)
Collections on finance receivables	—	5,684,649	(2,573,768)	3,110,881
Other investing activities	2,160	—	—	2,160
Net cash used by investing activities	(79,993)	(960,441)	294,698	(745,736)

	Nine months ended September 25, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(950,000)	—	(950,000)
Proceeds from securitization debt	—	1,826,891	—	1,826,891
Repayments of securitization debt	—	(1,054,939)	—	(1,054,939)
Borrowings of asset-backed commercial paper	—	448,255	—	448,255
Repayments of asset-backed commercial paper	—	(228,431)	—	(228,431)
Net decrease in unsecured commercial paper	—	(60,281)	—	(60,281)
Net increase in deposits	—	54,080	—	54,080
Deposit in advance of business combination	100,000	—	—	100,000
Dividends paid	(70,163)	(200,000)	200,000	(70,163)
Repurchase of common stock	(338,496)	—	—	(338,496)
Other financing activities	(1,237)	—	—	(1,237)
Net cash (used) provided by financing activities	(309,896)	331,360	200,000	221,464
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30,821)	(2,540)	—	(33,361)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(51,816)	$68,887	$—	$17,071

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,816)	68,887	—	17,071
Cash, cash equivalents and restricted cash, end of period	$1,026,389	$1,015,901	$—	$2,042,290

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," “is on-track,” "sees," "feels," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of October 26, 2023 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 8, 2023), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
During the third quarter of 2023, the Company continued to experience a challenging macro-economic environment as it worked through the effects of the previously disclosed unplanned mid-2023 production suspension that occurred in late June and the first part of July 2023. Net income attributable to Harley-Davidson, Inc. was $198.6 million, or $1.38 per diluted share, in the third quarter of 2023 compared to $261.2 million, or $1.78 per diluted share, in the third quarter of 2022.
In the third quarter of 2023, HDMC segment operating income was $175.3 million, down $103.9 million from the third quarter of 2022. The decrease in operating income from the HDMC segment for the third quarter of 2023 was driven primarily by lower motorcycle shipments, increased operating expenses and unfavorable foreign currency exchange impacts partially offset by price increases, reduced raw material costs and favorable product mix compared to the same quarter last year. Operating loss from the LiveWire segment in the third quarter of 2023 was $25.3 million compared to an operating loss of $21.3 million in the prior year quarter due primarily to lower electric balance bike shipments and increased operating expenses. Operating income from the HDFS segment in the third quarter of 2023 was $59.4 million, down $21.6 million compared to the prior year quarter due primarily to higher interest expense and an increase in the provision for credit losses partially offset by higher interest income.
Retail sales of Harley-Davidson motorcycles declined during the third quarter behind higher consumer interest rates and reduced availability of certain models following the mid-2023 production suspension. Retail sales of new Harley-Davidson motorcycles in the third quarter of 2023 decreased 15.6% compared to the third quarter of 2022, including a decrease of 15.1% and 16.5% in U.S. and international markets, respectively. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company(1)
Supply Chain Challenges – Starting in 2020, the Company began to experience disruption and increasing costs related to global supply chain challenges, including global semiconductor chip shortages. During the second half of 2022, these cost increases began to moderate primarily through the normalization of logistics inflation and to a lesser extent raw materials inflation which slowed as metal markets improved. In addition, during the second half of 2022, the Company began to reduce its reliance on expedited shipping. During the first nine months of 2023, the Company continued to experience a moderate level of cost inflation, primarily related to labor and warehousing costs, partially offset by deflation related to freight and raw materials. The Company also continued to reduce its use of expedited modes of freight during the first nine months of 2023. The Company continues to expect overall supply-chain cost inflation to moderate for the 2023 full year as compared to 2022.
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

In June 2023, the Company received a letter from PCA advising that PCA was investigating a new, separate potential quality issue with brake hose assemblies produced by PCA after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. The Company continued to manufacture, among other motorcycles, the recently launched 2023 CVO Road Glide and Street Glide, which do not use PCA's brake hose assemblies. It also continued its normal motorcycle manufacturing operations at its international facilities. In connection with this matter, in late June 2023 PCA filed a new and separate NHTSA notification, identifying certain brake hose assemblies produced between June of 2022 and June of 2023 as noncompliant with select NHTSA laboratory test standards. The Company followed PCA’s June 2023 notification by filing a derivative notification with NHTSA in early July 2023.

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

Based on its expectation that NHTSA will make Inconsequentiality Determinations, the Company does not expect that these regulatory noncompliance matters will result in material costs in the future, and no costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet fully known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity and cost of the required repair, the need for and availability of replacement parts, and the number of motorcycle owners that would participate. The Company estimates, based on its available information and assumptions, that the cost of a potential field action or recall in the aggregate, if any were to occur, could range from approximately $100 million to $400 million. The Company continues to evaluate and update its estimates as it learns more about these regulatory matters, including the variables and uncertainties discussed above. The Company also continues to maintain its expectation that NHTSA will make the requested Inconsequentiality Determinations and that these regulatory matters will not result in any material field action or recall costs. If a material field action or recall were to result, the Company would seek full recovery of those amounts.
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
Suspension of Additional European Union Tariffs – In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to revocation of the Binding Origin Information (BOI) decisions that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% from April 19, 2021 through the end of 2021. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement suspended the additional tariffs initially imposed by the EU on the Company's motorcycles, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The lower 6% tariff rate applies to all motorcycles imported by the Company into the EU, regardless of origin. Under the agreement between the U.S. and the EU, the lower tariff rate will remain in effect until December 31, 2023. While it is the Company's understanding that negotiations between the U.S. and the EU are ongoing, there are no assurances they will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond December 31, 2023.
To date, the Company continues to pursue its appeals of the revocation of the BOI decisions and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that these appeals will continue or be successful.
Guidance(1)
On October 26, 2023, the Company provided guidance for 2023, which reflects its results for the first nine months of 2023 and its outlook for the remainder of the year:
The Company expects HDMC revenue growth of 0% to 3% in 2023 compared to 2022. The Company's revenue expectation assumes the impact of a decline in wholesale unit shipments, offset by the impact of pricing actions intended to offset the impact of a moderated inflationary outlook and a beneficial product mix, as the Company focuses on its most profitable products.
The Company expects HDMC operating margin as a percent of revenue to be in the range of 13.9% to 14.3% in 2023. The Company continues to believe the anticipated positive impact of pricing and supply chain productivity will offset cost inflation and unfavorability related to foreign currency exchange rates. This guidance reflects productivity savings of approximately $70 million for 2023 which has been revised down from $100 million based on the Company's current production environment.
The Company expects LiveWire to sell 600 to 1,000 LiveWire motorcycle units in 2023. The Company expects a LiveWire operating loss of $115 million to $125 million in 2023.
The Company expects HDFS operating income to decline 20% to 25% in 2023 compared to 2022. HDFS continues to stay focused on several actions to effectively manage the business in the current credit environment, including increased investment behind collections and stronger repossession efforts. HDFS also expects to continue to grow other revenue sources such as licensing and insurance revenue.
The Company expects capital investments in 2023 of between $225 and $250 million. The Company plans to continue to invest behind product development and capability enhancement in support of The Hardwire strategy.
The Company's capital allocation priorities remain to fund growth through The Hardwire initiatives, pay dividends, and execute discretionary share repurchases.

Results of Operations for the Three Months Ended September 30, 2023
Compared to the Three Months Ended September 25, 2022
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 30, 2023	September 25, 2022	Increase (Decrease)	% Change
Operating income - HDMC	$175,253	$279,111	$(103,858)	(37.2)%
Operating loss - LiveWire	(25,343)	(21,349)	(3,994)	18.7
Operating income - HDFS	59,375	80,956	(21,581)	(26.7)
Operating income	209,285	338,718	(129,433)	(38.2)
Other income, net	26,814	9,358	17,456	186.5
Investment income (loss)	9,868	1,723	8,145	472.7
Interest expense	7,688	8,124	(436)	(5.4)
Income before income taxes	238,279	341,675	(103,396)	(30.3)
Income tax provision	42,176	80,489	(38,313)	(47.6)
Net income	196,103	261,186	(65,083)	(24.9)%
Less: Loss attributable to noncontrolling interests	2,546	—	2,546	NM
Net income attributable to Harley-Davidson, Inc.	$198,649	$261,186	$(62,537)	(23.9)%
Diluted earnings per share	$1.38	$1.78	$(0.40)	(22.5)%
The Company reported operating income of $209.3 million in the third quarter of 2023 compared to $338.7 million in the same period last year. The HDMC segment reported operating income of $175.3 million in the third quarter of 2023, a decrease of $103.9 million compared to the third quarter of 2022. Operating loss from the LiveWire segment increased $4.0 million compared to the third quarter of 2022. Operating income from the HDFS segment decreased $21.6 million compared to the third quarter of 2022. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income in the third quarter of 2023 was higher than in the third quarter of 2022, impacted by higher non-operating income related to the Company's defined benefit plans as well as a benefit related to LiveWire's warrants, which decreased in fair value.
The Company's effective income tax rate for the third quarter of 2023 was 17.7% compared to 23.6% for the third quarter of 2022.
Diluted earnings per share was $1.38 in the third quarter of 2023, down 22.5% from the same period last year. Diluted weighted average shares outstanding decreased from 147.1 million in the third quarter of 2022 to 144.3 million in the third quarter of 2023, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	September 30, 2023	September 30, 2022	(Decrease) Increase	% Change
United States	25,336	29,838	(4,502)	(15.1)%
Canada	2,010	2,153	(143)	(6.6)
North America	27,346	31,991	(4,645)	(14.5)
Europe/Middle East/Africa (EMEA)	7,847	9,002	(1,155)	(12.8)
Asia Pacific	5,784	7,629	(1,845)	(24.2)
Latin America	681	765	(84)	(11.0)
	41,658	49,387	(7,729)	(15.6)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 15.6% during the third quarter of 2023 compared to the same period last year, driven by a 14.5% decrease in North America, a 12.8% decrease in EMEA and a 24.2% decrease in Asia Pacific.
North America retail sales were adversely impacted by macro-economic conditions and product availability. During the third quarter, the Company believes high interest rates continued to impact consumer discretionary purchases. Additionally, as the Company worked through the mid-2023 production suspension, shipments of certain higher-demand motorcycles in the third quarter were delayed, adversely affecting retail sales during the quarter. Finally, retail sales were also impacted by the discontinuation of legacy Sportster models at the end of 2022 as the Company shifted to more profitable Sport models in 2023. The decline in EMEA was primarily driven by a planned unit mix shift towards more profitable core motorcycle models, and lower retail unit sales in Asia Pacific were driven primarily by declines in China on weaker economic conditions.
Worldwide average retail inventory of new motorcycles was up 52% during the third quarter of 2023 compared to what the Company believes were tight inventory levels during the third quarter of 2022. Additionally, the Company believes the current challenging retail environment requires higher retail inventory levels relative to 2022 and 2021. Retail inventory remains below higher levels experienced during the third quarter of 2019. Average retail inventory is calculated based on a four-point average including inventory on the first day of the quarter and each subsequent month-end within the quarter.
In the U.S., 2023 year-to-date retail transaction prices for new motorcycles on average were broadly in line with the Company's targeted range of plus or minus 2% of the Manufacturer's Suggested Retail Prices.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	September 30, 2023		September 25, 2022		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	30,167	66.6%	36,997	65.1%	(6,830)	(18.5)%

Worldwide motorcycle shipments:
Grand American Touring(a)	23,781	52.5%	27,521	48.5%	(3,740)	(13.6)%
Cruiser	17,142	37.9%	17,197	30.2%	(55)	(0.3)
Sport and Lightweight	3,103	6.9%	10,079	17.7%	(6,976)	(69.2)
Adventure Touring	1,243	2.7%	2,058	3.6%	(815)	(39.6)
	45,269	100.0%	56,855	100.0%	(11,586)	(20.4)%
(a)Includes Trike
The Company shipped 45,269 motorcycles worldwide during the third quarter of 2023, which was 20.4% lower than the third quarter of 2022. Shipments to dealers in the third quarter of 2023 were adversely impacted by market conditions and the effects of the mid-2023 production suspension. In addition, Sport motorcycle shipments were lower following the discontinuation of legacy Sportster models in North America at the end of 2022 as the Company shifted to more profitable Sport models in 2023. Comparatively, during the third quarter of 2022, the Company's shipments were up 19% over 2021, as it recovered a majority of the volume lost as a result of a separate production suspension that occurred during the second quarter of 2022.
During the third quarter of 2023, the Company shipped a higher mix of Grand American Touring and Cruiser motorcycles as a percent of total shipments and a lower mix of Sport and Lightweight and Adventure Touring motorcycles.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	September 30, 2023	September 25, 2022	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,023,090	$1,128,920	$(105,830)	(9.4)%
Parts and accessories	184,809	200,708	(15,899)	(7.9)
Apparel	49,325	69,819	(20,494)	(29.4)
Licensing	9,586	10,662	(1,076)	(10.1)
Other	30,171	12,145	18,026	148.4
	1,296,981	1,422,254	(125,273)	(8.8)
Cost of goods sold	886,291	932,913	(46,622)	(5.0)
Gross profit	410,690	489,341	(78,651)	(16.1)
Operating expenses:
Selling & administrative expense	208,609	179,753	28,856	16.1
Engineering expense	26,828	30,474	(3,646)	(12.0)
Restructuring expense	—	3	(3)	(100.0)
	235,437	210,230	25,207	12.0
Operating income	$175,253	$279,111	$(103,858)	(37.2)%
Operating margin	13.5%	19.6%	(6.1)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2022 to the third quarter of 2023 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 25, 2022	$1,422.3	$932.9	$489.3
Volume	(259.7)	(167.6)	(92.1)
Price and sales incentives	45.0	—	45.0
Foreign currency exchange rates and hedging	5.6	24.7	(19.1)
Shipment mix	83.8	43.0	40.8
Raw material prices	—	(7.9)	7.9
Manufacturing and other costs	—	61.1	(61.1)
	(125.3)	(46.7)	(78.6)
Three months ended September 30, 2023	$1,297.0	$886.2	$410.7
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2022 to the third quarter of 2023 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue benefited from higher prices on new model year 2023 motorcycles.
•Revenue benefited from stronger currencies in some of the Company's international markets; however, gross profit was negatively impacted by unfavorable net foreign currency losses related primarily to hedging, recorded in cost of goods sold.
•Changes in the shipment mix had a favorable impact on gross profit.
•Raw material costs benefited from continued moderation in the rate of inflation related primarily to metals.
•Manufacturing and other costs were negatively impacted by continued moderate inflation and higher costs associated with producing fewer units than in the same period last year, partially offset by reduced reliance on expedited freight as well as reduced ocean freight rates.
Operating expenses were higher in the third quarter of 2023 compared to the same period last year related to The Hardwire initiatives, higher marketing expenses and higher employee-related costs.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	September 30, 2023	September 25, 2022	Increase (Decrease)	% Change
Revenue	$8,144	$14,708	$(6,564)	(44.6)%
Cost of goods sold	7,052	13,743	(6,691)	(48.7)
Gross profit	1,092	965	127	13.2
Selling, administrative and engineering expense	26,435	22,314	4,121	18.5
Operating loss	$(25,343)	$(21,349)	$(3,994)	18.7%

LiveWire motorcycle unit shipments	50	206	(156)	(75.7)%
During the third quarter of 2023, revenue decreased by $6.6 million, or 44.6%, compared to the third quarter of 2022. The decrease was primarily due to lower revenue driven by lower volumes on electric motorcycles and electric balance bikes. Cost of sales decreased by $6.7 million, or 48.7%, during the third quarter of 2023 compared to the third quarter of 2022 on lower volumes.
During the third quarter of 2023, selling, administrative and engineering expense increased $4.1 million, or 18.5%, compared to the third quarter of 2022 driven by higher product development costs as well as higher costs associated with standing up the new organization.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	September 30, 2023	September 25, 2022	Increase (Decrease)	% Change
Revenue:
Interest income	$207,673	$179,261	$28,412	15.8%
Other income	36,261	32,352	3,909	12.1
	243,934	211,613	32,321	15.3
Expenses:
Interest expense	84,123	60,740	23,383	38.5
Provision for credit losses	60,854	36,617	24,237	66.2
Operating expense	39,582	33,300	6,282	18.9
	184,559	130,657	53,902	41.3
Operating income	$59,375	$80,956	$(21,581)	(26.7)%
Interest income was higher for the third quarter of 2023 compared to the same period last year, primarily due to higher average outstanding finance receivables at a higher average yield. Interest expense increased due to higher average interest rates on lower average outstanding debt.

The provision for credit losses increased $24.2 million compared to the third quarter of 2022, driven by higher actual credit losses and an increase in the allowance for credit losses. The increase in the allowance for credit losses was largely driven by a decline in the Company's outlook on economic conditions compared to the prior year.

The allowance for credit losses considers current economic conditions and the Company’s outlook on future conditions. During the third quarter of 2023, macro-economic conditions did not significantly change from the second quarter of 2023. Concerns surrounding elevated inflation levels, muted consumer confidence, challenging global conditions, and recession risk persisted. As such, at the end of the third quarter of 2023, the Company’s outlook on economic conditions and its probability weighting of its economic forecast scenarios were weighted towards a near-term recession. Refer to the Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 25, 2022 for a discussion of 2023 annualized credit losses.
Operating expenses increased $6.3 million compared to the third quarter of 2022 due in part to a valuation loss on a securitization interest rate cap versus a valuation gain in the third quarter of 2022, higher repossession costs, and increased employee-related expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 30, 2023	September 25, 2022
Balance, beginning of period	$381,780	$352,137
Provision for credit losses	60,854	36,617
Charge-offs, net of recoveries	(49,920)	(28,658)
Balance, end of period	$392,714	$360,096

Results of Operations for the Nine Months Ended September 30, 2023
Compared to the Nine Months Ended September 25, 2022
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 30, 2023	September 25, 2022	(Decrease) Increase	% Change
Operating income - HDMC	$705,326	$709,088	$(3,762)	(0.5)%
Operating loss - LiveWire	(81,874)	(56,764)	(25,110)	44.2
Operating income - HDFS	176,780	253,241	(76,461)	(30.2)
Operating income	800,232	905,565	(105,333)	(11.6)
Other income, net	54,136	30,443	23,693	77.8
Investment (loss) income	31,044	(3,786)	34,830	NM
Interest expense	23,104	23,555	(451)	(1.9)
Income before income taxes	862,308	908,667	(46,359)	(5.1)
Provision for income taxes	190,546	209,130	(18,584)	(8.9)
Net income	$671,762	$699,537	$(27,775)	(4.0)%
Less: Loss attributable to noncontrolling interests	9,016	—	9,016	NM
Net income attributable to Harley-Davidson, Inc.	680,778	699,537	(18,759)	(2.7)%
Diluted earnings per share	$4.65	$4.68	$(0.03)	(0.6)%
The Company reported operating income of $800.2 million in the first nine months of 2023 compared to $905.6 million in the same period last year. HDMC segment operating income was $705.3 million in the first nine months of 2023, down $3.8 million compared to the same period last year. Operating loss from the LiveWire segment increased $25.1 million compared to the first nine months of 2022. Operating income from the HDFS segment decreased $76.5 million compared to the first nine months of 2022. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first nine months of 2023 was higher than the same period last year, impacted by higher non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first nine months of 2023 was 22.1% compared to 23.0% for the same period in 2022.
Diluted earnings per share was $4.65 in the first nine months of 2023, down from diluted earnings per share of $4.68 for the same period last year on lower net income, partially offset by the impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 149.5 million in the first nine months of 2022 to 146.3 million in the first nine months of 2023, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Nine months ended
	September 30, 2023	September 30, 2022	(Decrease) Increase	% Change
United States	81,774	90,823	(9,049)	(10.0)%
Canada	6,653	7,108	(455)	(6.4)
North America	88,427	97,931	(9,504)	(9.7)
Europe/Middle East/Africa (EMEA)	21,884	23,948	(2,064)	(8.6)
Asia Pacific	20,190	20,373	(183)	(0.9)
Latin America	2,108	2,365	(257)	(10.9)
	132,609	144,617	(12,008)	(8.3)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 8.3% during the first nine months of 2023 compared to the same period last year driven primarily by a decline in North America. North America retail sales were adversely impacted during the first nine months of 2023 by macro-economic conditions impacting the consumer, the availability of certain models as the Company worked through the effects of the mid-2023 production suspension and the discontinuation of legacy Sportster models as the Company shifted to more profitable Sport models in 2023. In EMEA, results were impacted by a planned unit mix shift towards more profitable core motorcycle models.
Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first nine months of 2023 compared to the first nine months of 2022 on lower retail sales relative to the industry. The Company's European market share of new 601+cc motorcycles for first nine months of 2023 was down compared to the first nine months of 2022. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Nine months ended
	September 30, 2023	September 30, 2022	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	215,744	220,432	(4,688)	(2.1)%
Europe(c)	405,953	346,027	59,926	17.3%

Harley-Davidson market share data:
United States(b)	37.3%	41.2%	(3.9)	pts.
Europe(c)	4.8%	6.1%	(1.3)	pts.
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

HDMC Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Nine months ended
	September 30, 2023		September 25, 2022		Unit	Unit
	Units	Mix %	Units	Mix %	(Decrease) Increase	% Change
U.S. motorcycle shipments	96,984	64.5%	100,997	63.3%	(4,013)	(4.0)%

Worldwide motorcycle shipments:
Grand American Touring(a)	76,270	50.7%	75,291	47.1%	979	1.3%
Cruiser	53,876	35.8%	47,325	29.7%	6,551	13.8
Sport and Lightweight	15,849	10.5%	28,185	17.7%	(12,336)	(43.8)
Adventure Touring	4,445	3.0%	8,743	5.5%	(4,298)	(49.2)
	150,440	100.0%	159,544	100.0%	(9,104)	(5.7)%
(a)Includes Trike
The Company shipped 150,440 motorcycles worldwide during the first nine months of 2023, which was 5.7% lower than the same period in 2022. The Company's shipments during the first nine months of 2023 were adversely impacted by market conditions and the effects of the mid-2023 production suspension. In addition, Sport motorcycle shipments were lower following the discontinuation of legacy Sportster models in North America at the end of 2022 as the Company shifted to more profitable Sport models in 2023.
The motorcycles shipped during the first nine months of 2023 compared to the same period last year included a higher mix of Grand American Touring and Cruiser motorcycles shipped as a percent of total shipments and a lower mix of Sport and Lightweight and Adventure Touring motorcycles.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,216,387	$3,121,097	$95,290	3.1%
Parts and accessories	568,001	580,295	(12,294)	(2.1)
Apparel	187,072	198,560	(11,488)	(5.8)
Licensing	20,912	28,940	(8,028)	(27.7)
Other	60,574	40,097	20,477	51.1
	4,052,946	3,968,989	83,957	2.1
Cost of goods sold	2,667,756	2,684,926	(17,170)	(0.6)
Gross profit	1,385,190	1,284,063	101,127	7.9
Operating expenses:
Selling & administrative expense	601,399	489,781	111,618	22.8
Engineering expense	78,465	85,583	(7,118)	(8.3)
Restructuring (benefit) expense	—	(389)	389	(100.0)
	679,864	574,975	104,889	18.2%
Operating income	$705,326	$709,088	$(3,762)	(0.5)%
Operating margin	17.4%	17.9%	(0.5)	pts.

The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2022 to the first nine months of 2023 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 25, 2022	$3,969.0	$2,684.9	$1,284.1
Volume	(231.0)	(140.2)	(90.7)
Price and sales incentives	199.4	—	199.4
Foreign currency exchange rates and hedging	(31.8)	22.6	(54.4)
Shipment mix	147.3	64.2	83.1
Raw material prices	—	(22.2)	22.2
Manufacturing and other costs	—	58.5	(58.5)
	83.9	(17.1)	101.1
Nine months ended September 30, 2023	$4,052.9	$2,667.8	$1,385.2
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2022 to the first nine months of 2023 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue benefited from higher prices on new model year 2023 motorcycles.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar as well as a less favorable net foreign currency gain associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix of motorcycles had a favorable impact on gross profit.
•Raw material costs benefited from continued moderation in the rate of inflation related primarily to metals.
•Manufacturing and other costs were negatively impacted by continued moderate inflation and higher costs associated with producing fewer units than in the same period last year, partially offset by reduced reliance on expedited freight as well as reduced ocean freight rates.
Operating expenses were higher in the first nine months of 2023 compared to the same period last year related to The Hardwire initiatives, higher marketing expenses and higher employee-related costs.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Nine months ended
	September 30, 2023	September 25, 2022	Increase (Decrease)	% Change
Revenue	$22,932	$37,615	$(14,683)	(39.0)%
Cost of goods sold	23,516	36,987	(13,471)	(36.4)
Gross profit	(584)	628	(1,212)	(193.0)
Selling, administrative and engineering expense	81,290	57,392	23,898	41.6
Operating loss	$(81,874)	$(56,764)	$(25,110)	44.2%

LiveWire motorcycle unit shipments	146	528	(382)	(72.3)
During the first nine months of 2023, revenue decreased by $14.7 million, or 39.0%, compared to the first nine months of 2022. The decrease was primarily due to lower revenue driven by lower volumes on electric motorcycles and electric balance bikes. Cost of sales decreased by $13.5 million, or 36.4%, during the first nine months of 2023 compared to the first nine months of 2022 on lower volumes.
During the first nine months of 2023, selling, administrative and engineering expense increased $23.9 million, or 41.6%, compared to the first nine months of 2022 driven by higher product development costs as well as higher costs associated with standing up the new organization.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022	Increase (Decrease)	% Change
Revenue:
Interest income	$586,752	$509,702	$77,050	15.1%
Other income	120,638	96,542	24,096	25.0
	707,390	606,244	101,146	16.7
Expenses:
Interest expense	243,677	150,488	93,189	61.9
Provision for credit losses	170,496	94,572	75,924	80.3
Operating expense	116,437	107,943	8,494	7.9
	530,610	353,003	177,607	50.3
Operating income	$176,780	$253,241	$(76,461)	(30.2)%
Interest income was higher for the first nine months of 2023, primarily due to higher average outstanding finance receivables at a higher average yield. Other income increased largely driven by higher investment income, insurance revenue, and licensing revenue. Interest expense increased due to higher average outstanding debt at higher average interest rates.
The provision for credit losses was $75.9 million higher in the first nine months of 2023 as compared to the prior year primarily due to higher actual credit losses and an increase in the allowance during the first nine months of 2023. The increase in the allowance for credit losses in the first nine months of 2023 was largely driven by the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios which were weighted towards a near-term recession. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses on the Company's retail motorcycle loans were 2.69% at the end of the third quarter of 2023 compared to 1.48% at the end of the third quarter of 2022. The 30-day delinquency rate for retail motorcycle loans at September 30, 2023 increased to 4.23% from 3.66% at September 25, 2022. The unfavorable retail credit loss performance was driven by higher retail delinquencies and credit losses as consumers faced increased pressure from higher debt levels and the impacts of inflation, both more generally as well as through higher payments on larger retail motorcycle loans. Further, the Company is experiencing downward pressure on auction recovery values and continued challenges with motorcycle repossessions.
Operating expenses increased $8.5 million in the first nine months of 2023 compared to the first nine months of 2022 due in part to higher repossession expenses, increased employee-related costs, and a valuation loss on a securitization interest rate cap versus a valuation gain in the same period in 2022. This was partially offset by favorable foreign currency rates.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022
Balance, beginning of period	$358,711	$339,379
Provision for credit losses	170,496	94,572
Charge-offs, net of recoveries	(136,493)	(73,855)
Balance, end of period	$392,714	$360,096
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
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at September 30, 2023 were as follows (in thousands):

Cash and cash equivalents(a)	$1,878,351

U.S. commercial paper conduit facility:
Committed asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(272,766)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,227,234

Asset-backed Canadian commercial paper conduit facility(b)(c)	92,583
Borrowings against committed facility	(79,755)
Net asset-backed Canadian commercial paper conduit facility	12,828

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(815,081)
Net credit facility availability	604,919
$3,723,332
(a)Includes $199.9 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(c)C$125.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at September 30, 2023.

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of September 30, 2023 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022
Net cash provided by operating activities	$706,767	$574,704
Net cash used by investing activities	(511,133)	(745,736)
Net cash provided by financing activities	253,576	221,464
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,415)	(33,361)
Net increase in cash, cash equivalents and restricted cash	$440,795	$17,071
Operating Activities
Cash flow provided by operating activities in the first nine months of 2023 compared to the first nine months of 2022 benefited from changes in working capital partially offset by an increase in wholesale finance receivables. Working capital was positively impacted, primarily by favorable changes in inventory and accounts receivable compared to the first nine months of 2022.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at September 30, 2023 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 10 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There are no required qualified pension plan contributions in 2023. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 15 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company has a liability for unrecognized tax benefits of $28.4 million and related accrued interest and penalties of $16.6 million as of September 30, 2023. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.

Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $138.9 million in the first nine months of 2023 compared to $84.9 million in the same period last year. The Company's 2023 plan includes estimated capital investments between $225 million and $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables during the first nine months of 2023 were $289.8 million lower compared to the same period last year due to lower retail finance receivable originations, partially offset by lower collections of finance receivables. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.495 and $0.473 per share totaling $72.8 million and $70.2 million during the first nine months of 2023 and 2022, respectively.
Cash outflows for share repurchases were $239.4 million in the first nine months of 2023 compared to $338.5 million in the same period last year. Share repurchases during the first nine months of 2023 include $225.7 million or 6.1 million shares of common stock related to discretionary repurchases and $13.7 million or 0.3 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. As of September 30, 2023, there were 13.7 million shares remaining on a board-approved share repurchase authorization.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $0.6 billion in the first nine months of 2023 compared to net cash inflows of $0.5 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	September 30, 2023	September 25, 2022
Outstanding debt:
Unsecured commercial paper	$815,081	$692,551
Asset-backed Canadian commercial paper conduit facility	79,755	82,154
Asset-backed U.S. commercial paper conduit facility	272,766	489,074
Asset-backed securitization debt, net	2,138,684	2,405,406
Medium-term notes, net	3,257,396	2,756,830
Senior notes, net	745,900	745,192
	$7,309,582	$7,171,207

Deposits, net	$478,933	$344,735
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $478.9 million and $344.7 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 30, 2023 and September 25, 2022, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Credit Facilities – The Company has a $710.0 million five-year credit facility that matures in April 2027 and a $710.0 million five-year credit facility that matures in April 2025. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of September 30, 2023 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at September 30, 2023 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$634,464(a)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$740,207(b)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
(a)€600.0 million par value remeasured to U.S. dollar at September 30, 2023
(b)€700.0 million par value remeasured to U.S. dollar at September 30, 2023
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $17.3 million and $9.7 million at September 30, 2023 and September 25, 2022, respectively. There were no medium-term note maturities during the third quarter of 2023 or 2022. During the second quarter of 2023, $706.7 million of 4.94% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2023, $350.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full. During the second quarter of 2022, $400.0 million of 2.55% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2022, $550.0 million of 4.05% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – The Company has a revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 30, 2023, the Canadian Conduit has an expiration date of June 28, 2024.

Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in millions):

	2023		2022
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$25.3	$21.2
Second quarter	40.5	33.5	—	—
Third quarter	10.8	8.9	27.8	23.0
	$51.3	$42.4	$53.1	$44.2
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – The Company has a $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. In November 2022, the Company renewed the U.S. Conduit Facility. As a result of the renewal, the agreement no longer allows for uncommitted additional borrowings, at the lender's discretion, of up to $300.0 million in addition to the $1.50 billion aggregate commitment. Prior to the November 2022 renewal, the Company drew against the $300.0 million of uncommitted additional borrowings that were available prior to the renewal. The Company repaid the remaining balance of these uncommitted additional borrowings in full during the three months ended September 30, 2023. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
There were no finance receivable transfers under the U.S. Conduit Facility during the nine months ended September 30, 2023 or during the third quarter of 2022. During the second quarter of 2022, the Company transferred $420.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $362.8 million of debt under the U.S. Conduit Facility. During the first quarter of 2022, the Company transferred $47.1 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $41.3 million of debt under the U.S. Conduit Facility.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. Subsequent to the November 2022 renewal, the interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. Prior to the renewal, if not funded by a conduit lender through the issuance of commercial paper, the terms of the interest were based on LIBOR or SOFR, as appropriate, with provisions for a transition to other benchmark rates. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2023, the U.S. Conduit Facility has an expiration date of November 17, 2023.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2024 to 2031.

Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2023			2022
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$628.5	$550.0	$547.7	$—	$—	$—
Second quarter	—	—	—	2,176.4	1,836.3	1,826.9
Third quarter	576.0	500.0	497.8	—	—	—
	$1,204.5	$1,050.0	$1,045.5	$2,176.4	$1,836.3	$1,826.9
Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. may borrow up to $200.0 million at market interest rates with an expiration date of July 27, 2024. As of September 30, 2023, Harley-Davidson Financial Services, Inc. had no outstanding borrowings owed to Harley-Davidson, Inc. under this agreement.
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
As of September 30, 2023, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, availability of semiconductor chip components and the ability to find alternative sources of those components in a timely manner, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine, or natural disasters and longer shipping times and increased logistics costs, including by successfully implementing pricing surcharges; (c) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (d) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (I) the ability of LiveWire to: (1) execute its plans to develop, produce, market and sell its electric vehicles; (2) achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (3) adequately control the costs of its operations as a new entrant into a new space; (4) develop, maintain and strengthen its brand; (5) execute its plans to develop, produce, market and sell its electric vehicles on expected timelines; and (6) effectively establish and maintain cooperation from its retail partners, largely drawn from the Company's traditional motorcycle dealer network, to be able to effectively establish or maintain relationships with customers for electric vehicles; (II) competition; and (III) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022; (e) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (f) successfully carry out its global manufacturing and assembly operations; (g) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (h) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (i) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America (PCA) in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (j) effectively mitigate the impact on the Company’s business of the production suspensions that were caused by the quality issues and regulatory non-compliances of PCA’s brake hose assemblies, including but not limited to the impact on wholesale and retail sales of new motorcycles; (k) manage ongoing risks related to the impact of the COVID-19 pandemic, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (l) successfully appeal: (I) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (II) the denial of the Company's application for temporary relief from the effect of the revocation of the BOI decisions; (m) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the Section 232 steel and aluminum tariffs and incremental tariffs on motorcycles imported into the EU from the U.S., between the U.S. and EU, which expires on December 31, 2023; (n) prevent, detect and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (o) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (p) successfully manage and reduce costs throughout the business; (q) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, particularly with the recent turmoil in the banking industry, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (r) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (s) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner; (t) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (u) successfully maintain a manner in which to sell motorcycles in China and the Company’s Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (v) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (w) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (y) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding data security; (z) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (aa) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company's business; (bb) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (cc) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (dd) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations; (ee) manage its exposure to product liability claims and commercial or contractual disputes; (ff) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (gg) achieve anticipated results with respect to the Company's pre-owned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (hh) accurately predict the margins of its segments in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; and (ii) optimize capital allocation in light of the Company's capital allocation priorities; and (jj) manage through the effects increased environmental, safety, emissions or other regulations or other influences may have on the business and its operating results.

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
HDFS Segment
The Company has interest rate-sensitive financial instruments including financial receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its asset-backed securitization transactions.

There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
HDFS also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates, which it does not hedge. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At September 30, 2023, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended September 30, 2023:

2023 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	932,013	$36	932,013	4,833,482
August 1 to August 31	2,789	$35	2,789	4,833,482
September 1 to September 30	1,089,313	$33	1,089,313	13,747,852
	2,024,115	$34	2,024,115
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In August 2023, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 2.0 million shares on a discretionary basis during the quarter ended September 30, 2023 under these authorizations. As of September 30, 2023, 13.7 million shares remained under these authorizations.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2023, the Company acquired 9,781 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units. At the Company's 2022 Annual Meeting of Shareholders held May 12, 2022, the shareholders of the Company approved an amendment to the 2020 Incentive Stock Plan to increase the authorized number of shares under the Incentive Plan by 3.1 million shares. As amended, the 2020 Incentive Stock Plan provides that up to a total of 8.5 million shares of the Company's common stock may be issued thereunder.
Item 5. Other Information
During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

HARLEY-DAVIDSON, INC.

Date: November 8, 2023	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer
(Principal financial officer)

Date: November 8, 2023	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)