Form 10-K
period 2023-12-31
HARLEY-DAVIDSON, INC.
filed 2024-02-23
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-9183
Harley-Davidson, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin			39-1382325
(State of organization)			(I.R.S. Employer Identification No.)

3700 West Juneau Avenue	Milwaukee	Wisconsin	53208
(Address of principal executive offices)			(Zip code)
Registrant's telephone number, including area code: (414) 342-4680
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par value, $.01 per share	HOG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2023: $4,969,233,695
Number of shares of the registrant’s common stock outstanding at January 31, 2024: 136,562,856 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 16, 2024

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2023

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "feels," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included under the Overview and Guidance sections in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of February 8, 2024, and the remaining forward-looking statements in this report are made as of the date of the filing of this report (February 23, 2024), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1. Business
General
Harley-Davidson was founded in 1903. Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. The Company operates in three segments: Harley-Davidson Motor Company (HDMC), LiveWire, and Harley-Davidson Financial Services (HDFS). The Company's reportable segments, which are discussed in greater detail below, are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. Revenue by segment for the last three fiscal years was as follows (in thousands):

	2023	2022	2021
HDMC	$4,844,594	$4,887,672	$4,504,434
LiveWire	38,298	46,833	35,806
HDFS	953,586	820,625	796,068
	$5,836,478	$5,755,130	$5,336,308
Strategy(1)
The Hardwire is the Company's 2021-2025 strategic plan guided by its mission and vision, which the Company introduced on February 2, 2021. The plan targets long-term profitable growth through focused efforts that extend and strengthen the brand and drive value for its shareholders. The Company's ambition is to enhance its position as the most desirable motorcycle brand in the world. Desirability is a motivating force driven by emotion. Harley-Davidson has long been associated with igniting desirability, and it is embedded in its vision; it is at the heart of its mission and it is part of its 120-year legacy. To drive desirability, the Company will:
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
Harley-Davidson Motor Company Segment (HDMC)
HDMC designs, manufactures and sells Harley-Davidson motorcycles. HDMC also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. HDMC conducts business on a global basis, with sales in the United States (U.S.), Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America. HDMC's products are sold to retail customers primarily through a network of independent dealers. Dealers generally stock and sell Harley-Davidson motorcycles, parts and accessories, apparel, and licensed products and service motorcycles. Dealership points by geographic location as of December 31, 2023 were as follows:

	U.S.	Canada	EMEA	Asia Pacific	Latin America	Total
Dealership points	589	48	325	282	33	1,277
HDMC also distributes its motorcycles through an independent distributor in India. The independent distributor sells HDMC's products through independent Harley-Davidson dealers in India, included in the table above, as well as through the distributor's existing dealer network.
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

HDMC revenue by product line as a percent of total revenue for the last three fiscal years was as follows:

	2023	2022	2021
Motorcycles	78.4%	77.5%	77.0%
Parts and accessories	14.4	15.0	16.4
Apparel	5.0	5.5	5.1
Licensing	0.6	0.8	0.8
Other products and services	1.6	1.2	0.7
	100.0%	100.0%	100.0%
Motorcycles – HDMC offers internal combustion engine motorcycles under the Harley-Davidson brand. The majority of HDMC's internal combustion engines have displacements that are greater than 600 cubic centimeters (cc) up to approximately 1900cc's. Additionally, during 2023, HDMC introduced a smaller-displacement Lightweight motorcycle in certain markets. HDMC markets its motorcycles in six categories that reflect customer needs and preferences and the Company's unique combination of product heritage and innovation. HDMC's product categories include: Grand American Touring, Trike, Cruiser, Sport, Lightweight, and Adventure Touring. The motorcycle industry uses the following motorcycle product segments:
•Touring – emphasizes rider comfort and load capacity and incorporates features such as fairings and luggage compartments ideal for long rides, including the Company's Grand American Touring and Trike models
•Dual Sport – designed primarily for off-highway recreational use with the capability for use on public roads as well
•Adventure – designed primarily for on-highway use and capable of light-duty, off-highway riding, including the Company's Adventure Touring models
•Cruiser – emphasizes styling, customization and casual riding, including the Company's Cruiser and Sport models
•Standard – a basic motorcycle typically featuring upright seating for one or two passengers, including the Company's Lightweight models
•Sportbike – incorporates racing technology and performance and aerodynamic styling and riding position
Competition in the motorcycle industry is based upon a number of factors including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of the dealer networks that sell the products. The Company believes its Harley-Davidson motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. Harley-Davidson motorcycles offer unique styling, customization, innovative design, distinctive sound, superior quality and reliability and include a warranty. HDMC also considers the availability of its line of motorcycle parts and accessories and apparel, the availability of financing through HDFS and its global network of dealers to be competitive advantages.
Industry data includes on-road motorcycles with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt peak power equivalents greater than 600cc's. In 2023, approximately 77% of the total annual dealer retail sales of new Harley-Davidson motorcycles were sold in the U.S. and European 601+cc markets. Other significant markets for HDMC, based on the HDMC's 2023 retail sales data, include Canada, Japan, Australia, New Zealand and China.

Industry retail registration data(a)(b) for 601+cc motorcycles was as follows:

	2023	2022	2021
Industry new motorcycle registrations:
United States(c)	256,710	264,367	281,502
Europe(d)	473,486	406,145	431,127

Harley-Davidson new motorcycle registrations:
United States(c)	97,169	109,034	125,044
Europe(d)	22,494	24,752	25,438

Harley-Davidson market share data:
United States(c)	37.9%	41.2%	44.4%
Europe(d)	4.8%	6.1%	5.9%
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
Apparel and Licensing – Apparel includes clothing and riding gear including Genuine MotorClothes®. In addition, the Company creates reach and awareness of the Harley-Davidson brand among its customers and the non-riding public by licensing the name “Harley-Davidson” and other trademarks owned by the Company for use on a range of products.
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
Experiences that build community and connect people with the Harley-Davidson brand and with one another are at the center of much of HDMC's marketing efforts. To develop, engage and retain committed riders, HDMC participates in and sponsors motorcycle rallies, tours, racing activities, music festivals and other special events. HDMC also sponsors the Harley Owners Group (H.O.G.®), H-D Membership and Harley-Davidson Riding Academy which together focus on connecting Harley-Davidson riders, inspiring interest in riding, fostering motorcycle culture, training new riders and building a passionate community of Harley-Davidson riders and enthusiasts around the world.
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
Raw Materials and Purchased Components – HDMC continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, HDMC gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes HDMC will be positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
HDMC's principal raw materials include steel and aluminum castings, forgings, steel sheet and bar. HDMC also purchases certain motorcycle components including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components, instruments and wheels. HDMC closely monitors the overall viability of its supply base. HDMC proactively works with its suppliers to avoid or minimize disruptions resulting from supply chain challenges, such as those that HDMC experienced during 2022, which resulted in increased costs and disruptions in the availability of certain raw materials and purchased components.
Regulation – International, federal, state and local authorities have various environmental control requirements relating to air, water and noise that affect the business and operations of HDMC. HDMC strives to ensure that its facilities and products comply with all applicable environmental regulations and standards.
HDMC’s motorcycles and certain other products that are sold in the U.S. are subject to certification by the United States Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect, as applicable.(1) Additionally, certain of HDMC’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes HDMC's products currently comply with those standards. As HDMC expects environmental standards to become more stringent over time, HDMC will continue to incur research, development and production costs in this area for the foreseeable future.(1)
HDMC, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). HDMC has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations, as applicable. HDMC has from time to time initiated certain voluntary recalls. During the three years ending December 31, 2023, HDMC accrued $28.8 million associated with 13 voluntary recalls.

LiveWire Segment (LiveWire)
LiveWire is an all-electric motorcycle brand with a focus on pioneering the two-wheel electric motorcycle space. LiveWire sells electric motorcycles, electric balance bikes for kids, parts and accessories and apparel in the United States and certain international markets. Electric motorcycles, related parts and accessories and apparel are sold at wholesale to a network of independent retail partners and direct to consumers through a company-owned dealer, through online sales and direct to customers through select international partners primarily in Europe. Electric balance bikes and related parts and accessories are sold under the STACYC brand at wholesale to independent dealers and distributors and direct to consumers online.
The relevant electric vehicle and related internal combustion engine (ICE) markets for LiveWire include:
•Small and large scooters
•Light, medium and heavy weight motorcycles
•Three-wheeled motorcycles and automobiles
•Side-by-side ATVs and four-wheelers
LiveWire expects competition from leading ICE-focused motorcycle companies and from smaller electric vehicle-focused companies.
Patents and Trademarks – LiveWire strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property. The Company owns, and continues to obtain, patent rights that relate to LiveWire electric motorcycles, electric balance bikes and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. LiveWire diligently protects its intellectual property, including its rights in proprietary inventions and technologies, unique designs, and trade secrets. This protection, including enforcement, is important as LiveWire moves forward with investments in new products, designs and technologies. While the Company believes patents are important to LiveWire's business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. LiveWire’s design patents have a term of 15 years from the date of issuance and LiveWire's utility patents have a term of 20 years from their priority application date. Trademarks are important to LiveWire’s business and licensing activities. LiveWire has a worldwide program of trademark registration and enforcement designed to maintain and strengthen the value of the trademarks and prevent unauthorized use of those trademarks. LiveWire uses numerous trademarks, trade names and logos, which are registered in various countries. LiveWire’s trademarks include LIVEWIRE, the LiveWire logo, LIVEWIRE ONE and DEL MAR, as well as STACYC, STACYC STABILITY CYCLE, and unique designs of each.
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
Seasonality – The seasonality of LiveWire’s wholesale motorcycle shipments generally correlates with the timing of retail sales made by dealers. Retail sales generally track closely with regional riding seasons. Additionally, motorcycle shipments can be impacted by the introduction of new motorcycle models.
Manufacturing – LiveWire does not have independent manufacturing facilities. HDMC manufactures and assembles LiveWire motorcycles. LiveWire purchases electric motorcycles from HDMC to sell under the LiveWire brand. STACYC purchases electric balance bikes through contract manufacturing agreements from strategic partners and bike assemblers located in Taiwan.
Raw Materials and Purchased Components – LiveWire continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, LiveWire gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, LiveWire believes it is positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
The principal raw materials in LiveWire’s products include battery cells, semi-conductor chips, steel and aluminum castings, forgings, steel sheet and bar. Additional raw materials in LiveWire’s products include certain motorcycle components including, but not limited to, batteries, tires, seats, electrical components, instruments and wheels. LiveWire closely monitors the overall viability of its supply base. LiveWire proactively works with its suppliers to avoid or minimize disruptions resulting from supply chain challenges, such as those it experienced during 2022.
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
LiveWire is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by NHTSA. LiveWire has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. LiveWire may from time to time initiate voluntary recalls or field actions. As of December 31, 2023, LiveWire does not have any liability associated with voluntary recalls.
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
Harley-Davidson Financial Services Segment (HDFS)
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson and LiveWire motorcycles. HDFS also works with certain unaffiliated third parties to provide motorcycle insurance and voluntary protection products to motorcycle owners. HDFS conducts business principally in the U.S. and Canada. The dealers of HDMC as well as their retail customers in EMEA, Asia Pacific and Latin America generally have access to financing through third-party financial institutions, some of which have licensing agreements with HDFS.
Wholesale Financial Services – HDFS provides wholesale financial services to the U.S. and Canadian independent dealers of HDMC and LiveWire, including floorplan and open account financing of motorcycles and parts and accessories. All of the U.S. and Canadian independent dealers of HDMC and all U.S. independent dealers of LiveWire utilized HDFS financing programs at some point during 2023.
Retail Financial Services – HDFS provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson motorcycles. HDFS’s retail financial services are available through most of the dealerships of HDMC and LiveWire in the U.S. and Canada.
Insurance Services – HDFS works with certain unaffiliated third parties that offer point-of-sale motorcycle insurance and voluntary protection products through most of the dealers of HDMC and LiveWire in the U.S. and Canada. HDFS also direct-markets motorcycle insurance and service contracts provided by unaffiliated third parties to owners of Harley-Davidson motorcycles. In addition, HDFS markets a comprehensive package of business insurance coverages and services provided by unaffiliated third parties to owners of independent HDMC and LiveWire dealerships.
Licensing – HDFS has licensing arrangements with third-party financial institutions that issue credit cards bearing the Harley-Davidson brand in the U.S. and certain international markets. Internationally, HDFS licenses the Harley-Davidson brand to local third-party financial institutions that offer products to retail customers of HDMC such as financing, insurance, and voluntary protection products.
Funding – The Company believes a diversified and cost-effective funding strategy is important to meet HDFS's goal of providing credit while delivering appropriate returns and profitability. HDFS operations in 2023 were funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations, and brokered certificates of deposit that HDFS offers to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary.
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

In the U.S. and Canada, HDFS financed 67.5% and 33.3% of new Harley-Davidson motorcycles retailed by dealers during 2023, respectively, compared to 64.9% and 31.5%, respectively, during 2022. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance and voluntary protection products, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to dealers in their local markets.
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
Regulation – HDFS operations are generally subject to supervision and regulation by federal and state administrative agencies and various foreign governmental authorities. Many of the requirements imposed by such entities are in place to provide consumer protection as it pertains to the selling and servicing of financial products and services. Therefore, HDFS operations may be subject to limitations imposed by regulations, laws and judicial and/or administrative decisions. In the U.S., for example, applicable laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the unfair, deceptive and abusive practices (UDAAP) provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.
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
Human Capital Management
Workforce Composition – As of December 31, 2023, the Company’s global workforce was comprised of approximately 6,400 employees, including approximately 5,600, 200 and 600 employees within the HDMC, LiveWire, and HDFS segments, respectively. Of all employees, 83.9% are based in the U.S., 57.1% are salaried, and 36.8%, or approximately 2,400 hourly unionized employees at the Company's U.S. manufacturing facilities, are represented as follows with collective bargaining agreements:
•York, Pennsylvania – International Association of Machinist and Aerospace Workers (IAM); agreement will expire on October 15, 2027
•Milwaukee, Wisconsin – United Steelworkers of America (USW) and IAM; agreements will expire on March 31, 2024
•Tomahawk, Wisconsin – USW, agreement will expire on March 31, 2024

Based on employee-provided identity information, 70.6% of the Company’s global workforce was male and 75.7% of the U.S. workforce was white at the end of 2023. The following table provides gender and race/ethnicity information for the Company's employees at the end of the last two years and for new hires during those years. The information is presented for both the total workforce and for the management and above portion of the Company's workforce. The gender identity information is for the global workforce and the race/ethnicity information is for the U.S. workforce.

	Management and Above				Total Workforce
	Employees		New Hires		Employees		New Hires
	2023	2022	2023	2022	2023	2022	2023	2022
Global Gender Identity:
Male	69.5%	68.0%	66.7%	66.7%	70.6%	71.2%	65.1%	70.6%
Female	30.5%	32.0%	33.3%	33.3%	29.4%	28.8%	34.9%	29.4%

Diversity (U.S.):
White	84.3%	84.3%	70.8%	74.0%	75.7%	76.2%	64.1%	61.4%
Of global majority	13.9%	15.7%	26.4%	26.0%	23.2%	23.8%	34.8%	38.6%

Female & Diverse:
U.S. white male	47.1%	44.3%	42.0%	38.9%	45.2%	46.2%	33.7%	35.7%
Global females & U.S. males of global majority	37.8%	39.7%	50.6%	50.0%	42.3%	42.4%	54.0%	51.7%
Employee Wellbeing – Inclusive Stakeholder Management continues to be one of six key priorities under The Hardwire, and the Company believes that the success of The Hardwire will be realized through the engagement and empowerment of its employees. The Company's overall employee wellbeing objectives are to develop an inclusive and diverse workforce and establish progressive work environments, policies, and practices. Progress against those objectives included:
•The Company maintained its focus on supporting employee wellness by continuing its investment in the Healthy Behavior Rewards, a program built on incentivizing employees to take action on improving their personal health. In addition, the Company introduced discounted access to fitness centers across the country.
•The Company significantly increased its investment in mental health through a new partnership that provides improved employee access to quality mental health support.
•The Company expanded its benefit package to include accident and hospital insurance as well as expanded eligibility for long-term disability insurance and other benefits.
•The Company continued its commitment to a flexible workplace environment by not mandating “days in the office” while maintaining a virtual first mindset.
•The Company maintained its vacation policy for salaried employees that does not limit vacation time; rather, it allows the employee to manage and flex their time off while meeting their performance objectives.
•In 2023, the Company held its second annual Month of Volunteering Challenge. Over 150 employees completed 1,136 hours of service increasing participation by 90% over the previous year. This program encourages employees to be "here to help" by making meaningful impacts in their local communities, deepening relationships with peers and positively contributing to their personal well being.
•The Company continued to implement its revamped Total Rewards approach which included pay for performance, pay transparency, and annual market evaluations. In addition, a pay equity evaluation was conducted by an external party.
•The Company continued its strong health and safety performance, ending the year with a 0.4 recordable rate, 0.3 restricted time (DART) rate and 0.2 lost time (DAFWII) rate for the Company.
•With respect to training and development, the Company had three employees selected to participate in a mentoring initiative for diverse, rising leaders through its partnership with PwC CEO Action. Nearly 200 employees participated in the Human Library Experience, a rare opportunity to explore, engage and take a deep dive into courageous questioning, discovery of difference and conversation with cultures other than one's own. Additionally, over 200 employees participated during the 2023 #It Starts with Me Month of Inclusion initiatives.
•In 2023, 25 York, Pennsylvania-based employees participated in a training pilot with Media Partners focused on overcoming bias, embracing diversity and inclusion, stopping harassment and standing up to bullying. In addition, nearly 30 leaders across the Company participated in a two-day Courageous Leader DEI Summit.

•With respect to learning and development in 2023, the Company worked with a third party to implement a new leadership development program, trained approximately 500 leaders on the Company's talent review process, and provided targeted coaching to 40 recently hired or promoted leaders.

Climate Change
The Intergovernmental Panel on Climate Change and other experts continue to advise that we must act now to secure a livable and sustainable future for all. Climate change caused by increased levels of greenhouse gases creates risks to both the Company's business model and its operations. The Company continues to strive to reduce its environmental impact across all aspects of its business and has committed to achieving net zero carbon emissions by 2050. During 2023, the Company worked toward calculating its carbon footprint at all scopes, including all relevant categories of Scope 3, in addition to the Scope 1 and Scope 2 footprints that the Company reports in its Inclusive Stakeholder Management Report. The Company also worked on a climate scenario analysis that follows the Task Force on Climate-Related Financial Disclosures framework. The climate scenario analysis will assist the Company to understand and quantify risks and uncertainties under different hypothetical futures. The Company also worked to implement a new supplier scorecard that will enable it to better engage with its supplier network to support suppliers as they calculate their carbon footprint, set science-based targets, and track progress, including progress on developing less carbon-intensive material alternatives.
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
In 2022, the Company signed onto the Business Ambition for 1.5°C campaign from We Mean Business and the UN-backed Race to Zero campaign, formalizing its commitments based on the principles of the Science Based Targets initiative (SBTi) to keep the earth’s temperature rise below 1.5°C. To further understand its status and areas of opportunity, the Company also submitted responses to the CDP Climate questionnaire publicly for the first-time in 2023 and our submission can be found on the Carbon Disclosure Project (CDP) website. The Company is not including the information contained on or available through the CDP website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. In 2024, the Company is undertaking work to prepare for compliance with the Corporate Sustainability Reporting Directive from the European Union and will use the double materiality assessment and other elements of the work to help drive performance and progress and improve disclosures. The Company intends to continue to share its progress in its annual Inclusive Stakeholder Management Report.
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

(x) the Company’s Supplier Code of Conduct; (xi) the Inclusive Stakeholder Management Report; (xii) the California Transparency in Supply Chain Act Disclosure; (xiii) the Statement on Conflict Minerals; (xiv) the Political Engagement and Contributions 2019-2023; and (xv) the Company's Clawback Policy. The Company's Notice of Annual Meeting and Proxy Statement for its 2023 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.
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
Operational Risks
•The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market and electric vehicle market are highly competitive and continue to change in terms of styling preferences and advances in new technologies and, at the same time, are subject to increasing regulations, including those related to safety and emissions. Price, reliability, styling, quality and product features are some of the factors that impact competition in the motorcycle market and electric vehicle market. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies that consumers desire. Introducing new models may not lead to the desired results, including driving unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations in the markets in which they are sold and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences, market demands, and legal and regulatory requirements. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. As a pioneer in a new industry, the Company’s LiveWire segment inherently has limited experience designing, testing, manufacturing, marketing and selling electric motorcycles and the Company therefore cannot assure that LiveWire will be able to meet customer expectations. Electric vehicles are inherently new products and electric vehicle companies experience delays in the design, production and commercial release of new products. To the extent the LiveWire segment delays the launch of future models of electric vehicles, its growth prospects could be adversely affected as it may fail to establish or grow its market share. There can be no assurances that the Company will be successful in these endeavors, or that existing and prospective customers will like or want the Company’s new products.
•Increased supply of and/or declining prices for used motorcycles and excess supply of new motorcycles may adversely impact retail sales of new motorcycles by the Company’s dealers. The Company has observed that when the supply of used motorcycles increases or the prices for used Harley-Davidson motorcycles decline, there can be reduced demand among retail purchasers for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Further, the Company and its dealers can and do take actions that influence the markets for new and used Harley-Davidson motorcycles. For example, introduction of new motorcycle models with significantly different styling, design, functionality, technology or other customer satisfiers can result in increased supply of used motorcycles, which could result in declining prices for used motorcycles and prior model-year new motorcycles. Also, while the Company is operating with a remodeled approach to supply and inventory management, that approach may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices, which could also have the effect of reducing demand for new Harley-Davidson motorcycles (at or near manufacturer’s suggested retail prices). Ultimately, reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company.
•The Company faces increasing competition and failure to compete effectively may adversely impact its business and operating results. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors. If price becomes a more important factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. The Company also faces pricing pressure from international competitors who may have the advantage of manufacturing and marketing products in their respective countries, allowing them to sell products at lower prices within or outside their respective countries. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit when there is a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company and LiveWire Group, Inc. are also subject to policies and actions of the U.S. Securities and Exchange Commission (SEC) and New York Stock Exchange (NYSE). Many major competitors of the Company and LiveWire Group, Inc. are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company or LiveWire Group, Inc. may be required to disclose certain information that may put the Company or LiveWire Group, Inc. at a competitive disadvantage to their principal competitors. Additionally, the Company’s LiveWire segment is subject to strong competition in the electric vehicle sector from many companies that are at various levels of maturity, which include several major motorcycle companies that have electric vehicles available today and other current and prospective motorcycle manufacturers that are developing electric vehicles. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect the business, prospects, financial condition and operating results of the LiveWire segment. As a result of new entrants into the electric vehicle market, there may be increased competition for component and other parts of LiveWire’s electric vehicles, which may have limited or single-source supply, or suppliers may be unwilling to provide product at lower volumes. In addition, the Harley-Davidson Financial Services segment faces competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.
•The Company must prevent and detect issues with its products, components purchased from suppliers and their manufacturing processes to reduce recall campaigns, warranty costs, litigation, product liability claims, delays in new model launches and regulatory investigations. The Company must also complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure the Company and its dealers are selling high-quality products that meet customer needs and desires and comply with applicable regulations. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, field actions such as product programs and product recalls, inquiries or investigations from regulatory agencies, and warranty claims and product liability claims, which may involve purported class actions. For example, during the second quarter of 2022, the Company received information from a Tier 2 supplier concerning a potential regulatory compliance matter relating to the Tier 2 supplier’s brake hose assemblies. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments for approximately two weeks during the second quarter of 2022. In June 2023, the same Tier 2 supplier notified the Company that it was investigating a new, separate potential quality issue with brake hose assemblies produced by the Tier 2 supplier after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. As permitted by federal law, both the Tier 2 supplier and the Company leveraged NHTSA’s standard process to petition the agency for a determination that both of the potential non-compliances are inconsequential to motor vehicle safety. If NHTSA makes the inconsequentiality determinations requested, the Company will be exempt from conducting a field action or a recall of its motorcycles related to these matters. Based on its expectation that NHTSA will make inconsequentiality determinations, the Company does not expect that these matters will result in material costs in the future and no such costs have been accrued. However, it is possible that a recall or field action could be required that could cause the Company to incur material costs. Further, LiveWire’s electric vehicles are highly dependent on software, which is inherently complex and may contain latent defects or errors or be subject to external attacks. Although LiveWire attempts to remedy any issues it observes in its electric vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy its customers. While LiveWire performs extensive internal testing on its electric vehicles and features, it currently has a limited frame of reference by which to evaluate its long-term quality, reliability, durability and performance characteristics when operating in the field. There can be no assurance that LiveWire will be able to detect and fix all defects in its electric vehicles prior to their sale to or installation for customers. Any product recall in the future, whether initiated by the Company or a supplier, may result in adverse publicity, damage the Company’s brand image, and adversely affect the Company’s business, prospects, financial condition and operating results. Such recalls, whether caused by systems or components engineered or manufactured by the Company, LiveWire or the suppliers of either of them, may involve significant expense, the possibility of lawsuits and diversion of management’s attention and other resources, which could adversely affect the Company’s brand image and the Company’s business, prospects, financial condition and operating results. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liabilities, and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with quality issues, the announcement of recalls and the filing of product liability claims (whether or not successful), may also adversely affect the reputation and brand strength of the Company or LiveWire with a resulting adverse impact on sales.
•A significant cybersecurity incident or data privacy breach may adversely affect the Company’s reputation, revenue and earnings. The Company and certain of its third-party service providers and vendors receive, store and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, mobile applications and other aspects of its business. In addition, the Company’s operations are dependent in many ways on its information systems and those of its third-party service providers and vendors. The Company’s information systems, and those of its third-party service providers and vendors, are susceptible to continually evolving cybersecurity risks. Unauthorized parties engage in a regular practice of attempting to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving the Company's employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures designed to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all cybersecurity incidents or misuses of data. The Company and certain of the Company's third-party providers have experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the material release of confidential information about its employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, lawsuits with third-parties, fines and penalties, government enforcement actions, unauthorized release of confidential or otherwise protected information, corruption of data, negative impact on the value of investment in research, development and engineering, remediation costs and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.
•The Company’s motorcycle operations are dependent upon unionized labor, and key agreements will expire March 31, 2024. A substantial portion of the hourly production employees working in the Company's motorcycle operations are represented by unions and covered by collective bargaining agreements. The Company is currently a party to three collective bargaining agreements with local affiliates of the United Steelworkers of America and the International Association of Machinists and Aerospace Workers. Current collective bargaining agreements with the United Steelworkers of America relating to hourly employees in Wisconsin will expire on March 31, 2024. There is no certainty that the Company will be successful in negotiating new agreements with this union that extend beyond March 31, 2024 or that any new agreements will be on terms that will allow the Company to be competitive. Failure to renew the agreements by March 31, 2024 or to establish new collective bargaining agreements on terms acceptable to the Company and the union could result in work stoppages or other labor disruptions, which may have a material adverse effect on the Company’s business and results of operations. The same considerations apply to the agreement with the International Association of Machinists and Aerospace Workers relating to employees in Pennsylvania that will expire on October 15, 2027. The Company's decisions regarding opening, closing, expanding, contracting or restructuring its facilities may require changes to existing or new bargaining agreements.

•The Company relies on its suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. Inflationary pressures and availability of components and raw materials, or instability in logistics and related costs may negatively impact the Company's profitability. The Company may experience supply problems relating to raw materials and components such as component shortages, unfavorable pricing, poor quality, termination of supply of some of the Company's components or untimely delivery. The prices for these raw materials and components may fluctuate depending on market conditions, which include inflation of raw material costs, exchange rate fluctuations, commodity market volatility, tariffs, embargoes, sanctions, trade policies, and other trade restrictions. In certain circumstances, the Company relies on a single supplier to provide component parts, and a change or disruption in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material, capacity constraints, labor shortages or disputes, natural disasters or widespread infectious disease like COVID-19, trade and shipping disruptions, fluctuating costs of ocean freight, wars and trade policies. Further, the Company's suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. The unavailability of any component or supplier could result in production delays, product design changes and impact the Company’s ability to fulfill orders. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers. These supplier risks may have a material adverse effect on the Company’s business and results of operations. Such disruptions have resulted in and could further result in manufacturing inefficiencies due to the delay in delivering components for production or having to find alternative components due to lack of availability and could place the Company in an uncompetitive position resulting in a material adverse effect on its operations, financial condition and/or cash flows. The Company’s LiveWire segment is dependent on the continued supply of battery cells for the battery packs used in LiveWire’s electric vehicles. While LiveWire has entered into a supply agreement to acquire lithium-ion battery cells, LiveWire may have limited flexibility to immediately change suppliers in the event of any disruption in the supply of those cells, which could then disrupt production of LiveWire’s electric vehicles.
•The Company primarily sells its products at wholesale and must rely to a large extent on a network of dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its distributors and dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers purchase from the Company. If the Company’s distributors and dealers are not successful in these endeavors, or do not appropriately adapt to the evolving retail landscape and implement the Company's retail strategy, including the creation of an innovative go-to-market model blending digital and physical retail formats to create an experience tailored to the local market, then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, there is no assurance that the Company's retail strategy will be successful. Additionally, distributors and dealers may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions, such as weakened retail sales and tightened credit. If distributors and dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain distributors and dealerships. As a result, the Company could face additional adverse consequences related to the termination of distributor and dealer relationships. Additionally, liquidating a former distributor or dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s distributors or dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers and adversely impact the Company’s ability to collect wholesale receivables that are associated with that dealer.
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
•A resurgence of the COVID-19 pandemic or emergence of a new pandemic, epidemic, disease outbreak or other public health crisis and resulting adverse impact could disrupt the Company’s operations. The COVID-19 pandemic in 2020 and the subsequent actions taken to mitigate the spread previously impacted the Company's operations and its ability to carry out its business as usual. It impacted consumer and business behavior and created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and initially led to a global decrease in vehicle sales in markets around the world. A COVID-19 resurgence or emergence of a new pandemic, epidemic, disease outbreak or other public health crisis may adversely impact in the future: (i) the Company's employees and operations; (ii) the operations of the Company's suppliers, vendors and business partners; (iii) the activities of the Company's retail customers; (iv) the Company's production plans, sales and marketing activities; and (v) the Company's business and results of operations. In addition, the Company is not able to conduct various aspects of its business on a remote basis. In addition, any such events would likely disrupt the Company’s supply chain, operations and ability to carry out its business as usual, including through: (i) a rapid increase in demand; (ii) supply shortages; (iii) significant global shipment delays, including longer shipping times and increased expedited freight costs; (iv) limiting the ability of the Company’s distributors and dealers to operate; (v) delays to some customer purchase decisions; (vi) adversely impacting the ability of the Company’s retail credit customers to meet their loan obligations on a timely basis and making collection efforts more difficult; (vii) disruption to global capital markets impacting the Company’s access to capital, cost of capital and overall liquidity levels; and (viii) the cancellation or adjustments to the scope of riding and similar events that are important to the Company’s marketing efforts. Even though the COVID-19 pandemic has subsided, the Company may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.
•The Company relies on third-parties to perform certain operating and administrative functions for the Company. Similar to suppliers of raw materials and components, the Company may experience problems with outsourced services, such as unfavorable pricing, untimely delivery of services or poor quality. Also, these suppliers may experience adverse economic conditions due to changing economic factors that could lead to difficulties supporting the Company's operations, such as inflation, turnover, and labor strikes or shortages. In light of the amount and types of functions that the Company has outsourced, these service provider risks may have a material adverse effect on the Company's business and results of operations.
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
•The use by our employees of artificial intelligence tools or technology can adversely impact our business by posing risks to Company confidential or proprietary information and could give rise to legal actions or reputational damage, or otherwise adversely affect our business. The Company’s workforce may use artificial intelligence tools or technology, which may result in the exposure of our confidential or proprietary information to unauthorized third-parties and the misuse of the Company’s intellectual property. Use of artificial intelligence tools or technology may also result in claims against the Company alleging violation of third-party intellectual property rights. Use of artificial intelligence tools or technology may also result in inaccurate results that could cause mistakes in the Company's decision-making or other business activities, which may have an adverse impact on the Company's business and results of operations. Further, there is no guarantee that the Company's training and enforcement of procedures governing the use of artificial intelligence will be adequate to safeguard against the unauthorized use of artificial intelligence tools or technology.
Strategic Risks
•The Company may not be able to successfully execute its business plans and strategies. There is no assurance that the Company will be able to execute its business plans and strategies, including the Company’s strategic plan, The Hardwire. The Company’s ability to meet the strategic priorities in The Hardwire depends upon, among other factors, the Company’s ability to: (i) accurately analyze, predict and react to changing market conditions; (ii) realize the anticipated business benefits of LiveWire as a separate business; (iii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, larger Cruiser, and Trike, focusing on opportunities in profitable segments, and growing its complementary businesses, including HDFS, parts and accessories, apparel and licensing, and membership and experiences; (iv) effectively implement changes relating to its dealers and distribution methods, which include the creation of an innovative go-to-market model blending digital and physical retail formats to create an experience tailored to the local market; (v) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; and (vi) optimize long-term value for all stakeholders.
•The Company may not realize the expected business benefits from LiveWire as a separate business of the Company. The Company expects to maintain a controlling equity ownership of LiveWire as a separate business and significant ongoing commercial relationships with it. There are no assurances that LiveWire as a separate but consolidated business will be able to execute its business plans and strategies. The Company’s ability to realize the expected business benefits from LiveWire will be affected by, among other factors: (i) the status of LiveWire as an early stage company with a history of losses that is expected to incur significant expenses and continuing losses for several years until it begins significant deliveries of its electric vehicles, which may occur later than expected or not at all; (ii) the ability of LiveWire to achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (iii) that LiveWire will be a new entrant into a new space and it may not be able to adequately control the costs of its operations; (iv) the rapidly growing electric vehicle sector and products and services of LiveWire are and will be subject to strong competition from a growing list of competitors; (v) the business and prospects of LiveWire are heavily dependent on its ability to develop, maintain and strengthen its brand, and it may lose the opportunity to build a critical mass of customers; (vi) the ability of LiveWire to execute on its plans to develop, produce, market and sell its electric vehicles; and (vii) the willingness and ability of the retail partners of LiveWire, largely drawn from the Company’s traditional motorcycle dealer network, to be able to effectively establish and maintain relationships with customers for electric vehicles. The failure of LiveWire to successfully manage these risks may adversely affect the business and results of the Company’s operations.
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
•The Company’s success depends upon the continued strength of the Harley-Davidson brand. The Company believes that the Harley-Davidson brand has significantly contributed to the success of its business and that maintaining and enhancing the brand is critical to maintaining and expanding its customer base. Failure to protect the brand from infringers or to grow or maintain the value of the Harley-Davidson brand may have a material adverse effect on the Company’s business and results of operations. Further, third-parties with whom the Company has business relationships or that have, or are perceived to have, close ties to the brand, including its brand ambassadors and influencer network, may fail to represent the brand in a manner consistent with the Company’s brand image or act in a manner that harms the Company’s reputation, which could cause immediate harm to the Company’s reputation and brand. The reputations of the Company’s brand ambassadors and influencer network could negatively impact how consumers view the Company’s products or brand. The use of social media by the Company, its brand ambassadors, its influencer network, and its consumers has increased the risk that its brand and reputation could be negatively impacted. The speed and reach of information dissemination have drastically increased with the use of social media. The dissemination of information via social media has given users the ability to organize collective actions such as boycotts and other brand-damaging behaviors more effectively and could harm the Company’s brand or business, regardless of the information’s accuracy. The harm may be immediate, without affording the Company an opportunity for redress or correction and may have an adverse effect on the Company’s business, financial condition and results of operations. In addition, an increase in the use of social media for product promotion and marketing may increase the burden on the Company to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. The Company's reputation may also be adversely affected by inappropriate use of its marks or name, including potential negative publicity, loss of confidence or other damage to the Company's image due to licensed use.
•The timing and amount of the Company's share repurchase strategy are subject to a number of uncertainties. The Company's Board of Directors has authorized the Company’s discretionary repurchase of outstanding common stock to be completed in the open market or through privately negotiated transactions. The amount and timing of share repurchases are based on a variety of factors that could cause the Company to limit, suspend or delay future stock repurchases. Such factors include, but are not limited to: (i) unfavorable market and economic conditions, (ii) the trading price of its common stock, (iii) the nature and magnitude of other investment opportunities available to the Company from time to time, (iv) legal constraints on trading at certain times; and (v) the availability of cash. Delaying, limiting or suspending the Company's stock repurchase program may negatively affect performance versus earnings per share targets, and ultimately its stock price.
•The Company's insurance coverage strategy may not be adequate to protect it from all business risks. The Company may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God and other claims against it, for which the Company may have no insurance coverage. Its policies may include significant deductibles or self-insured retentions, policy limitations and exclusions, and the Company maintains a captive insurance subsidiary. Therefore, the Company cannot be certain that its insurance coverage will be sufficient to cover all future losses or claims against it. A loss that is uninsured or that exceeds policy limits may require the Company to pay substantial amounts, which may harm the Company’s financial condition and operating results.
Financial Risks
•The HDFS segment is exposed to credit risk on its retail and wholesale finance receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's dealers, to meet the terms of any contract with HDFS. Credit losses are influenced by general business and economic conditions, including inflation, unemployment rates, bankruptcy filings, recessionary conditions and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. Credit losses are also influenced by the markets for new and used motorcycles, and the Company and its dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models may result in increased supply or decreased demand in the market for used Harley-Davidson branded motorcycles, including those motorcycles that serve as collateral or security for credit that HDFS has extended. This in turn could adversely impact the prices at which repossessed motorcycles may be sold, which may lead to increased credit losses for HDFS. Further, even when HDFS does exercise its rights to seek repossession of collateral, there is no assurance that a motorcycle will be successfully repossessed, which also may lead to increased credit losses for HDFS. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. The Company believes that HDFS's retail credit losses will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS's efforts to adjust underwriting criteria based on market and economic conditions and actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses.

•The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. The Company sells its products globally and in most markets outside the U.S. those sales are made in the foreign country’s local currency. As a result, a weakening in those foreign currencies relative to the U.S. dollar can adversely affect the Company's revenue and margin, and cause volatility in its results of operations. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. When benchmark interest rates rise, rates available to consumers for new vehicle financing rise as well, which may make the Company’s motorcycles less affordable to customers or steer customers to less expensive motorcycles that would be less profitable for the Company, adversely affecting the Company’s financial condition and operating results. Additionally, if consumer interest rates increase substantially or if financial service providers, including Harley-Davidson Financial Services, tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase the Company’s motorcycles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on the Company’s business, prospects, financial condition and operating results. Although the Company uses derivative financial instruments to some extent to manage a portion of its exposure to foreign currency exchange rates, commodity prices and interest rate risks, the Company does not attempt to manage its entire expected exposure, and these derivative financial instruments generally do not extend beyond one year, except for the Company's cross-currency swaps related to foreign denominated debt, the duration of which corresponds with the duration of the hedged debt, and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.
•The HDFS segment is highly dependent on accessing capital markets to fund operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions may adversely affect its earnings and results of operations. Liquidity is essential to the Company’s financial services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s HDFS segment may be negatively affected by difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital and reduced funds available through its HDFS segment to provide loans to dealers and their retail customers. Additionally, the ability of the Company and its HDFS segment to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, then the Company’s cost of borrowing could increase, which may result in reduced earnings and reduced interest margins, and the Company’s access to capital may be disrupted or impaired.
Legal, Regulatory & Compliance Risks
•Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may have a material adverse impact on the Company's business, results of operations and outlook. Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. Without limitation, (i) tariffs currently in place or prior tariffs that have been suspended could be reinstated, (ii) the imposition by the U.S. government of new tariffs on imports to the U.S. and/or (iii) the imposition by foreign countries of tariffs on U.S. origin products could materially increase: (a) the cost of Harley-Davidson products that the Company is offering for sale in relevant countries, (b) the cost of certain products that the Company sources from foreign manufacturers and (c) the prices of certain raw materials that the Company utilizes. The Company may not be able to pass such increased costs on to distributors, dealers or customers. Also, the Company may be unable to secure sources of certain products and materials that are not subject to tariffs, or are subject to lower tariffs, on a timely basis. Such developments could have a material adverse impact on the Company's business, financial condition and results of operations.
As an example, in 2018, the European Union (EU) placed an incremental tariff on U.S. origin motorcycles imported into the EU. Subsequently, in April 2021, the Binding Origin Information (BOI) decisions that allowed the Company to supply its EU market with certain of its motorcycles produced at its Thailand manufacturing facility at a reduced tariff rate were revoked. The revocation of the BOI decisions effectively classified all motorcycles the Company imports into the EU as U.S. origin products, subjecting them to the incremental tariff. On October 30, 2021, the U.S. agreed not to apply Section 232 duties and allow duty-free importation of steel and aluminum from the EU at a historical-based volume and the EU agreed to suspend related tariffs on U.S. products, including the incremental tariff on motorcycles imported into the EU from the U.S. The agreement became effective on January 1, 2022. In December 2023, the EU extended its tariff suspension to March 31, 2025 and the U.S. extended its tariff suspension to December 31, 2025. The U.S. and EU continue negotiations on a resolution related to the trade conflict on steel and aluminum tariffs. These negotiations are ongoing and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond the expiration of the suspensions. Increased tariffs on motorcycles imported into the EU from the U.S. or any of the Company's other facilities may adversely impact the Company's sales and profitability.
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
The Company's LiveWire segment, its third-party outsourcing partners, and its suppliers are or may be subject to substantial regulation under foreign, federal, state, and local laws. The Company’s LiveWire segment may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell, deploy or service its electric vehicles in any of these jurisdictions. If the Company’s LiveWire segment, its third-party outsourcing partners or its suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out operations in the jurisdictions in which LiveWire or they currently operate, or those jurisdictions in which LiveWire or they plan to operate in the future, the Company’s business, prospects, financial condition and operating results could be materially adversely affected.
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
Electric Vehicles - The Company's LiveWire segment is subject to substantial regulation. Unfavorable changes to, or failure to comply with, current or future regulations could substantially harm the Company’s business and its operating results. Increased environmental, safety, emissions or other regulations may result in higher costs, cash expenditures and/or sales restrictions. Regulations related to the electric vehicle industry and alternative energy are currently evolving and the Company’s LiveWire segment faces risks associated with changes to these regulations, such as: (i) the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an electric vehicle; (ii) new state regulations of electric vehicles fees could discourage consumer demand for electric vehicles; (iii) the increase of subsidies for alternative fuels such as corn and ethanol could reduce the operating cost of vehicles that use such alternative fuels and gasoline, and thereby reduce the appeal of electric vehicles; (iv) changes to the regulations governing the assembly and transportation of battery cells could increase the cost of battery cells or make such commodities more difficult to obtain; (v) changes in regulation, for example relating to the noise required to be emitted by electric vehicles, may impact the design or function of electric vehicles, and thereby lead to decreased consumer appeal; (vi) changes in regulations governing the range and miles per gallon of gasoline equivalent calculations could lower LiveWire’s electric vehicles’ ratings, making electric vehicles less appealing to consumers; and (vii) the amendment or rescission of the CAFE standards could reduce new business opportunities for the LiveWire business. To the extent compliance with new regulations is cost prohibitive, the Company’s business, prospects, financial condition and operating results could be materially and adversely affected.
Financial Services – The HDFS segment is governed by a wide range of U.S. federal and state and foreign laws that regulate financial and lending institutions, and financial services activities. In the U.S. for example, these laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the unfair, deceptive and abusive practices (UDAAP) provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act. HDFS operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an Industrial Loan Company. U.S. federal and state bodies may in the future impose additional laws, regulations and supervision over the financial services industry.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is a sweeping piece of legislation impacting financial services and the full effect continues to evolve as regulations that are intended to implement the Dodd-Frank Act are adopted, and the text of the Dodd-Frank Act is analyzed by stakeholders and the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the Bureau). The Bureau has significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the Bureau will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet fully known and subject to change. The Bureau and the Federal Trade Commission (“FTC”) regularly investigate the products, services and operations of those engaged in vehicle finance activities. As a result of such investigations, both the Bureau and the FTC have announced various enforcement actions against lenders and servicers in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us or the products and services we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our results of operations, financial condition, and liquidity. Compliance may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required. Compliance may create operational constraints and place limits on pricing. Failure to comply, as well as changes to laws and regulations, or the imposition of additional laws and regulations, could affect HDFS' earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations. The Bureau also has supervisory authority over certain non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS, allowing the Bureau to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, changes to processes and procedures, product-related changes or consumer refunds or other actions.
•The Company’s operations may be affected by greenhouse gas emissions and climate change and related regulations. Climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions. In addition, several U.S. states, including states where the Company has manufacturing facilities, have previously considered and may in the future implement greenhouse gas registration and reduction programs. Energy security and availability and its related costs affect all aspects of the Company’s manufacturing operations worldwide, including the Company’s supply chain. The Company’s manufacturing facilities use energy, including electricity and natural gas, and certain of the Company’s facilities emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity the Company purchases, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require the Company to purchase allowances to offset the Company’s own emissions or result in an overall increase in costs of raw materials, any one of which could increase the Company’s costs, reduce competitiveness in a global economy or otherwise negatively affect the Company’s business, operations or financial results. Many of the Company’s suppliers face similar circumstances. Physical risks to the Company’s business operations as identified by the Intergovernmental Panel on Climate Change and other expert bodies include scenarios such as sea level rise, extreme weather conditions and resource shortages. Extreme weather may disrupt the production and supply of component parts or other items such as natural gas, a fuel necessary for the manufacture of motorcycles and their components. Supply disruptions would raise market rates and jeopardize the continuity of motorcycle production.
Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company is likely to face greater regulatory, customer and investor pressure to develop products that generate less emissions and to generate less emissions in all phases of its operations. In addition, reaching the Company's goal to achieve net zero carbon emissions by 2050 will require the Company to spend additional funds on research, product development and implementation costs, and subject the Company to the risk that the Company’s competitors may respond to these pressures in a manner that gives them a competitive advantage. For example, both the United Kingdom (UK) and EU passed legislation in 2022 to end fossil fuel car sales in 2035 and 2040, respectively. While these laws target fossil fuel cars, the ongoing concerns about global climate and related changes in consumer preferences could lead to a similar ban on internal combustion engines, which would have a material adverse effect on the Company’s business and results of operations. Additionally, in the near term, the Company will not be primarily focused on electric vehicles but will be channeling its focus in this area through its majority investment in LiveWire Group, Inc. As a result, the separation of the LiveWire business may adversely affect the Company's efforts to develop electric vehicles outside of the LiveWire business, at least in the near term, and that could have longer-term negative impacts on the Company's ability to offer electric vehicles in response to pressure to develop products that generate less emissions.
•Regulations related to materials that the Company purchases to use in its products could cause the Company to incur additional expenses and may have other adverse consequences. Laws or regulations impacting the Company's supply chain, such as the UK Modern Slavery Act and the Uyghur Forced Labor Prevention Act, could affect the sourcing and availability of some of the raw materials that the Company uses in the manufacturing of its products and the apparel and licensing products sourced from its suppliers. The Company's supply chain is complex, and if it is not able to fully understand its supply chain and effectively mitigate any issues, then the Company may face reputational challenges with customers, investors, regulators or others and other adverse consequences. For example, many countries in which the Company distributes its products are introducing regulations that require knowledge and disclosure of virtually all materials and chemicals in the Company’s products. Accordingly, the Company could incur significant costs related to the process of complying with these laws, including potential difficulty or added costs in satisfying the disclosure requirements.
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

The Company has undertaken, and plans to continue undertaking, ESG initiatives. For example, the Company aims to achieve net zero carbon emissions by 2050. Any failure by the Company to meet its commitments or loss of confidence on the part of customers, investors, employees, brand partners and other stakeholders as it relates to its ESG initiatives could negatively impact its brand, its business, prospects, financial condition and operating results. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information.

In addition, achieving the Company’s ESG initiatives may result in increased costs in its supply chain, fulfillment, or corporate business operations, and such costs could deviate from its initial estimates and have a material adverse effect on our business and financial condition. In addition, standards and research regarding ESG initiatives could change and become more onerous both for the Company and its third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute the Company’s current claims and beliefs that it has made in reliance on current research, which could also result in costs, a decrease in revenue, changes to projections or plans, and negative market perception that could have a material adverse effect on our business and financial condition.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with laws, and the role of the company’s board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, there can be no certainty that the Company will manage such issues successfully, or that it will successfully meet investors' or society’s ESG expectations, which could have a material adverse effect on its business and financial condition and operating results.

While the Company may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the associated costs. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters. Further, expanding mandatory disclosures regarding ESG reporting may expand the nature, scope and complexity of ESG matters the Company is required to control, assess and report upon. For example, the EU's Corporate Sustainability Reporting Directive (CSRD) went into effect in January 2023 and requires companies that operate in the EU to make disclosures across environmental, social and governance topics. Additionally, in October 2023, California enacted climate reporting legislation, making California the first state in the U.S. to impose requirements on greenhouse gas emissions disclosure and mandate reporting on climate-related financial risks. There can be no certainty that the Company will manage such issues successfully, including the associated costs.
General Risks
•Changes in general economic and business conditions, tightening of credit and retail markets, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases, such as the Company's motorcycles. Weakened economic conditions in certain business sectors and geographic areas can also result in reduced demand for the Company's products. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of retail consumers to obtain loans for the purchase of motorcycles from lenders, including HDFS. For example, recent macroeconomic conditions have impacted our customers globally, with inflationary pressures creating affordability challenges and high interest rates contributing to delays in customers' decisions to upgrade to new models, adversely impacting dealers' retail sales and the Company's results of operations.
•Geopolitical conditions, including regional conflicts, terrorism, war, and international disputes could cause damage or disruption to commerce and the economy, and thus have a material adverse effect on the Company’s financial condition and operating results. The motorcycle industry can also be affected by political events and other factors over which motorcycle manufacturers have little control. For example, the ongoing conflict between Russia and Ukraine could lead to significant market and other disruptions, including significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, which could adversely affect the Company’s business, financial condition and operating results. The ongoing conflict has led to an unprecedented expansion of sanctions programs imposed by the United States, European Union, United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. The Company has ceased its operations in Russia and while the Company has not experienced any material interruptions to its infrastructure, supplies, technology systems or networks needed to support its operations or significant costs due to the conflict, the Company cannot provide assurance that will remain the case.

Further, recent escalation in regional conflicts, including the ongoing military conflict between Israel and Hamas, a U.S. designated Foreign Terrorist Organization, the Red Sea conflict involving attacks on commercial ships by the Houthis in the Red Sea, and the risk of increased tensions between China and Taiwan, could result in increased pressure on our supply chain, which could increase the cost of manufacturing. The Company has a number of suppliers in China and a Long-Term Collaboration Agreement (LTCA) with Zhejiang Qianjiang Motorcycle Co., Ltd. and a conflict between China and Taiwan may impact the Company's supply chain and projects related to the LTCA. The length, impact and outcome of international conflicts are highly unpredictable, and such conflicts could lead to significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, which could impact the Company's financial condition and operating results.
•The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes. Potential future lawsuits or other claims, or future adverse developments associated with existing unresolved lawsuits and other claims, may harm the Company’s business, financial condition, reputation and brand. The defense of these lawsuits or other claims may result in the expenditure of significant financial resources and the diversion of management’s time and attention away from business operations. In addition, the Company may be required to make payments in connection with the resolution of lawsuits or other claims by settlement or otherwise, and any such payment may have a material adverse effect on the Company’s business and results of operations. .

The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company has implemented policies and procedures that are intended to manage and reduce cybersecurity risks. Material risks from cybersecurity threats are managed across HDMC, HDFS, LiveWire and third-party suppliers and vendors. Cybersecurity risks and threats are monitored by the Company's Corporate Information Security Office and routinely discussed with senior management across the Company. Cybersecurity risks are identified and assessed through third-party assessments, IT security assessments, audits conducted by Internal Audit and risk and compliance reviews. Additionally, as part of the Company’s cybersecurity risk management process, tabletop exercises are conducted at the technical and management levels. During these tabletop exercises, cybersecurity incidents are simulated, aimed at ensuring the Company is prepared in the event of a cybersecurity incident and to help identify areas of improvement for the cybersecurity program.
The Company takes measures to regularly update and continuously improve its cybersecurity program, including conducting independent program assessments, performing penetration testing and scanning the Company’s systems for vulnerabilities using external third-party tools and techniques to test security controls, auditing applicable data policies and monitoring emerging laws and regulations related to information security. The Company also periodically engages third-party consultants to assist in assessing and enhancing its cybersecurity program. The Company has implemented risk-based controls to protect its information, customer information, third-party information, its information systems and its business operations. The Company follows the National Institute of Standards and Technology (NIST) Cybersecurity Framework and has adopted security-control principles based on NIST, other industry-recognized standards and contractual requirements, as required.
With respect to third parties, the Company's cybersecurity program includes a cybersecurity supply chain risk management component aimed at identifying and mitigating risks from vendors, suppliers, and other third-parties. The supply chain risk management program is integrated into the Company’s procurement workflow and includes conducting due diligence on select suppliers, vendors and other third parties. The cybersecurity risks of the vendor, supplier or other third party are evaluated by the Corporate Information Security Office when assessing the engagement and determining the appropriate oversight of the vendor, supplier or other third party. The Company also contractually requires suppliers, vendors and other third parties with access to its information technology systems, sensitive business data or personal information to implement and maintain appropriate security controls and contractually restricts their ability to use the Company’s data, including personal information, for purposes other than to provide services to the Company, except as required by law. To oversee the risks associated with these service providers, the Company works with suppliers, vendors and other third parties to help ensure that their cybersecurity protocols are appropriate to the risk presented by their access to or use of the Company’s systems and/or data, including notification and coordination concerning incidents occurring on third-party systems that may affect the Company.
The Company's cybersecurity program also includes a cybersecurity training component. All employees are required to complete annual cybersecurity training focused on helping the workforce recognize cyber threats and scams, avoid falling victim to threats and scams, and report potential threats and scams. In addition, periodic cybersecurity awareness messages are posted on the Company portal.
While the Company has experienced, and may in the future experience, cybersecurity incidents, prior incidents have not materially affected the Company’s business, results of operations or financial condition. Although the Company has invested in the protection of its data and information technology and monitors its systems on an ongoing basis, there can be no assurance that such efforts will in the future prevent material compromises to Company information technology systems that could have a material adverse effect on the Company’s business. For additional information, refer to “A significant cybersecurity incident or data privacy breach may adversely affect the Company’s reputation, revenue and earnings,” in Item 1A. Risk Factors.
Governance

The Audit and Finance Committee, consisting entirely of independent directors and on behalf of the Board of Directors, has oversight responsibility for enterprise risk and enterprise risk management systems for the Company, including cybersecurity risks. The Committee reports on its activities related to risk oversight to the full Board after each meeting. The Audit and Finance Committee is actively involved in reviewing the Company’s information security and technology risks and opportunities, including cybersecurity, and discusses these topics on a regular basis. The Audit and Finance Committee also receives updates on a quarterly basis from senior management, including the Chief Information Security Officer (CISO) regarding cybersecurity matters. These updates include cybersecurity risks, mitigation and status of cybersecurity risks, cybersecurity incidents (if any), cybersecurity initiatives and cybersecurity industry news and trends. In the event of a potentially material cybersecurity event, the Presiding Director and the Chair of the Audit and Finance Committee will be notified and briefed. If appropriate, the Audit and Finance Committee and/or full Board of Directors would hold a meeting or meetings to discuss and be briefed on the event.
The Company’s cybersecurity program is led by the CISO who is responsible for assessing and managing the Company’s information security and technology risks, including cybersecurity. On December 15, 2023, the CISO announced his retirement from the Company, and since that time, our Chief Digital and Operations Officer is serving as our acting CISO, executing all of the responsibilities of the CISO, while the Company conducts a search to fill the position. The Company's Chief Digital and Operations Officer has extensive experience in leading information systems management, strategy and operational execution, including information security and incident management, prevention and response.
At the management level, the Company has established an incident review committee consisting of senior executives including the Chief Legal Officer, Chief Financial Officer, Chief Accounting Officer, Vice President of Communications and Corporate Relations, Chief Digital and Operations Officer, Director of Internal Audit and Deputy General Counsel, that meets regularly with the CISO to ensure identified issues are addressed expeditiously and reported to the appropriate regulatory agencies as required. In addition, the CISO escalates issues determined to be significant to the Chief Legal Officer in accordance with the Company's incident response processes.

Item 2. Properties
A summary of the principal operating properties of the Company as of December 31, 2023 is as follows:

Type of Facility	Location	Status
HDMC:
Corporate office	Milwaukee, WI	Owned
Product development center	Wauwatosa, WI	Owned
Manufacturing - Motorcycle powertrain production	Menomonee Falls, WI	Owned
Manufacturing - Motorcycle components parts production and painting	Tomahawk, WI	Owned
Manufacturing - Motorcycle parts fabrication, painting and assembly	York, PA	Owned
Manufacturing - Motorcycle production for Asian and European markets	Rayong, Thailand	Owned
Manufacturing - Motorcycle assembly for Brazilian market	Manaus, Brazil	Leased

HDFS:
Corporate office	Chicago, IL	Leased
Wholesale and retail operations office	Plano, TX	Leased
Retail operations office	Reno, NV	Leased

LiveWire:
Corporate office	Milwaukee, WI	Owned
Product development center	Wauwatosa, WI	Owned
LiveWire Labs - Research and development activities	Mountain View, CA	Leased
LiveWire Labs - Customer experience center	Malibu, CA	Leased
LiveWire Labs - Retail operations	Canoga Park, CA	Leased
LiveWire Labs - Marketing displays and test rides	Los Angeles, CA	Leased
The Company has one Corporate office and one Product development center which include separate spaces for HDMC and LiveWire operations. LiveWire motorcycles and components are manufactured at the HDMC U.S. manufacturing locations.
Item 3. Legal Proceedings
Refer to Note 15 of the Notes to Consolidated financial statements for a discussion of certain legal proceedings in which the Company is involved.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange under the trading symbol HOG. As of January 31, 2024, there were 62,630 shareholders of record of Harley-Davidson, Inc. common stock.
The Company’s share repurchases, which consisted of discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were as follows during the quarter ended December 31, 2023:

2022 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	1,347,314	$30	1,347,314	12,403,597
November 1 to November 30	1,401,932	$29	1,401,932	11,005,081
December 1 to December 31	1,324,864	$33	1,324,864	9,683,221
	4,074,110	$31	4,074,110
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In August 2023, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of December 31, 2023, 9.7 million shares remained under the 2023 authorization, as the Company exhausted all remaining shares under the 2020 authorization during the quarter ended December 31, 2023. The Company repurchased 4.1 million shares on a discretionary basis during the quarter ended December 31, 2023.
Under the share repurchase authorization, the Company’s common stock may be purchased through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, block trades, accelerated share repurchases or privately negotiated transactions. The repurchase authority has no expiration date but may be suspended, modified or discontinued at any time.
The Company maintains a capital allocation policy to (i) fund The Hardwire strategic initiatives, including the associated capital expenditures, (ii) pay dividends and (iii) exercise discretionary share repurchases. This policy is designed to support the investment required to enhance the long-term value of the Company and to return any excess cash to shareholders.
The amount of capital to be allocated to share repurchases is approved periodically by the Company’s Board of Directors, taking into account the Company’s expected cash flow over time. The specific number of shares repurchased, if any, and the timing of repurchases are determined by the Company management from time to time and will depend on a number of factors, including share price, trading volume, and general market conditions, as well as on working capital requirements, general business conditions, and other factors.
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2023, the Company acquired 9,479 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters within Part III of this Annual Report contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (S&P) MidCap 400 Index as the broad-based index and the S&P MidCap 400 Consumer Discretionary Index as its peer index. The graph assumes a beginning investment of $100 on December 31, 2018 and that all dividends are reinvested.

	2018	2019	2020	2021	2022	2023
Harley-Davidson, Inc.	$100	$114	$114	$119	$133	$120
S&P MidCap 400 Index	$100	$126	$143	$179	$155	$181
S&P MidCap 400 Consumer Discretionary Index	$100	$127	$166	$212	$167	$208
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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "feels," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in this Item 7. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Guidance sections in this Item 7 are only made as of February 8, 2024 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 23, 2024), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview(1)
During 2023, a challenging economic environment, including high-interest rates, adversely impacted consumer demand for premium discretionary products as the Company continued to progress on key elements of The Hardwire strategy, including a continued focus on its most profitable products and markets.
Net income attributable to Harley-Davidson, Inc. for 2023 was $706.6 million, or $4.87 per diluted share, compared to $741.4 million, or $4.96 per diluted share, in 2022 due to lower operating income in the HDMC and HDFS segments as well as a higher operating loss in the LiveWire segment, partially offset by higher non-operating income and a lower income tax provision on lower income before income taxes.
HDMC operating income was $661.2 million in 2023 compared to operating income of $677.1 million in 2022. The reduction in operating income in 2023 was due primarily to a decrease in motorcycle shipments which decreased following a decline in retail motorcycle sales. Operating income was also impacted by higher manufacturing and operating expenses and unfavorable foreign currency exchange rates which were mostly offset by the positive impact of higher prices and a more profitable motorcycle product mix as well as lower raw material costs compared to 2022.
LiveWire operating loss was $116.8 million in 2023 compared to an operating loss of $85.3 million in 2022. The increase in operating loss in 2023 was due primarily to higher operating expenses as LiveWire continued to invest in new products.
HDFS operating income was $234.7 million in 2023 compared to operating income of $317.5 million in 2022. The decline in operating income was due primarily to higher interest expense, an increase in the provision for credit losses and higher operating expenses, partially offset by higher interest income.
Retail sales of Harley-Davidson motorcycles declined during 2023 as high interest rates adversely impacted consumer discretionary spending and as the Company focused on its more profitable products with the discontinuation of the legacy Sportster. Worldwide dealer retail unit sales of new Harley-Davidson motorcycles decreased 8.8% in 2023 compared to 2022. During 2023, retail sales decreased 9.8% and 7.2% in U.S. and international markets, respectively, compared to 2022. Refer to the Retail Sales and Registration Data section for further discussion of retail sales results.

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
In June 2023, the Company received a letter from PCA advising that PCA was investigating a new, separate potential quality issue with brake hose assemblies produced by PCA after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. The Company continued to manufacture, among other motorcycles, the recently launched 2023 CVO Road Glide and Street Glide, which do not use PCA's brake hose assemblies. It also continued its normal motorcycle manufacturing operations at its international facilities. In connection with this matter, in late June 2023, PCA filed a new and separate NHTSA notification, identifying certain brake hose assemblies produced between June of 2022 and June of 2023 as noncompliant with select NHTSA laboratory test standards. The Company followed PCA’s June 2023 notification by filing a derivative notification with NHTSA in early July 2023.

As permitted by federal law, both PCA and the Company have utilized NHTSA’s standard process to petition the agency to determine that these compliance issues are inconsequential to motor vehicle safety ("Inconsequentiality Determinations"). If NHTSA makes the Inconsequentiality Determinations requested, the Company will be exempt from conducting a field action or recall of its motorcycles related to these matters.
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
Interest Rates - Interest rates increased significantly during 2022 and into 2023 as central banks attempted to reduce inflation. Rising interest rates have adversely impacted HDFS' interest income margin as HDFS could only partially offset the higher cost of funds with increased interest rates on products it offered to its customers. Additionally, higher interest rates have adversely impacted consumer discretionary purchases like the Company's motorcycles as higher borrowing costs made these purchases less affordable or impacted the consumer's ability to obtain financing.
Supply Chain Inflation – During 2023, overall supply chain cost inflation continued to moderate compared to 2022 with lower inflation in manufacturing and logistics and declining raw material costs compared to 2022. The Company expects cost inflation to continue to be relatively muted in 2024.(1)
Suspension of Additional European Union Tariffs – In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to revocation of the Binding Origin Information (BOI) decisions that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% from April 19, 2021 through the end of 2021. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement suspended the additional tariffs initially imposed by the EU on the Company's motorcycles, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The lower 6% tariff rate applies to all motorcycles imported by the Company into the EU, regardless of origin. Under the initial agreement between the U.S. and the EU, the lower tariff rate remained in effect until December 31, 2023. In December 2023, the EU extended its suspension of the additional tariffs through March 31, 2025 and the U.S. extended its suspension of the additional tariffs through December 31, 2025. The U.S. and EU will monitor and review the operation of the agreement, seeking to conclude the negotiations on steel and aluminum tariffs by March 31, 2025. These negotiations are ongoing, and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond March 31, 2025.
To date, the Company continues to pursue its appeals of the revocation of the BOI decisions and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that these appeals will continue or be successful.

Guidance(1)
On February 8, 2024, the Company announced the following expectations for 2024:
The Company expects HDMC revenue to be flat to down 9% in 2024 compared to 2023. The Company expects worldwide dealer retail unit sales of Harley-Davidson motorcycles in 2024 to be flat to up 9% compared to 2023. The Company believes dealer inventory is currently appropriately positioned; therefore, the Company's expectation is for wholesale shipments to move on a balanced basis with dealer retail unit sales in 2024 so that dealer inventory remains appropriately positioned throughout the course of the year. Therefore, the Company expects wholesale unit shipments of Harley-Davidson motorcycles in 2024 to be down between 1% and 10% compared to 2023. In addition, the Company's revenue expectation for 2024 assumes (i) pricing to be down slightly compared to 2023 given the elimination of the pricing surcharge in 2023 and a fine-tuned pricing strategy in 2024, especially with respect to the Company's new Touring models, (ii) the impact of motorcycle shipment mix to be favorable compared to 2023 given the Company's continued focus on core products as part of The Hardwire strategy and (iii) an adverse impact of foreign currency exchange rates in 2024.
The Company expects HDMC operating margin as a percent of revenue to be 12.6% to 13.6% in 2024. The Company believes the expected decline in operating margin compared to 2023 will be due to (i) lower expected wholesale unit volumes compared to 2023 and the resulting negative impact of higher costs per unit, (ii) lower overall pricing compared to 2023 and continued modest supply chain inflation, and (iii) the impact of unfavorable foreign currency exchange rates. Finally, the Company also expects some incremental manufacturing costs to re-align factory processes in the initial year of production of its new model year 2024 Touring motorcycles.
The Company expects LiveWire motorcycle sales of 1,000 to 1,500 units and a LiveWire operating loss of $115 million to $125 million in 2024. This range is consistent with the 2023 operating loss while selling between 50% and 125% more motorcycle units.
The Company expects HDFS operating income to be flat to up 5% in 2024 compared to 2023. The Company expects HDFS results to stabilize in 2024 as it compares to the higher interest rate environment that began in 2022 and with a moderation in borrowing costs in 2024 based on anticipated actions of the U.S. Federal Reserve. The Company also expects the average yield on the retail and wholesale finance receivable portfolios to be more in-line with the recent higher interest rate environment as the retail portfolio shifts to include a higher mix of recent loans with higher interest rates resulting in greater interest revenue. Additionally, the Company expects the credit loss rate will begin to moderate in the second half of 2024 compared to the second half of 2023 as consumers adjust to the existing economic environment.
The Company has a cost productivity target to eliminate $400 million of incremental supply chain cost incurred since 2020 by 2025. The Company achieved approximately $50 million in productivity savings in 2022 and approximately $70 million in 2023. The Company remains focused on production efficiency, logistics network optimization and supplier cost optimization through consolidation and regionalization in 2024. The Company expects approximately $100 million of additional cost productivity savings in 2024.
The Company expects capital investments in 2024 of between $225 and $250 million. The Company plans to continue to invest in product development and capability enhancements that support The Hardwire strategy. The Company's focus remains on core product innovation, investments in manufacturing to automate and reduce costs to improve productivity as well as planned investments for LiveWire.
The Company's capital allocation priorities are to fund profitable growth through The Hardwire initiatives, to pay dividends, and to execute share repurchases on a discretionary basis. The Company is currently planning to repurchase a similar dollar amount of shares in 2024 as were repurchased in 2023.

Results of Operations 2023 Compared to 2022
Consolidated Results

(in thousands, except earnings per share)	2023	2022	Increase (Decrease)
Operating income - HDMC	$661,151	$677,087	$(15,936)
Operating loss - LiveWire	(116,809)	(85,315)	(31,494)
Operating income - HDFS	234,742	317,506	(82,764)
Operating income	779,084	909,278	(130,194)
Other income, net	71,808	48,652	23,156
Investment income	46,771	4,538	42,233
Interest expense	30,787	31,235	(448)
Income before income taxes	866,876	931,233	(64,357)
Income tax provision	171,830	192,019	(20,189)
Net income	695,046	739,214	(44,168)
Less: Loss attributable to noncontrolling interests	11,540	2,194	9,346
Net income attributable to Harley-Davidson, Inc.	$706,586	$741,408	$(34,822)
Diluted earnings per share	$4.87	$4.96	$(0.09)
The Company reported operating income of $779.1 million in 2023 compared to $909.3 million in 2022. The HDMC segment reported operating income of $661.2 million compared to $677.1 million in 2022. Operating loss from the LiveWire segment increased $31.5 million compared to 2022. Operating income from the HDFS segment decreased $82.8 million compared to 2022. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating results.
Other income, net in 2023 was impacted by higher non-operating income related to the Company's defined benefit plans, partially offset by a loss related to an increase in the fair value of LiveWire's warrants. Investment income increased in 2023 as compared to 2022 driven by higher income from cash equivalents and investments in marketable securities.
The Company's effective income tax rate for 2023 was a 19.8% expense compared to a 20.6% expense for 2022. The Company's 2023 effective tax rate was favorably impacted by discrete income tax benefits recorded during the year. Refer to Note 3 of the Notes to Consolidated financial statements for further discussion regarding the Company’s effective tax rate.
Diluted earnings per share was $4.87 in 2023 compared to $4.96 in 2022. Diluted weighted average shares outstanding decreased from 149.4 million in 2022 to 145.1 million in 2023 primarily due to repurchases of common stock, which benefited diluted earnings per share.

Harley-Davidson Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	2023	2022	Increase (Decrease)	% Change
United States	98,468	109,190	(10,722)	(9.8)%
Canada	7,422	7,924	(502)	(6.3)
North America	105,890	117,114	(11,224)	(9.6)
Europe/Middle East/Africa (EMEA)	27,005	30,510	(3,505)	(11.5)
Asia Pacific	26,953	27,905	(952)	(3.4)
Latin America	2,923	2,922	1	—
	162,771	178,451	(15,680)	(8.8)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new motorcycles decreased 8.8% during 2023 compared to 2022 driven primarily by a decline in North America.
North America retail sales were adversely impacted by macro-economic conditions and changes in product as the Company focused on more profitable models. During 2023, the Company believes high interest rates continued to impact consumer discretionary purchases. Additionally, retail sales were impacted by the discontinuation of legacy Sportster models at the end of 2022 as the Company shifted to the more profitable Sport models in 2023. The decline in EMEA was primarily driven by challenging economic conditions and a planned unit mix shift towards more profitable core motorcycle models. In Asia Pacific, retail sales growth was strong in the first half of the year, but slowed in the second half of the year, with modest annual growth in Japan offset by a decline in Australia and South Korea.
Worldwide retail inventory of new motorcycles was up approximately 50% at the end of the fourth quarter of 2023 compared to the end of the fourth quarter of 2022, but remained nearly 20% lower than levels experienced at the end of the fourth quarter of 2019. The Company believes current overall dealer inventory is appropriate given the upcoming spring riding season and the recent launch of new model year 2024 motorcycles. Changes in retail inventory of new motorcycles are calculated based on units at the end of each quarter rather than based on an average of monthly inventory levels within the quarter.

In the U.S., retail transaction prices for new motorcycles on average fell below the Company's targeted range of plus or minus 2% of Manufacturer's Suggested Retail Prices during 2023 as the Company introduced promotions in the fourth quarter of 2023.
The Company's Harley-Davidson motorcycle U.S. market share of new 601+cc motorcycles for 2023 was 37.9%, down 3.3 percentage points compared to 2022 (Source: Motorcycle Industry Council). The Company's Harley-Davidson motorcycle European market share of new 601+cc motorcycles for 2023 was 4.8%, down 1.3 percentage points compared to 2022 (Source: Management Services Helwig Schmitt GmbH).

Motorcycle Registration Data - 601+cc(a)
Industry retail registration data for new motorcycles was as follows:

	2023	2022	Increase	% Change
United States(b)	256,710	264,367	(7,657)	(2.9)%
Europe(c)	473,486	406,145	67,341	16.6%
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
HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Wholesale motorcycle unit shipments were as follows:

	2023		2022		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
Motorcycle Units:
United States	113,867	63.3%	118,836	61.4%	(4,969)	(4.2)%
International	66,117	36.7%	74,691	38.6%	(8,574)	(11.5)
	179,984	100.0%	193,527	100.0%	(13,543)	(7.0)%
Motorcycle Units:
Grand American Touring(a)	92,683	51.6%	89,849	46.4%	2,834	3.2%
Cruiser	63,945	35.5%	59,010	30.5%	4,935	8.4
Sport and Lightweight	18,228	10.1%	33,894	17.5%	(15,666)	(46.2)
Adventure Touring	5,128	2.8%	10,774	5.6%	(5,646)	(52.4)
	179,984	100.0%	193,527	100.0%	(13,543)	(7.0)%
(a)Includes CVOTM and Trike
HDMC shipped 179,984 motorcycles worldwide during 2023, which was 7.0% lower than during 2022 and in line with the decrease in retail sales during 2023. HDMC's shipments during 2023 were adversely impacted by market conditions and the discontinuation of legacy Sportster models in North America at the end of 2022 as the Company shifted to more profitable Sport models in 2023.
The motorcycles shipped during 2023 compared to 2022 included a higher mix of Grand American Touring and Cruiser motorcycles as a percent of total shipments and a lower mix of Sport and Lightweight and Adventure Touring motorcycles reflecting the Company's focus on more profitable models. A limited number of select model year 2024 motorcycles, representing approximately 2% of total 2023 shipments, were shipped in late 2023 to better position Harley-Davidson dealers for the launch of the new 2024 model year motorcycles.

Segment Results
Condensed statements of operations for the HDMC segment were as follows (in thousands):

	2023	2022	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,798,977	$3,787,484	$11,493	0.3%
Parts and accessories	698,095	731,645	(33,550)	(4.6)
Apparel	244,333	271,107	(26,774)	(9.9)
Licensing	28,599	39,423	(10,824)	(27.5)
Other	74,590	58,013	16,577	28.6
	4,844,594	4,887,672	(43,078)	(0.9)
Cost of goods sold	3,278,052	3,359,799	(81,747)	(2.4)
Gross profit	1,566,542	1,527,873	38,669	2.5
Operating expenses:
Selling & administrative expense	799,375	719,800	79,575	11.1
Engineering expense	106,016	131,530	(25,514)	(19.4)
Restructuring expense	—	(544)	544	(100.0)
	905,391	850,786	54,605	6.4%
Operating income	$661,151	$677,087	$(15,936)	(2.4)%
Operating margin	13.6%	13.9%	(0.3)	pts.
The estimated impacts of the significant factors affecting the change in revenue, cost of goods sold and gross profit from 2022 to 2023 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2022	$4,887.7	$3,359.8	$1,527.9
Volume	(364.0)	(232.8)	(131.2)
Price, net of related costs	139.0	—	139.0
Foreign currency exchange rates and hedging	(26.7)	27.3	(54.0)
Shipment mix	208.6	75.6	133.0
Raw material prices	—	(38.2)	38.2
Manufacturing and other costs	—	86.4	(86.4)
	(43.1)	(81.7)	38.6
2023	$4,844.6	$3,278.1	$1,566.5
The following factors affected the change in net revenue, cost of goods sold and gross profit from 2022 to 2023:
•The decrease in volume was primarily due to lower wholesale motorcycle shipments.
•Revenue benefited from higher prices on new model year 2023 motorcycles partially offset by higher promotional costs in the fourth quarter of 2023. A portion of these promotional costs involved promotions that will continue into calendar year 2024 to promote the sale of model year 2023 carryover inventory at dealers. The Company expects this will help drive dealer retail performance in 2024(1).
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar as well as less favorable net foreign currency impacts associated with hedging and balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix had a favorable impact on gross profit.
•Raw material costs benefited from a decline in prices, primarily related to metals.
•Manufacturing and other costs were negatively impacted by continued moderate inflation, higher costs associated with producing fewer units than in 2022 and supply challenges, partially offset by productivity savings, including a reduced reliance on expedited modes of freight.
Operating expenses were higher in 2023 compared to 2022 as the Company continued to execute Hardware strategic priorities and included higher spending related to marketing and advertising and employee-related costs.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	2023	2022	(Decrease) Increase	% Change
Revenue	38,298	46,833	(8,535)	(18.2)
Cost of goods sold	44,254	43,929	325	0.7
Gross profit	(5,956)	2,904	(8,860)	(305.1)
Selling, administrative and engineering expense	110,853	88,219	22,634	25.7
Operating loss	$(116,809)	$(85,315)	$(31,494)	36.9%

LiveWire motorcycle unit shipments	660	597	63	10.6%
During 2023, revenue decreased by $8.5 million, or 18.2%, compared to 2022. The decrease was primarily due to lower volumes of electric balance bikes and lower average prices on electric motorcycles, partially offset by higher volumes of electric motorcycles. Cost of sales increased by $0.3 million, or 0.7%, during 2023 compared to 2022 on higher volumes of electric motorcycles.
During 2023, selling, administrative and engineering expense increased $22.6 million, or 25.7%, compared to 2022 driven by higher product development costs as well as higher costs associated with standing up the new organization.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	2023	2022	(Decrease) Increase	% Change
HDFS revenue:
Interest income	$802,078	$693,615	$108,463	15.6%
Other income	151,508	127,010	24,498	19.3
	953,586	820,625	132,961	16.2
HDFS expenses:
Interest expense	332,380	217,653	114,727	52.7
Provision for credit losses	227,158	145,133	82,025	56.5
Operating expenses	159,306	140,333	18,973	13.5
	718,844	503,119	215,725	42.9
Operating income	$234,742	$317,506	$(82,764)	(26.1)%
Interest income was higher in 2023 compared to 2022, primarily due to higher average outstanding finance receivables at a higher average yield. Other income increased largely driven by higher investment and licensing income, partially offset by unfavorable insurance revenue. Interest expense increased due to higher average outstanding debt at higher average interest rates.
The provision for credit losses increased $82.0 million compared to 2022 on higher actual retail credit losses and an increase in the allowance for credit losses. The allowance for credit losses increased on a higher reserve rate resulting from unfavorable loss performance and the Company’s outlook on economic conditions, partially offset by lower receivables growth. The Company’s probability weighting of its economic forecast scenarios is weighted towards a near-term recession given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels and muted consumer confidence. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.

Annual losses on the Company's retail motorcycle loans were 3.00% during 2023 compared to 1.88% in 2022. The 30-day delinquency rate for retail motorcycle loans at December 31, 2023 increased to 5.09% from 4.50% at December 31, 2022. The unfavorable retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and the related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company continues to experience downward pressure on recovery values at auction.
Operating expenses were higher in 2023 compared to 2022 due in part to higher employee-related and repossession costs combined with a loss resulting from a change in value of a securitization interest rate cap derivative.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2023	2022
Balance, beginning of period	$358,711	$339,379
Provision for credit losses	227,158	145,133
Charge-offs, net of recoveries	(203,903)	(125,801)
Balance, end of period	$381,966	$358,711

At December 31, 2023, the allowance for credit losses on finance receivables was $367.0 million for retail receivables and $14.9 million for wholesale receivables. At December 31, 2022, the allowance for credit losses on finance receivables was $345.3 million for retail receivables and $13.4 million for wholesale receivables.
Refer to Note 6 of the Notes to Consolidated financial statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.

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

The Company's effective income tax rate for 2022 was a 20.6% expense compared to a 20.7% expense for 2021. The Company's 2022 effective tax rate was favorably impacted by discrete income tax benefits recorded during the year. Refer to Note 3 of the Notes to Consolidated financial statements for further discussion regarding the Company’s effective tax rate.
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
Worldwide retail inventory of new motorcycles at Harley-Davidson dealers was up approximately 14,700 units at the end of the fourth quarter of 2022 compared to the prior year but remained at historically low levels.
In the U.S., retail transaction prices for new motorcycles on average were within the Company's targeted range of plus or minus 2% of Manufacturer's Suggested Retail Prices during 2022.
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

Motorcycle Registration Data - 601+cc(a)
Industry retail registration data for new motorcycles was as follows:

	2022	2021	Increase	% Change
United States(b)	264,367	281,502	(17,135)	(6.1)%
Europe(c)	406,145	431,127	(24,982)	(5.8)%
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
HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Wholesale motorcycle unit shipments were as follows:

	2022		2021		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
Motorcycle Units:
United States	118,836	61.4%	119,761	63.7%	(925)	(0.8)%
International	74,691	38.6%	68,272	36.3%	6,419	9.4
	193,527	100.0%	188,033	100.0%	5,494	2.9%
Motorcycle Units:
Grand American Touring(a)	89,849	46.4%	93,961	49.9%	(4,112)	(4.4)%
Cruiser	59,010	30.5%	59,033	31.4%	(23)	—
Sport and Lightweight	33,894	17.5%	25,123	13.4%	8,771	34.9
Adventure Touring	10,774	5.6%	9,916	5.3%	858	8.7
	193,527	100.0%	188,033	100.0%	5,494	2.9%
(a)Includes CVOTM and Trike
HDMC shipped 193,527 motorcycles worldwide during 2022, which was 2.9% higher than during 2021. HDMC's shipments during 2022 were impacted by the suspension of production and shipments during the second quarter of 2022, which disrupted the flow of inventory to dealers during the peak riding season.
The motorcycles shipped during 2022 compared to 2021 included a lower mix of Grand American Touring and Cruiser motorcycles shipped as a percent of total shipments and a higher mix of Sport and Lightweight and Adventure Touring motorcycles. The Company's Pan America™ Adventure Touring motorcycles were launched in the second quarter of 2021.

Segment Results
Condensed statements of operations for the HDMC segment were as follows (in thousands):

	2022	2021	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,787,484	$3,468,689	$318,795	9.2%
Parts and accessories	731,645	$740,893	(9,248)	(1.2)
Apparel	271,107	$228,011	43,096	18.9
Licensing	39,423	$37,790	1,633	4.3
Other	58,013	$29,051	28,962	99.7
	4,887,672	$4,504,434	383,238	8.5
Cost of goods sold	3,359,799	$3,204,907	154,892	4.8
Gross profit	1,527,873	$1,299,527	228,346	17.6
Operating expenses:
Selling & administrative expense	719,800	$686,753	33,047	4.8
Engineering expense	131,530	$133,226	(1,696)	(1.3)
Restructuring expense	(544)	$2,741	(3,285)	(119.8)
	850,786	$822,720	28,066	3.4%
Operating income (loss)	$677,087	$476,807	$200,280	42.0%
Operating margin	13.9%	10.6%	3.3	pts.
The estimated impacts of the significant factors affecting the change in revenue, cost of goods sold and gross profit from 2021 to 2022 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2021	$4,504.4	$3,204.9	$1,299.5
Volume	152.9	94.8	58.1
Price, net of related costs	330.4	—	330.4
Foreign currency exchange rates and hedging	(148.8)	(83.3)	(65.5)
Shipment mix	48.8	48.0	0.8
Raw material prices	—	30.0	(30.0)
Manufacturing and other costs	—	65.4	(65.4)
	383.3	154.9	228.4
2022	$4,887.7	$3,359.8	$1,527.9
The following factors affected the change in net revenue, cost of goods sold and gross profit from 2021 to 2022:
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
Operating expenses were higher in 2022 compared to 2021 due primarily to The Hardwire initiatives and higher warranty and recall expenses. These cost increases were partially offset by the Company's ongoing effort to prudently manage spending.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	2022	2021	(Decrease) Increase	% Change
Revenue	46,833	35,806	11,027	30.8
Cost of goods sold	43,929	38,380	5,549	14.5
Gross profit	2,904	(2,574)	5,478	(212.8)
Selling, administrative and engineering expense	88,219	65,608	22,611	34.5
Operating loss	(85,315)	(68,182)	$(17,133)	25.1%

LiveWire motorcycle unit shipments	597	461	136	29.5%
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
During 2022, selling, administrative and engineering expense increased $22.6 million, or 34.5%, compared to 2021 as LiveWire continued to focus on technological innovation to support future products and growth and incurred higher operating costs associated with standing up a stand-alone public company.
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
Refer to Note 6 of the Notes to Consolidated financial statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.
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
Refer to Note 6 of the Notes to Consolidated financial statements for further discussion regarding the Company’s allowance for credit losses on finance receivables.
Product Recalls – The estimated costs associated with voluntary recalls are recorded when the liability is both probable and estimable. The accrued cost of a recall is based on an estimate of the cost to repair each affected motorcycle and the number of motorcycles expected to be repaired based on historical data concerning the percentage of affected customers that take advantage of recall offers. As actual experience becomes available it is used to update the accruals.

The factors affecting actual recall costs can be volatile. As a result, actual recall costs may differ from estimates, which could lead to material changes in the Company’s accrued recall costs. The Company’s recall liabilities are discussed further in Note 13 of the Notes to Consolidated financial statements.
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
The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its benefit obligations. Based on this analysis, the Company decreased the weighted-average discount rate for pension and SERPA obligations from 5.45% as of December 31, 2022 to 5.31% as of December 31, 2023. The Company decreased the weighted-average discount rate for postretirement healthcare obligations from 5.42% as of December 31, 2022 to 5.36% as of December 31, 2023. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2023, the Company set its healthcare cost trend rate for the upcoming year at 7.50% as of December 31, 2023. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2032.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate	Impact of a 1% decrease in the expected return on assets
2023 Net periodic benefit cost:
Pension and SERPA	$(58,962)	$(5,484)	n/a	$21,489
Postretirement healthcare	$(7,904)	$14	$639	$2,290
2023 Benefit obligations:
Pension and SERPA	$1,568,278	$181,979	n/a	n/a
Postretirement healthcare	$206,506	$15,614	$4,629	n/a
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
Refer to Note 3 of the Notes to Consolidated financial statements for further discussion regarding the Company's income taxes.
Commitments and Contingencies
The Company is subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 15 of the Notes to Consolidated financial statements for a discussion of the Company's commitments and contingencies.
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

The Company’s cash and cash equivalents and availability under its credit and conduit facilities at December 31, 2023 were as follows (in thousands):

Cash and cash equivalents(a)	$1,533,806

U.S. commercial paper conduit facility:
Committed asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(233,258)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,266,742

Asset-backed Canadian commercial paper conduit facility(b)(c)	94,328
Borrowings against committed facility	(70,742)
Net asset-backed Canadian commercial paper conduit facility	23,586

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(878,935)
Net credit facility availability	541,065
$3,365,199
(a)Includes $167.9 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(c)C$125.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at December 31, 2023
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2023 were as follows:

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
Cash Flow Activity
Cash flow activities for the years ended December 31, were as follows (in thousands):

	2023	2022
Net cash provided by operating activities	$754,887	$548,461
Net cash used by investing activities	(512,304)	(773,011)
Net cash used by financing activities	(174,646)	(201,967)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,697	(19,525)
Net decrease in cash, cash equivalents and restricted cash	$69,634	$(446,042)
Operating Activities

The increase in operating cash flow in 2023 compared to 2022 was primarily due to favorable changes in working capital, partially offset by an increase in wholesale financing activity.
Changes in working capital resulted in a modest increase in cash flow from operations during 2023 compared to a decrease during 2022. During 2022, inventory grew as the Company increased the number of finished upcoming model-year motorcycles on hand compared to the end of 2021. During 2023, finished motorcycle inventory was down slightly compared to 2022. The Company's accounts receivable balance, which relates primarily to sales outside of North America, increased more significantly during 2022 as compared to 2023 due to lower sales in the fourth quarter of 2023 compared to the fourth quarter of 2022.
The Company's increase in wholesale financing activity was primarily due to slower collections of wholesale finance receivables. The Company’s sales of motorcycles and related products to dealers in the U.S. and Canada are financed through HDFS and become finance receivables upon the sale to the dealer and become operating cash flows when the dealer repays the wholesale finance receivable. As a result, the timing of the Company's operating cash flow is impacted by the amount and duration of wholesale financing that dealers elect to utilize.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at December 31, 2023 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements. As described in Note 3 of the Notes to Consolidated financial statements, the Company has a liability for unrecognized tax benefits of $18.2 million and related accrued interest and penalties of $8.6 million as of December 31, 2023. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $207.4 million and $151.7 million during 2023 and 2022, respectively. The Company's 2024 plan includes estimated capital investments between $225 to $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables in 2023, which consisted primarily of retail finance receivables, were $321.1 million lower than in 2022 primarily due to lower retail finance receivable originations, partially offset by slower collections of finance receivables, during 2023. The Company funds its finance receivables net lending activity through the issuance of debt and brokered certificates of deposit as discussed in the Financing Activities section.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases and debt activities.
The Company paid dividends of $0.66 per share totaling $96.3 million during 2023 and $0.63 per share totaling $93.2 million during 2022.
Cash outflows for discretionary share repurchases were $350.0 million in 2023 and $324.5 million in 2022. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were $14.0 million or 0.3 million shares and $14.2 million or 0.4 million shares during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there were 9.7 million shares remaining on a board-approved share repurchase authorization.
On September 26, 2022, the Company's electric motorcycle subsidiary completed a merger with AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company, to create a new publicly traded company, LiveWire Group, Inc. LiveWire Group, Inc. received net proceeds of approximately $294 million, including a $180 million investment from the Company, net of transaction expenses, a $100 million investment from an independent investor, and a $14 million investment from ABIC.

Financing cash flows related to debt and brokered certificates of deposit activities resulted in net cash inflows of $283.7 million and $117.8 million in 2023 and 2022, respectively. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following as of December 31 (in thousands):

	2023	2022
Outstanding debt:
Unsecured commercial paper	$878,935	$770,468
Asset-backed Canadian commercial paper conduit facility	70,742	71,785
Asset-backed U.S. commercial paper conduit facility	233,258	425,794
Asset-backed securitization debt, net	1,877,368	2,019,414
Medium-term notes, net	3,319,138	2,879,473
Senior notes, net	746,079	745,368
	$7,125,520	$6,912,302

Deposits, net	$447,782	$317,375
Refer to Note 10 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 5 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $447.8 million and $317.4 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2023 and 2022, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Credit Facilities – The Company has a $710.0 million five-year credit facility that matures in April 2025 and a $710.0 million five-year credit facility that matures in April 2027. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of December 31, 2023 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at December 31, 2023 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$662,238(a)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$772,610(b)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
(a) €600.0 million par value remeasured to U.S. dollar at December 31, 2023
(b) €700.0 million par value remeasured to U.S. dollar at December 31, 2023
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $15.7 million and $8.5 million at December 31, 2023 and 2022, respectively.

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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2023, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of December 31, 2023, the Canadian Conduit has an expiration date of June 28, 2024.
In 2023, the Company transferred $51.4 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $42.4 million. In 2022, the Company transferred $53.1 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $44.2 million.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In November 2023, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lenders' discretion. At December 31, 2022, $125.8 million remained outstanding under the uncommitted additional borrowings previously allowed. During 2023, the remaining balance of these uncommitted additional borrowings was paid in full. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
In 2023, there were no finance receivable transfers under the U.S. Conduit Facility. In 2022, the Company transferred $467.9 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $404.1 million of debt under the U.S. Conduit Facility.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to November 2022, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2023, the U.S. Conduit Facility has an expiration date of November 20, 2024.
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
In 2023, the Company transferred $1.20 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.05 billion, or $1.04 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions. In 2022, the Company transferred $2.18 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.84 billion, or $1.83 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions.
Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. may borrow up to $200.0 million at market interest rates with an expiration date of July 27, 2024. Harley-Davidson Financial Services, Inc. did not borrow on the line of credit during 2023 and had no outstanding borrowings owed to Harley-Davidson, Inc. under this agreement as of February 23, 2024.
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
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with LiveWire Group, Inc. and one of its wholly-owned subsidiaries whereby LiveWire may obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated on the date of each advance and as of each June 1 and December 1 thereafter. The interest rate is calculated based on the sum of (i) the forward-looking term rate based on SOFR for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of LiveWire. The Convertible Term Loan includes negative covenants restricting the ability of LiveWire to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by LiveWire at maturity, unless otherwise agreed between Harley-Davidson, Inc. and LiveWire, the Convertible Term Loan will be converted to equity of LiveWire Group, Inc. at a conversion price per share of LiveWire Group, Inc. common stock equal to 90% of the volume weighted average price per share of common stock for the 30 trading days immediately preceding the conversion date.
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
Under the current financial covenants of the Global Credit Facilities, the ratio of Harley-Davidson Financial Services Inc.’s consolidated debt, excluding secured debt, to Harley-Davidson Financial Services Inc.’s consolidated allowance for credit losses on finance receivables plus Harley-Davidson Financial Services Inc.’s consolidated shareholders' equity, excluding accumulated other comprehensive loss (AOCL), cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of Harley-Davidson Financial Services Inc. and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL) cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2023 and 2022, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.

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
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company's ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or natural disasters and longer shipping times and increased logistics costs; (c) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (d) maintain and enhance the value of the Harley-Davidson brand; (e) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) competition; and (iii) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023; (f) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (g) successfully carry out its global manufacturing and assembly operations; (h) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (i) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (j) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (k) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) prevent, detect and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) continue to manage the relationships and agreements that the Company has with its labor unions, including the successful negotiations of key agreements that will expire March 31, 2024, to help drive long-term competitiveness; (o) successfully manage and reduce costs throughout the business; (p) manage risks related to a resurgence of the COVID-19 pandemic, emergence of a new pandemic, epidemic, disease outbreak or other public health crises, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (q) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (r) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (ii) the denial of the Company’s application for temporary relief from the effect of the revocation of the BOI decisions; (s) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner and that meet or exceed customers' expectations; (t) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (u) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company’s ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the incremental tariffs on motorcycles imported into the EU from the U.S., which was extended to March

31, 2025; (v) accurately predict the margins of its segments in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (w) successfully maintain a manner in which to sell motorcycles in China and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (x) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (y) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (z) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (aa) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (bb) prevent a cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding cybersecurity and data privacy; (cc) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (dd) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (ee) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (ff) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (gg) manage its exposure to product liability claims and commercial or contractual disputes; (hh) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; and (ii) optimize capital allocation in light of the Company's capital allocation priorities.
The Company’s ability to sell its motorcycles and related products and services and to meet its financial expectations also depends on the ability of the Company’s dealers to sell its motorcycles and related products and services to retail customers. The Company depends on the capability and financial capacity of its dealers to develop and implement effective retail sales plans to create demand for the motorcycles and related products and services they purchase from the Company. In addition, the Company’s dealers and distributors may experience difficulties in operating their businesses and selling Harley-Davidson motorcycles and related products and services as a result of weather, economic conditions, or other factors.
In recent years, HDFS experienced historically low levels of retail credit losses, but credit losses have been normalizing to higher levels in recent quarters. Further, the Company believes that HDFS's retail credit losses will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS’s efforts to adjust underwriting criteria based on market and economic conditions and the actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses.
The Company's operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or other factors. Refer to “Risk Factors” under Item 1.A of this report for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
HDMC Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. At December 31, 2023 and 2022, the notional U.S. dollar value of outstanding foreign currency contracts was $540.1 million and $550.2 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S.

dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $54.6 million and $55.8 million as of December 31, 2023 and 2022, respectively.
The Company purchases commodities for use in the production of motorcycles. As a result, HDMC segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2023, the notional value of these instruments was $6.3 million and the fair value was a net liability of $0.5 million. As of December 31, 2022, the notional value of these instruments was $12.2 million and the fair value was a net asset of $0.4 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.
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
HDFS Segment
The Company has interest rate-sensitive financial instruments including finance receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company periodically utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its floating-rate asset-backed securitization transactions. HDFS had an interest rate cap with a notional value of $617.9 million outstanding at December 31, 2023 and interest rate caps with a notional value of $1.10 billion outstanding at December 31, 2022. At December 31, 2023 and 2022, HDFS estimated that a 10% decrease in interest rates would not result in a material change to the fair value of the interest rate cap agreements.
The Company also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates that it does not hedge. The Company estimates that a one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities as of December 31, 2023 would increase Financial services interest expense by approximately $11.9 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, the Company may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At December 31, 2023, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. The Company had cross-currency swaps outstanding with a notional value of $1.42 billion at December 31, 2023 and cross-currency swaps outstanding with a notional value of $1.4 billion at December 31, 2022. The Company estimates that a 10% adverse change in the underlying foreign currency exchange rate and interest rate would result in a $144.6 million and $130.0 million decrease in the fair value of the swap agreements as of December 31, 2023 and 2022, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Credit Losses - Retail Finance Receivables
Description of the Matter
The Company’s retail receivable portfolio totaled $6.8 billion as of December 31, 2023, and the associated allowance for credit losses (ACL) was $367.0 million. As discussed in Note 6 to the consolidated financial statements, the Company utilizes a vintage-based loss forecast methodology to measure the expected lifetime credit losses of retail finance receivables. Economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions. To establish the economic forecasts, management considers various third-party economic forecast scenarios and applies a probability-weighting to those economic forecast scenarios. For periods beyond the Company’s incorporated economic forecasts, the Company reverts to its average historical loss experience using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
Auditing management’s estimate of the ACL for retail finance receivables was especially challenging due to the complexity of management’s retail receivables loss forecasting models and subjective management assumptions applied in determining the probability-weighting of its economic forecasts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the ACL process. These procedures included testing controls over management’s review of key assumptions such as the economic forecasts, the monitoring of the ACL models, and the completeness and accuracy of key inputs used in the ACL models.
To test the ACL, our audit procedures included, among others, evaluating the Company’s loss forecasting models, the economic forecasts considered by management, and the underlying data used in the models. We involved our internal specialist to assist with our reperformance of targeted model loss calculations for a sample of loans. We evaluated management’s judgments in probability-weighting different third-party economic forecast scenarios and compared management’s economic forecasts to other available information for contrary or corroborative evidence. In addition, we reviewed the Company’s historical loss statistics, peer information, and subsequent events and considered whether this information corroborates or contradicts management’s measurement of the ACL.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1982
Milwaukee, Wisconsin
February 23, 2024

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2023, 2022 and 2021
(In thousands, except per share amounts)

	2023	2022	2021
Revenue:
Motorcycles and related products	$4,882,892	$4,934,505	$4,540,240
Financial services	953,586	820,625	796,068
	5,836,478	5,755,130	5,336,308
Costs and expenses:
Motorcycles and related products cost of goods sold	3,322,306	3,403,728	3,243,287
Financial services interest expense	332,380	217,653	192,944
Financial services provision for credit losses	227,158	145,133	25,049
Selling, administrative and engineering expense	1,175,550	1,079,338	1,051,589
	5,057,394	4,845,852	4,512,869
Operating income	779,084	909,278	823,439
Other income, net	71,808	48,652	20,076
Investment income	46,771	4,538	6,694
Interest expense	30,787	31,235	30,972
Income before income taxes	866,876	931,233	819,237
Income tax provision	171,830	192,019	169,213
Net income	695,046	739,214	650,024
Less: Loss attributable to noncontrolling interests	11,540	2,194	—
Net income attributable to Harley-Davidson, Inc.	$706,586	$741,408	$650,024
Earnings per share:
Basic	$4.96	$5.01	$4.23
Diluted	$4.87	$4.96	$4.19
Cash dividends per share	$0.66	$0.63	$0.60
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Net income	$695,046	$739,214	$650,024
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,532	(35,870)	(36,812)
Derivative financial instruments	3,839	(8,435)	44,111
Pension and postretirement benefit plans	21,596	(56,705)	235,199
	36,967	(101,010)	242,498
Comprehensive income	732,013	638,204	892,522
Less: Comprehensive loss attributable to noncontrolling interests	11,540	$2,194	$—
Comprehensive income attributable to Harley-Davidson, Inc.	$743,553	$640,398	$892,522
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(In thousands)

	2023	2022
ASSETS
Cash and cash equivalents	$1,533,806	$1,433,175
Accounts receivable, net	267,200	252,225
Finance receivables, net of allowance of $67,035 and $62,488	2,113,729	1,782,631
Inventories, net	929,951	950,960
Restricted cash	104,642	135,424
Other current assets	214,401	196,238
Current assets	5,163,729	4,750,653
Finance receivables, net of allowance of $314,931 and $296,223	5,384,536	5,355,807
Property, plant and equipment, net	731,724	689,886
Pension and postretirement assets	413,107	320,133
Goodwill	62,696	62,090
Deferred income taxes	161,184	135,041
Lease assets	69,650	43,931
Other long-term assets	153,928	134,935
	$12,140,554	$11,492,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$349,162	$378,002
Accrued liabilities	646,859	620,945
Short-term deposits, net	253,309	79,710
Short-term debt	878,935	770,468
Current portion of long-term debt, net	1,255,999	1,684,782
Current liabilities	3,384,264	3,533,907
Long-term deposits, net	194,473	237,665
Long-term debt, net	4,990,586	4,457,052
Lease liabilities	51,848	26,777
Pension and postretirement liabilities	59,772	67,955
Deferred income taxes	33,514	29,528
Other long-term liabilities	173,802	232,784
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock (Note 4)	1,712	1,704
Additional paid-in-capital	1,752,435	1,688,159
Retained earnings	3,100,925	2,490,649
Accumulated other comprehensive loss	(304,962)	(341,929)
Treasury stock, at cost (Note 4)	(1,297,302)	(935,064)
Total Harley-Davidson, Inc. shareholders' equity	3,252,808	2,903,519
Noncontrolling interest	(513)	3,289
Total equity	3,252,295	2,906,808
	$12,140,554	$11,492,476

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2023 and 2022
(In thousands)

	2023	2022
Balances held by consolidated variable interest entities (Note 11)
Finance receivables, net - current	$533,262	$559,651
Other assets	$8,785	$9,805
Finance receivables, net - non-current	$1,934,113	$2,317,956
Restricted cash - current and non-current	$110,580	$141,128
Current portion of long-term debt, net	$577,203	$619,683
Long-term debt, net	$1,533,423	$1,825,525
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Net cash provided by operating activities (Note 5)	$754,887	$548,461	$975,701
Cash flows from investing activities:
Capital expenditures	(207,404)	(151,669)	(120,181)
Origination of finance receivables	(3,873,542)	(4,558,834)	(4,243,710)
Collections of finance receivables	3,570,822	3,935,001	3,902,304
Other investing activities	(2,180)	2,491	2,140
Net cash used by investing activities	(512,304)	(773,011)	(459,447)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	1,446,304	495,785	—
Repayments of medium-term notes	(1,056,680)	(950,000)	(1,400,000)
Proceeds from securitization debt	1,045,547	1,826,891	1,169,910
Repayments of securitization debt	(1,193,526)	(1,442,860)	(1,340,638)
Borrowings of asset-backed commercial paper	42,429	448,255	98,863
Repayments of asset-backed commercial paper	(237,370)	(302,922)	(261,367)
Net increase (decrease) in unsecured commercial paper	107,146	16,003	(260,250)
Net increase in deposits	129,855	26,605	210,112
Dividends paid	(96,310)	(93,180)	(92,426)
Repurchase of common stock	(363,987)	(338,627)	(11,623)
Cash received from business combination	—	114,068	—
Other financing activities	1,946	(1,985)	2,488
Net cash used by financing activities	(174,646)	(201,967)	(1,884,931)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,697	(19,525)	(15,272)
Net increase (decrease) in cash, cash equivalents and restricted cash	$69,634	$(446,042)	$(1,383,949)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,579,177	$2,025,219	$3,409,168
Net increase (decrease) in cash, cash equivalents and restricted cash	69,634	(446,042)	(1,383,949)
Cash, cash equivalents and restricted cash, end of period	$1,648,811	$1,579,177	$2,025,219

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,533,806	$1,433,175	$1,874,745
Restricted cash	104,642	135,424	128,935
Restricted cash included in Other long-term assets	10,363	10,578	21,539
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,648,811	$1,579,177	$2,025,219
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2023, 2022 and 2021
(In thousands, except share and per share amounts)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2020	168,503,526	$1,685	$1,507,706	$1,284,823	$(483,417)	$(588,012)	$1,722,785	$—	$1,722,785
Net income	—	—	—	650,024	—	—	650,024	—	650,024
Other comprehensive income, net of tax (Note 17)	—	—	—	—	242,498	—	242,498	—	242,498
Dividends ($0.60 per share)	—	—	—	(92,426)	—	—	(92,426)	—	(92,426)
Repurchase of common stock	—	—	—	—	—	(11,623)	(11,623)	—	(11,623)
Share-based compensation	861,160	9	39,305	—	—	2,672	41,986	—	41,986
Balance, December 31, 2021	169,364,686	1,694	1,547,011	1,842,421	(240,919)	(596,963)	2,553,244	—	2,553,244
Net income	—	—	—	741,408	—	—	741,408	(2,194)	739,214
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(101,010)	—	(101,010)	—	(101,010)
Dividends ($0.63 per share)	—	—	—	(93,180)	—	—	(93,180)	—	(93,180)
Repurchase of common stock	—	—	—	—	—	(338,627)	(338,627)	—	(338,627)
Share-based compensation	1,035,526	10	48,019	—	—	526	48,555	565	49,120
LiveWire business combination	—	—	93,129	—	—	—	93,129	4,918	98,047
Balance, December 31, 2022	170,400,212	1,704	1,688,159	2,490,649	(341,929)	(935,064)	2,903,519	3,289	2,906,808
Net income	—	—	—	706,586	—	—	706,586	(11,540)	695,046
Other comprehensive income, net of tax (Note 17)	—	—	—	—	36,967	—	36,967	—	36,967
Dividends ($0.66 per share)	—	—	—	(96,310)	—	—	(96,310)	—	(96,310)
Repurchase of common stock	—	—	—	—	—	(367,191)	(367,191)	—	(367,191)
Share-based compensation	818,428	8	64,276	—	—	4,953	69,237	7,738	76,975
Balance, December 31, 2023	171,218,640	$1,712	$1,752,435	$3,100,925	$(304,962)	$(1,297,302)	$3,252,808	$(513)	$3,252,295

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
On September 26, 2022, the Company's electric motorcycle subsidiary completed a merger with AEA-Bridges Impact Corp. (ABIC), a special purpose acquisition company, to create a new publicly traded company, LiveWire Group, Inc. LiveWire Group, Inc. received net proceeds of approximately $294 million, including a $180 million investment from the Company, net of transaction expenses, a $100 million investment from an independent investor, and a $14 million investment from ABIC. The Company has a controlling equity interest in LiveWire Group, Inc. As the controlling shareholder, the Company consolidates LiveWire Group, Inc. results with additional adjustments to recognize non-controlling shareholder interests.
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain resulting from foreign currency remeasurements was $14.7 million, $26.2 million, and $22.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Accounts Receivable, net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $2.1 million and $2.9 million as of December 31, 2023 and 2022, respectively. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed through HDFS by the purchasing dealers and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories totaling $447.5 million and $425.0 million at December 31, 2023 and 2022, respectively, are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
Repossessed Inventory – Repossessed inventory representing recovered collateral on impaired finance receivables is recorded at the lower of cost or net realizable value through a fair value remeasurement. In the period during which the collateral is repossessed, the related finance receivable is adjusted through a change to the allowance for credit losses and reclassified to repossessed inventory, included in Other current assets on the Consolidated balance sheets.

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
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2023 and 2022, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Asset groups classified as held for sale are measured at the lower of carrying amount or fair value less cost to sell, and a loss is recognized for any initial adjustment required to reduce the carrying amount to the fair value less cost to sell in the period the held for sale criteria are met. The fair value less cost to sell is assessed each reporting period that the asset group remains classified as held for sale. Gains or losses not previously recognized resulting from the sale of an asset group will be recognized on the date of sale.
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
Refer to Notes 12 and 14 for further discussion regarding the Company's assets measured at fair value.
Research and Development Expenses – Expenditures for research activities relating to product development and improvements are charged against income as incurred and included within Selling, administrative and engineering expense on the Consolidated statements of operations. Research and development expenses were $159.3 million, $158.6 million and $175.1 million for 2023, 2022 and 2021, respectively.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During 2023, 2022 and 2021, the Company incurred $131.0 million, $105.6 million and $107.6 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of Motorcycles and related products cost of goods sold.

New Accounting Standards
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance is effective for the fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-07 will have on the Company's consolidated financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-09 will have on the Company's consolidated financial statement disclosures.
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

Disaggregated revenue by major source was as follows for the years ended December 31 (in thousands):

	2023	2022	2021
HDMC:
Motorcycles	$3,798,977	$3,787,484	$3,468,689
Parts and accessories	698,095	731,645	$740,893
Apparel	244,333	271,107	$228,011
Licensing	28,599	39,423	$37,790
Other	74,590	58,013	$29,051
	4,844,594	4,887,672	$4,504,434
LiveWire	38,298	46,833	$35,806
Motorcycles and related products revenue	4,882,892	4,934,505	$4,540,240

HDFS:
Interest income	802,078	693,615	$671,708
Other	151,508	127,010	$124,360
Financial services revenue	953,586	820,625	$796,068
	$5,836,478	$5,755,130	$5,336,308
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
Other – Other revenue consists primarily of revenue from membership sales, museum admissions and events, and other miscellaneous products and services.
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
Other Income – Other income consists primarily of insurance and licensing revenues. HDFS works with certain unaffiliated third parties to offer motorcycle insurance and voluntary protection products through most dealers in the U.S. and Canada. HDFS also works with third-party financial institutions that issue credit cards or offer other financial products bearing the Harley-Davidson brand in the U.S. and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 4 years. The Company is the primary obligor for certain other voluntary protection product contracts and as a result, revenue is recognized over the life of the contract as the Company fulfills its performance obligation.
Contract Liabilities
The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of memberships, loyalty points earned under membership programs and certain insurance-related contracts. Contract liabilities are recognized as revenue as the Company performs under the contract. Contract liabilities, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, were as follows as of December 31 (in thousands):

	2023	2022
Balance, beginning of period	$44,100	$40,092
Balance, end of period	$47,091	$44,100
Previously deferred contract liabilities recognized as revenue in 2023 and 2022 were $26.7 million and $27.5 million, respectively. The Company expects to recognize approximately $23.4 million of the remaining unearned revenue in 2024 and $23.7 million thereafter.

3. Income Taxes
Income tax provision (benefit) for the years ended December 31, consists of the following (in thousands):

	2023	2022	2021
Current:
Federal	$125,875	$139,423	$134,111
State	22,340	20,367	14,508
Foreign	53,674	48,165	28,266
	201,889	207,955	176,885
Deferred:
Federal	(18,781)	(12,313)	(2,169)
State	(6,209)	(7,761)	(3,795)
Foreign	(5,069)	4,138	(1,708)
	(30,059)	(15,936)	(7,672)
	$171,830	$192,019	$169,213
The components of Income before income taxes for the years ended December 31, were as follows (in thousands):

	2023	2022	2021
Domestic	$614,713	$750,793	$698,578
Foreign	252,163	180,440	120,659
	$866,876	$931,233	$819,237
Income tax provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the years ended December 31, due to the following items (in thousands):

	2023	2022	2021
Provision at statutory rate	$182,044	$195,553	$172,040
State taxes, net of federal benefit	21,659	19,223	16,568
Foreign rate differential	7,887	3,620	4,303
Foreign derived intangible income	(8,669)	(8,187)	—
Research and development credit	(23,130)	(18,809)	(8,046)
Unrecognized tax benefits including interest and penalties	(9,210)	(11,793)	(6,554)
Valuation allowance adjustments	7,345	6,714	(1,928)
State credits	(8,035)	(6,954)	(5,403)
Global intangible low-taxed income	474	1,607	1,143
Return to provision adjustments	1,057	(6,318)	(8,500)
Executive compensation limitation	8,712	4,893	3,104
Other foreign inclusions	1,563	16,562	34
Tax incentives	(12,996)	(7,202)	(1,307)
Other	3,129	3,110	3,759
Income tax provision	$171,830	$192,019	$169,213
The 2017 Tax Cuts and Jobs Act subjects U.S. shareholders to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which a company can elect to either recognize deferred taxes or to provide tax expense in the year incurred. The Company has elected to account for GILTI in the year the tax is incurred.
The Company qualifies for certain tax holidays in Thailand if certain employment and manufacturing criteria are met. The impact of the tax holiday decreased foreign taxes by $13.0 million and $7.2 million in 2023 and 2022, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.09 and $0.04 in 2023 and 2022, respectively.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2023	2022
Deferred income tax assets:
Accruals not yet tax deductible	$152,288	$133,349
Stock compensation	12,995	11,616
Net operating loss and research & development tax credit carryforwards	68,809	63,517
Amortization of research and experimental costs	78,169	43,034
Other	66,749	55,800
	379,010	307,316
Valuation allowance	(48,516)	(40,878)
	330,494	266,438
Deferred income tax liabilities:
Depreciation, tax in excess of book	(57,641)	(49,889)
Pension and postretirement healthcare plan obligations	(82,682)	(58,843)
Withholding tax	(29,904)	(23,632)
Other	(32,597)	(28,561)
	(202,824)	(160,925)
	$127,670	$105,513
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
The Company's gross state net operating loss carryforwards were as follows at December 31 (in thousands):

Year of Expiration	2023	2022
2031	$238,682	$219,726
2032	12	24
2033	46	46
2034	108	109
2035	1,085	553
2036	60	60
2037	187	195
2038	824	820
2039	11,285	9,375
2040	34,354	31,879
2041	2,135	2,135
2042	347	458
Indefinite	7,280	2,923
	$296,405	$268,303
The Company also had Wisconsin research and development credit carryforwards of $53.2 million at December 31, 2023, expiring in 2025-2038.
At December 31, 2023, the Company had a deferred tax asset of $59.3 million related to its state net operating loss and Wisconsin research and development credit carryforwards and a deferred tax asset of $9.5 million related to foreign net operating losses.

The Company's valuation allowance was $48.5 million at December 31, 2023 and included $32.7 million related to state net operating loss and Wisconsin research and development credit carryforwards, $7.8 million related to foreign net operating loss carryforwards and $8.0 million related to other deferred tax assets. The change in the valuation allowance from prior year included an increase of $7.3 million related to state net operating loss and Wisconsin research and development credit carryforwards and an increase of $0.3 million related to foreign operations.
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax provision (benefit). Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2023	2022
Unrecognized tax benefits, beginning of period	$32,029	$44,856
Increase in unrecognized tax benefits for tax positions taken in a prior period	3,159	373
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(10,444)	(8,885)
Increase in unrecognized tax benefits for tax positions taken in the current period	870	3,158
Statute lapses	—	(2,753)
Settlements with taxing authorities	(7,400)	(4,720)
Unrecognized tax benefits, end of period	$18,214	$32,029
The amount of unrecognized tax benefits as of December 31, 2023 and 2022 that, if recognized, would affect the effective tax rate was $16.5 million and $27.1 million, respectively.
The total gross amount of benefit related to interest and penalties associated with unrecognized tax benefits recognized during 2023, 2022 and 2021 in the Consolidated statements of operations was $8.7 million, $5.6 million and $2.6 million, respectively.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2023 and 2022 in the Consolidated balance sheets was $8.6 million and $17.4 million, respectively.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2024. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2019 or for U.S. federal income taxes before 2020. In all other jurisdictions, tax periods prior to 2017 are closed.
4. Capital Stock and Earnings Per Share
Capital Stock – The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding. The Company's common stock has a par value of $0.01 per share. Share information regarding the Company's common stock at December 31, was as follows:

	2023	2022
Common stock shares:
Authorized	800,000,000	800,000,000
Issued	171,218,640	170,400,212
Outstanding	136,312,009	145,862,632

Treasury stock shares	34,906,631	24,537,580
Discretionary share repurchases were $350.0 million or 10.2 million shares and $324.5 million or 8.4 million shares during the years ended December 31, 2023 and 2022, respectively. There were no discretionary share repurchases during the year ended December 31, 2021. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units (RSUs) and performance shares were $14.0 million or 0.3 million shares, $14.2 million or 0.4 million shares, and $11.6 million or 0.3 million shares during the years ended December 31, 2023, 2022 and 2021, respectively, as discussed further in Note 16.
The Company paid cash dividends of $0.66, $0.63, and $0.60 per share during the years ended December 31, 2023, 2022, and 2021, respectively.
Earnings Per Share – The computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands except per share amounts):

	2023	2022	2021
Net income attributable to Harley-Davidson, Inc.	$706,586	$741,408	$650,024

Basic weighted-average shares outstanding	142,378	148,012	153,747
Effect of dilutive securities – employee stock compensation plan	2,725	1,339	1,233
Diluted weighted-average shares outstanding	145,103	149,351	154,980
Earnings per share:
Basic	$4.96	$5.01	$4.23
Diluted	$4.87	$4.96	$4.19
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.0 million, 1.9 million and 0.5 million shares during 2023, 2022 and 2021, respectively.
5. Additional Balance Sheet and Cash Flow Information
Investments in marketable securities consisted of the following at December 31 (in thousands):

	2023	2022
Mutual funds	$34,079	$33,071
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net consisted of the following as of December 31 (in thousands):

	2023	2022
Raw materials and work in process	$389,221	$331,380
Motorcycle finished goods	514,964	549,041
Parts and accessories and apparel	150,844	187,039
Inventory at lower of FIFO cost or net realizable value	1,055,029	1,067,460
Excess of FIFO over LIFO cost	(125,078)	(116,500)
	$929,951	$950,960
Inventory obsolescence reserves deducted from FIFO cost were $110.2 million and $84.6 million as of December 31, 2023 and 2022, respectively.

Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2023	2022
Land and related improvements	$66,939	$71,360
Buildings and related improvements	431,215	411,859
Machinery and equipment	1,491,448	1,507,224
Software	722,213	705,013
Construction in progress	243,010	189,492
	2,954,825	2,884,948
Accumulated depreciation	(2,223,101)	(2,195,062)
	$731,724	$689,886
Software, net of accumulated amortization, included in Property, plant and equipment, net, was $75.3 million and $59.2 million as of December 31, 2023 and 2022, respectively.
Accrued liabilities consisted of the following as of December 31 (in thousands):

	2023	2022
Payroll, employee benefits and related expenses	$101,955	$108,980
Sales incentive programs	116,167	50,298
Warranty and recalls	41,375	46,707
Interest	84,313	55,670
Tax-related accruals	38,219	51,730
Contract liability	23,357	17,615
Leases	18,685	16,208
Fair value of derivative financial instruments	12,806	26,022
Other	209,982	247,715
	$646,859	$620,945
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $447.8 million and $317.4 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2023 and December 31, 2022, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of December 31, 2023 were as follows (in thousands):

2024	$253,720
2025	61,002
2026	79,678
2027	54,158
Thereafter	—
Future maturities	448,558
Unamortized fees	(776)
$447,782

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities for the years ended December 31, was as follows (in thousands):

	2023	2022	2021
Cash flows from operating activities:
Net income	$695,046	$739,214	$650,024
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	158,112	151,942	165,185
Amortization of deferred loan origination costs	85,018	94,914	86,115
Amortization of financing origination fees	13,208	15,105	13,810
Provision for long-term employee benefits	(67,624)	(21,891)	8,317
Employee benefit plan contributions and payments	(5,736)	(14,320)	(17,133)
Stock compensation expense	82,901	54,353	42,156
Net change in wholesale finance receivables related to sales	(387,743)	(198,623)	89,001
Provision for credit losses	227,158	145,133	25,049
Deferred income taxes	(30,059)	(15,936)	(7,672)
Other, net	(39,713)	(13,027)	(9,985)
Changes in current assets and liabilities:
Accounts receivable, net	(11,443)	(82,385)	(53,463)
Finance receivables – accrued interest and other	(339)	414	13,316
Inventories, net	21,257	(254,170)	(207,550)
Accounts payable and accrued liabilities	28,570	4,503	173,548
Other current assets	(13,726)	(56,765)	4,983
	59,841	(190,753)	325,677
Net cash provided by operating activities	$754,887	$548,461	$975,701
Cash paid during the years ended December 31, for interest and income taxes was as follows (in thousands):

	2023	2022	2021
Interest	$290,467	$231,651	$191,663
Income taxes	$237,658	$244,374	$155,579
6. Finance Receivables
Finance receivables include both retail and wholesale finance receivables, including amounts held by consolidated VIEs. Finance receivables are recorded in the financial statements at amortized cost net of an allowance for credit losses.
The Company provides retail financial services to customers of its dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts and are primarily related to dealer sales of motorcycles to retail customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of both December 31, 2023 and 2022, approximately 11% and 10% of gross outstanding retail finance receivables were originated in Texas and California, respectively. There were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
The Company offers wholesale financing to its dealers in the U.S. and Canada. Wholesale finance receivables are related primarily to the Company's sale of motorcycles and related parts and accessories to dealers. Wholesale loans to dealers are generally secured by financed inventory or property.

Finance receivables, net at December 31, were as follows (in thousands):

	2023	2022
Retail finance receivables:
United States	$6,657,998	$6,582,316
Canada	160,701	165,885
	6,818,699	6,748,201
Wholesale finance receivables:
United States	1,016,815	724,126
Canada	44,717	24,822
	1,061,532	748,948
	7,880,231	7,497,149
Allowance for credit losses	(381,966)	(358,711)
	$7,498,265	$7,138,438
Approved but unfunded retail finance loans totaled $223.2 million and $189.1 million at December 31, 2023 and 2022, respectively. Unused lines of credit extended to the Company's wholesale finance customers totaled $1.34 billion and $1.44 billion at December 31, 2023 and 2022, respectively.
Wholesale finance receivables are generally contractually due within one year. As of December 31, 2023, contractual maturities of total finance receivables were as follows (in thousands):

	United States	Canada	Total
2024	$2,103,636	$77,128	$2,180,764
2025	1,249,110	34,413	1,283,523
2026	1,418,130	37,726	1,455,856
2027	1,514,263	41,359	1,555,622
2028	1,103,316	14,792	1,118,108
Thereafter	286,358	—	286,358
	$7,674,813	$205,418	$7,880,231
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of 2023, the Company's probability weighting of its economic forecast scenarios was weighted towards a near-term recession given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels and muted consumer confidence.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance for credit losses balance. These factors include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, and changes in other portfolio-specific loan characteristics as well as current loss experience. During the year ended December 31, 2023, the Company experienced increased retail credit losses driven by several factors connected to the macro-economic environment and the related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company experienced downward pressure on recovery values at auction during the year-ended December 31, 2023.
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
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31, were as follows (in thousands):

	2023
	Retail	Wholesale	Total
Balance, beginning of period	$345,275	$13,436	$358,711
Provision for credit losses	225,665	1,493	227,158
Charge-offs	(263,915)	—	(263,915)
Recoveries	60,012	—	60,012
Balance, end of period	$367,037	$14,929	$381,966

	2022
	Retail	Wholesale	Total
Balance, beginning of period	$326,320	$13,059	$339,379
Provision for credit losses	144,756	377	145,133
Charge-offs	(176,718)	—	(176,718)
Recoveries	50,917	—	50,917
Balance, end of period	$345,275	$13,436	$358,711

	2021
	Retail	Wholesale	Total
Balance, beginning of period	$371,738	$19,198	$390,936
Provision for credit losses	31,338	(6,289)	25,049
Charge-offs	(122,637)	—	(122,637)
Recoveries	45,881	150	46,031
Balance, end of period	$326,320	$13,059	$339,379

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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$1,066,321	$729,339	$376,474	$151,004	$70,627	$27,013	$2,420,778
Prime	1,173,463	993,417	584,305	259,995	139,011	78,880	3,229,071
Sub-prime	333,099	275,964	189,688	101,437	63,393	44,568	1,008,149
	2,572,883	1,998,720	1,150,467	512,436	273,031	150,461	6,657,998
Canadian Retail:
Super prime	48,705	31,733	17,744	9,241	4,521	1,524	113,468
Prime	13,764	11,434	7,336	4,390	2,728	1,838	41,490
Sub-prime	1,846	1,546	739	817	525	270	5,743
	64,315	44,713	25,819	14,448	7,774	3,632	160,701
	$2,637,198	$2,043,433	$1,176,286	$526,884	$280,805	$154,093	$6,818,699
Current YTD period gross charge-offs:
US Retail	$20,047	$102,387	$74,212	$30,896	$18,088	$14,655	$260,285
Canadian Retail	527	1,004	866	472	278	483	3,630
	$20,574	$103,391	$75,078	$31,368	$18,366	$15,138	$263,915

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
U.S. Retail:
Super prime	$1,118,198	$612,890	$276,492	$159,550	$69,652	$26,701	$2,263,483
Prime	1,433,141	887,817	425,401	260,458	135,454	79,611	3,221,882
Sub-prime	420,660	298,153	164,946	108,372	57,993	46,827	1,096,951
	2,971,999	1,798,860	866,839	528,380	263,099	153,139	6,582,316
Canadian Retail:
Super prime	49,033	30,090	17,553	12,215	4,975	1,527	115,393
Prime	16,094	10,705	7,283	5,098	3,068	1,787	44,035
Sub-prime	2,223	1,402	1,173	869	475	315	6,457
	67,350	42,197	26,009	18,182	8,518	3,629	165,885
	$3,039,349	$1,841,057	$892,848	$546,562	$271,617	$156,768	$6,748,201
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
The amortized cost of wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	10,934	258	—	—	5	—	11,197
Special Mention	641	30	—	—	—	—	671
Medium Risk	2,905	—	—	—	—	—	2,905
Low Risk	961,519	66,757	5,107	4,962	7,786	628	1,046,759
	$975,999	$67,045	$5,107	$4,962	$7,791	$628	$1,061,532

	December 31, 2022
	2022	2021	2020	2019	2018	2017 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	714,238	11,478	6,646	8,457	7,938	191	748,948
	$714,238	$11,478	$6,646	$8,457	$7,938	$191	$748,948

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. The Company reverses accrued interest related to charged-off accounts against interest income when the account is charged-off. The Company reversed $27.5 million and $19.1 million of accrued interest against interest income during the years ended December 31, 2023 and 2022, respectively. Due to the timely write-off of accrued interest, the Company made the election provided under ASC Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of December 31, 2023 and 2022, all retail finance receivables were accounted for as interest-earning receivables, of which $67.3 million and $62.0 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off wholesale accounts during 2023 or 2022. As such, the Company did not reverse any wholesale accrued interest. There were no dealers on non-accrual status at December 31, 2023 or December 31, 2022.
The aging analysis of finance receivables at December 31, was as follows (in thousands):

	2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,516,342	$168,027	$67,033	$67,297	$302,357	$6,818,699
Wholesale finance receivables	1,060,561	763	25	183	971	1,061,532
	$7,576,903	$168,790	$67,058	$67,480	$303,328	$7,880,231

	2022
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,473,462	$152,343	$60,446	$61,950	$274,739	$6,748,201
Wholesale finance receivables	748,682	222	44	—	266	748,948
	$7,222,144	$152,565	$60,490	$61,950	$275,005	$7,497,149
The recorded investment of retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31, was as follows (in thousands):

	2023	2022
United States	$66,119	$60,945
Canada	1,361	1,005
	$67,480	$61,950
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of December 31, 2023 and December 31, 2022. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill in the HDMC and LiveWire segments for the years ended December 31, was as follows (in thousands):

	2023
	HDMC	LiveWire	Total
Balance, beginning of period	$53,763	$8,327	$62,090
Currency translation	606	—	606
Balance, end of period	$54,369	$8,327	$62,696

	2022
	HDMC	LiveWire	Total
Balance, beginning of period	$54,850	$8,327	$63,177
Currency translation	(1,087)	—	(1,087)
Balance, end of period	$53,763	$8,327	$62,090
The HDFS segment had no goodwill at December 31, 2023 or December 31, 2022.
Intangible assets, excluding goodwill, consist primarily of customer relationships and trademarks with useful lives ranging from 3 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets are recorded in Other long-term assets on the Consolidated balance sheets. Intangible assets at December 31, were as follows (in thousands):

	2023	2022
Gross carrying amount	$12,475	$10,864
Accumulated amortization	(5,447)	(4,472)
	$7,028	$6,392
Amortization of intangible assets, excluding goodwill, recorded in Selling, administrative and engineering expense on the Consolidated statements of operations was $0.9 million, $0.8 million and $0.4 million for 2023, 2022 and 2021, respectively. Future amortization of the Company's intangible assets as of December 31, 2023 is as follows (in thousands):

2024	$1,157
2025	1,105
2026	1,024
2027	622
2028	622
Thereafter	2,498
$7,028

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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, Canadian dollar and Mexican peso. The Company's foreign currency exchange contracts generally have maturities of less than one year.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815, at December 31, were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	2023			2022
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$540,088	$3,529	$9,194	$550,160	$6,054	$13,440
Commodity contracts	642	—	134	1,361	—	410
Cross-currency swaps	1,420,560	15,080	3,160	1,367,460	—	36,101
	$1,961,290	$18,609	$12,488	$1,918,981	$6,054	$49,951
	Derivative Financial Instruments Not Designated as Hedging Instruments
	2023			2022
	Notional Value	Assets(c)	Liabilities(b)	Notional Value	Assets(c)	Liabilities(b)
Commodity contracts	5,637	—	318	10,803	310	310
Interest rate caps	617,859	464	—	1,058,827	2,373	—
	$623,496	$464	$318	$1,069,630	$2,683	$310
(a)Includes $15.1 million of cross-currency swaps recorded in Other long-term assets as of December 31, 2023 with all remaining amounts recorded in Other current assets.
(b)Includes $24.2 million of cross-currency swaps recorded in Other long-term liabilities as of December 31, 2022 with all remaining amounts recorded in Accrued liabilities.
(c)Includes $0.5 million and $2.4 million of interest rate caps recorded in Other Long-term assets as of December 31, 2023 and December 31, 2022, respectively, with all remaining amounts recorded in Other current assets.

 The amount of gains and losses related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Gain/(Loss) Recognized in OCI			Gain/(Loss) Reclassified from AOCL into Income
	2023	2022	2021	2023	2022	2021
Foreign currency contracts	$1,859	$26,093	$29,602	$1,301	$46,077	$(12,531)
Commodity contracts	(654)	312	345	(930)	703	313
Cross-currency swaps	48,019	(71,172)	(103,551)	43,812	(79,952)	(115,200)
Treasury rate lock contracts	1,139	—	—	(53)	(426)	(502)
Interest rate swaps	—	—	397	—	—	(2,689)
Swap rate lock contracts	(1,780)	—	—	(452)	—	—
	$48,583	$(44,767)	$(73,207)	$43,678	$(33,598)	$(130,609)
The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,322,306	$1,175,550	$30,787	$332,380

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$1,301	$—	$—	$—
Commodity contracts	$(930)	$—	$—	$—
Cross-currency swaps	$—	$43,812	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$310
Swap rate lock contracts	$—	$—	$—	$(452)
	2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,403,728	$1,079,338	$31,235	$217,653

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$46,077	$—	$—	$—
Commodity contracts	$703	$—	$—	$—
Cross-currency swaps	$—	$(79,952)	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$(63)
	2021
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,243,287	$1,051,589	$30,972	$192,944

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(12,531)	$—	$—	$—
Commodity contracts	$313	$—	$—	$—
Cross-currency swaps	$—	$(115,200)	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$(139)
Interest rate swaps	$—	$—	$—	$(2,689)

 The amount of net gain included in Accumulated other comprehensive loss (AOCL) at December 31, 2023, estimated to be reclassified into income over the next 12 months was $23.2 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments as of December 31 were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles and related products cost of goods sold. Gains and losses on interest rate caps were recorded in Selling, administrative & engineering expense.

	Amount of Gain/(Loss) Recognized in Income
	2023	2022	2021
Foreign currency contracts	$125	$7,730	$(2,374)
Commodity contracts	(1,426)	1,264	1,966
Interest rate caps	(1,908)	530	313
	$(3,209)	$9,524	$(95)
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
Operating lease expense for the years ended December 31, 2023, 2022, and 2021 was $26.0 million, $25.3 million, and $24.9 million, respectively. This includes variable lease costs related to assets used in manufacturing and distribution processes of approximately $3.2 million, $3.3 million, and $4.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Other variable and short-term lease costs were not material.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2023	2022
Lease assets	$69,650	$43,931

Accrued liabilities	$18,685	$16,208
Lease liabilities	51,848	26,777
	$70,533	$42,985
Future maturities of the Company's operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$21,804
2025	18,194
2026	13,071
2027	8,067
2028	7,074
Thereafter	12,050
Future lease payments	80,260
Present value discount	(9,727)
Lease liabilities	$70,533
Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2023	2022
Cash outflows for amounts included in the measurement of lease liabilities	$20,622	$19,776
ROU assets obtained in exchange for lease obligations, net of modifications	$45,703	$16,257
Weighted-average remaining lease term (in years)	4.70	3.32
Weighted-average discount rate	5.0%	2.6%
10. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following at December 31 (in thousands):

	2023	2022
Unsecured commercial paper	$878,935	$770,468
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following at December 31 (in thousands):

	2023	2022
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$70,742	$71,785
Asset-backed U.S. commercial paper conduit facility	233,258	425,794
Asset-backed securitization debt	1,884,629	2,028,155
Unamortized discounts and debt issuance costs	(7,261)	(8,741)
	2,181,368	2,516,993

		2023	2022
Unsecured notes (at par value):
Medium-term notes:
Due in 2023, issued February 2018	3.35%	—	350,000
Due in 2023, issued May 2020(a)	4.94%	—	695,727
Due in 2024, issued November 2019(b)	3.14%	662,238	642,210
Due in 2025, issued June 2020	3.35%	700,000	700,000
Due in 2026, issued April 2023(c)	6.36%	772,610	—
Due in 2027, issued February 2022	3.05%	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	—
Unamortized discounts and debt issuance costs		(15,710)	(8,464)
		3,319,138	2,879,473
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000
Unamortized discounts and debt issuance costs		(3,921)	(4,632)
		746,079	745,368
		4,065,217	3,624,841
Long-term debt		6,246,585	6,141,834
Current portion of long-term debt, net		(1,255,999)	(1,684,782)
Long-term debt, net		$4,990,586	$4,457,052
(a)€650.0 million par value remeasured to U.S. dollar at December 31, 2022
(b)€600.0 million par value remeasured to U.S. dollar at December 31, 2023 and 2022, respectively
(c)€700.0 million par value remeasured to U.S. dollar at December 31, 2023
Future principal payments of the Company's debt obligations as of December 31, 2023 were as follows (in thousands):

2024	$2,135,319
2025	1,853,515
2026	1,389,750
2027	728,936
2028	744,892
Thereafter	300,000
Future principal payments	$7,152,412
Unamortized discounts and debt issuances costs	(26,892)
$7,125,520

Unsecured Commercial Paper – Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 6.18% and 5.28% at December 31, 2023 and 2022, respectively.
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

During February and May of 2023, $350.0 million of 3.35% and €650.0 million of 4.94% medium-term notes matured, respectively, and the principal and accrued interest were paid in full. During February and June of 2022, $550.0 million of 4.05% and $400.0 million of 2.55% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
Operating and Financial Covenants – Harley-Davidson Financial Services Inc. and the Company are subject to various operating and financial covenants related to the credit facilities and various operating covenants under the medium-term and senior notes and the U.S. and Canadian asset-backed commercial paper conduit facilities. The more significant covenants are described below.
The operating covenants limit the Company’s and Harley-Davidson Financial Services Inc.'s ability to:
•Assume or incur certain liens;
•Participate in certain mergers or consolidations; and
•Purchase or hold margin stock.
Under the current financial covenants of the Global Credit Facilities, the ratio of Harley-Davidson Financial Services Inc.’s consolidated debt, excluding secured debt, to Harley-Davidson Financial Services' consolidated allowance for credit losses on finance receivables plus Harley-Davidson Financial Services Inc’s consolidated shareholders' equity, excluding AOCL, cannot exceed 10.0 to 1.0 as of the end of any fiscal quarter. In addition, the ratio of the Company's consolidated debt to the Company's consolidated debt and consolidated shareholders’ equity (where the Company's consolidated debt in each case excludes that of Harley-Davidson Financial Services Inc. and its subsidiaries, and the Company's consolidated shareholders’ equity excludes AOCL), cannot exceed 0.7 to 1.0 as of the end of any fiscal quarter. No financial covenants are required under the medium-term or senior notes or the U.S. or Canadian asset-backed commercial paper conduit facilities.
At December 31, 2023 and 2022, Harley-Davidson Financial Services, Inc. and the Company remained in compliance with all of the then existing covenants.
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
If the Company meets all three of the sale criteria above, the transaction is recorded as a sale for accounting purposes and is referred to as an off-balance sheet asset-backed financing. Upon sale, the retail motorcycle finance receivables are removed from the Company’s Consolidated balance sheets and a gain or loss is recognized for the difference between the cash proceeds received, the assets derecognized, and the liabilities recognized as part of the transaction. The gain or loss on sale is recorded in Financial services revenue on the Consolidated statements of operations.
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets at December 31, were as follows (in thousands):

	2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,348,817	$(126,882)	$94,137	$6,719	$2,322,791	$1,877,368
Asset-backed U.S. commercial paper conduit facility	259,441	(14,001)	16,443	2,066	263,949	233,258
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	81,916	(3,667)	4,425	211	82,885	70,742
	$2,690,174	$(144,550)	$115,005	$8,996	$2,669,625	$2,181,368
	2022
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,558,450	$(130,774)	$114,254	$7,899	$2,549,829	$2,019,414
Asset-backed U.S. commercial paper conduit facility	474,167	(24,236)	26,874	1,906	478,711	425,794
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	82,375	(3,452)	4,873	130	83,926	71,785
	$3,114,992	$(158,462)	$146,001	$9,935	$3,112,466	$2,516,993
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
In 2023, the Company transferred $1.20 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.05 billion, or $1.04 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions. In 2022, the Company transferred $2.18 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.84 billion, or $1.83 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions.

At December 31, 2023, the Consolidated balance sheets included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date at Date of Issuance
September 2023	$500,000	5.79%	October 2024 - April 2031
February 2023	$550,000	5.10%	March 2024 - June 2030
June 2022	$1,286,262	2.45%	April 2028
April 2022	$550,000	2.40%	April 2023 - January 2030
August 2021	$575,000	0.42%	August 2022 - May 2029
February 2021	$600,000	0.30%	February 2022 - September 2028
In addition, outstanding balances related to the following secured notes included in the Consolidated balance sheets at December 31, 2022 were repaid during 2023 (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date at Date of Issuance
May 2020	$750,178	3.38%	April 2028
January 2020	$525,000	1.83%	February 2021 - April 2027
June 2019	$525,000	2.37%	July 2020 - November 2026
 For the years ended December 31, 2023 and 2022, interest expense on the secured notes was $91.8 million and $51.6 million, respectively, which is included in Financial services interest expense. The weighted average interest rates of the outstanding on-balance sheet asset-backed securitization transactions at December 31, 2023 and 2022 were 4.97% and 3.82%, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In November 2023, the Company renewed its $1.50 billion revolving credit facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lender's discretion. At December 31, 2022, $125.8 million remained outstanding under the uncommitted additional borrowings previously allowed. During 2023, the remaining balance of these uncommitted additional borrowings was paid in full. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to November 2022, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2023, the U.S. Conduit Facility has an expiration date of November 20, 2024.
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

In 2023, there were no finance receivable transfers under the U.S. Conduit Facility. In 2022, the Company transferred $467.9 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $404.1 million of debt under the U.S. Conduit Facility.
For the years ended December 31, 2023 and 2022 interest expense under the U.S. Conduit Facility was $21.8 million and $15.6 million, respectively, which is included in the Financial services interest expense. The weighted average interest rate of the outstanding U.S. Conduit Facility was 7.27% and 6.28% at December 31, 2023 and 2022, respectively.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2023, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2022, the Canadian Conduit has an expiration date of June 28, 2024.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $12.1 million at December 31, 2023. The maximum exposure is not an indication of the Company's expected loss exposure.
In 2023, the Company transferred $51.4 million of Canadian retail motorcycle finance receivables to the Canadian conduit for proceeds of $42.4 million. In 2022, the Company transferred $53.1 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $44.2 million.
For the years ended December 31, 2023 and 2022, interest expense on the Canadian Conduit was $2.8 million and $1.9 million, respectively, which is included in Financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 4.13% and 2.85% at December 31, 2023 and 2022, respectively.
12. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1. Refer to Note 14 for further discussion regarding the Company's pension plan assets measured at fair value.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, were as follows (in thousands):

	2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,067,755	$898,000	$169,755
Marketable securities	34,079	34,079	—
Derivative financial instruments	19,073	—	19,073
	$1,120,907	$932,079	$188,828
Liabilities:
Derivative financial instruments	$12,806	$—	$12,806
LiveWire warrants	12,319	8,059	4,260
	$25,125	$8,059	$17,066

	2022
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$805,629	$594,000	$211,629
Marketable securities	33,071	33,071	—
Derivative financial instruments	8,737	—	8,737
	$847,437	$627,071	$220,366
Liabilities:
Derivative financial instruments	$50,261	$—	$50,261
LiveWire warrants	8,388	5,500	2,888
	$58,649	$5,500	$53,149
The Company uses the market approach to derive the fair value for its derivative financial instruments (Level 2). Foreign currency contracts, commodity contracts, and cross-currency swaps are valued using quoted forward rates and prices; interest rate caps are valued using quoted interest rates and yield curves.
LiveWire has outstanding warrants to purchase the common stock of LiveWire Group, Inc. comprised of public (Level 1) and private placement (Level 2) warrants. The private placement warrants have terms and provisions that are economically similar to those of the public warrants. The fair value of the public and private placement warrants is determined using the closing market price of the public warrants. The warrants entitle the registered warrant holder to purchase one share of LiveWire common stock at a price of $11.50 per share and expire five years from the completion of the LiveWire business combination that occurred in 2022.
Nonrecurring Fair Value Measurements – Repossessed inventory was $28.0 million and $20.7 million at December 31, 2023 and 2022, respectively, for which the fair value adjustment was a decrease of $18.6 million and $7.5 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company’s Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31, were as follows (in thousands):

	2023		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,500,263	$7,498,265	$7,248,353	$7,138,438
Liabilities:
Deposits, net	$460,766	$447,782	$339,981	$317,375
Debt:
Unsecured commercial paper	$878,935	$878,935	$770,468	$770,468
Asset-backed U.S. commercial paper conduit facilities	$233,258	$233,258	$425,794	$425,794
Asset-backed Canadian commercial paper conduit facility	$70,742	$70,742	$71,785	$71,785
Asset-backed securitization debt	$1,872,215	$1,877,368	$1,996,550	$2,019,414
Medium-term notes	$3,308,952	$3,319,138	$2,760,093	$2,879,473
Senior notes	$674,787	$746,079	$661,630	$745,368
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
Additionally, the Company has from time to time initiated certain voluntary recall campaigns. The Company records estimated recall costs when the liability is both probable and estimable. This generally occurs when the Company's management approves and commits to a recall. The warranty and recall liabilities are included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets. Changes in the Company’s warranty and recall liability were as follows as of December 31 (in thousands):

	2023	2022	2021
Balance, beginning of period	$75,960	$61,621	$69,208
Warranties issued during the period	45,374	39,466	41,489
Settlements made during the period	(67,084)	(38,173)	(40,015)
Recalls and changes to pre-existing warranty liabilities	9,894	13,046	(9,061)
Balance, end of period	$64,144	$75,960	$61,621
The liability for recall campaigns was $18.9 million, $29.7 million and $16.9 million at December 31, 2023, 2022 and 2021, respectively.
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
Obligations and Funded Status:
The changes in the benefit obligation, fair value of plan assets and the funded status of the Company’s pension and SERPA plans and the postretirement healthcare plans as of the Company’s measurement dates of December 31, were as follows (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of period	$1,553,912	$2,174,595	$210,811	$286,301
Service cost	5,174	19,052	3,184	4,642

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2023	2022	2023	2022
Interest cost	81,911	61,890	11,089	7,617
Actuarial loss / (gains)	35,608	(561,142)	(18,350)	(67,903)
Plan participant contributions	—	—	1,790	2,029
Plan amendment	—	—	12,959	—
Benefits paid	(106,493)	(137,645)	(14,977)	(16,657)
Settlements	(1,835)	(2,838)	—	(5,218)
Benefit obligation, end of period	1,568,277	1,553,912	206,506	210,811

Change in plan assets:
Fair value of plan assets, beginning of period	1,809,543	2,486,467	205,803	262,945
Return on plan assets	198,212	(539,800)	29,211	(48,257)
Plan participant contributions	—	—	1,790	2,029
Benefits paid	(105,931)	(137,124)	(11,637)	(10,914)
Fair value of plan assets, end of period	1,901,824	1,809,543	225,167	205,803
Funded status of the plan	$333,547	$255,631	$18,661	$(5,008)

Funded status as recognized on the Consolidated balance sheets:
Pension and postretirement assets	$343,619	$268,317	$69,489	$51,816
Accrued liabilities	(1,129)	(1,331)	—	(224)
Pension and postretirement liabilities	(8,943)	(11,355)	(50,828)	(56,600)
	$333,547	$255,631	$18,661	$(5,008)

Amounts included in Accumulated other comprehensive loss, net of tax:
Prior service credits	$2,886	$3,461	$8,542	$(1,884)
Actuarial losses (gains)	277,825	289,340	(59,631)	(39,699)
	$280,711	$292,801	$(51,089)	$(41,583)

During 2023, actuarial losses related to the obligation for pension and SERPA benefits were due primarily to a decrease in the discount rate and changes in other demographic assumptions. During 2022, actuarial gains related to the obligation for pension and SERPA benefits were due primarily to an increase in the discount rate and experience study adjustments, partially offset by changes in other demographic assumptions.
During 2023, the actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to changes in benefit utilization assumptions and claims cost adjustments. During 2022, the actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to an increase in the discount rate, claim cost adjustments, experience study adjustments and changes in other demographic assumptions, partially offset by healthcare inflation rate trends.

The funded status of the qualified pension plan and the SERPA plans are combined above. The SERPA plans had projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31, as presented below (in thousands):

	2023	2022
Plans with PBO in excess of fair value of plan assets:
PBO	$10,072	$12,686
Fair value of plan assets	$—	$—

Plans with ABO in excess of fair value of plan assets:
ABO	$10,035	$12,643
Fair value of plan assets	$—	$—
The total ABO for all the Company's pension and SERPA plans combined was $1.57 billion and $1.55 billion as of December 31, 2023 and 2022, respectively.
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

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$5,174	$19,052	$24,570	$3,184	$4,642	$5,147
Interest cost	81,911	61,890	61,988	11,089	7,617	6,505
Expected return on plan assets	(146,076)	(125,904)	(131,494)	(17,124)	(15,237)	(13,978)
Amortization of unrecognized:
Prior service credit	751	(1,312)	(1,247)	(665)	(2,323)	(2,323)
Net loss	(722)	31,912	67,933	(4,388)	488	1,056
Curtailment (gain) loss	—	—	(10,562)	—	—	—
Settlement (gain) loss	(759)	(1,471)	722	—	(1,244)	—
Net periodic benefit cost	$(59,721)	$(15,833)	$11,910	$(7,904)	$(6,057)	$(3,593)
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

Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2023	2022	2021	2023	2022	2021
Assumptions for benefit obligations:
Discount rate	5.31%	5.45%	2.89%	5.36%	5.42%	2.72%
Rate of compensation increase	4.00%	4.00%	3.49%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	5.45%	2.89%	2.67%	5.42%	2.72%	2.11%
Expected return on plan assets	6.80%	5.60%	6.20%	7.48%	6.77%	6.69%
Rate of compensation increase	4.00%	3.49%	3.34%	n/a	n/a	n/a
Plan Assets:
Pension Plan Assets – The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The Company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio for the Company's pension plan assets contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was 30% equities and 70% fixed-income and cash. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S., investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.
Postretirement Healthcare Plan Assets – The Company's investment objective is to maximize the return on assets to help pay benefits by prudently investing in equities, fixed income and alternative assets. The Company's current overall targeted asset allocation as a percentage of total market value was 68% equities and 32% fixed-income and cash. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S., investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 1. Equity holdings are primarily exchange-traded and are valued based on quoted prices for identical securities. Fixed income holdings are generally measured at fair value using quoted prices for identical or similar securities. Certain assets measured are valued at fair value using the net asset value practical expedient and are not classified in the fair value hierarchy. The fair values of the Company’s pension plan assets at December 31, 2023 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$27,730	$—	$27,730
Equity holdings:
U.S. companies	346,895	346,844	51
Foreign companies	22,425	22,425	—
Pooled equity funds	124,853	124,853	—
Other	21	21	—
	494,194	494,143	51
Fixed-income holdings:
U.S. Treasuries	110,767	110,766	—
Federal agencies	11,028	—	11,028
Corporate bonds	708,790	—	708,790
Pooled fixed income funds	442,409	55,487	386,922
Foreign bonds	93,034	462	92,572
Municipal bonds	11,486	—	11,486
	1,377,514	166,715	1,210,798
Plan assets subject to fair value leveling	1,899,438	$660,858	$1,238,579

Plan assets measured at net asset value:
Private equity investments	794
Real estate investments	1,592
	2,386
	$1,901,824
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $46.9 million at December 31, 2023.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2023 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$2,391	$—	$2,391
Equity holdings:
U.S. companies	113,135	113,135	—
Foreign companies	21,034	21,034	—
Pooled equity funds	26,355	26,355	—
Other	5	5	—
	160,529	160,529	—
Fixed-income holdings:
U.S. Treasuries	359	359	—
Federal agencies	36	—	36
Corporate bonds	2,286	—	2,286
Pooled fixed income funds	44,512	43,248	1,264
Foreign bonds	300	2	298
Municipal bonds	37	—	37
	47,530	43,609	3,921
Plan assets subject to fair value leveling	210,450	$204,138	$6,312

Plan assets measured at net asset value:
Private equity investments	$13,773
Real estate investments	944
	$225,167

The fair values of the Company’s pension plan assets at December 31, 2022 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$43,062	$—	$43,062
Equity holdings:
U.S. companies	537,587	537,548	39
Foreign companies	22,445	22,444	1
Pooled equity funds	241,412	241,412	—
Other	35	35	—
	801,479	801,439	40
Fixed-income holdings:
U.S. Treasuries	94,128	94,128	—
Federal agencies	11,054	—	11,054
Corporate bonds	640,875	—	640,875
Pooled fixed income funds	111,649	49,472	62,177
Foreign bonds	93,112	4	93,108
Municipal bonds	10,375	—	10,375
	961,193	143,604	817,589
Plan assets subject to fair value leveling	1,805,734	$945,043	$860,691

Plan assets measured at net asset value:
Private equity investments	799
Real estate investments	3,010
	3,809
	$1,809,543
Included in the pension plan assets were 1,273,592 shares of the Company’s common stock with a market value of $53.0 million at December 31, 2022.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2022 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$7,998	$—	$7,998
Equity holdings:
U.S. companies	95,014	95,014	—
Foreign companies	20,784	20,784	—
Pooled equity funds	24,181	24,181	—
Other	5	5	—
	139,984	139,984	—
Fixed-income holdings:
U.S. Treasuries	287	287	—
Federal agencies	34	—	34
Corporate bonds	1,938	—	1,938
Pooled fixed income funds	40,043	39,855	188
Foreign bonds	282	—	282
Municipal bonds	31	—	31
	42,615	40,142	2,473
Plan assets subject to fair value leveling	190,597	$180,126	$10,471

Plan assets measured at net asset value:
Limited partnership interests	$13,502
Real estate investments	1,704
	$205,803
For 2024, the Company’s overall expected long-term rate of return is 6.20% for pension assets and 7.50% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rates used in determining the accumulated postretirement benefit obligation of the healthcare plans were as follows:

	2023	2022
Healthcare cost trend rate for next year	7.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2032
Future Contributions and Benefit Payments:
Based on the funded status of the qualified pension plan, there is no requirement for the Company to make contributions to the qualified pension plan in 2024. The Company expects that 2024 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or, in the case of postretirement healthcare plan benefits, partially funded with plan assets.

The Company's future expected benefit payments as of December 31, 2023 were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2024	$115,265	$1,159	$17,179
2025	$114,856	$1,119	$18,050
2026	$116,507	$1,070	$18,830
2027	$116,698	$945	$19,442
2028	$116,234	$854	$19,930
2029-2033	$581,079	$3,594	$100,332
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company makes additional contributions to the plans on behalf of the employees and expensed $30.5 million, $30.9 million and $19.4 million during 2023, 2022 and 2021, respectively related to the contributions.
15. Commitments and Contingencies
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
In June 2023, the Company received a letter from PCA advising that PCA was investigating a new, separate potential quality issue with brake hose assemblies produced by PCA after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. The Company continued to manufacture, among other motorcycles, the recently launched 2023 CVO Road Glide and Street Glide, which do not use PCA's brake hose assemblies. It also continued its normal motorcycle manufacturing operations at its international facilities. In connection with this matter, in late June 2023, PCA filed a new and separate NHTSA notification, identifying certain brake hose assemblies produced between June of 2022 and June of 2023 as noncompliant with select NHTSA laboratory test standards. The Company followed PCA’s June 2023 notification by filing a derivative notification with NHTSA in early July 2023.
As permitted by federal law, both PCA and the Company have utilized NHTSA’s standard process to petition the agency to determine that these compliance issues are inconsequential to motor vehicle safety ("Inconsequentiality Determinations"). If NHTSA makes the Inconsequentiality Determinations requested, the Company will be exempt from conducting a field action or recall of its motorcycles related to these matters.

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
Unionized Workforce – Of the Company's approximately 6,400 employees, approximately 2,400 hourly unionized employees are located at the Company's U.S. manufacturing facilities and represented by collective bargaining agreements at the Company's York, Milwaukee and Tomahawk facilities. The collective bargaining agreements at the Company's Milwaukee and Tomahawk facilities expire within one year and represent approximately 1,100 hourly unionized employees.
16. Share-Based Awards
The Company has share-based compensation plans which were approved by its shareholders in April 2020 and May 2021 (the Plans) under which its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, aspirational performance shares and nonqualified stock options. RSUs generally vest ratably over a three-year period. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets and, beginning with the 2021 grant, include a vesting component based on a Total Shareholder Return (TSR) relative to a peer group. Aspirational performance shares are earned only to the extent the aspirational share price goals for the Company's stock are achieved by December 31, 2025. If a share price goal is met, then 50% of the associated aspirational performance shares vest and the remaining 50% vest on the one-year anniversary of the date on which the share price goal was achieved. Dividend or dividend equivalents are paid on RSUs, performance shares and aspirational shares that ultimately vest. Stock options granted in 2021 include a service component to vest and a market condition to become exercisable. The 2021 stock options expire 10 years from the grant date or, if the grantee's employment ceases prior to December 31, 2023, 6 years from the grant date. Stock options granted prior to 2021 expire 10 years from the date of grant. At December 31, 2023, there were 4.7 million shares of common stock available for future awards under the Plans.
The Company recognizes the cost of its share-based awards in the Consolidated statements of operations. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Forfeitures for share-based awards are estimated at the grant date and adjusted when it is likely to change. Share-based award expense is recognized on a straight-line basis over the service period for RSUs. Expense for awards with performance conditions is recognized on a straight-line basis over the service period for each separately-vesting tranche, which results in accelerated recognition of expense. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2023, 2022 and 2021 was $82.9 million, $54.4 million and $42.2 million, respectively, or $63.4 million, $41.6 million and $32.3 million net of taxes, respectively.

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
Performance Share Grants:

	February 2023	February 2022	May 2021	February 2021
Expected volatility	53.9%	55.0%	55.0%	52.0%
Risk-free interest rate	4.08%	1.58%	0.27%	0.18%
Aspirational Share Grants:

August 2022
Expected volatility	54.5%
Risk-free interest rate	3.23%
The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	4,560	$27
Granted	723	$46
Vested	(818)	$38
Forfeited	(361)	$32
Nonvested, end of period	4,104	$28
As of December 31, 2023, there was $39.7 million of unrecognized compensation cost related to RSUs, aspirational shares, performance shares and performance shares settled in stock, net of estimated forfeitures, that is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units and Performance Shares - Settled in Cash – RSUs and performance shares settled in cash are recorded in the Consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, except for per share amounts):

	Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	245	$38
Granted	105	$48
Vested	(112)	$40
Forfeited	(21)	$36
Nonvested, end of period	217	$36
Stock Options – The Company estimated the grant date fair value of its 2021 stock option award using a Monte Carlo simulation, assuming a 1.49% expected dividend yield, an expected volatility rate of 44.1%, a risk-free interest rate of 1.21%, and an expected term of 5.5 years. The Company uses historical volatility to determine the expected volatility of its stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rates at the time of grant. The expected term of options granted assumes the options will be exercised halfway between the time that they are earned based on achieving the market condition and the end of the award term. There were no stock options granted in 2023 or 2022.

The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The stock option transactions for the year ended December 31, 2023 were as follows (in thousands, except for per share amounts):

	Options	Weighted-Average Exercise Price
Outstanding, beginning of period	913	$47
Options granted	—	$—
Exercised	—	$—
Forfeited	(287)	$59
Outstanding, end of period	626	$42

Exercisable, end of period	251	$50
The aggregate intrinsic value related to stock options exercised, outstanding and exercisable as of and for the years ended December 31, was as follows (in thousands):

	2023	2022	2021
Exercised	$—	$—	$289
Outstanding	$105	$2,485	$530
Exercisable	$—	$—	$—
Stock options outstanding at December 31, 2023 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$30.01 to $40	7.9	500	$37
$40.01 to $50	0.0	—	$—
$50.01 to $60	0.0	—	$—
$60.01 to $70	0.4	126	$63
Options outstanding	6.4	626	$42

Options exercisable	4.1	251	$50
17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss for the years ended December 31, were as follows (in thousands):

	2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
Other comprehensive income, before reclassifications	11,845	48,583	34,005	94,433
Income tax expense	(313)	(11,322)	(7,984)	(19,619)
	11,532	37,261	26,021	74,814
Reclassifications:
Net gains on derivative financial instruments	—	(43,678)	—	(43,678)
Prior service credits(a)	—	—	86	86
Actuarial gains(a)	—	—	(5,110)	(5,110)
Settlement gains(a)	—	—	(759)	(759)
Reclassifications before tax	—	(43,678)	(5,783)	(49,461)
Income tax benefit	—	10,256	1,358	11,614
	—	(33,422)	(4,425)	(37,847)
Other comprehensive income	11,532	3,839	21,596	36,967
Balance, end of period	$(68,739)	$(6,601)	$(229,622)	$(304,962)

	2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(32,769)	(44,767)	(100,154)	(177,690)
Income tax (expense) benefit	(3,101)	9,611	23,516	30,026
	(35,870)	(35,156)	(76,638)	(147,664)
Reclassifications:
Net losses on derivative financial instruments	—	33,598	—	33,598
Prior service credits(a)	—	—	(3,635)	(3,635)
Actuarial losses(a)	—	—	32,400	32,400
Settlement gains(a)	—	—	(2,715)	(2,715)
Reclassifications before tax	—	33,598	26,050	59,648
Income tax expense	—	(6,877)	(6,117)	(12,994)
	—	26,721	19,933	46,654
Other comprehensive loss	(35,870)	(8,435)	(56,705)	(101,010)
Balance, end of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)

	2021
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(7,589)	$(46,116)	$(429,712)	$(483,417)
Other comprehensive (loss) income, before reclassifications	(38,988)	(73,207)	251,790	139,595
Income tax benefit (expense)	2,176	15,883	(59,120)	(41,061)
	(36,812)	(57,324)	192,670	98,534
Reclassifications:
Net losses on derivative financial instruments	—	130,609	—	130,609
Prior service credits(a)	—	—	(3,570)	(3,570)
Actuarial losses(a)	—	—	68,989	68,989
Curtailment and settlement gains(a)	—	—	(9,840)	(9,840)
Reclassifications before tax	—	130,609	55,579	186,188
Income tax expense	—	(29,174)	(13,050)	(42,224)
	—	101,435	42,529	143,964
Other comprehensive (loss) income	(36,812)	44,111	235,199	242,498
Balance, end of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
(a)Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 14.
18. Reportable Segments and Geographic Information
Reportable Segments – The Company operates with three segments: Harley-Davidson Motor Company (HDMC), LiveWire, and Harley-Davidson Financial Services (HDFS). The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.
HDMC designs, manufactures and sells motorcycles and also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. HDMC’s products are sold to retail customers primarily through a network of independent dealers. HDMC conducts business on a global basis, with sales in the U.S., Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America.

LiveWire sells electric motorcycles, electric balance bikes for kids, parts and accessories and apparel in the United States and certain international markets. Electric motorcycles, related parts and accessories and apparel are sold at wholesale to a network of independent dealers and at retail through a company-owned dealer, through online sales and direct to customers through select international partners primarily in Europe. Electric balance bikes and related parts and accessories are sold through independent retail partners and distributors and direct to consumers online.
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson and LiveWire motorcycles. HDFS also works with certain unaffiliated third parties to provide motorcycle insurance and voluntary protection products to motorcycle owners. HDFS conducts business principally in the U.S. and Canada.
Selected segment information is set forth below for the years ended December 31 (in thousands):

	2023	2022	2021
HDMC:
Revenue	$4,844,594	$4,887,672	$4,504,434
Gross profit	1,566,542	1,527,873	1,299,527
Selling, administrative and engineering expense	905,391	850,786	822,720
Operating income	661,151	677,087	476,807
LiveWire:
Revenue	38,298	46,833	35,806
Gross profit	(5,956)	2,904	(2,574)
Selling, administrative and engineering expense	110,853	88,219	65,608
Operating loss	(116,809)	(85,315)	(68,182)
HDFS:
Financial services revenue	953,586	820,625	796,068
Financial services expense	718,844	503,119	381,254
Operating income	234,742	317,506	414,814
Operating income	$779,084	$909,278	$823,439
Additional segment information is set forth below as of December 31 (in thousands):

	HDMC	LiveWire	HDFS	Consolidated
2023:
Assets	$3,644,016	$266,404	$8,230,134	$12,140,554
Depreciation and amortization	$143,355	$5,832	$8,925	$158,112
Capital expenditures	$188,863	$13,462	$5,079	$207,404
2022:
Assets	$3,254,309	$351,422	$7,886,745	$11,492,476
Depreciation and amortization	$138,875	$4,401	$8,666	$151,942
Capital expenditures	$133,191	$14,081	$4,397	$151,669
2021:
Assets	$3,246,340	$61,952	$7,742,763	$11,051,055
Depreciation and amortization	$151,251	$4,718	$9,216	$165,185
Capital expenditures	$106,044	$9,951	$4,186	$120,181

Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2023	2022	2021
HDMC revenue(a):
United States	$3,289,227	$3,253,875	$2,996,471
EMEA	637,492	693,073	703,048
Canada	220,158	216,389	182,230
Japan	200,539	175,292	150,138
Australia and New Zealand	127,352	147,551	134,301
Other countries	369,826	401,492	338,246
	$4,844,594	$4,887,672	$4,504,434
LiveWire revenue(a):
United States	31,483	36,256	24,633
International	6,815	10,577	11,173
	$38,298	$46,833	$35,806
HDFS revenue(a):
United States	$922,758	$794,912	$765,917
Canada	18,220	16,276	18,613
Europe	7,343	6,071	7,464
Other countries	5,265	3,366	4,074
	$953,586	$820,625	$796,068
Long-lived assets(b):
United States	$644,620	$611,421	$595,375
Thailand	82,197	72,474	81,927
Other countries	4,907	5,991	6,682
	87,104	78,465	88,609
	$731,724	$689,886	$683,984
(a)Revenue is attributed to geographic regions based on location of customer.
(b)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes and finance receivables.

19. Supplemental Consolidating Data
The supplemental consolidating data includes separate legal entity data for the Company's financial services entities, including Harley-Davidson Financial Services, Inc. and its subsidiaries, (Financial Services Entities) and all other Harley-Davidson, Inc. entities (Non-Financial Services Entities). The supplemental consolidating data is presented to highlight the separate financial statement impacts of the Company's financial services entities and its non-financial services entities. The income statement information presented below differs from reportable segment income statement information due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data for 2023 is as follows (in thousands):

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,891,449	$—	$(8,557)	$4,882,892
Financial services	—	955,810	(2,224)	953,586
	4,891,449	955,810	(10,781)	5,836,478
Costs and expenses:
Motorcycles and related products cost of goods sold	3,322,306	—	—	3,322,306
Financial services interest expense	—	332,380	—	332,380
Financial services provision for credit losses	—	227,158	—	227,158
Selling, administrative and engineering expense	1,018,670	167,861	(10,981)	1,175,550
	4,340,976	727,399	(10,981)	5,057,394
Operating income	550,473	228,411	200	779,084
Other income, net	71,808	—	—	71,808
Investment income	246,771	—	(200,000)	46,771
Interest expense	30,787	—	—	30,787
Income before income taxes	838,265	228,411	(199,800)	866,876
Income tax provision	125,356	46,474	—	171,830
Net income	712,909	181,937	(199,800)	695,046
Less: (income) loss attributable to noncontrolling interests	11,540	—	—	11,540
Net income attributable to Harley-Davidson, Inc.	$724,449	$181,937	$(199,800)	$706,586

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,946,005	$—	$(11,500)	$4,934,505
Financial services	—	822,530	(1,905)	820,625
	4,946,005	822,530	(13,405)	5,755,130
Costs and expenses:
Motorcycles and related products cost of goods sold	3,403,728	—	—	3,403,728
Financial services interest expense	—	217,653	—	217,653
Financial services provision for credit losses	—	145,133	—	145,133
Selling, administrative and engineering expense	941,312	151,833	(13,807)	1,079,338
	4,345,040	514,619	(13,807)	4,845,852
Operating income	600,965	307,911	402	909,278
Other income, net	48,652	—	—	48,652
Investment income	204,538	—	(200,000)	4,538
Interest expense	31,235	—	—	31,235
Income before income taxes	822,920	307,911	(199,598)	931,233
Income tax provision	125,820	66,199	—	192,019
Net income	697,100	241,712	(199,598)	739,214
Less: (income) loss attributable to noncontrolling interests	2,194	—	—	2,194
Net income attributable to Harley-Davidson, Inc.	$699,294	$241,712	$(199,598)	$741,408

	December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,127,400	$406,406	$—	$1,533,806
Accounts receivable, net	415,004	32	(147,836)	267,200
Finance receivables, net	—	2,113,729	—	2,113,729
Inventories, net	929,951	—	—	929,951
Restricted cash	—	104,642	—	104,642
Other current assets	148,006	73,976	(7,581)	214,401
	2,620,361	2,698,785	(155,417)	5,163,729
Finance receivables, net	—	5,384,536	—	5,384,536
Property, plant and equipment, net	710,982	20,742	—	731,724
Pension and postretirement assets	413,107	—	—	413,107
Goodwill	62,696	—	—	62,696
Deferred income taxes	79,151	83,379	(1,346)	161,184
Lease assets	66,166	3,484	—	69,650
Other long-term assets	228,261	39,208	(113,541)	153,928
	$4,180,724	$8,230,134	$(270,304)	$12,140,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,798	$173,200	$(147,836)	$349,162
Accrued liabilities	509,725	144,622	(7,488)	646,859
Short-term deposits, net	—	253,309	—	253,309
Short-term debt	—	878,935	—	878,935
Current portion of long-term debt, net	—	1,255,999	—	1,255,999
	833,523	2,706,065	(155,324)	3,384,264
Long-term deposits, net	—	194,473	—	194,473
Long-term debt, net	746,077	4,244,509	—	4,990,586
Lease liabilities	48,433	3,415	—	51,848
Pension and postretirement liabilities	59,772	—	—	59,772
Deferred income taxes	30,266	3,248	—	33,514
Other long-term liabilities	150,171	21,725	1,906	173,802
Commitments and contingencies (Note 15)
Shareholders’ equity	2,312,482	1,056,699	(116,886)	3,252,295
	$4,180,724	$8,230,134	$(270,304)	$12,140,554

	December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,021,798	$411,377	$—	$1,433,175
Accounts receivable, net	369,192	—	(116,967)	252,225
Finance receivables, net	—	1,782,631	—	1,782,631
Inventories, net	950,960	—	—	950,960
Restricted cash	—	135,424	—	135,424
Other current assets	138,743	62,037	(4,542)	196,238
	2,480,693	2,391,469	(121,509)	4,750,653
Finance receivables, net	—	5,355,807	—	5,355,807
Property, plant and equipment, net	665,298	24,588	—	689,886
Pension and postretirement assets	320,133	—	—	320,133
Goodwill	62,090	—	—	62,090
Deferred income taxes	56,255	79,808	(1,022)	135,041
Lease assets	37,938	5,993	—	43,931
Other long-term assets	213,306	29,080	(107,451)	134,935
	$3,835,713	$7,886,745	$(229,982)	$11,492,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,584	$135,385	$(116,967)	$378,002
Accrued liabilities	498,570	126,405	(4,030)	620,945
Short-term deposits, net	—	79,710	—	79,710
Short-term debt	—	770,468	—	770,468
Current portion of long-term debt, net	—	1,684,782	—	1,684,782
	858,154	2,796,750	(120,997)	3,533,907
Long-term deposits, net	—	237,665	—	237,665
Long-term debt, net	745,368	3,711,684	—	4,457,052
Lease liabilities	20,860	5,917	—	26,777
Pension and postretirement liabilities	67,955	—	—	67,955
Deferred income taxes	28,180	1,348	—	29,528
Other long-term liabilities	161,231	69,542	2,011	232,784
Commitments and contingencies (Note 15)
Shareholders’ equity	1,953,965	1,063,839	(110,996)	2,906,808
	$3,835,713	$7,886,745	$(229,982)	$11,492,476

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$712,909	$181,937	$(199,800)	$695,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,187	8,925	—	158,112
Amortization of deferred loan origination costs	—	85,018	—	85,018
Amortization of financing origination fees	709	12,499	—	13,208
Provision for long-term employee benefits	(67,624)	—	—	(67,624)
Employee benefit plan contributions and payments	(5,736)	—	—	(5,736)
Stock compensation expense	79,311	3,590	—	82,901
Net change in wholesale finance receivables related to sales	—	—	(387,743)	(387,743)
Provision for credit losses	—	227,158	—	227,158
Deferred income taxes	(26,720)	(3,663)	324	(30,059)
Other, net	(18,480)	(21,033)	(200)	(39,713)
Changes in current assets and liabilities:
Accounts receivable, net	(42,312)	—	30,869	(11,443)
Finance receivables - accrued interest and other	—	(339)	—	(339)
Inventories, net	21,257	—	—	21,257
Accounts payable and accrued liabilities	(21,957)	67,635	(17,108)	28,570
Other current assets	(11,283)	(5,482)	3,039	(13,726)
	56,352	374,308	(370,819)	59,841
Net cash provided by operating activities	769,261	556,245	(570,619)	754,887
Cash flows from investing activities:
Capital expenditures	(202,325)	(5,079)	—	(207,404)
Origination of finance receivables	—	(7,284,431)	3,410,889	(3,873,542)
Collections on finance receivables	—	6,611,092	(3,040,270)	3,570,822
Other investing activities	(4,680)	—	2,500	(2,180)
Net cash used by investing activities	(207,005)	(678,418)	373,119	(512,304)

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,446,304	—	1,446,304
Repayments of medium-term notes	—	(1,056,680)	—	(1,056,680)
Proceeds from securitization debt	—	1,045,547	—	1,045,547
Repayments of securitization debt	—	(1,193,526)	—	(1,193,526)
Borrowings of asset-backed commercial paper	—	42,429	—	42,429
Repayments of asset-backed commercial paper	—	(237,370)	—	(237,370)
Net increase in unsecured commercial paper	—	107,146	—	107,146
Net increase in deposits	—	129,855	—	129,855
Dividends paid	(96,310)	(200,000)	200,000	(96,310)
Repurchase of common stock	(363,987)	—	—	(363,987)
Other financing activities	1,946	2,500	(2,500)	1,946
Net cash (used) provided by financing activities	(458,351)	86,205	197,500	(174,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,697	—	—	1,697
Net increase (decrease) in cash, cash equivalents and restricted cash	$105,602	$(35,968)	$—	$69,634
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net decrease in cash, cash equivalents and restricted cash	105,602	(35,968)	—	69,634
Cash, cash equivalents and restricted cash, end of period	$1,127,400	$521,411	$—	$1,648,811

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$697,100	$241,712	$(199,598)	$739,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,276	8,666	—	151,942
Amortization of deferred loan origination costs	—	94,914	—	94,914
Amortization of financing origination fees	700	14,405	—	15,105
Provision for long-term employee benefits	(21,891)	—	—	(21,891)
Employee benefit plan contributions and payments	(14,320)	—	—	(14,320)
Stock compensation expense	50,954	3,399	—	54,353
Net change in wholesale finance receivables related to sales	—	—	(198,623)	(198,623)
Provision for credit losses	—	145,133	—	145,133
Deferred income taxes	(11,988)	(3,925)	(23)	(15,936)
Other, net	(5,745)	(6,880)	(402)	(13,027)
Changes in current assets and liabilities:
Accounts receivable, net	(96,826)	—	14,441	(82,385)
Finance receivables - accrued interest and other	—	414	—	414
Inventories, net	(254,170)	—	—	(254,170)
Accounts payable and accrued liabilities	(6,840)	27,069	(15,726)	4,503
Other current assets	(54,516)	(3,559)	1,310	(56,765)
	(271,366)	279,636	(199,023)	(190,753)
Net cash provided by operating activities	425,734	521,348	(398,621)	548,461
Cash flows from investing activities:
Capital expenditures	(147,272)	(4,397)	—	(151,669)
Origination of finance receivables	—	(7,960,123)	3,401,289	(4,558,834)
Collections on finance receivables	—	7,137,669	(3,202,668)	3,935,001
Other investing activities	2,491	—	—	2,491
Net cash used by investing activities	(144,781)	(826,851)	198,621	(773,011)

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(950,000)	—	(950,000)
Proceeds from securitization debt	—	1,826,891	—	1,826,891
Repayments of securitization debt	—	(1,442,860)	—	(1,442,860)
Borrowings of asset-backed commercial paper	—	448,255	—	448,255
Repayments of asset-backed commercial paper	—	(302,922)	—	(302,922)
Net increase in unsecured commercial paper	—	16,003	—	16,003
Net increase in deposits	—	26,605	—	26,605
Dividends paid	(93,180)	(200,000)	200,000	(93,180)
Repurchase of common stock	(338,627)	—	—	(338,627)
Cash received from business combination	114,068	—	—	114,068
Other financing activities	(1,985)	—	—	(1,985)
Net cash (used) provided by financing activities	(319,724)	(82,243)	200,000	(201,967)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,636)	(1,889)	—	(19,525)
Net decrease in cash, cash equivalents and restricted cash	$(56,407)	$(389,635)	$—	$(446,042)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net decrease in cash, cash equivalents and restricted cash	(56,407)	(389,635)	—	(446,042)
Cash, cash equivalents and restricted cash, end of period	$1,021,798	$557,379	$—	$1,579,177
20. Subsequent Event
In February 2024, the Company transferred $173.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $151.8 million of debt to the U.S. Conduit Facilities. In February 2024, the Company also transferred C$47.2 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of C$38.6 million.
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
Management’s Report on Internal Control over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm – The attestation report required under this Item 9A is contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2024 annual meeting of shareholders (the Proxy Statement) under the captions Questions and Answers about the Company – Who are our executive officers for SEC purposes?, Board Matters and Corporate Governance – Audit and Finance Committee, Proposal 1: Election of Directors, Audit and Finance Committee Report, and Board Matters and Corporate Governance – Independence of Directors is incorporated by reference herein.
The information on beneficial ownership reporting compliance will be contained under the caption Section 16(A) Beneficial Ownership Reporting - Delinquent Section 16(A) Reports in our 2024 proxy statement and is incorporated herein by reference.
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

The following table provides information about the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan approved by shareholders:
Management employees	625,875	$41.93	4,701,888
Plan not approved by shareholders:
Non-employee Board of Directors	—	$—	39,117
	625,875		4,741,005
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
Item 16. Form 10-K Summary
None.

HARLEY-DAVIDSON, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$2,887	$2,440	$3,742
Provision charged to expense	46	679	197
Reserve adjustments	54	(89)	(157)
Write-offs, net of recoveries	(905)	(143)	(1,342)
Balance, end of period	$2,082	$2,887	$2,440
Finance receivables - Allowance for credit losses
Balance, beginning of period	$358,711	$339,379	$390,936
Provision for credit losses	227,158	145,133	25,049
Charge-offs, net of recoveries	(203,903)	(125,801)	(76,606)
Balance, end of period	$381,966	$358,711	$339,379
Inventories - Allowance for obsolescence(a)
Balance, beginning of period	$84,587	$62,969	$71,995
Provision charged to expense	45,093	29,060	5,659
Reserve adjustments	519	(366)	(2,078)
Write-offs, net of recoveries	(19,953)	(7,076)	(12,607)
Balance, end of period	$110,246	$84,587	$62,969
Deferred tax assets - Valuation allowance
Balance, beginning of period	$40,878	$33,596	$38,072
Adjustments	7,638	7,282	(4,476)
Balance, end of period	$48,516	$40,878	$33,596

(a)Inventory obsolescence reserves deducted from cost determined on first-in, first-out (FIFO) basis, before deductions for last-in, first-out (LIFO) valuation reserves.
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

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2021 (File No. 1-9183))
3.1	Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through May 28, 2020 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 (File No. 1-9183))
3.2	Amended and Restated By-Laws of Harley-Davidson, Inc., effective as of February 4, 2022 (incorporated herein by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-k dated February 8, 2022 (File No. 1-9183))
4.1	5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.2	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.3	Officers' Certificate, dated February 9, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 1-9183))
4.4	Fiscal Agency Agreement, dated November 19, 2019, relating to the 0.9% Medium Term Notes due November 2024, among certain subsidiaries of the Company, The Bank of New York Mellon Trust Company, N.A. and The Bank of New York Mellon, London Branch (incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.5	Fiscal Agency Agreement, dated May 19, 2020, relating to the 3.875% Medium Term Notes due May 2023, among certain subsidiaries of the Company, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Luxembourg Branch (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.6	Officers' Certificate, dated June 8, 2020, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.7	Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dated July 28, 2015 (File No. 1-9183))
4.8	Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))
4.9	Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))
4.10	Description of Registrants Securities (incorporated herein by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.11	Officers' Certificate, dated February 14, 2022, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 3.050% Medium-Term Notes due 2027 (incorporated herein by reference to Exhibit 4.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 9183))
4.12	Second Amended and Restated 5-Year Credit Agreement, dated as of April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
4.13
Second Amended and 7-Year Restated Credit Agreement, dated as of April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 7-year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 1-9183))

4.14
Officers' Certificate, dated March 10, 2023, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 6.50% Medium-Term Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-9183))

4.15
Officers' Certificate, dated April 3, 2023, pursuant to a fiscal agency agreement dated April 5, 2023, with the form of 5.125% Guaranteed Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-9183))

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
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.11*	Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.12*	Form of Notice of Award of Performance Shares and Performance Share Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.13*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2017 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 (File No. 1-9183))
10.14*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard), Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International), and Form of Notice of Award of Performance Shares and Performance Shares Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.15*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.16*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) and Form of Notice of Award of Performance Share Units and Performance Share Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2019 (incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.17*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Transition Agreement) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2014 Incentive Stock Plan first approved for use in February 2018 (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-9183))
10.18*	Harley-Davidson, Inc. 2020 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 21, 2020 filed on April 9, 2020 (File No. 1-9183))
10.19*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan to Mr. Zeitz (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.20*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special International Retention), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (All-US), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (All-International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2021 (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.21*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2021 (incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.22*	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective May 19, 2023

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
10.31*
Form of Transition Agreement between the Registrant and each of Messrs. Zeitz, Krause, Root, Koval, and Krishnan and Ms. Termaat (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 1-9183))

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
10.41*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023 (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-9183))

10.42*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023

10.43*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023 (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-9183))

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
10.56*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2024

21	Harley-Davidson, Inc. Subsidiaries
23	Consent of Independent Registered Public Accounting Firm

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
97	Financial Statement Compensation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

HARLEY-DAVIDSON, INC.
By:	/s/ Jochen Zeitz
Jochen Zeitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2024.

Name	Title

/s/ Jochen Zeitz	Chairman, President and Chief Executive Officer
Jochen Zeitz	(Principal executive officer)

/s/ Jonathan R. Root	Chief Financial Officer
Jonathan R. Root	(Principal financial officer)

/s/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/s/ Troy Alstead	Director
Troy Alstead

/s/ Jared D. Dourdeville	Director
Jared D. Dourdeville

/s/ James Duncan Farley, Jr.	Director
James Duncan Farley, Jr.

/s/ Allan Golston	Director
Allan Golston

/s/ Sara Levinson	Director
Sara Levinson

/s/ Norman Thomas Linebarger	Presiding Director
Norman Thomas Linebarger

/s/ Rafeh Masood	Director
Rafeh Masood

/s/ Maryrose Sylvester	Director
Maryrose Sylvester