Form 10-Q
period 2024-03-31
HARLEY-DAVIDSON, INC.
filed 2024-05-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 134,505,837 shares of common stock as of April 29, 2024.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Revenue:
Motorcycles and related products	$1,480,810	$1,565,591
Financial services	248,797	223,095
	1,729,607	1,788,686
Costs and expenses:
Motorcycles and related products cost of goods sold	1,023,681	1,007,301
Financial services interest expense	88,739	73,549
Financial services provision for credit losses	61,010	52,364
Selling, administrative and engineering expense	293,098	285,863
	1,466,528	1,419,077
Operating income	263,079	369,609
Other income, net	20,564	20,096
Investment income	14,404	10,025
Interest expense	7,679	7,720
Income before income taxes	290,368	392,010
Income tax provision	58,135	90,181
Net income	232,233	301,829
Less: Loss attributable to noncontrolling interests	2,708	2,261
Net income attributable to Harley-Davidson, Inc.	$234,941	$304,090
Earnings per share:
Basic	$1.73	$2.08
Diluted	$1.72	$2.04
Cash dividends per share	$0.1725	$0.1650
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Net income	$232,233	$301,829
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31,294)	10,121
Derivative financial instruments	4,521	(21,882)
Pension and postretirement benefit plans	(823)	(962)
	(27,596)	(12,723)
Comprehensive income	204,637	289,106
Less: Comprehensive loss attributable to noncontrolling interests	2,708	2,261
Comprehensive income attributable to Harley-Davidson, Inc.	$207,345	$291,367
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2024	December 31, 2023	March 31, 2023
ASSETS
Cash and cash equivalents	$1,464,614	$1,533,806	$1,561,200
Accounts receivable, net	305,991	267,200	333,533
Finance receivables, net of allowance of $66,302, $67,035, and $62,706	2,523,250	2,113,729	2,245,628
Inventories, net	779,575	929,951	830,521
Restricted cash	129,745	104,642	164,965
Other current assets	182,730	214,401	154,660
Current assets	5,385,905	5,163,729	5,290,507
Finance receivables, net of allowance of $314,059, $314,931, and $295,725	5,382,772	5,384,536	5,328,095
Property, plant and equipment, net	718,683	731,724	690,051
Pension and postretirement assets	426,817	413,107	336,569
Goodwill	62,286	62,696	62,426
Deferred income taxes	154,082	161,184	141,208
Lease assets	66,005	69,650	43,540
Other long-term assets	138,370	153,928	137,189
	$12,334,920	$12,140,554	$12,029,585
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$397,506	$349,162	$404,414
Accrued liabilities	632,814	646,859	625,296
Short-term deposits, net	240,445	253,309	144,854
Short-term debt	938,719	878,935	501,243
Current portion of long-term debt, net	1,281,840	1,255,999	1,408,777
Current liabilities	3,491,324	3,384,264	3,084,584
Long-term deposits, net	200,723	194,473	224,457
Long-term debt, net	4,988,891	4,990,586	5,275,169
Lease liabilities	48,389	51,848	26,674
Pension and postretirement liabilities	59,226	59,772	66,968
Deferred income taxes	33,509	33,514	31,032
Other long-term liabilities	176,772	173,802	224,852
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,720	1,712	1,711
Additional paid-in-capital	1,763,000	1,752,435	1,707,214
Retained earnings	3,311,481	3,100,925	2,770,616
Accumulated other comprehensive loss	(332,558)	(304,962)	(354,652)
Treasury stock, at cost	(1,405,922)	(1,297,302)	(1,031,831)
Total Harley-Davidson, Inc. shareholders' equity	3,337,721	3,252,808	3,093,058
Noncontrolling interest	(1,635)	(513)	2,791
Total equity	3,336,086	3,252,295	3,095,849
	$12,334,920	$12,140,554	$12,029,585

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2024	December 31, 2023	March 31, 2023
Balances held by consolidated variable interest entities (Note 10):
Finance receivables, net - current	$539,610	$533,262	$597,952
Other assets	$8,270	$8,785	$10,738
Finance receivables, net - non-current	$1,946,145	$1,934,113	$2,463,095
Restricted cash - current and non-current	$136,818	$110,580	$171,285
Current portion of long-term debt, net	$613,083	$577,203	$684,180
Long-term debt, net	$1,534,064	$1,533,423	$1,946,435
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities (Note 6)	$103,997	$46,677
Cash flows from investing activities:
Capital expenditures	(46,356)	(45,114)
Origination of finance receivables	(907,769)	(917,145)
Collections on finance receivables	841,914	890,852
Other investing activities	(289)	821
Net cash used by investing activities	(112,500)	(70,586)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	693,276
Repayments of medium-term notes	—	(350,000)
Proceeds from securitization debt	—	547,706
Repayments of securitization debt	(234,178)	(310,640)
Borrowings of asset-backed commercial paper	334,561	—
Repayments of asset-backed commercial paper	(46,154)	(62,634)
Net increase (decrease) in unsecured commercial paper	58,794	(270,119)
Net (decrease) increase in deposits	(6,758)	51,822
Dividends paid	(24,385)	(24,123)
Repurchase of common stock	(107,812)	(96,767)
Other financing activities	7	69
Net cash (used) provided by financing activities	(25,925)	178,590
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,020)	3,820
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,448)	$158,501

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,648,811	$1,579,177
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,448)	158,501
Cash, cash equivalents and restricted cash, end of period	$1,607,363	$1,737,678

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,464,614	$1,561,200
Restricted cash	129,745	164,965
Restricted cash included in Other long-term assets	13,004	11,513
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,607,363	$1,737,678
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2023	171,218,640	$1,712	$1,752,435	$3,100,925	$(304,962)	$(1,297,302)	$3,252,808	$(513)	$3,252,295
Net income (loss)	—	—	—	234,941	—	—	234,941	(2,708)	$232,233
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(27,596)	—	(27,596)	—	$(27,596)
Dividends ($0.1725 per share)	—	—	—	(24,385)	—	—	(24,385)	—	$(24,385)
Repurchase of common stock	—	—	—	—	—	(108,620)	(108,620)	—	$(108,620)
Share-based compensation	745,160	8	10,565	—	—	—	10,573	1,586	$12,159
Balance, March 31, 2024	171,963,800	1,720	1,763,000	3,311,481	(332,558)	(1,405,922)	3,337,721	(1,635)	3,336,086

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2022	170,400,212	$1,704	$1,688,159	$2,490,649	$(341,929)	$(935,064)	$2,903,519	$3,289	$2,906,808
Net income (loss)	—	—	—	304,090	—	—	304,090	(2,261)	$301,829
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(12,723)	—	(12,723)	—	$(12,723)
Dividends ($0.1650 per share)	—	—	—	(24,123)	—	—	(24,123)	—	$(24,123)
Repurchase of common stock	—	—	—	—	—	(96,767)	(96,767)	—	$(96,767)
Share-based compensation	733,658	7	19,055	—	—	—	19,062	1,763	$20,825
Balance, March 31, 2023	171,133,870	1,711	1,707,214	2,770,616	(354,652)	(1,031,831)	3,093,058	2,791	3,095,849
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was ($2.9) million and $3.3 million for the three month periods ended March 31, 2024 and March 31, 2023, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of March 31, 2024 and March 31, 2023, the Consolidated statements of operations for the three month periods then ended, the Consolidated statements of comprehensive income for the three month periods then ended, the Consolidated statements of cash flows for the three month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods ended March 31, 2024 and March 31, 2023.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarification that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance is effective for the fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-07 will have on the Company's consolidated financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the income tax rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which the amount of income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-09 will have on the Company's consolidated financial statement disclosures.
3. Revenue
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue.
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
HDMC:
Motorcycles	$1,221,540	$1,302,378
Parts and accessories	166,193	167,671
Apparel	64,112	71,391
Licensing	8,930	6,210
Other	15,331	10,179
	1,476,106	1,557,829
LiveWire	4,704	7,762
Motorcycles and related products revenue	1,480,810	1,565,591

HDFS:
Interest income	211,335	182,270
Other	37,462	40,825
Financial services revenue	248,797	223,095
	$1,729,607	$1,788,686
The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract which generally relate to the sale of memberships, loyalty points earned under membership programs and certain insurance-related contracts. Contract liabilities are recognized as revenue as the Company performs under the contract. Contract liabilities, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows (in thousands):

	March 31, 2024	March 31, 2023
Balance, beginning of period	$47,091	$44,100
Balance, end of period	$47,382	$43,176
Previously deferred contract liabilities recognized as revenue in the three months ended March 31, 2024 and March 31, 2023 were $7.3 million and $6.8 million, respectively. The Company expects to recognize approximately $20.6 million of the remaining unearned revenue over the next 12 months and $26.8 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2024 was 20.0% compared to 23.0% for the three months ended March 31, 2023.
5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2024	March 31, 2023
Net income attributable to Harley-Davidson, Inc.	$234,941	$304,090

Basic weighted-average shares outstanding	136,109	146,048
Effect of dilutive securities – employee stock compensation plan	812	2,883
Diluted weighted-average shares outstanding	136,921	148,931
Net earnings per share:
Basic	$1.73	$2.08
Diluted	$1.72	$2.04
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.7 million and 1.3 million shares for the three months ended March 31, 2024 and March 31, 2023, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Mutual funds	$36,484	$34,079	$34,017
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

	March 31, 2024	December 31, 2023	March 31, 2023
Raw materials and work in process	$341,884	$389,221	$387,466
Motorcycle finished goods	422,504	514,964	380,083
Parts and accessories and apparel	144,157	150,844	182,905
Inventory at lower of FIFO cost or net realizable value	908,545	1,055,029	950,454
Excess of FIFO over LIFO cost	(128,970)	(125,078)	(119,933)
	$779,575	$929,951	$830,521
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $441.2 million, $447.8 million, and $369.3 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of March 31, 2024 were as follows (in thousands):

2024	$163,607
2025	103,496
2026	120,725
2027	54,138
Thereafter	—
Future maturities	441,966
Unamortized fees	(798)
$441,168

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$232,233	$301,829
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	41,504	34,352
Amortization of deferred loan origination costs	18,282	21,858
Amortization of financing origination fees	3,358	3,011
Provision for long-term employee benefits	(13,933)	(16,939)
Employee benefit plan contributions and payments	(1,399)	(1,739)
Stock compensation expense	16,212	23,628
Net change in wholesale finance receivables related to sales	(435,047)	(487,314)
Provision for credit losses	61,010	52,364
Deferred income taxes	5,399	5,648
Other, net	1,769	(21,671)
Changes in current assets and liabilities:
Accounts receivable, net	(47,119)	(77,993)
Finance receivables – accrued interest and other	1,213	2,252
Inventories, net	131,529	123,047
Accounts payable and accrued liabilities	53,233	43,787
Other current assets	35,753	40,557
	(128,236)	(255,152)
Net cash provided by operating activities	$103,997	$46,677
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
Finance receivables, net were as follows (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Retail finance receivables	$6,799,510	$6,818,699	$6,708,103
Wholesale finance receivables	1,486,873	1,061,532	1,224,051
	8,286,383	7,880,231	7,932,154
Allowance for credit losses	(380,361)	(381,966)	(358,431)
	$7,906,022	$7,498,265	$7,573,723

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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the first quarter of 2024, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels and muted consumer confidence.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance for credit losses balance. These factors include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, and changes in other portfolio-specific loan characteristics. During the first quarter of 2024, the Company experienced increased retail credit losses driven by several factors connected to the macro-economic environment and related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company experienced downward pressure on recovery values at auction during the first quarter of 2024.
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

Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended March 31, 2024
	Retail	Wholesale	Total
Balance, beginning of period	$367,037	$14,929	$381,966
Provision for credit losses	60,989	21	61,010
Charge-offs	(81,368)	—	(81,368)
Recoveries	18,753	—	18,753
Balance, end of period	$365,411	$14,950	$380,361
	Three months ended March 31, 2023
	Retail	Wholesale	Total
Balance, beginning of period	$345,275	$13,436	$358,711
Provision for credit losses	50,969	1,395	52,364
Charge-offs	(68,008)	—	(68,008)
Recoveries	15,364	—	15,364
Balance, end of period	$343,600	$14,831	$358,431
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

The amortized cost along with period gross charge-offs of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	March 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$311,848	$963,226	$651,375	$328,904	$126,727	$73,138	$2,455,218
Prime	294,135	1,087,821	900,078	522,250	226,247	173,807	3,204,338
Sub-prime	87,446	305,352	246,904	168,542	88,980	88,826	986,050
	693,429	2,356,399	1,798,357	1,019,696	441,954	335,771	6,645,606
Canadian Retail:
Super prime	11,736	43,504	27,785	15,068	7,456	4,063	109,612
Prime	2,566	12,375	10,180	6,336	3,779	3,526	38,762
Sub-prime	456	1,760	1,355	601	744	614	5,530
	14,758	57,639	39,320	22,005	11,979	8,203	153,904
	$708,187	$2,414,038	$1,837,677	$1,041,701	$453,933	$343,974	$6,799,510
Gross charge-offs for the three months ended March 31, 2024:
US Retail	$—	$21,760	$28,748	$16,286	$7,111	$6,363	$80,268
Canadian Retail	—	245	335	212	145	163	1,100
	$—	$22,005	$29,083	$16,498	$7,256	$6,526	$81,368

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$1,066,321	$729,339	$376,474	$151,004	$70,627	$27,013	$2,420,778
Prime	1,173,463	993,417	584,305	259,995	139,011	78,880	3,229,071
Sub-prime	333,099	275,964	189,688	101,437	63,393	44,568	1,008,149
	2,572,883	1,998,720	1,150,467	512,436	273,031	150,461	6,657,998
Canadian Retail:
Super prime	48,705	31,733	17,744	9,241	4,521	1,524	113,468
Prime	13,764	11,434	7,336	4,390	2,728	1,838	41,490
Sub-prime	1,846	1,546	739	817	525	270	5,743
	64,315	44,713	25,819	14,448	7,774	3,632	160,701
	$2,637,198	$2,043,433	$1,176,286	$526,884	$280,805	$154,093	$6,818,699
Gross charge-offs for the year ended December 31, 2023:
US Retail	$20,047	$102,387	$74,212	$30,896	$18,088	$14,655	$260,285
Canadian Retail	527	1,004	866	472	278	483	3,630
	$20,574	$103,391	$75,078	$31,368	$18,366	$15,138	$263,915

	March 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$284,656	$1,007,543	$547,008	$240,495	$133,205	$72,247	$2,285,154
Prime	314,959	1,317,733	799,814	378,539	224,682	170,944	3,206,671
Sub-prime	86,541	379,206	264,358	145,132	94,898	85,829	1,055,964
	686,156	2,704,482	1,611,180	764,166	452,785	329,020	6,547,789
Canadian Retail:
Super prime	10,428	44,213	26,550	15,250	9,921	4,668	111,030
Prime	3,650	14,850	9,711	6,482	4,439	3,917	43,049
Sub-prime	579	2,013	1,237	1,033	754	619	6,235
	14,657	61,076	37,498	22,765	15,114	9,204	160,314
	$700,813	$2,765,558	$1,648,678	$786,931	$467,899	$338,224	$6,708,103
Gross charge-offs for the three months ended March 31, 2023:
US Retail	$—	$23,440	$22,535	$10,215	$5,818	$5,100	$67,108
Canadian Retail	—	300	245	150	33	172	900
	$—	$23,740	$22,780	$10,365	$5,851	$5,272	$68,008
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	March 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	1,612	1,783	216	—	—	10	3,621
Substandard	10,570	10,989	436	—	—	8	22,003
Special Mention	2,332	1,954	183	—	—	317	4,786
Medium Risk	1,051	938	—	—	—	—	1,989
Low Risk	861,075	521,155	54,703	4,110	4,646	8,785	1,454,474
	$876,640	$536,819	$55,538	$4,110	$4,646	$9,120	$1,486,873

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	10,934	258	—	—	5	—	11,197
Special Mention	641	30	—	—	—	—	671
Medium Risk	2,905	—	—	—	—	—	2,905
Low Risk	961,519	66,757	5,107	4,962	7,786	628	1,046,759
	$975,999	$67,045	$5,107	$4,962	$7,791	$628	$1,061,532

	March 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	857,152	335,247	9,123	6,191	11,130	5,208	1,224,051
	$857,152	$335,247	$9,123	$6,191	$11,130	$5,208	$1,224,051
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against Financial Services interest income when the account is charged-off. The Company reversed $9.5 million and $7.2 million of accrued interest against Financial Services interest income during the three months ended March 31, 2024 and March 31, 2023, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of March 31, 2024, December 31, 2023, and March 31, 2023, all retail finance receivables were accounted for as interest-earning receivables.
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

There were no charged-off accounts during the three months ended March 31, 2024 or March 31, 2023. As such, the Company did not reverse any wholesale accrued interest in those periods. There were no dealers on non-accrual status at March 31, 2024, December 31, 2023, or March 31, 2023.
The aging analysis of the Company's finance receivables was as follows (in thousands):

	March 31, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,569,714	$131,720	$47,672	$50,404	$229,796	$6,799,510
Wholesale finance receivables	1,486,224	240	219	190	649	1,486,873
	$8,055,938	$131,960	$47,891	$50,594	$230,445	$8,286,383

	December 31, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,516,342	$168,027	$67,033	$67,297	$302,357	$6,818,699
Wholesale finance receivables	1,060,561	763	25	183	971	1,061,532
	$7,576,903	$168,790	$67,058	$67,480	$303,328	$7,880,231

	March 31, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,488,892	$125,327	$44,748	$49,136	$219,211	$6,708,103
Wholesale finance receivables	1,223,752	298	—	1	299	1,224,051
	$7,712,644	$125,625	$44,748	$49,137	$219,510	$7,932,154
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of March 31, 2024, December 31, 2023, and March 31, 2023. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, Canadian dollar, and Mexican peso. The Company's foreign currency exchange contracts generally have maturities of less than one year.
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

Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in Other comprehensive (loss) income (OCI) and subsequently reclassified into income when the hedged item affects income. Refer to Note 15 of the Notes to Consolidated financial statements for more detail on derivatives activity included in accumulated other comprehensive income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a designated hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks, and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in income. Cash flow activity associated with the Company's derivative financial instruments is recorded in Cash flows from operating activities on the Consolidated statement of cash flows. Derivative assets and liabilities are reported in Other current assets and Accrued liabilities, respectively, other than long-term balances noted below.
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	March 31, 2024			December 31, 2023			March 31, 2023
	Notional Value	Assets	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets	Liabilities(a)
Foreign currency contracts	$507,835	$8,965	$1,406	$540,088	$3,529	$9,194	$530,175	$3,134	$12,659
Commodity contracts	570	—	85	642	—	134	906	—	339
Cross-currency swaps	1,420,560	—	26,524	1,420,560	15,080	3,160	2,127,240	—	34,685
Swap rate lock contracts	—	—	—	—	—	—	324,843	—	1,780
	$1,928,965	$8,965	$28,015	$1,961,290	$18,609	$12,488	$2,983,164	$3,134	$49,463

	Derivative Financial Instruments Not Designated as Hedging Instruments
	March 31, 2024			December 31, 2023			March 31, 2023
	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities
Commodity contracts	$4,361	$24	$89	$5,637	$—	$318	$11,229	$99	$755
Interest rate caps	521,765	327	—	617,859	464	—	938,768	1,414	—
	$526,126	$351	$89	$623,496	$464	$318	$949,997	$1,513	$755
(a)Includes $5.9 million, and $27.9 million of cross-currency swaps recorded in Other long-term liabilities as of March 31, 2024 and March 31, 2023, respectively, with all remaining amounts recorded in Accrued liabilities.
(b)Includes $15.1 million of cross-currency swaps recorded in Other long-term assets as of December 31, 2023 with all remaining amounts recorded in Other current assets.
(c)Includes $0.3 million, $0.5 million, and $1.4 million of interest rate caps recorded in Other long-term assets as of March 31, 2024, December 31, 2023, and March 31, 2023 respectively, with all remaining amounts recorded in Other current assets.
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Three months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Foreign currency contracts	$15,906	$(1,706)	$3,522	$6,290
Commodity contracts	(103)	(309)	(151)	(379)
Cross-currency swaps	(38,444)	1,416	(31,733)	21,625
Treasury rate lock contracts	—	1,139	4	(66)
Swap rate lock contracts	—	(1,780)	(148)	(5)
	$(22,641)	$(1,240)	$(28,506)	$27,465

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended March 31, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,023,681	$293,098	$7,679	$88,739

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	3,522	—	—	—
Commodity contracts	(151)	—	—	—
Cross-currency swaps	—	(31,733)	—	—
Treasury rate lock contracts	—	—	(91)	95
Swap rate lock contracts	—	—	—	(148)
	Three months ended March 31, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,007,301	$285,863	$7,720	$73,549

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	6,290	—	—	—
Commodity contracts	(379)	—	—	—
Cross-currency swaps	—	21,625	—	—
Treasury rate lock contracts	—	—	(91)	25
Swap rate lock contracts	—	—	—	(5)

The amount of net loss included in Accumulated other comprehensive loss (AOCL) at March 31, 2024, estimated to be reclassified into income over the next 12 months was $19.5 million.

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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended
	March 31, 2024	March 31, 2023
Foreign currency contracts	$1,915	$(627)
Commodity contracts	(9)	(99)
Interest rate caps	(137)	(958)
	$1,769	$(1,684)
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
9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Unsecured commercial paper	$938,719	$878,935	$501,243
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		March 31, 2024	December 31, 2023	March 31, 2023
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$88,333	$70,742	$62,195
Asset-backed U.S. commercial paper conduit facility		502,521	233,258	372,816
Asset-backed securitization debt		1,650,452	1,884,629	2,267,516
Unamortized discounts and debt issuance costs		(5,826)	(7,261)	(9,717)
		2,235,480	2,181,368	2,692,810
Unsecured notes (at par value):
Medium-term notes:
Due in 2023, issued May 2020 (a)	4.94%	—	—	706,972
Due in 2024, issued November 2019(b)	3.14%	647,592	662,238	652,590
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2026, issued April 2023(c)	6.36%	755,524	772,610	—
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	700,000	700,000
Unamortized discounts and debt issuance costs		(14,123)	(15,710)	(13,971)
		3,288,993	3,319,138	3,245,591

		March 31, 2024	December 31, 2023	March 31, 2023
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(3,742)	(3,921)	(4,455)
		746,258	746,079	745,545
		4,035,251	4,065,217	3,991,136
Long-term debt		6,270,731	6,246,585	6,683,946
Current portion of long-term debt, net		(1,281,840)	(1,255,999)	(1,408,777)
Long-term debt, net		$4,988,891	$4,990,586	$5,275,169
(a)€650.0 million par value remeasured to U.S. dollar at March 31, 2023
(b)€600.0 million par value remeasured to U.S. dollar at March 31, 2024, December 31, 2023, and March 31, 2023, respectively
(c)€700.0 million par value remeasured to U.S. dollar at March 31, 2024 and December 31, 2023, respectively

Future principal payments of the Company's debt obligations as of March 31, 2024 were as follows (in thousands):

2024	$2,117,857
2025	1,801,095
2026	1,416,977
2027	857,386
2028	739,826
Thereafter	300,000
Future principal payments	7,233,141
Unamortized discounts and debt issuance costs	(23,691)
$7,209,450
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	March 31, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,087,904	$(112,611)	$102,940	$6,396	$2,084,629	$1,644,626
Asset-backed U.S. commercial paper conduit facility	539,559	(29,097)	33,878	1,874	546,214	502,521
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	102,111	(4,567)	5,931	328	103,803	88,333
	$2,729,574	$(146,275)	$142,749	$8,598	$2,734,646	$2,235,480

	December 31, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,348,817	$(126,882)	$94,137	$6,719	$2,322,791	$1,877,368
Asset-backed U.S. commercial paper conduit facility	259,441	(14,001)	16,443	2,066	263,949	233,258
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	81,916	(3,667)	4,425	211	82,885	70,742
	$2,690,174	$(144,550)	$115,005	$8,996	$2,669,625	$2,181,368

	March 31, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,815,885	$(144,336)	$142,265	$8,799	$2,822,613	$2,257,799
Asset-backed U.S. commercial paper conduit facility	410,529	(21,031)	29,020	1,939	420,457	372,816
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	70,485	(2,980)	5,193	151	72,849	62,195
	$3,296,899	$(168,347)	$176,478	$10,889	$3,315,919	$2,692,810
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
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2024. During the first quarter of 2023, the Company transferred $628.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $550.0 million, or $547.7 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In November 2023, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lenders’ discretion. At March 31, 2023, $72.8 million remained outstanding under the uncommitted additional borrowings previously allowed. During 2023, the remaining balance of these uncommitted additional borrowings was paid in full. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to November 2022, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2024, the U.S. Conduit Facility had an expiration date of November 20, 2024.
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
During the first quarter of 2024, the Company transferred $334.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $306.0 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2023.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2023, the Company renewed its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2024, the Canadian Conduit had an expiration date of June 28, 2024.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $15.5 million at March 31, 2024. The maximum exposure is not an indication of the Company's expected loss exposure.
During the first quarter of 2024, the Company transferred $34.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $28.6 million. There were no finance receivable transfers under the Canadian Conduit during the first quarter of 2023.
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2024
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,030,632	$816,000	$214,632
Marketable securities	36,484	36,484	—
Derivative financial instruments	9,316	—	9,316
	$1,076,432	$852,484	$223,948
Liabilities:
Derivative financial instruments	$28,104	$—	$28,104
LiveWire warrants	7,561	4,946	2,615
	$35,665	$4,946	$30,719

	December 31, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,067,755	$898,000	$169,755
Marketable securities	34,079	34,079	—
Derivative financial instruments	19,073	—	19,073
	$1,120,907	$932,079	$188,828
Liabilities:
Derivative financial instruments	$12,806	$—	$12,806
LiveWire warrants	12,319	8,059	4,260
	$25,125	$8,059	$17,066
	March 31, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,030,696	$858,000	$172,696
Marketable securities	34,017	34,017	—
Derivative financial instruments	4,647	—	4,647
	$1,069,360	$892,017	$177,343
Liabilities:
Derivative financial instruments	$50,218	$—	$50,218
LiveWire warrants	7,320	$4,800	$2,520
	$57,538	$4,800	$52,738
Nonrecurring Fair Value Measurements – Repossessed inventory was $28.7 million, $28.0 million and $24.9 million as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively, for which the fair value adjustment was a decrease of $14.8 million, $18.6 million and $6.8 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	March 31, 2024		December 31, 2023		March 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,927,504	$7,906,022	$7,500,263	$7,498,265	$7,611,579	$7,573,723
Liabilities:
Deposits, net	$454,617	$441,168	$460,766	$447,782	$391,238	$369,311
Debt:
Unsecured commercial paper	$938,719	$938,719	$878,935	$878,935	$501,243	$501,243
Asset-backed U.S. commercial paper conduit facility	$502,521	$502,521	$233,258	$233,258	$372,816	$372,816
Asset-backed Canadian commercial paper conduit facility	$88,333	$88,333	$70,742	$70,742	$62,195	$62,195
Asset-backed securitization debt	$1,640,573	$1,644,626	$1,872,215	$1,877,368	$2,240,966	$2,257,799
Medium-term notes	$3,276,959	$3,288,993	$3,308,952	$3,319,138	$3,153,175	$3,245,591
Senior notes	$684,792	$746,258	$674,787	$746,079	$665,665	$745,545
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

	Three months ended
	March 31, 2024	March 31, 2023
Balance, beginning of period	$64,144	$75,960
Warranties issued during the period	14,632	11,927
Settlements made during the period	(13,755)	(12,051)
Recalls and changes to pre-existing warranty liabilities	2,138	(1,168)
Balance, end of period	$67,159	$74,668
The liability for recall campaigns, included in the balance above, was $17.7 million, $18.9 million and $26.6 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
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

	Three months ended
	March 31, 2024	March 31, 2023
Pension and SERPA Benefits:
Service cost	$1,175	$1,294
Interest cost	20,118	20,476
Expected return on plan assets	(33,143)	(36,519)
Amortization of unrecognized:
Prior service cost	188	188
Net gain	(163)	(181)
Settlement gain	—	(222)
Net periodic benefit income	$(11,825)	$(14,964)
Postretirement Healthcare Benefits:
Service cost	$723	$797
Interest cost	2,694	2,772
Expected return on plan assets	(4,424)	(4,281)
Amortization of unrecognized:
Prior service cost (credit)	149	(166)
Net gain	(1,250)	(1,097)
Net periodic benefit income	$(2,108)	$(1,975)
There are no required or planned voluntary qualified pension plan contributions for 2024. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.

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
In June 2023, the Company received a letter from PCA advising that PCA was investigating a new, separate potential quality issue with brake hose assemblies produced by PCA after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. The Company continued to manufacture, among other motorcycles, the 2023 CVO Road Glide and Street Glide, which do not use PCA's brake hose assemblies. It also continued its normal motorcycle manufacturing operations at its international facilities. In connection with this matter, in late June 2023, PCA filed a new and separate NHTSA notification, identifying certain brake hose assemblies produced between June of 2022 and June of 2023 as noncompliant with select NHTSA laboratory test standards. The Company followed PCA’s June 2023 notification by filing a derivative notification with NHTSA in early July 2023.
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
Based on its expectation that NHTSA will make Inconsequentiality Determinations, the Company does not expect that these regulatory noncompliance matters will result in material costs in the future, and no costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet fully known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity and cost of the required repair, the need for and availability of replacement parts, the suppliers of replacement parts and the number of motorcycle owners that would participate. The Company estimates, based on its available information and assumptions, that the cost of a potential field action or recall in the aggregate, if any were to occur, could range from approximately $100 million to $400 million. The Company continues to evaluate and update its estimates as it learns more about these regulatory matters, including the variables and uncertainties discussed above. The Company also continues to maintain its expectation that NHTSA will make the requested Inconsequentiality Determinations and that these regulatory matters will not result in any material field action or recall costs. If a material field action or recall were to result, the Company would seek full recovery of those amounts.
15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended March 31, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,739)	$(6,601)	$(229,622)	$(304,962)
Other comprehensive loss, before reclassifications	(31,305)	(22,641)	—	(53,946)
Income tax benefit	11	5,413	—	5,424
	(31,294)	(17,228)	—	(48,522)
Reclassifications:
Net loss on derivative financial instruments	—	28,506	—	28,506
Prior service credits(a)	—	—	337	337
Actuarial gains(a)	—	—	(1,413)	(1,413)
Reclassifications before tax	—	28,506	(1,076)	27,430
Income tax (expense) benefit	—	(6,757)	253	(6,504)
	—	21,749	(823)	20,926
Other comprehensive (loss) income	(31,294)	4,521	(823)	(27,596)
Balance, end of period	$(100,033)	$(2,080)	$(230,445)	$(332,558)

	Three months ended March 31, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
Other comprehensive income (loss), before reclassifications	10,976	(1,240)	—	9,736
Income tax (expense) benefit	(855)	374	—	(481)
	10,121	(866)	—	9,255
Reclassifications:
Net gain on derivative financial instruments	—	(27,465)	—	(27,465)
Prior service credits(a)	—	—	22	22
Actuarial gains(a)	—	—	(1,278)	(1,278)
Reclassifications before tax	—	(27,465)	(1,256)	(28,721)
Income tax benefit	—	6,449	294	6,743
	—	(21,016)	(962)	(21,978)
Other comprehensive income (loss)	10,121	(21,882)	(962)	(12,723)
Balance, end of period	$(70,150)	$(32,322)	$(252,180)	$(354,652)
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
Selected segment information is set forth below (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
HDMC:
Revenue	$1,476,106	$1,557,829
Gross profit	461,070	557,026
Selling, administrative and engineering expense	222,625	221,290
Operating income	238,445	335,736
LiveWire:
Revenue	4,704	7,762
Gross (loss) profit	(3,941)	1,264
Selling, administrative and engineering expense	25,300	25,811
Operating loss	(29,241)	(24,547)
HDFS:
Financial services revenue	248,797	223,095
Financial services expense	194,922	164,675
Operating income	53,875	58,420
Operating income	$263,079	$369,609
Total assets for the HDMC, LiveWire and HDFS segments were $3.5 billion, $0.2 billion and $8.6 billion, respectively, as of March 31, 2024, $3.6 billion, $0.3 billion and $8.2 billion, respectively, as of December 31, 2023, and $3.1 billion, $0.3 billion and $8.6 billion, respectively, as of March 31, 2023.
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

	Three months ended March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,482,759	$—	$(1,949)	$1,480,810
Financial services	—	249,239	(442)	248,797
	1,482,759	249,239	(2,391)	1,729,607
Costs and expenses:
Motorcycles and related products cost of goods sold	1,023,681	—	—	1,023,681
Financial services interest expense	—	88,739	—	88,739
Financial services provision for credit losses	—	61,010	—	61,010
Selling, administrative and engineering expense	248,474	47,122	(2,498)	293,098
	1,272,155	196,871	(2,498)	1,466,528
Operating income	210,604	52,368	107	263,079
Other income, net	20,564	—	—	20,564
Investment income	14,404	—	—	14,404
Interest expense	7,679	—	—	7,679
Income before income taxes	237,893	52,368	107	290,368
Income tax provision	45,530	12,605	—	58,135
Net income	192,363	39,763	107	232,233
Less: (income) loss attributable to noncontrolling interests	2,708	$—	$—	$2,708
Net income attributable to Harley-Davidson, Inc.	$195,071	$39,763	$107	$234,941

	Three months ended March 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,567,709	$—	$(2,118)	$1,565,591
Financial Services	—	223,523	(428)	223,095
	1,567,709	223,523	(2,546)	1,788,686
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,007,301	—	—	1,007,301
Financial Services interest expense	—	73,549	—	73,549
Financial Services provision for credit losses	—	52,364	—	52,364
Selling, administrative and engineering expense	247,695	40,880	(2,712)	285,863
	1,254,996	166,793	(2,712)	1,419,077
Operating income	312,713	56,730	166	369,609
Other income, net	20,096	—	—	20,096
Investment income	10,025	—	—	10,025
Interest expense	7,720	—	—	7,720
Income before income taxes	335,114	56,730	166	392,010
Provision for income taxes	78,729	11,452	—	90,181
Net income	256,385	45,278	166	301,829
Less: (income) loss attributable to noncontrolling interests	2,261	—	—	2,261
Net income attributable to Harley-Davidson, Inc.	$258,646	$45,278	$166	$304,090

	March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,052,237	$412,377	$—	$1,464,614
Accounts receivable, net	718,621	38	(412,668)	305,991
Finance receivables, net	—	2,523,250	—	2,523,250
Inventories, net	779,575	—	—	779,575
Restricted cash	—	129,745	—	129,745
Other current assets	138,623	55,101	(10,994)	182,730
	2,689,056	3,120,511	(423,662)	5,385,905
Finance receivables, net	—	5,382,772	—	5,382,772
Property, plant and equipment, net	699,723	18,960	—	718,683
Pension and postretirement assets	426,817	—	—	426,817
Goodwill	62,286	—	—	62,286
Deferred income taxes	71,083	83,744	(745)	154,082
Lease assets	63,085	2,920	—	66,005
Other long-term assets	227,542	25,998	(115,170)	138,370
	$4,239,592	$8,634,905	$(539,577)	$12,334,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369,067	$441,107	$(412,668)	$397,506
Accrued liabilities	480,771	162,329	(10,286)	632,814
Short-term deposits, net	—	240,445	—	240,445
Short-term debt	—	938,719	—	938,719
Current portion of long-term debt, net	—	1,281,840	—	1,281,840
	849,838	3,064,440	(422,954)	3,491,324
Long-term deposits, net	—	200,723	—	200,723
Long-term debt, net	746,258	4,242,633	—	4,988,891
Lease liabilities	45,830	2,559	—	48,389
Pension and postretirement liabilities	59,226	—	—	59,226
Deferred income taxes	30,267	3,242	—	33,509
Other long-term liabilities	143,800	31,187	1,785	176,772
Commitments and contingencies (Note 14)
Shareholders’ equity	2,364,373	1,090,121	(118,408)	3,336,086
	$4,239,592	$8,634,905	$(539,577)	$12,334,920

	March 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$876,248	$684,952	$—	$1,561,200
Accounts receivable, net	798,728	—	(465,195)	333,533
Finance receivables, net	—	2,245,628	—	2,245,628
Inventories, net	830,521	—	—	830,521
Restricted cash	—	164,965	—	164,965
Other current assets	110,559	50,727	(6,626)	154,660
	2,616,056	3,146,272	(471,821)	5,290,507
Finance receivables, net	—	5,328,095	—	5,328,095
Property, plant and equipment, net	667,474	22,577	—	690,051
Pension and postretirement assets	336,569	—	—	336,569
Goodwill	62,426	—	—	62,426
Deferred income taxes	58,175	83,725	(692)	141,208
Lease assets	37,868	5,672	—	43,540
Other long-term assets	217,124	28,650	(108,585)	137,189
	$3,995,692	$8,614,991	$(581,098)	$12,029,585
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$375,395	$494,214	$(465,195)	$404,414
Accrued liabilities	488,814	142,192	(5,710)	625,296
Short-term deposits, net	—	144,854	—	144,854
Short-term debt	—	501,243	—	501,243
Current portion of long-term debt, net	—	1,408,777	—	1,408,777
	864,209	2,691,280	(470,905)	3,084,584
Long-term deposits, net	—	224,457	—	224,457
Long-term debt, net	745,545	4,529,624	—	5,275,169
Lease liabilities	21,160	5,514	—	26,674
Pension and postretirement liabilities	66,968	—	—	66,968
Deferred income taxes	28,180	2,852	—	31,032
Other long-term liabilities	155,487	67,626	1,739	224,852
Commitments and contingencies (Note 14)
Shareholders’ equity	2,114,143	1,093,638	(111,932)	3,095,849
	$3,995,692	$8,614,991	$(581,098)	$12,029,585

	Three months ended March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$192,363	$39,763	$107	$232,233
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	39,288	2,216	—	41,504
Amortization of deferred loan origination costs	—	18,282	—	18,282
Amortization of financing origination fees	180	3,178	—	3,358
Provision for long-term employee benefits	(13,933)	—	—	(13,933)
Employee benefit plan contributions and payments	(1,399)	—	—	(1,399)
Stock compensation expense	15,583	629	—	16,212
Net change in wholesale finance receivables related to sales	—	—	(435,047)	(435,047)
Provision for credit losses	—	61,010	—	61,010
Deferred income taxes	4,799	1,201	(601)	5,399
Other, net	(1,946)	3,822	(107)	1,769
Changes in current assets and liabilities:
Accounts receivable, net	(311,951)	—	264,832	(47,119)
Finance receivables – accrued interest and other	—	1,213	—	1,213
Inventories, net	131,529	—	—	131,529
Accounts payable and accrued liabilities	42,313	270,073	(259,153)	53,233
Other current assets	14,248	18,092	3,413	35,753
	(81,289)	379,716	(426,663)	(128,236)
Net cash provided by operating activities	111,074	419,479	(426,556)	103,997

Cash flows from investing activities:
Capital expenditures	(45,922)	(434)	—	(46,356)
Origination of finance receivables	—	(2,080,020)	1,172,251	(907,769)
Collections on finance receivables	—	1,587,609	(745,695)	841,914
Other investing activities	(1,289)	—	1,000	(289)
Net cash used by investing activities	(47,211)	(492,845)	427,556	(112,500)

	Three months ended March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of securitization debt	—	(234,178)	—	(234,178)
Borrowings of asset-backed commercial paper	—	334,561	—	334,561
Repayments of asset-backed commercial paper	—	(46,154)	—	(46,154)
Net increase in unsecured commercial paper	—	58,794	—	58,794
Net decrease in deposits	—	(6,758)	—	(6,758)
Dividends paid	(24,385)	—	—	(24,385)
Repurchase of common stock	(107,812)	—	—	(107,812)
Other financing activities	7	1,000	(1,000)	7
Net cash (used) provided by financing activities	(132,190)	107,265	(1,000)	(25,925)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,836)	(184)	—	(7,020)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(75,163)	$33,715	$—	$(41,448)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,127,400	$521,411	$—	$1,648,811
Net (decrease) increase in cash, cash equivalents and restricted cash	(75,163)	33,715	—	(41,448)
Cash, cash equivalents and restricted cash, end of period	$1,052,237	$555,126	$—	$1,607,363

	Three months ended March 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$256,385	$45,278	$166	$301,829
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	32,120	2,232	—	34,352
Amortization of deferred loan origination costs	—	21,858	—	21,858
Amortization of financing origination fees	177	2,834	—	3,011
Provision for long-term employee benefits	(16,939)	—	—	(16,939)
Employee benefit plan contributions and payments	(1,739)	—	—	(1,739)
Stock compensation expense	22,494	1,134	—	23,628
Net change in wholesale finance receivables related to sales	—	—	(487,314)	(487,314)
Provision for credit losses	—	52,364	—	52,364
Deferred income taxes	4,261	1,717	(330)	5,648
Other, net	(18,087)	(3,418)	(166)	(21,671)
Changes in current assets and liabilities:
Accounts receivable, net	(426,221)	—	348,228	(77,993)
Finance receivables – accrued interest and other	—	2,252	—	2,252
Inventories, net	123,047	—	—	123,047
Accounts payable and accrued liabilities	14,610	379,094	(349,917)	43,787
Other current assets	25,342	13,131	2,084	40,557
	(240,935)	473,198	(487,415)	(255,152)
Net cash provided by operating activities	15,450	518,476	(487,249)	46,677
Cash flows from investing activities:
Capital expenditures	(44,894)	(220)	—	(45,114)
Origination of finance receivables	—	(2,100,019)	1,182,874	(917,145)
Collections on finance receivables	—	1,586,477	(695,625)	890,852
Other investing activities	821	—	—	821
Net cash used by investing activities	(44,073)	(513,762)	487,249	(70,586)

	Three months ended March 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	693,276	—	693,276
Repayments of medium-term notes	—	(350,000)	—	(350,000)
Proceeds from securitization debt	—	547,706	—	547,706
Repayments of securitization debt	—	(310,640)	—	(310,640)
Repayments of asset-backed commercial paper	—	(62,634)	—	(62,634)
Net decrease in unsecured commercial paper	—	(270,119)	—	(270,119)
Net increase in deposits	—	51,822	—	51,822
Dividends paid	(24,123)	—	—	(24,123)
Repurchase of common stock	(96,767)	—	—	(96,767)
Other financing activities	69	—	—	69
Net cash (used) provided by financing activities	(120,821)	299,411	—	178,590
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,894	(74)	—	3,820
Net (decrease) increase in cash, cash equivalents and restricted cash	$(145,550)	$304,051	$—	$158,501

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net (decrease) increase in cash, cash equivalents and restricted cash	(145,550)	304,051	—	158,501
Cash, cash equivalents and restricted cash, end of period	$876,248	$861,430	$—	$1,737,678

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "feels," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of April 25, 2024 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 6, 2024), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
The Company's results for the first quarter of 2024 were generally in line with the Company's expectations which included a decline in the Company's wholesale shipments and an improvement in retail sales in North America as the Company launched its new 2024 model year motorcycles. Net income attributable to Harley-Davidson, Inc. was $234.9 million, or $1.72 per diluted share, in the first quarter of 2024 compared to $304.1 million, or $2.04 per diluted share, in the first quarter of 2023.
In the first quarter of 2024, HDMC segment operating income was $238.4 million, down $97.3 million from the first quarter of 2023. The decrease in operating income from the HDMC segment for the first quarter of 2024 was driven primarily by lower motorcycle shipments and lower pricing stemming from the elimination of a pricing surcharge late in 2023 and the Company's fine-tuned pricing strategy for 2024 compared to the same quarter last year. Operating loss from the LiveWire segment in the first quarter of 2024 was $29.2 million compared to an operating loss of $24.5 million in the prior year quarter due primarily to lower revenue from electric balance bikes and changes in the mix of electric motorcycle models sold. Operating income from the HDFS segment in the first quarter of 2024 was $53.9 million, down $4.5 million compared to the prior year quarter due primarily to higher interest expense, an increase in the provision for credit losses, and higher operating expenses partially offset by higher interest income.
Worldwide retail sales of new Harley-Davidson motorcycles in the first quarter of 2024 were flat compared to the first quarter of 2023, including a 5.6% increase in North America, the Company's largest market, and offsetting decreases in EMEA and Asia-Pacific. The positive retail sales results in North America were driven by sales of the Company's new model year 2024 Touring motorcycles, while international markets declined primarily due to macroeconomic conditions. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

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
In June 2023, the Company received a letter from PCA advising that PCA was investigating a new, separate potential quality issue with brake hose assemblies produced by PCA after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. The Company continued to manufacture, among other motorcycles, the 2023 CVO Road Glide and Street Glide, which do not use PCA's brake hose assemblies. It also continued its normal motorcycle manufacturing operations at its international facilities. In connection with this matter, in late June 2023, PCA filed a new and separate NHTSA notification, identifying certain brake hose assemblies produced between June of 2022 and June of 2023 as noncompliant with select NHTSA laboratory test standards. The Company followed PCA’s June 2023 notification by filing a derivative notification with NHTSA in early July 2023.
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
Based on its expectation that NHTSA will make Inconsequentiality Determinations, the Company does not expect that these regulatory noncompliance matters will result in material costs in the future, and no costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet fully known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity and cost of the required repair, the need for and availability of replacement parts, the suppliers of replacement parts and the number of motorcycle owners that would participate. The Company estimates, based on its available information and assumptions, that the cost of a potential field action or recall in the aggregate, if any were to occur, could range from approximately $100 million to $400 million. The Company continues to evaluate and update its estimates as it learns more about these regulatory matters, including the variables and uncertainties discussed above. The Company also continues to maintain its expectation that NHTSA will make the requested Inconsequentiality Determinations and that these regulatory matters will not result in any material field action or recall costs. If a material field action or recall were to result, the Company would seek full recovery of those amounts.

Interest Rates - Interest rates increased significantly during 2022 and into 2023 as central banks attempted to reduce inflation. The current higher interest rate environment has adversely impacted HDFS' interest income margin due to a higher cost of funds that is only partially offset by increased interest rates on financing products sold by HDFS. Additionally, higher interest rates have adversely impacted consumer discretionary purchases, like purchases of the Company's motorcycles, as higher borrowing costs have made these purchases less affordable or impacted the consumer's ability to obtain financing. While the Company expects interest rates to moderate, interest rates remained heightened during the first three months of 2024.
Suspension of Additional European Union Tariffs – In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the European Union (EU), the Company would be subject to revocation of the Binding Origin Information (BOI) decisions that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% from April 19, 2021 through the end of 2021. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement suspended the additional tariffs initially imposed by the EU on the Company's motorcycles, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The lower 6% tariff rate applies to all motorcycles imported by the Company into the EU, regardless of origin. Under the initial agreement between the U.S. and the EU, the lower tariff rate remained in effect until December 31, 2023. In December 2023, the EU extended its suspension of the additional tariffs through March 31, 2025 and the U.S. extended its suspension of the additional tariffs through December 31, 2025. The U.S. and EU will monitor and review the operation of the extended agreement, seeking to conclude the negotiations on steel and aluminum tariffs by March 31, 2025. These negotiations are ongoing, and there are no assurances the U.S. and EU will reach a resolution that concludes the trade conflict on steel and aluminum tariffs beyond March 31, 2025.
To date, the Company continues to pursue its appeals of the revocation of the BOI decisions and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that these appeals will continue or be successful.
Guidance(1)
On April 25, 2024, the Company reaffirmed its expectations for HDMC and HDFS and revised its expectations for LiveWire for 2024:
The Company continues to expect HDMC revenue to be flat to down 9% in 2024 compared to 2023. The Company expects worldwide dealer retail unit sales of Harley-Davidson motorcycles in 2024 to be flat to up 9% compared to 2023. The Company's expectation is for wholesale shipments to move on a balanced basis with dealer retail unit sales in 2024 so that dealer inventory remains appropriately positioned throughout the course of the year. Therefore, the Company expects wholesale unit shipments of Harley-Davidson motorcycles in 2024 to be down between 1% and 10% compared to 2023. In addition, the Company's revenue expectation for 2024 assumes (i) pricing to be down slightly compared to 2023 given the elimination of the pricing surcharge late in 2023 and a fine-tuned pricing strategy in 2024, especially with respect to the Company's new Touring models, (ii) the impact of motorcycle shipment mix to be favorable compared to 2023 given the Company's continued focus on core products as part of The Hardwire strategy and (iii) an adverse impact of foreign currency exchange rates in 2024.
The Company continues to expect HDMC operating margin as a percent of revenue to be 12.6% to 13.6% in 2024. The Company believes the expected decline in operating margin compared to 2023 will be due to (i) lower expected wholesale unit volumes compared to 2023 and the resulting negative impact of higher costs per unit, (ii) lower overall pricing compared to 2023 and continued modest supply chain inflation, and (iii) the impact of unfavorable foreign currency exchange rates. Finally, the Company also expects some incremental manufacturing costs to re-align factory processes in the initial year of production of its new model year 2024 Touring motorcycles.
The Company continues to expect LiveWire motorcycle sales of 1,000 to 1,500 units in 2024, but has lowered its operating loss expectation for LiveWire. The Company now expects the LiveWire operating loss for 2024 to be $105 million to $115 million, an improvement from the previous expectation of $115 million to $125 million.
The Company continues to expect HDFS operating income to be flat to up 5% in 2024 compared to 2023. The Company expects HDFS results to stabilize in 2024 as it compares to the higher interest rate environment that began in 2022 and with a moderation in borrowing costs in 2024 based on anticipated actions of the U.S. Federal Reserve. The Company also expects the average yield on the retail and wholesale finance receivable portfolios to be more in-line with the recent higher interest rate environment as the retail portfolio shifts to include a higher mix of recent loans with higher interest rates resulting in greater interest revenue. Additionally, the Company expects the credit loss rate will begin to moderate in the second half of 2024 compared to the second half of 2023 as consumers adjust to the existing economic environment.

The Company has a productivity target to eliminate $400 million of incremental cost incurred since 2020 by 2025. The Company achieved approximately $50 million in productivity savings in 2022 and approximately $70 million in 2023. The Company remains focused on production efficiency, logistics network optimization and supplier cost optimization through consolidation and regionalization in 2024. The Company continues to expect approximately $100 million of additional cost productivity savings in 2024.
The Company continues to expect capital investments in 2024 of between $225 and $250 million. The Company plans to continue to invest in product development and capability enhancements that support The Hardwire strategy. The Company's focus remains on core product innovation, investments in manufacturing to automate and reduce costs to improve productivity as well as planned investments for LiveWire.
The Company's capital allocation priorities remain to fund profitable growth through The Hardwire initiatives, to pay dividends, and to execute share repurchases on a discretionary basis. The Company is currently planning to repurchase a similar dollar amount of shares in 2024 as were repurchased in 2023.
Results of Operations for the Three Months Ended March 31, 2024
Compared to the Three Months Ended March 31, 2023
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 31, 2024	March 31, 2023	Increase (Decrease)	% Change
Operating income - HDMC	$238,445	$335,736	$(97,291)	(29.0)%
Operating loss - LiveWire	(29,241)	(24,547)	(4,694)	19.1
Operating income - HDFS	53,875	58,420	(4,545)	(7.8)
Operating income	263,079	369,609	(106,530)	(28.8)%
Other income, net	20,564	20,096	468	2.3
Investment income	14,404	10,025	4,379	43.7
Interest expense	7,679	7,720	(41)	(0.5)
Income before income taxes	290,368	392,010	(101,642)	(25.9)%
Income tax provision	58,135	90,181	(32,046)	(35.5)
Net income	232,233	301,829	(69,596)	(23.1)%
Less: Loss attributable to noncontrolling interests	2,708	2,261	447	19.8
Net income attributable to Harley-Davidson, Inc.	$234,941	$304,090	$(69,149)	(22.7)%
Diluted earnings per share	$1.72	$2.04	$(0.32)	(15.7)
The Company reported operating income of $263.1 million in the first quarter of 2024 compared to $369.6 million in the same period last year. The HDMC segment reported operating income of $238.4 million in the first quarter of 2024, a decrease of $97.3 million compared to the first quarter of 2023. Operating loss from the LiveWire segment increased $4.7 million compared to the first quarter of 2023. Operating income from the HDFS segment decreased $4.5 million compared to the first quarter of 2023. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income in the first quarter of 2024 was higher than in the first quarter of 2023, impacted by a larger benefit related to LiveWire's warrant liability, which decreased in fair value, partially offset by lower non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first quarter of 2024 was 20.0% compared to 23.0% for the first quarter of 2023.
Diluted earnings per share was $1.72 in the first quarter of 2024, down 15.7% from the same period last year. Diluted weighted average shares outstanding decreased from 148.9 million in the first quarter of 2023 to 136.9 million in the first quarter of 2024, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	March 31, 2024	March 31, 2023	(Decrease) Increase	% Change
United States	25,726	24,277	1,449	6.0%
Canada	1,760	1,744	16	0.9
North America	27,486	26,021	1,465	5.6
Europe/Middle East/Africa (EMEA)	5,264	5,917	(653)	(11.0)
Asia Pacific	6,034	6,881	(847)	(12.3)
Latin America	621	606	15	2.5
	39,405	39,425	(20)	(0.1)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

During the first quarter of 2024, retail sales were up 5.6% in North America offset by a 12.3% decrease in Asia Pacific and an 11.0% decrease in EMEA.
North America retail sales were positively impacted by the launch of the Company's new 2024 model year motorcycles driven by sales of the new Touring models. Retail sales in Europe and Asia Pacific were soft primarily due to challenging macroeconomic conditions. In Europe, the decline in retail sales was primarily due to lower sales in Germany and France, while lower retail unit sales in Asia Pacific were driven primarily by declines in China. In most international markets, the 2024 model year motorcycles only started to arrive at dealers later in the first quarter, limiting the impact of new model year motorcycles on retail sales during the first quarter.
Worldwide retail inventory of new motorcycles was approximately 69,000 units at the end of the first quarter of 2024, or up approximately 26% compared to the end of the first quarter of 2023, but remained lower than historical levels experienced prior to 2020. The average historical retail inventory level at the end of the first quarter during 2015 through 2019 was approximately 83,000 units. The Company believes current overall dealer inventory is appropriate given the upcoming spring riding season and the recent launch of new model year 2024 motorcycles. Retail inventory of new motorcycles is based on units at the end of the quarter rather than average monthly inventory levels within the quarter.
Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles increased during the first three months of 2024 compared to the first three months of 2023 on higher retail sales relative to the industry. The Company's European market share of new 601+cc motorcycles for first three months of 2024 was down compared to the first three months of 2023. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Three months ended
	March 31, 2024	March 31, 2023	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	61,185	59,262	1,923	3.2%
Europe(c)	125,072	122,249	2,823	2.3%

Harley-Davidson market share data:
United States(b)	41.6%	39.5%	2.1	pts.
Europe(c)	4.6%	5.0%	(0.4)	pts.
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

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	March 31, 2024		March 31, 2023		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	41,577	72.1%	42,588	68.4%	(1,011)	(2.4)%

Worldwide motorcycle shipments:
Grand American Touring(a)	35,356	61.3%	32,219	51.8%	3,137	9.7%
Cruiser	15,691	27.2%	21,258	34.1%	(5,567)	(26.2)
Sport and Lightweight	4,963	8.6%	6,585	10.6%	(1,622)	(24.6)
Adventure Touring	1,662	2.9%	2,175	3.5%	(513)	(23.6)
	57,672	100.0%	62,237	100.0%	(4,565)	(7.3)%
(a)Includes Trike
The Company shipped 57,672 motorcycles worldwide during the first quarter of 2024, which was 7.3% lower than the first quarter of 2023. Shipments to dealers in the first quarter of 2024 were lower than the first quarter of 2023 when wholesale shipments benefited from dealers rebuilding inventory levels following the low levels experienced during the COVID-19 pandemic. In addition, the Company shipped a greater proportion of Grand American Touring models to improve availability of models most desired by customers going into riding season.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	March 31, 2024	March 31, 2023	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,221,540	$1,302,378	$(80,838)	(6.2)%
Parts and accessories	166,193	167,671	(1,478)	(0.9)
Apparel	64,112	71,391	(7,279)	(10.2)
Licensing	8,930	6,210	2,720	43.8
Other	15,331	10,179	5,152	50.6
	1,476,106	1,557,829	(81,723)	(5.2)
Cost of goods sold	1,015,036	1,000,803	14,233	1.4
Gross profit	461,070	557,026	(95,956)	(17.2)
Operating expenses:
Selling & administrative expense	199,892	197,439	2,453	1.2
Engineering expense	22,733	23,851	(1,118)	(4.7)
	222,625	221,290	1,335	0.6
Operating income	$238,445	$335,736	$(97,291)	(29.0)%
Operating margin	16.2%	21.6%	(5.4)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2023 to the first quarter of 2024 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 31, 2023	$1,557.8	$1,000.8	$557.0
Volume	(103.2)	(72.7)	(30.5)
Price and sales incentives	(47.4)	—	(47.4)
Foreign currency exchange rates and hedging	0.1	4.3	(4.2)
Shipment mix	68.8	61.7	7.1
Raw material prices	—	(1.3)	1.3
Manufacturing and other costs	—	22.2	(22.2)
	(81.7)	14.2	(95.9)
Three months ended March 31, 2024	$1,476.1	$1,015.0	$461.1
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2023 to the first quarter of 2024 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was adversely impacted by the elimination of the pricing surcharge late in 2023, a fine-tuned pricing strategy for 2024 and higher promotional costs to promote the sale of model year 2023 carryover inventory at dealers. The Company expects this will help drive dealer retail performance in 2024(1).
•The impact of foreign currency changes on revenue compared to prior year was flat. Gross profit was negatively impacted by unfavorable net foreign currency losses related primarily to hedging, recorded in cost of goods sold.
•Changes in the shipment mix had a favorable impact on gross profit.
•Raw material costs benefited from continued moderation in the rate of inflation.
•Manufacturing and other costs were negatively impacted by lower operating leverage and continued modest cost inflation of approximately 2%. The majority of units shipped in the first quarters of 2024 and 2023 were produced in the preceding fourth quarters in advance of the new model year launch. Production volumes were lower in the fourth quarter of 2023 compared to the fourth quarter of 2022, which resulted in a higher fixed cost per unit for units shipped in the first quarter of 2024 as compared to units shipped in the first quarter of 2023. The impact of lower operating leverage was partially offset by other productivity gains including reduced reliance on expedited freight as well as reduced ocean freight rates.
Operating expenses were up slightly in the first quarter of 2024 compared to the same period last year related to higher marketing and warranty expenses, partially offset by lower employee-related costs.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	March 31, 2024	March 31, 2023	Increase (Decrease)	% Change
Revenue	$4,704	$7,762	$(3,058)	(39.4)%
Cost of goods sold	8,645	6,498	2,147	33.0
Gross profit	(3,941)	1,264	(5,205)	NM
Selling, administrative and engineering expense	25,300	25,811	(511)	(2.0)
Operating loss	$(29,241)	$(24,547)	$(4,694)	19.1%

LiveWire motorcycle unit shipments	117	63	54	85.7%
During the first quarter of 2024, revenue decreased by $3.1 million, or 39.4%, compared to the first quarter of 2023. The decrease was primarily due to lower electric balance bike volumes and an unfavorable change in the mix of electric motorcycles sold during quarter as compared to the same period last year. Cost of sales increased by $2.1 million, or 33.0%, during the first quarter of 2024 compared to the first quarter of 2023 due to higher electric motorcycle volumes.

During the first quarter of 2024, selling, administrative and engineering expense remained relatively flat with the first quarter of 2023 as the Company continued to focus on product development.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023	Increase (Decrease)	% Change
Revenue:
Interest income	$211,335	$182,270	$29,065	15.9%
Other income	37,462	40,825	(3,363)	(8.2)
	248,797	223,095	25,702	11.5
Expenses:
Interest expense	88,739	73,549	15,190	20.7
Provision for credit losses	61,010	52,364	8,646	16.5
Operating expense	45,173	38,762	6,411	16.5
	194,922	164,675	30,247	18.4
Operating income	$53,875	$58,420	$(4,545)	(7.8)%
Interest income was higher for the first quarter of 2024 compared to the same period last year, primarily due to higher average outstanding finance receivables at a higher average yield. Other income decreased due to lower insurance and licensing revenue as well as lower investment income. Interest expense increased due to higher average interest rates on higher average outstanding debt and deposits.

The provision for credit losses increased $8.6 million compared to the first quarter of 2023, driven by higher actual credit losses partially offset by a favorable change in the allowance for credit losses. The favorable change in the allowance for credit losses was due to a reserve rate increase during the first quarter of 2023 compared to a flat reserve rate in the first quarter of 2024, partially offset by receivable growth.

The allowance for credit losses considers current economic conditions and the Company’s outlook on future conditions. At the end of the first quarter of 2024, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, elevated inflation levels, and muted consumer confidence.

Annualized losses on the Company's retail motorcycle loans were 3.74% during the first quarter of 2024 compared to 3.21% in the first quarter of 2023. The 30-day delinquency rate for retail motorcycle loans at March 31, 2024 increased to 4.00% from 3.74% at March 31, 2023. The unfavorable retail credit loss and delinquency performance was driven by several factors connected to the macro-economic environment and related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company experienced downward pressure on recovery values at auction.
Operating expenses increased $6.4 million compared to the first quarter of 2023 due in part to increased repossession costs, higher tax-related expenses, and unfavorable foreign currency rates partially offset by lower employee-related costs and a smaller loss on a securitization interest rate cap derivative valuation.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Balance, beginning of period	$381,966	$358,711
Provision for credit losses	61,010	52,364
Charge-offs, net of recoveries	(62,615)	(52,644)
Balance, end of period	$380,361	$358,431

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
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at March 31, 2024 were as follows (in thousands):

Cash and cash equivalents(a)	$1,464,614

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(502,521)
Net asset-backed U.S. commercial paper conduit committed facility availability	997,479

Asset-backed Canadian commercial paper conduit facility(b)(c)	92,294
Borrowings against committed facility	(88,333)
Net asset-backed Canadian commercial paper conduit facility	3,961

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(938,719)
Net credit facility availability	481,281
$2,947,335
(a)Includes $141.0 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months, which the Company expects to renew prior to expiration.(1)
(c)C$125.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at March 31, 2024.

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of March 31, 2024 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$103,997	$46,677
Net cash used by investing activities	(112,500)	(70,586)
Net cash provided by financing activities	(25,925)	178,590
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,020)	3,820
Net increase in cash, cash equivalents and restricted cash	$(41,448)	$158,501
Operating Activities
Cash flow provided by operating activities in the first three months of 2024 compared to the first three months of 2023 benefited from changes in working capital and lower net cash outflows related to wholesale finance receivables, partially offset by lower net income. Working capital was positively impacted primarily by favorable changes in accounts receivable compared to the first three months of 2023.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at March 31, 2024 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There are no required qualified pension plan contributions in 2024. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company has a liability for unrecognized tax benefits of $18.1 million and related accrued interest and penalties of $8.6 million as of March 31, 2024. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.

Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $46.4 million in the first three months of 2024 compared to $45.1 million in the same period last year. The Company's 2024 plan includes estimated capital investments between $225 million and $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables during the first three months of 2024 were $39.6 million higher compared to the same period last year due to lower retail finance receivable collections, partially offset by lower originations of finance receivables. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.173 and $0.165 per share totaling $24.4 million and $24.1 million during the first three months of 2024 and 2023, respectively.
Cash outflows for share repurchases were $107.8 million in the first three months of 2024 compared to $96.8 million in the same period last year. Share repurchases during the first three months of 2024 include $98.2 million or 2.5 million shares of common stock related to discretionary repurchases and $9.6 million or 0.3 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. As of March 31, 2024, there were 7.2 million shares remaining on a board-approved share repurchase authorization.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $0.1 billion in the first three months of 2024 compared to net cash inflows of $0.3 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Outstanding debt:
Unsecured commercial paper	$938,719	$501,243
Asset-backed Canadian commercial paper conduit facility	88,333	62,195
Asset-backed U.S. commercial paper conduit facility	502,521	372,816
Asset-backed securitization debt, net	1,644,626	2,257,799
Medium-term notes, net	3,288,993	3,245,591
Senior notes, net	746,258	745,192
	$7,209,450	$7,184,836

Deposits, net	$441,168	$369,311
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $441.2 million and $369.3 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 31, 2024 and March 31, 2023, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Credit Facilities – As of March 31, 2024, the Company had a $710.0 million five-year credit facility with a maturity in April 2025 and a $710.0 million five-year credit facility with a maturity in April 2027. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. On April 12, 2024, the Company extended its $710.0 million five-year credit facility that was due to mature in April 2025 so that it now matures in April 2029. It also conformed the language of the April 2027 facility in all respects other than maturity date.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of March 31, 2024 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at March 31, 2024 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$647,592(a)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$755,524(b)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
(a)€600.0 million par value remeasured to U.S. dollar at March 31, 2024
(b)€700.0 million par value remeasured to U.S. dollar at March 31, 2024
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $14.1 million and $14.0 million at March 31, 2024 and March 31, 2023, respectively. There were no medium-term note maturities during the first quarter of 2024. During the first quarter of 2023, $350.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2023, the Company renewed its facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$125.0 million. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment of C$125.0 million. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 31, 2024, the Canadian Conduit had an expiration date of June 28, 2024.
During the first quarter of 2024, the Company transferred $34.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $28.6 million. There were no finance receivable transfers under the Canadian Conduit during the first quarter of 2023.

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In November 2023, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lenders’ discretion. At March 31, 2023, $72.8 million remained outstanding under the uncommitted additional borrowings previously allowed. During 2023, the remaining balance of these uncommitted additional borrowings was paid in full. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
During the first quarter of 2024, the Company transferred $334.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $306.0 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2023.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2024, the U.S. Conduit Facility had an expiration date of November 20, 2024.
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
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2024. During the first quarter of 2023, the Company transferred $628.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $550.0 million, or $547.7 million net of discount and issuance costs, of secured notes through an on-balance sheet asset-backed securitization transaction.
Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. may borrow up to $200.0 million at market interest rates with an expiration date of July 27, 2024. Harley-Davidson Financial Services, Inc. did not borrow on the line of credit during the first quarter of 2024 or 2023 and had no outstanding borrowings owed to Harley-Davidson, Inc. under this agreement as of March 31, 2024.
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
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire may obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated on the date of each advance and as of each June 1 and December 1 thereafter. The interest rate is calculated based on the sum of (i) the forward-

looking term rate based on SOFR for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of LiveWire. The Convertible Term Loan includes negative covenants restricting the ability of LiveWire to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by LiveWire at maturity, unless otherwise agreed between Harley-Davidson, Inc. and LiveWire, the Convertible Term Loan will be converted to equity of LiveWire Group, Inc. at a conversion price per share of LiveWire Group, Inc. common stock equal to 90% of the volume weighted average price per share of common stock for the 30 trading days immediately preceding the conversion date. As of March 31, 2024, there was no outstanding balance under the Convertible Term Loan.
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
As of March 31, 2024, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or natural disasters and longer shipping times and increased logistics costs; (c) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (d) maintain and enhance the value of the Harley-Davidson brand; (e) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; and (iii) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023; (f) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (g) successfully carry out its global manufacturing and assembly operations; (h) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (i) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (j) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (k) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine and the Red Sea conflict; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) prevent, detect and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) successfully manage and reduce costs throughout the business; (o) manage risks related to a resurgence of the COVID-19 pandemic, emergence of a new pandemic, epidemic, disease outbreak or other public health crises, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (p) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (q) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (ii) the denial of the Company’s application for temporary relief from the effect of the revocation of the BOI decisions; (r) continue to develop and maintain a productive relationship with Zhejiang Qianjiang Motorcycle Co., Ltd. and launch related products in a timely manner and that meet or exceed customers' expectations; (s) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (t) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company’s ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the incremental tariffs on motorcycles imported into the EU from the U.S., which was extended to March 31, 2025; (u) accurately predict the margins of its segments in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (v) successfully maintain a manner in which to sell motorcycles in China and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (w) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (x) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (y) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (z) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (aa) prevent a ransomware attack or cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding cybersecurity and data privacy; (bb) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (cc) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (dd) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (ee) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (ff) manage its exposure to product liability claims and commercial or contractual disputes; (gg) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (hh) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; and (ii) optimize capital allocation in light of the Company's capital allocation priorities.
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
HDFS' retail credit losses have normalized in recent quarters to higher levels after a period of historically low levels of credit losses. Further, the Company believes that HDFS's retail credit losses will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS’s efforts to adjust underwriting criteria based on market and economic conditions and the actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses.
The Company's operations, demand for its products, and its liquidity could be adversely impacted by work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or other factors. Refer to Risk Factors under Item 1.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.

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
HDMC Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. There have been no material changes to the foreign currency exchange rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
The Company purchases commodities for the use in the production of motorcycles. As a result, HDMC segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. There have been no material changes to the commodity market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
HDFS Segment
The Company has interest rate-sensitive financial instruments including financial receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its asset-backed securitization transactions. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
HDFS also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates, which it does not hedge. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At March 31, 2024, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further information concerning the Company's market risk.

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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which have not materially changed except as set forth below. This risk factor has been updated to reflect the new expiration date of the current collective bargaining agreement with hourly employees in Wisconsin.
•The Company's motorcycle operations are dependent upon unionized labor. A substantial portion of the hourly production employees working in the Company's motorcycle operations are represented by unions and covered by collective bargaining agreements. The Company is currently a party to three collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. The current collective bargaining agreement with hourly employees in Pennsylvania will expire on October 15, 2027 and the agreements with employees in Wisconsin will expire on March 31, 2029. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. The Company's decisions regarding opening, closing, expanding, contracting or restructuring its facilities may require changes to existing or new bargaining agreements. Failure to renew agreements when they expire or to establish new collective bargaining agreements on terms acceptable to the Company and the unions could result in the relocation of production facilities, work stoppages or other labor disruptions, which may have a material adverse effect on the Company’s business and results of operations.
The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended March 31, 2024:

2024 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	2,290	$35	2,290	9,683,221
February 1 to February 29	1,288,095	$37	1,288,095	8,653,111
March 1 to March 31	1,500,342	$40	1,500,342	7,155,043
	2,790,727	$39	2,790,727
In August 2023, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 2.5 million shares on a discretionary basis during the quarter ended March 31, 2024 under this authorization. As of March 31, 2024, 7.2 million shares remained under this authorization.
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
The amount of capital to be allocated to share repurchases is approved periodically by the Company’s Board of Directors, taking into account the Company’s expected cash flow over time. The specific number of shares repurchased, if any, and the timing of repurchases are determined by Company management from time to time and will depend on a number of factors, including share price, trading volume, and general market conditions, as well as on working capital requirements, general business conditions, and other factors.
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2024, the Company acquired 262,549 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 5. Other Information
During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1
Third Amended and Restated 5-Year Credit Agreement, dated as of April 12, 2024, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JP Morgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the Second Amended and Restated 5-Year Credit Agreement, dated April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JP Morgan Chase Bank, N.A., as among other things, global administrating agent

4.2
Third Amended and Restated 7-Year Credit Agreement, dated as of April 12, 2024, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JP Morgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the Second Amended and Restated 7-Year Credit Agreement, dated April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JP Morgan Chase Bank, N.A., as among other things, global administrating agent

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

HARLEY-DAVIDSON, INC.

Date: May 6, 2024	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer
(Principal financial officer)

Date: May 6, 2024	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)