Form 10-Q
period 2024-06-30
HARLEY-DAVIDSON, INC.
filed 2024-08-07
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 131,620,992 shares of common stock as of July 26, 2024.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Motorcycles and related products	$1,355,354	$1,205,162	$2,836,164	$2,770,753
Financial services	263,539	240,361	512,336	463,456
	1,618,893	1,445,523	3,348,500	3,234,209
Costs and expenses:
Motorcycles and related products cost of goods sold	924,012	790,628	1,947,693	1,797,929
Financial services interest expense	93,741	86,005	182,480	159,554
Financial services provision for credit losses	56,030	57,278	117,040	109,642
Selling, administrative and engineering expense	304,008	290,274	597,105	576,137
	1,377,791	1,224,185	2,844,318	2,643,262
Operating income	241,102	221,338	504,182	590,947
Other income, net	15,879	7,226	36,443	27,322
Investment income	14,811	11,151	29,215	21,176
Interest expense	7,680	7,696	15,359	15,416
Income before income taxes	264,112	232,019	554,481	624,029
Income tax provision	48,706	58,189	106,842	148,370
Net income	215,406	173,830	447,639	475,659
Less: Loss attributable to noncontrolling interests	2,863	4,209	5,571	6,470
Net income attributable to Harley-Davidson, Inc.	$218,269	$178,039	$453,210	$482,129
Earnings per share:
Basic	$1.64	$1.24	$3.36	$3.33
Diluted	$1.63	$1.22	$3.34	$3.27
Cash dividends per share	$0.1725	$0.1650	$0.3450	$0.3300
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$215,406	$173,830	$447,639	$475,659
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,895)	(19,637)	(38,189)	(9,516)
Derivative financial instruments	2,403	19,126	6,924	(2,756)
Pension and postretirement benefit plans	(824)	(961)	(1,647)	(1,923)
	(5,316)	(1,472)	(32,912)	(14,195)
Comprehensive income	210,090	172,358	414,727	461,464
Less: Comprehensive loss attributable to noncontrolling interests	2,863	4,209	5,571	6,470
Comprehensive income attributable to Harley-Davidson, Inc.	$212,953	$176,567	$420,298	$467,934
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2024	December 31, 2023	June 30, 2023
ASSETS
Cash and cash equivalents	$1,849,159	$1,533,806	$1,521,940
Accounts receivable, net	321,285	267,200	329,487
Finance receivables, net of allowance of $67,626, $67,035, and $65,541	2,472,784	2,113,729	1,979,645
Inventories, net	668,924	929,951	846,033
Restricted cash	137,486	104,642	135,618
Other current assets	188,002	214,401	201,702
Current assets	5,637,640	5,163,729	5,014,425
Finance receivables, net of allowance of $325,891, $314,931, and $316,239	5,545,780	5,384,536	5,530,221
Property, plant and equipment, net	720,423	731,724	688,116
Pension and postretirement assets	438,805	413,107	353,004
Goodwill	62,152	62,696	62,451
Deferred income taxes	158,580	161,184	145,368
Lease assets	61,916	69,650	73,226
Other long-term assets	134,946	153,928	148,750
	$12,760,242	$12,140,554	$12,015,561
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$377,067	$349,162	$359,425
Accrued liabilities	661,167	646,859	590,685
Short-term deposits, net	206,972	253,309	216,293
Short-term debt	497,792	878,935	695,356
Current portion of long-term debt, net	2,021,344	1,255,999	604,700
Current liabilities	3,764,342	3,384,264	2,466,459
Long-term deposits, net	297,121	194,473	223,618
Long-term debt, net	4,949,871	4,990,586	5,765,246
Lease liabilities	45,355	51,848	56,110
Pension and postretirement liabilities	58,886	59,772	66,801
Deferred income taxes	33,497	33,514	31,519
Other long-term liabilities	177,854	173,802	215,952
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,720	1,712	1,712
Additional paid-in-capital	1,775,049	1,752,435	1,722,853
Retained earnings	3,506,776	3,100,925	2,924,585
Accumulated other comprehensive loss	(337,874)	(304,962)	(356,124)
Treasury stock, at cost	(1,507,913)	(1,297,302)	(1,104,130)
Total Harley-Davidson, Inc. shareholders' equity	3,437,758	3,252,808	3,188,896
Noncontrolling interest	(4,442)	(513)	960
Total equity	3,433,316	3,252,295	3,189,856
	$12,760,242	$12,140,554	$12,015,561

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2024	December 31, 2023	June 30, 2023
Balances held by consolidated variable interest entities (Note 10):
Finance receivables, net - current	$581,314	$533,262	$516,423
Other assets	$6,438	$8,785	$10,632
Finance receivables, net - non-current	$2,136,611	$1,934,113	$2,053,605
Restricted cash - current and non-current	$144,755	$110,580	$140,102
Current portion of long-term debt, net	$656,993	$577,203	$583,367
Long-term debt, net	$1,700,345	$1,533,423	$1,659,584
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities (Note 6)	$577,642	$410,520
Cash flows from investing activities:
Capital expenditures	(87,835)	(86,526)
Origination of finance receivables	(2,095,952)	(2,128,983)
Collections on finance receivables	1,786,964	1,869,463
Other investing activities	(206)	850
Net cash used by investing activities	(397,029)	(345,196)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	495,856	1,446,304
Repayments of medium-term notes	—	(1,056,680)
Proceeds from securitization debt	547,618	547,706
Repayments of securitization debt	(506,489)	(645,377)
Borrowings of asset-backed commercial paper	351,429	33,547
Repayments of asset-backed commercial paper	(125,654)	(129,961)
Net decrease in unsecured commercial paper	(379,743)	(75,229)
Net increase in deposits	56,007	122,288
Dividends paid	(47,359)	(48,193)
Repurchase of common stock	(209,675)	(169,645)
Other financing activities	8	76
Net cash provided by financing activities	181,998	24,836
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,821)	(490)
Net increase in cash, cash equivalents and restricted cash	$351,790	$89,670

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,648,811	$1,579,177
Net increase in cash, cash equivalents and restricted cash	351,790	89,670
Cash, cash equivalents and restricted cash, end of period	$2,000,601	$1,668,847

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,849,159	$1,521,940
Restricted cash	137,486	135,618
Restricted cash included in Other long-term assets	13,956	11,289
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,000,601	$1,668,847
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2023	171,218,640	$1,712	$1,752,435	$3,100,925	$(304,962)	$(1,297,302)	$3,252,808	$(513)	$3,252,295
Net income (loss)	—	—	—	234,941	—	—	234,941	(2,708)	$232,233
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(27,596)	—	(27,596)	—	$(27,596)
Dividends ($0.1725 per share)	—	—	—	(24,385)	—	—	(24,385)	—	$(24,385)
Repurchase of common stock	—	—	—	—	—	(108,620)	(108,620)	—	$(108,620)
Share-based compensation	745,160	8	10,565	—	—	—	10,573	1,586	$12,159
Balance, March 31, 2024	171,963,800	1,720	1,763,000	3,311,481	(332,558)	(1,405,922)	3,337,721	(1,635)	3,336,086
Net income (loss)	—	—	—	218,269	—	—	218,269	(2,863)	$215,406
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,316)	—	(5,316)	—	$(5,316)
Dividends ($0.1725 per share)	—	—	—	(22,974)	—	—	(22,974)	—	$(22,974)
Repurchase of common stock	—	—	—	—	—	(102,870)	(102,870)	—	$(102,870)
Share-based compensation	5,124	—	12,049	—	—	879	12,928	56	$12,984
Balance, June 30, 2024	171,968,924	1,720	1,775,049	3,506,776	(337,874)	(1,507,913)	3,437,758	(4,442)	3,433,316
	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2022	170,400,212	$1,704	$1,688,159	$2,490,649	$(341,929)	$(935,064)	$2,903,519	$3,289	$2,906,808
Net income (loss)	—	—	—	304,090	—	—	304,090	(2,261)	$301,829
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(12,723)	—	(12,723)	—	$(12,723)
Dividends ($0.1650 per share)	—	—	—	(24,123)	—	—	(24,123)	—	$(24,123)
Repurchase of common stock	—	—	—	—	—	(96,767)	(96,767)	—	$(96,767)
Share-based compensation	733,658	7	19,055	—	—	—	19,062	1,763	$20,825
Balance, March 31, 2023	171,133,870	1,711	1,707,214	2,770,616	(354,652)	(1,031,831)	3,093,058	2,791	3,095,849
Net income (loss)	—	—	—	178,039	—	—	178,039	(4,209)	$173,830
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(1,472)	—	(1,472)	—	$(1,472)
Dividends ($0.1650 per share)	—	—	—	(24,070)	—	—	(24,070)	—	$(24,070)
Repurchase of common stock	—	—	—	—	—	(74,184)	(74,184)	—	$(74,184)
Share-based compensation	38,173	1	15,639	—	—	1,885	17,525	2,378	$19,903
Balance, June 30, 2023	171,172,043	1,712	1,722,853	2,924,585	(356,124)	(1,104,130)	3,188,896	960	3,189,856
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $(3.8) million and $1.1 million for the three month periods ended June 30, 2024 and June 30, 2023, respectively, and $(6.7) million and $4.5 million for the six month periods ended June 30, 2024 and June 30, 2023, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of June 30, 2024 and June 30, 2023, the Consolidated statements of operations for the three and six month periods then ended, the Consolidated statements of comprehensive income for the three and six month periods then ended, the Consolidated statements of cash flows for the six month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the six month periods ended June 30, 2024 and June 30, 2023.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
HDMC:
Motorcycles	$1,068,693	$890,919	$2,290,233	$2,193,297
Parts and accessories	193,865	215,520	360,058	383,192
Apparel	63,393	66,356	127,504	137,747
Licensing	5,485	5,116	14,414	11,326
Other	17,470	20,225	32,803	30,403
	1,348,906	1,198,136	2,825,012	2,755,965
LiveWire	6,448	7,026	11,152	14,788
Motorcycles and related products revenue	1,355,354	1,205,162	2,836,164	2,770,753

HDFS:
Interest income	222,578	196,809	433,913	379,079
Other	40,961	43,552	78,423	84,377
Financial services revenue	263,539	240,361	512,336	463,456
	$1,618,893	$1,445,523	$3,348,500	$3,234,209
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

	June 30, 2024	June 30, 2023
Balance, beginning of period	$47,091	$44,100
Balance, end of period	$52,717	$43,191
Previously recorded contract liabilities recognized as revenue in the three months ended June 30, 2024 and June 30, 2023 were $7.6 million and $6.5 million, respectively, and $14.9 million and $13.4 million in the six months ended June 30, 2024 and June 30, 2023, respectively. The Company expects to recognize approximately $22.7 million of the remaining unearned revenue over the next 12 months and $30.0 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the six months ended June 30, 2024 was 19.3% compared to 23.8% for the six months ended June 30, 2023. The decrease in the effective tax rate for the six months ended June 30, 2024 was attributable to changes in the mix of earnings for foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income attributable to Harley-Davidson, Inc.	$218,269	$178,039	$453,210	$482,129

Basic weighted-average shares outstanding	133,412	143,414	134,759	144,724
Effect of dilutive securities – employee stock compensation plan	697	2,373	754	2,627
Diluted weighted-average shares outstanding	134,109	145,787	135,513	147,351
Net earnings per share:
Basic	$1.64	$1.24	$3.36	$3.33
Diluted	$1.63	$1.22	$3.34	$3.27
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.5 million and 1.3 million shares for the three months ended June 30, 2024 and June 30, 2023, respectively, and 1.1 million and 1.3 million shares for the six months ended June 30, 2024 and June 30, 2023, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Mutual funds	$34,392	$34,079	$35,175
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Motorcycle finished goods inventories include motorcycles that are ready for sale and motorcycles that are substantially complete but awaiting installation of certain components. Inventories, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Raw materials and work in process	$297,580	$389,221	$406,560
Motorcycle finished goods	368,692	514,964	391,528
Parts and accessories and apparel	133,477	150,844	171,367
Inventory at lower of FIFO cost or net realizable value	799,749	1,055,029	969,455
Excess of FIFO over LIFO cost	(130,825)	(125,078)	(123,422)
	$668,924	$929,951	$846,033
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $504.1 million, $447.8 million, and $439.9 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Future maturities of the Company's certificates of deposit as of June 30, 2024 were as follows (in thousands):

2024	$85,312
2025	133,492
2026	187,779
2027	98,578
Thereafter	—
Future maturities	505,161
Unamortized fees	(1,068)
$504,093
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$447,639	$475,659
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	80,376	72,225
Amortization of deferred loan origination costs	36,466	44,393
Amortization of financing origination fees	6,793	6,508
Provision for long-term employee benefits	(26,143)	(33,656)
Employee benefit plan contributions and payments	(2,593)	(2,882)
Stock compensation expense	28,995	44,413
Net change in wholesale finance receivables related to sales	(388,030)	(267,942)
Provision for credit losses	117,040	109,642
Deferred income taxes	146	(4,251)
Other, net	14,965	(31,160)
Changes in current assets and liabilities:
Accounts receivable, net	(65,927)	(79,531)
Finance receivables – accrued interest and other	2,759	3,189
Inventories, net	235,539	94,636
Accounts payable and accrued liabilities	64,166	(16,047)
Other current assets	25,451	(4,676)
	130,003	(65,139)
Net cash provided by operating activities	$577,642	$410,520
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

Finance receivables, net were as follows (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Retail finance receivables	$6,993,930	$6,818,699	$6,955,514
Wholesale finance receivables	1,418,151	1,061,532	936,132
	8,412,081	7,880,231	7,891,646
Allowance for credit losses	(393,517)	(381,966)	(381,780)
	$8,018,564	$7,498,265	$7,509,866
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the second quarter of 2024, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels and muted consumer confidence.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance for credit losses balance. These factors include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, and changes in other portfolio-specific loan characteristics. During the first half of 2024, the Company experienced increased retail credit losses driven by several factors connected to the macro-economic environment and related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company experienced downward pressure on recovery values at auction during the first half of 2024.
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
Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$365,411	$14,950	$380,361	$367,037	$14,929	$381,966
Provision for credit losses	55,289	741	56,030	116,278	762	117,040
Charge-offs	(60,712)	—	(60,712)	(142,080)	—	(142,080)
Recoveries	17,838	—	17,838	36,591	—	36,591
Balance, end of period	$377,826	$15,691	$393,517	$377,826	$15,691	$393,517
	Three months ended June 30, 2023			Six months ended June 30, 2023
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$343,600	$14,831	$358,431	$345,275	$13,436	$358,711
Provision for credit losses	57,248	30	57,278	108,217	1,425	109,642
Charge-offs	(50,437)	—	(50,437)	(118,445)	—	(118,445)
Recoveries	16,508	—	16,508	31,872	—	31,872
Balance, end of period	$366,919	$14,861	$381,780	$366,919	$14,861	$381,780
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

The amortized cost along with period gross charge-offs of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	June 30, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$684,675	$858,653	$575,749	$282,472	$103,657	$53,898	$2,559,104
Prime	682,513	988,918	810,245	462,594	194,018	136,465	3,274,753
Sub-prime	207,576	275,532	222,858	150,961	78,021	72,736	1,007,684
	1,574,764	2,123,103	1,608,852	896,027	375,696	263,099	6,841,541
Canadian Retail:
Super prime	25,927	38,107	23,842	12,492	5,744	2,558	108,670
Prime	6,535	11,106	8,880	5,513	3,232	2,680	37,946
Sub-prime	1,282	1,593	1,213	537	643	505	5,773
	33,744	50,806	33,935	18,542	9,619	5,743	152,389
	$1,608,508	$2,173,909	$1,642,787	$914,569	$385,315	$268,842	$6,993,930
Gross charge-offs for the six months ended June 30, 2024:
U.S. Retail	$615	$42,843	$48,949	$26,374	$11,088	$9,932	$139,801
Canadian Retail	—	740	704	398	187	250	2,279
	$615	$43,583	$49,653	$26,772	$11,275	$10,182	$142,080

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$1,066,321	$729,339	$376,474	$151,004	$70,627	$27,013	$2,420,778
Prime	1,173,463	993,417	584,305	259,995	139,011	78,880	3,229,071
Sub-prime	333,099	275,964	189,688	101,437	63,393	44,568	1,008,149
	2,572,883	1,998,720	1,150,467	512,436	273,031	150,461	6,657,998
Canadian Retail:
Super prime	48,705	31,733	17,744	9,241	4,521	1,524	113,468
Prime	13,764	11,434	7,336	4,390	2,728	1,838	41,490
Sub-prime	1,846	1,546	739	817	525	270	5,743
	64,315	44,713	25,819	14,448	7,774	3,632	160,701
	$2,637,198	$2,043,433	$1,176,286	$526,884	$280,805	$154,093	$6,818,699
Gross charge-offs for the year ended December 31, 2023:
U.S. Retail	$20,047	$102,387	$74,212	$30,896	$18,088	$14,655	$260,285
Canadian Retail	527	1,004	866	472	278	483	3,630
	$20,574	$103,391	$75,078	$31,368	$18,366	$15,138	$263,915

	June 30, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$653,241	$900,693	$483,064	$204,865	$108,690	$52,889	$2,403,442
Prime	744,143	1,197,541	719,455	334,005	192,671	132,899	3,320,714
Sub-prime	203,996	341,127	236,686	128,806	83,042	69,723	1,063,380
	1,601,380	2,439,361	1,439,205	667,676	384,403	255,511	6,787,536
Canadian Retail:
Super prime	29,516	39,496	23,265	13,012	7,952	3,296	116,537
Prime	9,836	13,856	8,895	5,755	3,733	3,063	45,138
Sub-prime	1,287	1,868	1,021	994	666	467	6,303
	40,639	55,220	33,181	19,761	12,351	6,826	167,978
	$1,642,019	$2,494,581	$1,472,386	$687,437	$396,754	$262,337	$6,955,514
Gross charge-offs for the six months ended June 30, 2023:
U.S. Retail	$738	$44,340	$37,534	$16,365	$9,518	$8,354	$116,849
Canadian Retail	—	492	421	205	128	350	1,596
	$738	$44,832	$37,955	$16,570	$9,646	$8,704	$118,445
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	June 30, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$2,738	$2,672	$145	$—	$—	$5	$5,560
Doubtful	5,105	4,661	144	—	—	9	9,919
Substandard	11,038	4,943	98	—	—	—	16,079
Special Mention	2,934	986	96	—	—	211	4,227
Medium Risk	—	—	—	—	—	—	—
Low Risk	1,088,176	236,891	41,749	3,877	3,716	7,957	1,382,366
	$1,109,991	$250,153	$42,232	$3,877	$3,716	$8,182	$1,418,151

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	10,934	258	—	—	5	—	11,197
Special Mention	641	30	—	—	—	—	671
Medium Risk	2,905	—	—	—	—	—	2,905
Low Risk	961,519	66,757	5,107	4,962	7,786	628	1,046,759
	$975,999	$67,045	$5,107	$4,962	$7,791	$628	$1,061,532

	June 30, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Medium Risk	—	—	—	—	—	—	—
Low Risk	746,491	165,620	7,060	5,779	8,665	2,517	936,132
	$746,491	$165,620	$7,060	$5,779	$8,665	$2,517	$936,132
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against Financial Services interest income when the account is charged-off. The Company reversed $7.6 million and $6.2 million of accrued interest against Financial Services interest income during the three months ended June 30, 2024 and June 30, 2023, respectively, and $17.1 million and $13.4 million during the six months ended June 30, 2024 and June 30,2023, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of June 30, 2024, December 31, 2023, and June 30, 2023, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and six months ended June 30, 2024 or June 30, 2023. As such, the Company did not reverse any wholesale accrued interest in those periods. During the three month period ended June 30, 2024, $5.6 million of wholesale finance receivables related to two dealers were classified as non-accrual. There were no dealers on non-accrual status at December 31, 2023 or June 30, 2023.
The aging analysis of the Company's finance receivables was as follows (in thousands):

	June 30, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,753,883	$148,590	$49,790	$41,667	$240,047	$6,993,930
Wholesale finance receivables	1,417,053	715	219	164	1,098	1,418,151
	$8,170,936	$149,305	$50,009	$41,831	$241,145	$8,412,081

	December 31, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,516,342	$168,027	$67,033	$67,297	$302,357	$6,818,699
Wholesale finance receivables	1,060,561	763	25	183	971	1,061,532
	$7,576,903	$168,790	$67,058	$67,480	$303,328	$7,880,231

	June 30, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,730,985	$134,418	$47,207	$42,904	$224,529	$6,955,514
Wholesale finance receivables	934,562	1,543	26	1	1,570	936,132
	$7,665,547	$135,961	$47,233	$42,905	$226,099	$7,891,646
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of June 30, 2024, December 31, 2023, and June 30, 2023. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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
Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in Other comprehensive (loss) income (OCI) and subsequently reclassified into income when the hedged item affects income. Refer to Note 15 of the Notes to Consolidated financial statements for more detail on derivatives activity included in accumulated other comprehensive income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a designated hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in income. Cash flow activity associated with the Company's derivative financial instruments is recorded in Cash flows from operating activities on the Consolidated statement of cash flows. Derivative assets and liabilities are reported in Other current assets and Accrued liabilities on the Consolidated balance sheets, respectively, other than long-term balances noted below.
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	June 30, 2024			December 31, 2023			June 30, 2023
	Notional Value	Assets	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)
Foreign currency contracts	$451,331	$8,789	$1,069	$540,088	$3,529	$9,194	$484,914	$6,612	$8,324
Commodity contracts	698	18	20	642	—	134	875	—	127
Cross-currency swaps	1,420,560	—	33,206	1,420,560	15,080	3,160	1,420,560	5,539	20,104
	$1,872,589	$8,807	$34,295	$1,961,290	$18,609	$12,488	$1,906,349	$12,151	$28,555

	Derivative Financial Instruments Not Designated as Hedging Instruments
	June 30, 2024			December 31, 2023			June 30, 2023
	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities
Commodity contracts	$3,750	$9	$160	$5,637	$—	$318	$9,453	$7	$795
Interest rate caps	430,005	260	—	617,859	464	—	823,912	2,666	—
	$433,755	$269	$160	$623,496	$464	$318	$833,365	$2,673	$795
(a)Includes $5.3 million and $20.1 million of cross-currency swaps recorded in Other long-term liabilities as of June 30, 2024 and June 30, 2023, respectively, with all remaining amounts recorded in Accrued liabilities.
(b)Includes $15.1 million and $5.5 million of cross-currency swaps recorded in Other long-term assets as of December 31, 2023 and June 30, 2023 with all remaining amounts recorded in Other current assets.
(c)Includes $0.3 million, $0.5 million, and $2.7 million of interest rate caps recorded in Other long-term assets as of June 30, 2024, December 31, 2023, and June 30, 2023 respectively, with all remaining amounts recorded in Other current assets.
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign currency contracts	$6,875	$5,671	$22,781	$3,965	$3,447	$(2,067)	$6,969	$4,223
Commodity contracts	(10)	(107)	(113)	(416)	(93)	(320)	(244)	(699)
Cross-currency swaps	(6,682)	20,130	(45,126)	21,546	(10,413)	3,220	(42,146)	24,845
Treasury rate lock contracts	(4,293)	—	(4,293)	1,139	(41)	(203)	(37)	(269)
Swap rate lock contracts	—	—	—	(1,780)	(148)	73	(296)	68
	$(4,110)	$25,694	$(26,751)	$24,454	$(7,248)	$703	$(35,754)	$28,168

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended June 30, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$924,012	$304,008	$7,680	$93,741

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	3,447	—	—	—
Commodity contracts	(93)	—	—	—
Cross-currency swaps	—	(10,413)	—	—
Treasury rate lock contracts	—	—	(91)	50
Swap rate lock contracts	—	—	—	(148)
	Three months ended June 30, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$790,628	$290,274	$7,696	$86,005

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(2,067)	—	—	—
Commodity contracts	(320)	—	—	—
Cross-currency swaps	—	3,220	—	—
Treasury rate lock contracts	—	—	(90)	(113)
Swap rate lock contracts	—	—	—	73

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Six months ended June 30, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,947,693	$597,105	$15,359	$182,480

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	6,969	—	—	—
Commodity contracts	(244)	—	—	—
Cross-currency swaps	—	(42,146)	—	—
Treasury rate lock contracts	—	—	(182)	145
Swap rate lock contracts	—	—	—	(296)
	Six months ended June 30, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,797,929	$576,137	$15,416	$159,554

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	4,223	—	—	—
Commodity contracts	(699)	—	—	—
Cross-currency swaps	—	24,845	—	—
Treasury rate lock contracts	—	—	(181)	(88)
Swap rate lock contracts	—	—	—	68
The amount of net loss included in Accumulated other comprehensive loss (AOCL) at June 30, 2024, estimated to be reclassified into income over the next 12 months was $29.6 million.
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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign currency contracts	$779	$(310)	$2,694	$(937)
Commodity contracts	(184)	(1,278)	(193)	(1,377)
Interest rate caps	(68)	1,252	(205)	294
	$527	$(336)	$2,296	$(2,020)
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

9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Unsecured commercial paper	$497,792	$878,935	$695,356
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		June 30, 2024	December 31, 2023	June 30, 2023
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$91,379	$70,742	$84,269
Asset-backed U.S. commercial paper conduit facility		435,930	233,258	318,406
Asset-backed securitization debt		1,928,141	1,884,629	1,932,779
Unamortized discounts and debt issuance costs		(6,733)	(7,261)	(8,234)
		2,448,717	2,181,368	2,327,220
Unsecured notes (at par value):
Medium-term notes:
Due in 2024, issued November 2019(a)	3.14%	642,786	662,238	653,484
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2026, issued April 2023(b)	6.36%	749,917	772,610	762,398
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	700,000	700,000
Due in 2029, issued June 2024	5.95%	500,000	—	—
Unamortized discounts and debt issuance costs		(16,643)	(15,710)	(18,878)
		3,776,060	3,319,138	3,297,004
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(3,562)	(3,921)	(4,278)
		746,438	746,079	745,722
		4,522,498	4,065,217	4,042,726
Long-term debt		6,971,215	6,246,585	6,369,946
Current portion of long-term debt, net		(2,021,344)	(1,255,999)	(604,700)
Long-term debt, net		$4,949,871	$4,990,586	$5,765,246
(a)€600.0 million par value remeasured to U.S. dollar at June 30, 2024, December 31, 2023, and June 30, 2023, respectively
(b)€700.0 million par value remeasured to U.S. dollar at June 30, 2024, December 31, 2023, and June 30, 2023, respectively

Future principal payments of the Company's debt obligations as of June 30, 2024 were as follows (in thousands):

2024	$1,549,180
2025	1,822,509
2026	1,431,918
2027	985,174
2028	906,942
Thereafter	800,222
Future principal payments	7,495,945
Unamortized discounts and debt issuance costs	(26,938)
$7,469,007
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	June 30, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,404,604	$(130,484)	$116,550	$4,685	$2,395,355	$1,921,408
Asset-backed U.S. commercial paper conduit facility	469,244	(25,439)	28,205	1,753	473,763	435,930
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	105,710	(4,744)	6,687	142	107,795	91,379
	$2,979,558	$(160,667)	$151,442	$6,580	$2,976,913	$2,448,717

	December 31, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,348,817	$(126,882)	$94,137	$6,719	$2,322,791	$1,877,368
Asset-backed U.S. commercial paper conduit facility	259,441	(14,001)	16,443	2,066	263,949	233,258
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	81,916	(3,667)	4,425	211	82,885	70,742
	$2,690,174	$(144,550)	$115,005	$8,996	$2,669,625	$2,181,368

	June 30, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,361,561	$(124,796)	$115,616	$8,977	$2,361,358	$1,924,545
Asset-backed U.S. commercial paper conduit facility	351,848	(18,585)	24,486	1,655	359,404	318,406
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	96,278	(4,235)	6,805	169	99,017	84,269
	$2,809,687	$(147,616)	$146,907	$10,801	$2,819,779	$2,327,220
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs that in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2025 to 2031.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2024			2023
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$628.5	$550.0	$547.7
Second quarter	607.8	550.0	547.6	0.0	0.0	0.0
	$607.8	$550.0	$547.6	$628.5	$550.0	$547.7
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In November 2023, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lenders’ discretion. At June 30, 2023, $18.4 million remained outstanding under the uncommitted additional borrowings previously allowed. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to November 2022, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2024, the U.S. Conduit Facility had an expiration date of November 20, 2024.
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
There were no finance receivable transfers under the U.S. Conduit Facility during the second quarter of 2024 or first half of 2023. During the first quarter of 2024, the Company transferred $334.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $306.0 million of debt under the U.S. Conduit Facility.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2024, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$165.0 million, which was a C$40.0 million increase in the total commitment. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2024, the Canadian Conduit had an expiration date of June 30, 2025.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $16.4 million at June 30, 2024. The maximum exposure is not an indication of the Company's expected loss exposure.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in millions):

	2024		2023
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$34.9	$28.6	$—	$—
Second quarter	20.6	16.9	40.5	33.5
	$55.5	$45.5	$40.5	$33.5
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2024
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,435,709	$1,296,000	$139,709
Marketable securities	34,392	34,392	—
Derivative financial instruments	9,076	—	9,076
	$1,479,177	$1,330,392	$148,785
Liabilities:
Derivative financial instruments	$34,455	$—	$34,455
LiveWire warrants	5,769	3,774	1,995
	$40,224	$3,774	$36,450
	December 31, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,067,755	$898,000	$169,755
Marketable securities	34,079	34,079	—
Derivative financial instruments	19,073	—	19,073
	$1,120,907	$932,079	$188,828
Liabilities:
Derivative financial instruments	$12,806	$—	$12,806
LiveWire warrants	12,319	8,059	4,260
	$25,125	$8,059	$17,066
	June 30, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$972,567	$738,000	$234,567
Marketable securities	35,175	35,175	—
Derivative financial instruments	14,824	—	14,824
	$1,022,566	$773,175	$249,391
Liabilities:
Derivative financial instruments	$29,350	$—	$29,350
LiveWire warrants	18,757	$12,300	$6,457
	$48,107	$12,300	$35,807

Nonrecurring Fair Value Measurements – Repossessed inventory was $25.5 million, $28.0 million and $24.2 million as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively, for which the fair value adjustment was a decrease of $10.1 million, $18.6 million and $5.2 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	June 30, 2024		December 31, 2023		June 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$8,041,027	$8,018,564	$7,500,263	$7,498,265	$7,536,523	$7,509,866
Liabilities:
Deposits, net	$516,621	$504,093	$460,766	$447,782	$459,497	$439,911
Debt:
Unsecured commercial paper	$497,792	$497,792	$878,935	$878,935	$695,356	$695,356
Asset-backed U.S. commercial paper conduit facility	$435,930	$435,930	$233,258	$233,258	$318,406	$318,406
Asset-backed Canadian commercial paper conduit facility	$91,379	$91,379	$70,742	$70,742	$84,269	$84,269
Asset-backed securitization debt	$1,918,596	$1,921,408	$1,872,215	$1,877,368	$1,903,422	$1,924,545
Medium-term notes	$3,762,182	$3,776,060	$3,308,952	$3,319,138	$3,191,435	$3,297,004
Senior notes	$678,553	$746,438	$674,787	$746,079	$681,581	$745,722
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

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance, beginning of period	$67,159	$74,668	$64,144	$75,960
Warranties issued during the period	14,556	10,058	29,188	21,985
Settlements made during the period	(16,091)	(14,528)	(29,846)	(26,579)
Recalls and changes to pre-existing warranty liabilities	4,009	(4,907)	6,147	(6,075)
Balance, end of period	$69,633	$65,291	$69,633	$65,291
The liability for recall campaigns, included in the balance above, was $15.7 million, $18.9 million and $18.4 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.
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

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pension and SERPA Benefits:
Service cost	$1,175	$1,294	$2,350	$2,588
Interest cost	20,118	20,476	40,237	40,952
Expected return on plan assets	(33,143)	(36,519)	(66,286)	(73,038)
Amortization of unrecognized:
Prior service cost	188	188	376	376
Net gain	(163)	(181)	(326)	(362)
Settlement gain	—	—	—	(222)
Special retirement benefit cost	1,722	—	1,722	—
Net periodic benefit income	$(10,103)	$(14,742)	$(21,927)	$(29,706)
Postretirement Healthcare Benefits:
Service cost	$723	$797	$1,446	$1,594
Interest cost	2,694	2,772	5,388	5,544
Expected return on plan assets	(4,424)	(4,281)	(8,848)	(8,562)
Amortization of unrecognized:
Prior service cost (credit)	149	(166)	298	(332)
Net gain	(1,250)	(1,097)	(2,500)	(2,194)
Net periodic benefit income	$(2,108)	$(1,975)	$(4,216)	$(3,950)
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
15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended June 30, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(100,033)	$(2,080)	$(230,445)	$(332,558)
Other comprehensive loss, before reclassifications	(6,895)	(4,110)	—	(11,005)
Income tax benefit	—	1,006	—	1,006
	(6,895)	(3,104)	—	(9,999)
Reclassifications:
Net loss on derivative financial instruments	—	7,247	—	7,247
Prior service credits(a)	—	—	337	337
Actuarial gains(a)	—	—	(1,413)	(1,413)
Reclassifications before tax	—	7,247	(1,076)	6,171
Income tax (expense) benefit	—	(1,740)	252	(1,488)
	—	5,507	(824)	4,683
Other comprehensive (loss) income	(6,895)	2,403	(824)	(5,316)
Balance, end of period	$(106,928)	$323	$(231,269)	$(337,874)

	Three months ended June 30, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(70,150)	$(32,322)	$(252,180)	$(354,652)
Other comprehensive (loss) income, before reclassifications	(23,296)	25,694	—	2,398
Income tax benefit (expense)	3,659	(6,027)	—	(2,368)
	(19,637)	19,667	—	30
Reclassifications:
Net gain on derivative financial instruments	—	(703)	—	(703)
Prior service credits(a)	—	—	22	22
Actuarial gains(a)	—	—	(1,278)	(1,278)
Reclassifications before tax	—	(703)	(1,256)	(1,959)
Income tax benefit	—	162	295	457
	—	(541)	(961)	(1,502)
Other comprehensive (loss) income	(19,637)	19,126	(961)	(1,472)
Balance, end of period	$(89,787)	$(13,196)	$(253,141)	$(356,124)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

	Six months ended June 30, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,739)	$(6,601)	$(229,622)	$(304,962)
Other comprehensive loss, before reclassifications	(38,200)	(26,751)	—	(64,951)
Income tax benefit	11	6,419	—	6,430
	(38,189)	(20,332)	—	(58,521)
Reclassifications:
Net loss on derivative financial instruments	—	35,753	—	35,753
Prior service credits(a)	—	—	674	674
Actuarial gains(a)	—	—	(2,826)	(2,826)
Reclassifications before tax	—	35,753	(2,152)	33,601
Income tax (expense) benefit	—	(8,497)	505	(7,992)
	—	27,256	(1,647)	25,609
Other comprehensive (loss) income	(38,189)	6,924	(1,647)	(32,912)
Balance, end of period	$(106,928)	$323	$(231,269)	$(337,874)

	Six months ended June 30, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
Other comprehensive (loss) income, before reclassifications	(12,320)	24,454	—	12,134
Income tax benefit (expense)	2,804	(5,654)	—	(2,850)
	(9,516)	18,800	—	9,284
Reclassifications:
Net gain on derivative financial instruments	—	(28,168)	—	(28,168)
Prior service credits(a)	—	—	44	44
Actuarial gains(a)	—	—	(2,556)	(2,556)
Reclassifications before tax	—	(28,168)	(2,512)	(30,680)
Income tax benefit	—	6,612	589	7,201
	—	(21,556)	(1,923)	(23,479)
Other comprehensive loss	(9,516)	(2,756)	(1,923)	(14,195)
Balance, end of period	$(89,787)	$(13,196)	$(253,141)	$(356,124)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
HDMC:
Revenue	$1,348,906	$1,198,136	$2,825,012	$2,755,965
Gross profit	433,126	417,474	894,196	974,500
Selling, administrative and engineering expense	235,221	223,137	457,845	444,427
Operating income	197,905	194,337	436,351	530,073
LiveWire:
Revenue	6,448	7,026	11,152	14,788
Gross loss	(1,784)	(2,940)	(5,725)	(1,676)
Selling, administrative and engineering expense	26,382	29,044	51,682	54,855
Operating loss	(28,166)	(31,984)	(57,407)	(56,531)
HDFS:
Financial services revenue	263,539	240,361	512,336	463,456
Financial services expense	192,176	181,376	387,098	346,051
Operating income	71,363	58,985	125,238	117,405
Operating income	$241,102	$221,338	$504,182	$590,947
Total assets for the HDMC, LiveWire and HDFS segments were $3.6 billion, $0.2 billion and $8.9 billion, respectively, as of June 30, 2024, $3.6 billion, $0.3 billion and $8.2 billion, respectively, as of December 31, 2023, and $3.4 billion, $0.3 billion and $8.3 billion, respectively, as of June 30, 2023.
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

	Three months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,357,953	$—	$(2,599)	$1,355,354
Financial services	—	264,220	(681)	263,539
	1,357,953	264,220	(3,280)	1,618,893
Costs and expenses:
Motorcycles and related products cost of goods sold	924,012	—	—	924,012
Financial services interest expense	—	93,741	—	93,741
Financial services provision for credit losses	—	56,030	—	56,030
Selling, administrative and engineering expense	262,188	45,004	(3,184)	304,008
	1,186,200	194,775	(3,184)	1,377,791
Operating income	171,753	69,445	(96)	241,102
Other income, net	15,879	—	—	15,879
Investment income	14,811	—	—	14,811
Interest expense	7,680	—	—	7,680
Income before income taxes	194,763	69,445	(96)	264,112
Income tax provision	32,032	16,674	—	48,706
Net income	162,731	52,771	(96)	215,406
Less: (income) loss attributable to noncontrolling interests	2,863	$—	$—	$2,863
Net income attributable to Harley-Davidson, Inc.	$165,594	$52,771	$(96)	$218,269

	Six months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$2,840,712	$—	$(4,548)	$2,836,164
Financial services	—	513,459	(1,123)	512,336
	2,840,712	513,459	(5,671)	3,348,500
Costs and expenses:
Motorcycles and related products cost of goods sold	1,947,693	—	—	1,947,693
Financial services interest expense	—	182,480	—	182,480
Financial services provision for credit losses	—	117,040	—	117,040
Selling, administrative and engineering expense	510,661	92,126	(5,682)	597,105
	2,458,354	391,646	(5,682)	2,844,318
Operating income	382,358	121,813	11	504,182
Other income, net	36,443	—	—	36,443
Investment income	29,215	—	—	29,215
Interest expense	15,359	—	—	15,359
Income before income taxes	432,657	121,813	11	554,481
Provision for income taxes	77,562	29,280	—	106,842
Net income	355,095	92,533	11	447,639
Less: (income) loss attributable to noncontrolling interests	5,571	—	—	5,571
Net income attributable to Harley-Davidson, Inc.	$360,666	$92,533	$11	$453,210

	Three months ended June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,207,314	$—	$(2,152)	$1,205,162
Financial Services	—	241,090	(729)	240,361
	1,207,314	241,090	(2,881)	1,445,523
Costs and expenses:
Motorcycles and Related Products cost of goods sold	790,628	—	—	790,628
Financial Services interest expense	—	86,005	—	86,005
Financial Services provision for credit losses	—	57,278	—	57,278
Selling, administrative and engineering expense	252,825	40,245	(2,796)	290,274
	1,043,453	183,528	(2,796)	1,224,185
Operating income	163,861	57,562	(85)	221,338
Other income, net	7,226	—	—	7,226
Investment income	11,151	—	—	11,151
Interest expense	7,696	—	—	7,696
Income before income taxes	174,542	57,562	(85)	232,019
Provision for income taxes	43,670	14,519	—	58,189
Net income	130,872	43,043	(85)	173,830
Less: (income) loss attributable to noncontrolling interests	4,209	—	—	4,209
Net income attributable to Harley-Davidson, Inc.	$135,081	$43,043	$(85)	$178,039

	Six months ended June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$2,775,023	$—	$(4,270)	$2,770,753
Financial services	—	464,613	(1,157)	463,456
	2,775,023	464,613	(5,427)	3,234,209
Costs and expenses:
Motorcycles and related products cost of goods sold	1,797,929	—	—	1,797,929
Financial services interest expense	—	159,554	—	159,554
Financial services provision for credit losses	—	109,642	—	109,642
Selling, administrative and engineering expense	500,520	81,125	(5,508)	576,137
	2,298,449	350,321	(5,508)	2,643,262
Operating income	476,574	114,292	81	590,947
Other income, net	27,322	—	—	27,322
Investment income	21,176	—	—	21,176
Interest expense	15,416	—	—	15,416
Income before income taxes	509,656	114,292	81	624,029
Provision for income taxes	122,398	25,972	—	148,370
Net income	387,258	88,320	81	475,659
Less: (income) loss attributable to noncontrolling interests	6,470	—	—	6,470
Net income attributable to Harley-Davidson, Inc.	$393,728	$88,320	$81	$482,129

	June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,276,973	$572,186	$—	$1,849,159
Accounts receivable, net	636,846	46	(315,607)	321,285
Finance receivables, net	—	2,472,784	—	2,472,784
Inventories, net	668,924	—	—	668,924
Restricted cash	—	137,486	—	137,486
Other current assets	143,012	59,086	(14,096)	188,002
	2,725,755	3,241,588	(329,703)	5,637,640
Finance receivables, net	—	5,545,780	—	5,545,780
Property, plant and equipment, net	703,548	16,875	—	720,423
Pension and postretirement assets	438,805	—	—	438,805
Goodwill	62,152	—	—	62,152
Deferred income taxes	72,899	86,473	(792)	158,580
Lease assets	58,078	3,838	—	61,916
Other long-term assets	224,645	25,941	(115,640)	134,946
	$4,285,882	$8,920,495	$(446,135)	$12,760,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351,209	$341,465	$(315,607)	$377,067
Accrued liabilities	502,575	172,019	(13,427)	661,167
Short-term deposits, net	—	206,972	—	206,972
Short-term debt	—	497,792	—	497,792
Current portion of long-term debt, net	—	2,021,344	—	2,021,344
	853,784	3,239,592	(329,034)	3,764,342
Long-term deposits, net	—	297,121	—	297,121
Long-term debt, net	746,438	4,203,433	—	4,949,871
Lease liabilities	41,991	3,364	—	45,355
Pension and postretirement liabilities	58,886	—	—	58,886
Deferred income taxes	30,266	3,231	—	33,497
Other long-term liabilities	143,946	32,034	1,874	177,854
Commitments and contingencies (Note 14)
Shareholders’ equity	2,410,571	1,141,720	(118,975)	3,433,316
	$4,285,882	$8,920,495	$(446,135)	$12,760,242

	June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,056,404	$465,536	$—	$1,521,940
Accounts receivable, net	514,653	—	(185,166)	329,487
Finance receivables, net	—	1,979,645	—	1,979,645
Inventories, net	846,033	—	—	846,033
Restricted cash	—	135,618	—	135,618
Other current assets	151,505	55,556	(5,359)	201,702
	2,568,595	2,636,355	(190,525)	5,014,425
Finance receivables, net	—	5,530,221	—	5,530,221
Property, plant and equipment, net	666,908	21,208	—	688,116
Pension and postretirement assets	353,004	—	—	353,004
Goodwill	62,451	—	—	62,451
Deferred income taxes	60,412	85,907	(951)	145,368
Lease assets	67,878	5,348	—	73,226
Other long-term assets	226,149	34,790	(112,189)	148,750
	$4,005,397	$8,313,829	$(303,665)	$12,015,561
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329,394	$215,197	$(185,166)	$359,425
Accrued liabilities	480,352	115,130	(4,797)	590,685
Short-term deposits, net	—	216,293	—	216,293
Short-term debt	—	695,356	—	695,356
Current portion of long-term debt, net	—	604,700	—	604,700
	809,746	1,846,676	(189,963)	2,466,459
Long-term deposits, net	—	223,618	—	223,618
Long-term debt, net	745,722	5,019,524	—	5,765,246
Lease liabilities	51,013	5,097	—	56,110
Pension and postretirement liabilities	66,801	—	—	66,801
Deferred income taxes	28,390	3,129	—	31,519
Other long-term liabilities	154,029	59,971	1,952	215,952
Commitments and contingencies (Note 14)
Shareholders’ equity	2,149,696	1,155,814	(115,654)	3,189,856
	$4,005,397	$8,313,829	$(303,665)	$12,015,561

	Six months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$355,095	$92,533	$11	$447,639
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	75,768	4,608	—	80,376
Amortization of deferred loan origination costs	—	36,466	—	36,466
Amortization of financing origination fees	360	6,433	—	6,793
Provision for long-term employee benefits	(26,143)	—	—	(26,143)
Employee benefit plan contributions and payments	(2,593)	—	—	(2,593)
Stock compensation expense	27,896	1,099	—	28,995
Net change in wholesale finance receivables related to sales	—	—	(388,030)	(388,030)
Provision for credit losses	—	117,040	—	117,040
Deferred income taxes	2,145	(1,445)	(554)	146
Other, net	13,339	1,637	(11)	14,965
Changes in current assets and liabilities:
Accounts receivable, net	(233,698)	—	167,771	(65,927)
Finance receivables – accrued interest and other	—	2,759	—	2,759
Inventories, net	235,539	—	—	235,539
Accounts payable and accrued liabilities	48,395	171,199	(155,428)	64,166
Other current assets	9,347	9,589	6,515	25,451
	150,355	349,385	(369,737)	130,003
Net cash provided by operating activities	505,450	441,918	(369,726)	577,642

Cash flows from investing activities:
Capital expenditures	(87,050)	(785)	—	(87,835)
Origination of finance receivables	—	(4,210,218)	2,114,266	(2,095,952)
Collections on finance receivables	—	3,531,504	(1,744,540)	1,786,964
Other investing activities	(1,206)	—	1,000	(206)
Net cash used by investing activities	(88,256)	(679,499)	370,726	(397,029)

	Six months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,856	—	495,856
Proceeds from securitization debt	—	547,618	—	547,618
Repayments of securitization debt	—	(506,489)	—	(506,489)
Borrowings of asset-backed commercial paper	—	351,429	—	351,429
Repayments of asset-backed commercial paper	—	(125,654)	—	(125,654)
Net decrease in unsecured commercial paper	—	(379,743)	—	(379,743)
Net increase in deposits	—	56,007	—	56,007
Dividends paid	(47,359)	—	—	(47,359)
Repurchase of common stock	(209,675)	—	—	(209,675)
Other financing activities	8	1,000	(1,000)	8
Net cash (used) provided by financing activities	(257,026)	440,024	(1,000)	181,998
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,595)	(226)	—	(10,821)
Net increase in cash, cash equivalents and restricted cash	$149,573	$202,217	$—	$351,790

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,127,400	$521,411	$—	$1,648,811
Net increase in cash, cash equivalents and restricted cash	149,573	202,217	—	351,790
Cash, cash equivalents and restricted cash, end of period	$1,276,973	$723,628	$—	$2,000,601

	Six months ended June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$387,258	$88,320	$81	$475,659
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	67,720	4,505	—	72,225
Amortization of deferred loan origination costs	—	44,393	—	44,393
Amortization of financing origination fees	354	6,154	—	6,508
Provision for long-term employee benefits	(33,656)	—	—	(33,656)
Employee benefit plan contributions and payments	(2,882)	—	—	(2,882)
Stock compensation expense	42,174	2,239	—	44,413
Net change in wholesale finance receivables related to sales	—	—	(267,942)	(267,942)
Provision for credit losses	—	109,642	—	109,642
Deferred income taxes	233	(4,413)	(71)	(4,251)
Other, net	(25,290)	(5,788)	(82)	(31,160)
Changes in current assets and liabilities:
Accounts receivable, net	(147,730)	—	68,199	(79,531)
Finance receivables – accrued interest and other	—	3,189	—	3,189
Inventories, net	94,636	—	—	94,636
Accounts payable and accrued liabilities	(30,340)	80,563	(66,270)	(16,047)
Other current assets	(12,329)	6,836	817	(4,676)
	(47,110)	247,320	(265,349)	(65,139)
Net cash provided by operating activities	340,148	335,640	(265,268)	410,520
Cash flows from investing activities:
Capital expenditures	(85,401)	(1,125)	—	(86,526)
Origination of finance receivables	—	(4,076,675)	1,947,692	(2,128,983)
Collections on finance receivables	—	3,551,887	(1,682,424)	1,869,463
Other investing activities	(1,650)	—	2,500	850
Net cash used by investing activities	(87,051)	(525,913)	267,768	(345,196)

	Six months ended June 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,446,304	—	1,446,304
Repayments of medium-term notes	—	(1,056,680)	—	(1,056,680)
Proceeds from securitization debt	—	547,706	—	547,706
Repayments of securitization debt	—	(645,377)	—	(645,377)
Borrowings of asset-backed commercial paper	—	33,547	—	33,547
Repayments of asset-backed commercial paper	—	(129,961)	—	(129,961)
Net decrease in unsecured commercial paper	—	(75,229)	—	(75,229)
Net increase in deposits	—	122,288	—	122,288
Dividends paid	(48,193)	—	—	(48,193)
Repurchase of common stock	(169,645)	—	—	(169,645)
Other financing activities	76	2,500	(2,500)	76
Net cash (used) provided by financing activities	(217,762)	245,098	(2,500)	24,836
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(729)	239	—	(490)
Net increase in cash, cash equivalents and restricted cash	$34,606	$55,064	$—	$89,670

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net increase in cash, cash equivalents and restricted cash	34,606	55,064	—	89,670
Cash, cash equivalents and restricted cash, end of period	$1,056,404	$612,443	$—	$1,668,847

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "feels," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of July 25, 2024 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (August 7, 2024), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $218.3 million, or $1.63 per diluted share, in the second quarter of 2024 compared to $178.0 million, or $1.22 per diluted share, in the second quarter of 2023.
In the second quarter of 2024, HDMC segment operating income was $197.9 million, up $3.6 million from the second quarter of 2023. The increase in operating income from the HDMC segment for the second quarter of 2024 was driven primarily by higher motorcycle shipments and favorable mix partially offset by unfavorable impacts related to pricing and promotional costs to promote the sale of model year 2023 carryover inventory at dealers as well as higher manufacturing costs and operating expenses compared to the same quarter last year. Operating loss from the LiveWire segment in the second quarter of 2024 was $28.2 million compared to an operating loss of $32.0 million in the prior year quarter due primarily to lower operating expenses. Operating income from the HDFS segment in the second quarter of 2024 was $71.4 million, up $12.4 million compared to the prior year quarter due primarily to higher interest income partially offset by higher interest and operating expenses.
Worldwide retail sales of new Harley-Davidson motorcycles in the second quarter of 2024 declined 3% compared to the second quarter of 2023. Retail sales of Harley-Davidson motorcycles continued to be impacted by a challenging macro environment including high interest rates adversely impacting consumer discretionary spending. Retail sales in North America were down 0.6% with a decline in Canada offsetting a slight increase in the United States. Despite challenging conditions, retail sales were up 0.3% in the United States as they were positively impacted by sales of the Company's new model year 2024 Touring motorcycles. Retail sales were down 1.3% in EMEA and 16.0% in Asia-Pacific. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

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

Interest Rates - Interest rates increased significantly during 2022 and into 2023 as central banks attempted to reduce inflation. The current higher interest rate environment has adversely impacted HDFS' interest income margin due to a higher cost of funds that is only partially offset by increased interest rates on financing products sold by HDFS. Additionally, higher interest rates have adversely impacted consumer discretionary purchases, like purchases of the Company's motorcycles, as higher borrowing costs have made these purchases less affordable or impacted the consumer's ability to obtain financing. While the Company expects interest rates to moderate, interest rates remained heightened during the first six months of 2024.
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
Guidance(1)
On July 25, 2024, the Company reaffirmed its expectations for HDFS and LiveWire for 2024 and revised its expectations for both HDMC and the Company's planned share repurchases:
Based on results for the first half of 2024, the Company now expects HDMC revenue to be down 5% to down 9% in 2024 compared to 2023. The Company's previous expectation was for HDMC revenue to be flat to down 9% compared to 2023. The Company continues to expect that, for the full-year 2024, wholesale unit shipments of Harley-Davidson motorcycles will be in balance with dealer retail unit sales of new Harley-Davidson motorcycles resulting in a dealer inventory level at the end of 2024 that is similar to the end of 2023. Therefore, the Company now expects both wholesale shipments and retail sales to be within a range of approximately 163,000 to 168,000 units for the full year of 2024, down from its previous expectation for wholesale shipments and retail sales that were within a range of approximately 163,000 to 178,000 units in 2024. Based on the updated unit expectations for 2024, retail unit sales in 2024 are expected to be flat to up 3% compared to 2023 and wholesale unit shipments are expected be down 7% to down 10% compared to 2023. In addition, the Company's revenue expectation for 2024 also reflects expectations that (i) pricing will be down slightly compared to 2023 given the elimination of the pricing surcharge late in 2023 and a fine-tuned pricing strategy in 2024, especially with respect to the Company's new Touring models, (ii) the impact of motorcycle shipment mix will be favorable compared to 2023 given the Company's continued focus on core products as part of The Hardwire strategy and (iii) there will be an adverse impact from foreign currency exchange rates in 2024.
Given the updated expectations for revenue and wholesale unit shipments, the Company now expects HDMC operating margin as a percent of revenue to be 10.6% to 11.6% in 2024, which is lower than its previous expectation of 12.6% to 13.6% in 2024. The Company continues to believe the expected decline in operating margin in 2024 compared to 2023 will be due to (i) lower expected wholesale unit volumes compared to 2023 and the resulting negative impact of higher costs per unit, (ii) lower overall pricing compared to 2023 and continued modest supply chain inflation, and (iii) the impact of unfavorable foreign currency exchange rates. Finally, the Company also expects some incremental manufacturing costs in 2024 due primarily to the re-alignment of factory processes in the initial year of production of its new model year 2024 Touring motorcycles.
The Company continues to expect LiveWire motorcycle sales of 1,000 to 1,500 units in 2024 and expects LiveWire's operating loss for 2024 to be $105 million to $115 million.
The Company continues to expect HDFS operating income to be flat to up 5% in 2024 compared to 2023. The Company expects HDFS results to stabilize in 2024 as it compares to the higher interest rate environment that began in 2022 and with a moderation in borrowing costs in 2024 based on anticipated actions of the U.S. Federal Reserve. The Company also expects the average yield on the retail and wholesale finance receivable portfolios to be more in-line with the recent higher interest rate environment as the retail portfolio shifts to include a higher mix of recent loans with higher interest rates resulting in greater interest revenue. Additionally, the Company expects the credit loss rate will begin to moderate in the second half of 2024 and into 2025 compared to the second half of 2023 through the first half of 2024 as consumers adjust to the existing economic environment.
In 2022 the Company set a productivity target to eliminate $400 million of incremental cost incurred since 2020 by 2025. This target originally included a positive impact from manufacturing leverage of approximately $50 million to $70 million based on an anticipated reduction in the fixed cost per motorcycle associated with increasing production volumes. Given the decrease in production volumes in 2023 and the expected decrease in 2024, the Company has adjusted the target by removing the impact of manufacturing leverage and increasing productivity objectives in other areas. The total productivity target remains at $400 million. Excluding the impact of manufacturing leverage, the Company achieved approximately $24 million in productivity savings in 2022 and approximately $123 million in 2023. The previously reported productivity savings, which included the impact of manufacturing leverage (whether positive or negative) were approximately $50 million and $70 million in 2022 and 2023, respectively. The Company remains focused on production efficiency, logistics network optimization and supplier cost optimization through consolidation and regionalization in 2024. The Company continues to expect approximately $100 million of additional cost productivity savings in 2024 and achieved savings of approximately $50 million during the first half of 2024.
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
The Company's capital allocation priorities remain to fund profitable growth through The Hardwire initiatives, to pay dividends, and to execute share repurchases on a discretionary basis. In July 2024, the Company announced plans to repurchase approximately $1 billion of shares on a discretionary basis in aggregate starting in the third quarter of 2024 through the end of 2026. As a result, the Company now plans to repurchase up to $500 million of shares in 2024. Share repurchases in 2024 were previously planned to be at a level similar to 2023 which included $350 million of discretionary share repurchases. The Company believes this plan highlights its operating discipline, its overall cash flow generation and long-term earnings power as reflected by its continued commitment to deliver a 15% HDMC operating income margin by the end of 2025.

Results of Operations for the Three Months Ended June 30, 2024
Compared to the Three Months Ended June 30, 2023
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change
Operating income - HDMC	$197,905	$194,337	$3,568	1.8%
Operating loss - LiveWire	(28,166)	(31,984)	3,818	(11.9)
Operating income - HDFS	71,363	58,985	12,378	21.0
Operating income	241,102	221,338	19,764	8.9%
Other income, net	15,879	7,226	8,653	119.7
Investment income	14,811	11,151	3,660	32.8
Interest expense	7,680	7,696	(16)	(0.2)
Income before income taxes	264,112	232,019	32,093	13.8%
Income tax provision	48,706	58,189	(9,483)	(16.3)
Net income	215,406	173,830	41,576	23.9%
Less: Loss attributable to noncontrolling interests	2,863	4,209	(1,346)	(32.0)
Net income attributable to Harley-Davidson, Inc.	$218,269	$178,039	$40,230	22.6%
Diluted earnings per share	$1.63	$1.22	$0.41	33.6
The Company reported operating income of $241.1 million in the second quarter of 2024 compared to $221.3 million in the same period last year. The HDMC segment reported operating income of $197.9 million in the second quarter of 2024, a decrease of $3.6 million compared to the second quarter of 2023. Operating loss from the LiveWire segment increased $3.8 million compared to the second quarter of 2023. Operating income from the HDFS segment increased $12.4 million compared to the second quarter of 2023. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income in the second quarter of 2024 was higher than in the second quarter of 2023, impacted by a benefit related to LiveWire's warrant liability, which decreased in fair value, partially offset by lower non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the second quarter of 2024 was 18.4% compared to 25.1% for the second quarter of 2023. The decrease in the effective tax rate for the second quarter was attributable to changes in the mix of earnings for foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.
Diluted earnings per share was $1.63 in the second quarter of 2024, up 33.6% from the same period last year. Diluted weighted average shares outstanding decreased from 145.8 million in the second quarter of 2023 to 134.1 million in the second quarter of 2024, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change
United States	32,258	32,161	97	0.3%
Canada	2,579	2,899	(320)	(11.0)
North America	34,837	35,060	(223)	(0.6)
Europe/Middle East/Africa (EMEA)	8,015	8,120	(105)	(1.3)
Asia Pacific	6,322	7,525	(1,203)	(16.0)
Latin America	824	821	3	0.4
	49,998	51,526	(1,528)	(3.0)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
During the second quarter of 2024, retail sales in North America were down 0.6% with a decline in Canada offsetting a slight increase in the United States. The improvement in the United States was more than offset by a decline in international markets, including a 16.0% decrease in Asia Pacific as well as a 1.3% decrease in Europe.
U.S. retail sales were positively impacted by the Company's new 2024 model year motorcycles driven by sales of the new Touring models despite a continued challenging macro environment which included high interest rates adversely impacting consumer discretionary spending. The Company's retail sales also benefited from promotions focused on the sale of model year 2023 carryover inventory at dealers. Retail sales in Asia Pacific, Canada and Europe were soft primarily due to challenging macroeconomic conditions. In Asia Pacific, the decline in retail sales was primarily due to lower sales in China, while lower retail unit sales in Europe were led by a decline in Germany.
Worldwide retail inventory of new motorcycles was approximately 68,000 units at the end of the second quarter of 2024, or up approximately 47% compared to the end of the second quarter of 2023, but remained lower than historical levels experienced prior to 2020. The Company believes current overall dealer inventory of new motorcycles is appropriate during the riding season and considering the recent launch of new model year 2024 motorcycles. Retail inventory of new motorcycles is based on units at the end of the quarter rather than average monthly inventory levels within the quarter.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	June 30, 2024		June 30, 2023		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	32,334	65.1%	24,229	56.4%	8,105	33.5%

Worldwide motorcycle shipments:
Grand American Touring(a)	29,345	59.1%	20,270	47.2%	9,075	44.8%
Cruiser	14,410	29.0%	15,476	36.0%	(1,066)	(6.9)
Sport and Lightweight	4,094	8.3%	6,161	14.4%	(2,067)	(33.5)
Adventure Touring	1,811	3.6%	1,027	2.4%	784	76.3
	49,660	100.0%	42,934	100.0%	6,726	15.7%
(a)Includes Trike
The Company shipped 49,660 motorcycles worldwide during the second quarter of 2024, which was 15.7% higher than the second quarter of 2023. Shipments to dealers in the second quarter of 2024 were higher than the second quarter of 2023 when shipments were adversely impacted by an unplanned suspension at the Company's U.S. manufacturing operations. In addition, the Company shipped a greater proportion of Grand American Touring models to improve availability of models most desired by customers during the riding season.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,068,693	$890,919	$177,774	20.0%
Parts and accessories	193,865	215,520	(21,655)	(10.0)
Apparel	63,393	66,356	(2,963)	(4.5)
Licensing	5,485	5,116	369	7.2
Other	17,470	20,225	(2,755)	(13.6)
	1,348,906	1,198,136	150,770	12.6
Cost of goods sold	915,780	780,662	135,118	17.3
Gross profit	433,126	417,474	15,652	3.7
Operating expenses:
Selling & administrative expense	208,829	195,350	13,479	6.9
Engineering expense	26,392	27,787	(1,395)	(5.0)
	235,221	223,137	12,084	5.4
Operating income	$197,905	$194,337	$3,568	1.8%
Operating margin	14.7%	16.2%	(1.5)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2023 to the second quarter of 2024 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 30, 2023	$1,198.1	$780.6	$417.5
Volume	126.5	86.1	40.4
Price and sales incentives	(44.7)	—	(44.7)
Foreign currency exchange rates and hedging	(12.4)	1.9	(14.3)
Shipment mix	81.4	30.5	50.9
Raw material prices	—	(8.1)	8.1
Manufacturing and other costs	—	24.8	(24.8)
	150.8	135.2	15.6
Three months ended June 30, 2024	$1,348.9	$915.8	$433.1
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2023 to the second quarter of 2024 were as follows:
•The increase in volume was primarily due to higher motorcycle shipments.
•Revenue was adversely impacted by the elimination of the pricing surcharge late in 2023 and a fine-tuned pricing strategy for 2024 as well as higher promotional costs to promote the sale of model year 2023 carryover inventory at dealers.
•Revenue and gross profit were unfavorably impacted by weaker average foreign currency exchange rates relative to the U.S. dollar compared to the same quarter last year.
•Changes in the shipment mix had a favorable impact on gross profit as the Company shipped a greater proportion of Grand American Touring models during the quarter.
•Raw material costs benefited from continued moderation in the rate of inflation.
•Manufacturing and other costs were negatively impacted by continued moderate inflation and a ratification bonus related to the new collective bargaining agreements with hourly employees in Wisconsin. These negative impacts were partially offset by productivity gains related to reduced reliance on expedited freight and reduced ocean freight rates.
Operating expenses were up in the second quarter of 2024 compared to the same period last year primarily due to an increase in warranty expenses and employee exit costs for select headcount reductions that the Company made in connection with its on-going effort to aggressively manage operating expenses and increase productivity.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	June 30, 2024	June 30, 2023	(Decrease) Increase	% Change
Revenue	$6,448	$7,026	$(578)	(8.2)%
Cost of goods sold	8,232	9,966	(1,734)	(17.4)
Gross profit	(1,784)	(2,940)	1,156	(39.3)
Selling, administrative and engineering expense	26,382	29,044	(2,662)	(9.2)
Operating loss	$(28,166)	$(31,984)	$3,818	(11.9)%

LiveWire motorcycle unit shipments	158	33	125	378.8%
During the second quarter of 2024, revenue decreased by $0.6 million, or 8.2%, compared to the second quarter of 2023. The decrease was primarily due to lower electric balance bike volumes partially offset by an increase in electric motorcycle units sold during the quarter as compared to the same period last year. Cost of sales decreased by $1.7 million, or 17.4%, during the second quarter of 2024 compared to the second quarter of 2023 due primarily to lower electric balance bike volumes.

During the second quarter of 2024, selling, administrative and engineering expense decreased $2.7 million compared to the second quarter of 2023 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change
Revenue:
Interest income	$222,578	$196,809	$25,769	13.1%
Other income	40,961	43,552	(2,591)	(5.9)
	263,539	240,361	23,178	9.6
Expenses:
Interest expense	93,741	86,005	7,736	9.0
Provision for credit losses	56,030	57,278	(1,248)	(2.2)
Operating expense	42,405	38,093	4,312	11.3
	192,176	181,376	10,800	6.0
Operating income	$71,363	$58,985	$12,378	21.0%
Interest income was higher for the second quarter of 2024 compared to the same period last year, primarily due to higher average outstanding finance receivables at a higher average yield. Other income decreased in part due to reduced investment income and unfavorable licensing revenue. Interest expense increased due to higher average interest rates on higher average outstanding debt and deposits.

The provision for credit losses decreased $1.2 million compared to the second quarter of 2023 driven by a favorable change in the allowance for credit losses partially offset by higher actual credit losses. The favorable change in the allowance for credit losses was due to a smaller increase in the retail reserve rate and slower receivables growth compared to the second quarter of 2023.

The allowance for credit losses considers current economic conditions and the Company’s outlook on future conditions. At the end of the second quarter of 2024, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, elevated inflation levels, and muted consumer confidence. Refer to the Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months ended June 30, 2023 for a discussion of 2024 annualized credit losses.
Operating expenses increased $4.3 million compared to the second quarter of 2023 due in part to a loss on a securitization interest rate cap derivative valuation versus a gain in the prior year and higher repossession costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 30, 2024	June 30, 2023
Balance, beginning of period	$380,361	$358,431
Provision for credit losses	56,030	57,278
Charge-offs, net of recoveries	(42,874)	(33,929)
Balance, end of period	$393,517	$381,780

Results of Operations for the Six Months Ended June 30, 2024
Compared to the Six Months Ended June 30, 2023
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 30, 2024	June 30, 2023	(Decrease) Increase	% Change
Operating income - HDMC	$436,351	$530,073	$(93,722)	(17.7)%
Operating loss - LiveWire	(57,407)	(56,531)	(876)	1.5
Operating income - HDFS	125,238	117,405	7,833	6.7
Operating income	504,182	590,947	(86,765)	(14.7)
Other income, net	36,443	27,322	9,121	33.4
Investment (loss) income	29,215	21,176	8,039	38.0
Interest expense	15,359	15,416	(57)	(0.4)
Income before income taxes	554,481	624,029	(69,548)	(11.1)
Provision for income taxes	106,842	148,370	(41,528)	(28.0)
Net income	$447,639	$475,659	$(28,020)	(5.9)%
Less: Loss attributable to noncontrolling interests	5,571	6,470	(899)	(13.9)%
Net income attributable to Harley-Davidson, Inc.	453,210	482,129	(28,919)	(6.0)%
Diluted earnings per share	$3.34	$3.27	$0.07	2.1%
The Company reported operating income of $504.2 million in the first six months of 2024 compared to $590.9 million in the same period last year. HDMC segment operating income was $436.4 million in the first six months of 2024, down $93.7 million compared to the same period last year. Operating loss from the LiveWire segment increased $0.9 million compared to the first six months of 2023. Operating income from the HDFS segment increased $7.8 million compared to the first six months of 2023. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first six months of 2024 was higher than the same period last year impacted by a benefit related to LiveWire's warrant liability, which decreased in fair value, partially offset by lower non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first six months of 2024 was 19.3% compared to 23.8% for the same period in 2023. The decrease in the effective tax rate for the first six months of 2024 was attributable to changes in the mix of earnings for foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.
Diluted earnings per share was $3.34 in the first six months of 2024, up from diluted earnings per share of $3.27 for the same period last year, despite lower net income, due to the impact of lower diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased from 147.4 million in the first six months of 2023 to 135.5 million in the first six months of 2024, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Six months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change
United States	57,984	56,438	1,546	2.7%
Canada	4,339	4,643	(304)	(6.5)
North America	62,323	61,081	1,242	2.0
Europe/Middle East/Africa (EMEA)	13,279	14,037	(758)	(5.4)
Asia Pacific	12,356	14,406	(2,050)	(14.2)
Latin America	1,445	1,427	18	1.3
	89,403	90,951	(1,548)	(1.7)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 1.7% during the first six months of 2024 compared to the same period last year driven primarily by a declines in Asia Pacific and Europe, partially offset by an increase in the United States. Retail sales in the United States were positively impacted by the Company's new 2024 model year Touring models despite a continued challenging macro environment which included high interest rates adversely impacting consumer discretionary spending. The Company's retail sales also benefited from promotions focused on the sale of model year 2023 carryover inventory at dealers. Retail sales in Asia Pacific and Europe were soft primarily due to challenging macroeconomic conditions. In Asia Pacific, the decline in retail sales was primarily due to lower sales in China, while lower retail unit sales in Europe were driven primarily by declines in Germany.
Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles increased during the first six months of 2024 compared to the first six months of 2023 on higher retail sales relative to the industry. The Company's European market share of new 601+cc motorcycles for first six months of 2024 was down compared to the first six months of 2023. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Six months ended
	June 30, 2024	June 30, 2023	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	149,686	150,851	(1,165)	(0.8)%
Europe(c)	296,711	288,623	8,088	2.8%

Harley-Davidson market share data:
United States(b)	38.5%	36.7%	1.8	pts.
Europe(c)	4.5%	4.8%	(0.3)	pts.
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

HDMC Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Six months ended
	June 30, 2024		June 30, 2023		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	73,911	68.9%	66,817	63.5%	7,094	10.6%

Worldwide motorcycle shipments:
Grand American Touring(a)	64,701	60.3%	52,489	49.9%	12,212	23.3%
Cruiser	30,101	28.0%	36,734	34.9%	(6,633)	(18.1)
Sport and Lightweight	9,057	8.5%	12,746	12.2%	(3,689)	(28.9)
Adventure Touring	3,473	3.2%	3,202	3.0%	271	8.5
	107,332	100.0%	105,171	100.0%	2,161	2.1%
(a)Includes Trike
The Company shipped 107,332 motorcycles worldwide during the first six months of 2024, which was 2.1% higher than the same period in 2023 when shipments were adversely impacted by an unplanned suspension at the Company's U.S. manufacturing operations. The motorcycles shipped during the first six months of 2024 compared to the same period last year included a higher mix of Grand American Touring motorcycles shipped as a percent of total shipments to improve availability of models most desired by customers during the riding season.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Six months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,290,233	$2,193,297	$96,936	4.4%
Parts and accessories	360,058	383,192	(23,134)	(6.0)
Apparel	127,504	137,747	(10,243)	(7.4)
Licensing	14,414	11,326	3,088	27.3
Other	32,803	30,403	2,400	7.9
	2,825,012	2,755,965	69,047	2.5
Cost of goods sold	1,930,816	1,781,465	149,351	8.4
Gross profit	894,196	974,500	(80,304)	(8.2)
Operating expenses:
Selling & administrative expense	408,720	392,790	15,930	4.1
Engineering expense	49,125	51,637	(2,512)	(4.9)
	457,845	444,427	13,418	3.0%
Operating income	$436,351	$530,073	$(93,722)	(17.7)%
Operating margin	15.4%	19.2%	(3.8)	pts.

The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2023 to the first six months of 2024 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 30, 2023	$2,756.0	$1,781.5	$974.5
Volume	23.3	13.9	9.4
Price and sales incentives	(92.1)	—	(92.1)
Foreign currency exchange rates and hedging	(12.4)	6.0	(18.4)
Shipment mix	150.2	92.0	58.2
Raw material prices	—	(9.4)	9.4
Manufacturing and other costs	—	46.8	(46.8)
	69.0	149.3	(80.3)
Six months ended June 30, 2024	$2,825.0	$1,930.8	$894.2
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2023 to the first six months of 2024 were as follows:
•The increase in volume was primarily due to higher motorcycle shipments.
•Revenue was adversely impacted by the elimination of the pricing surcharge late in 2023, a fine-tuned pricing strategy for 2024 and higher promotional costs to promote the sale of model year 2023 carryover inventory at dealers.
•Revenue and gross profit were negatively impacted by weaker average foreign currency exchange rates relative to the U.S. dollar as well as unfavorable net foreign currency losses associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix of motorcycles had a favorable impact on gross profit as the Company shipped a greater proportion of Grand American Touring models in the first six months of 2024 compared to the same period in 2023.
•Raw material costs benefited from continued moderation in the rate of inflation.
•Manufacturing and other costs were negatively impacted by lower manufacturing leverage, continued moderate inflation and a ratification bonus related to the new collective bargaining agreements with hourly employees in Wisconsin. The lower manufacturing leverage related to units shipped at the start of 2024 but produced in the fourth quarter of 2023, in advance of the new model year launch, when production volumes were lower compared to the prior year period which resulted in a higher fixed cost per unit. These negative impacts were partially offset by productivity gains, including reduced reliance on expedited freight as well as reduced ocean freight rates.
Operating expenses were higher in the first six months of 2024 compared to the same period last year primarily due to an increase in warranty expenses and employee exit costs for select headcount reductions that the Company made in connection its on-going effort to aggressively manage operating expenses and increase productivity.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Six months ended
	June 30, 2024	June 30, 2023	(Decrease) Increase	% Change
Revenue	$11,152	$14,788	$(3,636)	(24.6)%
Cost of goods sold	16,877	16,464	413	2.5
Gross profit	(5,725)	(1,676)	(4,049)	NM
Selling, administrative and engineering expense	51,682	54,855	(3,173)	(5.8)
Operating loss	$(57,407)	$(56,531)	$(876)	1.5%

LiveWire motorcycle unit shipments	275	96	179	186.5
During the first six months of 2024, revenue decreased by $3.6 million, or 24.6%, compared to the first six months of 2023. The decrease was primarily due to lower electric balance bike volumes partially offset by an increase in electric motorcycle volumes sold during the first six months of 2024 as compared to the same period last year. Cost of sales increased by $0.4 million, or 2.5%, during the first six months of 2024 compared to the first six months of 2023 on higher electric motorcycle volumes.
During the first six months of 2024, selling, administrative and engineering expense decreased $3.2 million, or 5.8%, compared to the first six months of 2023 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change
Revenue:
Interest income	$433,913	$379,079	$54,834	14.5%
Other income	78,423	84,377	(5,954)	(7.1)
	512,336	463,456	48,880	10.5
Expenses:
Interest expense	182,480	159,554	22,926	14.4
Provision for credit losses	117,040	109,642	7,398	6.7
Operating expense	87,578	76,855	10,723	14.0
	387,098	346,051	41,047	11.9
Operating income	$125,238	$117,405	$7,833	6.7%
Interest income was higher for the first six months of 2024, primarily due to higher average outstanding finance receivables at a higher average yield. Other income decreased largely due to lower investment income and lower licensing and insurance revenues. Interest expense increased due to higher average interest rates on higher average outstanding debt and deposits.
The provision for credit losses was $7.4 million higher in the first six months of 2024 as compared to the prior year primarily due to higher actual credit losses partially offset by a favorable change in the allowance for credit losses. The favorable change in the allowance for credit losses in the first six months of 2024 was primarily due to a smaller increase in the reserve rate as compared to the first six months of 2023. The Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios at the end of the second quarter of 2024 were weighted towards more pessimistic scenarios given continued challenging macro‐economic conditions, including a persistently high interest rate environment, elevated inflation levels, and muted consumer confidence. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses on the Company's retail motorcycle loans were 3.12% at the end of the second quarter of 2024 compared to 2.61% at the end of the second quarter of 2023. The 30-day delinquency rate for retail motorcycle loans at June 30, 2024 increased to 3.92% from 3.63% at June 30, 2023. The unfavorable retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company continues to experience downward pressure on recovery values at auction.
Operating expenses increased $10.7 million in the first six months of 2024 compared to the first six months of 2023 due in part to higher repossession costs, unfavorable foreign currency rates, and higher tax-related expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Balance, beginning of period	$381,966	$358,711
Provision for credit losses	117,040	109,642
Charge-offs, net of recoveries	(105,489)	(86,573)
Balance, end of period	$393,517	$381,780
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

Liquidity and Capital Resources
The Company’s strategy is to maintain a minimum of twelve months of its projected liquidity requirements through a combination of cash and cash equivalents and availability under its credit facilities. The Company believes its current cash, cash equivalents and availability under its credit facilities are sufficient to meet its liquidity requirements, consistent with this strategy.
The Company expects to fund its on-going operations (excluding the origination of finance receivables) and its capital allocation priorities including capital expenditures, dividends and discretionary share repurchases primarily with cash flows from operating activities and cash and cash equivalents on hand.(1) The Company expects to fund the origination of finance receivables primarily with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and brokered certificates of deposit.(1)
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at June 30, 2024 were as follows (in thousands):

Cash and cash equivalents(a)	$1,849,159

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(435,930)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,064,070

Asset-backed Canadian commercial paper conduit facility(b)(c)	120,620
Borrowings against committed facility	(91,379)
Net asset-backed Canadian commercial paper conduit facility	29,241

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(497,792)
Net credit facility availability	922,208
$3,864,678
(a)Includes $113.0 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months, which the Company expects to renew prior to expiration.(1)
(c)C$165.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at June 30, 2024.
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of June 30, 2024 were as follows:

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

Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$577,642	$410,520
Net cash used by investing activities	(397,029)	(345,196)
Net cash provided by financing activities	181,998	24,836
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,821)	(490)
Net increase in cash, cash equivalents and restricted cash	$351,790	$89,670
Operating Activities
Cash flow provided by operating activities in the first half of 2024 compared to the first half of 2023 benefited from changes in working capital, partially offset by higher net cash outflows related to wholesale finance receivables and lower net income. Working capital was positively impacted primarily by a larger decrease in inventory in the first half of 2024 as compared to same period last year and increases in accounts payable and accrued expenses in the first half of 2024 as compared to decreases in accounts payable and accrued expenses in the first half of 2023.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at June 30, 2024 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There are no required qualified pension plan contributions in 2024. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company has a liability for unrecognized tax benefits of $18.5 million and related accrued interest and penalties of $8.7 million as of June 30, 2024. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $87.8 million in the first half of 2024 compared to $86.5 million in the same period last year. The Company's 2024 plan includes estimated capital investments between $225 million and $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables during the first half of 2024 were $49.5 million higher compared to the same period last year due to lower retail finance receivable collections, partially offset by lower originations of finance receivables. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.345 and $0.330 per share totaling $47.4 million and $48.2 million during the first half of 2024 and 2023, respectively.

Cash outflows for share repurchases were $209.7 million in the first half of 2024 compared to $169.6 million in the same period last year. Share repurchases during the first half of 2024 include $200.0 million or 5.5 million shares of common stock related to discretionary repurchases and $9.7 million or 0.3 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. As of June 30, 2024, there were 4.2 million shares remaining on a board-approved share repurchase authorization. On July 18, 2024, subsequent to the end of the quarter, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis, resulting in 28.6 million shares remaining on a board-approved share repurchase authorization as of that date. In July 2024, the Company announced plans to repurchase approximately $1 billion of shares on a discretionary basis in aggregate starting in the third quarter of 2024 through the end of 2026. As a result, the Company now plans to repurchase up to $500 million of shares in 2024. The Company expects to fund the share repurchases with cash flow from operations.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $0.4 billion in the first six months of 2024 compared to net cash inflows of $0.2 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Outstanding debt:
Unsecured commercial paper	$497,792	$695,356
Asset-backed Canadian commercial paper conduit facility	91,379	84,269
Asset-backed U.S. commercial paper conduit facility	435,930	318,406
Asset-backed securitization debt, net	1,921,408	1,924,545
Medium-term notes, net	3,776,060	3,297,004
Senior notes, net	746,438	745,722
	$7,469,007	$7,065,302

Deposits, net	$504,093	$439,911
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $504.1 million and $439.9 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 30, 2024 and June 30, 2023, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Credit Facilities – In April 2024, the Company extended its existing $710.0 million five-year credit facility that was due to mature in April 2025 so that it now matures in April 2029 and amended the language of its existing $710.0 million five-year credit facility that matures in April 2027 so that it conforms in all respects to the April 2029 credit facility other than maturity date. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of June 30, 2024 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at June 30, 2024 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$642,786(a)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$749,917(b)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
$500,000	5.95%	June 2024	June 2029
(a)€600.0 million par value remeasured to U.S. dollar at June 30, 2024
(b)€700.0 million par value remeasured to U.S. dollar at June 30, 2024
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $16.6 million and $18.9 million at June 30, 2024 and June 30, 2023, respectively. There were no medium-term note maturities during the first half of 2024. During the second quarter of 2023, $706.7 million of 4.94% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2023, $350.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2024, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$165.0 million, which was a C$40.0 million increase in the total commitment. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 30, 2024, the Canadian Conduit had an expiration date of June 30, 2025.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in millions):

	2024		2023
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$34.9	$28.6	$—	$—
Second quarter	20.6	16.9	40.5	33.5
	$55.5	$45.5	$40.5	$33.5

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In November 2023, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lenders’ discretion. At June 30, 2023, $18.4 million remained outstanding under the uncommitted additional borrowings previously allowed. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
There were no finance receivable transfers under the U.S. Conduit Facility during the second quarter of 2024 or first half of 2023. During the first quarter of 2024, the Company transferred $334.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $306.0 million of debt under the U.S. Conduit Facility.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2024, the U.S. Conduit Facility had an expiration date of November 20, 2024.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2025 to 2031.
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2024			2023
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$628.5	$550.0	$547.7
Second quarter	607.8	550.0	547.6	0.0	0.0	0.0
	$607.8	$550.0	$547.6	$628.5	$550.0	$547.7
Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. may borrow up to $200.0 million at market interest rates with an expiration date of July 27, 2024. Harley-Davidson Financial Services, Inc. did not borrow on the line of credit during 2023 or the first six months of 2024 and had no outstanding borrowings owed to Harley-Davidson, Inc. under this agreement as of June 30, 2024.
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
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire may obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated on the date of each advance and as of each June 1 and December 1 thereafter. The interest rate is calculated based on the sum of (i) the forward-

looking term rate based on SOFR for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of LiveWire. The Convertible Term Loan includes negative covenants restricting the ability of LiveWire to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by LiveWire at maturity, unless otherwise agreed between Harley-Davidson, Inc. and LiveWire, the Convertible Term Loan will be converted to equity of LiveWire Group, Inc. at a conversion price per share of LiveWire Group, Inc. common stock equal to 90% of the volume weighted average price per share of common stock for the 30 trading days immediately preceding the conversion date. As of June 30, 2024, there had been no draws and there was no outstanding balance under the Convertible Term Loan.
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
As of June 30, 2024, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or natural disasters and longer shipping times and increased logistics costs; (c) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (d) maintain and enhance the value of the Harley-Davidson brand; (e) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; and (iii) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023; (f) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (g) successfully carry out its global manufacturing and assembly operations; (h) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (i) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (j) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine and the Red Sea conflict; (k) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (l) prevent, detect and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (m) successfully manage and reduce costs throughout the business; (n) manage risks related to a resurgence of the COVID-19 pandemic, emergence of a new pandemic, epidemic, disease outbreak or other public health crises, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (ii) the denial of the Company’s application for temporary relief from the effect of the revocation of the BOI decisions; (q) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (r) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (s) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company’s ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the incremental tariffs on motorcycles imported into the EU from the U.S., which was extended to March 31, 2025; (t) accurately predict the margins of its segments in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (u) successfully maintain a manner in which to sell motorcycles in China and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (v) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (w) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (x) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (y) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (z) prevent a ransomware attack or cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding cybersecurity and data privacy; (aa) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (bb) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (cc) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (dd) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (ee) manage its exposure to product liability claims and commercial or contractual disputes; (ff) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (gg) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; and (hh) optimize capital allocation in light of the Company's capital allocation priorities.
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
HDFS' retail credit losses have normalized in recent quarters to higher levels after a period of historically low levels of credit losses. Further, the Company believes that HDFS's retail credit losses will continue to change over time due to changing consumer credit behavior, macroeconomic conditions, including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS’s efforts to adjust underwriting criteria based on market and economic conditions and the actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses.
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
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At June 30, 2024, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

H-D Japan Matter - As reported, on or about July 30, 2024, the Fair Trade Commission in Japan ("Japan FTC") initiated an investigation into Harley-Davidson Japan KK ("H-D Japan"), a subsidiary of the Company, for alleged improper activity, including setting excessive sales quotas for H-D Japan’s motorcycle dealers. H-D Japan is evaluating the matter and cooperating with the Japan FTC in its investigation. The Company does not expect that this matter will result in material costs in the future, and no costs have been accrued to date. The Company is not aware of activity similar to the alleged activity occurring outside Japan.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which have not materially changed except as set forth below. This risk factor has been updated to reflect the new expiration date of the current collective bargaining agreements with hourly employees in Wisconsin.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended June 30, 2024:

2024 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	76,024	$35	76,024	7,079,543
May 1 to May 31	1,661,485	$35	1,661,485	5,419,043
June 1 to June 30	1,194,067	$34	1,194,067	4,225,155
	2,931,576	$35	2,931,576
In August 2023, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 2.9 million shares on a discretionary basis during the quarter ended June 30, 2024 under this authorization. As of June 30, 2024, 4.2 million shares remained under this authorization.
On July 18, 2024, subsequent to the end of the quarter, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. Subsequently, in July 2024, the Company announced plans to repurchase approximately $1 billion of shares on a discretionary basis in aggregate starting in the third quarter of 2024 through the end of 2026. As a result, the Company now plans to repurchase up to $500 million of shares in 2024.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2024, the Company acquired 1,688 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 5. Other Information
During the period ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Officers' Certificate, dated June 11, 2024, pursuant to Sections 2.02 and 3.01 of the Indenture, dated December 18, 2020, with the form of 5.950% Medium-Term Notes due 2029
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 7, 2024	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer
(Principal financial officer)

Date: August 7, 2024	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)