Form 10-Q
period 2024-09-30
HARLEY-DAVIDSON, INC.
filed 2024-11-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 127,326,708 shares of common stock as of October 30, 2024.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Motorcycles and related products	$881,213	$1,305,125	$3,717,375	$4,075,878
Financial services	269,482	243,934	781,818	707,390
	1,150,695	1,549,059	4,499,193	4,783,268
Costs and expenses:
Motorcycles and related products cost of goods sold	618,580	893,343	2,566,272	2,691,272
Financial services interest expense	94,463	84,123	276,943	243,677
Financial services provision for credit losses	57,977	60,854	175,017	170,496
Selling, administrative and engineering expense	273,879	301,454	870,985	877,591
	1,044,899	1,339,774	3,889,217	3,983,036
Operating income	105,796	209,285	609,976	800,232
Other income, net	18,408	26,814	54,851	54,136
Investment income	16,450	9,868	45,665	31,044
Interest expense	7,707	7,688	23,066	23,104
Income before income taxes	132,947	238,279	687,426	862,308
Income tax provision	16,980	42,176	123,821	190,546
Net income	115,967	196,103	563,605	671,762
Less: Loss attributable to noncontrolling interests	3,073	2,546	8,644	9,016
Net income attributable to Harley-Davidson, Inc.	$119,040	$198,649	$572,249	$680,778
Earnings per share:
Basic	$0.92	$1.40	$4.30	$4.74
Diluted	$0.91	$1.38	$4.27	$4.65
Cash dividends per share	$0.1725	$0.1650	$0.5175	$0.4950
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$115,967	$196,103	$563,605	$671,762
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	63,922	(11,552)	25,733	(21,068)
Derivative financial instruments	(23,940)	11,898	(17,016)	9,142
Pension and postretirement benefit plans	(821)	(961)	(2,468)	(2,884)
	39,161	(615)	6,249	(14,810)
Comprehensive income	155,128	195,488	569,854	656,952
Less: Comprehensive loss attributable to noncontrolling interests	3,073	2,546	8,644	9,016
Comprehensive income attributable to Harley-Davidson, Inc.	$158,201	$198,034	$578,498	$665,968
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2024	December 31, 2023	September 30, 2023
ASSETS
Cash and cash equivalents	$2,243,910	$1,533,806	$1,878,351
Accounts receivable, net	307,701	267,200	315,331
Finance receivables, net of allowance of $70,073, $67,035, and $67,346	2,300,551	2,113,729	2,101,965
Inventories, net	681,864	929,951	768,765
Restricted cash	147,910	104,642	130,838
Other current assets	208,000	214,401	227,556
Current assets	5,889,936	5,163,729	5,422,806
Finance receivables, net of allowance of $329,839, $314,931, and $325,368	5,499,836	5,384,536	5,553,259
Property, plant and equipment, net	728,467	731,724	703,304
Pension and postretirement assets	452,515	413,107	369,440
Goodwill	62,909	62,696	61,935
Deferred income taxes	169,290	161,184	144,764
Lease assets	69,837	69,650	69,034
Other long-term assets	153,869	153,928	137,674
	$13,026,659	$12,140,554	$12,462,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$305,619	$349,162	$382,127
Accrued liabilities	626,352	646,859	586,134
Short-term deposits, net	178,638	253,309	250,987
Short-term debt	497,373	878,935	815,081
Current portion of long-term debt, net	2,561,535	1,255,999	638,496
Current liabilities	4,169,517	3,384,264	2,672,825
Long-term deposits, net	370,372	194,473	227,946
Long-term debt, net	4,739,507	4,990,586	5,856,005
Lease liabilities	51,955	51,848	52,238
Pension and postretirement liabilities	58,551	59,772	67,991
Deferred income taxes	33,493	33,514	29,528
Other long-term liabilities	178,152	173,802	244,413
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,720	1,712	1,712
Additional paid-in-capital	1,784,123	1,752,435	1,738,026
Retained earnings	3,603,720	3,100,925	3,098,652
Accumulated other comprehensive loss	(298,713)	(304,962)	(356,739)
Treasury stock, at cost	(1,659,544)	(1,297,302)	(1,171,635)
Total Harley-Davidson, Inc. shareholders' equity	3,431,306	3,252,808	3,310,016
Noncontrolling interest	(6,194)	(513)	1,254
Total equity	3,425,112	3,252,295	3,311,270
	$13,026,659	$12,140,554	$12,462,216

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2024	December 31, 2023	September 30, 2023
Balances held by consolidated variable interest entities (Note 10):
Finance receivables, net - current	$646,317	$533,262	$555,109
Other assets	$6,045	$8,785	$9,395
Finance receivables, net - non-current	$2,359,227	$1,934,113	$2,196,887
Restricted cash - current and non-current	$156,583	$110,580	$135,762
Current portion of long-term debt, net	$719,535	$577,203	$619,666
Long-term debt, net	$1,904,175	$1,533,423	$1,791,784
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities (Note 6)	$930,655	$706,767
Cash flows from investing activities:
Capital expenditures	(140,424)	(138,902)
Origination of finance receivables	(3,002,737)	(3,162,957)
Collections on finance receivables	2,657,149	2,789,848
Other investing activities	(165)	878
Net cash used by investing activities	(486,177)	(511,133)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	495,856	1,446,304
Repayments of medium-term notes	—	(1,056,680)
Proceeds from securitization debt	1,145,211	1,045,547
Repayments of securitization debt	(782,161)	(930,608)
Borrowings of asset-backed commercial paper	366,171	42,429
Repayments of asset-backed commercial paper	(195,709)	(187,599)
Net (decrease) increase in unsecured commercial paper	(387,392)	43,523
Net increase in deposits	100,737	161,157
Dividends paid	(69,454)	(72,775)
Repurchase of common stock	(359,810)	(239,428)
Other financing activities	11	1,706
Net cash provided by financing activities	313,460	253,576
Effect of exchange rate changes on cash, cash equivalents and restricted cash	198	(8,415)
Net increase in cash, cash equivalents and restricted cash	$758,136	$440,795

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,648,811	$1,579,177
Net increase in cash, cash equivalents and restricted cash	758,136	440,795
Cash, cash equivalents and restricted cash, end of period	$2,406,947	$2,019,972

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$2,243,910	$1,878,351
Restricted cash	147,910	130,838
Restricted cash included in Other long-term assets	15,127	10,783
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,406,947	$2,019,972
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2023	171,218,640	$1,712	$1,752,435	$3,100,925	$(304,962)	$(1,297,302)	$3,252,808	$(513)	$3,252,295
Net income (loss)	—	—	—	234,941	—	—	234,941	(2,708)	$232,233
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(27,596)	—	(27,596)	—	$(27,596)
Dividends ($0.1725 per share)	—	—	—	(24,385)	—	—	(24,385)	—	$(24,385)
Repurchase of common stock	—	—	—	—	—	(108,620)	(108,620)	—	$(108,620)
Share-based compensation	745,160	8	10,565	—	—	—	10,573	1,586	$12,159
Balance, March 31, 2024	171,963,800	1,720	1,763,000	3,311,481	(332,558)	(1,405,922)	3,337,721	(1,635)	3,336,086
Net income (loss)	—	—	—	218,269	—	—	218,269	(2,863)	$215,406
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,316)	—	(5,316)	—	$(5,316)
Dividends ($0.1725 per share)	—	—	—	(22,974)	—	—	(22,974)	—	$(22,974)
Repurchase of common stock	—	—	—	—	—	(102,870)	(102,870)	—	$(102,870)
Share-based compensation	5,124	—	12,049	—	—	879	12,928	56	$12,984
Balance, June 30, 2024	171,968,924	1,720	1,775,049	3,506,776	(337,874)	(1,507,913)	3,437,758	(4,442)	3,433,316
Net income (loss)	—	—	—	119,040	—	—	119,040	(3,073)	$115,967
Other comprehensive income, net of tax (Note 15)	—	—	—	—	39,161	—	39,161	—	$39,161
Dividends ($0.1725 per share)	—	—	—	(22,096)	—	—	(22,096)	—	$(22,096)
Repurchase of common stock	—	—	—	—	—	(151,631)	(151,631)	—	$(151,631)
Share-based compensation	11,913	—	9,074	—	—	—	9,074	1,321	$10,395
Balance, September 30, 2024	171,980,837	$1,720	$1,784,123	$3,603,720	$(298,713)	$(1,659,544)	$3,431,306	$(6,194)	$3,425,112

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2022	170,400,212	$1,704	$1,688,159	$2,490,649	$(341,929)	$(935,064)	$2,903,519	$3,289	$2,906,808
Net income (loss)	—	—	—	304,090	—	—	304,090	(2,261)	$301,829
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(12,723)	—	(12,723)	—	$(12,723)
Dividends ($0.1650 per share)	—	—	—	(24,123)	—	—	(24,123)	—	$(24,123)
Repurchase of common stock	—	—	—	—	—	(96,767)	(96,767)	—	$(96,767)
Share-based compensation	733,658	7	19,055	—	—	—	19,062	1,763	$20,825
Balance, March 31, 2023	171,133,870	1,711	1,707,214	2,770,616	(354,652)	(1,031,831)	3,093,058	2,791	3,095,849
Net income (loss)	—	—	—	178,039	—	—	178,039	(4,209)	$173,830
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(1,472)	—	(1,472)	—	$(1,472)
Dividends ($0.1650 per share)	—	—	—	(24,070)	—	—	(24,070)	—	$(24,070)
Repurchase of common stock	—	—	—	—	—	(74,184)	(74,184)	—	$(74,184)
Share-based compensation	38,173	1	15,639	—	—	1,885	17,525	2,378	$19,903
Balance, June 30, 2023	171,172,043	1,712	1,722,853	2,924,585	(356,124)	(1,104,130)	3,188,896	960	3,189,856
Net income (loss)	—	—	—	198,649	—	—	198,649	(2,546)	$196,103
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(615)	—	(615)	—	$(615)
Dividends ($0.1650 per share)	—	—	—	(24,582)	—	—	(24,582)	—	$(24,582)
Repurchase of common stock	—	—	—	—	—	(70,451)	(70,451)	—	$(70,451)
Share-based compensation	24,077	—	15,173	—	—	2,946	18,119	2,840	$20,959
Balance, September 30, 2023	171,196,120	$1,712	$1,738,026	$3,098,652	$(356,739)	$(1,171,635)	$3,310,016	1,254	3,311,270
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $5.8 million and $(15.6) million for the three month periods ended September 30, 2024 and September 30, 2023, respectively, and $(0.9) million and $(11.1) million for the nine month periods ended September 30, 2024 and September 30, 2023, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of September 30, 2024 and September 30, 2023, the Consolidated statements of operations for the three and nine month periods then ended, the Consolidated statements of comprehensive income for the three and nine month periods then ended, the Consolidated statements of cash flows for the nine month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the nine month periods ended September 30, 2024 and September 30, 2023.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
HDMC:
Motorcycles	$615,628	$1,023,090	$2,905,861	$3,216,387
Parts and accessories	174,301	184,809	534,359	568,001
Apparel	55,688	49,325	183,192	187,072
Licensing	3,897	9,586	18,312	20,912
Other	26,891	30,171	59,693	60,574
	876,405	1,296,981	3,701,417	4,052,946
LiveWire	4,808	8,144	15,958	22,932
Motorcycles and related products revenue	881,213	1,305,125	3,717,375	4,075,878

HDFS:
Interest income	232,990	207,673	666,903	586,752
Other	36,492	36,261	114,915	120,638
Financial services revenue	269,482	243,934	781,818	707,390
	$1,150,695	$1,549,059	$4,499,193	$4,783,268
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

	September 30, 2024	September 30, 2023
Balance, beginning of period	$47,091	$44,100
Balance, end of period	$54,792	$41,134
Previously recorded contract liabilities recognized as revenue in the three months ended September 30, 2024 and September 30, 2023 were $7.3 million and $6.9 million, respectively, and $22.2 million and $20.2 million in the nine months ended September 30, 2024 and September 30, 2023, respectively. The Company expects to recognize approximately $22.9 million of the remaining unearned revenue over the next 12 months and $31.9 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the nine months ended September 30, 2024 was 18.0% compared to 22.1% for the nine months ended September 30, 2023. The decrease in the effective tax rate for the nine months ended September 30, 2024 was attributable to changes in the mix of earnings for foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate and the benefit of increased income tax credits on lower taxable income.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to Harley-Davidson, Inc.	$119,040	$198,649	$572,249	$680,778

Basic weighted-average shares outstanding	130,078	141,622	133,187	143,678
Effect of dilutive securities – employee stock compensation plan	884	2,699	798	2,652
Diluted weighted-average shares outstanding	130,962	144,321	133,985	146,330
Net earnings per share:
Basic	$0.92	$1.40	$4.30	$4.74
Diluted	$0.91	$1.38	$4.27	$4.65
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.4 million and 0.8 million shares for the three months ended September 30, 2024 and September 30, 2023, respectively, and 0.9 million and 1.1 million shares for the nine months ended September 30, 2024 and September 30, 2023, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Mutual funds	$33,816	$34,079	$32,664
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

	September 30, 2024	December 31, 2023	September 30, 2023
Raw materials and work in process	$299,296	$389,221	$333,107
Motorcycle finished goods	399,699	514,964	405,714
Parts and accessories and apparel	119,260	150,844	154,640
Inventory at lower of FIFO cost or net realizable value	818,255	1,055,029	893,461
Excess of FIFO over LIFO cost	(136,391)	(125,078)	(124,696)
	$681,864	$929,951	$768,765
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $549.0 million, $447.8 million, and $478.9 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Future maturities of the Company's certificates of deposit as of September 30, 2024 were as follows (in thousands):

2024	$33,551
2025	145,737
2026	236,489
2027	119,281
Thereafter	15,200
Future maturities	550,258
Unamortized fees	(1,248)
$549,010
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$563,605	$671,762
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	119,568	112,592
Amortization of deferred loan origination costs	54,461	65,996
Amortization of financing origination fees	10,363	9,734
Income related to long-term employee benefits	(40,076)	(50,373)
Employee benefit plan contributions and payments	(3,781)	(2,668)
Stock compensation expense	39,820	64,538
Net change in wholesale finance receivables related to sales	(211,800)	(392,817)
Provision for credit losses	175,017	170,496
Deferred income taxes	(1,815)	(8,455)
Other, net	19,557	(19,738)
Changes in current assets and liabilities:
Accounts receivable, net	(36,529)	(72,084)
Finance receivables – accrued interest and other	2,325	2,366
Inventories, net	253,373	160,742
Accounts payable and accrued liabilities	(12,903)	14,453
Other current assets	(530)	(19,777)
	367,050	35,005
Net cash provided by operating activities	$930,655	$706,767
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

Finance receivables, net were as follows (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Retail finance receivables	$6,961,975	$6,818,699	$6,998,397
Wholesale finance receivables	1,238,324	1,061,532	1,049,541
	8,200,299	7,880,231	8,047,938
Allowance for credit losses	(399,912)	(381,966)	(392,714)
	$7,800,387	$7,498,265	$7,655,224
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the third quarter of 2024, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels and muted consumer confidence.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance for credit losses balance. These factors include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, and changes in other portfolio-specific loan characteristics. During the first nine months of 2024, the Company experienced increased retail credit losses driven by several factors connected to the macro-economic environment and related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company experienced downward pressure on recovery values at auction during the first nine months of 2024.
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
Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$377,826	$15,691	$393,517	$367,037	$14,929	$381,966
Provision for credit losses	55,831	2,146	57,977	172,109	2,908	175,017
Charge-offs	(65,029)	—	(65,029)	(207,109)	—	(207,109)
Recoveries	13,447	—	13,447	50,038	—	50,038
Balance, end of period	$382,075	$17,837	$399,912	$382,075	$17,837	$399,912
	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$366,919	$14,861	$381,780	$345,275	$13,436	$358,711
Provision for credit losses	60,832	22	60,854	169,049	1,447	170,496
Charge-offs	(63,738)	—	(63,738)	(182,183)	—	(182,183)
Recoveries	13,818	—	13,818	45,690	—	45,690
Balance, end of period	$377,831	$14,883	$392,714	$377,831	$14,883	$392,714
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

The amortized cost along with period gross charge-offs of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	September 30, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$931,374	$769,173	$507,694	$241,713	$84,111	$39,590	$2,573,655
Prime	927,821	901,954	730,870	410,721	166,169	106,766	3,244,301
Sub-prime	281,501	249,447	200,838	134,880	67,592	59,151	993,409
	2,140,696	1,920,574	1,439,402	787,314	317,872	205,507	6,811,365
Canadian Retail:
Super prime	35,280	34,382	21,186	10,573	4,410	1,702	107,533
Prime	9,200	10,340	8,054	4,812	2,782	2,124	37,312
Sub-prime	1,731	1,457	1,132	490	564	391	5,765
	46,211	46,179	30,372	15,875	7,756	4,217	150,610
	$2,186,907	$1,966,753	$1,469,774	$803,189	$325,628	$209,724	$6,961,975
Gross charge-offs for the nine months ended September 30, 2024:
U.S. Retail	$4,680	$65,972	$67,945	$36,365	$15,270	$13,485	$203,717
Canadian Retail	87	1,033	976	616	329	351	3,392
	$4,767	$67,005	$68,921	$36,981	$15,599	$13,836	$207,109

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$1,066,321	$729,339	$376,474	$151,004	$70,627	$27,013	$2,420,778
Prime	1,173,463	993,417	584,305	259,995	139,011	78,880	3,229,071
Sub-prime	333,099	275,964	189,688	101,437	63,393	44,568	1,008,149
	2,572,883	1,998,720	1,150,467	512,436	273,031	150,461	6,657,998
Canadian Retail:
Super prime	48,705	31,733	17,744	9,241	4,521	1,524	113,468
Prime	13,764	11,434	7,336	4,390	2,728	1,838	41,490
Sub-prime	1,846	1,546	739	817	525	270	5,743
	64,315	44,713	25,819	14,448	7,774	3,632	160,701
	$2,637,198	$2,043,433	$1,176,286	$526,884	$280,805	$154,093	$6,818,699
Gross charge-offs for the year ended December 31, 2023:
U.S. Retail	$20,047	$102,387	$74,212	$30,896	$18,088	$14,655	$260,285
Canadian Retail	527	1,004	866	472	278	483	3,630
	$20,574	$103,391	$75,078	$31,368	$18,366	$15,138	$263,915

	September 30, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$916,306	$806,658	$424,425	$175,218	$87,737	$37,875	$2,448,219
Prime	1,033,222	1,086,081	645,931	293,977	163,603	102,427	3,325,241
Sub-prime	296,583	307,280	211,626	114,298	72,587	55,700	1,058,074
	2,246,111	2,200,019	1,281,982	583,493	323,927	196,002	6,831,534
Canadian Retail:
Super prime	43,643	34,700	19,796	10,707	5,929	2,245	117,020
Prime	13,007	12,307	7,968	4,890	3,135	2,362	43,669
Sub-prime	1,839	1,671	852	871	575	366	6,174
	58,489	48,678	28,616	16,468	9,639	4,973	166,863
	$2,304,600	$2,248,697	$1,310,598	$599,961	$333,566	$200,975	$6,998,397
Gross charge-offs for the nine months ended September 30, 2023:
U.S. Retail	$5,141	$71,540	$54,843	$23,023	$13,622	$11,663	$179,832
Canadian Retail	75	703	634	337	220	382	2,351
	$5,216	$72,243	$55,477	$23,360	$13,842	$12,045	$182,183
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	September 30, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$1,986	$2,134	$122	$—	$—	$2	$4,244
Doubtful	9,939	4,043	129	—	—	5	14,116
Substandard	14,669	3,391	34	—	—	—	18,094
Special Mention	4,527	1,240	58	—	—	—	5,825
Medium Risk	615	146	—	—	—	—	761
Low Risk	1,008,975	134,065	38,019	2,567	3,500	8,158	1,195,284
	$1,040,711	$145,019	$38,362	$2,567	$3,500	$8,165	$1,238,324

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	10,934	258	—	—	5	—	11,197
Special Mention	641	30	—	—	—	—	671
Medium Risk	2,905	—	—	—	—	—	2,905
Low Risk	961,519	66,757	5,107	4,962	7,786	628	1,046,759
	$975,999	$67,045	$5,107	$4,962	$7,791	$628	$1,061,532

	September 30, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Special Mention	603	30	—	—	—	—	633
Medium Risk	2,754	16	—	25	—	—	2,795
Low Risk	934,104	95,436	5,928	5,354	4,601	690	1,046,113
	$937,461	$95,482	$5,928	$5,379	$4,601	$690	$1,049,541
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against HDFS interest income when the account is charged-off. The Company reversed $6.9 million and $6.2 million of accrued interest against HDFS interest income during the three months ended September 30, 2024 and September 30, 2023, respectively, and $24.0 million and $19.6 million during the nine months ended September 30, 2024 and September 30,2023, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of September 30, 2024, December 31, 2023, and September 30, 2023, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against HDFS interest income. As the

Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts during the three and nine months ended September 30, 2024 or September 30, 2023. As such, the Company did not reverse any wholesale accrued interest in those periods. At September 30, 2024, December 31, 2023 and September 30, 2023, $0.2 million of wholesale finance receivables were 90 days or more past due and accruing interest.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2024	September 30, 2024	Recognized
Wholesale:
No related allowance recorded	$—	$2,423	$123
Related allowance recorded	—	1,821	123
	$—	$4,244	$246
The aging analysis of the Company's finance receivables was as follows (in thousands):

	September 30, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,679,994	$163,963	$61,542	$56,476	$281,981	$6,961,975
Wholesale finance receivables	1,236,124	832	777	591	2,200	1,238,324
	$7,916,118	$164,795	$62,319	$57,067	$284,181	$8,200,299

	December 31, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,516,342	$168,027	$67,033	$67,297	$302,357	$6,818,699
Wholesale finance receivables	1,060,561	763	25	183	971	1,061,532
	$7,576,903	$168,790	$67,058	$67,480	$303,328	$7,880,231

	September 30, 2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,738,510	$151,192	$55,454	$53,241	$259,887	$6,998,397
Wholesale finance receivables	1,049,338	19	22	162	203	1,049,541
	$7,787,848	$151,211	$55,476	$53,403	$260,090	$8,047,938
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of September 30, 2024, December 31, 2023, and September 30, 2023. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	September 30, 2024			December 31, 2023			September 30, 2023
	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)
Foreign currency contracts	$416,405	$106	$9,168	$540,088	$3,529	$9,194	$481,204	$15,486	$1,325
Commodity contracts	789	25	—	642	—	134	601	—	63
Cross-currency swaps	1,420,560	19,663	4,702	1,420,560	15,080	3,160	1,420,560	—	58,655
	$1,837,754	$19,794	$13,870	$1,961,290	$18,609	$12,488	$1,902,365	$15,486	$60,043

	Derivative Financial Instruments Not Designated as Hedging Instruments
	September 30, 2024			December 31, 2023			September 30, 2023
	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities
Commodity contracts	$3,538	$—	$365	$5,637	$—	$318	$5,773	$168	$245
Interest rate caps	349,697	10	—	617,859	464	—	718,960	1,966	—
	$353,235	$10	$365	$623,496	$464	$318	$724,733	$2,134	$245
(a)Includes $58.7 million of cross-currency swaps recorded in Other long-term liabilities as of September 30, 2023, with all remaining amounts recorded in Accrued liabilities.
(b)Includes $19.7 million and $15.1 million of cross-currency swaps recorded in Other long-term assets as of September 30, 2024 and December 31, 2023, respectively, with all remaining amounts recorded in Other current assets.
(c)Includes $0.5 million and $2.0 million of interest rate caps recorded in Other long-term assets as of December 31, 2023 and September 30, 2023, respectively, with all remaining amounts recorded in Other current assets.

The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign currency contracts	$(14,470)	$14,632	$8,311	$18,597	$6,749	$(3,588)	$13,718	$635
Commodity contracts	(35)	(51)	(148)	(467)	(62)	(115)	(306)	(814)
Cross-currency swaps	48,167	(44,089)	3,041	(22,543)	58,669	(41,210)	16,523	(16,365)
Treasury rate lock contracts	—	—	(4,293)	1,139	(210)	(241)	(247)	(510)
Swap rate lock contracts	—	—	—	(1,780)	(149)	95	(445)	163
	$33,662	$(29,508)	$6,911	$(5,054)	$64,997	$(45,059)	$29,243	$(16,891)

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended September 30, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$618,580	$273,879	$7,707	$94,463

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	6,749	—	—	—
Commodity contracts	(62)	—	—	—
Cross-currency swaps	—	58,669	—	—
Treasury rate lock contracts	—	—	(90)	(120)
Swap rate lock contracts	—	—	—	(149)
	Three months ended September 30, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$893,343	$301,454	$7,688	$84,123

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(3,588)	—	—	—
Commodity contracts	(115)	—	—	—
Cross-currency swaps	—	(41,210)	—	—
Treasury rate lock contracts	—	—	(91)	(150)
Swap rate lock contracts	—	—	—	95

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Nine months ended September 30, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,566,272	$870,985	$23,066	$276,943

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	13,718	—	—	—
Commodity contracts	(306)	—	—	—
Cross-currency swaps	—	16,523	—	—
Treasury rate lock contracts	—	—	(272)	25
Swap rate lock contracts	—	—	—	(445)
	Nine months ended September 30, 2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,691,272	$877,591	$23,104	$243,677

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	635	—	—	—
Commodity contracts	(814)	—	—	—
Cross-currency swaps	—	(16,365)	—	—
Treasury rate lock contracts	—	—	(272)	(238)
Swap rate lock contracts	—	—	—	163
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at September 30, 2024, estimated to be reclassified into income over the next 12 months was $9.0 million.
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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign currency contracts	$(2,943)	$2,064	$(250)	$1,127
Commodity contracts	(344)	297	(537)	(1,080)
Interest rate caps	(249)	(700)	(454)	(407)
	$(3,536)	$1,661	$(1,241)	$(360)
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

9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Unsecured commercial paper	$497,373	$878,935	$815,081
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		September 30, 2024	December 31, 2023	September 30, 2023
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$94,142	$70,742	$79,755
Asset-backed U.S. commercial paper conduit facility		378,968	233,258	272,766
Asset-backed securitization debt		2,252,468	1,884,629	2,147,548
Unamortized discounts and debt issuance costs		(7,726)	(7,261)	(8,864)
		2,717,852	2,181,368	2,491,205
Unsecured notes (at par value):
Medium-term notes:
Due in 2024, issued November 2019(a)	3.14%	669,864	662,238	634,464
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2026, issued April 2023(b)	6.36%	781,508	772,610	740,207
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	700,000	700,000
Due in 2029, issued June 2024	5.95%	500,000	—	—
Unamortized discounts and debt issuance costs		(14,800)	(15,710)	(17,275)
		3,836,572	3,319,138	3,257,396
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(3,382)	(3,921)	(4,100)
		746,618	746,079	745,900
		4,583,190	4,065,217	4,003,296
Long-term debt		7,301,042	6,246,585	6,494,501
Current portion of long-term debt, net		(2,561,535)	(1,255,999)	(638,496)
Long-term debt, net		$4,739,507	$4,990,586	$5,856,005
(a)€600.0 million par value remeasured to U.S. dollar at September 30, 2024, December 31, 2023, and September 30, 2023, respectively
(b)€700.0 million par value remeasured to U.S. dollar at September 30, 2024, December 31, 2023, and September 30, 2023, respectively

Future principal payments of the Company's debt obligations as of September 30, 2024 were as follows (in thousands):

2024	$1,348,574
2025	1,892,265
2026	1,514,557
2027	1,089,974
2028	1,059,167
Thereafter	919,786
Future principal payments	7,824,323
Unamortized discounts and debt issuance costs	(25,908)
$7,798,415
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	September 30, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,772,473	$(152,943)	$131,459	$4,523	$2,755,512	$2,244,742
Asset-backed U.S. commercial paper conduit facility	408,515	(22,501)	25,124	1,522	412,660	378,968
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	109,199	(4,999)	6,454	163	110,817	94,142
	$3,290,187	$(180,443)	$163,037	$6,208	$3,278,989	$2,717,852

	December 31, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,348,817	$(126,882)	$94,137	$6,719	$2,322,791	$1,877,368
Asset-backed U.S. commercial paper conduit facility	259,441	(14,001)	16,443	2,066	263,949	233,258
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	81,916	(3,667)	4,425	211	82,885	70,742
	$2,690,174	$(144,550)	$115,005	$8,996	$2,669,625	$2,181,368

	September 30, 2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,608,831	$(141,260)	$115,306	$7,951	$2,590,828	$2,138,684
Asset-backed U.S. commercial paper conduit facility	300,692	(16,267)	20,456	1,444	306,325	272,766
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	91,926	(4,101)	5,859	116	93,800	79,755
	$3,001,449	$(161,628)	$141,621	$9,511	$2,990,953	$2,491,205
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs that in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2025 to 2032.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2024			2023
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$628.5	$550.0	$547.7
Second quarter	607.8	550.0	547.6	—	—	—
Third quarter	663.1	600.0	597.6	576.0	500.0	497.8
	$1,270.9	$1,150.0	$1,145.2	$1,204.5	$1,050.0	$1,045.5
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In November 2023, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S.

commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lenders’ discretion. Prior to the November 2022 renewal, the Company drew against the $300.0 million of uncommitted additional borrowings that were allowed prior to the renewal. The Company repaid the remaining balance of these uncommitted additional borrowings in full during the three months ended September 30, 2023. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to November 2022, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2024, the U.S. Conduit Facility had an expiration date of November 20, 2024.
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
During the first quarter of 2024, the Company transferred $334.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $306.0 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the second or third quarter of 2024 or during the nine months ended September 30, 2023.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2024, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$165.0 million, which was a C$40.0 million increase in the total commitment. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2024, the Canadian Conduit had an expiration date of June 30, 2025.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $16.7 million at September 30, 2024. The maximum exposure is not an indication of the Company's expected loss exposure.

Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in millions):

	2024		2023
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$34.9	$28.6	$—	$—
Second quarter	20.6	16.9	40.5	33.5
Third quarter	17.9	14.7	10.8	8.9
	$73.4	$60.2	$51.3	$42.4
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2024
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,847,818	$1,603,315	$244,503
Marketable securities	33,816	33,816	—
Derivative financial instruments	19,804	—	19,804
	$1,901,438	$1,637,131	$264,307
Liabilities:
Derivative financial instruments	$14,235	$—	$14,235
LiveWire warrants	3,189	2,086	1,103
	$17,424	$2,086	$15,338

	December 31, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,067,755	$898,000	$169,755
Marketable securities	34,079	34,079	—
Derivative financial instruments	19,073	—	19,073
	$1,120,907	$932,079	$188,828
Liabilities:
Derivative financial instruments	$12,806	$—	$12,806
LiveWire warrants	12,319	8,059	4,260
	$25,125	$8,059	$17,066
	September 30, 2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,330,576	$1,071,000	$259,576
Marketable securities	32,664	32,664	—
Derivative financial instruments	17,620	—	17,620
	$1,380,860	$1,103,664	$277,196
Liabilities:
Derivative financial instruments	$60,288	$—	$60,288
LiveWire warrants	10,631	$6,955	$3,676
	$70,919	$6,955	$63,964
Nonrecurring Fair Value Measurements – Repossessed inventory was $24.3 million, $28.0 million and $26.3 million as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively, for which the fair value adjustment was a decrease of $16.8 million, $18.6 million and $10.8 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	September 30, 2024		December 31, 2023		September 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,865,082	$7,800,387	$7,500,263	$7,498,265	$7,668,607	$7,655,224
Liabilities:
Deposits, net	$551,806	$549,010	$460,766	$447,782	$498,834	$478,933
Debt:
Unsecured commercial paper	$497,373	$497,373	$878,935	$878,935	$815,081	$815,081
Asset-backed U.S. commercial paper conduit facility	$378,968	$378,968	$233,258	$233,258	$272,766	$272,766
Asset-backed Canadian commercial paper conduit facility	$94,142	$94,142	$70,742	$70,742	$79,755	$79,755
Asset-backed securitization debt	$2,258,289	$2,244,742	$1,872,215	$1,877,368	$2,121,724	$2,138,684
Medium-term notes	$3,882,407	$3,836,572	$3,308,952	$3,319,138	$3,156,412	$3,257,396
Senior notes	$703,108	$746,618	$674,787	$746,079	$642,746	$745,900
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

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance, beginning of period	$69,633	$65,291	$64,144	$75,960
Warranties issued during the period	10,150	10,570	39,338	32,554
Settlements made during the period	(16,001)	(16,766)	(45,846)	(43,344)
Recalls and changes to pre-existing warranty liabilities	15,291	7,215	21,437	1,140
Balance, end of period	$79,073	$66,310	$79,073	$66,310
The liability for recall campaigns, included in the balance above, was $23.9 million, $18.9 million and $20.3 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.
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

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pension and SERPA Benefits:
Service cost	$1,175	$1,294	$3,525	$3,882
Interest cost	20,118	20,476	60,355	61,429
Expected return on plan assets	(33,143)	(36,519)	(99,429)	(109,557)
Amortization of unrecognized:
Prior service cost	188	188	564	564
Net gain	(163)	(181)	(489)	(543)
Settlement gain	—	—	—	(222)
Special retirement benefit cost	—	—	1,722	—
Net periodic benefit income	$(11,825)	$(14,742)	$(33,752)	$(44,447)
Postretirement Healthcare Benefits:
Service cost	$723	$797	$2,169	$2,390
Interest cost	2,694	2,772	8,082	8,316
Expected return on plan assets	(4,424)	(4,281)	(13,272)	(12,843)
Amortization of unrecognized:
Prior service cost (credit)	149	(166)	447	(498)
Net gain	(1,250)	(1,097)	(3,750)	(3,291)
Net periodic benefit income	$(2,108)	$(1,975)	$(6,324)	$(5,926)
There are no required or planned voluntary qualified pension plan contributions for 2024. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.

14. Commitments and Contingencies
Litigation and Other Claims – The Company is subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company also maintains insurance coverage for product liability exposures. Except for the matters discussed separately below, the Company believes there are no material exposures to loss in excess of amounts accrued.
Product Liability Matter – In August 2024, a jury awarded approximately $288 million in damages to the plaintiffs in a product lawsuit against the Company. The Company intends to appeal the matter and has recorded a liability for its estimated loss, which is lower than the amount awarded based on the Company's legal assessment of likely outcomes upon appeal. The Company has also recorded an asset reflecting its estimate of the insurance proceeds related to the estimated loss recognized for this matter. Given the remaining uncertainties associated with the resolution of this matter and the amount of the initial award, it is reasonably possible that the Company could incur a loss in excess of the liability recorded to date. The Company will pursue insurance recoveries for the ultimate loss related to this matter, including any loss amounts incurred in excess of the liability recorded to date.
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
15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended September 30, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(106,928)	$323	$(231,269)	$(337,874)
Other comprehensive income, before reclassifications	63,922	33,662	—	97,584
Income tax expense	—	(8,078)	—	(8,078)
	63,922	25,584	—	89,506
Reclassifications:
Net gain on derivative financial instruments	—	(64,997)	—	(64,997)
Prior service credits(a)	—	—	337	337
Actuarial gains(a)	—	—	(1,413)	(1,413)
Reclassifications before tax	—	(64,997)	(1,076)	(66,073)
Income tax benefit	—	15,473	255	15,728
	—	(49,524)	(821)	(50,345)
Other comprehensive income (loss)	63,922	(23,940)	(821)	39,161
Balance, end of period	$(43,006)	$(23,617)	$(232,090)	$(298,713)

	Three months ended September 30, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(89,787)	$(13,196)	$(253,141)	$(356,124)
Other comprehensive loss, before reclassifications	(12,355)	(29,508)	—	(41,863)
Income tax benefit	803	6,927	—	7,730
	(11,552)	(22,581)	—	(34,133)
Reclassifications:
Net loss on derivative financial instruments	—	45,059	—	45,059
Prior service credits(a)	—	—	22	22
Actuarial gains(a)	—	—	(1,278)	(1,278)
Reclassifications before tax	—	45,059	(1,256)	43,803
Income tax (expense) benefit	—	(10,580)	295	(10,285)
	—	34,479	(961)	33,518
Other comprehensive (loss) income	(11,552)	11,898	(961)	(615)
Balance, end of period	$(101,339)	$(1,298)	$(254,102)	$(356,739)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

	Nine months ended September 30, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,739)	$(6,601)	$(229,622)	$(304,962)
Other comprehensive income, before reclassifications	25,722	6,911	—	32,633
Income tax benefit (expense)	11	(1,659)	—	(1,648)
	25,733	5,252	—	30,985
Reclassifications:
Net gain on derivative financial instruments	—	(29,243)	—	(29,243)
Prior service credits(a)	—	—	1,011	1,011
Actuarial gains(a)	—	—	(4,239)	(4,239)
Reclassifications before tax	—	(29,243)	(3,228)	(32,471)
Income tax benefit	—	6,975	760	7,735
	—	(22,268)	(2,468)	(24,736)
Other comprehensive income (loss)	25,733	(17,016)	(2,468)	6,249
Balance, end of period	$(43,006)	$(23,617)	$(232,090)	$(298,713)

	Nine months ended September 30, 2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
Other comprehensive loss, before reclassifications	(24,675)	(5,054)	—	(29,729)
Income tax benefit	3,607	1,272	—	4,879
	(21,068)	(3,782)	—	(24,850)
Reclassifications:
Net loss on derivative financial instruments	—	16,891	—	16,891
Prior service credits(a)	—	—	66	66
Actuarial gains(a)	—	—	(3,834)	(3,834)
Reclassifications before tax	—	16,891	(3,768)	13,123
Income tax (expense) benefit	—	(3,967)	884	(3,083)
	—	12,924	(2,884)	10,040
Other comprehensive (loss) income	(21,068)	9,142	(2,884)	(14,810)
Balance, end of period	$(101,339)	$(1,298)	$(254,102)	$(356,739)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
HDMC:
Revenue	$876,405	$1,296,981	$3,701,417	$4,052,946
Gross profit	263,813	410,690	1,158,010	1,385,190
Selling, administrative and engineering expense	208,676	235,437	666,522	679,864
Operating income	55,137	175,253	491,488	705,326
LiveWire:
Revenue	4,808	8,144	15,958	22,932
Gross (loss) profit	(1,180)	1,092	(6,907)	(584)
Selling, administrative and engineering expense	24,905	26,435	76,587	81,290
Operating loss	(26,085)	(25,343)	(83,494)	(81,874)
HDFS:
Financial services revenue	269,482	243,934	781,818	707,390
Financial services expense	192,738	184,559	579,836	530,610
Operating income	76,744	59,375	201,982	176,780
Operating income	$105,796	$209,285	$609,976	$800,232
Total assets for the HDMC, LiveWire and HDFS segments were $3.7 billion, $0.2 billion and $9.2 billion, respectively, as of September 30, 2024, $3.6 billion, $0.3 billion and $8.2 billion, respectively, as of December 31, 2023, and $3.5 billion, $0.3 billion and $8.6 billion, respectively, as of September 30, 2023.
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

	Three months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$883,958	$—	$(2,745)	$881,213
Financial services	—	269,880	(398)	269,482
	883,958	269,880	(3,143)	1,150,695
Costs and expenses:
Motorcycles and related products cost of goods sold	618,580	—	—	618,580
Financial services interest expense	—	94,463	—	94,463
Financial services provision for credit losses	—	57,977	—	57,977
Selling, administrative and engineering expense	234,002	43,042	(3,165)	273,879
	852,582	195,482	(3,165)	1,044,899
Operating income	31,376	74,398	22	105,796
Other income, net	18,408	—	—	18,408
Investment income	16,450	—	—	16,450
Interest expense	7,707	—	—	7,707
Income before income taxes	58,527	74,398	22	132,947
Income tax provision	(914)	17,894	—	16,980
Net income	59,441	56,504	22	115,967
Less: (income) loss attributable to noncontrolling interests	3,073	$—	$—	$3,073
Net income attributable to Harley-Davidson, Inc.	$62,514	$56,504	$22	$119,040

	Nine months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$3,724,668	$—	$(7,293)	$3,717,375
Financial services	—	783,339	(1,521)	781,818
	3,724,668	783,339	(8,814)	4,499,193
Costs and expenses:
Motorcycles and related products cost of goods sold	2,566,272	—	—	2,566,272
Financial services interest expense	—	276,943	—	276,943
Financial services provision for credit losses	—	175,017	—	175,017
Selling, administrative and engineering expense	744,663	135,169	(8,847)	870,985
	3,310,935	587,129	(8,847)	3,889,217
Operating income	413,733	196,210	33	609,976
Other income, net	54,851	—	—	54,851
Investment income	45,665	—	—	45,665
Interest expense	23,066	—	—	23,066
Income before income taxes	491,183	196,210	33	687,426
Provision for income taxes	76,648	47,173	—	123,821
Net income	414,535	149,037	33	563,605
Less: (income) loss attributable to noncontrolling interests	8,644	—	—	8,644
Net income attributable to Harley-Davidson, Inc.	$423,179	$149,037	$33	$572,249

	Three months ended September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,307,289	$—	$(2,164)	$1,305,125
Financial Services	—	244,554	(620)	243,934
	1,307,289	244,554	(2,784)	1,549,059
Costs and expenses:
Motorcycles and Related Products cost of goods sold	893,343	—	—	893,343
Financial Services interest expense	—	84,123	—	84,123
Financial Services provision for credit losses	—	60,854	—	60,854
Selling, administrative and engineering expense	262,444	41,745	(2,735)	301,454
	1,155,787	186,722	(2,735)	1,339,774
Operating income	151,502	57,832	(49)	209,285
Other income, net	26,814	—	—	26,814
Investment income	209,868	—	(200,000)	9,868
Interest expense	7,688	—	—	7,688
Income before income taxes	380,496	57,832	(200,049)	238,279
Provision for income taxes	27,867	14,309	—	42,176
Net income	352,629	43,523	(200,049)	196,103
Less: (income) loss attributable to noncontrolling interests	2,546	—	—	2,546
Net income attributable to Harley-Davidson, Inc.	$355,175	$43,523	$(200,049)	$198,649

	Nine months ended September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,082,312	$—	$(6,434)	$4,075,878
Financial services	—	709,167	(1,777)	707,390
	4,082,312	709,167	(8,211)	4,783,268
Costs and expenses:
Motorcycles and related products cost of goods sold	2,691,272	—	—	2,691,272
Financial services interest expense	—	243,677	—	243,677
Financial services provision for credit losses	—	170,496	—	170,496
Selling, administrative and engineering expense	762,963	122,871	(8,243)	877,591
	3,454,235	537,044	(8,243)	3,983,036
Operating income	628,077	172,123	32	800,232
Other income, net	54,136	—	—	54,136
Investment income	231,044	—	(200,000)	31,044
Interest expense	23,104	—	—	23,104
Income before income taxes	890,153	172,123	(199,968)	862,308
Provision for income taxes	150,265	40,281	—	190,546
Net income	739,888	131,842	(199,968)	671,762
Less: (income) loss attributable to noncontrolling interests	9,016	—	—	9,016
Net income attributable to Harley-Davidson, Inc.	$748,904	$131,842	$(199,968)	$680,778

	September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,213,301	$1,030,609	$—	$2,243,910
Accounts receivable, net	498,694	60	(191,053)	307,701
Finance receivables, net	—	2,300,551	—	2,300,551
Inventories, net	681,864	—	—	681,864
Restricted cash	—	147,910	—	147,910
Other current assets	167,555	58,209	(17,764)	208,000
	2,561,414	3,537,339	(208,817)	5,889,936
Finance receivables, net	—	5,499,836	—	5,499,836
Property, plant and equipment, net	713,603	14,864	—	728,467
Pension and postretirement assets	452,515	—	—	452,515
Goodwill	62,909	—	—	62,909
Deferred income taxes	77,990	92,208	(908)	169,290
Lease assets	66,304	3,533	—	69,837
Other long-term assets	223,749	46,247	(116,127)	153,869
	$4,158,484	$9,194,027	$(325,852)	$13,026,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283,296	$213,376	$(191,053)	$305,619
Accrued liabilities	491,697	151,907	(17,252)	626,352
Short-term deposits, net	—	178,638	—	178,638
Short-term debt	—	497,373	—	497,373
Current portion of long-term debt, net	449,759	2,111,776	—	2,561,535
	1,224,752	3,153,070	(208,305)	4,169,517
Long-term deposits, net	—	370,372	—	370,372
Long-term debt, net	296,859	4,442,648	—	4,739,507
Lease liabilities	48,821	3,134	—	51,955
Pension and postretirement liabilities	58,551	—	—	58,551
Deferred income taxes	30,266	3,227	—	33,493
Other long-term liabilities	147,563	28,697	1,892	178,152
Commitments and contingencies (Note 14)
Shareholders’ equity	2,351,672	1,192,879	(119,439)	3,425,112
	$4,158,484	$9,194,027	$(325,852)	$13,026,659

	September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,218,420	$659,931	$—	$1,878,351
Accounts receivable, net	672,755	8	(357,432)	315,331
Finance receivables, net	—	2,101,965	—	2,101,965
Inventories, net	768,765	—	—	768,765
Restricted cash	—	130,838	—	130,838
Other current assets	172,174	59,920	(4,538)	227,556
	2,832,114	2,952,662	(361,970)	5,422,806
Finance receivables, net	—	5,553,259	—	5,553,259
Property, plant and equipment, net	682,350	20,954	—	703,304
Pension and postretirement assets	369,440	—	—	369,440
Goodwill	61,935	—	—	61,935
Deferred income taxes	54,972	90,976	(1,184)	144,764
Lease assets	65,327	3,707	—	69,034
Other long-term assets	223,757	26,765	(112,848)	137,674
	$4,289,895	$8,648,323	$(476,002)	$12,462,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362,662	$376,897	$(357,432)	$382,127
Accrued liabilities	461,725	128,585	(4,176)	586,134
Short-term deposits, net		250,987		250,987
Short-term debt	—	815,081	—	815,081
Current portion of long-term debt, net	—	638,496	—	638,496
	824,387	2,210,046	(361,608)	2,672,825
Long-term deposits, net	—	227,946	—	227,946
Long-term debt, net	745,900	5,110,105	—	5,856,005
Lease liabilities	48,572	3,666	—	52,238
Pension and postretirement liabilities	67,991	—	—	67,991
Deferred income taxes	27,116	2,412	—	29,528
Other long-term liabilities	144,405	98,041	1,967	244,413
Commitments and contingencies (Note 14)
Shareholders’ equity	2,431,524	996,107	(116,361)	3,311,270
	$4,289,895	$8,648,323	$(476,002)	$12,462,216

	Nine months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$414,535	$149,037	$33	$563,605
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	112,605	6,963	—	119,568
Amortization of deferred loan origination costs	—	54,461	—	54,461
Amortization of financing origination fees	540	9,823	—	10,363
Provision for long-term employee benefits	(40,076)	—	—	(40,076)
Employee benefit plan contributions and payments	(3,781)	—	—	(3,781)
Stock compensation expense	38,234	1,586	—	39,820
Net change in wholesale finance receivables related to sales	—	—	(211,800)	(211,800)
Provision for credit losses	—	175,017	—	175,017
Deferred income taxes	3,347	(4,724)	(438)	(1,815)
Other, net	15,505	4,085	(33)	19,557
Changes in current assets and liabilities:
Accounts receivable, net	(79,746)	—	43,217	(36,529)
Finance receivables – accrued interest and other	—	2,325	—	2,325
Inventories, net	253,373	—	—	253,373
Accounts payable and accrued liabilities	(35,743)	53,591	(30,751)	(12,903)
Other current assets	(23,008)	12,295	10,183	(530)
	241,250	315,422	(189,622)	367,050
Net cash provided by operating activities	655,785	464,459	(189,589)	930,655

Cash flows from investing activities:
Capital expenditures	(139,295)	(1,129)	—	(140,424)
Origination of finance receivables	—	(5,671,416)	2,668,679	(3,002,737)
Collections on finance receivables	—	5,136,239	(2,479,090)	2,657,149
Other investing activities	(1,165)	—	1,000	(165)
Net cash used by investing activities	(140,460)	(536,306)	190,589	(486,177)

	Nine months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,856	—	495,856
Proceeds from securitization debt	—	1,145,211	—	1,145,211
Repayments of securitization debt	—	(782,161)	—	(782,161)
Borrowings of asset-backed commercial paper	—	366,171	—	366,171
Repayments of asset-backed commercial paper	—	(195,709)	—	(195,709)
Net decrease in unsecured commercial paper	—	(387,392)	—	(387,392)
Net increase in deposits	—	100,737	—	100,737
Dividends paid	(69,454)	—	—	(69,454)
Repurchase of common stock	(359,810)	—	—	(359,810)
Other financing activities	11	1,000	(1,000)	11
Net cash (used) provided by financing activities	(429,253)	743,713	(1,000)	313,460
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(171)	369	—	198
Net increase in cash, cash equivalents and restricted cash	$85,901	$672,235	$—	$758,136

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,127,400	$521,411	$—	$1,648,811
Net increase in cash, cash equivalents and restricted cash	85,901	672,235	—	758,136
Cash, cash equivalents and restricted cash, end of period	$1,213,301	$1,193,646	$—	$2,406,947

	Nine months ended September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$739,888	$131,842	$(199,968)	$671,762
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	105,824	6,768	—	112,592
Amortization of deferred loan origination costs	—	65,996	—	65,996
Amortization of financing origination fees	532	9,202	—	9,734
Provision for long-term employee benefits	(50,373)	—	—	(50,373)
Employee benefit plan contributions and payments	(2,668)	—	—	(2,668)
Stock compensation expense	61,642	2,896	—	64,538
Net change in wholesale finance receivables related to sales	—	—	(392,817)	(392,817)
Provision for credit losses	—	170,496	—	170,496
Deferred income taxes	147	(8,764)	162	(8,455)
Other, net	(15,606)	(4,099)	(33)	(19,738)
Changes in current assets and liabilities:
Accounts receivable, net	(312,549)	—	240,465	(72,084)
Finance receivables – accrued interest and other	—	2,366	—	2,366
Inventories, net	160,742	—	—	160,742
Accounts payable and accrued liabilities	(10,440)	257,748	(232,855)	14,453
Other current assets	(24,418)	4,645	(4)	(19,777)
	(87,167)	507,254	(385,082)	35,005
Net cash provided by operating activities	652,721	639,096	(585,050)	706,767
Cash flows from investing activities:
Capital expenditures	(135,768)	(3,134)	—	(138,902)
Origination of finance receivables	—	(6,035,046)	2,872,089	(3,162,957)
Collections on finance receivables	—	5,276,887	(2,487,039)	2,789,848
Other investing activities	(1,622)	—	2,500	878
Net cash used by investing activities	(137,390)	(761,293)	387,550	(511,133)

	Nine months ended September 30, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,446,304	—	1,446,304
Repayments of medium-term notes	—	(1,056,680)	—	(1,056,680)
Proceeds from securitization debt	—	1,045,547	—	1,045,547
Repayments of securitization debt	—	(930,608)	—	(930,608)
Borrowings of asset-backed commercial paper	—	42,429	—	42,429
Repayments of asset-backed commercial paper	—	(187,599)	—	(187,599)
Net decrease in unsecured commercial paper	—	43,523	—	43,523
Net increase in deposits	—	161,157	—	161,157
Dividends paid	(72,775)	(200,000)	200,000	(72,775)
Repurchase of common stock	(239,428)	—	—	(239,428)
Other financing activities	1,706	2,500	(2,500)	1,706
Net cash (used) provided by financing activities	(310,497)	366,573	197,500	253,576
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,212)	(203)	—	(8,415)
Net increase in cash, cash equivalents and restricted cash	$196,622	$244,173	$—	$440,795

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net increase in cash, cash equivalents and restricted cash	196,622	244,173	—	440,795
Cash, cash equivalents and restricted cash, end of period	$1,218,420	$801,552	$—	$2,019,972

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "commits," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of October 24, 2024 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 6, 2024), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $119.0 million, or $0.91 per diluted share, in the third quarter of 2024 compared to $198.6 million, or $1.38 per diluted share, in the third quarter of 2023.
In the third quarter of 2024, HDMC segment operating income was $55.1 million, down $120.1 million from the third quarter of 2023. The decrease in operating income from the HDMC segment for the third quarter of 2024 was driven primarily by lower motorcycle shipments as dealers adjusted inventory levels for the current retail environment. HDMC operating income was also impacted by unfavorable mix partially offset by favorable impacts related to pricing and lower promotional costs, changes in foreign currency exchange rates and lower operating expenses compared to the same quarter last year. Operating loss from the LiveWire segment in the third quarter of 2024 was $26.1 million compared to an operating loss of $25.3 million in the prior year quarter due primarily to lower electric balance bike volumes partially offset by lower operating expenses. Operating income from the HDFS segment in the third quarter of 2024 was $76.7 million, up $17.4 million compared to the prior year quarter due primarily to higher interest income and a lower provision for credit losses, partially offset by higher interest expense.
Worldwide retail sales of new Harley-Davidson motorcycles in the third quarter of 2024 declined 13.2% compared to the third quarter of 2023. Retail sales in North America were down 10.1%. Retail sales of Harley-Davidson motorcycles continued to be impacted by a challenging macroeconomic environment, including high interest rates adversely impacting consumer discretionary spending. Retail sales were down 22.8% in EMEA and 16.5% in Asia-Pacific driven by softness in Japan with other countries contributing to the decline, partially offset by increases in Australia and New Zealand. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

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

Interest Rates - Interest rates increased significantly during 2022 and into 2023 as central banks attempted to reduce inflation. The current higher interest rate environment has adversely impacted HDFS' interest income margin due to a higher cost of funds that is only partially offset by increased interest rates on financing products sold by HDFS. Additionally, higher interest rates have adversely impacted consumer discretionary purchases, like purchases of the Company's motorcycles, as higher borrowing costs have made these purchases less affordable or impacted the consumer's ability to obtain financing. Interest rates declined during the third quarter of 2024 and the Company expects interest rates to continue to moderate. However, interest rates remained heightened during the first nine months of 2024.
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
Guidance(1)
On October 24, 2024, the Company updated its expectations for 2024 as follows:
Given the lower than expected results for the first nine months of 2024 and sales expectations for the remainder of the year, the Company now expects HDMC revenue to be down 14% to down 16% in 2024 compared to 2023. The Company's previous expectation was for HDMC revenue to be down 5% to down 9% compared to 2023. The Company continues to expect that, for the full-year 2024, wholesale unit shipments of Harley-Davidson motorcycles will be in balance with dealer retail unit sales of new Harley-Davidson motorcycles resulting in a dealer inventory level of new motorcycles at the end of 2024 that is similar to the end of 2023. Therefore, the Company now expects both wholesale shipments and retail sales to be within a range of approximately 149,000 to 153,000 units for the full year of 2024, down from its previous expectation for wholesale shipments and retail sales that were within a range of approximately 163,000 to 168,000 units in 2024. Based on these updated unit expectations for 2024, retail unit sales in 2024 are expected to be down 6% to 8% compared to 2023, which is down from the previous expectation of flat to up 3%, and wholesale unit shipments are expected to be down 16% to 17% compared to 2023, which is down from the previous expectation of down 7% to 10%.
Based on the updated expectations for revenue and wholesale unit shipments as well as its results for the first nine months of 2024, the Company now expects HDMC operating margin as a percent of revenue to be 7.5% to 8.5% in 2024, which is lower than its previous expectation of 10.6% to 11.6% in 2024.
The Company now expects LiveWire motorcycle sales of 600 to 1,000 units in 2024 and continues to expect LiveWire's operating loss for 2024 to be $105 million to $115 million. The Company's previous expectation was for LiveWire motorcycle sales of 1,000 to 1,500 units in 2024.
The Company now expects HDFS operating income to be up 5% to up 10% in 2024 compared to 2023. The Company's previous expectation was for HDFS operating income to be flat to up 5% in 2024 compared to 2023.
In 2022, the Company set a productivity target to eliminate $400 million of incremental cost incurred since 2020 by the end of 2025. This target originally included a positive impact from manufacturing leverage of approximately $50 million to $70 million based on an anticipated reduction in the fixed cost per motorcycle associated with increasing production volumes. Given the decrease in production volumes in 2023 and the expected decrease in 2024, the Company has adjusted the target by removing the impact of manufacturing leverage and increasing productivity objectives in other areas. The total productivity target remains at $400 million. Excluding the impact of manufacturing leverage, the Company achieved approximately $24 million in productivity savings in 2022 and approximately $123 million in 2023. The previously reported productivity savings, which included the impact of manufacturing leverage (whether positive or negative), were approximately $50 million and $70 million in 2022 and 2023, respectively. The Company remains focused on production efficiency, logistics network optimization and supplier cost optimization. The Company continues to expect approximately $100 million of cost productivity savings in 2024 and achieved savings of approximately $84 million during the first nine months of 2024.
The Company continues to expect capital investments in 2024 of between $225 and $250 million. The Company's focus remains on core product innovation, investments in manufacturing to automate and reduce costs to improve productivity as well as planned investments for LiveWire.
The Company's capital allocation priorities remain to fund profitable growth through The Hardwire initiatives, to pay dividends, and to execute share repurchases on a discretionary basis. In July 2024, the Company announced plans to repurchase approximately $1 billion of shares on a discretionary basis in aggregate starting in the third quarter of 2024 through the end of 2026 and remains committed to this plan. The Company now plans to repurchase up to $450 million of shares in 2024 which has been revised from its previous plan of up to $500 million. The Company believes its capital allocation priorities highlight its operating discipline, its overall cash flow generation and long-term earnings power as reflected by its continued commitment to deliver a 15% HDMC operating income margin by the end of 2025 which it would sustain for the full year 2026.

Results of Operations for the Three Months Ended September 30, 2024
Compared to the Three Months Ended September 30, 2023
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change
Operating income - HDMC	$55,137	$175,253	$(120,116)	(68.5)%
Operating loss - LiveWire	(26,085)	(25,343)	(742)	2.9
Operating income - HDFS	76,744	59,375	17,369	29.3
Operating income	105,796	209,285	(103,489)	(49.4)%
Other income, net	18,408	26,814	(8,406)	(31.3)
Investment income	16,450	9,868	6,582	66.7
Interest expense	7,707	7,688	19	0.2
Income before income taxes	132,947	238,279	(105,332)	(44.2)%
Income tax provision	16,980	42,176	(25,196)	(59.7)
Net income	115,967	196,103	(80,136)	(40.9)%
Less: Loss attributable to noncontrolling interests	3,073	2,546	527	20.7
Net income attributable to Harley-Davidson, Inc.	$119,040	$198,649	$(79,609)	(40.1)%
Diluted earnings per share	$0.91	$1.38	$(0.47)	(34.1)
The Company reported operating income of $105.8 million in the third quarter of 2024 compared to $209.3 million in the same period last year. The HDMC segment reported operating income of $55.1 million in the third quarter of 2024, a decrease of $120.1 million compared to the third quarter of 2023. Operating loss from the LiveWire segment increased $0.7 million compared to the third quarter of 2023. Operating income from the HDFS segment increased $17.4 million compared to the third quarter of 2023. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income in the third quarter of 2024 was lower than in the third quarter of 2023, impacted by a smaller benefit related to a decrease in the fair value of LiveWire's warrant liability in the third quarter of 2024 compared to the third quarter of 2023 as well as lower non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the third quarter of 2024 was 12.8% compared to 17.7% for the third quarter of 2023. The decrease in the effective tax rate for the third quarter was attributable to changes in the mix of earnings for foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate and the benefit of increased income tax credits on lower taxable income.

Diluted earnings per share was $0.91 in the third quarter of 2024, down 34.1% from the same period last year. Diluted weighted average shares outstanding decreased from 144.3 million in the third quarter of 2023 to 131.0 million in the third quarter of 2024, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change
United States	22,726	25,336	(2,610)	(10.3)%
Canada	1,847	2,010	(163)	(8.1)
North America	24,573	27,346	(2,773)	(10.1)
Europe/Middle East/Africa (EMEA)	6,054	7,847	(1,793)	(22.8)
Asia Pacific	4,832	5,784	(952)	(16.5)
Latin America	707	681	26	3.8
	36,166	41,658	(5,492)	(13.2)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
During the third quarter of 2024, retail sales in North America were down 10.1% driven by a 10.3% decline in the United States with additional reductions in international markets, including a 16.5% decrease in Asia Pacific as well as a 22.8% decrease in Europe.
U.S. retail sales were negatively impacted by a continued challenging macroeconomic environment, which included high interest rates adversely impacting consumer discretionary spending. Retail sales declines in Asia Pacific, Canada and Europe were also primarily due to challenging macroeconomic conditions. In Asia Pacific, the decline included lower sales in Japan with other countries contributing to the decline, partially offset by higher sales in Australia and New Zealand. In Europe, the level of decline on a country-by-country basis was mixed during the quarter.
Worldwide retail inventory of new motorcycles was approximately 60,000 units at the end of the third quarter of 2024, which is down approximately 13% from the end of the second quarter of 2024 and up approximately 20% compared to the end of the third quarter of 2023. The Company plans to continue its support of dealer efforts to reduce inventory during the remainder of 2024.(1) Retail inventory of new motorcycles is based on dealer inventory units at the end of each quarter.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	September 30, 2024		September 30, 2023		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	15,850	57.6%	30,167	66.6%	(14,317)	(47.5)%

Worldwide motorcycle shipments:
Grand American Touring(a)	15,493	56.3%	23,781	52.5%	(8,288)	(34.9)%
Cruiser	9,610	34.9%	17,142	37.9%	(7,532)	(43.9)
Sport and Lightweight	1,770	6.4%	3,103	6.9%	(1,333)	(43.0)
Adventure Touring	647	2.4%	1,243	2.7%	(596)	(47.9)
	27,520	100.0%	45,269	100.0%	(17,749)	(39.2)%
(a)Includes Trike
The Company shipped 27,520 motorcycles worldwide during the third quarter of 2024, which was 39.2% lower than the third quarter of 2023. Shipments to dealers in the third quarter of 2024 were lower than the third quarter of 2023 as dealers adjusted inventory levels for the current retail environment. The Company shipped a greater proportion of Grand American Touring models to improve availability of models most desired by customers.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change
Revenue:
Motorcycles	$615,628	$1,023,090	$(407,462)	(39.8)%
Parts and accessories	174,301	184,809	(10,508)	(5.7)
Apparel	55,688	49,325	6,363	12.9
Licensing	3,897	9,586	(5,689)	(59.3)
Other	26,891	30,171	(3,280)	(10.9)
	876,405	1,296,981	(420,576)	(32.4)
Cost of goods sold	612,592	886,291	(273,699)	(30.9)
Gross profit	263,813	410,690	(146,877)	(35.8)
Operating expenses:
Selling & administrative expense	183,756	208,609	(24,853)	(11.9)
Engineering expense	24,920	26,828	(1,908)	(7.1)
	208,676	235,437	(26,761)	(11.4)
Operating income	$55,137	$175,253	$(120,116)	(68.5)%
Operating margin	6.3%	13.5%	(7.2)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2023 to the third quarter of 2024 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 30, 2023	$1,297.0	$886.3	$410.7
Volume	(418.8)	(274.2)	(144.6)
Price and sales incentives	19.3	—	19.3
Foreign currency exchange rates and hedging	(3.0)	(20.6)	17.6
Shipment mix	(18.1)	15.2	(33.3)
Raw material prices	—	(2.8)	2.8
Manufacturing and other costs	—	8.7	(8.7)
	(420.6)	(273.7)	(146.9)
Three months ended September 30, 2024	$876.4	$612.6	$263.8
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2023 to the third quarter of 2024 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was positively impacted by lower promotional activity compared to the prior year, partially offset by the elimination of the pricing surcharge late in 2023 and a fine-tuned pricing strategy for 2024.
•Revenue was unfavorably impacted by weaker average foreign currency exchange rates relative to the U.S. dollar compared to the same quarter last year. Gross profit was favorably impacted by balance sheet remeasurement and favorable net foreign currency gains associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix had an unfavorable impact on gross profit. During the third quarter of 2024, the positive impact of changes in mix between motorcycle families was more than offset by the unfavorable impacts of model mix changes within motorcycle families and a higher mix of shipments to lower margin markets as shipments during the third quarter of 2024 declined from the same period last year at a faster rate in the U.S. than in other less profitable markets.
•Raw material costs were lower compared to the prior year.
•Manufacturing and other costs were negatively impacted by continued moderate inflation and unfavorable manufacturing leverage related to higher fixed costs per unit resulting from lower production volumes. These negative impacts were partially offset by supply-chain productivity gains.
Operating expenses were lower in the third quarter of 2024 compared to the same period last year primarily related to lower people costs, including the cost of compensation and benefits, and decreases in other discretionary spending as the Company continued to focus on cost discipline and increased productivity.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	September 30, 2024	September 30, 2023	(Decrease) Increase	% Change
Revenue	$4,808	$8,144	$(3,336)	(41.0)%
Cost of goods sold	5,988	7,052	(1,064)	(15.1)
Gross profit	(1,180)	1,092	(2,272)	(208.1)
Selling, administrative and engineering expense	24,905	26,435	(1,530)	(5.8)
Operating loss	$(26,085)	$(25,343)	$(742)	2.9%

LiveWire motorcycle unit shipments	99	50	49	98.0%
During the third quarter of 2024, revenue decreased by $3.3 million, or 41.0%, compared to the third quarter of 2023. The decrease was primarily due to lower electric balance bike volumes partially offset by an increase in electric motorcycle units sold during the quarter as compared to the same period last year. Cost of sales decreased by $1.1 million, or 15.1%, during the third quarter of 2024 compared to the third quarter of 2023 due primarily to lower electric balance bike volumes.
During the third quarter of 2024, selling, administrative and engineering expense decreased $1.5 million compared to the third quarter of 2023 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change
Revenue:
Interest income	$232,990	$207,673	$25,317	12.2%
Other income	36,492	36,261	231	0.6
	269,482	243,934	25,548	10.5
Expenses:
Interest expense	94,463	84,123	10,340	12.3
Provision for credit losses	57,977	60,854	(2,877)	(4.7)
Operating expense	40,298	39,582	716	1.8
	192,738	184,559	8,179	4.4
Operating income	$76,744	$59,375	$17,369	29.3%
Interest income was higher for the third quarter of 2024 compared to the same period last year, primarily due to higher average outstanding finance receivables at a higher average yield. Interest expense increased due to higher average interest rates on higher average outstanding debt and deposits.

The provision for credit losses decreased $2.9 million compared to the third quarter of 2023 driven by a favorable change in the allowance for credit losses partially offset by higher actual credit losses. The favorable change in the allowance for credit losses was due to a decrease in retail receivables and a smaller increase in the retail reserve rate compared to the third quarter of 2023, partially offset by an increase in the wholesale reserve.

The allowance for credit losses considers current economic conditions and the Company’s outlook on future conditions. At the end of the third quarter of 2024, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment and muted consumer confidence. Refer to the Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 for a discussion of 2024 annualized credit losses.
Operating expenses increased $0.7 million compared to the third quarter of 2023 due in part to increased insurance-related expenses, partially offset by lower employee-related costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 30, 2024	September 30, 2023
Balance, beginning of period	$393,517	$381,780
Provision for credit losses	57,977	60,854
Charge-offs, net of recoveries	(51,582)	(49,920)
Balance, end of period	$399,912	$392,714

Results of Operations for the Nine Months Ended September 30, 2024
Compared to the Nine Months Ended September 30, 2023
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 30, 2024	September 30, 2023	(Decrease) Increase	% Change
Operating income - HDMC	$491,488	$705,326	$(213,838)	(30.3)%
Operating loss - LiveWire	(83,494)	(81,874)	(1,620)	2.0
Operating income - HDFS	201,982	176,780	25,202	14.3
Operating income	609,976	800,232	(190,256)	(23.8)
Other income, net	54,851	54,136	715	1.3
Investment (loss) income	45,665	31,044	14,621	47.1
Interest expense	23,066	23,104	(38)	(0.2)
Income before income taxes	687,426	862,308	(174,882)	(20.3)
Provision for income taxes	123,821	190,546	(66,725)	(35.0)
Net income	$563,605	$671,762	$(108,157)	(16.1)%
Less: Loss attributable to noncontrolling interests	8,644	9,016	(372)	(4.1)%
Net income attributable to Harley-Davidson, Inc.	572,249	680,778	(108,529)	(15.9)%
Diluted earnings per share	$4.27	$4.65	$(0.38)	(8.2)%
The Company reported operating income of $610.0 million in the first nine months of 2024 compared to $800.2 million in the same period last year. HDMC segment operating income was $491.5 million in the first nine months of 2024, down $213.8 million compared to the same period last year. Operating loss from the LiveWire segment increased $1.6 million compared to the first nine months of 2023. Operating income from the HDFS segment increased $25.2 million compared to the first nine months of 2023. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income in the first nine months of 2024 was higher than the same period last year impacted by a benefit related to LiveWire's warrant liability, which decreased in fair value, partially offset by lower non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first nine months of 2024 was 18.0% compared to 22.1% for the same period in 2023. The decrease in the effective tax rate for the first nine months of 2024 was attributable to changes in the mix of earnings for foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate and the benefit of increased income tax credits on lower taxable income.
Diluted earnings per share was $4.27 in the first nine months of 2024, down from diluted earnings per share of $4.65 for the same period last year. Diluted weighted average shares outstanding decreased from 146.3 million in the first nine months of 2023 to 134.0 million in the first nine months of 2024, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Nine months ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change
United States	80,710	81,774	(1,064)	(1.3)%
Canada	6,186	6,653	(467)	(7.0)
North America	86,896	88,427	(1,531)	(1.7)
Europe/Middle East/Africa (EMEA)	19,333	21,884	(2,551)	(11.7)
Asia Pacific	17,188	20,190	(3,002)	(14.9)
Latin America	2,152	2,108	44	2.1
	125,569	132,609	(7,040)	(5.3)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 5.3% during the first nine months of 2024 compared to the same period last year driven primarily by declines in North America, Europe and Asia Pacific. Retail sales in the United States were negatively impacted by a continued challenging macroeconomic environment, which included high interest rates adversely impacting consumer discretionary spending, partially offset by a benefit to retail sales from promotions focused on the sale of model year 2023 carryover inventory at dealers. Retail sales in Asia Pacific and Europe were soft also primarily due to challenging macroeconomic conditions. In Asia Pacific, the decline in retail sales was primarily due to lower sales in Japan and China, while lower retail unit sales in Europe were driven by declines in most of the Company's larger markets.
Motorcycle Registration Data and Market Share – 601+cc(a)
The Company's U.S. market share of new 601+cc motorcycles increased during the first nine months of 2024 compared to the first nine months of 2023 on higher retail sales relative to the industry led by strong retail growth in the Company's Touring motorcycles as compared to the prior year. The Company's European market share of new 601+cc motorcycles for first nine months of 2024 was down compared to the first nine months of 2023. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Nine months ended
	September 30, 2024	September 30, 2023	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	212,501	215,744	(3,243)	(1.5)%
Europe(c)	411,930	406,193	5,737	1.4%

Harley-Davidson market share data:
United States(b)	37.7%	37.3%	0.4	pts.
Europe(c)	4.4%	4.9%	(0.5)	pts.
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

HDMC Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Nine months ended
	September 30, 2024		September 30, 2023		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	89,761	66.6%	96,984	64.5%	(7,223)	(7.4)%

Worldwide motorcycle shipments:
Grand American Touring(a)	80,194	59.5%	76,270	50.7%	3,924	5.1%
Cruiser	39,711	29.4%	53,876	35.8%	(14,165)	(26.3)
Sport and Lightweight	10,827	8.0%	15,849	10.5%	(5,022)	(31.7)
Adventure Touring	4,120	3.1%	4,445	3.0%	(325)	(7.3)
	134,852	100.0%	150,440	100.0%	(15,588)	(10.4)%
(a)Includes Trike
The Company shipped 134,852 motorcycles worldwide during the first nine months of 2024, which was 10.4% lower than the same period in 2023 as dealers adjusted inventory levels for the current retail environment. The motorcycles shipped during the first nine months of 2024 compared to the same period last year included a higher mix of Grand American Touring motorcycles shipped as a percent of total shipments to improve availability of models most desired by customers.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,905,861	$3,216,387	$(310,526)	(9.7)%
Parts and accessories	534,359	568,001	(33,642)	(5.9)
Apparel	183,192	187,072	(3,880)	(2.1)
Licensing	18,312	20,912	(2,600)	(12.4)
Other	59,693	60,574	(881)	(1.5)
	3,701,417	4,052,946	(351,529)	(8.7)
Cost of goods sold	2,543,407	2,667,756	(124,349)	(4.7)
Gross profit	1,158,010	1,385,190	(227,180)	(16.4)
Operating expenses:
Selling & administrative expense	592,477	601,399	(8,922)	(1.5)
Engineering expense	74,045	78,465	(4,420)	(5.6)
	666,522	679,864	(13,342)	(2.0)%
Operating income	$491,488	$705,326	$(213,838)	(30.3)%
Operating margin	13.3%	17.4%	(4.1)	pts.

The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2023 to the first nine months of 2024 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 30, 2023	$4,052.9	$2,667.7	$1,385.2
Volume	(395.5)	(260.8)	(134.7)
Price and sales incentives	(72.7)	—	(72.7)
Foreign currency exchange rates and hedging	(15.4)	(14.5)	(0.9)
Shipment mix	132.1	107.3	24.8
Raw material prices	—	(12.2)	12.2
Manufacturing and other costs	—	55.9	(55.9)
	(351.5)	(124.3)	(227.2)
Nine months ended September 30, 2024	$3,701.4	$2,543.4	$1,158.0
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2023 to the first nine months of 2024 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was adversely impacted by the elimination of the pricing surcharge late in 2023 and a fine-tuned pricing strategy for 2024.
•Revenue and gross profit were negatively impacted by weaker average foreign currency exchange rates relative to the U.S. dollar partially offset by favorable net foreign currency gains associated with hedging recorded in cost of goods sold.
•Changes in the shipment mix of motorcycles had a favorable impact on gross profit due primarily to a higher proportion of Grand American Touring models shipped in the first nine months of 2024 compared to the same period in 2023.
•Raw material costs were lower than in the prior year.
•Manufacturing and other costs were negatively impacted by unfavorable manufacturing leverage related to higher fixed costs per unit resulting from lower production volumes, continued moderate inflation and a ratification bonus related to the new collective bargaining agreements with hourly employees in Wisconsin. These negative impacts were partially offset by supply-chain productivity gains.
Operating expenses were lower in the first nine months of 2024 compared to the same period last year primarily due to lower people costs, including the cost of compensation and benefits, and decreases in other discretionary spending as the Company continued to focus on cost discipline and increased productivity.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Nine months ended
	September 30, 2024	September 30, 2023	(Decrease) Increase	% Change
Revenue	$15,958	$22,932	$(6,974)	(30.4)%
Cost of goods sold	22,865	23,516	(651)	(2.8)
Gross profit	(6,907)	(584)	(6,323)	NM
Selling, administrative and engineering expense	76,587	81,290	(4,703)	(5.8)
Operating loss	$(83,494)	$(81,874)	$(1,620)	2.0%

LiveWire motorcycle unit shipments	374	146	228	156.2
During the first nine months of 2024, revenue decreased by $7.0 million, or 30.4%, compared to the first nine months of 2023. The decrease was primarily due to lower electric balance bike volumes partially offset by an increase in electric motorcycle volumes sold during the first nine months of 2024 as compared to the same period last year. Cost of sales decreased by $0.7 million, or 2.8%, during the first nine months of 2024 compared to the first nine months of 2023 due primarily to lower electric balance bike volumes.
During the first nine months of 2024, selling, administrative and engineering expense decreased $4.7 million, or 5.8%, compared to the first nine months of 2023 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change
Revenue:
Interest income	$666,903	$586,752	$80,151	13.7%
Other income	114,915	120,638	(5,723)	(4.7)
	781,818	707,390	74,428	10.5
Expenses:
Interest expense	276,943	243,677	33,266	13.7
Provision for credit losses	175,017	170,496	4,521	2.7
Operating expense	127,876	116,437	11,439	9.8
	579,836	530,610	49,226	9.3
Operating income	$201,982	$176,780	$25,202	14.3%
Interest income was higher for the first nine months of 2024, primarily due to higher average outstanding finance receivables at a higher average yield. Other income decreased largely due to lower licensing revenue and investment income, partially offset by higher insurance-related revenue. Interest expense increased due to higher average interest rates on higher average outstanding debt and deposits.
The provision for credit losses was $4.5 million higher in the first nine months of 2024 as compared to the prior year primarily due to higher actual credit losses partially offset by a favorable change in the allowance for credit losses. The favorable change in the allowance for credit losses was largely due to a smaller increase in the retail reserve rate and slower receivables growth, partially offset by a larger increase in the wholesale reserve, as compared to the first nine months of

2023. The Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios at the end of the third quarter of 2024 were weighted towards more pessimistic scenarios given continued challenging macro‐economic conditions, including a persistently high interest rate environment and muted consumer confidence. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses on the Company's retail motorcycle loans were 3.07% at the end of the third quarter of 2024 compared to 2.69% at the end of the third quarter of 2023. The 30-day delinquency rate for retail motorcycle loans at September 30, 2024 increased to 4.61% from 4.23% at September 30, 2023. The unfavorable retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company continues to experience downward pressure on recovery values at auction.
Operating expenses increased $11.4 million in the first nine months of 2024 compared to the first nine months of 2023 due in part to higher insurance-related expenses, repossession costs, and tax-related expenses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023
Balance, beginning of period	$381,966	$358,711
Provision for credit losses	175,017	170,496
Charge-offs, net of recoveries	(157,071)	(136,493)
Balance, end of period	$399,912	$392,714
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
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at September 30, 2024 were as follows (in thousands):

Cash and cash equivalents(a)	$2,243,910

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(378,968)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,121,032

Asset-backed Canadian commercial paper conduit facility(b)(c)	122,084
Borrowings against committed facility	(94,142)
Net asset-backed Canadian commercial paper conduit facility	27,942

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(497,373)
Net credit facility availability	922,627
$4,315,511
(a)Includes $88.4 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months, which the Company expects to renew prior to expiration.(1)
(c)C$165.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at September 30, 2024.
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of September 30, 2024 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$930,655	$706,767
Net cash used by investing activities	(486,177)	(511,133)
Net cash provided by financing activities	313,460	253,576
Effect of exchange rate changes on cash, cash equivalents and restricted cash	198	(8,415)
Net increase in cash, cash equivalents and restricted cash	$758,136	$440,795
Operating Activities
Cash flow provided by operating activities in the first nine months of 2024 compared to the first nine months of 2023 benefited from changes in working capital and lower net cash outflows related to wholesale finance receivables, partially offset by lower net income. Working capital was positively impacted primarily by larger decreases in inventory and accounts receivable in the first nine months of 2024 as compared to same period last year.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at September 30, 2024 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There are no required qualified pension plan contributions in 2024. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company has a liability for unrecognized tax benefits of $19.0 million and related accrued interest and penalties of $8.7 million as of September 30, 2024. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $140.4 million in the first nine months of 2024 compared to $138.9 million in the same period last year. The Company's 2024 plan includes estimated capital investments between $225 million and $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables during the first nine months of 2024 were $27.5 million lower compared to the same period last year due to lower retail finance receivable originations, partially offset by lower finance receivable collections. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.5175 and $0.495 per share totaling $69.5 million and $72.8 million during the first nine months of 2024 and 2023, respectively.

Cash outflows for share repurchases were $359.8 million in the first nine months of 2024 compared to $239.4 million in the same period last year. Share repurchases during the first nine months of 2024 include $350.0 million or 9.5 million shares of common stock related to discretionary repurchases and $9.8 million or 0.3 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. On July 18, 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis. As of September 30, 2024, there were 24.6 million shares remaining on a board-approved share repurchase authorization. In July 2024, the Company announced plans to repurchase approximately $1 billion of shares on a discretionary basis in aggregate starting in the third quarter of 2024 through the end of 2026. As a result, the Company now plans to repurchase up to $450 million of shares in 2024 which has been revised from its previous plan of up to $500 million. The Company expects to fund the share repurchases with cash flow from operations.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $0.7 billion in the first nine months of 2024 compared to net cash inflows of $0.6 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	September 30, 2024	September 30, 2023
Outstanding debt:
Unsecured commercial paper	$497,373	$815,081
Asset-backed Canadian commercial paper conduit facility	94,142	79,755
Asset-backed U.S. commercial paper conduit facility	378,968	272,766
Asset-backed securitization debt, net	2,244,742	2,138,684
Medium-term notes, net	3,836,572	3,257,396
Senior notes, net	746,618	745,900
	$7,798,415	$7,309,582

Deposits, net	$549,010	$478,933
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $549.0 million and $478.9 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 30, 2024 and September 30, 2023, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of September 30, 2024 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.(1)

Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at September 30, 2024 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$669,864(a)	3.14%	November 2019	November 2024
$700,000	3.35%	June 2020	June 2025
$781,508(b)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
$500,000	5.95%	June 2024	June 2029
(a)€600.0 million par value remeasured to U.S. dollar at September 30, 2024
(b)€700.0 million par value remeasured to U.S. dollar at September 30, 2024
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $14.8 million and $17.3 million at September 30, 2024 and September 30, 2023, respectively. There were no medium-term note maturities during the nine months ended September 30, 2024 or the third quarter of 2023. During the second quarter of 2023, $706.7 million of 4.94% medium-term notes matured, and the principal and accrued interest were paid in full. During the first quarter of 2023, $350.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2024, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$165.0 million, which was a C$40.0 million increase in the total commitment. The transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 30, 2024, the Canadian Conduit had an expiration date of June 30, 2025.
Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows (in millions):

	2024		2023
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$34.9	$28.6	$—	$—
Second quarter	20.6	16.9	40.5	33.5
Third quarter	17.9	14.7	10.8	8.9
	$73.4	$60.2	$51.3	$42.4

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In November 2023, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lenders’ discretion. Prior to the November 2022 renewal, the Company drew against the $300.0 million of uncommitted additional borrowings that were allowed prior to the renewal. The Company repaid the remaining balance of these uncommitted additional borrowings in full during the three months ended September 30, 2023. Availability under the U.S. Conduit Facility is based on, among other things, the amount of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
During the first quarter of 2024, the Company transferred $334.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $306.0 million of debt under the U.S. Conduit Facility. There were no finance receivable transfers under the U.S. Conduit Facility during the second or third quarter of 2024 or during the nine months ended September 30, 2023.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2024, the U.S. Conduit Facility had an expiration date of November 20, 2024.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2025 to 2032.
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2024			2023
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$628.5	$550.0	$547.7
Second quarter	607.8	550.0	547.6	—	—	—
Third quarter	663.1	600.0	597.6	576.0	500.0	497.8
	$1,270.9	$1,150.0	$1,145.2	$1,204.5	$1,050.0	$1,045.5

Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. may borrow up to $200.0 million at market interest rates. There were no borrowings by Harley-Davidson Financial Services, Inc. during the life the agreement, which expired on July 27, 2024.
Harley Davidson, Inc. has a support agreement with Harley-Davidson Financial Services Inc. whereby, if required, Harley-Davidson, Inc. agrees to provide Harley-Davidson Financial Services Inc. with financial support to maintain Harley-Davidson Financial Services Inc.’s fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at Harley-Davidson, Inc.'s option as capital contributions or loans. No amount has ever been provided to Harley-Davidson Financial Services Inc. under the support agreement.
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire may obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated on the date of each advance and as of each June 1 and December 1 thereafter. The interest rate is calculated based on the sum of (i) the forward-looking term rate based on SOFR for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of LiveWire. The Convertible Term Loan includes negative covenants restricting the ability of LiveWire to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by LiveWire at maturity, unless otherwise agreed between Harley-Davidson, Inc. and LiveWire, the Convertible Term Loan will be converted to equity of LiveWire Group, Inc. at a conversion price per share of LiveWire Group, Inc. common stock equal to 90% of the volume weighted average price per share of common stock for the 30 trading days immediately preceding the conversion date. As of September 30, 2024, there had been no draws and there was no outstanding balance under the Convertible Term Loan.
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
As of September 30, 2024, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or natural disasters and longer shipping times and increased logistics costs; (c) accurately analyze, predict and react to changing market conditions and successfully adjust to shifting global consumer needs and interests; (d) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of social media collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (e) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; and (iii) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023; (f) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (g) successfully carry out its global manufacturing and assembly operations; (h) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (i) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (j) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine and the Red Sea conflict; (k) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (l) prevent, detect and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (m) successfully manage and reduce costs throughout the business; (n) manage risks related to a resurgence of the COVID-19 pandemic, emergence of a new pandemic, epidemic, disease outbreak or other public health crises, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) successfully appeal: (i) the revocation of the Binding Origin Information (BOI) decisions that allowed the Company to supply its European Union (EU) market with certain of its motorcycles produced at its Thailand operations at a reduced tariff rate and (ii) the denial of the Company’s application for temporary relief from the effect of the revocation of the BOI decisions; (q) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (r) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (s) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company’s ability to sell products internationally, and the cost of raw materials and components, including the temporary lifting of the incremental tariffs on motorcycles imported into the EU from the U.S., which was extended to March 31, 2025; (t) accurately predict the margins of its segments in light of, among other things, tariffs, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (u) successfully maintain a manner in which to sell motorcycles in China and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (v) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (w) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (x) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (y) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (z) prevent a ransomware attack or cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding cybersecurity and data privacy; (aa) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (bb) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (cc) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (dd) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (ee) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts, including the successful resolution or appeal of the verdict in the product lawsuit against the Company in which, in August 2024, a jury awarded approximately $288 million in damages to the plaintiffs, and manage exposure in commercial or contractual disputes; (ff) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (gg) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; and (hh) optimize capital allocation in light of the Company's capital allocation priorities.
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
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At September 30, 2024, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

H-D Japan Matter - The Fair Trade Commission in Japan has an on-going investigation into Harley-Davidson Japan KK, a subsidiary of the Company. This matter is discussed further in Item 1. Legal Proceedings of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which have not materially changed except as set forth below. This risk factor has been updated to reflect the expiration date of the new collective bargaining agreements with hourly employees in Wisconsin.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended September 30, 2024:

2024 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	269,740	$37	269,740	28,357,896
August 1 to August 31	2,111,751	$37	2,111,751	26,247,097
September 1 to September 30	1,672,189	$37	1,672,189	24,575,327
	4,053,680	$37	4,053,680
In August 2023, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 4.0 million shares on a discretionary basis during the quarter ended September 30, 2024 under these authorizations. As of September 30, 2024, 24.6 million shares remained under these authorizations.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2024, the Company acquired 3,852 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 5. Other Information
During the period ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

HARLEY-DAVIDSON, INC.

Date: November 6, 2024	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer
(Principal financial officer)

Date: November 6, 2024	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)