Form 10-K
period 2024-12-31
HARLEY-DAVIDSON, INC.
filed 2025-02-26
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2024: $4,358,110,124
Number of shares of the registrant’s common stock outstanding at January 31, 2025: 124,536,850 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 14, 2025

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2024

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included under the Overview and Guidance sections in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of February 5, 2025, and the remaining forward-looking statements in this report are made as of the date of the filing of this report (February 26, 2025), and the Company disclaims any obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1. Business
General
Harley-Davidson was founded in 1903. Harley-Davidson, Inc. was incorporated in 1981, at which time it purchased the Harley-Davidson® motorcycle business from AMF Incorporated in a management buyout. In 1986, Harley-Davidson, Inc. became publicly held. Unless the context otherwise requires, all references to the “Company” include Harley-Davidson, Inc. and all of its subsidiaries. The Company has three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire, and Harley-Davidson Financial Services (HDFS). The Company's reportable segments, which are discussed in greater detail below, are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. Revenue by segment for the last three fiscal years was as follows (in thousands):

	2024	2023	2022
HDMC	$4,121,906	$4,844,594	$4,887,672
LiveWire	26,358	38,298	46,833
HDFS	1,038,538	953,586	820,625
	$5,186,802	$5,836,478	$5,755,130
Strategy(1)
The Hardwire is the Company's 2021-2025 strategic plan guided by its mission and vision, which the Company introduced on February 2, 2021. The plan targets long-term profitable growth through focused efforts that extend and strengthen the brand and drive value for its shareholders. The Company's ambition is to enhance its position as the most desirable motorcycle brand in the world. Desirability is a motivating force driven by emotion. Harley-Davidson has long been associated with igniting desirability, and it is embedded in its vision; it is at the heart of its mission, and it is part of its over 120-year legacy. To drive desirability, the Company will:
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

Selective expansion and redefinition: To win in attractive motorcycle segments and markets – The Company plans to selectively expand into and within motorcycle product segments, focusing on product segments that are profitable and aligned with the Company's product and brand capabilities, such as Adventure Touring and middleweight Cruiser.
The Company plans to focus on markets that matter most to its future growth. The Company will also continue to test further avenues for desirable long-term growth such as premium low-displacement motorcycles.
Lead in Electric: Investing in leading the electric motorcycle market – Electric motorcycles form a part of the Company's future, and it is committed to leading the electric motorcycle market. The focus will be on technology development, with an approach to product and go-to-market actions that reflect the expectations of the targeted customer to deliver the most desirable electric motorcycles in the world.
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
Inclusive Stakeholder Management – The Company strives to deliver long-term value to all stakeholders. Inclusive Stakeholder Management is the unifying theme for how the Company will help drive additional shareholder value for its investors.
Harley-Davidson Motor Company (HDMC) Segment
HDMC designs, manufactures and sells Harley-Davidson motorcycles. HDMC also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. HDMC conducts business on a global basis, with sales in the United States (U.S.), Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America. HDMC's products are sold to retail customers primarily through a network of independent dealers. Dealers generally stock and sell Harley-Davidson motorcycles, parts and accessories, apparel, and licensed products and service motorcycles. Dealership points by geographic location as of December 31, 2024 were as follows:

	U.S.	Canada	EMEA	Asia Pacific	Latin America	Total
Dealership points	570	48	314	263	29	1,224
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

HDMC revenue by product line as a percent of total revenue for the last three fiscal years was as follows:

	2024	2023	2022
Motorcycles	76.1%	78.4%	77.5%
Parts and accessories	15.8	14.4	15.0
Apparel	5.8	5.0	5.5
Licensing	0.6	0.6	0.8
Other products and services	1.7	1.6	1.2
	100.0%	100.0%	100.0%
Motorcycles – HDMC offers internal combustion engine motorcycles under the Harley-Davidson brand. The majority of HDMC's internal combustion engines have displacements that are greater than 600 cubic centimeters (cc) up to approximately 1900cc's. Additionally, HDMC offers smaller-displacement Lightweight motorcycles in certain markets. HDMC markets its motorcycles in six categories that reflect customer needs and preferences and the Company's unique combination of product heritage and innovation. HDMC's product categories include: Grand American Touring, Trike, Cruiser, Sport, Lightweight, and Adventure Touring. The motorcycle industry uses the following motorcycle product segments:
•Touring – emphasizes rider comfort and load capacity and incorporates features such as fairings and luggage compartments ideal for long rides, including the Company's Grand American Touring and Trike models
•Dual Sport – designed primarily for off-highway recreational use with the capability for use on public roads
•Adventure – designed primarily for on-highway use and capable of light-duty, off-highway riding, including the Company's Adventure Touring models
•Cruiser – emphasizes styling, customization and casual riding, including the Company's Cruiser and Sport models
•Standard – a basic motorcycle typically featuring upright seating for one or two passengers, including the Company's Lightweight models
•Sportbike – incorporates racing technology and performance and aerodynamic styling and riding position
Competition in the motorcycle industry is based upon a number of factors, including product capabilities and features, styling, price, quality, reliability, warranty, availability of financing, and quality of the dealer networks that sell the products. The Company believes its Harley-Davidson motorcycles continue to generally command a premium price at retail relative to competitors’ motorcycles. Harley-Davidson motorcycles offer unique styling, customization, innovative design, distinctive sound, superior quality and reliability and include a warranty. HDMC also considers the availability of its line of motorcycle parts and accessories and apparel, the availability of financing through HDFS and its global network of dealers to be competitive advantages.
Industry data includes on-road motorcycles with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt peak power equivalents greater than 600cc's. In 2024, approximately 79% of the total annual dealer retail sales of new Harley-Davidson motorcycles were sold in the U.S. and European 601+cc markets. Other significant markets for HDMC, based on the HDMC's 2024 retail sales data, include Canada, Japan, Australia, New Zealand and China.

Industry registration data(a)(b)(c) for 601+cc motorcycles was as follows:

	2024	2023	2022
Industry new motorcycle registrations:
United States(d)	253,156	256,710	264,367
Europe(e)	516,260	473,486	406,145

Harley-Davidson new motorcycle registrations:
United States(d)	94,383	97,169	109,034
Europe(e)	25,860	22,494	24,752

Harley-Davidson market share data:
United States(d)	37.3%	37.9%	41.2%
Europe(e)	5.0%	4.8%	6.1%
(a)Data includes on-road models with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt (kW) peak power equivalents greater than 600cc's (601+cc). On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles.
(b)New motorcycle registrations for the industry and Harley-Davidson are provided by or derived from third-party sources. New motorcycle registrations include consumer registrations (retail registrations) and to a lesser extent manufacturer, distributor and dealer registrations (non-retail registrations), for example, to register demonstration fleets. In the later part of 2024, manufacturers (including the Company), distributors and dealers registered some motorcycles through non-retail registrations to qualify the motorcycles under the new Euro 5+ emissions standard to allow for subsequent retail sale after December 31, 2024. As a result, Harley-Davidson new motorcycle registrations for Europe in 2024 included a higher proportion of non-retail registrations in 2024 compared to 2023 and 2022. While the Company believes industry registrations for Europe in 2024 were impacted in a similar manner, it does not have access to information necessary to confirm this. Therefore, the Company is unable to determine the impact of non-retail registrations, either positive or negative, on its 2024 market share for Europe. Harley-Davidson new motorcycle registrations in 2024 for Europe included approximately 1,800 and 1,900 new motorcycles registered by the Company and its dealers, respectively, in connection with the Euro 5+ emissions standard.
(c)The registration data for Harley-Davidson motorcycles presented in this table will differ from the Harley-Davidson retail sales data presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). The Company’s source for retail sales data in Item 7 is sales and warranty registrations provided by dealers as compiled by the Company. Differences may arise related to the exclusion of non-retail registrations from the Item 7 retail sales data, the inclusion of additional markets in the Item 7 retail sales data and the timing of data submissions to the independent sources.
(d)U.S. industry data is derived from information provided by the Motorcycle Industry Council. This third-party data is subject to revision and update.
(e)Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom. Industry data is derived from information provided by Management Services Helwig Schmitt GmbH. This third-party data is subject to revision and update.
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
The Company owns, and continues to obtain, patent rights that relate to HDMC motorcycles and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. HDMC diligently protects its intellectual property, including patents and trade secrets, and its rights to innovative and proprietary technologies and designs. This protection, including enforcement, is important as HDMC moves forward with investments in new products, designs and technologies. While the Company believes patents are important to HDMC's business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. HDMC's active patent portfolio has an average remaining age of approximately fourteen years. A patent review committee manages the patent strategy and portfolio of HDMC.

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
Motorcycle Manufacturing – The majority of HDMC's manufacturing processes are performed in HDMC's U.S. manufacturing facilities which supply the U.S. market as well as certain international markets. Additionally, HDMC operates facilities in Thailand and Brazil. HDMC's Thailand facility manufactures motorcycles for certain Asian and European markets as well as limited non-core (Sport and Adventure Touring) motorcycle models for the North American market. In Brazil, HDMC operates a facility that assembles motorcycles from component kits sourced from HDMC’s U.S. facilities and suppliers. HDMC's global manufacturing operations are focused on driving world-class quality and performance. A global manufacturing footprint enables HDMC to be close to customers, provide quality products at a competitive price and grow its overall business.
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
HDMC’s motorcycles and certain other products that are sold in the U.S. are subject to certification by the United States Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect, as applicable.(1) Additionally, certain of HDMC’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union,

Japan, Brazil and certain other foreign markets where they are sold, and the Company believes HDMC's products currently comply with those standards. As HDMC expects environmental standards to become more stringent over time, HDMC will continue to incur research, development and production costs in this area for the foreseeable future.(1)
HDMC, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). HDMC has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations, as applicable. HDMC has from time to time initiated certain voluntary recalls. During the three years ending December 31, 2024, HDMC accrued $35.9 million associated with 13 voluntary recalls.
LiveWire (LiveWire) Segment
LiveWire is an all-electric motorcycle brand with a focus on pioneering the two-wheel electric motorcycle space. LiveWire sells electric motorcycles, electric balance bikes for kids, parts and accessories and apparel in the United States and certain international markets. Electric motorcycles, related parts and accessories and apparel are sold at wholesale to a network of independent retail partners and direct to consumers through a company-owned dealer and online sales. Electric balance bikes and related parts and accessories are sold under the STACYC brand at wholesale to independent dealers and distributors and direct to consumers online.
The relevant electric vehicle and related internal combustion engine (ICE) markets for LiveWire include:
•Small and large scooters
•Light, medium and heavy weight motorcycles
•Three-wheeled motorcycles and automobiles
•Side-by-side ATVs and four-wheelers
LiveWire expects competition from leading ICE-focused motorcycle companies and from smaller electric vehicle-focused companies.
Patents and Trademarks – LiveWire strategically manages its portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property. The Company owns, and continues to obtain, patent rights that relate to LiveWire electric motorcycles, electric balance bikes and related products and processes for their production. Certain technology-related intellectual property is also protected, where appropriate, by license agreements, confidentiality agreements or other agreements with suppliers, employees and other third parties. LiveWire diligently protects its intellectual property, including its rights in proprietary inventions and technologies, unique designs, and trade secrets. This protection, including enforcement, is important as LiveWire moves forward with investments in new products, designs and technologies. While the Company believes patents are important to LiveWire's business operations and in the aggregate constitute a valuable asset, the success of the business is not dependent on any one patent or group of patents. LiveWire’s design patents have a term of 15 years from the date of issuance and LiveWire's utility patents have a term of 20 years from their priority application date. Trademarks are important to LiveWire’s business and licensing activities. LiveWire has a worldwide program of trademark registration and enforcement designed to maintain and strengthen the value of the trademarks and prevent unauthorized use of those trademarks. LiveWire uses numerous trademarks, trade names and logos, which are registered in various countries. LiveWire’s trademarks include LIVEWIRE, the LiveWire logo, LIVEWIRE ONE, MULHOLLAND, ALPINISTA, DEL MAR, S2 and MAKE EVERY SECOND COUNT as well as STACYC, STACYC STABILITY CYCLE, and unique designs of each.
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
Seasonality – The seasonality of LiveWire’s wholesale motorcycle shipments generally correlates with the timing of retail sales. Retail sales generally track closely with regional riding seasons. Additionally, motorcycle shipments can be impacted by the timing of the introduction of new motorcycle models.
Manufacturing – LiveWire does not have independent manufacturing facilities. HDMC manufactures and assembles LiveWire motorcycles. LiveWire purchases electric motorcycles from HDMC to sell under the LiveWire brand. On November 5, 2024, LiveWire announced a non-binding Memorandum of Understanding with Kwang Yang Motor Co., KTD. and its relevant subsidiaries (KYMCO) to collaborate on a new electric maxi-scooter project. STACYC purchases electric balance bikes through contract manufacturing agreements from strategic partners and bike assemblers located in Taiwan and China.

Raw Materials and Purchased Components – LiveWire continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, LiveWire gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, LiveWire believes it is positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
The principal raw materials in LiveWire’s products include battery cells, semi-conductor chips, steel and aluminum castings, forgings, steel sheet and bar. Additional raw materials in LiveWire’s products include certain motorcycle components including, but not limited to, batteries, tires, seats, electrical components, instruments and wheels. LiveWire closely monitors the overall viability of its supply base. LiveWire proactively works with its suppliers to avoid or minimize disruptions resulting from supply chain challenges.
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
LiveWire is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by NHTSA. LiveWire has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. LiveWire may from time to time initiate voluntary recalls or field actions. During the three years ending December 31, 2024, LiveWire accrued $0.3 million associated with 4 voluntary recalls.
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
Harley-Davidson Financial Services (HDFS) Segment
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
Wholesale Financial Services – HDFS provides wholesale financial services to the U.S. and Canadian independent dealers of HDMC and LiveWire, including floorplan and open account financing of motorcycles and parts and accessories. All of the U.S. and Canadian independent dealers of HDMC and all U.S. independent dealers of LiveWire utilized HDFS financing programs at some point during 2024.
Retail Financial Services – HDFS provides retail financing to consumers, consisting primarily of installment lending for the purchase of new and used Harley-Davidson and LiveWire motorcycles. HDFS’s retail financial services are available through most of the dealerships of HDMC and LiveWire in the U.S. and Canada.
Insurance Services – HDFS works with certain unaffiliated third parties that offer point-of-sale motorcycle insurance and voluntary protection products through most of the dealers of HDMC and LiveWire in the U.S. and Canada. HDFS also direct-markets motorcycle insurance and service contracts provided by unaffiliated third parties to owners of Harley-Davidson and LiveWire motorcycles. In addition, HDFS markets a comprehensive package of business insurance coverages and services provided by unaffiliated third parties to owners of independent HDMC and LiveWire dealerships.
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

Funding – The Company believes a diversified and cost-effective funding strategy is important to meet HDFS's goal of providing credit while delivering appropriate returns and profitability. HDFS operations in 2024 were funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations, and brokered certificates of deposit that HDFS offers to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary.
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
In the U.S. and Canada, HDFS financed 70.6% and 26.2% of new Harley-Davidson motorcycles retailed by dealers during 2024, respectively, compared to 67.5% and 33.3%, respectively, during 2023. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance and voluntary protection products, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to dealers in their local markets.
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

Human Capital Management
The Company strives to attract, retain, motivate and develop top talent by creating job opportunities, paying workers fairly, ensuring safety and well-being and fostering a positive work environment in which all employees can perform at their best.
Workforce Composition – As of December 31, 2024, the Company’s global workforce was comprised of approximately 5,900 employees, including approximately 5,100, 200 and 600 employees within the HDMC, LiveWire, and HDFS segments, respectively. Of all employees, 82.5% are based in the U.S., 57.9% are salaried, and 34.8%, or approximately 2,000 hourly unionized employees at the Company's U.S. manufacturing facilities, are represented as follows with collective bargaining agreements:
•York, Pennsylvania – International Association of Machinist and Aerospace Workers (IAM); agreement will expire on October 15, 2027
•Milwaukee, Wisconsin – United Steelworkers of America (USW) and IAM; agreements will expire on March 31, 2029
•Tomahawk, Wisconsin – USW, agreement will expire on March 31, 2029
Talent – Attracting and retaining talent is critical in an increasingly competitive landscape. The Company relies on its talented workforce to innovate and excel, driving the Company's performance. The Company maintains high standards in our hiring, retention and talent development practices.
•The Company performed talent reviews for all levels of salaried employees to gain a view of the Company's top talent and to aid in differentiating and supporting development of talent across the Company.
•The Company measured employee sentiment and engagement at key lifecycle points and provided learning resources to help leaders improve their teams’ engagement and overall employee experience. As part of this development, over 1,500 salaried employees accessed approximately 6,000 learning content items from on-demand digital learning platforms. The learning content items focused primarily on leadership, goal-setting and talent management and development.
•Following employee onboarding, the Company connected with over 350 new employees in the new employee community and provided access to new employee resources, including learning events and critical resources to support them through their first six months at the Company.
Safety – Employee safety is an important aspect of the Company’s ability to attract talent and create a positive work environment. The Company’s unwavering commitment to safety is demonstrated through policies and procedures that promote a safe work environment. The Company promotes open communication regarding workplace safety issues and improvements. The Company continued its strong health and safety performance, ending the year with a 0.4 recordable rate, 0.3 restricted time (DART) rate and 0.1 lost time (DAFWII) rate for the Company.
Employee Well-Being – Inclusive Stakeholder Management continues to be one of six key priorities under The Hardwire, and the Company believes that the success of The Hardwire will be realized through the well-being, engagement and empowerment of its employees.
•The Company maintained its focus on supporting employee wellness by continuing its investment in the Healthy Behavior Rewards, a program built on incentivizing employees to take action on improving their personal health.
•The Company continued its investment in mental health, engaging 20% of its global population in its newly launched mental health support program.
•The Company increased its investment in employee well-being through the addition of dedicated Health Promotion Specialists focused on improving the physical, mental, financial and social well-being of employees.
•In 2024, the Company held its third annual Month of Volunteering Challenge. Over 285 employees completed 1,863 hours of service, increasing participation by 90% over the previous year. This program encourages employees to be "here to help" by making meaningful impacts in their local communities, deepening relationships with peers and positively contributing to their personal well-being. Over the course of the year, the Company's employees completed over 2,500 volunteer hours spread across nearly 500 employees.
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
In addition, the Company makes available, through its investor relations website, the following corporate governance materials: (i) the Company’s Corporate Governance Policy; (ii) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Brand and Sustainability Committee; (iii) the Company’s Code of Business Conduct (the Code of Conduct); (iv) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (v) a list of the Company’s Board of Directors; (vi) the Company’s Bylaws; (vii) the Company’s Environmental and Energy Policy; (viii) the Company’s Policy for Managing Disclosure of Material Information; (ix) the Company’s Supplier Code of Conduct; (x) the California Transparency in Supply Chain Act Disclosure; (xi) the Statement on Conflict Minerals; (xii) the Political Engagement and Contributions 2019-2024; and (xiii) the Company's Clawback Policy. The Company's Notice of Annual Meeting and Proxy Statement for its 2025 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.
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
Operational Risks
•The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products. The motorcycle market is highly competitive and continues to change in terms of styling preferences and advances in new technologies and, at the same time, is subject to increasing and evolving regulations, including those related to safety and emissions. Price, reliability, styling, quality and product features are some of the factors that impact competition in the motorcycle market and electric vehicle market. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies that consumers desire. Introducing new models may not lead to the desired results, including driving unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must protect its intellectual property from imitators and ensure its products do not infringe the intellectual property of other companies. In addition, these new products must comply with applicable regulations in the markets in which they are sold and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must make product advancements to respond to changing consumer preferences, market demands, and legal and regulatory requirements. The Company must also be able to design and manufacture these products and deliver them to a global marketplace in an efficient and timely manner and at prices that are attractive to customers. As a pioneer in a new industry, the Company’s LiveWire segment inherently has limited experience designing, testing, manufacturing, marketing and selling electric motorcycles and the Company therefore cannot assure that LiveWire will be able to meet customer expectations. The electric vehicle market is relatively new and may not develop as the Company expects. In addition, electric vehicles are inherently new products and electric vehicle companies may also experience delays in the design, production and commercial release of new products. To the extent the LiveWire segment delays the launch of future models of electric vehicles or the electric vehicle market fails to develop as the Company expects, its growth prospects could be adversely affected as it may fail to establish or grow its market share. There can be no assurances that the Company will be successful in these endeavors, or that existing and prospective customers will like or want the Company’s new products.
•The Company faces increasing competition and failure to compete effectively may adversely impact its business and operating results. Many of the Company’s competitors are more diversified than the Company, and they may compete in all segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors. If price becomes a more important factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. The Company also faces pricing pressure from international competitors who may have the advantage of manufacturing and marketing products in their respective countries, allowing them to sell products at lower prices within or outside their respective countries. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit when there is a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company and LiveWire Group, Inc. are also subject to policies and actions of the U.S. Securities and Exchange Commission (SEC) and New York Stock Exchange (NYSE). Many major competitors of the Company and LiveWire Group, Inc. are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company or LiveWire Group, Inc. may be required to disclose certain information that may put the Company or LiveWire Group, Inc. at a competitive disadvantage to their principal competitors. Additionally, the Company’s LiveWire segment is subject to competition in the electric vehicle sector from companies that are at various levels of maturity, which include several major motorcycle companies that have electric vehicles available today and other current and prospective motorcycle manufacturers that are or may be developing electric vehicles. Increased competition or failure of the electric vehicle market to develop may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect the business, prospects, financial condition and operating results of the LiveWire segment. As a result of new entrants into the electric vehicle market, there may be increased competition for component and other parts of LiveWire’s electric vehicles, which may have limited or single-source supply, or suppliers may be unwilling to provide product at lower volumes. In addition, the Harley-Davidson Financial Services segment faces competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.
•The Company must prevent and detect issues with its products, components purchased from suppliers and their manufacturing processes to reduce recall campaigns, warranty costs, litigation, product liability claims, delays in new model launches and regulatory investigations. The Company must complete any recall campaigns within cost expectations. The Company must continually improve and adhere to product development and manufacturing processes and ensure that its suppliers and their sub-tier suppliers adhere to product development and manufacturing processes, to ensure the Company and its dealers are selling high-quality products that meet customer needs and desires and comply with applicable regulations. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, field actions such as product programs and product recalls, inquiries or investigations from regulatory agencies, and warranty claims and product liability claims, which may involve purported class actions or significant jury verdicts. For example, during the second quarter of 2022, the Company received information from a Tier 2 supplier concerning a potential regulatory compliance matter relating to the Tier 2 supplier’s brake hose assemblies. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments for approximately two weeks during the second quarter of 2022. In June 2023, the same Tier 2 supplier notified the Company that it was investigating a new, separate potential quality issue with brake hose assemblies produced by the Tier 2 supplier after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. As permitted by federal law, both the Tier 2 supplier and the Company leveraged NHTSA’s standard process to petition the agency for a determination that both of the potential non-compliances are inconsequential to motor vehicle safety. If NHTSA makes the inconsequentiality determinations requested, the Company will be exempt from conducting a field action or a recall of its motorcycles related to these matters. Based on its expectation that NHTSA will make the inconsequentiality determinations, the Company does not expect that these matters will result in material costs in the future and no such costs have been accrued. However, it is possible that a recall or field action could be required that could cause the Company to incur material costs. Any product recall in the future, whether initiated by the Company or a supplier, may result in adverse publicity, damage the Company’s brand image, and adversely affect the Company’s business, prospects, financial condition and operating results. Such recalls, whether caused by systems or components engineered or manufactured by the Company, LiveWire or the suppliers of either of them, may involve significant expense, the possibility of lawsuits and diversion of management’s attention and other resources, which could adversely affect the Company’s brand image and the Company’s business, prospects, financial condition and operating results. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liabilities, and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with quality issues, the announcement of recalls and the filing of product liability claims (whether or not successful), may also adversely affect the reputation and brand strength of the Company or LiveWire with a resulting adverse impact on sales.
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
•A significant cybersecurity incident or data privacy breach could disrupt the Company’s information technology environment and data security infrastructure, impacting its business operations, and may adversely affect the Company’s reputation, revenue and earnings. The Company is dependent on the security, availability, and integrity of its information technology environment and data security infrastructure to operate certain business activities. Additionally, the Company relies on its ability to develop and continually update its information technology environment and related infrastructure in response to its changing business needs. The Company implements new technologies and necessary upgrades to these technologies while supporting its older technologies, and the implementation of the new technologies and upgrades to technologies may not perform as expected. Third-party service providers and vendors not under the direct control of the Company may provide and/or manage some of these technologies. The Company and certain of its third-party service providers and vendors receive, store and transmit digital personal and other information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, mobile applications and other aspects of its business. In addition, the Company’s operations are dependent in many ways on its information systems and those of its third-party service providers and vendors. The Company’s information systems, and those of its third-party service providers and vendors, are susceptible to continually evolving cybersecurity risks. Unauthorized parties engage in a regular practice of attempting to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving the Company's employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures designed to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all cybersecurity incidents or misuses of data. The Company and certain of the Company's third-party providers have experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the material release of confidential information about its employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, lawsuits with third-parties, fines and penalties, government enforcement actions, unauthorized release of confidential or otherwise protected information, corruption of data, negative impact on the value of investment in research, development and engineering, remediation costs and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.
•The Company’s motorcycle operations are dependent upon unionized labor. A substantial portion of the hourly production employees working in the Company's motorcycle operations are represented by unions and covered by collective bargaining agreements. The Company is currently a party to four collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. The current collective bargaining agreement with hourly employees in Pennsylvania will expire on October 15, 2027, and the agreements with employees in Wisconsin will expire on March 31, 2029. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. The Company's decisions regarding opening, closing, expanding, contracting or restructuring its facilities may involve changes to existing or new bargaining agreements. Failure to renew existing agreements when they expire or to amend agreements or establish new collective bargaining agreements when that is necessary on terms acceptable to the Company and the unions could result in the relocation of production, work stoppages or other labor disruptions, which may have a material adverse effect on the Company’s business and results of operations.
•The Company relies on its suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. Inflationary pressures and availability of components and raw materials, or instability in logistics, including the escalating tensions between the U.S. and foreign leaders regarding the Panama Canal, and related costs may negatively impact the Company's profitability. The Company may experience supply problems relating to raw materials and components such as component shortages, unfavorable pricing, poor quality, termination of supply of some of the Company's components or untimely delivery. The prices for these raw materials and components may fluctuate depending on market conditions, which include inflation of raw material costs, exchange rate fluctuations, commodity market volatility, tariffs, embargoes, sanctions, trade policies, and other trade restrictions. In certain circumstances, the Company relies on a single supplier to provide component parts, and a change or disruption in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as the supply of a necessary raw material, capacity constraints, labor shortages or disputes, natural disasters, extreme weather events, pandemics (like COVID-19), epidemics or other public health crises, trade and shipping disruptions, fluctuating costs of ocean freight, wars and trade policies. Further, the Company's suppliers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers due to difficulties in the global manufacturing arena could adversely affect their ability to supply the Company. The unavailability of any component or supplier could result in production delays, product design changes and impact the Company’s ability to fulfill orders. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers. These supplier risks may have a material adverse effect on the Company’s business and results of operations. Such disruptions have resulted in and could further result in manufacturing inefficiencies due to the delay in delivering components for production or having to find alternative components due to lack of availability and could place the Company in an uncompetitive position resulting in a material adverse effect on its operations, financial condition and/or cash flows.
•The Company primarily sells its products at wholesale and must rely to a large extent on a network of dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its distributors and dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers purchase from the Company. If the Company’s distributors and dealers are not successful in these endeavors, or do not appropriately adapt to the evolving retail landscape and effectively implement the Company's and their own retail strategies then the Company will be unable to maintain or grow its revenues and meet its financial expectations. Further, there is no assurance that the Company's, dealers' or distributors' retail strategies will be successful. Additionally, distributors and dealers may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions, such as weakened retail sales and tightened credit. If distributors and dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, the Company may seek to terminate relationships with certain distributors and dealerships. As a result, the Company could face additional adverse consequences related to the termination of distributor and dealer relationships. Additionally, liquidating a former distributor or dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices. Further, the unplanned loss of any of the Company’s distributors or dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers and adversely impact the Company’s ability to collect wholesale receivables that are associated with that dealer. Finally, the Company is exposed to credit risk in the event of a dealer failure or inability to redistribute motorcycles that the Company has repossessed from a closing dealer or that a closing dealer has surrendered to the Company at invoice price through the Company’s subsidiary HDFS.
•Weather and weather-related events may impact retail sales by the Company's dealers. The Company has observed that abnormally cold and/or wet conditions in a region, including impacts from hurricanes or unusual storms, could have the effect of reducing demand or changing the timing for purchases of new and used Harley-Davidson motorcycles and parts and accessories. Fires and other natural disasters could have similar negative impacts. Reduced demand for new Harley-Davidson motorcycles ultimately leads to reduced shipments by the Company.
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

Strategic Risks
•The Company may not be able to successfully execute its business plans and strategies. There is no assurance that the Company will be able to execute its business plans and strategies, including the Company’s strategic plan, The Hardwire. The Company’s ability to meet the strategic priorities in The Hardwire depends upon, among other factors, the Company’s ability to: (i) accurately analyze, predict and react to changing market conditions; (ii) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, larger Cruiser, and Trike, focusing on opportunities in profitable segments, and growing its complementary businesses, including HDFS, parts and accessories, apparel and licensing, and membership and experiences; (iii) effectively implement changes relating to its dealers and distribution methods; (iv) realize the anticipated business benefits of LiveWire as a separate business; (v) realize the anticipated business benefits of partnerships, licensees and business ventures; (vi) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; and (vii) optimize long-term value for all stakeholders.
•The Company may not realize the expected business benefits from LiveWire as a separate business of the Company. The Company expects to maintain a controlling equity ownership of LiveWire as a separate business and significant ongoing commercial relationships with it. There are no assurances that LiveWire as a separate but consolidated business will be able to execute its business plans and strategies. The Company’s ability to realize the expected business benefits from LiveWire will be affected by, among other factors: (i) the status of LiveWire as an early stage company with a history of losses that is expected to incur significant expenses and continuing losses for several years until it begins significant deliveries of its electric vehicles, which may occur later than expected or not at all; (ii) the ability of LiveWire to achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (iii) that LiveWire will be a new entrant into a new space and it may not be able to adequately control the costs of its operations; (iv) the electric vehicle sector and products and services of LiveWire are and will be subject to strong competition; (v) the business and prospects of LiveWire are heavily dependent on its ability to develop, maintain and strengthen its brand, and it may lose the opportunity to build a critical mass of customers; (vi) the ability of LiveWire to execute on its plans to develop, produce, market and sell its electric vehicles; and (vii) the willingness and ability of the retail partners of LiveWire, largely drawn from the Company’s traditional motorcycle dealer network, to be able to effectively establish and maintain relationships with customers for electric vehicles. The failure of LiveWire to successfully manage these risks may adversely affect the business and results of the Company’s operations.
•International sales and operations subject the Company to risks that may have a material adverse effect on its business. International operations and sales remain an important part of the Company’s strategy. Further, international operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of new and existing foreign tariffs (including rebalancing tariffs in response to tariffs the U.S. imposes) and other trade barriers, the impact of foreign government laws and regulations and U.S. laws and regulations that apply to international operations, the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability and cash flows. International sales require modification of products to meet local requirements or preferences, which may impact the Company's ability to achieve international sales growth. Business practices that may be accepted in other countries can violate U.S. or other laws that apply to the Company. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act and economic sanctions laws, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.
•The Company’s success depends upon the continued strength of the Harley-Davidson brand. The Company believes that the Harley-Davidson brand has significantly contributed to the success of its business and that maintaining and enhancing the brand is critical to maintaining and expanding its customer base. Failure to protect the brand from infringers or to grow or maintain the value of the Harley-Davidson brand may have a material adverse effect on the Company’s business and results of operations. Further, third-parties with whom the Company has business relationships or that have, or are perceived to have, close ties to the brand, including its employees, dealers, brand ambassadors and influencer network, may fail to represent the brand in a manner consistent with the Company’s brand image or act in a manner that harms the Company’s reputation, which could cause immediate harm to the Company’s reputation and brand. The reputations of the Company’s employees, dealers, brand ambassadors and influencer network could negatively impact how consumers view the Company’s products or brand. The use of online media by the Company, its brand ambassadors, its influencer network, and its consumers has increased the risk that its brand and reputation could be negatively impacted. The speed and reach of information dissemination have drastically increased with the use of online media. The dissemination of information via online media has given users the ability to organize collective actions such as boycotts and other brand-damaging behaviors more effectively and could harm the Company’s brand or business, regardless of the information’s accuracy. The harm may be immediate, without affording the Company an opportunity for redress or correction and may have an adverse effect on the Company’s business, financial condition and results of operations. In addition, an increase in the use of online media for product promotion and marketing may increase the burden on the Company to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. The Company's reputation may also be adversely affected by inappropriate use of its marks or name, including potential negative publicity, loss of confidence or other damage to the Company's image due to licensed use.
•Activist shareholders or activist campaigns could cause the Company to incur substantial costs, hinder the execution of the Company’s strategy or have other adverse impacts on the Company. The Company may receive proposals from shareholders requesting certain corporate actions that may not align with the Company’s business strategies or the interests of the Company’s other shareholders or be the target of activist campaigns aimed at pressuring the Company to take actions that do not align with the Company’s business strategies or the interests of the Company’s shareholders, which can be costly and time-consuming. These activities may disrupt the Company’s operations by diverting management’s attention and resources and requiring the Company to retain advisors on these matters, including legal, financial, and public relations, and may negatively impact the reputation of the Company and its operating results and negatively affect the Company’s ability to attract new investors, customers, and employees.
•The timing and amount of the Company's share repurchase strategy are subject to a number of uncertainties. The Company's Board of Directors has authorized the Company’s discretionary repurchase of outstanding common stock to be completed in the open market or through privately negotiated transactions. In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date, and the Company announced plans to repurchase $1 billion of its common stock on a discretionary basis starting in the third quarter of 2024 through the end of 2026. The amount and timing of share repurchases are based on a variety of factors that could cause the Company to limit, suspend or delay future stock repurchases. Such factors include but are not limited to: (i) unfavorable market and economic conditions, (ii) the trading price of its common stock, (iii) the nature and magnitude of other investment opportunities available to the Company from time to time, (iv) legal constraints on trading at certain times; and (v) the availability of cash. Delaying, limiting or suspending the Company's stock repurchase program may negatively affect performance versus earnings per share targets, and ultimately its stock price.
•The Company's insurance coverage strategy may not be adequate to protect it from all business risks. The Company may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God and other claims against it, for which the Company may have no insurance coverage or insufficient insurance coverage. Its policies may include significant deductibles or self-insured retentions, policy limitations and exclusions. Therefore, the Company cannot be certain that its insurance coverage will be sufficient to cover all future losses or claims against it. A loss that is uninsured or that exceeds policy limits may require the Company to pay substantial amounts, which may harm the Company’s financial condition and operating results.
Financial Risks
•The HDFS segment is exposed to credit risk on its retail and wholesale finance receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's dealers, to meet the terms of any contract with HDFS. Wholesale and retail credit losses are influenced by general business and economic conditions, including inflation, unemployment rates, bankruptcy filings, recessionary conditions and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. These credit losses are also influenced by the markets for new and used motorcycles, and the Company and its dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models may result in increased supply or decreased demand in the market for used Harley-Davidson branded motorcycles, including those motorcycles that serve as collateral or security for credit that HDFS has extended. This in turn could adversely impact the prices at which repossessed motorcycles may be sold, which may lead to increased credit losses for HDFS. Further, even when HDFS does exercise its rights to seek repossession of collateral, there is no assurance that a motorcycle will be successfully repossessed, which also may lead to increased credit losses for HDFS. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. HDFS's retail credit losses have changed, and the Company believes they will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS's efforts to adjust underwriting criteria based on market and economic conditions and actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses.
•The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. The Company sells its products globally and in most markets outside the U.S. those sales are made in the foreign country’s local currency. As a result, a weakening in those foreign currencies relative to the U.S. dollar can adversely affect the Company's revenue and margin, and cause volatility in its results of operations. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. In certain regions, including North America and Europe, financing for new vehicle sales has been available in the past several years at relatively low interest rates due to, among other things, expansive government monetary policies. When benchmark interest rates are high when compared with the recent past, rates available to consumers for new vehicle financing are high as well, which makes the Company’s motorcycles relatively less affordable to customers and can steer customers to less expensive motorcycles that would be less profitable for the Company, adversely affecting the Company’s financial condition and operating results. Additionally, if consumer interest rates increase substantially or if financial service providers, including Harley-Davidson Financial Services, tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase the Company’s motorcycles. As a result, a further substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on the Company’s business, prospects, financial condition and operating results. Although the Company uses derivative financial instruments to some extent to manage a portion of its exposure to foreign currency exchange rates, commodity prices and interest rate risks, the Company does not attempt to manage its entire expected exposure, and these derivative financial instruments generally do not extend beyond one year, except for the Company's cross-currency swaps related to foreign denominated debt, the duration of which corresponds with the duration of the hedged debt, and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.
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
Legal, Regulatory & Compliance Risks
•Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may have a material adverse impact on the Company's business, results of operations and outlook. In January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on the U.S., either generally or with respect to certain products. In certain circumstances the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. The U.S. continues to implement new, reinstated or adjusted tariffs, and the Company expects that it will continue with this practice. Foreign countries subject to these U.S. tariffs continue to implement new, reinstated or adjusted rebalancing tariffs, and the Company expects that foreign countries will continue with that practice. The U.S. and foreign countries may also amend, suspend or withdraw their respective recently enacted tariffs at any time. If the recently enacted tariffs are not amended, suspended or withdrawn, it is likely to negatively impact the Company’s ability to sell products domestically and internationally at or near current prices as tariffs impact the cost of raw materials, components and motorcycles.

For example, on February 10, 2025, the U.S. announced a 25% tariff on steel and aluminum imported into the U.S.; these tariffs are set to take effect on March 12, 2025. These tariffs are similar to tariffs the U.S. implemented in 2018 on steel and aluminum imported into the U.S. from the EU. In response to those 2018 steel and aluminum tariffs, the EU implemented incremental rebalancing tariffs of 25% on certain products imported into the EU from the U.S., including non-electric motorcycles. In April 2021, the EU’s 25% incremental rebalancing tariff started to apply to the Company’s motorcycles imported into the EU from its manufacturing facilities in the U.S. and Thailand. On October 21, 2021, the U.S. and EU agreed to suspend these tariffs, with the EU suspension of its incremental tariffs now set to expire on March 31, 2025. If the EU tariff suspension expires without changes, all of the Company’s motorcycles imported into the EU would be subject to a total 56% tariff.

Based in part on the history of the 2018 incremental rebalancing tariffs implemented by the EU, the Company expects foreign countries, including the EU, to implement rebalancing tariffs in response to the steel and aluminum tariffs announced by the U.S. on February 10, 2025. As the rebalancing tariffs implemented by the EU in 2018 applied to the Company’s motorcycles, it is possible that rebalancing tariffs that may be implemented by the EU or other countries in response to the 2025 steel and aluminum tariffs could apply to the Company’s motorcycles. It is also possible that the EU will reinstate the 2018 rebalancing tariffs when they are set to expire on March 31, 2025, or sooner, subjecting the Company’s motorcycles imported into the EU to a 56% tariff. The U.S. tariffs and rebalancing tariffs that were recently enacted or that may be enacted, in addition to impacting the cost of motorcycles, could increase the cost of components and materials used to make the Company’s motorcycles and other products. Higher production costs could make the Company’s motorcycles and other products less affordable for consumers, both in the U.S. and in foreign countries, and negatively impact consumer demand.
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
Electric Vehicles - The Company's LiveWire segment is subject to substantial regulation. Unfavorable changes to, or failure to comply with, current or future regulations could substantially harm the Company’s business and its operating results. Increased environmental, safety, emissions or other regulations may result in higher costs, cash expenditures and/or sales restrictions. Regulations related to the electric vehicle industry and alternative energy are currently evolving and the Company’s LiveWire segment faces risks associated with changes to these regulations, such as: (i) the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an electric vehicle; (ii) new state regulations of electric vehicles fees could discourage consumer demand for electric vehicles; (iii) the increase of subsidies for alternative fuels such as corn and ethanol could reduce the operating cost of vehicles that use such alternative fuels and gasoline, and thereby reduce the appeal of electric vehicles; (iv) revocation of or discontinuation of federal and/or state incentives or subsidies for the manufacture, sale or purchase of electric vehicles which could reduce the appeal of electric vehicles; (v) changes to the regulations governing the assembly and transportation of battery cells could increase the cost of battery cells or make such commodities more difficult to obtain; (vi) changes in regulation, for example relating to the noise required to be emitted by electric vehicles, may impact the design or function of electric vehicles, and thereby lead to decreased consumer appeal; (vii) changes in regulations governing the range and miles per gallon of gasoline equivalent calculations could lower LiveWire’s electric vehicles’ ratings, making electric vehicles less appealing to consumers; and (viii) the amendment or rescission of the CAFE standards could reduce new business opportunities for the LiveWire business. To the extent compliance with new regulations is cost prohibitive, the Company’s business, prospects, financial condition and operating results could be materially and adversely affected.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is a sweeping piece of legislation impacting financial services and the full effect continues to evolve as regulations that are intended to implement the Dodd-Frank Act are adopted, and the text of the Dodd-Frank Act is analyzed by stakeholders and the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the Bureau). The Bureau has significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the Bureau will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet fully known and subject to change. Given the fact that a single director leads the Bureau, and the director is subject to at-will removal by the President, the strategic direction and priorities of the Bureau can be subject to volatile swings upon changes in presidential administrations. The Bureau and the Federal Trade Commission (“FTC”) regularly investigate the products, services and operations of those engaged in vehicle finance activities. As a result of such investigations, both the Bureau and the FTC have announced various enforcement actions against lenders and servicers in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us or the products and services we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our results of operations, financial condition, and liquidity. Compliance may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required. Compliance may create operational constraints and place limits on pricing. Failure to comply, as well as changes to laws and regulations, or the imposition of additional laws and regulations, could affect HDFS' earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs and have a material adverse effect on HDFS’ business and results of operations. The Bureau also has supervisory authority over certain non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS, allowing the Bureau to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, changes to processes and procedures, product-related changes or consumer refunds or other actions.
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
Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company is likely to face greater regulatory pressure to develop products that generate less emissions and to generate less emissions in all phases of its operations. For example, both the United Kingdom (UK) and EU passed legislation in 2022 to end fossil fuel car sales in 2035 and 2040, respectively. While these laws target fossil fuel cars, the ongoing concerns about global climate and related changes in consumer preferences could lead to a similar ban on internal combustion engines, which would have a material adverse effect on the Company’s business and results of operations. Additionally, in the near term, the Company will not be primarily focused on electric vehicles but will be channeling its focus in this area through its majority investment in LiveWire Group, Inc. As a result, the separation of the LiveWire business may adversely affect the Company's efforts to develop electric vehicles outside of the LiveWire business, at least in the near term, and that could have longer-term negative impacts on the Company's ability to offer electric vehicles in response to pressure to develop products that generate less emissions.
In addition, expanding mandatory disclosures regarding environmental reporting may expand the nature, scope and complexity of environmental matters the Company is required to control, assess and report upon. For example, the EU's Corporate Sustainability Reporting Directive (CSRD) went into effect in January 2023 and requires companies that operate in the EU to make disclosures across environmental, social and governance topics, and the Company will file its first CSRD annual report in 2026. Additionally, in October 2023, California enacted climate reporting legislation, making California the first state in the U.S. to impose requirements on greenhouse gas emissions disclosure and mandate reporting on climate-related financial risks. There can be no certainty that the Company will manage such issues successfully, including the associated costs.
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
•The Company is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject the Company to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect the Company’s business, results of operations, financial condition and reputation. The Company is subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which it conducts or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and other anti-corruption laws and regulations. Due to Russia’s invasion of Ukraine, the U.S., in coordination with the United Kingdom and the European Union, among others, has implemented sanctions and export control measures targeting Russia, Belarus, and Russian-controlled regions of Ukraine (Crimea, the so-called Donetsk People's Republic, and Luhansk People's Republic). These measures include prohibitions on the export, re-export, or transfer of luxury goods, among other products, to Russia and Belarus, including motorcycles, motorcycle parts and accessories, and leather goods. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. The Company’s policies and procedures designed to ensure compliance with these regulations may not be sufficient and its directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which the Company may be held responsible.

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
•Geopolitical conditions, including regional conflicts, terrorism, war, and international disputes could cause damage or disruption to commerce and the economy, and thus have a material adverse effect on the Company’s financial condition and operating results. The Company operates around the world in various geographic regions and is subject to global events that are beyond its control. The motorcycle industry can also be affected by political events and other factors over which motorcycle manufacturers have little control. For example, the ongoing conflict between Russia and Ukraine could lead to significant market and other disruptions, including significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, which could adversely affect the Company’s business, financial condition and operating results. The ongoing conflict has led to an unprecedented expansion of sanctions programs imposed by the United States, European Union, United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and Luhansk People’s Republic.

Further, ongoing regional conflicts, including the military conflict between Israel and Hamas, a U.S. designated Foreign Terrorist Organization, the Red Sea conflict involving attacks on commercial ships by the Houthis in the Red Sea, and the risk of increased tensions between China and Taiwan, could result in increased pressure on our supply chain, which could increase the cost of manufacturing. The Company has a number of suppliers in China, and a conflict between China and Taiwan may impact the Company's supply chain. The length, impact and outcome of international conflicts are highly unpredictable, and such conflicts could lead to significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, which could impact the Company's financial condition and operating results.
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
Governance
The Audit and Finance Committee, consisting entirely of independent directors and on behalf of the Board of Directors, has oversight responsibility for enterprise risk and enterprise risk management systems for the Company, including cybersecurity risks. The Committee reports on its activities related to risk oversight to the full Board after each meeting. The Audit and Finance Committee is actively involved in reviewing the Company’s information security and technology risks and opportunities, including cybersecurity, and discusses these topics on a regular basis. The Audit and Finance Committee also receives updates on a quarterly basis from senior management, including the Chief Information Security and Privacy Officer (CISO) regarding cybersecurity matters. These updates include cybersecurity risks, mitigation and status of cybersecurity risks, cybersecurity incidents (if any), cybersecurity initiatives and cybersecurity industry news and trends. In the event of a potentially material cybersecurity event, the Presiding Director and the Chair of the Audit and Finance Committee will be notified and briefed. If appropriate, the Audit and Finance Committee and/or full Board of Directors would hold a meeting or meetings to discuss and be briefed on the event.
The Company’s cybersecurity program is led by the CISO who is responsible for assessing and managing the Company’s data privacy function and information security and technology risks, including cybersecurity. The CISO has over 20 years of cyber industry and compliance experience, serving in a CISO capacity for over 10 of those years. The CISO reports to our Chief Digital and Operations Officer, who has extensive experience in leading information systems management, strategy and operational execution, including information security and incident management, prevention and response.
At the management level, the Company has established a Cyber Incident Review Committee consisting of senior executives including the Chief Legal Officer, Chief Financial Officer, Chief Accounting Officer, Chief Communications Officer, Chief Digital and Operations Officer, Director of Internal Audit and Deputy General Counsel, that meets regularly with the CISO to ensure identified issues are addressed expeditiously and reported to the appropriate regulatory agencies as required. In addition, the CISO escalates issues determined to be significant to the Chief Legal Officer in accordance with the Company's incident response processes.

Item 2. Properties
A summary of the principal operating properties of the Company as of December 31, 2024 is as follows:

Type of Facility	Location	Status
HDMC:
Corporate office	Milwaukee, WI	Owned
Product development center	Wauwatosa, WI	Owned
Manufacturing - Motorcycle powertrain production	Menomonee Falls, WI	Owned
Manufacturing - Motorcycle components parts production and painting	Tomahawk, WI	Owned
Manufacturing - Motorcycle parts fabrication, painting and assembly	York, PA	Owned
Manufacturing - Motorcycle production for Asian and European markets	Rayong, Thailand	Owned
Manufacturing - Motorcycle assembly for Brazilian market	Manaus, Brazil	Leased

HDFS:
Corporate and retail operations office	Reno, NV	Leased
Wholesale and retail operations office	Plano, TX	Leased

LiveWire:
Corporate office	Milwaukee, WI	Owned
Product development center	Wauwatosa, WI	Owned
LiveWire Labs - Customer experience center	Malibu, CA	Leased
LiveWire Labs - Retail operations	Carson, CA	Leased
LiveWire Labs - Marketing displays and test rides	Los Angeles, CA	Leased
STACYC - Corporate office and research and development activities	Fort Worth, TX	Leased
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange under the trading symbol HOG. As of January 31, 2025, there were 60,854 shareholders of record of Harley-Davidson, Inc. common stock.
The Company’s share repurchases, which consisted of discretionary share repurchases and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were as follows during the quarter ended December 31, 2024:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	331,587	$33	331,587	24,244,162
November 1 to November 30	1,644,481	$33	1,644,481	22,599,681
December 1 to December 31	1,066,604	$33	1,066,604	21,533,240
	3,042,672	$33	3,042,672
In August 2023, the Company's Board of Directors authorized the Company to repurchase up to 10.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of December 31, 2024, 21.5 million shares remained under the July 2024 authorization. The Company repurchased 3.0 million shares on a discretionary basis during the quarter ended December 31, 2024.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2024, the Company acquired 585 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters within Part III of this Annual Report contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (S&P) MidCap 400 Index as the broad-based index and the S&P MidCap 400 Consumer Discretionary Index as its peer index. The graph assumes a beginning investment of $100 on December 31, 2019 and that all dividends are reinvested.

	2019	2020	2021	2022	2023	2024
Harley-Davidson, Inc.	$100	$100	$104	$117	$106	$88
S&P MidCap 400 Index	$100	$114	$142	$123	$143	$163
S&P MidCap 400 Consumer Discretionary Index	$100	$131	$167	$132	$164	$180

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Guidance sections in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of February 5, 2025 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report

(February 26, 2025), and the Company disclaims any obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
During 2024, a challenging economic environment, including high-interest rates, adversely impacted consumer demand for premium discretionary products including the Company's motorcycles. Net income attributable to Harley-Davidson, Inc. for 2024 was $455.4 million, or $3.44 per diluted share, down from $706.6 million, or $4.87 per diluted share, in 2023. Consolidated operating income in 2024 decreased $362.5 million compared to 2023 due to lower operating income in the HDMC segment, partially offset by higher operating income in the HDFS segment and lower operating losses in the LiveWire segment.
HDMC segment operating income was $277.8 million in 2024 compared to operating income of $661.2 million in 2023. The reduction in operating income in 2024 was due primarily to lower motorcycle shipments, which fell in response to a decline in worldwide retail motorcycle sales. Operating income was also unfavorably impacted by changes in pricing, shipment mix, foreign currency rates and manufacturing expenses, partially offset by lower raw material costs compared to 2023.
LiveWire segment operating loss was $109.6 million in 2024 compared to an operating loss of $116.8 million in 2023. The decrease in operating loss in 2024 was due primarily to lower operating expenses, partially offset by a decrease in revenue from electric balance bikes and electric motorcycles.
HDFS segment operating income was $248.4 million in 2024 compared to operating income of $234.7 million in 2023. The increase in operating income was due primarily to higher interest income, partially offset by higher interest expense, an increase in the provision for credit losses and higher operating expenses.
Retail sales of Harley-Davidson motorcycles declined during 2024 as they were negatively impacted by a continued challenging macroeconomic environment. Worldwide dealer retail unit sales of new Harley-Davidson motorcycles decreased 7.1% in 2024 compared to 2023. During 2024, retail sales decreased 3.6% and 12.4% in U.S. and international markets, respectively, compared to 2023. Refer to the Harley-Davidson Retail Sales section for further discussion of retail sales results.
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
Based on its expectation that NHTSA will make Inconsequentiality Determinations, the Company does not expect that these regulatory noncompliance matters will result in material costs in the future, and no costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet fully known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity and cost of the required repair, the need for and availability of replacement parts, the suppliers of replacement parts and the number of motorcycle owners that would participate. The Company estimates, based on its available information and assumptions, that the cost of a potential field action or recall in the aggregate, if any were to occur, could range from approximately $140 million to $450 million. The Company continues to evaluate and update its estimates as it learns more about these regulatory matters, including the variables and uncertainties discussed above. During 2024, the Company adjusted the estimated range to reflect changes in the estimated cost of replacement parts and labor. The estimated population of potentially impacted brake lines and motorcycles remains unchanged. The Company also continues to maintain its expectation that NHTSA will make the requested Inconsequentiality Determinations and that these regulatory matters will not result in any material field action or recall costs. If a material field action or recall were to result, the Company would seek full recovery of those amounts from its suppliers.
Interest Rates - Interest rates remained heightened during much of 2024 and started to decline in the latter part of 2024. This follows a significant increase during 2022 and into 2023 as central banks attempted to reduce inflation. The current higher interest rate environment has adversely impacted HDFS' interest income margin due to a higher cost of funds that is only partially offset by increased interest rates on financing products sold by HDFS. Additionally, higher interest rates have adversely impacted consumer discretionary purchases, like the Company's motorcycles, as higher borrowing costs made these purchases less affordable or impacted the consumer's ability to obtain financing.
Incremental U.S. and Foreign Tariffs – In January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on the U.S., either generally or with respect to certain products. In certain circumstances the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. The U.S. continues to implement new, reinstated or adjusted tariffs, and the Company expects that it will continue with this practice. Foreign countries subject to these U.S. tariffs continue to implement new, reinstated or adjusted rebalancing tariffs, and the Company expects that foreign countries will continue with that practice. The U.S. and foreign countries may also amend, suspend or withdraw their respective recently enacted tariffs at any time. If the recently enacted tariffs are not amended, suspended or withdrawn, it is likely to negatively impact the Company’s ability to sell products domestically and internationally at or near current prices as tariffs impact the cost of raw materials, components and motorcycles.
For example, on February 10, 2025, the U.S. announced a 25% tariff on steel and aluminum imported into the U.S.; these tariffs are set to take effect on March 12, 2025. These tariffs are similar to tariffs the U.S. implemented in 2018 on steel and aluminum imported into the U.S. from the EU. In response to those 2018 steel and aluminum tariffs, the EU implemented incremental rebalancing tariffs of 25% on certain products imported into the EU from the U.S., including non-electric motorcycles. In April 2021, the EU’s 25% incremental rebalancing tariff started to apply to the Company’s motorcycles imported into the EU from its manufacturing facilities in the U.S. and Thailand. On October 21, 2021, the U.S. and EU agreed to suspend these tariffs, with the EU suspension of its incremental tariffs now set to expire on March 31, 2025. If the EU tariff suspension expires without changes, all of the Company’s motorcycles imported into the EU would be subject to a total 56% tariff.

Based in part on the history of the 2018 incremental rebalancing tariffs implemented by the EU, the Company expects foreign countries, including the EU, to implement rebalancing tariffs in response to the steel and aluminum tariffs announced by the U.S. on February 10, 2025. As the rebalancing tariffs implemented by the EU in 2018 applied to the Company’s motorcycles, it is possible that rebalancing tariffs that may be implemented by the EU or other countries in response to the 2025 steel and aluminum tariffs could apply to the Company’s motorcycles. It is also possible that the EU will reinstate the 2018 rebalancing tariffs when they are set to expire on March 31, 2025, or sooner, subjecting the Company’s motorcycles imported into the EU to a 56% tariff. The U.S. tariffs and rebalancing tariffs that were recently enacted or that may be enacted, in addition to impacting the cost of motorcycles, could increase the cost of components and materials used to make the Company’s motorcycles and other products. Higher production costs could make the Company’s motorcycles and other products less affordable for consumers, both in the U.S. and in foreign countries, and negatively impact consumer demand.
Additionally, in November 2024, the European Court of Justice denied the Company's appeal of the revocation in 2021 of Binding Origin Information (BOI) decisions. Prior to the revocation, the BOI decisions allowed the Company to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. As a result of the revocation, products supplied by the Company's Thailand manufacturing facility to its EU markets are subject to the same tariff rates as products supplied by the Company's U.S. manufacturing facility to EU markets. The Company continues to pursue its appeal of the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021), although there is no assurance that the appeal will continue or be successful.
Given the uncertainty surrounding the current global tariff landscape, the Company’s forward-looking guidance does not incorporate the impact of tariffs that have been or may be implemented, reinstated or adjusted in 2025. The Company plans to provide more information concerning tariffs and their impact in its earnings disclosures for the first quarter of 2025. The Company believes it has taken and it will continue to take all actions that it believes are appropriate to mitigate the potential impact of tariffs, and it plans to continue to take precautionary measures that it believes are appropriate. As it relates to tariffs that may be levied on imports into the U.S., the Company does not have production in Canada or Mexico, and all of the motorcycles in its core product families (Grand American Touring, Trike and Cruiser) sold in the U.S. are manufactured in the U.S. Additionally, the motorcycles manufactured in the U.S. in partnership with the Company's skilled union workforce account for the vast majority of its profit in North America, and most of its sourcing is also U.S. centric.
Guidance(1)
On February 5, 2025, the Company announced the following expectations for 2025:
The Company expects HDMC revenue to be flat to down 5% in 2025 compared to 2024 in line with its expectation that wholesale shipments of Harley-Davidson motorcycles to dealers will be flat to down 5% compared to 2024. In addition, the Company expects revenue in 2025 to be positively impacted by pricing, partially offset by a negative impact from foreign currency exchange rates. The Company also expects HDMC revenue in 2025 to exhibit a different seasonal cadence compared to 2024, when wholesale shipments in the first half of the year were favorably impacted by the introductory shipments of its all-new Grand American Touring motorcycles. As a result, the Company expects wholesale shipments in the first half of 2025 to be down double-digits on a percentage basis compared to the first half of 2024.
The Company expects worldwide dealer retail unit sales of Harley-Davidson motorcycles in 2025 to be flat compared to 2024. As a result, assuming 2025 wholesale shipments are in the middle of the Company's expected range, the Company expects a reduction of more than 10% in 2025 year-end dealer inventory of new Harley-Davidson motorcycles as compared to the end of 2024. The Company expects the reduction in dealer inventory levels to be most evident in the first half of 2025 when dealer inventory is expected to be down by more than 30% at the end of the first half of 2025 compared to the end of the first half of 2024.
The Company expects HDMC operating income margin as a percent of revenue to be 7.0% to 8.0% in 2025. The Company believes operating income margin in 2025 will be favorably impacted by pricing and lower operating expenses driven by lower headcount and anticipated savings related to warranty. The Company expects these favorable impacts to be partially offset by the unfavorable impacts of lower wholesale unit volumes and the resulting impact of higher costs per unit, unfavorable foreign currency exchange rates and unfavorable changes in shipment mix driven by the introduction of new model year Cruiser motorcycles, as compared to 2024.
The Company expects LiveWire motorcycle sales of 1,000 to 1,500 units and a LiveWire operating loss of $70 million to $80 million in 2025. This range represents approximately 35% improvement in operating results from 2024 while selling between 60% and 145% more motorcycle units. In addition, in 2025 the Company expects cash used by operating activities related to the LiveWire segment to decrease approximately $45 million or 48% compared to 2024 and cash used by investing activities related to the LiveWire segment to increase approximately $2 million or 30% compared to 2024.
The Company expects HDFS operating income to be down 10% to 15% in 2025 compared to 2024. The Company expects HDFS interest income to be impacted by lower finance receivables as wholesale finance receivables are impacted by lower dealer inventory levels, which are expected to drive wholesale finance receivables down, and lower retail finance receivables due to lower retail originations in recent years. Additionally, the Company expects HDFS to incur higher borrowing costs compared to 2024 as it refinances a portion of its debt portfolio at higher interest rates given the expected interest rate environment in 2025. The Company also expects HDFS's provision for credit losses to stabilize as consumers adapt to the macroeconomic environment and the Company's mix of retail finance receivables, which is expected to include a higher mix of prime originations compared to 2024.
The Company expects diluted earnings per share to be flat to down 5% in 2025 compared to 2024. The Company expects diluted earnings per share to be impacted by operating results from its segments as noted above, lower other non-operating income related to pension plans and LiveWire warrants, lower investment income and a higher effective income tax rate given the benefit of certain discrete tax adjustments in 2024 not expected to recur in 2025. Additionally, the Company expects diluted earnings per share in 2025 to be favorably impacted by lower weighted average shares outstanding.
In 2022, the Company set a cost productivity target to eliminate $400 million of incremental cost incurred since 2020 by 2025. The Company's efforts are focused on production efficiency, logistics network optimization and supplier cost optimization. This target originally included a positive impact from manufacturing leverage of approximately $50 million to $70 million based on an anticipated reduction in the fixed cost per motorcycle associated with increasing production volumes. Given the decrease in production volumes in 2023 and 2024, the Company adjusted the target in 2024 by removing the impact of manufacturing leverage and increasing productivity objectives in other areas to maintain the original target. Excluding the impact of manufacturing leverage, the Company achieved approximately $24 million in productivity savings in 2022 and approximately $123 million in 2023. The previously reported productivity savings, which included the impact of manufacturing leverage (whether positive or negative), were approximately $50 million and $70 million in 2022 and 2023, respectively. The Company achieved approximately $110 million of cost productivity savings in 2024, resulting in total productivity savings of $257 million since the beginning of 2022. The Company expects to achieve $100 million in productivity savings in 2025 resulting in total estimated productivity savings of $357 million by the end of 2025, below its target of $400 million. The Company expects continued efforts in 2026 will result in $100 million of productivity savings in 2026, resulting in more than $400 million in total productivity savings by the end of 2026.
The Company expects capital investments in 2025 of between $225 and $250 million. The Company plans to continue to invest in product development and capability enhancements that support The Hardwire strategy. The Company's focus remains on core product innovation, investments in manufacturing to automate and reduce costs to improve productivity as well as planned investments for LiveWire.
The Company's capital allocation priorities are to fund profitable growth through The Hardwire initiatives, to pay dividends, and to execute share repurchases on a discretionary basis. The Company plans to repurchase approximately $1 billion of shares on a discretionary basis in aggregate from the third quarter of 2024 through the end of 2026. The Company purchased $250 million shares on a discretionary basis during the third and fourth quarters of 2024 and plans to repurchase $350 million shares on a discretionary basis in 2025.
Longer term, assuming some improvement in macroeconomic conditions in 2026, the Company expects to deliver solid HDMC operating income margin improvement in 2026. Based on actions the Company took in 2024 and its expectations for 2025, the Company expects to align production, wholesale shipment and retail sales volumes in 2026. The Company expects this will allow it to deliver low double-digit HDMC operating income margin in 2026 increasing to 15% in the years following 2026, based on a combination of factors, including expected slight volume growth supported by exciting product portfolio launches every year. This is a change from the Company's previous plan to deliver a 15% HDMC operating income margin by the end of 2025 which it would sustain for the full year 2026.

Results of Operations 2024 Compared to 2023
Consolidated Results

(in thousands, except earnings per share)	2024	2023	Increase (Decrease)
Operating income - HDMC	$277,844	$661,151	$(383,307)
Operating loss - LiveWire	(109,639)	(116,809)	7,170
Operating income - HDFS	248,422	234,742	13,680
Operating income	416,627	779,084	(362,457)
Other income, net	72,295	71,808	487
Investment income	58,964	46,771	12,193
Interest expense	30,748	30,787	(39)
Income before income taxes	517,138	866,876	(349,738)
Income tax provision	71,963	171,830	(99,867)
Net income	445,175	695,046	(249,871)
Less: Loss attributable to noncontrolling interests	10,182	11,540	(1,358)
Net income attributable to Harley-Davidson, Inc.	$455,357	$706,586	$(251,229)
Diluted earnings per share	$3.44	$4.87	$(1.43)
The Company reported lower operating income of $416.6 million in 2024 compared to $779.1 million in 2023 due to lower operating income at the HDMC segment partially offset by improved operating results at the HDFS and LiveWire segments. The HDMC segment reported operating income of $277.8 million compared to $661.2 million in 2023. Operating loss from the LiveWire segment decreased $7.2 million compared to 2023. Operating income from the HDFS segment increased $13.7 million compared to 2023. Refer to the HDMC segment, LiveWire segment and HDFS segment discussions for a more detailed analysis of the factors affecting operating results.
Other income, net in 2024 was impacted by income related to a decrease in the fair value of LiveWire's warrant liabilities in 2024 compared to an increase in 2023, partially offset by lower non-operating income related to the Company's defined benefit plans. Investment income increased in 2024 as compared to 2023 driven by higher income from cash equivalents.
The Company's effective income tax rate for 2024 was a 13.9% expense compared to a 19.8% expense for 2023. The Company's 2024 effective tax rate was favorably impacted by the mix of earnings from certain non-US jurisdictions that have a lower statutory tax rate or have beneficial tax holidays and tax benefits related to continued investment in research and development. Refer to Note 3 of the Notes to Consolidated financial statements for further discussion regarding the Company’s effective tax rate.
Diluted earnings per share was $3.44 in 2024 compared to $4.87 in 2023 with the decrease due to lower net income partially offset by the benefit of lower weighted average shares outstanding as compared to 2023. Diluted weighted average shares outstanding decreased from 145.1 million in 2023 to 132.3 million in 2024 primarily due to repurchases of common stock.

Harley-Davidson Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	2024	2023	Increase (Decrease)	% Change
United States	94,930	98,468	(3,538)	(3.6)%
Canada	7,093	7,422	(329)	(4.4)
North America	102,023	105,890	(3,867)	(3.7)
Europe/Middle East/Africa (EMEA)	24,082	27,005	(2,923)	(10.8)
Asia Pacific	22,213	26,953	(4,740)	(17.6)
Latin America	2,911	2,923	(12)	(0.4)
	151,229	162,771	(11,542)	(7.1)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles decreased 7.1% during 2024 compared to 2023 driven primarily by declines in North America, Europe and Asia Pacific.
The decline in North American retail sales was driven by lower retail sales in the United States, which were negatively impacted by a continued challenging macroeconomic environment that included high interest rates adversely impacting consumer discretionary spending. Retail sales in Asia Pacific and Europe were soft also primarily due to challenging macroeconomic conditions. In Asia Pacific, the decline in retail sales was primarily due to lower sales in Japan and China, while lower retail unit sales in Europe were driven by declines in Germany and the surrounding region.
Despite the overall decline in retail sales, North America retail sales of Grand American Touring motorcycles, including Trike motorcycles, increased more than 8% in 2024 compared to 2023 as the Company introduced updated Grand American Touring motorcycles and continued to focus on its most profitable products.
Worldwide retail inventory of new motorcycles was approximately 48,000 units at the end of 2024, which is down approximately 5% from the end of 2023. Retail inventory of new motorcycles is based on dealer inventory units at the end of each period.
Motorcycle Registration Data - 601+cc(a)(d)
The Company's Harley-Davidson motorcycle U.S. market share of new 601+cc motorcycle registrations for 2024 was 37.3%, down 0.6 percentage points compared to 2023 (Source: Motorcycle Industry Council). The Company's Harley-Davidson motorcycle European market share of new 601+cc motorcycle registrations for 2024 was 5.0%, up 0.2 percentage points compared to 2023 (Source: Management Services Helwig Schmitt GmbH). Refer to Item 1. Business for additional market share information.
Industry registration data for new motorcycles was as follows:

	2024	2023	Increase	% Change
United States(b)	253,156	256,710	(3,554)	(1.4)%
Europe(c)	516,260	473,486	42,774	9.0%
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

(d)New motorcycle registrations for the industry and Harley-Davidson are provided by or derived from third-party sources. New motorcycle registrations include consumer registrations (retail registrations) and to a lesser extent manufacturer, distributor and dealer registrations (non-retail registrations), for example, to register demonstration fleets. In the later part of 2024, manufacturers (including the Company), distributors and dealers registered some motorcycles through non-retail registrations to qualify the motorcycles under the new Euro 5+ emissions standard to allow for subsequent retail sale after December 31, 2024. As a result, Harley-Davidson new motorcycle registrations for Europe in 2024 included a higher proportion of non-retail registrations in 2024 compared to 2023 and 2022. While the Company believes industry registrations for Europe in 2024 were impacted in a similar manner, it does not have access to information necessary to confirm this.
HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Wholesale motorcycle unit shipments were as follows:

	2024		2023		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
Motorcycle Units:
United States	94,075	63.2%	113,867	63.3%	(19,792)	(17.4)%
International	54,787	36.8%	66,117	36.7%	(11,330)	(17.1)
	148,862	100.0%	179,984	100.0%	(31,122)	(17.3)%
Motorcycle Units:
Grand American Touring(a)	85,757	57.6%	92,683	51.6%	(6,926)	(7.5)%
Cruiser	46,235	31.1%	63,945	35.5%	(17,710)	(27.7)
Sport and Lightweight	12,335	8.3%	18,228	10.1%	(5,893)	(32.3)
Adventure Touring	4,535	3.0%	5,128	2.8%	(593)	(11.6)
	148,862	100.0%	179,984	100.0%	(31,122)	(17.3)%
(a)Includes Trike
HDMC shipped 148,862 motorcycles worldwide during 2024, which was 17.3% lower than during 2023. The reduction in shipments was consistent with the Company's plan for 2024, which included aligning wholesale and retail sales as dealers and the Company acted to adjust dealer inventory levels for the current retail environment.
The motorcycles shipped during 2024 compared to 2023 included a higher mix of Grand American Touring motorcycles as a percent of total shipments to improve availability of models most desired by customers following the introduction of all-new Grand American Touring motorcycles.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (in thousands):

	2024	2023	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,137,331	$3,798,977	$(661,646)	(17.4)%
Parts and accessories	651,964	698,095	(46,131)	(6.6)
Apparel	237,270	244,333	(7,063)	(2.9)
Licensing	22,748	28,599	(5,851)	(20.5)
Other	72,593	74,590	(1,997)	(2.7)
	4,121,906	4,844,594	(722,688)	(14.9)
Cost of goods sold	2,967,068	3,278,052	(310,984)	(9.5)
Gross profit	1,154,838	1,566,542	(411,704)	(26.3)
Operating expenses	876,994	905,391	(28,397)	(3.1)%
Operating income	$277,844	$661,151	$(383,307)	(58.0)%
Operating margin	6.7%	13.6%	(6.9)	pts.

The estimated impacts of the significant factors affecting the changes in revenue, cost of goods sold and gross profit from 2023 to 2024 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2023	$4,844.6	$3,278.1	$1,566.5
Volume	(736.5)	(495.7)	(240.8)
Price	(33.1)	—	(33.1)
Foreign currency exchange rates and hedging	(17.5)	(0.8)	(16.7)
Shipment mix	64.4	73.4	(9.0)
Raw material prices	—	(14.4)	14.4
Manufacturing and other costs	—	126.5	(126.5)
	(722.7)	(311.0)	(411.7)
2024	$4,121.9	$2,967.1	$1,154.8
The following factors affected the changes in net revenue, cost of goods sold and gross profit from 2023 to 2024:
•The decrease in volume was primarily due to lower wholesale motorcycle shipments.
•Revenue was adversely impacted by the elimination of the pricing surcharge late in 2023 and a fine-tuned pricing strategy for 2024 partially offset by higher promotional costs in the fourth quarter of 2023 that did not recur in 2024.
•Revenue and gross profit were negatively impacted by weaker foreign currency exchange rates relative to the U.S. dollar as well as less favorable net foreign currency impacts associated with balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix of motorcycles had a favorable impact on revenue due primarily to a shift away from Cruiser models to higher priced Grand American Touring models during 2024 compared to 2023. The impact of shipment mix on gross profit was adversely impacted by incremental costs primarily within the Grand American Touring motorcycle family related to new product features and upgrades included on the Company's model year 2024 motorcycles. Shipment mix was also negatively impacted by unfavorable changes in mix within apparel and licensing.
•Raw material costs were lower than in the prior year.
•Manufacturing and other costs were negatively impacted by unfavorable manufacturing leverage related to higher fixed costs per unit resulting from lower production volumes, continued moderate inflation and payment of a ratification bonus related to new collective bargaining agreements with hourly employees in Wisconsin. These negative impacts were partially offset by supply-chain productivity gains.
Operating expenses were lower in 2024 compared to 2023 due to lower people costs, including the cost of compensation and benefits, and decreases in other discretionary spending as the Company continued to focus on cost discipline and increased productivity.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	2024	2023	(Decrease) Increase	% Change
Revenue	26,358	38,298	(11,940)	(31.2)
Cost of goods sold	38,872	44,254	(5,382)	(12.2)
Gross profit	(12,514)	(5,956)	(6,558)	110.1
Selling, administrative and engineering expense	97,125	110,853	(13,728)	(12.4)
Operating loss	$(109,639)	$(116,809)	$7,170	(6.1)%

LiveWire motorcycle unit shipments	612	660	(48)	(7.3)%
During 2024, revenue decreased by $11.9 million, or 31.2%, compared to 2023. The decrease was primarily due to lower volumes of electric balance bikes and electric motorcycles as well as a lower average prices on electric motorcycles. Cost of sales decreased by $5.4 million, or 12.2%, during 2024 compared to 2023 on lower volumes of electric balance bikes and electric motorcycles.
During 2024, selling, administrative and engineering expense decreased $13.7 million, or 12.4%, compared to 2023 largely as a result of lower product development costs and cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	2024	2023	(Decrease) Increase	% Change
HDFS revenue:
Interest income	$890,836	$802,078	$88,758	11.1%
Other income	147,702	151,508	(3,806)	(2.5)
	1,038,538	953,586	84,952	8.9
HDFS expenses:
Interest expense	371,766	332,380	39,386	11.8
Provision for credit losses	247,225	227,158	20,067	8.8
Operating expenses	171,125	159,306	11,819	7.4
	790,116	718,844	71,272	9.9
Operating income	$248,422	$234,742	$13,680	5.8%
Interest income was higher in 2024 compared to 2023, primarily due to higher average outstanding finance receivables at a higher average yield. Other income decreased largely due to lower licensing revenue partially offset by higher insurance-related income. Interest expense increased due to higher average interest rates on higher outstanding debt and deposits.
The provision for credit losses increased $20.1 million compared to 2023 due to higher actual retail and wholesale credit losses partially offset by a favorable change in the allowance for credit losses. The favorable change in the allowance for credit losses was largely due to a decrease in retail receivables, partially offset by a larger increase in the wholesale reserve on increased portfolio risk, as compared to 2023. The allowance for credit losses considers current economic conditions and the Company's outlook on future conditions. At the end of 2024, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment and muted consumer confidence. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annual retail credit losses on the Company's retail motorcycle loans were 3.31% during 2024 compared to 3.00% in 2023. The 30-day delinquency rate for retail motorcycle loans at December 31, 2024 increased to 5.34% from 5.09% at December 31, 2023. The unfavorable retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and the related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on retail customers. Additionally, the Company continues to experience downward pressure on recovery values at auction. Wholesale credit losses were $1.5 million higher than 2023 driven by the charge-off of finance receivables related to two troubled dealers.
Operating expenses were higher in 2024 compared to 2023 due in part to increased repossession costs, insurance-related expenses, and foreign currency losses, partially offset by lower employee-related costs.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2024	2023
Balance, beginning of period	$381,966	$358,711
Provision for credit losses	247,225	227,158
Charge-offs, net of recoveries	(228,008)	(203,903)
Balance, end of period	$401,183	$381,966

At December 31, 2024, the allowance for credit losses on finance receivables was $378.4 million for retail receivables and $22.8 million for wholesale receivables. At December 31, 2023, the allowance for credit losses on finance receivables was $367.0 million for retail receivables and $14.9 million for wholesale receivables.
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
Worldwide retail inventory of new motorcycles was up approximately 55% at the end of the fourth quarter of 2023 compared to the end of the fourth quarter of 2022, but remained nearly 15% lower than levels experienced at the end of the fourth quarter of 2019. Changes in retail inventory of new motorcycles are calculated based on units at the end of each quarter.
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
Industry registration data for new motorcycles was as follows:

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
Segment Results
Condensed statements of operations for the HDMC segment were as follows (in thousands):

	2023	2022	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,798,977	$3,787,484	$11,493	0.3%
Parts and accessories	698,095	$731,645	(33,550)	(4.6)
Apparel	244,333	$271,107	(26,774)	(9.9)
Licensing	28,599	$39,423	(10,824)	(27.5)
Other	74,590	$58,013	16,577	28.6
	4,844,594	$4,887,672	(43,078)	(0.9)
Cost of goods sold	3,278,052	$3,359,799	(81,747)	(2.4)
Gross profit	1,566,542	$1,527,873	38,669	2.5
Operating expenses	905,391	$850,786	54,605	6.4%
Operating income (loss)	$661,151	$677,087	$(15,936)	(2.4)%
Operating margin	13.6%	13.9%	(0.3)	pts.

The estimated impacts of the significant factors affecting the change in revenue, cost of goods sold and gross profit from 2022 to 2023 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2022	$4,887.7	$3,359.8	$1,527.9
Volume	(364.0)	(232.8)	(131.2)
Price	139.0	—	139.0
Foreign currency exchange rates and hedging	(26.7)	27.3	(54.0)
Shipment mix	208.6	75.6	133.0
Raw material prices	—	(38.2)	38.2
Manufacturing and other costs	—	86.4	(86.4)
	(43.1)	(81.7)	38.6
2023	$4,844.6	$3,278.1	$1,566.5
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
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	2023	2022	(Decrease) Increase	% Change
Revenue	38,298	46,833	(8,535)	(18.2)
Cost of goods sold	44,254	43,929	325	0.7
Gross profit	(5,956)	2,904	(8,860)	(305.1)
Selling, administrative and engineering expense	110,853	88,219	22,634	25.7
Operating loss	(116,809)	(85,315)	$(31,494)	36.9%

LiveWire motorcycle unit shipments	660	597	63	10.6%
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
The provision for credit losses increased $82.0 million compared to 2022 on higher actual retail credit losses and an increase in the allowance for credit losses. The allowance for credit losses increased on a higher reserve rate resulting from unfavorable loss performance and the Company’s outlook on economic conditions, partially offset by lower receivables growth. The Company’s probability weighting of its economic forecast scenarios was weighted towards a near-term recession given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels and muted consumer confidence. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annual losses on the Company's retail motorcycle loans were 3.00% during 2023 compared to 1.88% in 2022. The 30-day delinquency rate for retail motorcycle loans at December 31, 2023 increased to 5.09% from 4.50% at December 31, 2022. The unfavorable retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and the related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company continued to experience downward pressure on recovery values at auction.
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
Critical Accounting Estimates
The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are the critical judgment areas in the application of accounting policies that currently affect the Company’s financial condition and results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of the Company's Board of Directors.
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

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its benefit obligations. Based on this analysis, the Company increased the weighted-average discount rate for pension and SERPA obligations from 5.31% as of December 31, 2023 to 5.65% as of December 31, 2024. The Company increased the weighted-average discount rate for postretirement healthcare obligations from 5.36% as of December 31, 2023 to 5.63% as of December 31, 2024. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2024, the Company set its healthcare cost trend rate for the upcoming year at 6.89% as of December 31, 2024. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2033.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
Plan assets are measured at fair value and are subject to market volatility. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted to reflect the current view of the long-term investment market.
Changes in the funded status of defined benefit pension and postretirement benefit plans resulting from the difference between assumptions and actual results are initially recognized in other comprehensive income and amortized to expense or income over future periods. Sensitivity to changes in major assumptions used in the pension and postretirement healthcare obligations and costs was as follows (in thousands):

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate	Impact of a 1% decrease in the expected return on assets
2024 Net periodic benefit cost (income):
Pension and SERPA	$(47,297)	$(771)	n/a	$21,390
Postretirement healthcare	$(8,433)	$58	$635	$2,374
2024 Benefit obligations:
Pension and SERPA	$1,506,747	$166,071	n/a	n/a
Postretirement healthcare	$191,747	$14,424	$4,720	n/a
The impact of a 1% decrease in the discount rate on net periodic benefit income includes a favorable impact on interest cost, an unfavorable impact on service cost and an unfavorable impact on the amortization of unrecognized net actuarial losses. The amounts based on current assumptions above exclude the impact of settlements and curtailments. This information should not be viewed as predictive of future amounts. The calculations of pension, SERPA and postretirement healthcare obligations and costs are based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 14 of the Notes to Consolidated financial statements.
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
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at December 31, 2024 were as follows (in thousands):

Cash and cash equivalents(a)	$1,589,608

U.S. commercial paper conduit facility:
Committed asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(431,846)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,068,154

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(640,204)
Net credit facility availability	779,796
$3,437,558
(a)Includes $64.4 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings as of December 31, 2024 were as follows:

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
Cash Flow Activity
Cash flow activities for the years ended December 31, were as follows (in thousands):

	2024	2023
Net cash provided by operating activities	$1,063,833	$754,887
Net cash used by investing activities	(383,330)	(512,304)
Net cash used by financing activities	(572,315)	(174,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,145)	1,697
Net decrease in cash, cash equivalents and restricted cash	$92,043	$69,634
Operating Activities
The increase in operating cash flow in 2024 compared to 2023 was primarily due to cash inflows related to the net change in wholesale finance receivables in 2024 compared to net cash outflows in 2023 as well as favorable changes in working capital driven by the reduction in inventory during 2024, partially offset by lower net income in 2024 compared to 2023.
Changes in wholesale finance receivables were driven by an increase in wholesale finance receivables from the end of 2022 to the end of 2023 as compared to a decrease in wholesale finance receivables from the end of 2023 to the end of 2024. The increase in wholesale receivables during 2023 was driven by shipments in late 2023 and the rate of dealer inventory turnover during 2023. The decrease in wholesale receivables during 2024 was driven by lower wholesale shipments compared to the prior year.
Changes in working capital were driven by a reduction in inventory from the end of 2023 to the end of 2024. The Company focused on reducing its inventory levels to align with expected demand.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at December 31, 2024 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements. As described in Note 3 of the Notes to Consolidated financial statements, the Company has a liability for unrecognized tax benefits of $16.2 million and related accrued interest and penalties of $7.1 million as of December 31, 2024. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $196.6 million and $207.4 million during 2024 and 2023, respectively. The Company's 2024 plan includes estimated capital investments between $225 to $250 million, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables in 2024, which consisted primarily of retail finance receivables, were $103.8 million lower than in 2023 primarily due to lower retail finance receivable originations, partially offset by lower collections of finance receivables, during 2024. The Company funds its finance receivables net lending activity through the issuance of debt and brokered certificates of deposit as discussed in the Financing Activities section.

Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, deposits and debt activities.
The Company paid dividends of $0.69 per share totaling $91.2 million during 2024 and $0.66 per share totaling $96.3 million during 2023.
Cash outflows for shares repurchased on a discretionary basis were $450.0 million in 2024 and $350.0 million in 2023. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were $9.8 million or 0.3 million shares and $14.0 million or 0.3 million shares during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there were 21.5 million shares remaining on a board-approved share repurchase authorization.
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
Financing cash flows related to debt and brokered certificates of deposit activities resulted in net cash outflows of $21.3 million and inflows of $283.7 million in 2024 and 2023, respectively. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following as of December 31 (in thousands):

	2024	2023
Outstanding debt:
Unsecured commercial paper	$640,204	$878,935
Asset-backed Canadian commercial paper conduit facility	77,381	70,742
Asset-backed U.S. commercial paper conduit facility	431,846	233,258
Asset-backed securitization debt, net	1,950,138	1,877,368
Medium-term notes, net	3,114,013	3,319,138
Senior notes, net	746,800	746,079
	$6,960,382	$7,125,520

Deposits, net	$550,586	$447,782
Refer to Note 10 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 5 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $550.6 million and $447.8 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2024 and 2023, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of December 31, 2024 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at December 31, 2024 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$700,000	3.35%	June 2020	June 2025
$727,104(a)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
$500,000	5.95%	June 2024	June 2029
(a) €700.0 million par value remeasured to U.S. dollar at December 31, 2024
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $13.1 million and $15.7 million at December 31, 2024 and 2023, respectively.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2024, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$165.0 million which was a C$40.0 million increase in the total commitment. Availability under the Canadian Conduit is based on, among other things, the amount and credit performance of eligible Canadian retail motorcycle finance receivables held as collateral.

The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of December 31, 2024, the Canadian Conduit had an expiration date of June 30, 2025. Subsequent to the end of 2024, as a result of elevated credit losses on the Canadian retail motorcycle finance receivables held as collateral, the Company has been unable to draw on the Canadian Conduit. Access to the facility will resume once credit losses return to levels required by the Canadian Conduit. The Company plans to fund Canadian retail motorcycle originations with other existing funding sources until access resumes.
In 2024, the Company transferred $73.4 million of Canadian retail motorcycle finance receivables to the Canadian conduit for proceeds of $60.2 million. In 2023, the Company transferred $51.4 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $42.4 million.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In November 2024, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lenders' discretion. The Company drew against the uncommitted additional borrowings in 2022 and during 2023, the remaining balance of these uncommitted additional borrowings was paid in full. Availability under the U.S. Conduit Facility is based on, among other things, the amount and credit performance of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to November 2022, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2024, the U.S. Conduit Facility has an expiration date of November 21, 2025.
In 2024, the Company transferred $472.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $409.8 million of debt under the U.S. Conduit Facility. In 2023, there were no finance receivable transfers under the U.S. Conduit Facility.
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
In 2024, the Company transferred $1.27 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.15 billion, or $1.14 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset- backed securitization transactions. In 2023, the Company transferred $1.20 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.05 billion, or $1.04 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions.
Intercompany Agreements – On January 27, 2023, Harley-Davidson, Inc. entered into a revolving line of credit with Harley-Davidson Financial Services, Inc. whereby Harley-Davidson Financial Services, Inc. could borrow up to $200.0 million at market interest rates. There were no borrowings by Harley-Davidson Financial Services, Inc. during the life of the agreement, which expired on July 27, 2024.
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
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire may obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated on the date of each advance and as of each June 1 and December 1 thereafter. The interest rate is calculated based on the sum of (i) the forward-looking term rate based on SOFR for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of LiveWire. The Convertible Term Loan includes negative covenants restricting the ability of LiveWire to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by LiveWire at maturity, unless otherwise agreed between Harley-Davidson, Inc. and LiveWire, the Convertible Term Loan will be converted to equity of LiveWire Group, Inc. at a conversion price per share of LiveWire Group, Inc. common stock equal to 90% of the volume weighted average price per share of common stock for the 30 trading days immediately preceding the conversion date. As of December 31, 2024, there had been no draws and there was no outstanding balance under the Convertible Term Loan.
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
At December 31, 2024 and 2023, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then-existing covenants.
Cautionary Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "sees," "feels," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described below. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are only made as of the date of this report, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company's ability to: (a) execute its business plans and strategies, including The Hardwire, each of the pillars, and the evolution of LiveWire as a standalone brand, which includes the risks noted below; (b) manage supply chain and logistics issues, including quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or natural disasters and longer shipping times and increased logistics costs; (c) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company’s ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or rebalancing or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; (d) accurately analyze, predict and react to changing market conditions, interest rates, and geopolitical environments, and successfully adjust to shifting global consumer needs and interests; (e) accurately predict the margins of its segments in light of, among other things, tariffs, rebalancing trade measures, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (f) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of activist collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (g) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine and the Red Sea conflict; (h) successfully access the capital and/or credit markets on terms that are acceptable to the

Company and within its expectations; (i) successfully carry out its global manufacturing and assembly operations; (j) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (k) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) prevent, detect and remediate any issues with its motorcycles or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) successfully manage and reduce costs throughout the business; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; and (iii) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s most recent Annual Report on Form 10-K; (q) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (r) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (s) successfully maintain or achieve a manner in which to sell motorcycles in Europe, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (t) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (u) retain and attract talented employees, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (v) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (w) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (x) prevent a ransomware attack or cybersecurity breach involving consumer, employee, dealer, supplier, or Company data and respond to evolving regulatory requirements regarding cybersecurity and data privacy; (y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (aa) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (bb) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (cc) manage risks related to a pandemic (like COVID-19), epidemic, disease outbreak or other public health crises, such as supply chain disruptions, its ability to carry out business as usual, and government actions and restrictive measures implemented in response; (dd) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts, including the successful resolution or appeal of the verdict in the product lawsuit against the Company in which, in August 2024, a jury awarded approximately $288 million in damages to the plaintiffs, which was subsequently reduced to $81 million, and manage exposure in commercial or contractual disputes; (ee) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ff) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; and (gg) optimize capital allocation in light of the Company's capital allocation priorities.
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

HDFS’ retail credit losses have normalized in recent quarters to higher levels after a period of historically low levels of credit losses. Further, the Company believes that HDFS's retail credit losses will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS’s efforts to adjust underwriting criteria based on market and economic conditions and the actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses.

The Company's operations, demand for its products, and its liquidity could be adversely impacted by tariff impacts, inflation, work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or other factors. Refer to “Risk Factors” under Item 1.A of this report for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
HDMC Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. At December 31, 2024 and 2023, the notional U.S. dollar value of outstanding foreign currency contracts was $455.3 million and $540.1 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $43.6 million and $54.6 million as of December 31, 2024 and 2023, respectively.
The Company purchases commodities for use in the production of motorcycles. As a result, HDMC segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2024, the notional value of these instruments was $4.2 million and the fair value was a net liability of $0.1 million. As of December 31, 2023, the notional value of these instruments was $6.3 million and the fair value was a net liability of $0.5 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.
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
HDFS Segment
The Company has interest rate-sensitive financial instruments including finance receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company periodically utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its floating-rate asset-backed securitization transactions. HDFS had an interest rate cap with a notional value of $273.0 million outstanding at December 31, 2024 and $617.9 million outstanding at December 31, 2023. At December 31, 2024 and 2023, HDFS estimated that a 10% decrease in interest rates would not result in a material change to the fair value of the interest rate cap agreements.
The Company also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates that it does not hedge. The Company estimates that a one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities as of December 31, 2024 would increase Financial services interest expense by approximately $12.5 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, the Company may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.
The Company has foreign denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At December 31, 2024, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. The Company had cross-currency swaps outstanding with a notional value of $759.8 million at December 31, 2024 and cross-currency swaps outstanding with a notional value of $1.42 billion at December 31, 2023. The Company estimates that a 10% adverse change in the underlying foreign currency exchange rate and interest rate would result in a $73.7 million and $144.6 million decrease in the fair value of the swap agreements as of December 31, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Credit Losses - Retail Finance Receivables
Description of the Matter
The Company’s retail receivable portfolio totaled $6.7 billion as of December 31, 2024, and the associated allowance for credit losses (ACL) was $378.4 million. As discussed in Note 6 to the consolidated financial statements, the Company utilizes a vintage-based loss forecast methodology to measure the expected lifetime credit losses of retail finance receivables. Economic forecasts for a two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions. To establish the economic forecasts, management considers various third-party economic forecast scenarios and applies a probability-weighting to those economic forecast scenarios. For periods beyond the Company’s incorporated economic forecasts, the Company reverts to its average historical loss experience using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
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
To test the ACL, our audit procedures included, among others, evaluating the Company’s loss forecasting models, the economic forecasts considered by management, and the underlying data used in the models. We involved our internal specialist to assist with our reperformance of targeted model loss calculations for a sample of loans. We evaluated management’s judgments in probability-weighting third-party economic forecast scenarios and compared management’s economic forecasts to other available information for contrary or corroborative evidence. In addition, we reviewed the Company’s historical loss statistics, peer information, and subsequent events and considered whether this information corroborates or contradicts management’s measurement of the ACL.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1982.
Milwaukee, Wisconsin
February 26, 2025

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2024, 2023 and 2022
(In thousands, except per share amounts)

	2024	2023	2022
Revenue:
Motorcycles and related products	$4,148,264	$4,882,892	$4,934,505
Financial services	1,038,538	953,586	820,625
	5,186,802	5,836,478	5,755,130
Costs and expenses:
Motorcycles and related products cost of goods sold	3,005,940	3,322,306	3,403,728
Financial services interest expense	371,766	332,380	217,653
Financial services provision for credit losses	247,225	227,158	145,133
Selling, administrative and engineering expense	1,145,244	1,175,550	1,079,338
	4,770,175	5,057,394	4,845,852
Operating income	416,627	779,084	909,278
Other income, net	72,295	71,808	48,652
Investment income	58,964	46,771	4,538
Interest expense	30,748	30,787	31,235
Income before income taxes	517,138	866,876	931,233
Income tax provision	71,963	171,830	192,019
Net income	445,175	695,046	739,214
Less: Loss attributable to noncontrolling interests	10,182	11,540	2,194
Net income attributable to Harley-Davidson, Inc.	$455,357	$706,586	$741,408
Earnings per share:
Basic	$3.46	$4.96	$5.01
Diluted	$3.44	$4.87	$4.96
Cash dividends per share	$0.69	$0.66	$0.63
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Net income	$445,175	$695,046	$739,214
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(22,363)	11,532	(35,870)
Derivative financial instruments	14,143	3,839	(8,435)
Pension and postretirement benefit plans	(19,524)	21,596	(56,705)
	(27,744)	36,967	(101,010)
Comprehensive income	417,431	732,013	638,204
Less: Comprehensive loss attributable to noncontrolling interests	$10,182	$11,540	$2,194
Comprehensive income attributable to Harley-Davidson, Inc.	$427,613	$743,553	$640,398
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(In thousands)

	2024	2023
ASSETS
Cash and cash equivalents	$1,589,608	$1,533,806
Accounts receivable, net	234,315	267,200
Finance receivables, net of allowance of $72,244 and $67,035	2,031,496	2,113,729
Inventories, net	745,793	929,951
Restricted cash	135,661	104,642
Other current assets	259,764	214,401
Current assets	4,996,637	5,163,729
Finance receivables, net of allowance of $328,939 and $314,931	5,256,798	5,384,536
Property, plant and equipment, net	757,072	731,724
Pension and postretirement assets	440,825	413,107
Goodwill	61,655	62,696
Deferred income taxes	175,826	161,184
Lease assets	63,853	69,650
Other long-term assets	128,913	153,928
	$11,881,579	$12,140,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$298,718	$349,162
Accrued liabilities	593,960	646,859
Short-term deposits, net	173,099	253,309
Short-term debt	640,204	878,935
Current portion of long-term debt, net	1,851,513	1,255,999
Current liabilities	3,557,494	3,384,264
Long-term deposits, net	377,487	194,473
Long-term debt, net	4,468,665	4,990,586
Lease liabilities	47,420	51,848
Pension and postretirement liabilities	53,874	59,772
Deferred income taxes	16,889	33,514
Other long-term liabilities	201,250	173,802
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock (Note 4)	1,720	1,712
Additional paid-in-capital	1,792,523	1,752,435
Retained earnings	3,465,058	3,100,925
Accumulated other comprehensive loss	(332,706)	(304,962)
Treasury stock, at cost (Note 4)	(1,760,548)	(1,297,302)
Total Harley-Davidson, Inc. shareholders' equity	3,166,047	3,252,808
Noncontrolling interest	(7,547)	(513)
Total equity	3,158,500	3,252,295
	$11,881,579	$12,140,554

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2024 and 2023
(In thousands)

	2024	2023
Balances held by consolidated variable interest entities (Note 11)
Finance receivables, net - current	$618,231	$533,262
Other assets	$7,364	$8,785
Finance receivables, net - long-term	$2,174,160	$1,934,113
Restricted cash - current and long-term	$146,511	$110,580
Current portion of long-term debt, net	$683,272	$577,203
Long-term debt, net	$1,698,712	$1,533,423
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Net cash provided by operating activities (Note 5)	$1,063,833	$754,887	$548,461
Cash flows from investing activities:
Capital expenditures	(196,563)	(207,404)	(151,669)
Origination of finance receivables	(3,639,279)	(3,873,542)	(4,558,834)
Collections of finance receivables	3,440,340	3,570,822	3,935,001
Other investing activities	12,172	(2,180)	2,491
Net cash used by investing activities	(383,330)	(512,304)	(773,011)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	495,856	1,446,304	495,785
Repayments of medium-term notes	(660,780)	(1,056,680)	(950,000)
Proceeds from securitization debt	1,145,211	1,045,547	1,826,891
Repayments of securitization debt	(1,078,248)	(1,193,526)	(1,442,860)
Borrowings of asset-backed commercial paper	469,986	42,429	448,255
Repayments of asset-backed commercial paper	(258,077)	(237,370)	(302,922)
Net (decrease) increase in unsecured commercial paper	(237,340)	107,146	16,003
Net increase in deposits	102,119	129,855	26,605
Dividends paid	(91,224)	(96,310)	(93,180)
Repurchase of common stock	(459,829)	(363,987)	(338,627)
Cash received from business combination	—	—	114,068
Other financing activities	11	1,946	(1,985)
Net cash used by financing activities	(572,315)	(174,646)	(201,967)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,145)	1,697	(19,525)
Net increase (decrease) in cash, cash equivalents and restricted cash	$92,043	$69,634	$(446,042)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,648,811	$1,579,177	$2,025,219
Net increase (decrease) in cash, cash equivalents and restricted cash	92,043	69,634	(446,042)
Cash, cash equivalents and restricted cash, end of period	$1,740,854	$1,648,811	$1,579,177

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,589,608	$1,533,806	$1,433,175
Restricted cash	135,661	104,642	135,424
Restricted cash included in Other long-term assets	15,585	10,363	10,578
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,740,854	$1,648,811	$1,579,177
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share amounts)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2021	169,364,686	$1,694	$1,547,011	$1,842,421	$(240,919)	$(596,963)	$2,553,244	$—	$2,553,244
Net income	—	—	—	741,408	—	—	741,408	(2,194)	739,214
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(101,010)	—	(101,010)	—	(101,010)
Dividends ($0.63 per share)	—	—	—	(93,180)	—	—	(93,180)	—	(93,180)
Repurchase of common stock	—	—	—	—	—	(338,627)	(338,627)	—	(338,627)
Share-based compensation	1,035,526	10	48,019	—	—	526	48,555	565	49,120
LiveWire business combination	—	—	93,129	—	—	—	93,129	4,918	98,047
Balance, December 31, 2022	170,400,212	1,704	1,688,159	2,490,649	(341,929)	(935,064)	2,903,519	3,289	2,906,808
Net income	—	—	—	706,586	—	—	706,586	(11,540)	695,046
Other comprehensive income, net of tax (Note 17)	—	—	—	—	36,967	—	36,967	—	36,967
Dividends ($0.66 per share)	—	—	—	(96,310)	—	—	(96,310)	—	(96,310)
Repurchase of common stock	—	—	—	—	—	(367,191)	(367,191)	—	(367,191)
Share-based compensation	818,428	8	64,276	—	—	4,953	69,237	7,738	76,975
Balance, December 31, 2023	171,218,640	1,712	1,752,435	3,100,925	(304,962)	(1,297,302)	3,252,808	(513)	3,252,295
Net income	—	—	—	455,357	—	—	455,357	(10,182)	445,175
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(27,744)	—	(27,744)	—	(27,744)
Dividends ($0.69 per share)	—	—	—	(91,224)	—	—	(91,224)	—	(91,224)
Repurchase of common stock	—	—	—	—	—	(464,140)	(464,140)	—	(464,140)
Share-based compensation	764,092	8	40,088	—	—	894	40,990	3,148	44,138
Balance, December 31, 2024	171,982,732	$1,720	$1,792,523	$3,465,058	$(332,706)	$(1,760,548)	$3,166,047	$(7,547)	$3,158,500

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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction loss resulting from foreign currency remeasurements was $9.4 million for the year ended December 31, 2024. The aggregate transaction gain resulting from foreign currency remeasurements was $14.7 million and $26.2 million for the years ended December 31, 2023 and 2022, respectively.
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
Accounts Receivable, net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $3.4 million and $2.1 million as of December 31, 2024 and 2023, respectively. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed through HDFS by the purchasing dealers and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories totaling $395.5 million and $447.5 million at December 31, 2024 and 2023, respectively, are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
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
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2024 and 2023, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Research and Development Expenses – Expenditures for research activities relating to product development and improvements are charged against income as incurred and included within Selling, administrative and engineering expense on the Consolidated statements of operations. Research and development expenses for HDMC were $161.0 million, $159.3 million and $158.6 million for 2024, 2023 and 2022, respectively. Research and development expenses for LiveWire were $41.7 million, $54.1 million and $35.6 million for 2024, 2023 and 2022, respectively. Research and development expenses for HDFS were not material in 2024, 2023 or 2022.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During 2024, 2023 and 2022, the Company incurred $136.7 million, $131.0 million and $105.6 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of Motorcycles and related products cost of goods sold.

New Accounting Standards
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. The adoption of ASU 2023-07 is reflected in Note 18 of the Company's consolidated financial statement disclosures.
Accounting Standards Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the disclosures about a public business entity's expenses and provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The main provisions of ASU 2024-03 require a public entity at each interim and annual reporting period to (i) disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion included in each relevant expense caption presented on the face of the income statement within continuing operations, (ii) include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date, which is intended to clarify the effective date of ASU No. 2024-03. As clarified in ASU 2025-01, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact ASU 2024-03 will have on the Company's consolidated financial statement disclosures.
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

Disaggregated revenue by major source was as follows for the years ended December 31 (in thousands):

	2024	2023	2022
HDMC:
Motorcycles	$3,137,331	$3,798,977	$3,787,484
Parts and accessories	651,964	698,095	731,645
Apparel	237,270	244,333	271,107
Licensing	22,748	28,599	39,423
Other	72,593	74,590	58,013
	4,121,906	4,844,594	4,887,672
LiveWire	26,358	38,298	46,833
Motorcycles and related products revenue	4,148,264	4,882,892	4,934,505

HDFS:
Interest income	890,836	802,078	693,615
Other	147,702	151,508	127,010
Financial services revenue	1,038,538	953,586	820,625
	$5,186,802	$5,836,478	$5,755,130
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
Other Income – Other income consists primarily of insurance and licensing revenues. HDFS works with certain unaffiliated third parties to offer motorcycle insurance and voluntary protection products through most dealers in the U.S. and Canada. HDFS also works with third-party financial institutions that issue credit cards or offer other financial products bearing the Harley-Davidson brand in the U.S. and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 3 years. The Company is the primary obligor for certain other voluntary protection product contracts and as a result, revenue is recognized over the life of the contract as the Company fulfills its performance obligation.
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

	2024	2023
Balance, beginning of period	$47,091	$44,100
Balance, end of period	$56,753	$47,091
Previously deferred contract liabilities recognized as revenue in 2024 and 2023 were $29.1 million and $26.7 million, respectively. The Company expects to recognize approximately $23.1 million of the remaining unearned revenue in 2025 and $33.7 million thereafter.

3. Income Taxes
Income tax provision (benefit) for the years ended December 31, consists of the following (in thousands):

	2024	2023	2022
Current:
Federal	$66,505	$125,875	$139,423
State	8,368	22,340	20,367
Foreign	23,366	53,674	48,165
	98,239	201,889	207,955
Deferred:
Federal	(27,938)	(18,781)	(12,313)
State	7,511	(6,209)	(7,761)
Foreign	(5,849)	(5,069)	4,138
	(26,276)	(30,059)	(15,936)
	$71,963	$171,830	$192,019
The components of Income before income taxes for the years ended December 31, were as follows (in thousands):

	2024	2023	2022
Domestic	$369,870	$614,713	$750,793
Foreign	147,268	252,163	180,440
	$517,138	$866,876	$931,233
Income tax provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the years ended December 31, due to the following items (in thousands):

	2024	2023	2022
Provision at statutory rate	$108,599	$182,044	$195,553
State taxes, net of federal benefit	10,003	21,659	19,223
Foreign rate differential	2,196	7,887	3,620
Foreign derived intangible income	(1,744)	(8,669)	(8,187)
Research and development credit	(20,706)	(23,130)	(18,809)
Unrecognized tax benefits including interest and penalties	(2,026)	(9,210)	(11,793)
Valuation allowance adjustments	10,797	7,345	6,714
State credits	(4,526)	(8,035)	(6,954)
Global intangible low-taxed income	2,605	474	1,607
Return to provision adjustments	(5,421)	1,057	(6,318)
Executive compensation limitation	5,404	8,712	4,893
Other foreign inclusions	(13,601)	1,563	16,562
Tax incentives	(16,476)	(12,996)	(7,202)
Other	(3,141)	3,129	3,110
Income tax provision	$71,963	$171,830	$192,019
The 2017 Tax Cuts and Jobs Act subjects U.S. shareholders to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which a company can elect to either recognize deferred taxes or to provide tax expense in the year incurred. The Company has elected to account for GILTI in the year the tax is incurred.
The Company qualifies for certain tax holidays in Thailand if certain employment and manufacturing criteria are met. The impact of the tax holiday decreased foreign taxes by $16.6 million, $13.0 million and $7.2 million in 2024, 2023 and 2022, respectively, and the tax holidays have expected expiration periods between 2025 and 2027. The benefit of the tax holiday on net income per share (diluted) was $0.12, $0.09 and $0.04 in 2024, 2023 and 2022, respectively.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2024	2023
Deferred income tax assets:
Accruals not yet tax deductible	$144,331	$152,288
Stock compensation	11,779	12,995
Net operating loss and research & development tax credit carryforwards	82,027	68,809
Amortization of research and experimental costs	100,880	78,169
Other	62,889	66,749
	401,906	379,010
Valuation allowance	(59,313)	(48,516)
	342,593	330,494
Deferred income tax liabilities:
Depreciation, tax in excess of book	(51,107)	(57,641)
Pension and postretirement healthcare plan obligations	(90,589)	(82,682)
Withholding tax	(15,915)	(29,904)
Other	(26,045)	(32,597)
	(183,656)	(202,824)
	$158,937	$127,670
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
The Company's gross state net operating loss carryforwards were as follows at December 31 (in thousands):

Year of Expiration	2024	2023
2031	$238,682	$238,682
2032	12	12
2033	46	46
2034	108	108
2035	1,085	1,085
2036	60	60
2037	187	187
2038	824	824
2039	11,285	11,285
2040	34,354	34,354
2041	2,135	2,135
2042	347	347
Indefinite	7,280	7,280
	$296,405	$296,405
The Company also had Wisconsin research and development credit carryforwards of $56.9 million at December 31, 2024, expiring in 2025-2039.
At December 31, 2024, the Company had a deferred tax asset of $62.2 million related to its state net operating loss and Wisconsin research and development credit carryforwards and a deferred tax asset of $13.9 million related to foreign net operating losses.

The Company's valuation allowance was $59.3 million at December 31, 2024 and included $43.5 million related to state net operating loss and Wisconsin research and development credit carryforwards, $7.2 million related to foreign net operating loss carryforwards and $8.6 million related to other deferred tax assets. The change in the valuation allowance from prior year included an increase of $10.7 million related to state net operating loss and Wisconsin research and development credit carryforwards while the valuation allowance related to foreign operations did not change from December 31, 2023.
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax provision (benefit). Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2024	2023
Unrecognized tax benefits, beginning of period	$18,214	$32,029
Increase in unrecognized tax benefits for tax positions taken in a prior period	3,818	3,159
Decrease in unrecognized tax benefits for tax positions taken in a prior period	(3,773)	(10,444)
Increase in unrecognized tax benefits for tax positions taken in the current period	2,473	870
Statute lapses	(3,800)	—
Settlements with taxing authorities	(753)	(7,400)
Unrecognized tax benefits, end of period	$16,179	$18,214
The amount of unrecognized tax benefits as of December 31, 2024 and 2023 that, if recognized, would affect the effective tax rate was $10.3 million and $16.5 million, respectively.
The total gross amount of benefit related to interest and penalties associated with unrecognized tax benefits recognized in the Consolidated statements of operations was a net expense of $0.7 million during 2024 and a net benefit of $8.7 million and $5.6 million during 2023 and 2022, respectively.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2024 and 2023 in the Consolidated balance sheets was $7.1 million and $8.6 million, respectively.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2025. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2019 or for U.S. federal income taxes before 2019. In all other jurisdictions, tax periods prior to 2017 are closed.
4. Capital Stock and Earnings Per Share
Capital Stock – The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding. The Company's common stock has a par value of $0.01 per share. Share information regarding the Company's common stock at December 31, was as follows:

	2024	2023
Common stock shares:
Authorized	800,000,000	800,000,000
Issued	171,982,732	171,218,640
Outstanding	124,278,925	136,312,009

Treasury stock shares	47,703,807	34,906,631
Discretionary share repurchases were $450.0 million or 12.5 million shares, $350.0 million or 10.2 million shares and $324.5 million or 8.4 million shares during the years ended December 31, 2024, 2023 and 2022 respectively. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units (RSUs) and performance shares were $9.8 million or 0.3 million shares, $14.0 million or 0.3 million shares, and $14.2 million or 0.4 million shares during the years ended December 31, 2024, 2023 and 2022, respectively, as discussed further in Note 16.
The Company paid cash dividends of $0.69, $0.66, and $0.63 per share during the years ended December 31, 2024, 2023, and 2022, respectively.
Earnings Per Share – The computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands except per share amounts):

	2024	2023	2022
Net income attributable to Harley-Davidson, Inc.	$455,357	$706,586	$741,408

Basic weighted-average shares outstanding	131,447	142,378	148,012
Effect of dilutive securities – employee stock compensation plan	841	2,725	1,339
Diluted weighted-average shares outstanding	132,288	145,103	149,351
Earnings per share:
Basic	$3.46	$4.96	$5.01
Diluted	$3.44	$4.87	$4.96
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.8 million, 1.0 million and 1.9 million shares during 2024, 2023 and 2022, respectively.
5. Additional Balance Sheet and Cash Flow Information
Investments in marketable securities consisted of the following at December 31 (in thousands):

	2024	2023
Mutual funds	$32,070	$34,079
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net consisted of the following as of December 31 (in thousands):

	2024	2023
Raw materials and work in process	$353,819	$389,221
Motorcycle finished goods	411,442	514,964
Parts and accessories and apparel	110,591	150,844
Inventory at lower of FIFO cost or net realizable value	875,852	1,055,029
Excess of FIFO over LIFO cost	(130,059)	(125,078)
	$745,793	$929,951
Inventory obsolescence reserves deducted from FIFO cost were $84.6 million and $110.2 million as of December 31, 2024 and 2023, respectively.

Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2024	2023
Land and related improvements	$68,140	$66,939
Buildings and related improvements	450,890	431,215
Machinery and equipment	1,503,514	1,491,448
Software	627,161	722,213
Construction in progress	246,933	243,010
	2,896,638	2,954,825
Accumulated depreciation	(2,139,566)	(2,223,101)
	$757,072	$731,724
Software, net of accumulated amortization, included in Property, plant and equipment, net, was $57.8 million and $75.3 million as of December 31, 2024 and 2023, respectively.
Accrued liabilities consisted of the following as of December 31 (in thousands):

	2024	2023
Interest	$85,919	$84,313
Sales incentive programs	80,305	116,167
Payroll, employee benefits and related expenses	66,238	101,955
Warranty and recalls	46,260	41,375
Contract liability	23,083	23,357
Tax-related accruals	20,029	38,219
Leases	18,658	18,685
Fair value of derivative financial instruments	311	12,806
Other	253,157	209,982
	$593,960	$646,859
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $550.6 million and $447.8 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2024 and December 31, 2023, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of December 31, 2024 were as follows (in thousands):

2025	$173,737
2026	243,489
2027	119,263
2028	—
2029	15,200
Future maturities	551,689
Unamortized fees	(1,103)
$550,586

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities for the years ended December 31, was as follows (in thousands):

	2024	2023	2022
Cash flows from operating activities:
Net income	$445,175	$695,046	$739,214
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	160,673	158,112	151,942
Amortization of deferred loan origination costs	70,745	85,018	94,914
Amortization of financing origination fees	13,963	13,208	15,105
Provision for long-term employee benefits	(54,008)	(67,624)	(21,891)
Employee benefit plan contributions and payments	(5,078)	(5,736)	(14,320)
Stock compensation expense	49,005	82,901	54,353
Net change in wholesale finance receivables related to sales	46,884	(387,743)	(198,623)
Provision for credit losses	247,225	227,158	145,133
Deferred income taxes	(26,276)	(30,059)	(15,936)
Other, net	17,070	(39,713)	(13,027)
Changes in current assets and liabilities:
Accounts receivable, net	19,778	(11,443)	(82,385)
Finance receivables – accrued interest and other	36	(339)	414
Inventories, net	164,609	21,257	(254,170)
Accounts payable and accrued liabilities	(55,436)	28,570	4,503
Other current assets	(30,532)	(13,726)	(56,765)
	618,658	59,841	(190,753)
Net cash provided by operating activities	$1,063,833	$754,887	$548,461
Cash paid during the years ended December 31, for interest and income taxes was as follows (in thousands):

	2024	2023	2022
Interest	$358,996	$290,467	$231,651
Income taxes	$111,117	$237,658	$244,374
6. Finance Receivables
Finance receivables include both retail and wholesale finance receivables, including amounts held by consolidated VIEs. Finance receivables are recorded in the financial statements at amortized cost net of an allowance for credit losses.
The Company provides retail financial services to customers of its dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts and are primarily related to dealer sales of motorcycles to retail customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2024, approximately 11% of gross outstanding retail finance receivables were originated in Texas. As of December 31, 2023, approximately 11% and 10% of gross outstanding retail finance receivables were originated in Texas and California, respectively. There were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
The Company offers wholesale financing to its dealers in the U.S. and Canada. Wholesale finance receivables are related primarily to the Company's sale of motorcycles, related parts and accessories, and apparel to dealers. Wholesale loans to dealers are generally secured by financed inventory or property.

Finance receivables, net at December 31, were as follows (in thousands):

	2024	2023
Retail finance receivables:
United States	$6,548,550	$6,657,998
Canada	132,556	160,701
	6,681,106	6,818,699
Wholesale finance receivables:
United States	952,301	1,016,815
Canada	56,070	44,717
	1,008,371	1,061,532
	7,689,477	7,880,231
Allowance for credit losses	(401,183)	(381,966)
	$7,288,294	$7,498,265
Approved but unfunded retail finance loans totaled $140.7 million and $223.2 million at December 31, 2024 and 2023, respectively. Unused lines of credit extended to the Company's wholesale finance customers totaled $1.25 billion and $1.34 billion at December 31, 2024 and 2023, respectively.
Wholesale finance receivables are generally contractually due within one year. As of December 31, 2024, contractual maturities of total finance receivables were as follows (in thousands):

	United States	Canada	Total
2025	$2,019,862	$83,878	$2,103,740
2026	1,235,417	29,648	1,265,065
2027	1,412,167	32,672	1,444,839
2028	1,552,946	36,006	1,588,952
2029	886,588	6,422	893,010
Thereafter	393,871	—	393,871
	$7,500,851	$188,626	$7,689,477
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of 2024, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels and muted consumer confidence.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance for credit losses balance. These factors include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, and changes in other portfolio-specific loan characteristics as well as current loss experience. During the year ended December 31, 2024, the Company experienced increased retail credit losses driven by several factors connected to the macro-economic environment and the related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, the Company experienced downward pressure on recovery values at auction during the year-ended December 31, 2024.
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
The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the allowance for credit losses on finance receivables by portfolio for the year ended December 31, were as follows (in thousands):

	2024
	Retail	Wholesale	Total
Balance, beginning of period	$367,037	$14,929	$381,966
Provision for credit losses	237,882	9,343	247,225
Charge-offs	(290,006)	(1,462)	(291,468)
Recoveries	63,460	—	63,460
Balance, end of period	$378,373	$22,810	$401,183

	2023
	Retail	Wholesale	Total
Balance, beginning of period	$345,275	$13,436	$358,711
Provision for credit losses	225,665	1,493	227,158
Charge-offs	(263,915)	—	(263,915)
Recoveries	60,012	—	60,012
Balance, end of period	$367,037	$14,929	$381,966

	2022
	Retail	Wholesale	Total
Balance, beginning of period	$326,320	$13,059	$339,379
Provision for credit losses	144,756	377	145,133
Charge-offs	(176,718)	—	(176,718)
Recoveries	50,917	—	50,917
Balance, end of period	$345,275	$13,436	$358,711

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
The amortized cost of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$1,040,491	$694,941	$449,697	$206,974	$67,668	$28,606	$2,488,377
Prime	1,042,910	821,719	659,000	363,507	141,495	82,771	3,111,402
Sub-prime	318,689	224,656	180,048	119,457	58,297	47,624	948,771
	2,402,090	1,741,316	1,288,745	689,938	267,460	159,001	6,548,550
Canadian Retail:
Super prime	36,011	29,098	17,468	8,330	3,179	1,096	95,182
Prime	9,111	8,687	6,724	4,033	2,212	1,524	32,291
Sub-prime	1,701	1,229	972	435	462	284	5,083
	46,823	39,014	25,164	12,798	5,853	2,904	132,556
	$2,448,913	$1,780,330	$1,313,909	$702,736	$273,313	$161,905	$6,681,106
Gross charge-offs for the year ended December 31, 2024:
US Retail	$18,322	$92,489	$90,023	$47,678	$19,628	$17,143	$285,283
Canadian Retail	241	1,474	1,398	755	391	464	4,723
	$18,563	$93,963	$91,421	$48,433	$20,019	$17,607	$290,006

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
U.S. Retail:
Super prime	$1,066,321	$729,339	$376,474	$151,004	$70,627	$27,013	$2,420,778
Prime	1,173,463	993,417	584,305	259,995	139,011	78,880	3,229,071
Sub-prime	333,099	275,964	189,688	101,437	63,393	44,568	1,008,149
	2,572,883	1,998,720	1,150,467	512,436	273,031	150,461	6,657,998
Canadian Retail:
Super prime	48,705	31,733	17,744	9,241	4,521	1,524	113,468
Prime	13,764	11,434	7,336	4,390	2,728	1,838	41,490
Sub-prime	1,846	1,546	739	817	525	270	5,743
	64,315	44,713	25,819	14,448	7,774	3,632	160,701
	$2,637,198	$2,043,433	$1,176,286	$526,884	$280,805	$154,093	$6,818,699
Gross charge-offs for the year ended December 31, 2023:
US Retail	$20,047	$102,387	$74,212	$30,896	$18,088	$14,655	$260,285
Canadian Retail	527	1,004	866	472	278	483	3,630
	$20,574	$103,391	$75,078	$31,368	$18,366	$15,138	$263,915
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
The amortized cost of wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$6,430	$4,702	$129	$—	$—	$2	$11,263
Doubtful	25,827	3,869	139	—	—	8,196	38,031
Substandard	14,470	2,928	—	—	—	—	17,398
Special Mention	3,162	362	19	—	—	—	3,543
Medium Risk	1,471	271	—	—	—	—	1,742
Low Risk	808,771	83,611	38,815	1,702	3,358	137	936,394
	$860,131	$95,743	$39,102	$1,702	$3,358	$8,335	$1,008,371
Gross charge-offs for the year ended December 31, 2024:
Wholesale	$709	$710	$42	$—	$—	$1	$1,462

	December 31, 2023
	2023	2022	2021	2020	2019	2018 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—	—	—
Substandard	10,934	258	—	—	5	—	11,197
Special Mention	641	30	—	—	—	—	671
Medium Risk	2,905	—	—	—	—	—	2,905
Low Risk	961,519	66,757	5,107	4,962	7,786	628	1,046,759
	$975,999	$67,045	$5,107	$4,962	$7,791	$628	$1,061,532
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. The Company reverses accrued interest related to charged-off accounts against HDFS interest income when the account is charged-off. The Company reversed $33.0 million and $27.5 million of accrued interest against HDFS interest income during the years ended December 31, 2024 and 2023, respectively. Due to the timely write-off of accrued interest, the Company made the election provided under ASC Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of December 31, 2024 and 2023, all retail finance receivables were accounted for as interest-earning receivables, of which $64.7 million and $67.3 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against HDFS interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. The Company reversed $0.2 million of accrued interest related to the charge-off of Non-Performing dealer loans during the year ended December, 31 2024. There were no charged-off accounts during 2023. As such, the Company did not reverse any wholesale accrued interest during the year ended December 31, 2023. At December 31, 2024, $0.5 million of wholesale finance receivables were over 90 days or more past due and on non-accrual status. There were no dealers on non-accrual status at December 31, 2023.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2024	December 31, 2024	Recognized
Wholesale:
No related allowance recorded	$—	$7,510	$795
Related allowance recorded	—	3,753	416
	$—	$11,263	$1,211

The aging analysis of finance receivables at December 31, was as follows (in thousands):

	2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,368,447	$178,752	$69,257	$64,650	$312,659	$6,681,106
Wholesale finance receivables	1,002,584	3,463	718	1,606	5,787	1,008,371
	$7,371,031	$182,215	$69,975	$66,256	$318,446	$7,689,477

	2023
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,516,342	$168,027	$67,033	$67,297	$302,357	$6,818,699
Wholesale finance receivables	1,060,561	763	25	183	971	1,061,532
	$7,576,903	$168,790	$67,058	$67,480	$303,328	$7,880,231
Retail and wholesale finance receivables, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31, was as follows (in thousands):

	2024	2023
United States	$63,702	$66,119
Canada	2,028	1,361
	$65,730	$67,480

Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of December 31, 2024 and December 31, 2023. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill in the HDMC and LiveWire segments for the years ended December 31, was as follows (in thousands):

	2024
	HDMC	LiveWire	Total
Balance, beginning of period	$54,369	$8,327	$62,696
Currency translation	(1,041)	—	(1,041)
Balance, end of period	$53,328	$8,327	$61,655

	2023
	HDMC	LiveWire	Total
Balance, beginning of period	$53,763	$8,327	$62,090
Currency translation	606	—	606
Balance, end of period	$54,369	$8,327	$62,696
The HDFS segment had no goodwill at December 31, 2024 or December 31, 2023.
Intangible assets, excluding goodwill, consist primarily of customer relationships and trademarks with useful lives ranging from 3 to 20 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets are recorded in Other long-term assets on the Consolidated balance sheets. Intangible assets at December 31, were as follows (in thousands):

	2024	2023
Gross carrying amount	$11,889	$12,475
Accumulated amortization	(6,315)	(5,447)
	$5,574	$7,028
Amortization of intangible assets, excluding goodwill, recorded in Selling, administrative and engineering expense on the Consolidated statements of operations was $1.1 million, $0.9 million and $0.8 million for 2024, 2023 and 2022, respectively. Future amortization of the Company's intangible assets as of December 31, 2024 is as follows (in thousands):

2025	$1,084
2026	1,003
2027	600
2028	600
2029	410
Thereafter	1,877
$5,574
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

The notional and fair values of the Company's derivative financial instruments under ASC Topic 815, at December 31, were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	2024			2023
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$455,322	$19,778	$148	$540,088	$3,529	$9,194
Commodity contracts	663	59	—	642	—	134
Cross-currency swaps	759,780	—	34,709	1,420,560	15,080	3,160
	$1,215,765	$19,837	$34,857	$1,961,290	$18,609	$12,488
	Derivative Financial Instruments Not Designated as Hedging Instruments
	2024			2023
	Notional Value	Assets(c)	Liabilities(b)	Notional Value	Assets(c)	Liabilities(b)
Commodity contracts	$3,489	$—	$163	$5,637	$—	$318
Interest rate caps	272,997	2	—	617,859	464	—
	$276,486	$2	$163	$623,496	$464	$318
(a)Includes $15.1 million of cross-currency swaps recorded in Other long-term assets as of December 31, 2023, with all remaining amounts recorded in Other current assets.
(b)Includes $34.7 million of cross-currency swaps recorded in Other long-term liabilities as of December 31, 2024, with all remaining amounts recorded in Accrued liabilities.
(c)Includes $0.5 million of interest rate caps recorded in Other Long-term assets as of December 31, 2023, with all remaining amounts recorded in Other current assets.
 The amount of gains and losses related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Gain/(Loss) Recognized in OCI			Gain/(Loss) Reclassified from AOCL into Income
	2024	2023	2022	2024	2023	2022
Foreign currency contracts	$39,985	$1,859	$26,093	$18,818	$1,301	$46,077
Commodity contracts	(147)	(654)	312	(339)	(930)	703
Cross-currency swaps	(46,629)	48,019	(71,172)	(46,966)	43,812	(79,952)
Treasury rate lock contracts	(4,293)	1,139	—	(367)	(53)	(426)
Swap rate lock contracts	—	(1,780)	—	(594)	(452)	—
	$(11,084)	$48,583	$(44,767)	$(29,448)	$43,678	$(33,598)

The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,005,940	$1,145,244	$30,748	$371,766

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$18,818	$—	$—	$—
Commodity contracts	$(339)	$—	$—	$—
Cross-currency swaps	$—	$(46,966)	$—	$—
Treasury rate lock contracts	$—	$—	$(272)	$(95)
Swap rate lock contracts	$—	$—	$—	$(594)
	2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,322,306	$1,175,550	$30,787	$332,380

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$1,301	$—	$—	$—
Commodity contracts	$(930)	$—	$—	$—
Cross-currency swaps	$—	$43,812	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$310
Swap rate lock contracts	$—	$—	$—	$(452)
	2022
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,403,728	$1,079,338	$31,235	$217,653

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$46,077	$—	$—	$—
Commodity contracts	$703	$—	$—	$—
Cross-currency swaps	$—	$(79,952)	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$(63)
 The amount of net loss included in Accumulated other comprehensive loss (AOCL) at December 31, 2024, estimated to be reclassified into income over the next 12 months was $3.8 million.

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

	Amount of Gain/(Loss) Recognized in Income
	2024	2023	2022
Foreign currency contracts	$(342)	$125	$7,730
Commodity contracts	(507)	(1,426)	1,264
Interest rate caps	(462)	(1,908)	530
	$(1,311)	$(3,209)	$9,524
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
The Company has operating lease arrangements for sales and administrative offices, manufacturing and distribution facilities, product testing facilities, equipment and vehicles. The Company’s leases have remaining lease terms ranging from less than 1 year to 41 years, some of which include options to extend the lease term for periods generally not greater than 5 years and some of which include options to terminate the leases within 1 year. Certain leases also include options to purchase the leased asset. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense for the years ended December 31, 2024, 2023, and 2022 was $28.1 million, $26.0 million, and $25.3 million, respectively. This includes variable lease costs related to assets used in manufacturing and distribution processes of approximately $1.8 million, $3.2 million, and $3.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Other variable and short-term lease costs were not material.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2024	2023
Lease assets	$63,853	$69,650

Accrued liabilities	$18,658	$18,685
Lease liabilities	47,420	51,848
	$66,078	$70,533
Future maturities of the Company's operating lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$21,267
2026	16,406
2027	9,807
2028	7,957
2029	7,124
Thereafter	29,472
Future lease payments	92,033
Present value discount	(25,955)
Lease liabilities	$66,078
Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2024	2023
Cash outflows for amounts included in the measurement of lease liabilities	$24,661	$20,622
ROU assets obtained in exchange for lease obligations, net of modifications	$15,558	$45,703
Weighted-average remaining lease term (in years)	7.88	4.70
Weighted-average discount rate	5.6%	5.0%
10. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following at December 31 (in thousands):

	2024	2023
Unsecured commercial paper	$640,204	$878,935
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following at December 31 (in thousands):

	2024	2023
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$77,381	$70,742
Asset-backed U.S. commercial paper conduit facility	431,846	233,258
Asset-backed securitization debt	1,956,383	1,884,629
Unamortized discounts and debt issuance costs	(6,245)	(7,261)
	2,459,365	2,181,368

		2024	2023
Unsecured notes (at par value):
Medium-term notes:
Due in 2024, issued November 2019(a)	3.14%	—	662,238
Due in 2025, issued June 2020	3.35%	700,000	700,000
Due in 2026, issued April 2023(b)	6.36%	727,104	772,610
Due in 2027, issued February 2022	3.05%	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	700,000
Due in 2029, issued June 2024	5.95%	500,000	—
Unamortized discounts and debt issuance costs		(13,091)	(15,710)
		3,114,013	3,319,138
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000
Unamortized discounts and debt issuance costs		(3,200)	(3,921)
		746,800	746,079
		3,860,813	4,065,217
Long-term debt		6,320,178	6,246,585
Current portion of long-term debt, net		(1,851,513)	(1,255,999)
Long-term debt, net		$4,468,665	$4,990,586
(a)€600.0 million par value remeasured to U.S. dollar at December 31, 2023.
(b)€700.0 million par value remeasured to U.S. dollar at December 31, 2024 and 2023, respectively.
Future principal payments of the Company's debt obligations as of December 31, 2024 were as follows (in thousands):

2025	$2,484,712
2026	1,411,448
2027	1,063,280
2028	1,112,258
2029	611,220
Thereafter	300,000
Future principal payments	$6,982,918
Unamortized discounts and debt issuances costs	(22,536)
$6,960,382

Unsecured Commercial Paper – Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 5.13% and 6.18% at December 31, 2024 and 2023, respectively.
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

During November 2024, €600.0 million of 3.14% medium-term notes matured, and the principal and accrued interest were paid in full. During February and May 2023, $350.0 million of 3.35% and €650.0 million of 4.94% medium-term notes matured, respectively, and the principal and accrued interest were paid in full.
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
At December 31, 2024 and 2023, Harley-Davidson Financial Services, Inc. and the Company remained in compliance with all of the then existing covenants.
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

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets at December 31, were as follows (in thousands):

	2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,470,147	$(140,632)	$118,310	$5,260	$2,453,085	$1,950,138
Asset-backed U.S. commercial paper conduit facility	490,766	(27,890)	28,201	2,104	493,181	431,846
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	90,122	(4,215)	4,735	234	90,876	77,381
	$3,051,035	$(172,737)	$151,246	$7,598	$3,037,142	$2,459,365
	2023
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,348,817	$(126,882)	$94,137	$6,719	$2,322,791	$1,877,368
Asset-backed U.S. commercial paper conduit facility	259,441	(14,001)	16,443	2,066	263,949	233,258
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	81,916	(3,667)	4,425	211	82,885	70,742
	$2,690,174	$(144,550)	$115,005	$8,996	$2,669,625	$2,181,368
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
In 2024, the Company transferred $1.27 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.15 billion, or $1.14 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset- backed securitization transactions. In 2023, the Company transferred $1.20 billion of U.S. retail motorcycle finance receivables to two separate SPEs which, in turn, issued $1.05 billion, or $1.04 billion net of discount and issuance costs, of secured notes through two separate on-balance sheet asset-backed securitization transactions.

At December 31, 2024, the Consolidated balance sheets included outstanding balances related to the following secured notes with the related maturity dates and interest rates (in thousands):

Issue Date	Principal Amount at Date of Issuance	Weighted-Average Rate at Date of Issuance	Contractual Maturity Date at Date of Issuance
September 2024	$600,000	4.52%	October 2025 - April 2032
May 2024	$550,000	5.48%	May 2025 - December 2031
September 2023	$500,000	5.79%	October 2024 - April 2031
February 2023	$550,000	5.10%	March 2024 - June 2030
June 2022	$1,286,262	2.45%	April 2028
April 2022	$550,000	2.40%	April 2023 - January 2030
August 2021	$575,000	0.42%	August 2022 - May 2029
February 2021	$600,000	0.30%	February 2022 - September 2028
There were no secured notes included in the Consolidated balance sheets at December 31,2023 that were repaid in full during 2024. For the years ended December 31, 2024 and 2023, interest expense on the secured notes was $92.5 million and $91.8 million, respectively, which is included in Financial services interest expense. The weighted average interest rates of the outstanding on-balance sheet asset-backed securitization transactions at December 31, 2024 and 2023 were 4.85% and 4.97%, respectively.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In November 2024, the Company renewed its $1.50 billion revolving credit facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. From November 2020 through November 2022, the U.S. Conduit Facility allowed for uncommitted additional borrowings of up to $300.0 million at the lender's discretion. The Company drew against the uncommitted additional borrowings in 2022 and during 2023, the remaining balance of these uncommitted additional borrowings was paid in full. Availability under the U.S. Conduit Facility is based on, among other things, the amount and credit performance of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. Prior to November 2022, when calculating the unused fee, the aggregate commitment did not include any unused portion of the $300.0 million uncommitted additional borrowings allowed. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2024, the U.S. Conduit Facility has an expiration date of November 21, 2025.
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
In 2024, the Company transferred $472.3 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $409.8 million of debt under the U.S. Conduit Facility. In 2023, there were no finance receivable transfers under the U.S. Conduit Facility.
For the years ended December 31, 2024 and 2023 interest expense under the U.S. Conduit Facility was $25.4 million and $21.8 million, respectively, which is included in the Financial services interest expense. The weighted average interest rate of the outstanding U.S. Conduit Facility was 6.33% and 7.27% at December 31, 2024 and 2023, respectively.

On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2024, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$165.0 million, which was a C$40.0 million increase in the total commitment. Availability under the Canadian Conduit is based on, among other things, the amount and credit performance of eligible Canadian retail motorcycle finance receivables held as collateral.
Under the Canadian Conduit Facility, the transferred assets are restricted as collateral for the payment of the associated debt. The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2024, the Canadian Conduit had an expiration date of June 30, 2025.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $13.5 million at December 31, 2024. The maximum exposure is not an indication of the Company's expected loss exposure.
In 2024, the Company transferred $73.4 million of Canadian retail motorcycle finance receivables to the Canadian conduit for proceeds of $60.2 million. In 2023, the Company transferred $51.4 million of Canadian retail motorcycle finance receivables to the Canadian conduit for proceeds of $42.4 million.
For the years ended December 31, 2024 and 2023, interest expense on the Canadian Conduit was $4.0 million and $2.8 million, respectively, which is included in Financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 4.48% and 4.13% at December 31, 2024 and 2023, respectively.
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
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, were as follows (in thousands):

	2024
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,275,561	$1,000,933	$274,628
Marketable securities	32,070	32,070	—
Derivative financial instruments	19,839	—	19,839
	$1,327,470	$1,033,003	$294,467
Liabilities:
Derivative financial instruments	$35,020	$—	$35,020
LiveWire warrants	1,549	1,013	536
	$36,569	$1,013	$35,556

	2023
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,067,755	$898,000	$169,755
Marketable securities	34,079	34,079	—
Derivative financial instruments	19,073	—	19,073
	$1,120,907	$932,079	$188,828
Liabilities:
Derivative financial instruments	$12,806	$—	$12,806
LiveWire warrants	12,319	8,059	4,260
	$25,125	$8,059	$17,066
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
Nonrecurring Fair Value Measurements – Repossessed inventory was $27.1 million and $28.0 million at December 31, 2024 and 2023, respectively, for which the fair value adjustment was a decrease of $18.4 million and $18.6 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company’s Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31, were as follows (in thousands):

	2024		2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,342,319	$7,288,294	$7,500,263	$7,498,265
Liabilities:
Deposits, net	$555,902	$550,586	$460,766	$447,782
Debt:
Unsecured commercial paper	$640,204	$640,204	$878,935	$878,935
Asset-backed U.S. commercial paper conduit facilities	$431,846	$431,846	$233,258	$233,258
Asset-backed Canadian commercial paper conduit facility	$77,381	$77,381	$70,742	$70,742
Asset-backed securitization debt	$1,955,006	$1,950,138	$1,872,215	$1,877,368
Medium-term notes	$3,127,710	$3,114,013	$3,308,952	$3,319,138
Senior notes	$683,624	$746,800	$674,787	$746,079
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

	2024	2023	2022
Balance, beginning of period	$64,144	$75,960	$61,621
Warranties issued during the period	47,388	45,374	39,466
Settlements made during the period	(63,645)	(67,084)	(38,173)
Recalls and changes to pre-existing warranty liabilities	23,704	9,894	13,046
Balance, end of period	$71,591	$64,144	$75,960
The liability for recall campaigns was $21.0 million, $18.9 million and $29.7 million at December 31, 2024, 2023 and 2022, respectively.
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
Obligations and Funded Status:
The changes in the benefit obligation, fair value of plan assets and the funded status of the Company’s pension and SERPA plans and the postretirement healthcare plans as of the Company’s measurement dates of December 31, were as follows (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of period	$1,568,277	$1,553,912	$206,506	$210,811
Service cost	4,698	5,174	2,892	3,184

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2024	2023	2024	2023
Interest cost	80,478	81,911	10,775	11,089
Actuarial loss / (gains)	(41,748)	35,608	(15,269)	(18,350)
Plan participant contributions	—	—	564	1,790
Special early retirement benefits	1,722	—	—	—
Plan amendments	5,601	—	—	12,959
Benefits paid	(112,281)	(106,493)	(13,721)	(14,977)
Settlements	—	(1,835)	—	—
Benefit obligation, end of period	1,506,747	1,568,277	191,747	206,506

Change in plan assets:
Fair value of plan assets, beginning of period	1,901,824	1,809,543	225,167	205,803
Return on plan assets	49,572	198,212	28,067	29,211
Plan participant contributions	—	—	564	1,790
Benefits paid	(111,617)	(105,931)	(9,308)	(11,637)
Fair value of plan assets, end of period	1,839,779	1,901,824	244,490	225,167
Funded status of the plan	$333,032	$333,547	$52,743	$18,661

Funded status as recognized on the Consolidated balance sheets:
Pension and postretirement assets	$342,569	$343,619	$98,256	$69,489
Accrued liabilities	(1,176)	(1,129)	—	—
Pension and postretirement liabilities	(8,361)	(8,943)	(45,513)	(50,828)
	$333,032	$333,547	$52,743	$18,661

Amounts included in Accumulated other comprehensive loss, net of tax:
Prior service credits	$6,597	$2,886	$8,087	$8,542
Actuarial losses (gains)	310,065	277,825	(75,603)	(59,631)
	$316,662	$280,711	$(67,516)	$(51,089)

During 2024, actuarial gains related to the obligation for pension and SERPA benefits were due primarily to an increase in the discount rate and changes in other demographic assumptions. During 2023, actuarial losses related to the obligation for pension and SERPA benefits were due primarily to a decrease in the discount rate and changes in other demographic assumptions.
During 2024, actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to an increase in the discount rate and better than expected trends in claim costs and Retirement Health Care Account (RHCA) drawdowns, partially offset by changes in other demographic assumptions. During 2023, actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to changes in benefit utilization assumptions and claims cost adjustments.

The funded status of the qualified pension plan and the SERPA plans are combined above. The SERPA plans had projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31, as presented below (in thousands):

	2024	2023
Plans with PBO in excess of fair value of plan assets:
PBO	$9,537	$10,072
Fair value of plan assets	$—	$—

Plans with ABO in excess of fair value of plan assets:
ABO	$9,516	$10,035
Fair value of plan assets	$—	$—
The total ABO for all the Company's pension and SERPA plans combined was $1.51 billion and $1.57 billion as of December 31, 2024 and 2023, respectively.
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

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$4,698	$5,174	$19,052	$2,892	$3,184	$4,642
Interest cost	80,478	81,911	61,890	10,775	11,089	7,617
Expected return on plan assets	(132,574)	(146,076)	(125,904)	(17,696)	(17,124)	(15,237)
Amortization of unrecognized:
Prior service credit	751	751	(1,312)	595	(665)	(2,323)
Net loss	(650)	(722)	31,912	(4,999)	(4,388)	488
Settlement (gain) loss	1,722	(759)	(1,471)	—	—	(1,244)
Net periodic benefit cost	$(45,575)	$(59,721)	$(15,833)	$(8,433)	$(7,904)	$(6,057)
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

Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2024	2023	2022	2024	2023	2022
Assumptions for benefit obligations:
Discount rate	5.65%	5.31%	5.45%	5.63%	5.36%	5.42%
Rate of compensation increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	5.31%	5.45%	2.89%	5.36%	5.42%	2.72%
Expected return on plan assets	6.20%	6.80%	5.60%	7.46%	7.48%	6.77%
Rate of compensation increase	4.00%	4.00%	3.49%	n/a	n/a	n/a
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

The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 1. Equity holdings are primarily exchange-traded and are valued based on quoted prices for identical securities. Fixed income holdings are generally measured at fair value using quoted prices for identical or similar securities. Certain assets measured are valued at fair value using the net asset value practical expedient and are not classified in the fair value hierarchy. The fair values of the Company’s pension plan assets at December 31, 2024 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$26,111	$26,111	$—
Equity holdings:
U.S. companies	190,113	190,058	55
Foreign companies	32	32	—
Pooled equity funds	237,473	135,631	101,842
	427,618	325,721	101,897
Fixed-income holdings:
U.S. Treasuries	120,028	120,028	—
Federal agencies	11,271	—	11,271
Corporate bonds	694,002	—	694,002
Pooled fixed income funds	463,769	—	463,769
Foreign bonds	86,071	—	86,071
Municipal bonds	10,020	—	10,020
	1,385,161	120,028	1,265,133
Plan assets subject to fair value leveling	1,838,890	$471,860	$1,367,030

Plan assets measured at net asset value:
Private equity investments	334
Real estate investments	555
	889
	$1,839,779
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $38.4 million at December 31, 2024.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2024 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$1,824	$1,824	$—
Equity holdings:
U.S. companies	88,083	88,083	—
Foreign companies	27,430	27,430	—
Pooled equity funds	53,987	40,785	13,202
	169,500	156,298	13,202
Fixed-income holdings:
U.S. Treasuries	415	415	—
Federal agencies	39	—	39
Corporate bonds	2,388	—	2,388
Pooled fixed income funds	55,119	14,720	40,399
Foreign bonds	296	—	296
Municipal bonds	34	—	34
	58,291	15,135	43,156
Plan assets subject to fair value leveling	229,615	$173,257	$56,358

Plan assets measured at net asset value:
Limited partnership interests	$14,537
Real estate investments	338
	$244,490

The fair values of the Company’s pension plan assets at December 31, 2023 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$27,730	$—	$27,730
Equity holdings:
U.S. companies	346,895	346,844	51
Foreign companies	22,425	22,425	—
Pooled equity funds	124,853	124,853	—
Other	21	21	—
	494,194	494,143	51
Fixed-income holdings:
U.S. Treasuries	110,767	110,767	—
Federal agencies	11,028	—	11,028
Corporate bonds	708,790	—	708,790
Pooled fixed income funds	442,409	55,487	386,922
Foreign bonds	93,034	462	92,572
Municipal bonds	11,486	—	11,486
	1,377,514	166,716	1,210,798
Plan assets subject to fair value leveling	1,899,438	$660,859	$1,238,579

Plan assets measured at net asset value:
Private equity investments	794
Real estate investments	1,592
	2,386
	$1,901,824
Included in the pension plan assets were 1,273,592 shares of the Company’s common stock with a market value of $46.9 million at December 31, 2023.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2023 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$2,391	$—	$2,391
Equity holdings:
U.S. companies	113,135	113,135	—
Foreign companies	21,034	21,034	—
Pooled equity funds	26,355	26,355	—
Other	5	5	—
	160,529	160,529	—
Fixed-income holdings:
U.S. Treasuries	359	359	—
Federal agencies	36	—	36
Corporate bonds	2,286	—	2,286
Pooled fixed income funds	44,512	43,248	1,264
Foreign bonds	300	2	298
Municipal bonds	37	—	37
	47,530	43,609	3,921
Plan assets subject to fair value leveling	210,450	$204,138	$6,312

Plan assets measured at net asset value:
Limited partnership interests	$13,773
Real estate investments	944
	$225,167
For 2025, the Company’s overall expected long-term rate of return is 6.40% for pension assets and 7.70% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rates used in determining the accumulated postretirement benefit obligation of the healthcare plans were as follows:

	2024	2023
Healthcare cost trend rate for next year	6.89%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2033	2032
Future Contributions and Benefit Payments:
Based on the funded status of the qualified pension plan, there is no requirement for the Company to make contributions to the qualified pension plan in 2025. The Company expects that 2025 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or, in the case of postretirement healthcare plan benefits, partially funded with plan assets.

The Company's future expected benefit payments as of December 31, 2024 were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2025	$118,693	$1,209	$17,228
2026	$119,276	$1,129	$17,745
2027	$119,461	$999	$18,205
2028	$117,977	$892	$18,512
2029	$117,909	$809	$18,712
2030-2034	$579,375	$3,533	$90,946
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company makes additional contributions to the plans on behalf of the employees and expensed $32.4 million, $30.5 million and $30.9 million during 2024, 2023 and 2022, respectively related to the contributions.
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
Product Liability Matter – In August 2024, a jury awarded approximately $288 million in damages to the plaintiffs in a product lawsuit against the Company. In November 2024, the award for damages was reduced to $81 million. The Company intends to appeal the matter and has recorded a liability for its estimated loss based on the Company's legal assessment of likely outcomes upon appeal. The Company has also recorded an asset reflecting its estimate of the insurance proceeds related to the estimated loss recognized for this matter. Given the remaining uncertainties associated with the resolution of this matter and the amount of the award for damages, it is reasonably possible that the Company could incur a loss in excess of the liability recorded to date. The Company will pursue insurance recoveries for the ultimate loss related to this matter, including any loss amounts incurred in excess of the liability recorded to date.
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
Based on its expectation that NHTSA will make Inconsequentiality Determinations, the Company does not expect that these regulatory noncompliance matters will result in material costs in the future, and no costs have been accrued to date. However, it is possible that a field action or recall could be required that could cause the Company to incur material costs. There are several variables and uncertainties associated with any potential field action or recall that are not yet fully known including, but not limited to, the population of brake hose assemblies and motorcycles, the specific field action or recall required, the complexity and cost of the required repair, the need for and availability of replacement parts, the suppliers of replacement parts and the number of motorcycle owners that would participate. The Company estimates, based on its available information and assumptions, that the cost of a potential field action or recall in the aggregate, if any were to occur, could range from approximately $140 million to $450 million. The Company continues to evaluate and update its estimates as it learns more about these regulatory matters, including the variables and uncertainties discussed above. During 2024, the Company adjusted the estimated range to reflect changes in the estimated cost of replacement parts and labor. The estimated population of potentially impacted brake lines and motorcycles remains unchanged. The Company also continues to maintain its expectation that NHTSA will make the requested Inconsequentiality Determinations and that these regulatory matters will not result in any material field action or recall costs. If a material field action or recall were to result, the Company would seek full recovery of those amounts from its suppliers.
16. Share-Based Awards
The Company has share-based compensation plans which were approved by its shareholders in April 2020 and May 2021 (the Plans) under which its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, aspirational performance shares and nonqualified stock options. RSUs generally vest ratably over a three-year period. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets and, beginning with the 2021 grant, include a vesting component based on a Total Shareholder Return (TSR) relative to a peer group. Aspirational performance shares are earned only to the extent the aspirational share price goals for the Company's stock are achieved by December 31, 2025. If a share price goal is met, then 50% of the associated aspirational performance shares vest and the remaining 50% vest on the one-year anniversary of the date on which the share price goal was achieved. Dividend or dividend equivalents are paid on RSUs, performance shares and aspirational shares that ultimately vest. Stock options granted in 2021 include a service component to vest and a market condition to become exercisable. The 2021 stock options expire 10 years from the grant date. Stock options granted prior to 2021 expire 10 years from the date of grant. At December 31, 2024, there were 3.7 million shares of common stock available for future awards under the Plans.
The Company recognizes the cost of its share-based awards in the Consolidated statements of operations. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Forfeitures for share-based awards are estimated at the grant date and adjusted when it is likely to change. Share-based award expense is recognized on a straight-line basis over the service period for RSUs. Expense for awards with performance conditions is recognized on a straight-line basis over the service period for each separately-vesting tranche, which results in accelerated recognition of expense. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2024, 2023 and 2022 was $49.0 million, $82.9 million and $54.4 million, respectively, or $37.5 million, $63.4 million and $41.6 million net of taxes, respectively.

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
Performance Share Grants:

	February 2024	February 2023	February 2022
Expected volatility	40.3%	53.9%	55.0%
Risk-free interest rate	4.18%	4.08%	1.58%
Aspirational Share Grants:

August 2022
Expected volatility	54.5%
Risk-free interest rate	3.23%
The activity for these awards for the year ended December 31, 2024 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	4,104	$28
Granted	1,045	$34
Vested	(764)	$40
Forfeited	(411)	$30
Nonvested, end of period	3,974	$27
As of December 31, 2024, there was $20.5 million of unrecognized compensation cost related to RSUs, aspirational shares, performance shares and performance shares settled in stock, net of estimated forfeitures, that is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units - Settled in Cash – RSUs settled in cash are recorded in the Consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The activity for these awards for the year ended December 31, 2024 was as follows (in thousands, except for per share amounts):

	Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	217	$36
Granted	150	$34
Vested	(122)	$36
Forfeited	(45)	$36
Nonvested, end of period	200	$32
Stock Options – There were no stock options granted in 2024, 2023 or 2022. The Company’s policy is to issue new shares of common stock upon the exercise of employee stock options. The stock option transactions for the year ended December 31, 2024 were as follows (in thousands, except for per share amounts):

	Options	Weighted-Average Exercise Price
Outstanding, beginning of period	626	$42
Options granted	—	$—
Exercised	—	$—
Forfeited	(98)	$63
Outstanding, end of period	528	$38

Exercisable, end of period	218	$40
The aggregate intrinsic value related to stock options exercised, outstanding and exercisable as of and for the years ended December 31, was as follows (in thousands):

	2024	2023	2022
Exercised	$—	$—	$—
Outstanding	$—	$105	$2,485
Exercisable	$—	$—	$—
Stock options outstanding at December 31, 2024 were as follows (options in thousands):

Price Range	Weighted-Average Contractual Life	Options	Weighted-Average Exercise Price
$30.01 to $40	6.9	500	$37
$40.01 to $50	0.0	—	$—
$50.01 to $60	0.0	—	$—
$60.01 to $70	0.1	28	$63
Options outstanding	6.6	528	$38

Options exercisable	6.0	218	$40
17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss for the years ended December 31, were as follows (in thousands):

	2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,739)	$(6,601)	$(229,622)	$(304,962)
Other comprehensive loss, before reclassifications	(26,257)	(11,084)	(21,212)	(58,553)
Income tax benefit	3,894	2,816	4,981	11,691
	(22,363)	(8,268)	(16,231)	(46,862)
Reclassifications:
Net losses on derivative financial instruments	—	29,448	—	29,448
Prior service credits(a)	—	—	1,346	1,346
Actuarial gains(a)	—	—	(5,649)	(5,649)
Reclassifications before tax	—	29,448	(4,303)	25,145
Income tax (expense) benefit	—	(7,037)	1,010	(6,027)
	—	22,411	(3,293)	19,118
Other comprehensive (loss) income	(22,363)	14,143	(19,524)	(27,744)
Balance, end of period	$(91,102)	$7,542	$(249,146)	$(332,706)

	2023
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
Other comprehensive income, before reclassifications	11,845	48,583	34,005	94,433
Income tax expense	(313)	(11,322)	(7,984)	(19,619)
	11,532	37,261	26,021	74,814
Reclassifications:
Net gains on derivative financial instruments	—	(43,678)	—	(43,678)
Prior service credits(a)	—	—	86	86
Actuarial gains(a)	—	—	(5,110)	(5,110)
Settlement gains(a)	—	—	(759)	(759)
Reclassifications before tax	—	(43,678)	(5,783)	(49,461)
Income tax benefit	—	10,256	1,358	11,614
	—	(33,422)	(4,425)	(37,847)
Other comprehensive income	11,532	3,839	21,596	36,967
Balance, end of period	$(68,739)	$(6,601)	$(229,622)	$(304,962)

	2022
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(44,401)	$(2,005)	$(194,513)	$(240,919)
Other comprehensive loss, before reclassifications	(32,769)	(44,767)	(100,154)	(177,690)
Income tax (expense) benefit	(3,101)	9,611	23,516	30,026
	(35,870)	(35,156)	(76,638)	(147,664)
Reclassifications:
Net losses on derivative financial instruments	—	33,598	—	33,598
Prior service credits(a)	—	—	(3,635)	(3,635)
Actuarial losses(a)	—	—	32,400	32,400
Settlement gains(a)	—	—	(2,715)	(2,715)
Reclassifications before tax	—	33,598	26,050	59,648
Income tax expense	—	(6,877)	(6,117)	(12,994)
	—	26,721	19,933	46,654
Other comprehensive loss	(35,870)	(8,435)	(56,705)	(101,010)
Balance, end of period	$(80,271)	$(10,440)	$(251,218)	$(341,929)
(a)Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 14.
18. Reportable Segments and Geographic Information
The Company’s reportable segments and significant segment expenses are determined based on how the Company’s Chief Operating Decision Maker (CODM) assesses performance and decides how to allocate resources for the Company.

The Company’s Chairman, President and Chief Executive Officer, is the Company’s CODM. Operating income is the measure of profit and loss used by the CODM to assess performance and to decide how to allocate resources for each of the Company’s reportable segments.

Operating income is used to monitor actual results versus planned and prior period results for each segment based on their respective profitability objectives and business models. Operating income is also used to allocate human and capital resources among the reportable segments and to other corporate actions for returning capital to shareholders such as repurchasing common stock or paying dividends. Operating income is also a key metric used to establish and pay variable compensation to employees at all levels.

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
Selected segment information is set forth below for the years ended December 31 (in thousands):

	2024	2023	2022
HDMC:
Revenue	$4,121,906	$4,844,594	$4,887,672
Motorcycles and related products cost of goods sold	2,967,068	3,278,052	3,359,799
Gross profit	1,154,838	1,566,542	1,527,873
Selling, administrative and engineering expense:
People expenses(a)	364,416	417,109	358,105
Marketing and advertising expenses(b)	123,811	124,551	96,820
Other segment items(c)	388,767	363,731	395,861
Operating income	277,844	661,151	677,087
LiveWire:
Revenue	26,358	38,298	46,833
Motorcycles and related products cost of goods sold	38,872	44,254	43,929
Gross profit	(12,514)	(5,956)	2,904
Selling, administrative and engineering expense	97,125	110,853	88,219
Operating loss	(109,639)	(116,809)	(85,315)
HDFS:
Financial services revenue	1,038,538	953,586	820,625
Financial services interest expense	371,766	332,380	217,653
Financial services provision for credit losses	247,225	227,158	145,133
Selling and administrative expense	171,125	159,306	140,333
Operating income	248,422	234,742	317,506
Operating income	$416,627	$779,084	$909,278
(a)People expenses include salary and related fringe costs, including payroll tax and health and welfare costs, as well as short-term incentive compensation and long-term incentive compensation, primarily in the form of share-based awards.
(b)Marketing and advertising expenses include costs related to digital and print media, social media, website maintenance, consumer experiences, product placement, sponsorships and market research.
(c)Other segment items for HDMC include depreciation, warranty, maintenance and facilities costs, supplies and materials, and other professional services.  These costs are all included in Selling, administrative and engineering expense.

Additional segment information is set forth below as of December 31 (in thousands):

	HDMC	LiveWire	HDFS	Consolidated
2024:
Assets	$3,630,710	$147,960	$8,102,909	$11,881,579
Depreciation and amortization	$141,275	$10,041	$9,357	$160,673
Capital expenditures	$186,639	$8,068	$1,856	$196,563
2023:
Assets	$3,644,016	$266,404	$8,230,134	$12,140,554
Depreciation and amortization	$143,355	$5,832	$8,925	$158,112
Capital expenditures	$188,863	$13,462	$5,079	$207,404
2022:
Assets	$3,254,309	$351,422	$7,886,745	$11,492,476
Depreciation and amortization	$138,875	$4,401	$8,666	$151,942
Capital expenditures	$133,191	$14,081	$4,397	$151,669
Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2024	2023	2022
HDMC revenue(a):
United States	$2,814,482	$3,289,227	$3,253,875
EMEA	584,490	637,492	693,073
Canada	210,526	220,158	216,389
Japan	128,432	200,539	175,292
Australia and New Zealand	119,949	127,352	147,551
Other countries	264,027	369,826	401,492
	$4,121,906	$4,844,594	$4,887,672
LiveWire revenue(a):
United States	21,461	31,483	36,256
International	4,897	6,815	10,577
	$26,358	$38,298	$46,833
HDFS revenue(a):
United States	$1,006,574	$922,758	$794,912
Canada	21,167	18,220	16,276
Europe	6,503	7,343	6,071
Other countries	4,294	5,265	3,366
	$1,038,538	$953,586	$820,625
Long-lived assets(b):
United States	$640,837	$644,620	$611,421
Thailand	113,094	82,197	72,474
Other countries	3,141	4,907	5,991
	116,235	87,104	78,465
	$757,072	$731,724	$689,886
(a)Revenue is attributed to geographic regions based on location of customer.
(b)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes and finance receivables.

19. Supplemental Consolidating Data
The supplemental consolidating data includes separate legal entity data for the Company's financial services entities, including Harley-Davidson Financial Services, Inc. and its subsidiaries, (Financial Services Entities) and all other Harley-Davidson, Inc. entities (Non-Financial Services Entities). The supplemental consolidating data is presented to highlight the separate financial statement impacts of the Company's financial services entities and its non-financial services entities. The income statement information presented below differs from reportable segment income statement information due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data for 2024 is as follows (in thousands):

	Year Ended December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,157,275	$—	$(9,011)	$4,148,264
Financial services	—	1,040,203	(1,665)	1,038,538
	4,157,275	1,040,203	(10,676)	5,186,802
Costs and expenses:
Motorcycles and related products cost of goods sold	3,005,940	—	—	3,005,940
Financial services interest expense	—	371,766	—	371,766
Financial services provision for credit losses	—	247,225	—	247,225
Selling, administrative and engineering expense	976,028	180,137	(10,921)	1,145,244
	3,981,968	799,128	(10,921)	4,770,175
Operating income	175,307	241,075	245	416,627
Other income, net	72,295	—	—	72,295
Investment income	258,964	—	(200,000)	58,964
Interest expense	30,748	—	—	30,748
Income before income taxes	475,818	241,075	(199,755)	517,138
Income tax provision	15,197	56,766	—	71,963
Net income	460,621	184,309	(199,755)	445,175
Less: (income) loss attributable to noncontrolling interests	10,182	—	—	10,182
Net income attributable to Harley-Davidson, Inc.	$470,803	$184,309	$(199,755)	$455,357

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,891,449	$—	$(8,557)	$4,882,892
Financial services	—	955,810	(2,224)	953,586
	4,891,449	955,810	(10,781)	5,836,478
Costs and expenses:
Motorcycles and related products cost of goods sold	3,322,306	—	—	3,322,306
Financial services interest expense	—	332,380	—	332,380
Financial services provision for credit losses	—	227,158	—	227,158
Selling, administrative and engineering expense	1,018,670	167,861	(10,981)	1,175,550
	4,340,976	727,399	(10,981)	5,057,394
Operating income	550,473	228,411	200	779,084
Other income, net	71,808	—	—	71,808
Investment income	246,771	—	(200,000)	46,771
Interest expense	30,787	—	—	30,787
Income before income taxes	838,265	228,411	(199,800)	866,876
Income tax provision	125,356	46,474	—	171,830
Net income	712,909	181,937	(199,800)	695,046
Less: (income) loss attributable to noncontrolling interests	11,540	—	—	11,540
Net income attributable to Harley-Davidson, Inc.	$724,449	$181,937	$(199,800)	$706,586

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,946,005	$—	$(11,500)	$4,934,505
Financial services	—	822,530	(1,905)	820,625
	4,946,005	822,530	(13,405)	5,755,130
Costs and expenses:
Motorcycles and related products cost of goods sold	3,403,728	—	—	3,403,728
Financial services interest expense	—	217,653	—	217,653
Financial services provision for credit losses	—	145,133	—	145,133
Selling, administrative and engineering expense	941,312	151,833	(13,807)	1,079,338
	4,345,040	514,619	(13,807)	4,845,852
Operating income	600,965	307,911	402	909,278
Other income, net	48,652	—	—	48,652
Investment income	204,538	—	(200,000)	4,538
Interest expense	31,235	—	—	31,235
Income before income taxes	822,920	307,911	(199,598)	931,233
Income tax provision	125,820	66,199	—	192,019
Net income	697,100	241,712	(199,598)	739,214
Less: (income) loss attributable to noncontrolling interests	2,194	—	—	2,194
Net income attributable to Harley-Davidson, Inc.	$699,294	$241,712	$(199,598)	$741,408

	Year Ended December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$460,621	$184,309	$(199,755)	$445,175
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,039)	(9,324)	—	(22,363)
Derivative financial instruments	16,621	(2,478)	—	14,143
Pension and postretirement benefit plans	(19,524)	—	—	(19,524)
	(15,942)	(11,802)	—	(27,744)
Comprehensive income	444,679	172,507	(199,755)	417,431
Less: Comprehensive loss attributable to noncontrolling interests	10,182	—	—	10,182
Comprehensive income attributable to Harley-Davidson, Inc.	$454,861	$172,507	$(199,755)	$427,613

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$712,909	$181,937	$(199,800)	$695,046
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,619	1,913	—	11,532
Derivative financial instruments	919	2,920	—	3,839
Pension and postretirement benefit plans	21,596	—	—	21,596
	32,134	4,833	—	36,967
Comprehensive income	745,043	186,770	(199,800)	732,013
Less: Comprehensive loss attributable to noncontrolling interests	11,540	—	—	11,540
Comprehensive income attributable to Harley-Davidson, Inc.	$756,583	$186,770	$(199,800)	$743,553

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$697,100	$241,712	$(199,598)	$739,214
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27,198)	(8,672)	—	(35,870)
Derivative financial instruments	(15,312)	6,877	—	(8,435)
Pension and postretirement benefit plans	(56,705)	—	—	(56,705)
	(99,215)	(1,795)	—	(101,010)
Comprehensive income	597,885	239,917	(199,598)	638,204
Less: Comprehensive loss attributable to noncontrolling interests	2,194	—	—	2,194
Comprehensive income attributable to Harley-Davidson, Inc.	$600,079	$239,917	$(199,598)	$640,398

	December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,105,663	$483,945	$—	$1,589,608
Accounts receivable, net	294,776	65	(60,526)	234,315
Finance receivables, net	—	2,031,496	—	2,031,496
Inventories, net	745,793	—	—	745,793
Restricted cash	—	135,661	—	135,661
Other current assets	273,791	63,608	(77,635)	259,764
	2,420,023	2,714,775	(138,161)	4,996,637
Finance receivables, net	—	5,256,798	—	5,256,798
Property, plant and equipment, net	743,875	13,197	—	757,072
Pension and postretirement assets	440,825	—	—	440,825
Goodwill	61,655	—	—	61,655
Deferred income taxes	88,734	88,109	(1,017)	175,826
Lease assets	60,628	3,225	—	63,853
Other long-term assets	221,694	26,805	(119,586)	128,913
	$4,037,434	$8,102,909	$(258,764)	$11,881,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,314	$83,930	$(60,526)	$298,718
Accrued liabilities	515,830	155,437	(77,307)	593,960
Short-term deposits, net	—	173,099	—	173,099
Short-term debt	—	640,204	—	640,204
Current portion of long-term debt, net	449,831	1,401,682	—	1,851,513
	1,240,975	2,454,352	(137,833)	3,557,494
Long-term deposits, net	—	377,487	—	377,487
Long-term debt, net	296,969	4,171,696	—	4,468,665
Lease liabilities	44,520	2,900	—	47,420
Pension and postretirement liabilities	53,874	—	—	53,874
Deferred income taxes	15,765	1,124	—	16,889
Other long-term liabilities	139,373	60,123	1,754	201,250
Commitments and contingencies (Note 15)
Shareholders’ equity	2,245,958	1,035,227	(122,685)	3,158,500
	$4,037,434	$8,102,909	$(258,764)	$11,881,579

	December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,127,400	$406,406	$—	$1,533,806
Accounts receivable, net	415,004	32	(147,836)	267,200
Finance receivables, net	—	2,113,729	—	2,113,729
Inventories, net	929,951	—	—	929,951
Restricted cash	—	104,642	—	104,642
Other current assets	148,006	73,976	(7,581)	214,401
	2,620,361	2,698,785	(155,417)	5,163,729
Finance receivables, net	—	5,384,536	—	5,384,536
Property, plant and equipment, net	710,982	20,742	—	731,724
Pension and postretirement assets	413,107	—	—	413,107
Goodwill	62,696	—	—	62,696
Deferred income taxes	79,151	83,379	(1,346)	161,184
Lease assets	66,166	3,484	—	69,650
Other long-term assets	228,261	39,208	(113,541)	153,928
	$4,180,724	$8,230,134	$(270,304)	$12,140,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,798	$173,200	$(147,836)	$349,162
Accrued liabilities	509,725	144,622	(7,488)	646,859
Short-term deposits, net	—	253,309	—	253,309
Short-term debt	—	878,935	—	878,935
Current portion of long-term debt, net	—	1,255,999	—	1,255,999
	833,523	2,706,065	(155,324)	3,384,264
Long-term deposits, net	—	194,473	—	194,473
Long-term debt, net	746,077	4,244,509	—	4,990,586
Lease liabilities	48,433	3,415	—	51,848
Pension and postretirement liabilities	59,772	—	—	59,772
Deferred income taxes	30,266	3,248	—	33,514
Other long-term liabilities	150,171	21,725	1,906	173,802
Commitments and contingencies (Note 15)
Shareholders’ equity	2,312,482	1,056,699	(116,886)	3,252,295
	$4,180,724	$8,230,134	$(270,304)	$12,140,554

	Year Ended December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$460,621	$184,309	$(199,755)	$445,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,316	9,357	—	160,673
Amortization of deferred loan origination costs	—	70,745	—	70,745
Amortization of financing origination fees	721	13,242	—	13,963
Provision for long-term employee benefits	(54,008)	—	—	(54,008)
Employee benefit plan contributions and payments	(5,078)	—	—	(5,078)
Stock compensation expense	46,960	2,045	—	49,005
Net change in wholesale finance receivables related to sales	—	—	46,884	46,884
Provision for credit losses	—	247,225	—	247,225
Deferred income taxes	(21,136)	(4,811)	(329)	(26,276)
Other, net	17,289	25	(244)	17,070
Changes in current assets and liabilities:
Accounts receivable, net	107,088	—	(87,310)	19,778
Finance receivables - accrued interest and other	—	36	—	36
Inventories, net	164,609	—	—	164,609
Accounts payable and accrued liabilities	(27,273)	(73,795)	45,632	(55,436)
Other current assets	(110,404)	9,818	70,054	(30,532)
	270,084	273,887	74,687	618,658
Net cash provided by operating activities	730,705	458,196	(125,068)	1,063,833
Cash flows from investing activities:
Capital expenditures	(194,707)	(1,856)	—	(196,563)
Origination of finance receivables	—	(6,464,892)	2,825,613	(3,639,279)
Collections on finance receivables	—	6,340,885	(2,900,545)	3,440,340
Other investing activities	8,172	—	4,000	12,172
Net cash used by investing activities	(186,535)	(125,863)	(70,932)	(383,330)

	Year Ended December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,856	—	495,856
Repayments of medium-term notes	—	(660,780)	—	(660,780)
Proceeds from securitization debt	—	1,145,211	—	1,145,211
Repayments of securitization debt	—	(1,078,248)	—	(1,078,248)
Borrowings of asset-backed commercial paper	—	469,986	—	469,986
Repayments of asset-backed commercial paper	—	(258,077)	—	(258,077)
Net decrease in unsecured commercial paper	—	(237,340)	—	(237,340)
Net increase in deposits	—	102,119	—	102,119
Dividends paid	(91,224)	(200,000)	200,000	(91,224)
Repurchase of common stock	(459,829)	—	—	(459,829)
Other financing activities	11	4,000	(4,000)	11
Net cash used by financing activities	(551,042)	(217,273)	196,000	(572,315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,865)	(1,280)	—	(16,145)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(21,737)	$113,780	$—	$92,043
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,127,400	$521,411	$—	$1,648,811
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,737)	113,780	—	92,043
Cash, cash equivalents and restricted cash, end of period	$1,105,663	$635,191	$—	$1,740,854

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$712,909	$181,937	$(199,800)	$695,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,187	8,925	—	158,112
Amortization of deferred loan origination costs	—	85,018	—	85,018
Amortization of financing origination fees	709	12,499	—	13,208
Provision for long-term employee benefits	(67,624)	—	—	(67,624)
Employee benefit plan contributions and payments	(5,736)	—	—	(5,736)
Stock compensation expense	79,311	3,590	—	82,901
Net change in wholesale finance receivables related to sales	—	—	(387,743)	(387,743)
Provision for credit losses	—	227,158	—	227,158
Deferred income taxes	(26,720)	(3,663)	324	(30,059)
Other, net	(18,480)	(21,033)	(200)	(39,713)
Changes in current assets and liabilities:
Accounts receivable, net	(42,312)	—	30,869	(11,443)
Finance receivables - accrued interest and other	—	(339)	—	(339)
Inventories, net	21,257	—	—	21,257
Accounts payable and accrued liabilities	(21,957)	67,635	(17,108)	28,570
Other current assets	(11,283)	(5,482)	3,039	(13,726)
	56,352	374,308	(370,819)	59,841
Net cash provided by operating activities	769,261	556,245	(570,619)	754,887
Cash flows from investing activities:
Capital expenditures	(202,325)	(5,079)	—	(207,404)
Origination of finance receivables	—	(7,284,431)	3,410,889	(3,873,542)
Collections on finance receivables	—	6,611,092	(3,040,270)	3,570,822
Other investing activities	(4,680)	—	2,500	(2,180)
Net cash used by investing activities	(207,005)	(678,418)	373,119	(512,304)

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,446,304	—	1,446,304
Repayments of medium-term notes	—	(1,056,680)	—	(1,056,680)
Proceeds from securitization debt	—	1,045,547	—	1,045,547
Repayments of securitization debt	—	(1,193,526)	—	(1,193,526)
Borrowings of asset-backed commercial paper	—	42,429	—	42,429
Repayments of asset-backed commercial paper	—	(237,370)	—	(237,370)
Net increase in unsecured commercial paper	—	107,146	—	107,146
Net increase in deposits	—	129,855	—	129,855
Dividends paid	(96,310)	(200,000)	200,000	(96,310)
Repurchase of common stock	(363,987)	—	—	(363,987)
Other financing activities	1,946	2,500	(2,500)	1,946
Net cash (used) provided by financing activities	(458,351)	86,205	197,500	(174,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,697	—	—	1,697
Net increase (decrease) in cash, cash equivalents and restricted cash	$105,602	$(35,968)	$—	$69,634
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net increase (decrease) in cash, cash equivalents and restricted cash	105,602	(35,968)	—	69,634
Cash, cash equivalents and restricted cash, end of period	$1,127,400	$521,411	$—	$1,648,811

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$697,100	$241,712	$(199,598)	$739,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,276	8,666	—	151,942
Amortization of deferred loan origination costs	—	94,914	—	94,914
Amortization of financing origination fees	700	14,405	—	15,105
Provision for long-term employee benefits	(21,891)	—	—	(21,891)
Employee benefit plan contributions and payments	(14,320)	—	—	(14,320)
Stock compensation expense	50,954	3,399	—	54,353
Net change in wholesale finance receivables related to sales	—	—	(198,623)	(198,623)
Provision for credit losses	—	145,133	—	145,133
Deferred income taxes	(11,988)	(3,925)	(23)	(15,936)
Other, net	(5,745)	(6,880)	(402)	(13,027)
Changes in current assets and liabilities:
Accounts receivable, net	(96,826)	—	14,441	(82,385)
Finance receivables - accrued interest and other	—	414	—	414
Inventories, net	(254,170)	—	—	(254,170)
Accounts payable and accrued liabilities	(6,840)	27,069	(15,726)	4,503
Other current assets	(54,516)	(3,559)	1,310	(56,765)
	(271,366)	279,636	(199,023)	(190,753)
Net cash provided by operating activities	425,734	521,348	(398,621)	548,461
Cash flows from investing activities:
Capital expenditures	(147,272)	(4,397)	—	(151,669)
Origination of finance receivables	—	(7,960,123)	3,401,289	(4,558,834)
Collections on finance receivables	—	7,137,669	(3,202,668)	3,935,001
Other investing activities	2,491	—	—	2,491
Net cash used by investing activities	(144,781)	(826,851)	198,621	(773,011)

	Year Ended December 31, 2022
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,785	—	495,785
Repayments of medium-term notes	—	(950,000)	—	(950,000)
Proceeds from securitization debt	—	1,826,891	—	1,826,891
Repayments of securitization debt	—	(1,442,860)	—	(1,442,860)
Borrowings of asset-backed commercial paper	—	448,255	—	448,255
Repayments of asset-backed commercial paper	—	(302,922)	—	(302,922)
Net increase in unsecured commercial paper	—	16,003	—	16,003
Net increase in deposits	—	26,605	—	26,605
Dividends paid	(93,180)	(200,000)	200,000	(93,180)
Repurchase of common stock	(338,627)	—	—	(338,627)
Cash received from business combination	114,068	—	—	114,068
Other financing activities	(1,985)	—	—	(1,985)
Net cash (used) provided by financing activities	(319,724)	(82,243)	200,000	(201,967)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,636)	(1,889)	—	(19,525)
Net decrease in cash, cash equivalents and restricted cash	$(56,407)	$(389,635)	$—	$(446,042)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,078,205	$947,014	$—	$2,025,219
Net decrease in cash, cash equivalents and restricted cash	(56,407)	(389,635)	—	(446,042)
Cash, cash equivalents and restricted cash, end of period	$1,021,798	$557,379	$—	$1,579,177

20. Subsequent Event
In February 2025, the Company transferred $179.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $155.0 million of debt to the U.S. Conduit Facilities.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer and President, Commercial, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer and President, Commercial have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer and President, Commercial, as appropriate, to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm – The attestation report required under this Item 9A is contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2025 annual meeting of shareholders (the Proxy Statement) under the captions Questions and Answers about the Company – Who are our executive officers for SEC purposes?, Board Matters and Corporate Governance – Audit and Finance Committee, Proposal 1: Election of

Directors, Audit and Finance Committee Report, and Board Matters and Corporate Governance – Independence of Directors is incorporated by reference herein.
The information on beneficial ownership reporting compliance will be contained under the caption Section 16(A) Beneficial Ownership Reporting - Delinquent Section 16(A) Reports in our 2025 proxy statement and is incorporated herein by reference.
The Company has adopted the Harley-Davidson, Inc. Financial Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing similar finance functions. The Company has posted a copy of the Harley-Davidson, Inc. Financial Code of Ethics on the Company’s website at http://investor.harley-davidson.com/. The Company intends to satisfy the disclosure requirements under Item 5.05 of the Securities and Exchange Commission’s Current Report on Form 8-K regarding amendments to, or waivers from, the Harley-Davidson, Inc. Financial Code of Ethics by posting such information on its website at www.harley-davidson.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by the Company and its directors, officers, employees, and other designated individuals, which is designed to promote compliance with all applicable insider trading laws, rules and regulations and NYSE listing standards. A copy of this policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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
The following table provides information about the Company’s equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan approved by shareholders:
Management employees	528,173	$38.06	3,722,017
Plan not approved by shareholders:
Non-employee Board of Directors	—	$—	47,472
	528,173		3,769,489
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
Item 16. Form 10-K Summary
None.

HARLEY-DAVIDSON, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$2,082	$2,887	$2,440
Provision charged to expense	1,548	46	679
Reserve adjustments	(96)	54	(89)
Write-offs, net of recoveries	(180)	(905)	(143)
Balance, end of period	$3,354	$2,082	$2,887
Finance receivables - Allowance for credit losses
Balance, beginning of period	$381,966	$358,711	$339,379
Provision for credit losses	247,225	227,158	145,133
Charge-offs, net of recoveries	(228,008)	(203,903)	(125,801)
Balance, end of period	$401,183	$381,966	$358,711
Inventories - Allowance for obsolescence(a)
Balance, beginning of period	$110,246	$84,587	$62,969
Provision charged to expense	19,138	45,093	29,060
Reserve adjustments	(608)	519	(366)
Write-offs, net of recoveries	(44,148)	(19,953)	(7,076)
Balance, end of period	$84,628	$110,246	$84,587
Deferred tax assets - Valuation allowance
Balance, beginning of period	$48,516	$40,878	$33,596
Adjustments	10,797	7,638	7,282
Balance, end of period	$59,313	$48,516	$40,878

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

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2021 (File No. 1-9183))
3.1	Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through May 28, 2020 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 (File No. 1-9183))
3.2	Amended and Restated By-Laws of Harley-Davidson, Inc., effective as of February 4, 2022 (incorporated herein by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-k dated February 8, 2022 (File No. 1-9183))
4.1	5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.2	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.3	Officers' Certificate, dated February 9, 2018, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2023 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 1-9183))
4.4	Fiscal Agency Agreement, dated November 19, 2019, relating to the 0.9% Medium Term Notes due November 2024, among certain subsidiaries of the Company, The Bank of New York Mellon Trust Company, N.A. and The Bank of New York Mellon, London Branch (incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.5	Fiscal Agency Agreement, dated May 19, 2020, relating to the 3.875% Medium Term Notes due May 2023, among certain subsidiaries of the Company, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Luxembourg Branch (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.6	Officers' Certificate, dated June 8, 2020, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.7	Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dated July 28, 2015 (File No. 1-9183))
4.8	Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))
4.9	Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))
4.10	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.11
Officers' Certificate, dated February 14, 2022, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 3.050% Medium-Term Notes due 2027 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 9183))

4.12
Second Amended and Restated 5-Year Credit Agreement, dated as of April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
4.13
Second Amended and 7-Year Restated Credit Agreement, dated as of April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 7-year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 1-9183))

4.14
Officers' Certificate, dated March 10, 2023, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 6.50% Medium-Term Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-9183))

4.15
Officers' Certificate, dated April 3, 2023, pursuant to a fiscal agency agreement dated April 5, 2023, with the form of 5.125% Guaranteed Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-9183))

4.16
Third Amended and Restated 5-Year Credit Agreement, dated as of April 12, 2024, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JP Morgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the Second Amended and Restated 5-Year Credit Agreement, dated April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JP Morgan Chase Bank, N.A., as among other things, global administrating agent (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-09183))

4.17
Third Amended and Restated 7-Year Credit Agreement, dated as of April 12, 2024, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JP Morgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the Second Amended and Restated 7-Year Credit Agreement, dated April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JP Morgan Chase Bank, N.A., as among other things, global administrating agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-09183))

4.18
Officers' Certificate, dated June 11, 2024, pursuant to Sections 2.02 and 3.01 of the Indenture, dated December 18, 2020, with the form of 5.950% Medium-Term Notes due 2029 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-09183))

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
10.10*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2024

10.11*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2024

10.12*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2025

10.13*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2025

10.14*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2025

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
10.17*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2024 (incorporated herein by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-09183))

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
10.22*
Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective May 19, 2023 (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-09183))

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
10.41*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023 (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-9183))

10.42*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023 (incorporated herein by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-09183))

10.43*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023 (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.44	Form of Investment Agreements (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-262573) filed on February 7, 2022).
10.45	Registration Rights Agreement, dated as of September 26, 2022 by and among LiveWire EV, LLC and the holders party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.46#	Separation Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.47	Tax Matters Agreement, dated as of September 26, 2022, by and among LiveWire Group, Inc. and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.48#	Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson Motor Company Group, LLC. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.49#	Transition Services Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC. and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.50#	Master Services Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.51#	Intellectual Property License Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.52#	Trademark License Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.53#	Joint Development Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.54*	Employee Matters Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed September 26, 2022 (File No. 1-9183))
10.55	Investor Support Agreement, dated as of December 12, 2021, by and among AEA-Bridges Sponsor LLC, LiveWire EV, LLC, LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), Harley-Davidson, Inc., John Garcia, John Replogle, and George Serafeim (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-262573), filed on May 20, 2022).
19	Harley-Davidson, Inc. Insider Trading Policy
21	Harley-Davidson, Inc. Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
97	Financial Statement Compensation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

HARLEY-DAVIDSON, INC.
By:	/s/ Jochen Zeitz
Jochen Zeitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025.

Name	Title

/s/ Jochen Zeitz	Chairman, President and Chief Executive Officer
Jochen Zeitz	(Principal executive officer)

/s/ Jonathan R. Root	Chief Financial Officer and President, Commercial
Jonathan R. Root	(Principal financial officer)

/s/ Mark R. Kornetzke	Chief Accounting Officer
Mark R. Kornetzke	(Principal accounting officer)

/s/ Troy Alstead	Director
Troy Alstead

/s/ Jared D. Dourdeville	Director
Jared D. Dourdeville

/s/ James Duncan Farley, Jr.	Director
James Duncan Farley, Jr.

/s/ Allan Golston	Director
Allan Golston

/s/ Sara Levinson	Director
Sara Levinson

/s/ Norman Thomas Linebarger	Presiding Director
Norman Thomas Linebarger

/s/ Rafeh Masood	Director
Rafeh Masood

/s/ Maryrose Sylvester	Director
Maryrose Sylvester