Form 10-Q
period 2025-03-31
HARLEY-DAVIDSON, INC.
filed 2025-05-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 121,487,659 shares of common stock as of April 29, 2025.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Revenue:
Motorcycles and related products	$1,084,248	$1,480,810
Financial services	244,961	248,797
	1,329,209	1,729,607
Costs and expenses:
Motorcycles and related products cost of goods sold	770,785	1,023,681
Financial services interest expense	88,934	88,739
Financial services provision for credit losses	53,334	61,010
Selling, administrative and engineering expense	255,657	293,098
	1,168,710	1,466,528
Operating income	160,499	263,079
Other income, net	16,273	20,564
Investment income	8,941	14,404
Interest expense	7,686	7,679
Income before income taxes	178,027	290,368
Income tax provision	47,230	58,135
Net income	130,797	232,233
Less: Loss attributable to noncontrolling interests	2,307	2,708
Net income attributable to Harley-Davidson, Inc.	$133,104	$234,941
Earnings per share:
Basic	$1.07	$1.73
Diluted	$1.07	$1.72
Cash dividends per share	$0.1800	$0.1725
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Net income	$130,797	$232,233
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	7,365	(31,294)
Derivative financial instruments	(12,065)	4,521
Pension and postretirement benefit plans	(777)	(823)
	(5,477)	(27,596)
Comprehensive income	125,320	204,637
Less: Comprehensive loss attributable to noncontrolling interests	2,307	2,708
Comprehensive income attributable to Harley-Davidson, Inc.	$127,627	$207,345
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2025	December 31, 2024	March 31, 2024
ASSETS
Cash and cash equivalents	$1,931,175	$1,589,608	$1,464,614
Accounts receivable, net	313,334	234,315	305,991
Finance receivables, net of allowance of $72,565, $72,244, and $66,302	2,286,672	2,031,496	2,523,250
Inventories, net	712,312	745,793	779,575
Restricted cash	150,132	135,661	129,745
Other current assets	253,687	259,764	182,730
Current assets	5,647,312	4,996,637	5,385,905
Finance receivables, net of allowance of $320,613, $328,939, and $314,059	5,112,935	5,256,798	5,382,772
Property, plant and equipment, net	750,619	757,072	718,683
Pension and postretirement assets	454,359	440,825	426,817
Goodwill	62,347	61,655	62,286
Deferred income taxes	159,040	175,826	154,082
Lease assets	63,405	63,853	66,005
Other long-term assets	132,364	128,913	138,370
	$12,382,381	$11,881,579	$12,334,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$443,129	$298,718	$397,506
Accrued liabilities	662,673	593,960	632,814
Short-term deposits, net	178,376	173,099	240,445
Short-term debt	498,500	640,204	938,719
Current portion of long-term debt, net	1,839,100	1,851,513	1,281,840
Current liabilities	3,621,778	3,557,494	3,491,324
Long-term deposits, net	334,954	377,487	200,723
Long-term debt, net	4,963,261	4,468,665	4,988,891
Lease liabilities	47,967	47,420	48,389
Pension and postretirement liabilities	53,104	53,874	59,226
Deferred income taxes	17,015	16,889	33,509
Other long-term liabilities	170,612	201,250	176,772
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,726	1,720	1,720
Additional paid-in-capital	1,797,814	1,792,523	1,763,000
Retained earnings	3,575,241	3,465,058	3,311,481
Accumulated other comprehensive loss	(338,183)	(332,706)	(332,558)
Treasury stock, at cost	(1,854,419)	(1,760,548)	(1,405,922)
Total Harley-Davidson, Inc. shareholders' equity	3,182,179	3,166,047	3,337,721
Noncontrolling interest	(8,489)	(7,547)	(1,635)
Total equity	3,173,690	3,158,500	3,336,086
	$12,382,381	$11,881,579	$12,334,920

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2025	December 31, 2024	March 31, 2024
Balances held by consolidated variable interest entities (Note 10):
Finance receivables, net - current	$588,679	$618,231	$539,610
Other assets	$7,152	$7,364	$8,270
Finance receivables, net - non-current	$1,979,564	$2,174,160	$1,946,145
Restricted cash - current and non-current	$159,301	$146,511	$136,818
Current portion of long-term debt, net	$672,202	$683,272	$613,083
Long-term debt, net	$1,517,803	$1,698,712	$1,534,064
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities (Note 6)	$141,534	$103,997
Cash flows from investing activities:
Capital expenditures	(29,973)	(46,356)
Origination of finance receivables	(736,801)	(907,769)
Collections on finance receivables	827,998	841,914
Other investing activities	171	(289)
Net cash provided (used) by investing activities	61,395	(112,500)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	647,088	—
Repayments of securitization debt	(292,671)	(234,178)
Borrowings of asset-backed commercial paper	155,000	334,561
Repayments of asset-backed commercial paper	(65,004)	(46,154)
Net (decrease) increase in unsecured commercial paper	(140,778)	58,794
Net decrease in deposits	(37,439)	(6,758)
Dividends paid	(22,921)	(24,385)
Repurchase of common stock	(93,095)	(107,812)
Other financing activities	5	7
Net cash provided (used) by financing activities	150,185	(25,925)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,299	(7,020)
Net increase (decrease) in cash, cash equivalents and restricted cash	$356,413	$(41,448)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,740,854	$1,648,811
Net increase (decrease) in cash, cash equivalents and restricted cash	356,413	(41,448)
Cash, cash equivalents and restricted cash, end of period	$2,097,267	$1,607,363

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,931,175	$1,464,614
Restricted cash	150,132	129,745
Restricted cash included in Other long-term assets	15,960	13,004
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,097,267	$1,607,363
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2024	171,982,732	$1,720	$1,792,523	$3,465,058	$(332,706)	$(1,760,548)	$3,166,047	$(7,547)	$3,158,500
Net income (loss)	—	—	—	133,104	—	—	133,104	(2,307)	$130,797
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,477)	—	(5,477)	—	$(5,477)
Dividends ($0.1800 per share)	—	—	—	(22,921)	—	—	(22,921)	—	$(22,921)
Repurchase of common stock	—	—	—	—	—	(93,871)	(93,871)	—	$(93,871)
Share-based compensation	576,785	6	5,291	—	—	—	5,297	1,365	$6,662
Balance, March 31, 2025	172,559,517	1,726	1,797,814	3,575,241	(338,183)	(1,854,419)	3,182,179	(8,489)	3,173,690

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2023	171,218,640	$1,712	$1,752,435	$3,100,925	$(304,962)	$(1,297,302)	$3,252,808	$(513)	$3,252,295
Net income (loss)	—	—	—	234,941	—	—	234,941	(2,708)	$232,233
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(27,596)	—	(27,596)	—	$(27,596)
Dividends ($0.1725 per share)	—	—	—	(24,385)	—	—	(24,385)	—	$(24,385)
Repurchase of common stock	—	—	—	—	—	(108,620)	(108,620)	—	$(108,620)
Share-based compensation	745,160	8	10,565	—	—	—	10,573	1,586	$12,159
Balance, March 31, 2024	171,963,800	1,720	1,763,000	3,311,481	(332,558)	(1,405,922)	3,337,721	(1,635)	3,336,086
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $9.4 million and $(2.9) million for the three month periods ended March 31, 2025 and March 31, 2024, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of March 31, 2025 and March 31, 2024, the Consolidated statements of operations for the three month periods then ended, the Consolidated statements of comprehensive income for the three month periods then ended, the Consolidated statements of cash flows for the three month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods ended March 31, 2025 and March 31, 2024.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
2. New Accounting Standards
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. The adoption of ASU 2023-07 is reflected in Note 16 of the Company's consolidated financial statement disclosures.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
HDMC:
Motorcycles	$863,863	$1,221,540
Parts and accessories	143,433	166,193
Apparel	57,322	64,112
Licensing	3,058	8,930
Other	13,829	15,331
	1,081,505	1,476,106
LiveWire	2,743	4,704
Motorcycles and related products revenue	1,084,248	1,480,810

HDFS:
Interest income	209,469	211,335
Other	35,492	37,462
Financial services revenue	244,961	248,797
	$1,329,209	$1,729,607
The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract which generally relate to the sale of memberships, loyalty points earned under membership programs and certain licensing and insurance-related contracts. Contract liabilities are recognized as revenue as the Company performs under the contract. Contract liabilities, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows (in thousands):

	March 31, 2025	March 31, 2024
Balance, beginning of period	$56,753	$47,091
Balance, end of period	$67,145	$47,382
Previously recorded contract liabilities recognized as revenue in the three months ended March 31, 2025 and March 31, 2024 were $8.4 million and $7.3 million, respectively. The Company expects to recognize approximately $26.6 million of the remaining unearned revenue over the next 12 months and $40.5 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2025 was 26.5% compared to 20.0% for the three months ended March 31, 2024. The increase in the effective income tax rate for the three months ended March 31, 2025 was attributable to discrete income tax adjustments related to the realizability of future tax benefits.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2025	March 31, 2024
Net income attributable to Harley-Davidson, Inc.	$133,104	$234,941

Basic weighted-average shares outstanding	123,947	136,109
Effect of dilutive securities – employee stock compensation plan	777	812
Diluted weighted-average shares outstanding	124,724	136,921
Net earnings per share:
Basic	$1.07	$1.73
Diluted	$1.07	$1.72
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 2.4 million and 1.7 million shares for the three months ended March 31, 2025 and March 31, 2024, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Mutual funds	$30,496	$32,070	$36,484
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

	March 31, 2025	December 31, 2024	March 31, 2024
Raw materials and work in process	$318,169	$353,819	$341,884
Motorcycle finished goods	407,231	411,442	422,504
Parts and accessories and apparel	118,805	110,591	144,157
Inventory at lower of FIFO cost or net realizable value	844,205	875,852	908,545
Excess of FIFO over LIFO cost	(131,893)	(130,059)	(128,970)
	$712,312	$745,793	$779,575
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $513.3 million, $550.6 million, and $441.2 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Future maturities of the Company's certificates of deposit as of March 31, 2025 were as follows (in thousands):

2025	96,460
2026	254,989
2027	124,263
2028	13,500
2029	15,200
Thereafter	10,000
Future maturities	514,412
Unamortized fees	(1,082)
$513,330
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$130,797	$232,233
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	41,704	41,504
Amortization of deferred loan origination costs	15,856	18,282
Amortization of financing origination fees	3,269	3,358
Income related to long-term employee benefits	(13,763)	(13,933)
Employee benefit plan contributions and payments	(1,556)	(1,399)
Stock compensation expense	6,815	16,212
Net change in wholesale finance receivables related to sales	(270,851)	(435,047)
Provision for credit losses	53,334	61,010
Deferred income taxes	18,573	5,399
Other, net	2,808	1,769
Changes in current assets and liabilities:
Accounts receivable, net	(72,586)	(47,119)
Finance receivables – accrued interest and other	(3,496)	1,213
Inventories, net	42,217	131,529
Accounts payable and accrued liabilities	203,281	53,233
Other current assets	(14,868)	35,753
	10,737	(128,236)
Net cash provided by operating activities	$141,534	$103,997
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
Finance receivables, net were as follows (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Retail finance receivables	$6,514,733	$6,681,106	$6,799,510
Wholesale finance receivables	1,278,052	1,008,371	1,486,873
	7,792,785	7,689,477	8,286,383
Allowance for credit losses	(393,178)	(401,183)	(380,361)
	$7,399,607	$7,288,294	$7,906,022
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the first quarter of 2025, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels, muted consumer confidence, and risk of a recession.
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
Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended March 31, 2025
	Retail	Wholesale	Total
Balance, beginning of period	$378,373	$22,810	$401,183
Provision for credit losses	50,801	2,533	53,334
Charge-offs	(77,534)	(641)	(78,175)
Recoveries	16,836	—	16,836
Balance, end of period	$368,476	$24,702	$393,178
	Three months ended March 31, 2024
	Retail	Wholesale	Total
Balance, beginning of period	$367,037	$14,929	$381,966
Provision for credit losses	60,989	21	61,010
Charge-offs	(81,368)	—	(81,368)
Recoveries	18,753	—	18,753
Balance, end of period	$365,411	$14,950	$380,361
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

The amortized cost along with period gross charge-offs of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	March 31, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$246,251	$930,951	$619,801	$390,933	$173,826	$72,153	$2,433,915
Prime	237,047	959,136	746,249	588,551	316,903	179,922	3,027,808
Sub-prime	83,027	290,920	201,277	159,669	104,683	86,365	925,941
	566,325	2,181,007	1,567,327	1,139,153	595,412	338,440	6,387,664
Canadian Retail:
Super prime	8,019	32,371	25,930	15,301	6,824	3,038	91,483
Prime	2,247	8,365	7,693	6,000	3,582	2,917	30,804
Sub-prime	334	1,578	1,081	807	370	612	4,782
	10,600	42,314	34,704	22,108	10,776	6,567	127,069
	$576,925	$2,223,321	$1,602,031	$1,161,261	$606,188	$345,007	$6,514,733
Gross charge-offs for the three months ended March 31, 2025:
U.S. Retail	$—	$18,323	$22,716	$18,667	$9,775	$6,425	$75,906
Canadian Retail	—	419	491	365	159	194	1,628
	$—	$18,742	$23,207	$19,032	$9,934	$6,619	$77,534

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$1,040,491	$694,941	$449,697	$206,974	$67,668	$28,606	$2,488,377
Prime	1,042,910	821,719	659,000	363,507	141,495	82,771	3,111,402
Sub-prime	318,689	224,656	180,048	119,457	58,297	47,624	948,771
	2,402,090	1,741,316	1,288,745	689,938	267,460	159,001	6,548,550
Canadian Retail:
Super prime	36,011	29,098	17,468	8,330	3,179	1,096	95,182
Prime	9,111	8,687	6,724	4,033	2,212	1,524	32,291
Sub-prime	1,701	1,229	972	435	462	284	5,083
	46,823	39,014	25,164	12,798	5,853	2,904	132,556
	$2,448,913	$1,780,330	$1,313,909	$702,736	$273,313	$161,905	$6,681,106
Gross charge-offs for the year ended December 31, 2024:
U.S. Retail	$18,322	$92,489	$90,023	$47,678	$19,628	$17,143	$285,283
Canadian Retail	241	1,474	1,398	755	391	464	4,723
	$18,563	$93,963	$91,421	$48,433	$20,019	$17,607	$290,006

	March 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$311,848	$963,226	$651,375	$328,904	$126,727	$73,138	$2,455,218
Prime	294,135	1,087,821	900,078	522,250	226,247	173,807	3,204,338
Sub-prime	87,446	305,352	246,904	168,542	88,980	88,826	986,050
	693,429	2,356,399	1,798,357	1,019,696	441,954	335,771	6,645,606
Canadian Retail:
Super prime	11,736	43,504	27,785	15,068	7,456	4,063	109,612
Prime	2,566	12,375	10,180	6,336	3,779	3,526	38,762
Sub-prime	456	1,760	1,355	601	744	614	5,530
	14,758	57,639	39,320	22,005	11,979	8,203	153,904
	$708,187	$2,414,038	$1,837,677	$1,041,701	$453,933	$343,974	$6,799,510
Gross charge-offs for the three months ended March 31, 2024:
U.S. Retail	$—	$21,760	$28,748	$16,286	$7,111	$6,363	$80,268
Canadian Retail	—	245	335	212	145	163	1,100
	$—	$22,005	$29,083	$16,498	$7,256	$6,526	$81,368
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	March 31, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
Non-Performing	$2,208	$3,698	$643	$—	$—	$—	$6,549
Doubtful	13,553	19,970	3,765	107	—	8,357	45,752
Substandard	5,038	6,560	1,683	—	—	—	13,281
Special Mention	2,494	2,016	297	—	—	—	4,807
Medium Risk	2,335	1,375	131	—	—	—	3,841
Low Risk	664,472	445,883	50,616	38,095	1,547	3,209	1,203,822
	$690,100	$479,502	$57,135	$38,202	$1,547	$11,566	$1,278,052
Gross charge-offs for the three months ended March 31, 2025:
Wholesale	$1	$506	$134	$—	$—	$—	$641

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$6,430	$4,702	$129	$—	$—	$2	$11,263
Doubtful	25,827	3,869	139	—	—	8,196	38,031
Substandard	14,470	2,928	—	—	—	—	17,398
Special Mention	3,162	362	19	—	—	—	3,543
Medium Risk	1,471	271	—	—	—	—	1,742
Low Risk	808,771	83,611	38,815	1,702	3,358	137	936,394
	$860,131	$95,743	$39,102	$1,702	$3,358	$8,335	$1,008,371
Gross charge-offs for the year ended December 31, 2024:
Wholesale	$709	$710	$42	$—	$—	$1	$1,462

	March 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	1,612	1,783	216	—	—	10	3,621
Substandard	10,570	10,989	436	—	—	8	22,003
Special Mention	2,332	1,954	183	—	—	317	4,786
Medium Risk	1,051	938	—	—	—	—	1,989
Low Risk	861,075	521,155	54,703	4,110	4,646	8,785	1,454,474
	$876,640	$536,819	$55,538	$4,110	$4,646	$9,120	$1,486,873
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against HDFS interest income when the account is charged-off. The Company reversed $9.4 million and $9.5 million of accrued interest against HDFS interest income during the three months ended March 31, 2025 and March 31, 2024, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of March 31, 2025, December 31, 2024, and March 31, 2024, all retail finance receivables were accounted for as interest-earning receivables.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against HDFS interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. The Company reversed $0.1 million of accrued interest related to the charge-off of Non-Performing dealer loans during the three months ended March 31, 2025. There were no charged-off accounts for the three months ended March 31, 2024 and as such, the Company did not reverse any wholesale accrued interest during that period. At March 31, 2025 and December 31, 2024, $0.6 million and $0.5 million of wholesale finance receivables were over 90 days or more past due and on non-accrual status, respectively. There were no dealers on non-accrual status at March 31, 2024.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2025	March 31, 2025	Recognized
Wholesale:
No related allowance recorded	$7,510	$6,549	$37
Related allowance recorded	3,753	—	—
	$11,263	$6,549	$37
The aging analysis of the Company's finance receivables was as follows (in thousands):

	March 31, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,266,363	$138,090	$52,813	$57,467	$248,370	$6,514,733
Wholesale finance receivables	1,268,943	5,273	1,475	2,361	9,109	1,278,052
	$7,535,306	$143,363	$54,288	$59,828	$257,479	$7,792,785

	December 31, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,368,447	$178,752	$69,257	$64,650	$312,659	$6,681,106
Wholesale finance receivables	1,002,584	3,463	718	1,606	5,787	1,008,371
	$7,371,031	$182,215	$69,975	$66,256	$318,446	$7,689,477

	March 31, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total
Retail finance receivables	$6,569,714	$131,720	$47,672	$50,404	$229,796	$6,799,510
Wholesale finance receivables	1,486,224	240	219	190	649	1,486,873
	$8,055,938	$131,960	$47,891	$50,594	$230,445	$8,286,383
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of March 31, 2025, December 31, 2024, and March 31, 2024. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.

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

The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	March 31, 2025			December 31, 2024			March 31, 2024
	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)
Foreign currency contracts	$426,635	$6,456	$3,824	$455,322	$19,778	$148	$507,835	$8,965	$1,406
Commodity contracts	668	134	3	663	59	—	570	—	85
Cross-currency swaps	1,416,994	1,101	5,713	759,780	—	34,709	1,420,560	—	26,524
	$1,844,297	$7,691	$9,540	$1,215,765	$19,837	$34,857	$1,928,965	$8,965	$28,015

	Derivative Financial Instruments Not Designated as Hedging Instruments
	March 31, 2025			December 31, 2024			March 31, 2024
	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities
Commodity contracts	$3,404	$—	$104	$3,489	$—	$163	$4,361	$24	$89
Interest rate caps	201,253	1	—	272,997	2	—	521,765	327	—
	$204,657	$1	$104	$276,486	$2	$163	$526,126	$351	$89
(a)Includes $5.7 million, $34.7 million, and $5.9 million of cross-currency swaps recorded in Other long-term liabilities as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively, with all remaining amounts recorded in Accrued liabilities.
(b)Includes $1.1 million of cross-currency swaps recorded in Other long-term assets as of March 31, 2025, with all remaining amounts recorded in Other current assets.
(c)Includes $0.3 million of interest rate caps recorded in Other long-term assets as of March 31, 2024, with all remaining amounts recorded in Other current assets.
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Three months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Foreign currency contracts	$(8,593)	$15,906	$3,399	$3,522
Commodity contracts	131	(103)	58	(151)
Cross-currency swaps	30,097	(38,444)	34,320	(31,733)
Treasury rate lock contracts	—	—	(211)	4
Swap rate lock contracts	—	—	(146)	(148)
	$21,635	$(22,641)	$37,420	$(28,506)

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended March 31, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$770,785	$255,657	$7,686	$88,934

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	3,399	—	—	—
Commodity contracts	58	—	—	—
Cross-currency swaps	—	34,320	—	—
Treasury rate lock contracts	—	—	(91)	(120)
Swap rate lock contracts	—	—	—	(146)
	Three months ended March 31, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,023,681	$293,098	$7,679	$88,739

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	3,522	—	—	—
Commodity contracts	(151)	—	—	—
Cross-currency swaps	—	(31,733)	—	—
Treasury rate lock contracts	—	—	(91)	95
Swap rate lock contracts	—	—	—	(148)

The amount of net gain included in Accumulated other comprehensive loss (AOCL) at March 31, 2025, estimated to be reclassified into income over the next 12 months was $17.0 million.
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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended
	March 31, 2025	March 31, 2024
Foreign currency contracts	$(2,158)	$1,915
Commodity contracts	(57)	(9)
Interest rate caps	(2)	(137)
	$(2,217)	$1,769
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

9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Unsecured commercial paper	$498,500	$640,204	$938,719
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		March 31, 2025	December 31, 2024	March 31, 2024
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$68,275	$77,381	$88,333
Asset-backed U.S. commercial paper conduit facility		531,260	431,846	502,521
Asset-backed securitization debt		1,663,711	1,956,383	1,650,452
Unamortized discounts and debt issuance costs		(4,966)	(6,245)	(5,826)
		2,258,280	2,459,365	2,235,480
Unsecured notes (at par value):
Medium-term notes:
Due in 2024, issued November 2019(a)	3.14%	—	—	647,592
Due in 2025, issued June 2020	3.35%	700,000	700,000	700,000
Due in 2026, issued April 2023(b)	6.36%	758,051	727,104	755,524
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	700,000	700,000
Due in 2029, issued June 2024	5.95%	500,000	500,000	—
Due in 2030, issued March 2025(c)	5.61%	660,587	—	—
Unamortized discounts and debt issuance costs		(21,538)	(13,091)	(14,123)
		3,797,100	3,114,013	3,288,993
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(3,019)	(3,200)	(3,742)
		746,981	746,800	746,258
		4,544,081	3,860,813	4,035,251
Long-term debt		6,802,361	6,320,178	6,270,731
Current portion of long-term debt, net		(1,839,100)	(1,851,513)	(1,281,840)
Long-term debt, net		$4,963,261	$4,468,665	$4,988,891
(a)€600.0 million par value remeasured to U.S. dollar at March 31, 2024
(b)€700.0 million par value remeasured to U.S. dollar at March 31, 2025, December 31, 2024, and March 31, 2024, respectively
(c)€610.0 million par value remeasured to U.S. dollar at March 31, 2025

Future principal payments of the Company's debt obligations as of March 31, 2025 were as follows (in thousands):

2025	$2,148,647
2026	1,412,325
2027	1,045,874
2028	1,163,047
2029	599,904
Thereafter	960,587
Future principal payments	7,330,384
Unamortized discounts and debt issuance costs	(29,523)
$7,300,861
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	March 31, 2025
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,124,680	$(120,775)	$120,794	$4,856	$2,129,555	$1,658,745
Asset-backed U.S. commercial paper conduit facility	598,290	(33,952)	38,507	2,296	605,141	531,260
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	78,457	(3,682)	6,791	134	81,700	68,275
	$2,801,427	$(158,409)	$166,092	$7,286	$2,816,396	$2,258,280

	December 31, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,470,147	$(140,632)	$118,310	$5,260	$2,453,085	$1,950,138
Asset-backed U.S. commercial paper conduit facility	490,766	(27,890)	28,201	2,104	493,181	431,846
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	90,122	(4,215)	4,735	234	90,876	77,381
	$3,051,035	$(172,737)	$151,246	$7,598	$3,037,142	$2,459,365

	March 31, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,087,904	$(112,611)	$102,940	$6,396	$2,084,629	$1,644,626
Asset-backed U.S. commercial paper conduit facility	539,559	(29,097)	33,878	1,874	546,214	502,521
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	102,111	(4,567)	5,931	328	103,803	88,333
	$2,729,574	$(146,275)	$142,749	$8,598	$2,734,646	$2,235,480
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs that in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2026 to 2032.
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
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2025 or 2024.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In November 2024, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. Availability under the U.S. Conduit Facility is based on, among other things, the amount and credit performance of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2025, the U.S. Conduit Facility had an expiration date of November 21, 2025.
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
During the first quarter of 2025, the Company transferred $179.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $155.0 million of debt under the U.S. Conduit Facility. During the first quarter of 2024, the Company transferred $334.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $306.0 million of debt under the U.S. Conduit Facility.
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2025, the Canadian Conduit had an expiration date of June 30, 2025.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $13.4 million at March 31, 2025. The maximum exposure is not an indication of the Company's expected loss exposure.
As a result of elevated credit losses on the Canadian retail motorcycle finance receivables held as collateral, the Company was unable to draw on the Canadian conduit during the first quarter of 2025, and that inability continues. Access to the facility will resume once credit losses return to levels required by the Canadian Conduit. During the first quarter of 2024, the Company transferred $34.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $28.6 million.
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2025
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,626,758	$1,377,048	$249,710
Marketable securities	30,496	30,496	—
Derivative financial instruments	7,692	—	7,692
	$1,664,946	$1,407,544	$257,402
Liabilities:
Derivative financial instruments	$9,644	$—	$9,644
LiveWire warrants	644	421	223
	$10,288	$421	$9,867
	December 31, 2024
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,275,561	$1,000,933	$274,628
Marketable securities	32,070	32,070	—
Derivative financial instruments	19,839	—	19,839
	$1,327,470	$1,033,003	$294,467
Liabilities:
Derivative financial instruments	$35,020	$—	$35,020
LiveWire warrants	1,549	1,013	536
	$36,569	$1,013	$35,556
	March 31, 2024
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,030,632	$816,000	$214,632
Marketable securities	36,484	36,484	—
Derivative financial instruments	9,316	—	9,316
	$1,076,432	$852,484	$223,948
Liabilities:
Derivative financial instruments	$28,104	$—	$28,104
LiveWire warrants	7,561	$4,946	$2,615
	$35,665	$4,946	$30,719
Nonrecurring Fair Value Measurements – Repossessed inventory was $28.5 million, $27.1 million and $28.7 million as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively, for which the fair value adjustment was a decrease of $15.4 million, $18.4 million and $14.8 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	March 31, 2025		December 31, 2024		March 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,428,722	$7,399,607	$7,342,319	$7,288,294	$7,927,504	$7,906,022
Liabilities:
Deposits, net	$517,576	$513,330	$555,902	$550,586	$454,617	$441,168
Debt:
Unsecured commercial paper	$498,500	$498,500	$640,204	$640,204	$938,719	$938,719
Asset-backed U.S. commercial paper conduit facility	$531,260	$531,260	$431,846	$431,846	$502,521	$502,521
Asset-backed Canadian commercial paper conduit facility	$68,275	$68,275	$77,381	$77,381	$88,333	$88,333
Asset-backed securitization debt	$1,668,698	$1,658,745	$1,955,006	$1,950,138	$1,640,573	$1,644,626
Medium-term notes	$3,837,976	$3,797,100	$3,127,710	$3,114,013	$3,276,959	$3,288,993
Senior notes	$690,824	$746,981	$683,624	$746,800	$684,792	$746,258
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

	Three months ended
	March 31, 2025	March 31, 2024
Balance, beginning of period	$71,591	$64,144
Warranties issued during the period	12,322	14,632
Settlements made during the period	(13,019)	(13,755)
Recalls and changes to pre-existing warranty liabilities	567	2,138
Balance, end of period	$71,461	$67,159
The liability for recall campaigns, included in the balance above, was $19.1 million, $21.0 million and $17.7 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
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

	Three months ended
	March 31, 2025	March 31, 2024
Pension and SERPA Benefits:
Service cost	$963	$1,175
Interest cost	20,501	20,118
Expected return on plan assets	(32,799)	(33,143)
Amortization of unrecognized:
Prior service cost	380	188
Net gain	(174)	(163)
Net periodic benefit income	$(11,129)	$(11,825)
Postretirement Healthcare Benefits:
Service cost	$643	$723
Interest cost	2,618	2,694
Expected return on plan assets	(4,675)	(4,424)
Amortization of unrecognized:
Prior service cost (credit)	149	149
Net gain	(1,369)	(1,250)
Net periodic benefit income	$(2,634)	$(2,108)
There are no required or planned voluntary qualified pension plan contributions for 2025. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.

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
Product Liability Matter – In August 2024, a jury awarded approximately $288 million in damages to the plaintiffs in a product lawsuit against the Company. In November 2024, the award for damages was reduced to $81 million. The Company has recorded a liability for its estimated loss based on the Company's legal assessment of likely outcomes. The Company has also recorded an asset reflecting its estimate of the insurance proceeds related to the estimated loss recognized for this matter. Given the remaining uncertainties associated with the resolution of this matter and the amount of the award for damages, it is reasonably possible that the Company could incur a loss in excess of the liability recorded to date. The Company will pursue insurance recoveries for the ultimate loss related to this matter, including any loss amounts incurred in excess of the liability recorded to date.
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
15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended March 31, 2025
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(91,102)	$7,542	$(249,146)	$(332,706)
Other comprehensive income, before reclassifications	9,849	21,635	—	31,484
Income tax expense	(2,484)	(5,190)	—	(7,674)
	7,365	16,445	—	23,810
Reclassifications:
Net gain on derivative financial instruments	—	(37,420)	—	(37,420)
Prior service credits(a)	—	—	529	529
Actuarial gains(a)	—	—	(1,543)	(1,543)
Reclassifications before tax	—	(37,420)	(1,014)	(38,434)
Income tax benefit	—	8,910	237	9,147
	—	(28,510)	(777)	(29,287)
Other comprehensive income (loss)	7,365	(12,065)	(777)	(5,477)
Balance, end of period	$(83,737)	$(4,523)	$(249,923)	$(338,183)

	Three months ended March 31, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,739)	$(6,601)	$(229,622)	$(304,962)
Other comprehensive loss, before reclassifications	(31,305)	(22,641)	—	(53,946)
Income tax benefit	11	5,413	—	5,424
	(31,294)	(17,228)	—	(48,522)
Reclassifications:
Net loss on derivative financial instruments	—	28,506	—	28,506
Prior service credits(a)	—	—	337	337
Actuarial gains(a)	—	—	(1,413)	(1,413)
Reclassifications before tax	—	28,506	(1,076)	27,430
Income tax (expense) benefit	—	(6,757)	253	(6,504)
	—	21,749	(823)	20,926
Other comprehensive (loss) income	(31,294)	4,521	(823)	(27,596)
Balance, end of period	$(100,033)	$(2,080)	$(230,445)	$(332,558)
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
Selected segment information is set forth below (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
HDMC:
Revenue	$1,081,505	$1,476,106
Motorcycles and related products cost of goods sold	766,261	1,015,036
Gross profit	315,244	461,070
Selling, administrative and engineering expense:
People expenses(a)	81,308	103,130
Marketing and advertising expenses(b)	31,996	32,241
Other segment items(c)	85,668	87,254
Operating income	116,272	238,445
LiveWire:
Revenue	$2,743	$4,704
Motorcycles and related products cost of goods sold	4,524	8,645
Gross profit	(1,781)	(3,941)
Selling, administrative and engineering expense	18,028	25,300
Operating loss	(19,809)	(29,241)
HDFS:
Financial services revenue	244,961	248,797
Financial services interest expense	88,934	88,739
Financial services provision for credit losses	53,334	61,010
Selling and administrative expense	$38,657	$45,173
Operating income	64,036	53,875
Operating income	$160,499	$263,079
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

Additional segment information is set forth below (in thousands):

	(Unaudited)		(Unaudited)
	March 31, 2025	December 31, 2024	March 31, 2024
Assets:
HDMC	$3,522,422	$3,630,710	$3,462,927
LiveWire	$128,254	$147,960	$237,088
HDFS	8,731,705	8,102,909	8,634,905
Consolidated	$12,382,381	$11,881,579	$12,334,920

	Three months ended
	March 31, 2025	March 31, 2024
Depreciation and Amortization:
HDMC	$36,259	$36,962
LiveWire	$3,085	$2,326
HDFS	2,360	2,216
Consolidated	$41,704	$41,504

	Three months ended
	March 31, 2025	March 31, 2024
Capital expenditures:
HDMC	$29,322	$42,683
LiveWire	$613	$3,239
HDFS	38	434
Consolidated	$29,973	$46,356

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

	Three months ended March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,086,512	$—	$(2,264)	$1,084,248
Financial services	—	245,717	(756)	244,961
	1,086,512	245,717	(3,020)	1,329,209
Costs and expenses:
Motorcycles and related products cost of goods sold	770,785	—	—	770,785
Financial services interest expense	—	88,934	—	88,934
Financial services provision for credit losses	—	53,334	—	53,334
Selling, administrative and engineering expense	217,948	40,936	(3,227)	255,657
	988,733	183,204	(3,227)	1,168,710
Operating income	97,779	62,513	207	160,499
Other income, net	16,273	—	—	16,273
Investment income	8,941	—	—	8,941
Interest expense	7,686	—	—	7,686
Income before income taxes	115,307	62,513	207	178,027
Income tax provision	32,768	14,462	—	47,230
Net income	82,539	48,051	207	130,797
Less: (income) loss attributable to noncontrolling interests	2,307	$—	$—	$2,307
Net income attributable to Harley-Davidson, Inc.	$84,846	$48,051	$207	$133,104

	Three months ended March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,482,759	$—	$(1,949)	$1,480,810
Financial Services	—	249,239	(442)	248,797
	1,482,759	249,239	(2,391)	1,729,607
Costs and expenses:
Motorcycles and Related Products cost of goods sold	1,023,681	—	—	1,023,681
Financial Services interest expense	—	88,739	—	88,739
Financial Services provision for credit losses	—	61,010	—	61,010
Selling, administrative and engineering expense	248,474	47,122	(2,498)	293,098
	1,272,155	196,871	(2,498)	1,466,528
Operating income	210,604	52,368	107	263,079
Other income, net	20,564	—	—	20,564
Investment income	14,404	—	—	14,404
Interest expense	7,679	—	—	7,679
Income before income taxes	237,893	52,368	107	290,368
Provision for income taxes	45,530	12,605	—	58,135
Net income	192,363	39,763	107	232,233
Less: (income) loss attributable to noncontrolling interests	2,708	—	—	2,708
Net income attributable to Harley-Davidson, Inc.	$195,071	$39,763	$107	$234,941

	Three months ended March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$82,539	$48,051	$207	$130,797
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,201	1,164	—	7,365
Derivative financial instruments	(9,050)	(3,015)	—	(12,065)
Pension and postretirement benefit plans	(777)	—	—	(777)
	(3,626)	(1,851)	—	(5,477)
Comprehensive income	78,913	46,200	207	125,320
Less: Comprehensive loss attributable to noncontrolling interests	2,307	—	—	2,307
Comprehensive income attributable to Harley-Davidson, Inc.	$81,220	$46,200	$207	$127,627

	Three months ended March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$192,363	$39,763	$107	$232,233
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(28,385)	(2,909)	—	(31,294)
Derivative financial instruments	9,582	(5,061)	—	4,521
Pension and postretirement benefit plans	(823)	—	—	(823)
	(19,626)	(7,970)	—	(27,596)
Comprehensive income	172,737	31,793	107	204,637
Less: Comprehensive loss attributable to noncontrolling interests	2,708	—	—	2,708
Comprehensive income attributable to Harley-Davidson, Inc.	$175,445	$31,793	$107	$207,345

	March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$947,446	$983,729	$—	$1,931,175
Accounts receivable, net	635,492	66	(322,224)	313,334
Finance receivables, net	—	2,286,672	—	2,286,672
Inventories, net	712,312	—	—	712,312
Restricted cash	—	150,132	—	150,132
Other current assets	232,091	62,581	(40,985)	253,687
	2,527,341	3,483,180	(363,209)	5,647,312
Finance receivables, net	—	5,112,935	—	5,112,935
Property, plant and equipment, net	739,818	10,801	—	750,619
Pension and postretirement assets	454,359	—	—	454,359
Goodwill	62,347	—	—	62,347
Deferred income taxes	74,233	85,560	(753)	159,040
Lease assets	60,410	2,995	—	63,405
Other long-term assets	216,289	36,234	(120,159)	132,364
	$4,134,797	$8,731,705	$(484,121)	$12,382,381
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403,524	$361,829	$(322,224)	$443,129
Accrued liabilities	525,799	177,331	(40,457)	662,673
Short-term deposits, net	—	178,376	—	178,376
Short-term debt	—	498,500	—	498,500
Current portion of long-term debt, net	449,903	1,389,197	—	1,839,100
	1,379,226	2,605,233	(362,681)	3,621,778
Long-term deposits, net	—	334,954	—	334,954
Long-term debt, net	297,078	4,666,183	—	4,963,261
Lease liabilities	45,304	2,663	—	47,967
Pension and postretirement liabilities	53,104	—	—	53,104
Deferred income taxes	15,784	1,231	—	17,015
Other long-term liabilities	129,560	39,440	1,612	170,612
Commitments and contingencies (Note 14)
Shareholders’ equity	2,214,741	1,082,001	(123,052)	3,173,690
	$4,134,797	$8,731,705	$(484,121)	$12,382,381

	December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,105,663	$483,945	$—	$1,589,608
Accounts receivable, net	294,776	65	(60,526)	234,315
Finance receivables, net	—	2,031,496	—	2,031,496
Inventories, net	745,793	—	—	745,793
Restricted cash	—	135,661	—	135,661
Other current assets	273,791	63,608	(77,635)	259,764
	2,420,023	2,714,775	(138,161)	4,996,637
Finance receivables, net	—	5,256,798	—	5,256,798
Property, plant and equipment, net	743,875	13,197	—	757,072
Pension and postretirement assets	440,825	—	—	440,825
Goodwill	61,655	—	—	61,655
Deferred income taxes	88,734	88,109	(1,017)	175,826
Lease assets	60,628	3,225	—	63,853
Other long-term assets	221,694	26,805	(119,586)	128,913
	$4,037,434	$8,102,909	$(258,764)	$11,881,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,314	$83,930	$(60,526)	$298,718
Accrued liabilities	515,830	155,437	(77,307)	593,960
Short-term deposits, net	—	173,099	—	173,099
Short-term debt	—	640,204	—	640,204
Current portion of long-term debt, net	449,831	1,401,682	—	1,851,513
	1,240,975	2,454,352	(137,833)	3,557,494
Long-term deposits, net	—	377,487	—	377,487
Long-term debt, net	296,969	4,171,696	—	4,468,665
Lease liabilities	44,520	2,900	—	47,420
Pension and postretirement liabilities	53,874	—	—	53,874
Deferred income taxes	15,765	1,124	—	16,889
Other long-term liabilities	139,373	60,123	1,754	201,250
Commitments and contingencies (Note 14)
Shareholders’ equity	2,245,958	1,035,227	(122,685)	3,158,500
	$4,037,434	$8,102,909	$(258,764)	$11,881,579

	March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,052,237	$412,377	$—	$1,464,614
Accounts receivable, net	718,621	38	(412,668)	305,991
Finance receivables, net	—	2,523,250	—	2,523,250
Inventories, net	779,575	—	—	779,575
Restricted cash	—	129,745	—	129,745
Other current assets	138,623	55,101	(10,994)	182,730
	2,689,056	3,120,511	(423,662)	5,385,905
Finance receivables, net	—	5,382,772	—	5,382,772
Property, plant and equipment, net	699,723	18,960	—	718,683
Pension and postretirement assets	426,817	—	—	426,817
Goodwill	62,286	—	—	62,286
Deferred income taxes	71,083	83,744	(745)	154,082
Lease assets	63,085	2,920	—	66,005
Other long-term assets	227,542	25,998	(115,170)	138,370
	$4,239,592	$8,634,905	$(539,577)	$12,334,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369,067	$441,107	$(412,668)	$397,506
Accrued liabilities	480,771	162,329	(10,286)	632,814
Short-term deposits, net	—	240,445	—	240,445
Short-term debt	—	938,719	—	938,719
Current portion of long-term debt, net	—	1,281,840	—	1,281,840
	849,838	3,064,440	(422,954)	3,491,324
Long-term deposits, net	—	200,723	—	200,723
Long-term debt, net	746,258	4,242,633	—	4,988,891
Lease liabilities	45,830	2,559	—	48,389
Pension and postretirement liabilities	59,226	—	—	59,226
Deferred income taxes	30,267	3,242	—	33,509
Other long-term liabilities	143,800	31,187	1,785	176,772
Commitments and contingencies (Note 14)
Shareholders’ equity	2,364,373	1,090,121	(118,408)	3,336,086
	$4,239,592	$8,634,905	$(539,577)	$12,334,920

	Three months ended March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$82,539	$48,051	$207	$130,797
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	39,344	2,360	—	41,704
Amortization of deferred loan origination costs	—	15,856	—	15,856
Amortization of financing origination fees	182	3,087	—	3,269
Provision for long-term employee benefits	(13,763)	—	—	(13,763)
Employee benefit plan contributions and payments	(1,556)	—	—	(1,556)
Stock compensation expense	6,241	574	—	6,815
Net change in wholesale finance receivables related to sales	—	—	(270,851)	(270,851)
Provision for credit losses	—	53,334	—	53,334
Deferred income taxes	14,735	4,102	(264)	18,573
Other, net	(5,550)	8,567	(209)	2,808
Changes in current assets and liabilities:
Accounts receivable, net	(334,284)	—	261,698	(72,586)
Finance receivables – accrued interest and other	—	(3,496)	—	(3,496)
Inventories, net	42,217	—	—	42,217
Accounts payable and accrued liabilities	125,876	299,158	(221,753)	203,281
Other current assets	28,707	(6,925)	(36,650)	(14,868)
	(97,851)	376,617	(268,029)	10,737
Net cash (used) provided by operating activities	(15,312)	424,668	(267,822)	141,534

Cash flows from investing activities:
Capital expenditures	(29,935)	(38)	—	(29,973)
Origination of finance receivables	—	(1,493,955)	757,154	(736,801)
Collections on finance receivables	—	1,317,330	(489,332)	827,998
Other investing activities	171	—	—	171
Net cash (used) provided by investing activities	(29,764)	(176,663)	267,822	61,395

	Three months ended March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088	—	647,088
Repayments of securitization debt	—	(292,671)	—	(292,671)
Borrowings of asset-backed commercial paper	—	155,000	—	155,000
Repayments of asset-backed commercial paper	—	(65,004)	—	(65,004)
Net decrease in unsecured commercial paper	—	(140,778)	—	(140,778)
Net decrease in deposits	—	(37,439)	—	(37,439)
Dividends paid	(22,921)	—	—	(22,921)
Repurchase of common stock	(93,095)	—	—	(93,095)
Other financing activities	5	—	—	5
Net cash (used) provided by financing activities	(116,011)	266,196	—	150,185
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,870	429	—	3,299
Net (decrease) increase in cash, cash equivalents and restricted cash	$(158,217)	$514,630	$—	$356,413

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,105,663	$635,191	$—	$1,740,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(158,217)	514,630	—	356,413
Cash, cash equivalents and restricted cash, end of period	$947,446	$1,149,821	$—	$2,097,267

	Three months ended March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$192,363	$39,763	$107	$232,233
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	39,288	2,216	—	41,504
Amortization of deferred loan origination costs	—	18,282	—	18,282
Amortization of financing origination fees	180	3,178	—	3,358
Provision for long-term employee benefits	(13,933)	—	—	(13,933)
Employee benefit plan contributions and payments	(1,399)	—	—	(1,399)
Stock compensation expense	15,583	629	—	16,212
Net change in wholesale finance receivables related to sales	—	—	(435,047)	(435,047)
Provision for credit losses	—	61,010	—	61,010
Deferred income taxes	4,799	1,201	(601)	5,399
Other, net	(1,946)	3,822	(107)	1,769
Changes in current assets and liabilities:
Accounts receivable, net	(311,951)	—	264,832	(47,119)
Finance receivables – accrued interest and other	—	1,213	—	1,213
Inventories, net	131,529	—	—	131,529
Accounts payable and accrued liabilities	42,313	270,073	(259,153)	53,233
Other current assets	14,248	18,092	3,413	35,753
	(81,289)	379,716	(426,663)	(128,236)
Net cash provided by operating activities	111,074	419,479	(426,556)	103,997
Cash flows from investing activities:
Capital expenditures	(45,922)	(434)	—	(46,356)
Origination of finance receivables	—	(2,080,020)	1,172,251	(907,769)
Collections on finance receivables	—	1,587,609	(745,695)	841,914
Other investing activities	(1,289)	—	1,000	(289)
Net cash used by investing activities	(47,211)	(492,845)	427,556	(112,500)

	Three months ended March 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Repayments of securitization debt	—	(234,178)	—	(234,178)
Borrowings of asset-backed commercial paper	—	334,561	—	334,561
Repayments of asset-backed commercial paper	—	(46,154)	—	(46,154)
Net increase in unsecured commercial paper	—	58,794	—	58,794
Net decrease in deposits	—	(6,758)	—	(6,758)
Dividends paid	(24,385)	—	—	(24,385)
Repurchase of common stock	(107,812)	—	—	(107,812)
Other financing activities	7	1,000	(1,000)	7
Net cash (used) provided by financing activities	(132,190)	107,265	(1,000)	(25,925)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,836)	(184)	—	(7,020)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(75,163)	$33,715	$—	$(41,448)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,127,400	$521,411	$—	$1,648,811
Net (decrease) increase in cash, cash equivalents and restricted cash	(75,163)	33,715	—	(41,448)
Cash, cash equivalents and restricted cash, end of period	$1,052,237	$555,126	$—	$1,607,363

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” "projects," “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "seeks," "sees," "should," "feels," "commits," "assumes," "envisions," "potential," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of May 1, 2025 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 6, 2025), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $133.1 million, or $1.07 per diluted share, in the first quarter of 2025 compared to $234.9 million, or $1.72 per diluted share, in the first quarter of 2024.
In the first quarter of 2025, HDMC segment operating income was $116.3 million, down $122.2 million from the first quarter of 2024. The decrease in operating income from the HDMC segment for the first quarter of 2025 was driven primarily by a planned decrease in motorcycle shipments. HDMC operating income was also impacted by unfavorable operating leverage on lower shipments, partially offset by favorable pricing and lower operating expenses compared to the same quarter last year. Operating loss from the LiveWire segment in the first quarter of 2025 was $19.8 million compared to an operating loss of $29.2 million in the prior year quarter due primarily to lower operating expenses from cost reduction actions taken in the second half of 2024. Operating income from the HDFS segment in the first quarter of 2025 was $64.0 million, up $10.2 million compared to the prior year quarter due primarily to a lower provision for credit losses and lower operating expenses, partially offset by lower interest and other income.
Worldwide retail sales of new Harley-Davidson motorcycles in the first quarter of 2025 declined 21.3% compared to the first quarter of 2024. Retail sales were adversely impacted by a decline in consumer sentiment, resulting from economic uncertainty, combined with high interest rates. Retail sales were down 24.0% in North America, 1.7% in EMEA and 27.7% in Asia-Pacific. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company(1)
Incremental U.S. and Foreign Tariffs – In January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on goods from various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on goods from the U.S., either generally or with respect to certain products. In certain circumstances, the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. Since then, the U.S. has continued to impose tariffs on imported goods, and affected countries have responded by imposing tariffs on U.S. goods. During the first quarter of 2025, the total cost of new tariffs incurred by the Company was not material.
Depending on the outcome of trade negotiations and other factors, the U.S. and foreign countries may sustain, amend, suspend or withdraw recently-announced tariffs or implement new tariffs. If recently-announced tariffs are sustained or new tariffs are implemented, it will likely increase the Company’s cost of raw materials, components, finished motorcycles, parts and accessories and apparel and affect its ability to sell products domestically and internationally at or near current prices. The Company's U.S.-centric manufacturing footprint and sourcing limits its exposure to tariffs, however based on the portions of the Company's business that are exposed directly or indirectly to tariffs and the magnitude of potential incremental tariffs, the impact to the Company could be material. Given uncertainty concerning the outcome of trade negotiations, the Company is unable to estimate the ultimate impact of incremental tariffs on the Company going forward. However, based on the tariff landscape as of April 29, 2025, the Company estimated the potential impact of tariffs in 2025, to be as follows (dollars in millions):

	Tariff	Potential Impact(a)
China	145%	$75 - $100
Mexico	25%	$15 -$ 25
Canada	25%	~$20
EU	31%	$0 - $5
Rest of world	10% - 25%	$15 - $20
Steel and aluminum	25%	~$5
Total		$130 - $175
(a) Includes the direct cost of import and export tariffs paid by the Company as well as indirect impacts such as supplier price increases, and excludes the benefit of any future mitigation actions or changes in demand.

The Company plans to continue its efforts to mitigate the impact of tariffs including engaging with governments to advocate for consideration of motorcycles in trade negotiations; moving inventory into markets ahead of tariff effective dates; evaluating sourcing options and pricing for its products; and prudently managing cost.
Interest Rates - Interest rates remained heightened in the first three months of 2025 after an interest rate decline in the latter part of 2024. This follows a significant increase during 2022 and 2023 as central banks attempted to reduce inflation. The current higher interest rate environment has adversely impacted HDFS' interest income margin due to a higher cost of funds that is only partially offset by increased interest rates on financing products sold by HDFS. Additionally, higher interest rates have adversely impacted consumer discretionary purchases, like purchases of the Company's motorcycles, as higher borrowing costs have made these purchases less affordable or impacted the consumer's ability to obtain financing.
Potential HDFS Investment - As part of its current strategy, the Company is evaluating a potential investment into HDFS if the following objectives are met:
•The investment demonstrates the class-leading returns of HDFS as a driver of value for Harley-Davidson shareholders, including a premium valuation as compared to HDFS's book value.
•It establishes a value-enhancing long-term strategic partnership.
•It secures a long-term funding option that would maintain and possibly lower the overall cost of funding and improve the competitiveness of HDFS.
•It supports the Company's commitment to maintain and improve service and support across the range of HDFS products.
The Company is not pursuing a full sale of HDFS. There is no assurance that this investment will materialize or that any transaction that the Company executes will meet the Company’s objectives.

New Products and Annual Launch Timing - The Company has announced plans to introduce a new small displacement motorcycle and an iconic classic cruiser starting next year. The Company also plans to introduce more innovation in its Touring and Trike motorcycle platforms. In addition, the Company plans to begin to shift the timing of its annual new model year launch from January to the fall to create additional retail selling opportunities later in each calendar year. The Company plans to start with the shift of certain models this year but the overall shift is expected to continue into future years.
Guidance(1)

Given uncertainty related to the potential impact of tariffs, including impacts on the cost of the Company’s products, as well as the potential impacts on consumer demand and broader macro-economic conditions, the Company has withdrawn its forward-looking expectations for 2025 related to Harley-Davidson motorcycle retail unit sales; earnings per share; HDMC motorcycle shipments, revenue and operating income margin; and HDFS operating income, provision for credit losses, interest income and borrowing costs. The Company has also withdrawn its longer-term expectations for HDMC operating income in 2026 and beyond.
As the Company moves forward through the macroeconomic uncertainty, it remains committed to supporting reduced dealer inventory levels and continues to expect a reduction of approximately 10% in 2025 year-end dealer inventory of new Harley-Davidson motorcycles as compared to the end of 2024.
The Company has revised its expectations for the LiveWire segment and now expects an operating loss of approximately $59 million in 2025 and a total use of cash of approximately $50 million in 2025. The Company has withdrawn its expectation for LiveWire motorcycle unit sales in 2025 given the ongoing economic uncertainty. The Company's previous expectations for LiveWire in 2025 included motorcycle sales of 1,000 to 1,500 units, an operating loss of $70 million to $80 million and a total use of cash of approximately $60 million.
The Company plans to continue its multi-year cost productivity initiative to eliminate incremental cost. The Company achieved productivity savings of approximately $257 million from 2022 to 2024 and an additional $24 million during the first quarter of 2025. The Company expects to achieve annual productivity savings of $100 million in 2025 and 2026, resulting in $457 million in total productivity savings by the end of 2026.
The Company now expects the range for capital investments in 2025 to be $200 million to $225 million, down from its prior expectation of $225 million to $250 million, and continues to expect it will invest in product development and capability enhancements that support The Hardwire strategy. The Company's focus remains on core product innovation, investments in manufacturing to automate and reduce costs to improve productivity as well as planned investments for LiveWire.
The Company's capital allocation priorities to fund profitable growth through The Hardwire initiatives, to pay dividends, and to execute share repurchases on a discretionary basis remain unchanged. The Company continued to execute its plan to repurchase approximately $1 billion of shares on a discretionary basis in aggregate from the third quarter of 2024 through the end of 2026 including $350 million of discretionary share repurchases in 2025. The Company purchased $250 million shares on a discretionary basis during the third and fourth quarters of 2024 and $87.5 million during the first quarter of 2025.

Results of Operations for the Three Months Ended March 31, 2025
Compared to the Three Months Ended March 31, 2024
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 31, 2025	March 31, 2024	Increase (Decrease)	% Change
Operating income - HDMC	$116,272	$238,445	$(122,173)	(51.2)%
Operating loss - LiveWire	(19,809)	(29,241)	9,432	(32.3)
Operating income - HDFS	64,036	53,875	10,161	18.9
Operating income	160,499	263,079	(102,580)	(39.0)%
Other income, net	16,273	20,564	(4,291)	(20.9)
Investment income	8,941	14,404	(5,463)	(37.9)
Interest expense	7,686	7,679	7	0.1
Income before income taxes	178,027	290,368	(112,341)	(38.7)%
Income tax provision	47,230	58,135	(10,905)	(18.8)
Net income	130,797	232,233	(101,436)	(43.7)%
Less: Loss attributable to noncontrolling interests	2,307	2,708	(401)	(14.8)
Net income attributable to Harley-Davidson, Inc.	$133,104	$234,941	$(101,837)	(43.3)%
Diluted earnings per share	$1.07	$1.72	$(0.65)	(37.8)
The Company reported operating income of $160.5 million in the first quarter of 2025 compared to $263.1 million in the same period last year. The HDMC segment reported operating income of $116.3 million in the first quarter of 2025, a decrease of $122.2 million compared to the first quarter of 2024. Operating loss from the LiveWire segment decreased $9.4 million compared to the first quarter of 2024. Operating income from the HDFS segment increased $10.2 million compared to the first quarter of 2024. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income, net in the first quarter of 2025 was lower than in the first quarter of 2024, impacted by a smaller benefit related to a decrease in the fair value of LiveWire's warrant liability in the first quarter of 2025 compared to the first quarter of 2024.
The Company's effective income tax rate for the first quarter of 2025 was 26.5% compared to 20.0% for the first quarter of 2024. The increase in the effective income tax rate for the three months ended March 31, 2025 was attributable to discrete income tax adjustments related to the realizability of future tax benefits.
Diluted earnings per share was $1.07 in the first quarter of 2025, down 37.8% from the same period last year. Diluted weighted average shares outstanding decreased from 136.9 million in the first quarter of 2024 to 124.7 million in the first quarter of 2025, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)	% Change
United States	19,207	25,726	(6,519)	(25.3)%
Canada	1,685	1,760	(75)	(4.3)
North America	20,892	27,486	(6,594)	(24.0)
Europe/Middle East/Africa (EMEA)	5,175	5,264	(89)	(1.7)
Asia Pacific	4,362	6,034	(1,672)	(27.7)
Latin America	581	621	(40)	(6.4)
	31,010	39,405	(8,395)	(21.3)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

During the first quarter of 2025, retail sales in North America were down 24.0% driven by a 25.3% decline in the United States. In the later part of the first quarter and into the second quarter, North American retail sales showed some improvement based on a comparison of February, March and April to the same month last year, where the rate of decline improved from February to March and from March to April. Outside of North America, retail sales were also down during the first quarter of 2025, including a 27.7% decrease in Asia Pacific and a 1.7% decrease in Europe.
U.S. retail sales were negatively impacted by a decline in consumer sentiment resulting from economic uncertainty, combined with high interest rates which adversely impacted consumer discretionary spending. In addition, the decline in retail sales during the first quarter of 2025 was due in part to a positive impact in the prior year associated with the launch of the Company's newly redesigned 2024 new model year Touring motorcycles. Retail sales declines in Asia Pacific, Canada and Europe were also primarily due to challenging macroeconomic conditions with the decline in Asia Pacific primarily driven by lower sales in China and Japan.
Worldwide retail inventory of new motorcycles was approximately 56,000 units at the end of the first quarter of 2025, which was down approximately 19% from the end of the first quarter of 2024, as dealers reduced inventory levels in the current retail environment. Retail inventory of new motorcycles is based on dealer inventory units at the end of each quarter.

Motorcycle Registration Data and Market Share – 601+cc(a)(d)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first three months of 2025 compared to the first three months of 2024 on lower retail sales relative to the industry. The Company's European market share of new 601+cc motorcycles for the first three months of 2025 was down compared to the first three months of 2024. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Three months ended
	March 31, 2025	March 31, 2024	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	52,418	61,185	(8,767)	(14.3)%
Europe(c)	95,145	125,072	(29,927)	(23.9)%

Harley-Davidson market share data:
United States(b)	36.2%	41.6%	(5.4)	pts.
Europe(c)	2.5%	4.6%	(2.1)	pts.
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
(d)New motorcycle registrations for the industry and Harley-Davidson are provided by or derived from third-party sources. New motorcycle registrations include consumer registrations (retail registrations) and to a lesser extent manufacturer, distributor and dealer registrations (non-retail registrations), for example, to register demonstration fleets. In the later part of 2024, manufacturers (including the Company), distributors and dealers registered some motorcycles through non-retail registrations to qualify the motorcycles under the new Euro 5+ emissions standard to allow for subsequent retail sale after December 31, 2024. This included approximately 3,700 non-retail registrations of new Harley-Davidson motorcycles in 2024, which in turn adversely impacted the number of new Harley-Davidson motorcycle registrations during the first quarter of 2025. While the Company believes industry registrations for Europe were impacted in a similar manner, it does not have access to information necessary to confirm this.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	March 31, 2025		March 31, 2024		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	24,865	64.4%	41,577	72.1%	(16,712)	(40.2)%

Worldwide motorcycle shipments:
Grand American Touring(a)	23,678	61.3%	35,356	61.3%	(11,678)	(33.0)%
Cruiser	11,860	30.8%	15,691	27.2%	(3,831)	(24.4)
Sport and Lightweight	2,108	5.4%	4,963	8.6%	(2,855)	(57.5)
Adventure Touring	955	2.5%	1,662	2.9%	(707)	(42.5)
	38,601	100.0%	57,672	100.0%	(19,071)	(33.1)%
(a)Includes Trike
The Company shipped 38,601 motorcycles worldwide during the first quarter of 2025, which was 33.1% lower than the first quarter of 2024. Shipments to dealers in the first quarter of 2025 were lower than the first quarter of 2024 as dealers adjusted inventory levels for the current retail environment, consistent with the Company's expectations. The Company continued to prioritize Grand American Touring models, which are those most desired by customers. The Company shipped a greater proportion of its refreshed Cruiser models, which have higher average selling prices as compared to Sport and Lightweight models, which comprised a lower proportion of shipments compared to the first quarter of 2024.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)	% Change
Revenue:
Motorcycles	$863,863	$1,221,540	$(357,677)	(29.3)%
Parts and accessories	143,433	166,193	(22,760)	(13.7)
Apparel	57,322	64,112	(6,790)	(10.6)
Licensing	3,058	8,930	(5,872)	(65.8)
Other	13,829	15,331	(1,502)	(9.8)
	1,081,505	1,476,106	(394,601)	(26.7)
Cost of goods sold	766,261	1,015,036	(248,775)	(24.5)
Gross profit	315,244	461,070	(145,826)	(31.6)
Operating expenses	198,972	222,625	(23,653)	(10.6)
Operating income	$116,272	$238,445	$(122,173)	(51.2)%
Operating margin	10.8%	16.2%	(5.4)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2024 to the first quarter of 2025 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 31, 2024	$1,476.1	$1,015.0	$461.1
Volume	(445.2)	(305.0)	(140.2)
Price and sales incentives	22.7	—	22.7
Foreign currency exchange rates and hedging	(11.8)	(11.9)	0.1
Shipment mix	39.7	28.2	11.5
Raw material prices	—	0.8	(0.8)
Manufacturing and other costs	—	39.2	(39.2)
	(394.6)	(248.7)	(145.9)
Three months ended March 31, 2025	$1,081.5	$766.3	$315.2
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2024 to the first quarter of 2025 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was positively impacted by favorable pricing on new model year motorcycles.
•Revenue was unfavorably impacted by weaker average foreign currency exchange rates relative to the U.S. dollar compared to the same quarter last year. Cost of sales was favorably impacted by balance sheet remeasurements, resulting in a slightly favorable impact to gross profit.
•Changes in the shipment mix had a favorable impact on gross profit as the Company shipped a higher proportion of Cruiser models and a lower proportion of Sport and Lightweight models. The Company also benefited from a shift toward more profitable models within the Grand American Touring family.
•Raw material costs were higher compared to the prior year.
•Manufacturing and other costs were negatively impacted by unfavorable manufacturing leverage related to higher fixed costs per unit resulting from lower production and shipment volumes. These negative impacts were partially offset by supply-chain productivity gains.
Operating expenses were lower in the first quarter of 2025 compared to the same period last year primarily related to lower people costs, including the cost of compensation and benefits, and decreases in other discretionary spending as the Company continued to focus on cost discipline and increased productivity.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	March 31, 2025	March 31, 2024	(Decrease) Increase	% Change
Revenue	$2,743	$4,704	$(1,961)	(41.7)%
Cost of goods sold	4,524	8,645	(4,121)	(47.7)
Gross profit	(1,781)	(3,941)	2,160	(54.8)
Selling, administrative and engineering expense	18,028	25,300	(7,272)	(28.7)
Operating loss	$(19,809)	$(29,241)	$9,432	(32.3)%

LiveWire motorcycle unit shipments	33	117	(84)	(71.8)%
During the first quarter of 2025, revenue decreased by $2.0 million, or 41.7%, compared to the first quarter of 2024. The decrease was primarily due to lower electric balance bike and electric motorcycle volumes sold during the quarter as compared to the same period last year. Cost of sales decreased by $4.1 million, or 47.7%, during the first quarter of 2025 compared to the first quarter of 2024 due to lower electric balance bike and electric motorcycle volumes.

During the first quarter of 2025, selling, administrative and engineering expense decreased $7.3 million compared to the first quarter of 2024 largely as a result of cost reduction actions taken in the second half of 2024.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)	% Change
Revenue:
Interest income	$209,469	$211,335	$(1,866)	(0.9)%
Other income	35,492	37,462	(1,970)	(5.3)
	244,961	248,797	(3,836)	(1.5)
Expenses:
Interest expense	88,934	88,739	195	0.2
Provision for credit losses	53,334	61,010	(7,676)	(12.6)
Operating expense	38,657	45,173	(6,516)	(14.4)
	180,925	194,922	(13,997)	(7.2)
Operating income	$64,036	$53,875	$10,161	18.9%
Interest income was lower for the first quarter of 2025 compared to the same period last year, primarily due to lower average outstanding finance receivables at a higher average yield. Other income decreased $2.0 million largely due to lower insurance-related and licensing revenue. Interest expense increased due to higher average interest rates on lower average borrowings.

The provision for credit losses decreased $7.7 million compared to the first quarter of 2024 driven by a favorable change in the allowance for credit losses and lower actual credit losses. The favorable change in the allowance for credit losses was due to a larger decrease in retail receivables compared to the first quarter of 2024, partially offset by an increase in the wholesale reserve. The allowance for credit losses considers current economic conditions and the Company’s outlook on future conditions. At the end of the first quarter of 2025, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, ongoing elevated inflation levels, muted consumer confidence, and risk of a recession.
Total credit losses were favorable on lower retail credit losses partially offset by unfavorable wholesale credit losses. Annualized losses on the Company's retail portfolio were 3.79% during the first quarter of 2025 compared to 3.74% in the first quarter of 2024. The annualized loss rate at March 31, 2025 was negatively impacted by a decline in average outstanding retail finance receivables as compared to March 31, 2024. The 30-day delinquency rate for retail motorcycle loans at March 31, 2025 increased to 4.47% from 4.00% at March 31, 2024. While delinquency performance remains elevated as retail customers continue to be challenged by factors connected to the macro-economic environment such as inflationary pressures and economic uncertainty, retail credit losses moderated on improved repossession volume and stabilizing recovery values at auction. Wholesale credit losses were unfavorable on the charge-off of finance receivables related to troubled dealers.
Operating expenses decreased $6.5 million compared to the first quarter of 2024 due in part to lower amortization, reduced advertising expense, and favorable foreign currency remeasurements.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Balance, beginning of period	$401,183	$381,966
Provision for credit losses	53,334	61,010
Charge-offs, net of recoveries	(61,339)	(62,615)
Balance, end of period	$393,178	$380,361

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
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at March 31, 2025 were as follows (in thousands):

Cash and cash equivalents(a)	$1,931,175

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(531,260)
Net asset-backed U.S. commercial paper conduit committed facility availability	968,740

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(498,500)
Net credit facility availability	921,500
$3,821,415
(a)Includes $46.2 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months, which the Company expects to renew prior to expiration.(1)

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term debt ratings, as of March 31, 2025 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$141,534	$103,997
Net cash provided (used) by investing activities	61,395	(112,500)
Net cash provided (used) by financing activities	150,185	(25,925)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,299	(7,020)
Net increase (decrease) in cash, cash equivalents and restricted cash	$356,413	$(41,448)
Operating Activities
Cash flow provided by operating activities in the first three months of 2025 compared to the first three months of 2024 benefited primarily from lower net cash outflows related to wholesale finance receivables, partially offset by lower net income.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at March 31, 2025 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There are no required qualified pension plan contributions in 2025. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company has a liability for unrecognized tax benefits of $10.5 million and related accrued interest and penalties of $7.5 million as of March 31, 2025. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.

Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $30.0 million in the first three months of 2025 compared to $46.4 million in the same period last year. The Company's 2025 plan includes capital investments, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash inflows for finance receivables during the first three months of 2025 increased cash flows from investing activities by $157.1 million compared to net cash outflows for finance receivables in the same period last year due to lower retail finance receivable originations, partially offset by lower retail finance receivable collections. The Company funds its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.180 and $0.173 per share totaling $22.9 million and $24.4 million during the first three months of 2025 and 2024, respectively.
Cash outflows for share repurchases were $93.1 million in the first three months of 2025 compared to $107.8 million in the same period last year. Share repurchases during the first three months of 2025 include $87.5 million or 3.4 million shares of common stock related to discretionary repurchases and $5.6 million or 0.2 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. On July 18, 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis. As of March 31, 2025, there were 18.1 million shares remaining on a board-approved share repurchase authorization.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash inflows of $0.3 billion in the first three months of 2025 compared to net cash inflows of $0.1 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	March 31, 2025	March 31, 2024
Outstanding debt:
Unsecured commercial paper	$498,500	$938,719
Asset-backed Canadian commercial paper conduit facility	68,275	88,333
Asset-backed U.S. commercial paper conduit facility	531,260	502,521
Asset-backed securitization debt, net	1,658,745	1,644,626
Medium-term notes, net	3,797,100	3,288,993
Senior notes, net	746,981	746,258
	$7,300,861	$7,209,450

Deposits, net	$513,330	$441,168
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $513.3 million and $441.2 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 31, 2025 and March 31, 2024, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of March 31, 2025 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at March 31, 2025 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$700,000	3.35%	June 2020	June 2025
$758,051(a)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
$500,000	5.95%	June 2024	June 2029
$660,587(b)	5.61%	March 2025	March 2030
(a)€700.0 million par value remeasured to U.S. dollar at March 31, 2025
(b)€610.0 million par value remeasured to U.S. dollar at March 31, 2025
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $21.5 million and $14.1 million at March 31, 2025 and March 31, 2024, respectively. There were no medium-term note maturities during the first quarter of 2025 or 2024.
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 31, 2025, the Canadian Conduit had an expiration date of June 30, 2025.

As a result of elevated credit losses on the Canadian retail motorcycle finance receivables held as collateral, the Company was unable to draw on the Canadian conduit during the first quarter of 2025, and that inability continues. Access to the facility will resume once credit losses return to levels required by the Canadian Conduit. The Company plans to fund Canadian retail motorcycle originations with other existing funding sources until access resumes. During the first quarter of 2024, the Company transferred $34.9 million of Canadian retail motorcycle finance receivables to the Canadian Conduit for proceeds of $28.6 million.

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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2025, the U.S. Conduit Facility had an expiration date of November 21, 2025.
During the first quarter of 2025, the Company transferred $179.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $155.0 million of debt under the U.S. Conduit Facility. During the first quarter of 2024, the Company transferred $334.8 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $306.0 million of debt under the U.S. Conduit Facility.
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
The accounting treatment for the asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2026 to 2032.
There were no on-balance sheet asset-backed securitization transactions during the first quarter of 2025 or 2024.

Intercompany Agreements – Harley Davidson, Inc. has a support agreement with Harley-Davidson Financial Services Inc. whereby, if required, Harley-Davidson, Inc. agrees to provide Harley-Davidson Financial Services Inc. with financial support to maintain Harley-Davidson Financial Services Inc.’s fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at Harley-Davidson, Inc.'s option as capital contributions or loans. No amount has ever been provided to Harley-Davidson Financial Services Inc. under the support agreement.
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (the Convertible Term Loan) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire may obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated on the date of each advance and as of each June 1 and December 1 thereafter. The interest rate is calculated based on the sum of (i) the forward-

looking term rate based on SOFR for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of LiveWire. The Convertible Term Loan includes negative covenants restricting the ability of LiveWire to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by LiveWire at maturity, unless otherwise agreed between Harley-Davidson, Inc. and LiveWire, the Convertible Term Loan will be converted to equity of LiveWire Group, Inc. at a conversion price per share of LiveWire Group, Inc. common stock equal to 90% of the volume weighted average price per share of common stock for the 30 trading days immediately preceding the conversion date. As of March 31, 2025, there had been no draws and there was no outstanding balance under the Convertible Term Loan.

The Company believes headwinds facing the broader powersports and discretionary leisure industries are even more complicated in the electric vehicle (EV) segment of the market. The Company believes indicators points to a much later EV adoption than originally anticipated given a lack of government incentives and a notably less favorable regulatory environment, combined with a slower expansion of charging infrastructure. The Company is evaluating all options for its investment in LiveWire while LiveWire will continue evaluating all options for its business, including seeking external capital if and when needed. In addition, LiveWire plans to continue to drive additional significant cost savings to reduce cash usage and operating losses with the intention to get to a sustainable business model with the existing funds available. The Company does not plan to make additional investments in LiveWire beyond availability under the Convertible Term Loan of up to $100 million.
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
As of March 31, 2025, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants, other than the Canadian Conduit discussed above.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including without limitation the Hardwire strategic plan, each of the pillars, and the evolution of LiveWire as a standalone brand; (b) manage supply chain and logistics issues, including without limitation quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine, or natural disasters and longer shipping times and increased logistics costs; (c) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or rebalancing or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; (d) accurately analyze, predict and react to changing market conditions, interest rates, and geopolitical environments, and successfully adjust to shifting global consumer needs and interests; (e) accurately predict the margins of its segments in light of, among other things, tariffs, rebalancing trade measures, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (f) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of activist collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (g) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (h) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (i) successfully carry out its global manufacturing and assembly operations; (j) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (k) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) prevent, detect and remediate any issues with its motorcycles, or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) successfully manage and reduce costs throughout the business; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; and (iii) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s most recent Annual Report on Form 10-K; (q) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (r) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name in India; (s) successfully maintain or achieve a manner in which to sell motorcycles in Europe, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (t) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (u) retain and attract talented employees and leadership, and eliminate personnel duplication, inefficiencies and complexity throughout the organization; (v) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (w) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (x) prevent ransomware attacks or cybersecurity incidents and data privacy breaches and respond to related evolving regulatory requirements; (y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (aa) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (bb) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (cc) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts, including the successful resolution or appeal of the verdict in the product lawsuit against the Company in which, in August 2024, a jury awarded approximately $288 million in damages to the plaintiffs, which was subsequently reduced to $81 million, and manage exposure in commercial or contractual disputes; (dd) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ee) explore a third-party investment in HDFS in a manner consistent with the Company's objectives and that does not adversely affect its business; (ff) manage risks related to outsourced functions and use of artificial intelligence; (gg) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (hh) optimize capital allocation in light of the Company's capital allocation priorities; (ii) manage impacts of activist shareholders or activist campaigns; (jj) manage the Company's share repurchase strategy; and (kk) manage issues related to climate change and related regulations.
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

The Company's operations, demand for its products, and its liquidity could be adversely impacted by changes in tariffs, inflation, work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, war or other hostilities, including the conflict in Ukraine and the Red Sea conflict, or other factors. Refer to Risk Factors under Item 1.A of this report and Risk Factors under Item 1.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
HDMC Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. There have been no material changes to the foreign currency exchange rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The Company purchases commodities for the use in the production of motorcycles. As a result, HDMC segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. There have been no material changes to the commodity market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
HDFS Segment
The Company has interest rate-sensitive financial instruments including financial receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its asset-backed securitization transactions. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
HDFS also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates, which it does not hedge. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The Company has foreign currency denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At March 31, 2025, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign currency denominated debt. During the first quarter of 2025, the Company entered into cross-currency swap agreements to mitigate foreign exchange risk on Euro-denominated medium-term notes issued within the period. The Company estimates that a 10% adverse change in the underlying foreign currency exchange rate and interest rate would result in a $65.1 million decrease in the fair value of these swap agreements. There have been no other material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information concerning the Company's market risk.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which have not materially changed except as set forth below. The following risk factors have been updated to reflect new developments and emerging risks related to governmental actions related to tariffs and international trade and the pending activist campaign by H Partners, one of the Company's largest shareholders.
•Changes in national policy, governmental actions related to tariffs or international trade agreements, as well as shifts in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, development, and investment in the regions where the Company operates, can significantly impact the Company's business. Such changes could lead to negative sentiments towards the Company, potentially depressing economic activity or restricting access to suppliers or customers, and thereby have a material adverse effect on the Company's business, results of operations and outlook. In January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on goods from various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on goods from the U.S., either generally or with respect to certain products. In certain circumstances the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. Since then, the U.S. has continued to impose tariffs on imported goods, and affected countries have responded by imposing tariffs on U.S. goods. In April 2025, the U.S. announced a baseline tariff of 10% on goods from all countries and instituted additional individualized reciprocal tariffs for countries with which the U.S. has significant trade deficits. The U.S. continues to implement new, reinstated or adjusted tariffs, and the Company expects that it will continue with this practice. Foreign countries subject to these U.S. tariffs continue to implement new, reinstated or adjusted rebalancing tariffs, and the Company expects that foreign countries will continue with that practice. For example, in February 2025, the U.S. imposed additional tariffs on imports from China, and China responded with retaliatory tariffs on U.S. goods. The U.S. and foreign countries may also amend, suspend or withdraw their respective recently-enacted tariffs at any time. If the recently-enacted tariffs are not amended, suspended or withdrawn, it is likely to negatively impact the Company’s ability to sell products domestically and internationally at or near current prices as tariffs impact the cost of raw materials, components and motorcycles.

For example, in 2018, the U.S. implemented tariffs on steel and aluminum imports into the U.S. from the EU, and in response, the EU implemented incremental rebalancing tariffs of 25% on certain products imported into the EU, including non-electric motorcycles. In April 2021, the incremental rebalancing tariffs started to apply, resulting in a 31% duty on the Company’s motorcycles imported into the EU from its manufacturing facilities in the U.S. and Thailand. These incremental tariffs were suspended in October 2021 pending negotiations between the U.S. and EU and were recently further suspended until July 14, 2025. Further, if the U.S. and EU are unable to reach a solution on the steel and aluminum tariffs, the EU has amended its 2018 incremental rebalancing tariffs on motorcycles, removing the additional tariff of 50% on U.S.-origin motorcycles and amending the tariff to 25%, effective July 14, 2025.

The U.S. tariffs and rebalancing tariffs that were recently enacted or that may be enacted have contributed to uncertainty about current global economic conditions. In addition to impacting the cost of motorcycles, sustained uncertainty could increase the cost of components and raw materials used to make the Company’s motorcycles and other products and result in a global economic slowdown and long-term changes to global trade. Higher production costs could make the Company’s motorcycles and other products less affordable for consumers, both in the U.S. and in foreign countries, and negatively impact consumer demand.
•The Company’s operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders. The Company’s future success depends on its continuing ability to: (i) identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization; (ii) effectively execute reorganization actions within expected costs and realize the expected benefits of those actions; and (iii) attract qualified and experienced independent directors for its Board of Directors. The Company is highly dependent on its senior management, other key personnel and its Board. The loss of key personnel or independent directors could adversely affect the Company’s operations and profitability. The current activist campaign by one of the Company’s largest shareholders, H Partners, contesting the composition of the Company's senior management and Board could adversely impact the Company's ability to attract and retain skilled employees and employees' productivity. An activist campaign of the type the Company is currently experiencing demands considerable time and attention from senior management, other key personnel and the Board, redirecting their focus away from implementing and overseeing the Company’s strategy. Any perceived uncertainties regarding the Company's future direction and control, its ability to execute its strategy, or alterations to the composition of its Board or senior management team as a result of the activist campaign could create a perception of instability or a shift in business direction, affecting the Company’s ability to attract or retain qualified personnel or independent directors. Further, the Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance, and the Company must effectively execute reorganization actions. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.
•Activist shareholders or activist campaigns could cause the Company to incur substantial costs, hinder the execution of the Company’s strategy or have other adverse impacts on the Company. The Company may receive proposals from shareholders requesting certain corporate actions that may not align with the Company’s business strategies or the interests of the Company’s other shareholders or be the target of activist campaigns aimed at pressuring the Company to take actions that do not align with the Company’s business strategies or the interests of the Company’s shareholders. For example, one of the Company’s largest shareholders, H Partners, launched an activist campaign during this year’s proxy season contesting the composition of the Company's senior management and Board. If the composition of the Company's senior management and Board are ultimately impacted by H Partner's activist campaign, it may adversely affect the Company's rigorous and comprehensive CEO search process, its ongoing Board refreshment efforts, and the execution of the Company's Hardwire strategic plan. A proxy contest is costly and time-consuming, requiring the Company to retain advisors on these matters, including legal, financial, and public relations, and requires significant time and attention by our Board and management, disrupting the Company’s operations by diverting their attention. Furthermore, the Company may become involved in legal proceedings stemming from the activist campaign, and such actions would serve as a further distraction to the Board and management and may require the Company to incur substantial additional costs. Any perceived uncertainties regarding the Company's future direction and control, its ability to execute its strategy, or alterations to the composition of its Board or senior management team as a result of the activist campaign could create a perception of instability or a shift in business direction. These perceived uncertainties may lead to the loss of potential business opportunities, hinder the pursuit of strategic initiatives, or restrict the Company’s ability to attract or retain qualified personnel and business partners, affecting the Company’s business, operating results, and the market price and volatility of its common stock.
The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended March 31, 2025:

2025 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	2,459	$28	2,459	21,533,240
February 1 to February 28	1,143,089	$27	1,143,089	20,595,192
March 1 to March 31	2,475,049	$25	2,475,049	18,121,245
	3,620,597	$26	3,620,597
In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 3.4 million shares on a discretionary basis during the quarter ended March 31, 2025 under this authorization. As of March 31, 2025, 18.1 million shares remained under this authorization.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2025, the Company acquired 208,602 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.

Item 5. Other Information
During the period ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Mark Kornetzke has informed the Company of his intention to retire from the position of Chief Accounting Officer, effective June 15, 2025, after which his employment may continue for a period of time as required to support the transition of his responsibilities. Bryan Beck, Director of Accounting and Financial Reporting, will serve as Chief Accounting Officer, effective June 16, 2025. Mr. Beck, aged 40, has been with the Company in his current position since 2022. Prior to joining Harley-Davidson, Mr. Beck worked at PricewaterhouseCoopers, a global public accounting and professional services firm, where he was promoted to Assurance Director in 2017 and worked in that position until he joined Harley-Davidson.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Officers' Certificate, dated March 12, 2025, pursuant to a fiscal agency agreement dated March 12, 2025, with the form of 4.000% Guaranteed Notes due 2030
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 6, 2025	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer and President, Commercial
(Principal financial officer)

Date: May 6, 2025	/s/ Mark R. Kornetzke
Mark R. Kornetzke
Chief Accounting Officer
(Principal accounting officer)