Form 10-Q
period 2025-06-30
HARLEY-DAVIDSON, INC.
filed 2025-08-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 121,552,837 shares of common stock as of July 30, 2025.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Motorcycles and related products	$1,049,660	$1,355,354	$2,133,909	$2,836,164
Financial services	257,438	263,539	502,399	512,336
	1,307,098	1,618,893	2,636,308	3,348,500
Costs and expenses:
Motorcycles and related products cost of goods sold	750,793	924,012	1,521,579	1,947,693
Financial services interest expense	93,574	93,741	182,508	182,480
Financial services provision for credit losses	49,738	56,030	103,072	117,040
Selling, administrative and engineering expense	300,557	304,008	556,214	597,105
	1,194,662	1,377,791	2,363,373	2,844,318
Operating income	112,436	241,102	272,935	504,182
Other income, net	14,477	15,879	30,750	36,443
Investment income	10,950	14,811	19,891	29,215
Interest expense	7,696	7,680	15,382	15,359
Income before income taxes	130,167	264,112	308,194	554,481
Income tax provision	24,422	48,706	71,652	106,842
Net income	105,745	215,406	236,542	447,639
Less: Loss attributable to noncontrolling interests	1,824	2,863	4,131	5,571
Net income attributable to Harley-Davidson, Inc.	$107,569	$218,269	$240,673	$453,210
Earnings per share:
Basic	$0.89	$1.64	$1.96	$3.36
Diluted	$0.88	$1.63	$1.95	$3.34
Cash dividends per share	$0.1800	$0.1725	$0.3600	$0.3450
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$105,745	$215,406	$236,542	$447,639
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	46,296	(6,895)	53,661	(38,189)
Derivative financial instruments	(5,759)	2,403	(17,824)	6,924
Pension and postretirement benefit plans	(776)	(824)	(1,553)	(1,647)
	39,761	(5,316)	34,284	(32,912)
Comprehensive income	145,506	210,090	270,826	414,727
Less: Comprehensive loss attributable to noncontrolling interests	1,824	2,863	4,131	5,571
Comprehensive income attributable to Harley-Davidson, Inc.	$147,330	$212,953	$274,957	$420,298
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2025	December 31, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$1,587,664	$1,589,608	$1,849,159
Accounts receivable, net	325,756	234,315	321,285
Finance receivables, net of allowance of $72,225, $72,244, and $67,626	2,127,866	2,031,496	2,472,784
Inventories, net	630,287	745,793	668,924
Restricted cash	149,782	135,661	137,486
Other current assets	327,260	259,764	188,002
Current assets	5,148,615	4,996,637	5,637,640
Finance receivables, net of allowance of $327,068, $328,939, and $325,891	5,198,356	5,256,798	5,545,780
Property, plant and equipment, net	729,491	757,072	720,423
Pension and postretirement assets	467,893	440,825	438,805
Goodwill	63,839	61,655	62,152
Deferred income taxes	166,800	175,826	158,580
Lease assets	71,938	63,853	61,916
Other long-term assets	203,513	128,913	134,946
	$12,050,445	$11,881,579	$12,760,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$367,380	$298,718	$377,067
Accrued liabilities	673,236	593,960	661,167
Short-term deposits, net	243,101	173,099	206,972
Short-term debt	503,353	640,204	497,792
Current portion of long-term debt, net	1,983,828	1,851,513	2,021,344
Current liabilities	3,770,898	3,557,494	3,764,342
Long-term deposits, net	294,783	377,487	297,121
Long-term debt, net	4,367,553	4,468,665	4,949,871
Lease liabilities	56,302	47,420	45,355
Pension and postretirement liabilities	52,189	53,874	58,886
Deferred income taxes	17,027	16,889	33,497
Other long-term liabilities	183,760	201,250	177,854
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,726	1,720	1,720
Additional paid-in-capital	1,806,340	1,792,523	1,775,049
Retained earnings	3,660,975	3,465,058	3,506,776
Accumulated other comprehensive loss	(298,422)	(332,706)	(337,874)
Treasury stock, at cost	(1,853,694)	(1,760,548)	(1,507,913)
Total Harley-Davidson, Inc. shareholders' equity	3,316,925	3,166,047	3,437,758
Noncontrolling interest	(8,992)	(7,547)	(4,442)
Total equity	3,307,933	3,158,500	3,433,316
	$12,050,445	$11,881,579	$12,760,242

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2025	December 31, 2024	June 30, 2024
Balances held by consolidated variable interest entities (Note 10):
Finance receivables, net - current	$612,594	$618,231	$581,314
Other assets	$6,904	$7,364	$6,438
Finance receivables, net - non-current	$2,138,414	$2,174,160	$2,136,611
Restricted cash - current and non-current	$162,523	$146,511	$144,755
Current portion of long-term debt, net	$697,146	$683,272	$656,993
Long-term debt, net	$1,630,545	$1,698,712	$1,700,345
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities (Note 6)	$509,492	$577,642
Cash flows from investing activities:
Capital expenditures	(65,560)	(87,835)
Origination of finance receivables	(1,765,951)	(2,095,952)
Collections on finance receivables	1,740,966	1,786,964
Other investing activities	691	(206)
Net cash used by investing activities	(89,854)	(397,029)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	647,088	495,856
Repayments of medium-term notes	(700,000)	—
Proceeds from securitization debt	497,790	547,618
Repayments of securitization debt	(584,153)	(506,489)
Borrowings of asset-backed commercial paper	155,000	351,429
Repayments of asset-backed commercial paper	(145,379)	(125,654)
Net decrease in unsecured commercial paper	(135,902)	(379,743)
Net (decrease) increase in deposits	(13,073)	56,007
Dividends paid	(44,756)	(47,359)
Repurchase of common stock	(93,140)	(209,675)
Other financing activities	6	8
Net cash (used) provided by financing activities	(416,519)	181,998
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,375	(10,821)
Net increase in cash, cash equivalents and restricted cash	$15,494	$351,790

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,740,854	$1,648,811
Net increase in cash, cash equivalents and restricted cash	15,494	351,790
Cash, cash equivalents and restricted cash, end of period	$1,756,348	$2,000,601

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,587,664	$1,849,159
Restricted cash	149,782	137,486
Restricted cash included in Other long-term assets	18,902	13,956
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,756,348	$2,000,601
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2024	171,982,732	$1,720	$1,792,523	$3,465,058	$(332,706)	$(1,760,548)	$3,166,047	$(7,547)	$3,158,500
Net income (loss)	—	—	—	133,104	—	—	133,104	(2,307)	$130,797
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,477)	—	(5,477)	—	$(5,477)
Dividends ($0.1800 per share)	—	—	—	(22,921)	—	—	(22,921)	—	$(22,921)
Repurchase of common stock	—	—	—	—	—	(93,871)	(93,871)	—	$(93,871)
Share-based compensation	576,785	6	5,291	—	—	—	5,297	1,365	$6,662
Balance, March 31, 2025	172,559,517	1,726	1,797,814	3,575,241	(338,183)	(1,854,419)	3,182,179	(8,489)	3,173,690
Net income (loss)	—	—	—	107,569	—	—	107,569	(1,824)	$105,745
Other comprehensive income, net of tax (Note 15)	—	—	—	—	39,761	—	39,761	—	$39,761
Dividends ($0.1800 per share)	—	—	—	(21,835)	—	—	(21,835)	—	$(21,835)
Repurchase of common stock	—	—	—	—	—	(45)	(45)	—	$(45)
Share-based compensation	5,651	—	8,526	—	—	770	9,296	1,321	$10,617
Balance, June 30, 2025	172,565,168	1,726	1,806,340	3,660,975	(298,422)	(1,853,694)	3,316,925	(8,992)	3,307,933
	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2023	171,218,640	$1,712	$1,752,435	$3,100,925	$(304,962)	$(1,297,302)	$3,252,808	$(513)	$3,252,295
Net income (loss)	—	—	—	234,941	—	—	234,941	(2,708)	$232,233
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(27,596)	—	(27,596)	—	$(27,596)
Dividends ($0.1725 per share)	—	—	—	(24,385)	—	—	(24,385)	—	$(24,385)
Repurchase of common stock	—	—	—	—	—	(108,620)	(108,620)	—	$(108,620)
Share-based compensation	745,160	8	10,565	—	—	—	10,573	1,586	$12,159
Balance, March 31, 2024	171,963,800	1,720	1,763,000	3,311,481	(332,558)	(1,405,922)	3,337,721	(1,635)	3,336,086
Net income (loss)	—	—	—	218,269	—	—	218,269	(2,863)	$215,406
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,316)	—	(5,316)	—	$(5,316)
Dividends ($0.1725 per share)	—	—	—	(22,974)	—	—	(22,974)	—	$(22,974)
Repurchase of common stock	—	—	—	—	—	(102,870)	(102,870)	—	$(102,870)
Share-based compensation	5,124	—	12,049	—	—	879	12,928	56	$12,984
Balance, June 30, 2024	171,968,924	1,720	1,775,049	3,506,776	(337,874)	(1,507,913)	3,437,758	(4,442)	3,433,316
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $11.1 million and $(3.8) million for the three month periods ended June 30, 2025 and June 30, 2024, respectively, and $20.5 million and $(6.7) million for the six month periods ended June 30, 2025 and June 30, 2024, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of June 30, 2025 and June 30, 2024, the Consolidated statements of operations for the three and six month periods then ended, the Consolidated statements of comprehensive income for the three and six month periods then ended, the Consolidated statements of cash flows for the six month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the six month periods ended June 30, 2025 and June 30, 2024.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to reduce complexity related to estimating expected credit losses for current accounts receivable and current contract asset balances accounted for under Topic 606. The main provisions of ASU 2025-05 provide (i) a practical expedient that allows all entities to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses accounted for under Topic 606 and (ii) an accounting policy election available to entities other than public business entities which allows such entities that elect the practical expedient to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The new guidance is effective for the fiscal years beginning after December 15, 2025. Early adoption is permitted in both interim and annual reporting periods. If elected, the amendments in ASU 2025-05 should be applied prospectively. The Company is still evaluating the impact ASU 2025-05 will have on the Company's consolidated financial statements.

3. Revenue
The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue.
Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
HDMC:
Motorcycles	$778,051	$1,068,693	$1,641,929	$2,290,233
Parts and accessories	186,874	193,865	330,307	360,058
Apparel	55,240	63,393	112,564	127,504
Licensing	5,944	5,485	9,002	14,414
Other	17,540	17,470	31,353	32,803
	1,043,649	1,348,906	2,125,155	2,825,012
LiveWire	6,011	6,448	8,754	11,152
Motorcycles and related products revenue	1,049,660	1,355,354	2,133,909	2,836,164

HDFS:
Interest income	214,988	222,578	424,457	433,913
Other	42,450	40,961	77,942	78,423
Financial services revenue	257,438	263,539	502,399	512,336
	$1,307,098	$1,618,893	$2,636,308	$3,348,500
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

	June 30, 2025	June 30, 2024
Balance, beginning of period	$56,753	$47,091
Balance, end of period	$81,914	$52,717
Previously recorded contract liabilities recognized as revenue in the three months ended June 30, 2025 and June 30, 2024 were $9.4 million and $7.6 million, respectively, and $17.8 million and $14.9 million in the six months ended June 30, 2025 and June 30, 2024, respectively. The Company expects to recognize approximately $30.3 million of the remaining unearned revenue over the next 12 months and $51.6 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the six months ended June 30, 2025 was 23.2% compared to 19.3% for the six months ended June 30, 2024.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to Harley-Davidson, Inc.	$107,569	$218,269	$240,673	$453,210

Basic weighted-average shares outstanding	121,521	133,412	122,727	134,759
Effect of dilutive securities – employee stock compensation plan	682	697	730	754
Diluted weighted-average shares outstanding	122,203	134,109	123,457	135,513
Net earnings per share:
Basic	$0.89	$1.64	$1.96	$3.36
Diluted	$0.88	$1.63	$1.95	$3.34
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.7 million and 0.5 million shares for the three months ended June 30, 2025 and June 30, 2024, respectively, and 2.1 million and 1.1 million shares for the six months ended June 30, 2025 and June 30, 2024, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Mutual funds	$32,854	$32,070	$34,392
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

	June 30, 2025	December 31, 2024	June 30, 2024
Raw materials and work in process	$322,451	$353,819	$297,580
Motorcycle finished goods	333,347	411,442	368,692
Parts and accessories and apparel	108,495	110,591	133,477
Inventory at lower of FIFO cost or net realizable value	764,293	875,852	799,749
Excess of FIFO over LIFO cost	(134,006)	(130,059)	(130,825)
	$630,287	$745,793	$668,924
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $537.9 million, $550.6 million, and $504.1 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Future maturities of the Company's certificates of deposit as of June 30, 2025 were as follows (in thousands):

2025	51,507
2026	264,989
2027	169,032
2028	18,500
2029	15,200
Thereafter	19,790
Future maturities	539,018
Unamortized fees	(1,134)
$537,884
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$236,542	$447,639
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	82,129	80,376
Amortization of deferred loan origination costs	32,489	36,466
Amortization of financing origination fees	6,630	6,793
Income related to long-term employee benefits	(27,526)	(26,143)
Employee benefit plan contributions and payments	(3,256)	(2,593)
Stock compensation expense	17,407	28,995
Net change in wholesale finance receivables related to sales	(145,174)	(388,030)
Provision for credit losses	103,072	117,040
Deferred income taxes	13,856	146
Other, net	1,592	14,965
Changes in current assets and liabilities:
Accounts receivable, net	(66,851)	(65,927)
Finance receivables – accrued interest and other	4,999	2,759
Inventories, net	142,996	235,539
Accounts payable and accrued liabilities	136,098	64,166
Other current assets	(25,511)	25,451
	272,950	130,003
Net cash provided by operating activities	$509,492	$577,642
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
Finance receivables, net were as follows (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Retail finance receivables	$6,593,043	$6,681,106	$6,993,930
Wholesale finance receivables	1,132,472	1,008,371	1,418,151
	7,725,515	7,689,477	8,412,081
Allowance for credit losses	(399,293)	(401,183)	(393,517)
	$7,326,222	$7,288,294	$8,018,564
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the second quarter of 2025, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence.
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
Changes in the Company's allowance for credit losses on its finance receivables by portfolio were as follows (in thousands):

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$368,476	$24,702	$393,178	$378,373	$22,810	$401,183
Provision for credit losses	49,975	(237)	49,738	100,776	2,296	103,072
Charge-offs	(61,306)	—	(61,306)	(138,840)	(641)	(139,481)
Recoveries	17,683	—	17,683	34,519	—	34,519
Balance, end of period	$374,828	$24,465	$399,293	$374,828	$24,465	$399,293
	Three months ended June 30, 2024			Six months ended June 30, 2024
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$365,411	$14,950	$380,361	$367,037	$14,929	$381,966
Provision for credit losses	55,289	741	56,030	116,278	762	117,040
Charge-offs	(60,712)	—	(60,712)	(142,080)	—	(142,080)
Recoveries	17,838	—	17,838	36,591	—	36,591
Balance, end of period	$377,826	$15,691	$393,517	$377,826	$15,691	$393,517
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

The amortized cost along with period gross charge-offs of the Company's U.S. and Canadian retail finance receivables by vintage and credit quality indicator was as follows (in thousands):

	June 30, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$549,485	$828,526	$545,156	$335,566	$142,404	$52,812	$2,453,949
Prime	571,939	870,644	671,113	521,027	271,193	141,509	3,047,425
Sub-prime	212,031	263,677	180,987	142,291	90,893	70,602	960,481
	1,333,455	1,962,847	1,397,256	998,884	504,490	264,923	6,461,855
Canadian Retail:
Super prime	19,449	29,869	23,599	13,497	5,522	2,131	94,067
Prime	5,956	7,736	7,359	5,444	3,261	2,305	32,061
Sub-prime	1,019	1,524	1,026	682	305	504	5,060
	26,424	39,129	31,984	19,623	9,088	4,940	131,188
	$1,359,879	$2,001,976	$1,429,240	$1,018,507	$513,578	$269,863	$6,593,043
Gross charge-offs for the six months ended June 30, 2025:
U.S. Retail	$552	$35,544	$41,325	$32,086	$16,614	$10,125	$136,246
Canadian Retail	—	748	630	592	292	332	2,594
	$552	$36,292	$41,955	$32,678	$16,906	$10,457	$138,840

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$1,040,491	$694,941	$449,697	$206,974	$67,668	$28,606	$2,488,377
Prime	1,042,910	821,719	659,000	363,507	141,495	82,771	3,111,402
Sub-prime	318,689	224,656	180,048	119,457	58,297	47,624	948,771
	2,402,090	1,741,316	1,288,745	689,938	267,460	159,001	6,548,550
Canadian Retail:
Super prime	36,011	29,098	17,468	8,330	3,179	1,096	95,182
Prime	9,111	8,687	6,724	4,033	2,212	1,524	32,291
Sub-prime	1,701	1,229	972	435	462	284	5,083
	46,823	39,014	25,164	12,798	5,853	2,904	132,556
	$2,448,913	$1,780,330	$1,313,909	$702,736	$273,313	$161,905	$6,681,106
Gross charge-offs for the year ended December 31, 2024:
U.S. Retail	$18,322	$92,489	$90,023	$47,678	$19,628	$17,143	$285,283
Canadian Retail	241	1,474	1,398	755	391	464	4,723
	$18,563	$93,963	$91,421	$48,433	$20,019	$17,607	$290,006

	June 30, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$684,675	$858,653	$575,749	$282,472	$103,657	$53,898	$2,559,104
Prime	682,513	988,918	810,245	462,594	194,018	136,465	3,274,753
Sub-prime	207,576	275,532	222,858	150,961	78,021	72,736	1,007,684
	1,574,764	2,123,103	1,608,852	896,027	375,696	263,099	6,841,541
Canadian Retail:
Super prime	25,927	38,107	23,842	12,492	5,744	2,558	108,670
Prime	6,535	11,106	8,880	5,513	3,232	2,680	37,946
Sub-prime	1,282	1,593	1,213	537	643	505	5,773
	33,744	50,806	33,935	18,542	9,619	5,743	152,389
	$1,608,508	$2,173,909	$1,642,787	$914,569	$385,315	$268,842	$6,993,930
Gross charge-offs for the six months ended June 30, 2024:
U.S. Retail	$615	$42,843	$48,949	$26,374	$11,088	$9,932	$139,801
Canadian Retail	—	740	704	398	187	250	2,279
	$615	$43,583	$49,653	$26,772	$11,275	$10,182	$142,080
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	June 30, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
Non-Performing	$901	$1,017	$287	$—	$—	$—	$2,205
Doubtful	23,393	20,292	2,552	50	—	8,537	54,824
Substandard	3,542	4,215	127	—	—	—	7,884
Special Mention	6,135	2,250	168	—	71	—	8,624
Medium Risk	4,320	1,006	156	—	—	—	5,482
Low Risk	791,701	198,540	24,938	35,801	1,321	1,152	1,053,453
	$829,992	$227,320	$28,228	$35,851	$1,392	$9,689	$1,132,472
Gross charge-offs for the six months ended June 30, 2025:
Wholesale	$1	$506	$134	$—	$—	$—	$641

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$6,430	$4,702	$129	$—	$—	$2	$11,263
Doubtful	25,827	3,869	139	—	—	8,196	38,031
Substandard	14,470	2,928	—	—	—	—	17,398
Special Mention	3,162	362	19	—	—	—	3,543
Medium Risk	1,471	271	—	—	—	—	1,742
Low Risk	808,771	83,611	38,815	1,702	3,358	137	936,394
	$860,131	$95,743	$39,102	$1,702	$3,358	$8,335	$1,008,371
Gross charge-offs for the year ended December 31, 2024:
Wholesale	$709	$710	$42	$—	$—	$1	$1,462

	June 30, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$2,738	$2,672	$145	$—	$—	$5	$5,560
Doubtful	5,105	4,661	144	—	—	9	9,919
Substandard	11,038	4,943	98	—	—	—	16,079
Special Mention	2,934	986	96	—	—	211	4,227
Medium Risk	—	—	—	—	—	—	—
Low Risk	1,088,176	236,891	41,749	3,877	3,716	7,957	1,382,366
	$1,109,991	$250,153	$42,232	$3,877	$3,716	$8,182	$1,418,151
Gross charge-offs for the six months ended June 30, 2024:
Wholesale	$—	$—	$—	$—	$—	$—	$—
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against HDFS interest income when the account is charged-off. The Company reversed $8.2 million and $7.6 million of accrued interest against HDFS interest income during the three months ended June 30, 2025 and June 30, 2024, respectively, and $17.6 million and $17.1 million during the six months ended June 30, 2025 and June 30, 2024, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of June 30, 2025, December 31, 2024, and June 30, 2024, all retail finance receivables were accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against HDFS interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts for the three months ended June 30, 2025 and June 30, 2024, and as such, the Company did not reverse any wholesale accrued interest in those periods. The Company reversed $0.1 million of accrued interest related to the charge-off of Non-Performing dealer loans during the six months ended June 30, 2025. There were no charged off accounts for the six months ended June 30, 2024, and as such, the Company did not reverse any wholesale accrued interest in this period.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2025	June 30, 2025	Recognized
Wholesale:
No related allowance recorded	$7,510	$—	$—
Related allowance recorded	3,753	2,205	53
	$11,263	$2,205	$53

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2024	June 30, 2024	Recognized
Wholesale:
No related allowance recorded	$—	$5,560	$246
Related allowance recorded	—	—	—
	$—	$5,560	$246

The aging analysis of the Company's finance receivables was as follows (in thousands):

	June 30, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$6,342,019	$150,788	$54,983	$45,253	$—	$251,024	$6,593,043
Wholesale	1,128,499	1,157	653	1,712	451	3,973	1,132,472
	$7,470,518	$151,945	$55,636	$46,965	$451	$254,997	$7,725,515

	December 31, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$6,368,447	$178,752	$69,257	$64,650	$—	$312,659	$6,681,106
Wholesale	1,002,584	3,463	718	1,080	526	5,787	1,008,371
	$7,371,031	$182,215	$69,975	$65,730	$526	$318,446	$7,689,477

	June 30, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$6,753,883	$148,590	$49,790	$41,667	$—	$240,047	$6,993,930
Wholesale	1,417,053	715	219	68	96	1,098	1,418,151
	$8,170,936	$149,305	$50,009	$41,735	$96	$241,145	$8,412,081
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of June 30, 2025, December 31, 2024, and June 30, 2024. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	June 30, 2025			December 31, 2024			June 30, 2024
	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)
Foreign currency contracts	$396,336	$647	$15,940	$455,322	$19,778	$148	$451,331	$8,789	$1,069
Commodity contracts	809	16	24	663	59	—	698	18	20
Cross-currency swaps	1,416,994	132,109	—	759,780	—	34,709	1,420,560	—	33,206
	$1,814,139	$132,772	$15,964	$1,215,765	$19,837	$34,857	$1,872,589	$8,807	$34,295

	Derivative Financial Instruments Not Designated as Hedging Instruments
	June 30, 2025			December 31, 2024			June 30, 2024
	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities	Notional Value	Assets(c)	Liabilities
Commodity contracts	$3,280	$—	$65	$3,489	$—	$163	$3,750	$9	$160
Interest rate caps	133,898	—	—	272,997	2	—	430,005	260	—
	$137,178	$—	$65	$276,486	$2	$163	$433,755	$269	$160
(a)Includes $34.7 million and $5.3 million of cross-currency swaps recorded in Other long-term liabilities as of December 31, 2024 and June 30, 2024, respectively, with all remaining amounts recorded in Accrued liabilities.
(b)Includes $61.2 million of cross-currency swaps recorded in Other long-term assets as of June 30, 2025, with all remaining amounts recorded in Other current assets.
(c)Includes $0.3 million of interest rate caps recorded in Other long-term assets as of June 30, 2024, with all remaining amounts recorded in Other current assets.
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign currency contracts	$(21,953)	$6,875	$(30,546)	$22,781	$5,749	$3,447	$9,148	$6,969
Commodity contracts	(140)	(10)	(9)	(113)	—	(93)	58	(244)
Cross-currency swaps	136,721	(6,682)	166,818	(45,126)	116,669	(10,413)	150,989	(42,146)
Treasury rate lock contracts	—	(4,293)	—	(4,293)	(211)	(41)	(422)	(37)
Swap rate lock contracts	—	—	—	—	(148)	(148)	(294)	(296)
	$114,628	$(4,110)	$136,263	$(26,751)	$122,059	$(7,248)	$159,479	$(35,754)
The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended June 30, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$750,793	$300,557	$7,696	$93,574
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	5,749	—	—	—
Commodity contracts	—	—	—	—
Cross-currency swaps	—	116,669	—	—
Treasury rate lock contracts	—	—	(91)	(120)
Swap rate lock contracts	—	—	—	(148)
	Three months ended June 30, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$924,012	$304,008	$7,680	$93,741
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	3,447	—	—	—
Commodity contracts	(93)	—	—	—
Cross-currency swaps	—	(10,413)	—	—
Treasury rate lock contracts	—	—	(91)	50
Swap rate lock contracts	—	—	—	(148)

	Six months ended June 30, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,521,579	$556,214	$15,382	$182,508
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	9,148	—	—	—
Commodity contracts	58	—	—	—
Cross-currency swaps	—	150,989	—	—
Treasury rate lock contracts	—	—	(182)	(240)
Swap rate lock contracts	—	—	—	(294)

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Six months ended June 30, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,947,693	$597,105	$15,359	$182,480
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	6,969	—	—	—
Commodity contracts	(244)	—	—	—
Cross-currency swaps	—	(42,146)	—	—
Treasury rate lock contracts	—	—	(182)	145
Swap rate lock contracts	—	—	—	(296)
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at June 30, 2025, estimated to be reclassified into income over the next 12 months was $70.1 million.
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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign currency contracts	$3,208	$779	$5,366	$2,694
Commodity contracts	(65)	(184)	(122)	(193)
Interest rate caps	—	(68)	(2)	(205)
	$3,143	$527	$5,242	$2,296
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
9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Unsecured commercial paper	$503,353	$640,204	$497,792
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$60,761	$77,381	$91,379
Asset-backed U.S. commercial paper conduit facility	461,477	431,846	435,930
Asset-backed securitization debt	1,872,229	1,956,383	1,928,141
Unamortized discounts and debt issuance costs	(6,015)	(6,245)	(6,733)
	2,388,452	2,459,365	2,448,717

		June 30, 2025	December 31, 2024	June 30, 2024
Unsecured notes (at par value):
Medium-term notes:
Due in 2024, issued November 2019(a)	3.14%	—	—	642,786
Due in 2025, issued June 2020	3.35%	—	700,000	700,000
Due in 2026, issued April 2023(b)	6.36%	820,393	727,104	749,917
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	700,000	700,000
Due in 2029, issued June 2024	5.95%	500,000	500,000	500,000
Due in 2030, issued March 2025(c)	5.61%	714,914	—	—
Unamortized discounts and debt issuance costs		(19,542)	(13,091)	(16,643)
		3,215,765	3,114,013	3,776,060
Senior notes:
Due in 2025, issued July 2015	3.50%	450,000	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(2,836)	(3,200)	(3,562)
		747,164	746,800	746,438
		3,962,929	3,860,813	4,522,498
Long-term debt		6,351,381	6,320,178	6,971,215
Current portion of long-term debt, net		(1,983,828)	(1,851,513)	(2,021,344)
Long-term debt, net		$4,367,553	$4,468,665	$4,949,871
(a)€600.0 million par value remeasured to U.S. dollar at June 30, 2024
(b)€700.0 million par value remeasured to U.S. dollar at June 30, 2025, December 31, 2024, and June 30, 2024, respectively
(c)€610.0 million par value remeasured to U.S. dollar at June 30, 2025

Future principal payments of the Company's debt obligations as of June 30, 2025 were as follows (in thousands):

2025	$1,296,133
2026	1,485,209
2027	1,098,767
2028	1,243,632
2029	714,210
Thereafter	1,045,176
Future principal payments	6,883,127
Unamortized discounts and debt issuance costs	(28,393)
$6,854,734

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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	June 30, 2025
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,397,144	$(137,016)	$129,665	$4,412	$2,394,205	$1,866,214
Asset-backed U.S. commercial paper conduit facility	520,562	(29,682)	32,858	2,492	526,230	461,477
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	69,429	(3,288)	6,161	141	72,443	60,761
	$2,987,135	$(169,986)	$168,684	$7,045	$2,992,878	$2,388,452

	December 31, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,470,147	$(140,632)	$118,310	$5,260	$2,453,085	$1,950,138
Asset-backed U.S. commercial paper conduit facility	490,766	(27,890)	28,201	2,104	493,181	431,846
Unconsolidated VIEs:

Asset-backed Canadian commercial paper conduit facility	90,122	(4,215)	4,735	234	90,876	77,381
	$3,051,035	$(172,737)	$151,246	$7,598	$3,037,142	$2,459,365

	June 30, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,404,604	$(130,484)	$116,550	$4,685	$2,395,355	$1,921,408
Asset-backed U.S. commercial paper conduit facility	469,244	(25,439)	28,205	1,753	473,763	435,930
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	105,710	(4,744)	6,687	142	107,795	91,379
	$2,979,558	$(160,667)	$151,442	$6,580	$2,976,913	$2,448,717
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs that in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2026 to 2033.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2025			2024
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$—	$—	$—
Second quarter	584.4	500.0	497.8	607.8	550.0	547.6
	$584.4	$500.0	$497.8	$607.8	$550.0	$547.6
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2025, the U.S. Conduit Facility had an expiration date of November 21, 2025.
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
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows (in millions):

	2025		2024
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$179.5	$155.0	$334.8	$306.0
Second quarter	—	—	—	—
	$179.5	$155.0	$334.8	$306.0
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2025, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$165.0 million. The transferred assets are restricted as collateral for the payment of the associated debt.
Availability under the Canadian Conduit is based on, among other things, the amount and credit performance of eligible Canadian retail motorcycle finance receivables held as collateral. As of March 31, 2025, the Company was temporarily unable to draw on the Canadian Conduit as a result of elevated credit losses. The June 2025 renewal restored the Company's access to the Canadian Conduit facility and increased credit loss thresholds for future periods.
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2025, the Canadian Conduit had an expiration date of June 30, 2026.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $11.7 million at June 30, 2025. The maximum exposure is not an indication of the Company's expected loss exposure.
There were no finance receivable transfers under the Canadian Conduit Facility during the first six months of 2025. Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows in 2024 (in millions):

	2024
	Transfers	Proceeds
First quarter	$34.9	$28.6
Second quarter	20.6	16.9
	$55.5	$45.5
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2025
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,270,875	$1,036,092	$234,783
Marketable securities	32,854	32,854	—
Derivative financial instruments	132,772	—	132,772
	$1,436,501	$1,068,946	$367,555
Liabilities:
Derivative financial instruments	$16,029	$—	$16,029
LiveWire warrants	1,549	1,013	536
	$17,578	$1,013	$16,565
	December 31, 2024
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,275,561	$1,000,933	$274,628
Marketable securities	32,070	32,070	—
Derivative financial instruments	19,839	—	19,839
	$1,327,470	$1,033,003	$294,467
Liabilities:
Derivative financial instruments	$35,020	$—	$35,020
LiveWire warrants	1,549	1,013	536
	$36,569	$1,013	$35,556
	June 30, 2024
	Balance	Level 1	Level 2
Assets:
Cash equivalents	$1,435,709	$1,296,000	$139,709
Marketable securities	34,392	34,392	—
Derivative financial instruments	9,076	—	9,076
	$1,479,177	$1,330,392	$148,785
Liabilities:
Derivative financial instruments	$34,455	$—	$34,455
LiveWire warrants	5,769	$3,774	$1,995
	$40,224	$3,774	$36,450

Nonrecurring Fair Value Measurements – Repossessed inventory was $25.6 million, $27.1 million and $25.5 million as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively, for which the fair value adjustment was a decrease of $10.8 million, $18.4 million and $10.1 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	June 30, 2025		December 31, 2024		June 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables, net	$7,423,293	$7,326,222	$7,342,319	$7,288,294	$8,041,027	$8,018,564
Liabilities:
Deposits, net	$541,418	$537,884	$555,902	$550,586	$516,621	$504,093
Debt:
Unsecured commercial paper	$503,353	$503,353	$640,204	$640,204	$497,792	$497,792
Asset-backed U.S. commercial paper conduit facility	$461,477	$461,477	$431,846	$431,846	$435,930	$435,930
Asset-backed Canadian commercial paper conduit facility	$60,761	$60,761	$77,381	$77,381	$91,379	$91,379
Asset-backed securitization debt	$1,877,186	$1,866,214	$1,955,006	$1,950,138	$1,918,596	$1,921,408
Medium-term notes	$3,267,379	$3,215,765	$3,127,710	$3,114,013	$3,762,182	$3,776,060
Senior notes	$687,885	$747,164	$683,624	$746,800	$678,553	$746,438
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

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance, beginning of period	$71,461	$67,159	$71,591	$64,144
Warranties issued during the period	11,733	14,556	24,055	29,188
Settlements made during the period	(14,391)	(16,091)	(27,410)	(29,846)
Recalls and changes to pre-existing warranty liabilities	5,146	4,009	5,713	6,147
Balance, end of period	$73,949	$69,633	$73,949	$69,633
The liability for recall campaigns, included in the balance above, was $21.7 million, $21.0 million and $15.7 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.
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

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pension and SERPA Benefits:
Service cost	$963	$1,175	$1,926	$2,350
Interest cost	20,501	20,118	41,002	40,237
Expected return on plan assets	(32,799)	(33,143)	(65,598)	(66,286)
Amortization of unrecognized:
Prior service cost	380	188	760	376
Net gain	(174)	(163)	(348)	(326)
Special retirement benefit cost	—	1,722	—	1,722
Net periodic benefit income	$(11,129)	$(10,103)	$(22,258)	$(21,927)
Postretirement Healthcare Benefits:
Service cost	$643	$723	$1,286	$1,446
Interest cost	2,618	2,694	5,236	5,388
Expected return on plan assets	(4,675)	(4,424)	(9,350)	(8,848)
Amortization of unrecognized:
Prior service cost (credit)	149	149	298	298
Net gain	(1,369)	(1,250)	(2,738)	(2,500)
Net periodic benefit income	$(2,634)	$(2,108)	$(5,268)	$(4,216)
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
Product Liability Matter – In August 2024, a jury awarded approximately $288 million in damages to the plaintiffs in a product lawsuit against the Company. In November 2024, the award for damages was reduced to $81 million. The Company has recorded a liability for its estimated loss based on the Company's legal assessment of the expected outcome. The Company has also recorded an asset reflecting its estimate of the insurance proceeds related to the estimated loss recognized for this matter.
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
15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended June 30, 2025
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(83,737)	$(4,523)	$(249,923)	$(338,183)
Other comprehensive income, before reclassifications	46,296	114,628	—	160,924
Income tax expense	—	(27,412)	—	(27,412)
	46,296	87,216	—	133,512
Reclassifications:
Net gain on derivative financial instruments	—	(122,059)	—	(122,059)
Prior service credits(a)	—	—	529	529
Actuarial gains(a)	—	—	(1,543)	(1,543)
Reclassifications before tax	—	(122,059)	(1,014)	(123,073)
Income tax benefit	—	29,084	238	29,322
	—	(92,975)	(776)	(93,751)
Other comprehensive income (loss)	46,296	(5,759)	(776)	39,761
Balance, end of period	$(37,441)	$(10,282)	$(250,699)	$(298,422)

	Three months ended June 30, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(100,033)	$(2,080)	$(230,445)	$(332,558)
Other comprehensive loss, before reclassifications	(6,895)	(4,110)	—	(11,005)
Income tax benefit	—	1,006	—	1,006
	(6,895)	(3,104)	—	(9,999)
Reclassifications:
Net loss on derivative financial instruments	—	7,247	—	7,247
Prior service credits(a)	—	—	337	337
Actuarial gains(a)	—	—	(1,413)	(1,413)
Reclassifications before tax	—	7,247	(1,076)	6,171
Income tax (expense) benefit	—	(1,740)	252	(1,488)
	—	5,507	(824)	4,683
Other comprehensive (loss) income	(6,895)	2,403	(824)	(5,316)
Balance, end of period	$(106,928)	$323	$(231,269)	$(337,874)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

	Six months ended June 30, 2025
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(91,102)	$7,542	$(249,146)	$(332,706)
Other comprehensive income, before reclassifications	55,668	136,263	—	191,931
Income tax benefit (expense)	(2,007)	(32,602)	—	(34,609)
	53,661	103,661	—	157,322
Reclassifications:
Net gain on derivative financial instruments	—	(159,479)	—	(159,479)
Prior service credits(a)	—	—	1,058	1,058
Actuarial gains(a)	—	—	(3,086)	(3,086)
Reclassifications before tax	—	(159,479)	(2,028)	(161,507)
Income tax benefit	—	37,994	475	38,469
	—	(121,485)	(1,553)	(123,038)
Other comprehensive income (loss)	53,661	(17,824)	(1,553)	34,284
Balance, end of period	$(37,441)	$(10,282)	$(250,699)	$(298,422)

	Six months ended June 30, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,739)	$(6,601)	$(229,622)	$(304,962)
Other comprehensive loss, before reclassifications	(38,200)	(26,751)	—	(64,951)
Income tax benefit	11	6,419	—	6,430
	(38,189)	(20,332)	—	(58,521)
Reclassifications:
Net loss on derivative financial instruments	—	35,753	—	35,753
Prior service credits(a)	—	—	674	674
Actuarial gains(a)	—	—	(2,826)	(2,826)
Reclassifications before tax	—	35,753	(2,152)	33,601
Income tax (expense) benefit	—	(8,497)	505	(7,992)
	—	27,256	(1,647)	25,609
Other comprehensive (loss) income	(38,189)	6,924	(1,647)	(32,912)
Balance, end of period	$(106,928)	$323	$(231,269)	$(337,874)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
HDMC:
Revenue	$1,043,649	$1,348,906	$2,125,155	$2,825,012
Motorcycles and related products cost of goods sold	744,944	915,780	1,511,206	1,930,816
Gross profit	298,705	433,126	613,949	894,196
Selling, administrative and engineering expense:
People expenses(a)	90,566	110,617	171,874	213,747
Marketing and advertising expenses(b)	48,919	32,980	80,914	65,220
Other segment items(c)	97,904	91,624	183,574	178,878
Operating income	61,316	197,905	177,587	436,351
LiveWire:
Revenue	6,011	6,448	8,754	11,152
Motorcycles and related products cost of goods sold	5,849	8,232	10,373	16,877
Gross profit	162	(1,784)	(1,619)	(5,725)
Selling, administrative and engineering expense	18,815	26,382	36,842	51,682
Operating loss	(18,653)	(28,166)	(38,461)	(57,407)
HDFS:
Financial services revenue	257,438	263,539	502,399	512,336
Financial services interest expense	93,574	93,741	182,508	182,480
Financial services provision for credit losses	49,738	56,030	103,072	117,040
Selling and administrative expense	44,353	42,405	83,010	87,578
Operating income	69,773	71,363	133,809	125,238
Operating income	$112,436	$241,102	$272,935	$504,182
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

Additional segment information is set forth below (in thousands):

	(Unaudited)		(Unaudited)
	June 30, 2025	December 31, 2024	June 30, 2024
Assets:
HDMC	$3,616,903	$3,630,710	$3,634,831
LiveWire	109,770	147,960	204,916
HDFS	8,323,772	8,102,909	8,920,495
Consolidated	$12,050,445	$11,881,579	$12,760,242

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Depreciation and Amortization:
HDMC	$35,420	$33,764	$71,679	$70,726
LiveWire	2,588	2,716	5,673	5,042
HDFS	2,417	2,392	4,777	4,608
Consolidated	$40,425	$38,872	$82,129	$80,376

	Six months ended
	June 30, 2025	June 30, 2024
Capital expenditures:
HDMC	$63,287	$81,970
LiveWire	2,043	5,080
HDFS	230	785
Consolidated	$65,560	$87,835

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

	Three months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,052,206	$—	$(2,546)	$1,049,660
Financial services	—	258,834	(1,396)	257,438
	1,052,206	258,834	(3,942)	1,307,098
Costs and expenses:
Motorcycles and related products cost of goods sold	750,793	—	—	750,793
Financial services interest expense	—	93,574	—	93,574
Financial services provision for credit losses	—	49,738	—	49,738
Selling, administrative and engineering expense	257,361	46,884	(3,688)	300,557
	1,008,154	190,196	(3,688)	1,194,662
Operating income	44,052	68,638	(254)	112,436
Other income, net	14,477	—	—	14,477
Investment income	10,950	—	—	10,950
Interest expense	7,696	—	—	7,696
Income before income taxes	61,783	68,638	(254)	130,167
Income tax provision	7,976	16,446	—	24,422
Net income	53,807	52,192	(254)	105,745
Less: (income) loss attributable to noncontrolling interests	1,824	$—	$—	$1,824
Net income attributable to Harley-Davidson, Inc.	$55,631	$52,192	$(254)	$107,569

	Six months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$2,138,719	$—	$(4,810)	$2,133,909
Financial services	—	504,551	(2,152)	502,399
	2,138,719	504,551	(6,962)	2,636,308
Costs and expenses:
Motorcycles and related products cost of goods sold	1,521,579	—	—	1,521,579
Financial services interest expense	—	182,508	—	182,508
Financial services provision for credit losses	—	103,072	—	103,072
Selling, administrative and engineering expense	475,309	87,820	(6,915)	556,214
	1,996,888	373,400	(6,915)	2,363,373
Operating income	141,831	131,151	(47)	272,935
Other income, net	30,750	—	—	30,750
Investment income	19,891	—	—	19,891
Interest expense	15,382	—	—	15,382
Income before income taxes	177,090	131,151	(47)	308,194
Provision for income taxes	40,744	30,908	—	71,652
Net income	136,346	100,243	(47)	236,542
Less: (income) loss attributable to noncontrolling interests	4,131	—	—	4,131
Net income attributable to Harley-Davidson, Inc.	$140,477	$100,243	$(47)	$240,673

	Three months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,357,953	$—	$(2,599)	$1,355,354
Financial Services	—	264,220	(681)	263,539
	1,357,953	264,220	(3,280)	1,618,893
Costs and expenses:
Motorcycles and Related Products cost of goods sold	924,012	—	—	924,012
Financial Services interest expense	—	93,741	—	93,741
Financial Services provision for credit losses	—	56,030	—	56,030
Selling, administrative and engineering expense	262,188	45,004	(3,184)	304,008
	1,186,200	194,775	(3,184)	1,377,791
Operating income	171,753	69,445	(96)	241,102
Other income, net	15,879	—	—	15,879
Investment income	14,811	—	—	14,811
Interest expense	7,680	—	—	7,680
Income before income taxes	194,763	69,445	(96)	264,112
Provision for income taxes	32,032	16,674	—	48,706
Net income	162,731	52,771	(96)	215,406
Less: (income) loss attributable to noncontrolling interests	2,863	—	—	2,863
Net income attributable to Harley-Davidson, Inc.	$165,594	$52,771	$(96)	$218,269

	Six months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$2,840,712	$—	$(4,548)	$2,836,164
Financial services	—	513,459	(1,123)	512,336
	2,840,712	513,459	(5,671)	3,348,500
Costs and expenses:
Motorcycles and related products cost of goods sold	1,947,693	—	—	1,947,693
Financial services interest expense	—	182,480	—	182,480
Financial services provision for credit losses	—	117,040	—	117,040
Selling, administrative and engineering expense	510,661	92,126	(5,682)	597,105
	2,458,354	391,646	(5,682)	2,844,318
Operating income	382,358	121,813	11	504,182
Other income, net	36,443	—	—	36,443
Investment income	29,215	—	—	29,215
Interest expense	15,359	—	—	15,359
Income before income taxes	432,657	121,813	11	554,481
Provision for income taxes	77,562	29,280	—	106,842
Net income	355,095	92,533	11	447,639
Less: (income) loss attributable to noncontrolling interests	5,571	—	—	5,571
Net income attributable to Harley-Davidson, Inc.	$360,666	$92,533	$11	$453,210

	Three months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$53,807	$52,192	$(254)	$105,745
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39,941	6,355	—	46,296
Derivative financial instruments	(21,234)	15,475	—	(5,759)
Pension and postretirement benefit plans	(776)	—	—	(776)
	17,931	21,830	—	39,761
Comprehensive income	71,738	74,022	(254)	145,506
Less: Comprehensive loss attributable to noncontrolling interests	1,824	—	—	1,824
Comprehensive income attributable to Harley-Davidson, Inc.	$73,562	$74,022	$(254)	$147,330

	Six months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$136,346	$100,243	$(47)	$236,542
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	46,142	7,519	—	53,661
Derivative financial instruments	(30,284)	12,460	—	(17,824)
Pension and postretirement benefit plans	(1,553)	—	—	(1,553)
	14,305	19,979	—	34,284
Comprehensive income	150,651	120,222	(47)	270,826
Less: Comprehensive loss attributable to noncontrolling interests	4,131	—	—	4,131
Comprehensive income attributable to Harley-Davidson, Inc.	$154,782	$120,222	$(47)	$274,957

	Three months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$162,731	$52,771	$(96)	$215,406
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,607)	(1,288)	—	(6,895)
Derivative financial instruments	2,756	(353)	—	2,403
Pension and postretirement benefit plans	(824)	—	—	(824)
	(3,675)	(1,641)	—	(5,316)
Comprehensive income	159,056	51,130	(96)	210,090
Less: Comprehensive loss attributable to noncontrolling interests	2,863	—	—	2,863
Comprehensive income attributable to Harley-Davidson, Inc.	$161,919	$51,130	$(96)	$212,953

	Six months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$355,095	$92,533	$11	$447,639
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(33,992)	(4,197)	—	(38,189)
Derivative financial instruments	12,338	(5,414)	—	6,924
Pension and postretirement benefit plans	(1,647)	—	—	(1,647)
	(23,301)	(9,611)	—	(32,912)
Comprehensive income	331,794	82,922	11	414,727
Less: Comprehensive loss attributable to noncontrolling interests	5,571	—	—	5,571
Comprehensive income attributable to Harley-Davidson, Inc.	$337,365	$82,922	$11	$420,298

	June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,067,346	$520,318	$—	$1,587,664
Accounts receivable, net	602,064	99	(276,407)	325,756
Finance receivables, net	—	2,127,866	—	2,127,866
Inventories, net	630,287	—	—	630,287
Restricted cash	—	149,782	—	149,782
Other current assets	249,430	134,295	(56,465)	327,260
	2,549,127	2,932,360	(332,872)	5,148,615
Finance receivables, net	—	5,198,356	—	5,198,356
Property, plant and equipment, net	720,914	8,577	—	729,491
Pension and postretirement assets	467,893	—	—	467,893
Goodwill	63,839	—	—	63,839
Deferred income taxes	84,817	82,876	(893)	166,800
Lease assets	69,133	2,805	—	71,938
Other long-term assets	225,461	98,798	(120,746)	203,513
	$4,181,184	$8,323,772	$(454,511)	$12,050,445
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$337,519	$306,268	$(276,407)	$367,380
Accrued liabilities	562,411	166,796	(55,971)	673,236
Short-term deposits, net	—	243,101	—	243,101
Short-term debt	—	503,353	—	503,353
Current portion of long-term debt, net	449,976	1,533,852	—	1,983,828
	1,349,906	2,753,370	(332,378)	3,770,898
Long-term deposits, net	—	294,783	—	294,783
Long-term debt, net	297,188	4,070,365	—	4,367,553
Lease liabilities	53,880	2,422	—	56,302
Pension and postretirement liabilities	52,189	—	—	52,189
Deferred income taxes	15,794	1,233	—	17,027
Other long-term liabilities	137,012	44,988	1,760	183,760
Commitments and contingencies (Note 14)
Shareholders’ equity	2,275,215	1,156,611	(123,893)	3,307,933
	$4,181,184	$8,323,772	$(454,511)	$12,050,445

	December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,105,663	$483,945	$—	$1,589,608
Accounts receivable, net	294,776	65	(60,526)	234,315
Finance receivables, net	—	2,031,496	—	2,031,496
Inventories, net	745,793	—	—	745,793
Restricted cash	—	135,661	—	135,661
Other current assets	273,791	63,608	(77,635)	259,764
	2,420,023	2,714,775	(138,161)	4,996,637
Finance receivables, net	—	5,256,798	—	5,256,798
Property, plant and equipment, net	743,875	13,197	—	757,072
Pension and postretirement assets	440,825	—	—	440,825
Goodwill	61,655	—	—	61,655
Deferred income taxes	88,734	88,109	(1,017)	175,826
Lease assets	60,628	3,225	—	63,853
Other long-term assets	221,694	26,805	(119,586)	128,913
	$4,037,434	$8,102,909	$(258,764)	$11,881,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,314	$83,930	$(60,526)	$298,718
Accrued liabilities	515,830	155,437	(77,307)	593,960
Short-term deposits, net	—	173,099	—	173,099
Short-term debt	—	640,204	—	640,204
Current portion of long-term debt, net	449,831	1,401,682	—	1,851,513
	1,240,975	2,454,352	(137,833)	3,557,494
Long-term deposits, net	—	377,487	—	377,487
Long-term debt, net	296,969	4,171,696	—	4,468,665
Lease liabilities	44,520	2,900	—	47,420
Pension and postretirement liabilities	53,874	—	—	53,874
Deferred income taxes	15,765	1,124	—	16,889
Other long-term liabilities	139,373	60,123	1,754	201,250
Commitments and contingencies (Note 14)
Shareholders’ equity	2,245,958	1,035,227	(122,685)	3,158,500
	$4,037,434	$8,102,909	$(258,764)	$11,881,579

	June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,276,973	$572,186	$—	$1,849,159
Accounts receivable, net	636,846	46	(315,607)	321,285
Finance receivables, net	—	2,472,784	—	2,472,784
Inventories, net	668,924	—	—	668,924
Restricted cash	—	137,486	—	137,486
Other current assets	143,012	59,086	(14,096)	188,002
	2,725,755	3,241,588	(329,703)	5,637,640
Finance receivables, net	—	5,545,780	—	5,545,780
Property, plant and equipment, net	703,548	16,875	—	720,423
Pension and postretirement assets	438,805	—	—	438,805
Goodwill	62,152	—	—	62,152
Deferred income taxes	72,899	86,473	(792)	158,580
Lease assets	58,078	3,838	—	61,916
Other long-term assets	224,645	25,941	(115,640)	134,946
	$4,285,882	$8,920,495	$(446,135)	$12,760,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351,209	$341,465	$(315,607)	$377,067
Accrued liabilities	502,575	172,019	(13,427)	661,167
Short-term deposits, net	—	206,972	—	206,972
Short-term debt	—	497,792	—	497,792
Current portion of long-term debt, net	—	2,021,344	—	2,021,344
	853,784	3,239,592	(329,034)	3,764,342
Long-term deposits, net	—	297,121	—	297,121
Long-term debt, net	746,438	4,203,433	—	4,949,871
Lease liabilities	41,991	3,364	—	45,355
Pension and postretirement liabilities	58,886	—	—	58,886
Deferred income taxes	30,266	3,231	—	33,497
Other long-term liabilities	143,946	32,034	1,874	177,854
Commitments and contingencies (Note 14)
Shareholders’ equity	2,410,571	1,141,720	(118,975)	3,433,316
	$4,285,882	$8,920,495	$(446,135)	$12,760,242

	Six months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$136,346	$100,243	$(47)	$236,542
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	77,352	4,777	—	82,129
Amortization of deferred loan origination costs	—	32,489	—	32,489
Amortization of financing origination fees	364	6,266	—	6,630
Income related to long-term employee benefits	(27,526)	—	—	(27,526)
Employee benefit plan contributions and payments	(3,256)	—	—	(3,256)
Stock compensation expense	16,246	1,161	—	17,407
Net change in wholesale finance receivables related to sales	—	—	(145,174)	(145,174)
Provision for credit losses	—	103,072	—	103,072
Deferred income taxes	11,955	2,025	(124)	13,856
Other, net	(18,648)	20,195	45	1,592
Changes in current assets and liabilities:
Accounts receivable, net	(282,732)	—	215,881	(66,851)
Finance receivables – accrued interest and other	—	4,999	—	4,999
Inventories, net	142,996	—	—	142,996
Accounts payable and accrued liabilities	95,281	230,797	(189,980)	136,098
Other current assets	6,156	(10,497)	(21,170)	(25,511)
	18,188	395,284	(140,522)	272,950
Net cash provided by operating activities	154,534	495,527	(140,569)	509,492

Cash flows from investing activities:
Capital expenditures	(65,330)	(230)	—	(65,560)
Origination of finance receivables	—	(3,203,305)	1,437,354	(1,765,951)
Collections on finance receivables	—	3,037,751	(1,296,785)	1,740,966
Other investing activities	691	—	—	691
Net cash used by investing activities	(64,639)	(165,784)	140,569	(89,854)

	Six months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088	—	647,088
Repayments of medium-term notes		(700,000)		(700,000)
Proceeds from securitization debt	—	497,790	—	497,790
Repayments of securitization debt	—	(584,153)	—	(584,153)
Borrowings of asset-backed commercial paper	—	155,000	—	155,000
Repayments of asset-backed commercial paper	—	(145,379)	—	(145,379)
Net decrease in unsecured commercial paper	—	(135,902)	—	(135,902)
Net decrease in deposits	—	(13,073)	—	(13,073)
Dividends paid	(44,756)	—	—	(44,756)
Repurchase of common stock	(93,140)	—	—	(93,140)
Other financing activities	6	—	—	6
Net cash (used) provided by financing activities	(137,890)	(278,629)	—	(416,519)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,678	2,697	—	12,375
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,317)	$53,811	$—	$15,494

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,105,663	$635,191	$—	$1,740,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,317)	53,811	—	15,494
Cash, cash equivalents and restricted cash, end of period	$1,067,346	$689,002	$—	$1,756,348

	Six months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$355,095	$92,533	$11	$447,639
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	75,768	4,608	—	80,376
Amortization of deferred loan origination costs	—	36,466	—	36,466
Amortization of financing origination fees	360	6,433	—	6,793
Income related to long-term employee benefits	(26,143)	—	—	(26,143)
Employee benefit plan contributions and payments	(2,593)	—	—	(2,593)
Stock compensation expense	27,896	1,099	—	28,995
Net change in wholesale finance receivables related to sales	—	—	(388,030)	(388,030)
Provision for credit losses	—	117,040	—	117,040
Deferred income taxes	2,145	(1,445)	(554)	146
Other, net	13,339	1,637	(11)	14,965
Changes in current assets and liabilities:
Accounts receivable, net	(233,698)	—	167,771	(65,927)
Finance receivables – accrued interest and other	—	2,759	—	2,759
Inventories, net	235,539	—	—	235,539
Accounts payable and accrued liabilities	48,395	171,199	(155,428)	64,166
Other current assets	9,347	9,589	6,515	25,451
	150,355	349,385	(369,737)	130,003
Net cash provided by operating activities	505,450	441,918	(369,726)	577,642
Cash flows from investing activities:
Capital expenditures	(87,050)	(785)	—	(87,835)
Origination of finance receivables	—	(4,210,218)	2,114,266	(2,095,952)
Collections on finance receivables	—	3,531,504	(1,744,540)	1,786,964
Other investing activities	(1,206)	—	1,000	(206)
Net cash used by investing activities	(88,256)	(679,499)	370,726	(397,029)

	Six months ended June 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,856	—	495,856
Proceeds from securitization debt	—	547,618	—	547,618
Repayments of securitization debt	—	(506,489)	—	(506,489)
Borrowings of asset-backed commercial paper	—	351,429	—	351,429
Repayments of asset-backed commercial paper	—	(125,654)	—	(125,654)
Net decrease in unsecured commercial paper	—	(379,743)	—	(379,743)
Net increase in deposits	—	56,007	—	56,007
Dividends paid	(47,359)	—	—	(47,359)
Repurchase of common stock	(209,675)	—	—	(209,675)
Other financing activities	8	1,000	(1,000)	8
Net cash (used) provided by financing activities	(257,026)	440,024	(1,000)	181,998
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,595)	(226)	—	(10,821)
Net increase in cash, cash equivalents and restricted cash	$149,573	$202,217	$—	$351,790

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,127,400	$521,411	$—	$1,648,811
Net increase in cash, cash equivalents and restricted cash	149,573	202,217	—	351,790
Cash, cash equivalents and restricted cash, end of period	$1,276,973	$723,628	$—	$2,000,601

18. Subsequent Events
Term Loan - On July 1, 2025, the Company entered into a term loan facility that permitted the Company to draw up to $450.0 million on or prior to July 31, 2025. On July 24, 2025, the Company drew $450.0 million under the facility which will mature on July 1, 2027 and carries an interest rate of term Secured Overnight Financing Rate (SOFR) plus a margin based on the Company's credit rating. The Company used the proceeds to pay down the principal and interest of the $450.0 million 3.50% senior notes that matured in July 2025.
Tax Reform - On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. It includes the extension and modification of certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017 (TCJA), modification of certain Inflation Reduction Act (IRA) incentives, and other provisions. The Act also introduces a new personal vehicle loan interest deductibility provision that allows some individuals to deduct up to $10,000 per year in interest on new, U.S.-assembled personal vehicles purchased between 2025 and 2028. There are a variety of effective dates in the Act, and only certain key provisions with financial reporting implications are expected to affect the Company's financial statements for the year ending December 31, 2025. The Company is still evaluating the impact the Act will have on the Company's financial results and consolidated financial statements.
HDFS Transaction - On July 30, 2025, the Company entered into a transaction with two counterparties, relating to HDFS. The key aspects of the transaction include:
•Sale of Existing Retail Finance Receivables: The Company expects to sell the majority of HDFS's existing retail finance receivables, including 95% of its residual interest in retail finance receivables that were transferred to SPEs through on-balance sheet asset-backed securitization transactions. The Company expects the sale of these retail finance receivables will result in the derecognition by the Company of finance receivables and asset-backed securitization debt related to the securitized retail finance receivables. In connection with this sale, the Company also expects to pay down the majority of HDFS's medium-term notes.

The Company expects to sell its retail finance receivables, which would result in the release of the allowance for credit losses associated with these retail finance receivables that, along with the sale of the retail finance receivables, the Company expects will result in a benefit to operating income in the second half of 2025.
•Sale of Future Retail Loan Originations: After the closing of the transaction, the Company expects the counterparties will purchase approximately two-thirds of HDFS's new retail loan originations at a premium over at least a 5-year period, allowing HDFS to reduce its equity carrying value and increase its return-on-equity. The Company expects HDFS will continue to service the future retail loan originations it sells to the counterparties and earn a loan servicing fee.
•Equity Investments in HDFS: The Company expects the counterparties will each pay cash to acquire 4.9% of HDFS based on a multiple of approximately 1.75x HDFS's post-transaction equity carrying value. Seven years after closing the transaction, each counterparty will have the right to exchange their HDFS ownership interest for Harley-Davidson common stock. Three years after closing the transaction, the Company has the right to repurchase the counterparties' ownership interest in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' post-closing HDFS ownership in an individual year.
The Company expects to pay down its $450 million term loan debt and execute discretionary share repurchases using cash available after the sale of finance receivables and reduction in HDFS debt.
The Company expects the transactions to close in the second half of 2025.

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” "projects," “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "seeks," "sees," "should," "feels," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of July 30, 2025 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (August 6, 2025), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $107.6 million, or $0.88 per diluted share, in the second quarter of 2025 compared to $218.3 million, or $1.63 per diluted share, in the second quarter of 2024.
In the second quarter of 2025, HDMC segment operating income was $61.3 million, down $136.6 million from the second quarter of 2024. The decrease in operating income from the HDMC segment for the second quarter of 2025 was driven primarily by a planned decrease in motorcycle shipments as well as softer than expected retail demand. HDMC operating income was also impacted by unfavorable operating leverage on lower shipments, partially offset by favorable foreign currency impacts and pricing compared to the same quarter last year. Operating loss from the LiveWire segment in the second quarter of 2025 was $18.7 million compared to an operating loss of $28.2 million in the prior year quarter due primarily to lower operating expenses from cost reduction actions taken in the second half of 2024. Operating income from the HDFS segment in the second quarter of 2025 was $69.8 million, down $1.6 million compared to the prior year quarter due primarily to lower interest income, partially offset by a lower provision for credit losses.
Worldwide retail sales of new Harley-Davidson motorcycles in the second quarter of 2025 declined 15.5% compared to the second quarter of 2024. Retail sales were adversely impacted by depressed consumer sentiment, resulting from economic uncertainty, combined with high interest rates. Retail sales were down 17.0% in North America, 4.9% in EMEA and 21.4% in Asia-Pacific. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company(1)
U.S. and Foreign Tariffs – During 2025, the U.S. has implemented or announced plans to implement new or increased tariffs on goods from various foreign countries, either generally or with respect to certain products, and certain of those foreign countries have implemented or announced plans to implement new or increased rebalancing tariffs on goods from the U.S., either generally or with respect to certain products. In certain circumstances, the U.S. and certain foreign countries temporarily suspended or delayed the implementation of new or increased tariffs, either in whole or in part, while trade negotiations take place. During the first six months of 2025, the total cost of new or increased tariffs implemented in 2025 that the Company incurred was approximately $17 million(a).
Depending on the outcome of trade negotiations and other factors, the U.S. and foreign countries may sustain, amend, suspend or withdraw recently-announced tariffs or implement new tariffs. If recently-announced tariffs are sustained or new tariffs are implemented, it will likely increase the Company’s cost of raw materials, components, finished motorcycles, parts and accessories and apparel and affect its ability to sell products domestically and internationally at or near current prices. The Company's U.S.-centric manufacturing footprint and sourcing limit its exposure to tariffs; however, based on the portions of the Company's business that are exposed directly or indirectly to tariffs and the magnitude of potential incremental tariffs, the impact to the Company could be material. Given uncertainty concerning the outcome of trade negotiations, the Company is unable to estimate the ultimate impact of incremental tariffs on the Company going forward. However, based on the current tariff landscape, the Company estimated the potential impacts to it in 2025 of new or increased tariffs implemented or expected to be implemented in 2025 to be as follows (dollars in millions):

	Tariff	Potential Impact(a)
China	30%	$10 - $20
Mexico	25%	$0
Canada	25%	$10 - $15
EU	15% - 25%	$10 - $15
Rest of world	10% - 40%	$10 - $20
Steel and aluminum	50%	$10 - $15
Total		$50 - $85
(a) Includes the cost of new or increased import and export tariffs implemented or expected to be implemented in 2025 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases. Excludes the benefit of any future mitigation actions, changes in demand and operational costs primarily to accelerate product deliveries ahead of expected or actual new or increased tariffs.

The Company plans to continue its efforts to mitigate the impact of tariffs, including engaging with governments to advocate for consideration of motorcycles in trade negotiations; moving inventory into markets ahead of tariff effective dates; evaluating sourcing options and pricing for its products; and prudently managing cost.
Interest Rates - Interest rates remained heightened in the first six months of 2025 after an interest rate decline in the latter part of 2024. This follows a significant increase during 2022 and 2023 as central banks attempted to reduce inflation. The current higher interest rate environment has adversely impacted HDFS' interest income margin due to a higher cost of funds that is only partially offset by increased interest rates on financing products sold by HDFS. Additionally, higher interest rates have adversely impacted consumer discretionary purchases, like purchases of the Company's motorcycles, as higher borrowing costs have made these purchases less affordable or impacted the consumer's ability to obtain financing.
HDFS Transaction - The Company entered into a transaction with two counterparties, relating to HDFS. The key aspects of the transaction include:
•Sale of Existing Retail Finance Receivables: The Company expects to sell the majority of HDFS's existing retail finance receivables, including its residual interest in retail finance receivables that were transferred to SPEs through on-balance sheet asset-backed securitization transactions. The Company expects the sale of these retail finance receivables will result in the derecognition by the Company of over $5 billion of finance receivables, subject to adjustments through the closing dates. In addition, the Company expects the sale to result in the derecognition of the related asset-backed securitization debt. In connection with this sale, the Company also expects to pay down the majority of HDFS's medium-term notes. The Company expects to reduce HDFS debt by over $4 billion in the aggregate.

The Company expects to sell its retail finance receivables, which would result in the release of the allowance for credit losses associated with these retail finance receivables that, along with the sale of the retail finance receivables, the Company expects will result in a benefit to operating income in the second half of 2025.
•Sale of Future Retail Loan Originations: After the closing of the transaction, the Company expects the counterparties will purchase approximately two-thirds of HDFS's new retail loan originations at a premium over at least a 5-year period, allowing HDFS to reduce its equity carrying value and increase its return-on-equity. The Company expects HDFS will earn loan servicing fees, including a 1% per annum loan servicing fee for prime loans and a 2.5% per annum loan servicing fee for subprime loans, as it will continue to service the future retail loan originations it sells to the counterparties.
•Equity Investments in HDFS: The Company expects the counterparties will each pay cash to acquire 4.9% of HDFS based on a multiple of approximately 1.75x HDFS's post-transaction equity carrying value. Seven years after closing the transaction, each counterparty will have the right to exchange their HDFS ownership interest for Harley-Davidson common stock. Three years after closing the transaction, the Company has the right to repurchase the counterparties' ownership interest in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' post-closing HDFS ownership in an individual year.
After the settlement of HDFS debt, the Company expects approximately $1 billion in cash to be available for the Company. The Company expects to use the proceeds from the transaction to pay down its $450 million term loan and execute discretionary share repurchases of $500 million in the second half of 2025.
The Company expects HDFS will carry a lower retail finance receivable balance due to the expected sale of its existing retail finance receivables and the expected sale of future retail loan originations. After the transaction closes, the Company expects HDFS’s operating income will be reduced as it earns less interest income on HDFS’s lower retail finance receivable balance, partially offset by new retail loan servicing fees from the sale of future retail loan originations.
The Company expects the transactions to close in the second half of 2025.
New Products and Annual Launch Timing - The Company has announced plans to introduce a new small displacement motorcycle with a targeted entry price below $6,000, which the Company believes will be profitable, and an iconic classic cruiser starting next year. The Company also plans to introduce more innovation in its Touring and Trike motorcycle platforms. In addition, the Company plans to begin to shift the timing of its annual new model year launch from January to the preceding fall to create additional retail selling opportunities later in each calendar year. The Company plans to start with the shift of certain models this year, but the overall shift is expected to continue into future years. Finally, the Company announced LiveWire will launch production versions of two concept mini-motorcycles, which represents a strategic shift in LiveWire's product portfolio to align with evolving customer preferences, broader electric vehicle adoption trends, and growing global demand for lightweight, urban-friendly mobility solutions.
Guidance(1)

Given uncertainty related to the potential impact of tariffs, including impacts on the cost of the Company’s products, as well as the potential impacts on consumer demand and broader macro-economic conditions, on May 1, 2025, the Company withdrew its forward-looking expectations for 2025 related to Harley-Davidson motorcycle retail unit sales; earnings per share; HDMC motorcycle shipments, revenue and operating income margin; LiveWire motorcycle unit sales; and HDFS operating income, provision for credit losses, interest income and borrowing costs. The Company also withdrew its longer-term expectations for HDMC operating income in 2026 and beyond.
On July 30, 2025, the Company provided the following expectations.
As the Company continues to move forward through the macroeconomic uncertainty, it remains committed to supporting reduced dealer inventory levels and continues to expect a reduction of approximately 10% in 2025 year-end dealer inventory of new Harley-Davidson motorcycles as compared to the end of 2024.
The Company has revised its expectation for the HDFS segment and now expects operating income of approximately $525 million to $550 million, including a benefit in the second half of 2025 of $275 million to $300 million related to the HDFS transaction as described in Key Factors (HDFS Transaction).

The Company revised its expectation for the LiveWire segment and now expects an operating loss of approximately $59 million to $69 million in 2025 and a total use of cash of approximately $50 million to $60 million in 2025. The Company's previous expectation for LiveWire in 2025 included an operating loss of approximately $59 million and a total use of cash of approximately $50 million.
The Company plans to continue its multi-year cost productivity initiative to eliminate incremental cost. The Company achieved productivity savings of approximately $257 million from 2022 to 2024 and an additional $48 million during the first six months of 2025, primarily from logistics and supply chain initiatives. The Company expects to achieve annual productivity savings of $100 million in 2025 and 2026, resulting in $457 million in total productivity savings by the end of 2026.
The Company continues to expect the range for capital investments in 2025 to be $200 million to $225 million and continues to expect it will invest in product development and capability enhancements that support The Hardwire strategic plan.
The Company's capital allocation priorities to fund profitable growth through The Hardwire initiatives, to pay dividends, and to execute share repurchases on a discretionary basis remain unchanged. The Company remains committed to its plan to repurchase approximately $1 billion of shares on a discretionary basis in aggregate from the third quarter of 2024 through the end of 2026 including $500 million of discretionary share repurchases in the second half of 2025, assuming the HDFS Transaction successfully closes, resulting in a total expectation of $587.5 million of discretionary share repurchases in 2025. The Company previously expected $350 million of discretionary share repurchases in 2025. The Company purchased $250 million of shares on a discretionary basis during the third and fourth quarters of 2024 and $87.5 million during the first six months of 2025.
Results of Operations for the Three Months Ended June 30, 2025
Compared to the Three Months Ended June 30, 2024
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change
Operating income - HDMC	$61,316	$197,905	$(136,589)	(69.0)%
Operating loss - LiveWire	(18,653)	(28,166)	9,513	(33.8)
Operating income - HDFS	69,773	71,363	(1,590)	(2.2)
Operating income	112,436	241,102	(128,666)	(53.4)%
Other income, net	14,477	15,879	(1,402)	(8.8)
Investment income	10,950	14,811	(3,861)	(26.1)
Interest expense	7,696	7,680	16	0.2
Income before income taxes	130,167	264,112	(133,945)	(50.7)%
Income tax provision	24,422	48,706	(24,284)	(49.9)
Net income	105,745	215,406	(109,661)	(50.9)%
Less: Loss attributable to noncontrolling interests	1,824	2,863	(1,039)	(36.3)
Net income attributable to Harley-Davidson, Inc.	$107,569	$218,269	$(110,700)	(50.7)%
Diluted earnings per share	$0.88	$1.63	$(0.75)	(46.0)
The Company reported operating income of $112.4 million in the second quarter of 2025 compared to $241.1 million in the same period last year. The HDMC segment reported operating income of $61.3 million in the second quarter of 2025, a decrease of $136.6 million compared to the second quarter of 2024. Operating loss from the LiveWire segment decreased $9.5 million compared to the second quarter of 2024. Operating income from the HDFS segment decreased $1.6 million compared to the second quarter of 2024. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income, net in the second quarter of 2025 was lower than in the second quarter of 2024, due to the impact of an unfavorable change in the fair value of LiveWire's warrant liability in the second quarter of 2025 compared to the second quarter of 2024.
The Company's effective income tax rate for the second quarter of 2025 was 18.8% compared to 18.4% for the second quarter of 2024.

Diluted earnings per share was $0.88 in the second quarter of 2025, down 46.0% from the same period last year. Diluted weighted average shares outstanding decreased from 134.1 million in the second quarter of 2024 to 122.2 million in the second quarter of 2025, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change
United States	26,704	32,258	(5,554)	(17.2)%
Canada	2,227	2,579	(352)	(13.6)
North America	28,931	34,837	(5,906)	(17.0)
Europe/Middle East/Africa (EMEA)	7,621	8,015	(394)	(4.9)
Asia Pacific	4,967	6,322	(1,355)	(21.4)
Latin America	735	824	(89)	(10.8)
	42,254	49,998	(7,744)	(15.5)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

During the second quarter of 2025, retail sales in North America were down 17.0% driven by a 17.2% decline in the United States. Despite unfavorable retail performance in the second quarter of 2025, the Company is encouraged by retail results in North America at the start of July 2025 and expects North American retail sales in the second half of 2025 to grow compared to the same period last year(1). Outside of North America, retail sales were also down during the second quarter of 2025, including a 21.4% decrease in Asia Pacific and a 4.9% decrease in Europe.
U.S. retail sales were negatively impacted by depressed consumer sentiment resulting from economic uncertainty, combined with high interest rates which adversely impacted consumer discretionary spending. In addition, the decline in retail sales during the first six months of 2025 was due in part to a positive impact in the prior year associated with the launch of the Company's redesigned 2024 new model year Touring motorcycles, which is the Company's highest volume motorcycle family. Retail sales declines in Asia Pacific, Canada and Europe were also primarily due to challenging macroeconomic conditions with the decline in Asia Pacific primarily driven by lower sales in Japan and China.
Worldwide retail inventory of new motorcycles was approximately 49,000 units at the end of the second quarter of 2025, which was down approximately 28% from the end of the second quarter of 2024, as dealers reduced inventory levels in the current retail environment.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	June 30, 2025		June 30, 2024		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	21,736	60.7%	32,334	65.1%	(10,598)	(32.8)%

Worldwide motorcycle shipments:
Grand American Touring(a)	18,080	50.5%	29,345	59.1%	(11,265)	(38.4)%
Cruiser	13,110	36.6%	14,410	29.0%	(1,300)	(9.0)
Sport and Lightweight	3,188	8.8%	4,094	8.3%	(906)	(22.1)
Adventure Touring	1,459	4.1%	1,811	3.6%	(352)	(19.4)
	35,837	100.0%	49,660	100.0%	(13,823)	(27.8)%
(a)Includes Trike
The Company shipped 35,837 motorcycles worldwide during the second quarter of 2025, which was 27.8% lower than the second quarter of 2024. Shipments to dealers in the second quarter of 2025 were lower than the second quarter of 2024 based on a planned decrease in motorcycle shipments and softer than expected retail demand as dealers adjusted inventory levels for the current retail environment. The Company shipped a greater proportion of its refreshed Cruiser models and a lower proportion of Grand American Touring models as the prior year included the launch of the Company's newly redesigned Touring motorcycles.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change
Revenue:
Motorcycles	$778,051	$1,068,693	$(290,642)	(27.2)%
Parts and accessories	186,874	193,865	(6,991)	(3.6)
Apparel	55,240	63,393	(8,153)	(12.9)
Licensing	5,944	5,485	459	8.4
Other	17,540	17,470	70	0.4
	1,043,649	1,348,906	(305,257)	(22.6)
Cost of goods sold	744,944	915,780	(170,836)	(18.7)
Gross profit	298,705	433,126	(134,421)	(31.0)
Operating expenses	237,389	235,221	2,168	0.9
Operating income	$61,316	$197,905	$(136,589)	(69.0)%
Operating margin	5.9%	14.7%	(8.8)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2024 to the second quarter of 2025 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 30, 2024	$1,348.9	$915.8	$433.1
Volume	(317.0)	(216.2)	(100.8)
Price and sales incentives	9.5	—	9.5
Foreign currency exchange rates and hedging	10.7	(13.2)	23.9
Shipment mix	(8.5)	(14.2)	5.7
Raw material prices	—	(4.3)	4.3
Manufacturing and other costs	—	77.0	(77.0)
	(305.3)	(170.9)	(134.4)
Three months ended June 30, 2025	$1,043.6	$744.9	$298.7
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2024 to the second quarter of 2025 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was positively impacted by favorable pricing on new model year motorcycles.
•Revenue was favorably impacted by stronger average foreign currency exchange rates relative to the U.S. dollar compared to the same quarter last year. Cost of sales was favorably impacted by balance sheet remeasurements, partially offset by unfavorable impacts from hedging activities.
•Changes in the shipment mix had a favorable impact on gross profit primarily driven by beneficial mix within families toward new limited edition models and models with upgrades and new features, partially offset by unfavorable impacts from shipping a lower proportion of Grand American Touring models.
•Raw material costs were lower compared to the prior year.
•Manufacturing and other costs were negatively impacted by unfavorable manufacturing leverage related to higher fixed costs per unit resulting from lower production and shipment volumes as well as higher tariff and logistics costs. These negative impacts were partially offset by supply-chain productivity gains.
Operating expenses were higher in the second quarter of 2025 compared to the same period last year primarily related to an increase in marketing costs as the Company supports its dealers' marketing efforts during the riding season as well as costs related to the Company's proxy contest in connection with this year's annual meeting of shareholders, partially offset by lower warranty costs on lower volume and lower people costs, including the cost of compensation and benefits.
The Company expects to continue to deliver productivity and cost savings benefits, including efficiency efforts that may leverage technology(1).
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	June 30, 2025	June 30, 2024	(Decrease) Increase	% Change
Revenue	$6,011	$6,448	$(437)	(6.8)%
Cost of goods sold	5,849	8,232	(2,383)	(28.9)
Gross profit	162	(1,784)	1,946	(109.1)
Selling, administrative and engineering expense	18,815	26,382	(7,567)	(28.7)
Operating loss	$(18,653)	$(28,166)	$9,513	(33.8)%

LiveWire motorcycle unit shipments	55	158	(103)	(65.2)%
During the second quarter of 2025, revenue decreased by $0.4 million, or 6.8%, compared to the second quarter of 2024. The decrease was primarily due to lower electric motorcycle volumes sold, partially offset by higher electric balance bike volumes sold during the quarter as compared to the same period last year. Cost of sales decreased by $2.4 million, or 28.9%, during the second quarter of 2025 compared to the second quarter of 2024 due to lower electric motorcycle volumes.
During the second quarter of 2025, selling, administrative and engineering expense decreased $7.6 million, or 28.7%, compared to the second quarter of 2024 largely as a result of cost reduction actions taken in the second half of 2024.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change
Revenue:
Interest income	$214,988	$222,578	$(7,590)	(3.4)%
Other income	42,450	40,961	1,489	3.6
	257,438	263,539	(6,101)	(2.3)
Expenses:
Interest expense	93,574	93,741	(167)	(0.2)
Provision for credit losses	49,738	56,030	(6,292)	(11.2)
Operating expense	44,353	42,405	1,948	4.6
	187,665	192,176	(4,511)	(2.3)
Operating income	$69,773	$71,363	$(1,590)	(2.2)%
Interest income was lower for the second quarter of 2025 compared to the same period last year, primarily due to lower average outstanding finance receivables at a higher average yield. Other income increased $1.5 million largely due to higher investment income and licensing revenue.

The provision for credit losses decreased $6.3 million compared to the second quarter of 2024 driven by a favorable change in the allowance for credit losses partially offset by higher credit losses. The favorable change in the allowance for credit losses was due to slower growth in retail receivables compared to the second quarter of 2024 and a slight decrease in the wholesale reserve during the second quarter of 2025 compared to an increase in the second quarter of 2024.

The allowance for credit losses considers current economic conditions and the Company’s outlook on future conditions. At the end of the second quarter of 2025, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence. Refer to the Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months ended June 30, 2024 for a discussion of 2025 annualized credit losses.
Operating expenses increased $1.9 million compared to the second quarter of 2024 due in part to higher insurance-related expense and employee costs partially offset by favorable foreign currency rates.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 30, 2025	June 30, 2024
Balance, beginning of period	$393,178	$380,361
Provision for credit losses	49,738	56,030
Charge-offs, net of recoveries	(43,623)	(42,874)
Balance, end of period	$399,293	$393,517

Results of Operations for the Six Months Ended June 30, 2025
Compared to the Six Months Ended June 30, 2024
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 30, 2025	June 30, 2024	(Decrease) Increase	% Change
Operating income - HDMC	$177,587	$436,351	$(258,764)	(59.3)%
Operating loss - LiveWire	(38,461)	(57,407)	18,946	(33.0)
Operating income - HDFS	133,809	125,238	8,571	6.8
Operating income	272,935	504,182	(231,247)	(45.9)
Other income, net	30,750	36,443	(5,693)	(15.6)
Investment income	19,891	29,215	(9,324)	(31.9)
Interest expense	15,382	15,359	23	0.1
Income before income taxes	308,194	554,481	(246,287)	(44.4)
Provision for income taxes	71,652	106,842	(35,190)	(32.9)
Net income	$236,542	$447,639	$(211,097)	(47.2)%
Less: Loss attributable to noncontrolling interests	4,131	5,571	(1,440)	(25.8)%
Net income attributable to Harley-Davidson, Inc.	240,673	453,210	(212,537)	(46.9)%
Diluted earnings per share	$1.95	$3.34	$(1.39)	(41.6)%
The Company reported operating income of $272.9 million in the first six months of 2025 compared to $504.2 million in the same period last year. HDMC segment operating income was $177.6 million in the first six months of 2025, down $258.8 million compared to the same period last year. Operating loss from the LiveWire segment decreased $18.9 million compared to the first six months of 2024. Operating income from the HDFS segment increased $8.6 million compared to the first six months of 2024. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income, net in the first six months of 2025 was lower than the same period last year due to a smaller decline in the fair value of LiveWire's warrant liability, as compared to the same period last year.
The Company's effective income tax rate for the first six months of 2025 was 23.2% compared to 19.3% for the same period in 2024. The increase in the effective income tax rate for the six months ended June 30, 2025 was attributable to discrete income tax adjustments related to the realizability of future tax benefits.
Diluted earnings per share was $1.95 in the first six months of 2025, down from diluted earnings per share of $3.34 for the same period last year. Diluted weighted average shares outstanding decreased from 135.5 million in the first six months of 2024 to 123.5 million in the first six months of 2025, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change
United States	45,911	57,984	(12,073)	(20.8)%
Canada	3,912	4,339	(427)	(9.8)
North America	49,823	62,323	(12,500)	(20.1)
Europe/Middle East/Africa (EMEA)	12,796	13,279	(483)	(3.6)
Asia Pacific	9,329	12,356	(3,027)	(24.5)
Latin America	1,316	1,445	(129)	(8.9)
	73,264	89,403	(16,139)	(18.1)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 18.1% during the first six months of 2025 compared to the same period last year driven primarily by declines in North America and Asia Pacific. Retail sales in the U.S. were negatively impacted by depressed consumer sentiment resulting from economic uncertainty, combined with high interest rates which adversely impacted consumer discretionary spending. In addition, the decline in retail sales during the first six months of 2025 was due in part to a positive impact in the prior year associated with the launch of the Company's newly redesigned 2024 new model year Touring motorcycles. Retail sales declines in Asia Pacific, Canada and Europe were also primarily due to challenging macroeconomic conditions with the decline in Asia Pacific primarily driven by lower sales in Japan and China.
Motorcycle Registration Data and Market Share – 601+cc(a)(d)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first six months of 2025 compared to the first six months of 2024 when the Company's market share benefited from the launch of its newly redesigned Touring motorcycles. The Company's European market share of new 601+cc motorcycles for first six months of 2025 was down compared to the first six months of 2024. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Six months ended
	June 30, 2025	June 30, 2024	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	134,531	149,686	(15,155)	(10.1)%
Europe(c)	252,417	296,691	(44,274)	(14.9)%

Harley-Davidson market share data:
United States(b)	33.8%	38.5%	(4.7)	pts.
Europe(c)	3.2%	4.5%	(1.3)	pts.
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
(d)New motorcycle registrations for the industry and Harley-Davidson are provided by or derived from third-party sources. New motorcycle registrations include consumer registrations (retail registrations) and to a lesser extent manufacturer, distributor and dealer registrations (non-retail registrations), for example, to register demonstration fleets. In the later part of 2024, manufacturers (including the Company), distributors and dealers registered some motorcycles through non-retail registrations to qualify the motorcycles under the new Euro 5+ emissions standard to allow for subsequent retail sale after December 31, 2024. This included approximately 3,700 non-retail registrations of new Harley-Davidson motorcycles in 2024, which in turn adversely impacted the number of new Harley-Davidson motorcycle registrations during the first six months of 2025. While the Company believes industry registrations for Europe were impacted in a similar manner, it does not have access to information necessary to confirm this.
HDMC Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Six months ended
	June 30, 2025		June 30, 2024		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	46,601	62.6%	73,911	68.9%	(27,310)	(36.9)%

Worldwide motorcycle shipments:
Grand American Touring(a)	41,758	56.2%	64,701	60.3%	(22,943)	(35.5)%
Cruiser	24,970	33.5%	30,101	28.0%	(5,131)	(17.0)
Sport and Lightweight	5,296	7.1%	9,057	8.5%	(3,761)	(41.5)
Adventure Touring	2,414	3.2%	3,473	3.2%	(1,059)	(30.5)
	74,438	100.0%	107,332	100.0%	(32,894)	(30.6)%
(a)Includes Trike
The Company shipped 74,438 motorcycles worldwide during the first six months of 2025, which was 30.6% lower than the same period in 2024. Shipments to dealers in the first six months of 2025 were lower than the first six months of 2024 based on a planned decrease in motorcycle shipments and softer than expected retail demand as dealers adjusted inventory levels for the current retail environment The Company shipped a greater proportion of its refreshed Cruiser models and a lower proportion of Grand America Touring models as the prior year included the launch of the Company's newly redesigned Touring motorcycles.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,641,929	$2,290,233	$(648,304)	(28.3)%
Parts and accessories	330,307	360,058	(29,751)	(8.3)
Apparel	112,564	127,504	(14,940)	(11.7)
Licensing	9,002	14,414	(5,412)	(37.5)
Other	31,353	32,803	(1,450)	(4.4)
	2,125,155	2,825,012	(699,857)	(24.8)
Cost of goods sold	1,511,206	1,930,816	(419,610)	(21.7)
Gross profit	613,949	894,196	(280,247)	(31.3)
Operating expenses	436,362	457,845	(21,483)	(4.7)%
Operating income	$177,587	$436,351	$(258,764)	(59.3)%
Operating margin	8.4%	15.4%	(7.0)	pts.

The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2024 to the first six months of 2025 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 30, 2024	$2,825.0	$1,930.8	$894.2
Volume	(762.1)	(521.3)	(240.8)
Price and sales incentives	32.1	—	32.1
Foreign currency exchange rates and hedging	(1.0)	(25.0)	24.0
Shipment mix	31.2	14.1	17.1
Raw material prices	—	(3.8)	3.8
Manufacturing and other costs	—	116.5	(116.5)
	(699.8)	(419.5)	(280.3)
Six months ended June 30, 2025	$2,125.2	$1,511.3	$613.9
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2024 to the first six months of 2025 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was positively impacted by favorable pricing on new model year motorcycles.
•Revenue was unfavorably impacted by weaker average foreign currency exchange rates, primarily in Europe and Asia Pacific, relative to the U.S. dollar compared to the same period last year. Cost of sales was favorably impacted by balance sheet remeasurements, partially offset by unfavorable impacts from hedging activities.
•Changes in the shipment mix had a favorable impact on gross profit primarily driven by beneficial mix within families toward new limited edition models and models with upgrades and new features, partially offset by unfavorable impacts from shipping a lower proportion of Grand American Touring models.
•Raw material costs were lower than in the prior year.
•Manufacturing and other costs were negatively impacted by unfavorable manufacturing leverage related to higher fixed costs per unit resulting from lower production and shipment volumes as well as higher tariff and logistics costs. These negative impacts were partially offset by supply-chain productivity gains.
Operating expenses were lower in the first six months of 2025 compared to the same period last year primarily due to lower people costs, including the cost of compensation and benefits, as well as lower warranty costs on lower volume, partially offset by increased marketing costs as the Company supports its dealers' marketing efforts during the riding season and costs related to the Company's proxy contest in connection with this year's annual meeting of shareholders.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Six months ended
	June 30, 2025	June 30, 2024	(Decrease) Increase	% Change
Revenue	$8,754	$11,152	$(2,398)	(21.5)%
Cost of goods sold	10,373	16,877	(6,504)	(38.5)
Gross profit	(1,619)	(5,725)	4,106	(71.7)
Selling, administrative and engineering expense	36,842	51,682	(14,840)	(28.7)
Operating loss	$(38,461)	$(57,407)	$18,946	(33.0)%

LiveWire motorcycle unit shipments	88	275	(187)	(68.0)
During the first six months of 2025, revenue decreased by $2.4 million, or 21.5%, compared to the first six months of 2024. The decrease was primarily due to lower electric motorcycle volumes sold during the first six months of 2025 as compared to the same period last year. Cost of sales decreased by $6.5 million, or 38.5%, during the first six months of 2025 compared to the first six months of 2024 due primarily to lower electric motorcycle volumes.
During the first six months of 2025, selling, administrative and engineering expense decreased $14.8 million, or 28.7%, compared to the first six months of 2024 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change
Revenue:
Interest income	$424,457	$433,913	$(9,456)	(2.2)%
Other income	77,942	78,423	(481)	(0.6)
	502,399	512,336	(9,937)	(1.9)
Expenses:
Interest expense	182,508	182,480	28	—
Provision for credit losses	103,072	117,040	(13,968)	(11.9)
Operating expense	83,010	87,578	(4,568)	(5.2)
	368,590	387,098	(18,508)	(4.8)
Operating income	$133,809	$125,238	$8,571	6.8%
Interest income was lower for the first six months of 2025, primarily due to lower average outstanding finance receivables at a lower average yield.
The provision for credit losses was $14.0 million lower in the first six months of 2025 as compared to the prior year primarily due to a favorable change in the allowance for credit losses. The favorable change in the allowance for credit losses was primarily driven by a decrease in retail receivables partially offset by an increase in the wholesale reserve compared to the first six months of 2024. The Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios at the end of the second quarter of 2025 were weighted towards more pessimistic scenarios given continued challenging macro‐economic conditions, including a persistently high interest rate environment and muted consumer confidence. The Company’s expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
Annualized credit losses on the Company's retail motorcycle loans were 3.25% at the end of the second quarter of 2025 compared to 3.12% at the end of the second quarter of 2024. The 30-day delinquency rate for retail motorcycle loans at June 30, 2025 increased to 4.34% from 3.92% at June 30, 2024. The unfavorable retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Additionally, while recovery values at auction have stabilized, values continue to run below historical levels.
Operating expenses decreased $4.6 million in the first six months of 2025 compared to the first six months of 2024 due in part to reduced amortization expense partially offset by increased insurance related costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024
Balance, beginning of period	$401,183	$381,966
Provision for credit losses	103,072	117,040
Charge-offs, net of recoveries	(104,962)	(105,489)
Balance, end of period	$399,293	$393,517
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
The Company expects to fund its on-going operations (excluding the origination of finance receivables) and its capital allocation priorities including capital expenditures, dividends and discretionary share repurchases primarily with cash flows from operating activities and cash and cash equivalents on hand as well as cash generated from the HDFS Transaction as described in Key Factors.(1) Assuming the successful closing of the HDFS Transaction, the Company expects to fund approximately two-thirds of retail finance originations through the monthly sale of these retail loan originations to its counterparties in the HDFS Transaction as described in Key Factors. The Company expects to fund the origination of remaining finance receivables primarily with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and brokered certificates of deposit.(1)
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at June 30, 2025 were as follows (in thousands):

Cash and cash equivalents(a)	$1,587,664

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(461,477)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,038,523

Asset-backed Canadian commercial paper conduit facility(b)(c)	120,600
Borrowings against committed facility	(60,761)
Net asset-backed Canadian commercial paper conduit facility	59,839

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(503,353)
Net credit facility availability	916,647
$3,602,673
(a)Includes $29.3 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months, which the Company expects to renew prior to expiration.(1)
(c)C$165.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at June 30, 2025.
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term credit ratings, as of June 30, 2025 were as follows:

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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$509,492	$577,642
Net cash provided (used) by investing activities	(89,854)	(397,029)
Net cash provided (used) by financing activities	(416,519)	181,998
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,375	(10,821)
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,494	$351,790
Operating Activities
Cash flow provided by operating activities in the first half of 2025 compared to the first half of 2024 was lower primarily due to lower net income and negative changes in working capital, partially offset by lower net cash outflows related to wholesale finance receivables. Working capital was negatively impacted by a smaller reduction in inventory compared to the prior year period, partially offset by a larger increase in accounts payable and accrued liabilities compared to the prior year period.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at June 30, 2025 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There are no required qualified pension plan contributions in 2025. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company has a liability for unrecognized tax benefits of $13.5 million and related accrued interest and penalties of $8.3 million as of June 30, 2025. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of finance receivables with the issuance of debt.
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and retail finance receivable originations and collections. Capital expenditures were $65.6 million in the first half of 2025 compared to $87.8 million in the same period last year. The Company's 2025 plan includes capital investments, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows for finance receivables during the first half of 2025 decreased cash flows from investing activities by $284.0 million compared to net cash outflows for finance receivables in the same period last year due to lower retail finance receivable originations, partially offset by lower retail finance receivable collections. The Company funded its finance receivables net lending activity through the issuance of debt, discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.360 and $0.345 per share totaling $44.8 million and $47.4 million during the first half of 2025 and 2024, respectively.

Cash outflows for share repurchases were $93.1 million in the first half of 2025 compared to $209.7 million in the same period last year. Share repurchases during the first half of 2025 include $87.5 million or 3.4 million shares of common stock related to discretionary repurchases and $5.6 million or 0.2 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. On July 18, 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis. As of June 30, 2025, there were 18.1 million shares remaining on a board-approved share repurchase authorization. In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash outflows of $0.3 billion in the first six months of 2025 compared to net cash inflows of $0.4 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Outstanding debt:
Unsecured commercial paper	$503,353	$497,792
Asset-backed Canadian commercial paper conduit facility	60,761	91,379
Asset-backed U.S. commercial paper conduit facility	461,477	435,930
Asset-backed securitization debt, net	1,866,214	1,921,408
Medium-term notes, net	3,215,765	3,776,060
Senior notes, net	747,164	746,438
	$6,854,734	$7,469,007

Deposits, net	$537,884	$504,093
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $537.9 million and $504.1 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 30, 2025 and June 30, 2024, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Credit Facilities – In April 2024, the Company extended its existing $710.0 million five-year credit facility that was due to mature in April 2025 so that it matures in April 2029 and amended the language of its $710.0 million five-year credit facility that matures in April 2027 so that it conforms in all respects to the April 2029 credit facility other than maturity date. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of June 30, 2025 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.

Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at June 30, 2025 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$820,393(a)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
$500,000	5.95%	June 2024	June 2029
$714,914(b)	5.61%	March 2025	March 2030
(a)€700.0 million par value remeasured to U.S. dollar at June 30, 2025
(b)€610.0 million par value remeasured to U.S. dollar at June 30, 2025
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $19.5 million and $16.6 million at June 30, 2025 and June 30, 2024, respectively. During the second quarter of 2025, $700.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the first quarter of 2025 or the six months ended June 30, 2024.
Senior Notes – In July 2015, the Company issued $750.0 million of unsecured senior notes in an underwritten offering. The senior notes provide for semi-annual interest payments and principal due at maturity. The Company used the proceeds from the debt to repurchase shares of its common stock in 2015. $450.0 million of the senior notes, which had an interest rate of 3.50%, matured in July 2025. $300.0 million of the senior notes mature in July 2045 and have an interest rate of 4.625%.
On July 1, 2025, the Company entered into a term loan facility that permitted the Company to draw up to $450.0 million on or prior to July 31, 2025. On July 24, 2025, the Company drew $450.0 million under the facility which will mature on July 1, 2027 and carries an interest rate of term Secured Overnight Financing Rate (SOFR) plus a margin based on the Company's credit rating. The Company used the proceeds to pay down the principal and interest of the $450.0 million 3.50% senior notes that matured in July 2025. The facility includes operating and financial covenants that are substantially the same as those described below and applicable under the Global Credit Facilities at the current credit rating levels for the Company's short-term and long-term debt.
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2025, the Company renewed and amended its revolving facility agreement (Canadian Conduit) with a Canadian bank-sponsored asset-backed commercial paper conduit. Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$165.0 million. The transferred assets are restricted as collateral for the payment of the associated debt.
Availability under the Canadian Conduit is based on, among other things, the amount and credit performance of eligible Canadian retail motorcycle finance receivables held as collateral. As of March 31, 2025, the Company was temporarily unable to draw on the Canadian Conduit as a result of elevated credit losses. The June 2025 renewal restored the Company's access to the Canadian Conduit facility and increased credit loss thresholds for future periods.
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 4 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 30, 2025, the Canadian Conduit had an expiration date of June 30, 2026.
There were no finance receivable transfers under the Canadian Conduit Facility during the first six months of 2025. Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows in 2024 (in millions):

	2024
	Transfers	Proceeds
First quarter	$34.9	$28.6
Second quarter	20.6	16.9
	$55.5	$45.5

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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2025, the U.S. Conduit Facility had an expiration date of November 21, 2025.
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows (in millions):

	2025		2024
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$179.5	$155.0	$334.8	$306.0
Second quarter	—	—	—	—
	$179.5	$155.0	$334.8	$306.0
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
The accounting treatment for the asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. The Company's current outstanding asset-backed securitizations do not meet the criteria to be accounted for as a sale because, in addition to retaining servicing rights, the Company retains a financial interest in the VIE in the form of a debt security. These transactions are treated as secured borrowings, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have various contractual maturities ranging from 2026 to 2033.

Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2025			2024
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$—	$—	$—
Second quarter	584.4	500.0	497.8	607.8	550.0	547.6
	$584.4	$500.0	$497.8	$607.8	$550.0	$547.6

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
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (the Convertible Term Loan) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire may obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated on the date of each advance and as of each June 1 and December 1 thereafter. The interest rate is calculated based on the sum of (i) the forward-looking term rate based on SOFR for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of LiveWire. The Convertible Term Loan includes negative covenants restricting the ability of LiveWire to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by LiveWire at maturity, unless otherwise agreed between Harley-Davidson, Inc. and LiveWire, the Convertible Term Loan will be converted to equity of LiveWire Group, Inc. at a conversion price per share of LiveWire Group, Inc. common stock equal to 90% of the volume weighted average price per share of common stock for the 30 trading days immediately preceding the conversion date. As of June 30, 2025, there had been no draws and there was no outstanding balance under the Convertible Term Loan.

The Company believes headwinds facing the broader powersports and discretionary leisure industries are even more complicated in the electric vehicle (EV) segment of the market. The Company believes indicators point to a much later EV adoption than the Company originally anticipated given a lack of government incentives and a notably less favorable regulatory environment, combined with a slower expansion of charging infrastructure. The Company is evaluating all options for its investment in LiveWire while LiveWire will continue evaluating all options for its business, including seeking external capital if and when needed. In addition, LiveWire plans to continue to drive additional significant cost savings to reduce cash usage and operating losses with the intention of establishing a sustainable business model with the existing funds available. The Company does not plan to make additional investments in LiveWire beyond availability under the Convertible Term Loan of up to $100 million.
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

As of June 30, 2025, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including without limitation the Hardwire strategic plan, each of the pillars, and the evolution of LiveWire as a standalone brand; (b) manage supply chain and logistics issues, including without limitation quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine, or natural disasters and longer shipping times and increased logistics costs; (c) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or rebalancing or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; (d) accurately analyze, predict and react to changing market conditions, interest rates, and geopolitical environments, and successfully adjust to shifting global consumer needs and interests; (e) accurately predict the margins of its segments in light of, among other things, tariffs, rebalancing trade measures, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (f) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of activist collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (g) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (h) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (i) successfully carry out its global manufacturing and assembly operations; (j) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (k) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) prevent, detect and remediate any issues with its motorcycles, or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) successfully manage and reduce costs throughout the business; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; and (iii) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s most recent Annual Report on Form 10-K; (q) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (r) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name; (s) successfully maintain or achieve a manner in which to sell motorcycles in Europe, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (t) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (u) retain and attract talented employees and leadership and qualified and experienced independent directors for its Board of Directors, eliminate personnel duplication, inefficiencies and complexity throughout the organization, and successfully complete transitions of executives, including the Company's upcoming CEO transition; (v) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (w) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (x) prevent a ransomware attack or cybersecurity incidents and data privacy breaches and respond to related evolving regulatory requirements; (y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (aa) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (bb) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (cc) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts and manage exposure in commercial or contractual disputes; (dd) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ee) close third-party investment(s) in HDFS in a manner consistent with the Company's objectives, that does not adversely affect its business, and leverages the benefit of the strategic partnership; (ff) manage risks and opportunities related to outsourced functions and use of artificial intelligence; (gg) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (hh) optimize capital allocation in light of the Company's capital allocation priorities; (ii) manage the Company's share repurchase strategy; and (jj) manage issues related to climate change and related regulations.
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
The Company has foreign currency denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At June 30, 2025, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign currency denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and the Company's Quarterly Report for the period ending March 31, 2025.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

H-D Japan Matter - As discussed in Item 1. Legal Proceedings of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2024, the Fair Trade Commission in Japan ("Japan FTC") initiated an investigation into Harley-Davidson Japan KK ("H-D Japan"), a subsidiary of the Company, for alleged improper activity, including setting excessive sales quotas for H-D Japan’s motorcycle dealers. H-D Japan is cooperating with the Japan FTC in its investigation. The Company does not expect that this matter will result in material costs in the future. The Company is not aware of activity similar to the alleged activity occurring outside Japan.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which have not materially changed except as set forth below. The following risk factors have been updated to reflect new developments and emerging risks related to governmental actions related to tariffs and international trade as well as the search for the Company's next CEO.
•Changes in national policy, governmental actions related to tariffs or international trade agreements, as well as shifts in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, development, and investment in the regions where the Company operates, can significantly impact the Company's business. Such changes could lead to negative sentiments towards the Company, potentially depress economic activity or, restrict access to suppliers or customers, and thereby have a material adverse effect on the Company's business, results of operations and outlook. In January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on goods from various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on goods from the U.S., either generally or with respect to certain products. In certain circumstances the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. Since then, the U.S. has continued to impose tariffs on imported goods, and affected countries have responded by imposing tariffs on U.S. goods. In April 2025, the U.S. announced a baseline tariff of 10% on goods from all countries and instituted additional individualized reciprocal tariffs for countries with which the U.S. has significant trade deficits. The U.S. continues to implement new, reinstated or adjusted tariffs, and the Company expects that it will continue with this practice. Foreign countries subject to these U.S. tariffs continue to implement new, reinstated or adjusted rebalancing tariffs, and the Company expects that foreign countries will continue with that practice. For example, in February 2025, additional tariffs were imposed on imports from China and China responded with retaliatory tariffs on U.S. goods. The U.S. and foreign countries may also amend, suspend or withdraw their respective recently-enacted tariffs at any time. If the recently-enacted tariffs are not amended, suspended or withdrawn, it is likely to negatively impact the Company’s ability to sell products domestically and internationally at or near current prices as tariffs impact the cost of raw materials, components and motorcycles.

For example, in 2018 the U.S. implemented tariffs on steel and aluminum imports into the U.S. from the EU and in response, the EU implemented incremental rebalancing tariffs of 25% on certain products imported into the EU, including non-electric motorcycles. In April 2021, the 2018 incremental rebalancing tariffs of 25% started to apply, resulting in a 31% duty on the Company’s motorcycles imported into the EU from its manufacturing facilities in the U.S. and Thailand. The 2018 incremental rebalancing tariffs of 25% were suspended in October 2021 pending negotiations between the U.S. and EU and were recently further suspended until August 6, 2025. On July 27, 2025, the U.S and EU announced a framework trade agreement. However, the effects of that framework agreement on the Company are uncertain. In particular, it is unclear what effect the framework agreement may have on the EU's 2018 incremental rebalancing tariffs of 25% on motorcycles, including whether those incremental tariffs will go into effect on or after August 6, 2025.

The U.S. tariffs and rebalancing tariffs that were recently enacted or that may be enacted have contributed to uncertainty about current global economic conditions. In addition to impacting the cost of motorcycles, sustained uncertainty could increase the cost of components and materials used to make the Company’s motorcycles and other products and result in a global economic slowdown and long-term changes to global trade. Higher production costs could make the Company’s motorcycles and other products less affordable for consumers, both in the U.S. and in foreign countries, and negatively impact consumer demand.
•The Company’s operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders. The Company’s future success depends on its continuing ability to: (i) identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization, (ii) effectively execute reorganization actions within expected costs and realize the expected benefits of those actions and (iii) attract qualified and experienced independent directors for its Board of Directors. The Company is highly dependent on its senior management, other key personnel, and its Board. The loss of key personnel or independent directors, or inability of the Company to successfully identify and hire the right new Chief Executive Officer and transition to that Chief Executive Officer, could adversely affect the Company’s operations and profitability. Any perceived uncertainties regarding the Company's future direction and control, its ability to execute its strategy, or alterations to the composition of its Board or senior management team, including uncertainties arising from the

Company's CEO search and eventual transition, could create a perception of instability or a shift in business direction, affecting the Company’s ability to attract or retain qualified personnel or independent directors. Further, the Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance, and the Company must effectively execute reorganization actions. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.
The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended June 30, 2025:

2025 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	22	$22	22	18,121,245
May 1 to May 31	844	$24	844	18,121,245
June 1 to June 30	1,007	$24	1,007	18,121,245
	1,873	$24	1,873
In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company did not repurchase any shares on a discretionary basis during the quarter ended June 30, 2025 under the July 2024 authorization. As of June 30, 2025, 18.1 million shares remained under the July 2024 authorization. The Company did not repurchase any shares under the July 2025 authorization and there were no shares available as June 30, 2025 under the July 2025 authorization as it occurred subsequent to the end of the period.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2025, the Company acquired 1,873 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.

Item 5. Other Information
During the period ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1	Term Loan Agreement, dated July 1, 2025 among Harley-Davidson, Inc. as borrower and JPMorgan Chase Bank, N.A. as administrative agent
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 6, 2025	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer and President, Commercial
(Principal financial officer)

Date: August 6, 2025	/s/ Bryan A. Beck
Bryan A. Beck
Chief Accounting Officer
(Principal accounting officer)