Form 10-Q
period 2025-09-30
HARLEY-DAVIDSON, INC.
filed 2025-11-05
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 118,141,863 shares of common stock as of October 31, 2025.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Motorcycles and related products	$1,079,522	$881,213	$3,213,431	$3,717,375
Financial services	261,188	269,482	763,587	781,818
	1,340,710	1,150,695	3,977,018	4,499,193
Costs and expenses:
Motorcycles and related products cost of goods sold	798,683	618,580	2,320,261	2,566,272
Financial services interest expense	75,883	94,463	258,391	276,943
Financial services provision for credit losses	(301,499)	57,977	(198,427)	175,017
Selling, administrative and engineering expense	292,885	273,879	849,098	870,985
	865,952	1,044,899	3,229,323	3,889,217
Operating income	474,758	105,796	747,695	609,976
Other income, net	14,706	18,408	45,456	54,851
Investment income	12,267	16,450	32,158	45,665
Interest expense	10,182	7,707	25,564	23,066
Income before income taxes	491,549	132,947	799,745	687,426
Income tax provision	116,384	16,980	188,036	123,821
Net income	375,165	115,967	611,709	563,605
Less: Loss attributable to noncontrolling interests	2,201	3,073	6,332	8,644
Net income attributable to Harley-Davidson, Inc.	$377,366	$119,040	$618,041	$572,249
Earnings per share:
Basic	$3.13	$0.92	$5.07	$4.30
Diluted	$3.10	$0.91	$5.03	$4.27
Cash dividends per share	$0.1800	$0.1725	$0.5400	$0.5175
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$375,165	$115,967	$611,709	$563,605
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,642)	63,922	52,019	25,733
Derivative financial instruments	(6,163)	(23,940)	(23,987)	(17,016)
Unrealized gain on available for sale securities	718	—	718	—
Pension and postretirement benefit plans	(776)	(821)	(2,329)	(2,468)
	(7,863)	39,161	26,421	6,249
Comprehensive income	367,302	155,128	638,130	569,854
Less: Comprehensive loss attributable to noncontrolling interests	2,201	3,073	6,332	8,644
Comprehensive income attributable to Harley-Davidson, Inc.	$369,503	$158,201	$644,462	$578,498
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2025	December 31, 2024	September 30, 2024
ASSETS
Cash and cash equivalents	$1,775,038	$1,589,608	$2,243,910
Accounts receivable, net	305,010	234,315	307,701
Finance receivables held for sale, net	4,080,885	—	—
Finance receivables held for investment, net of (recovery) allowance of $(15,952), $72,244, and $70,073	1,221,348	2,031,496	2,300,551
Inventories, net	512,186	745,793	681,864
Restricted cash	51,530	135,661	147,910
Other current assets	297,444	259,764	208,000
Current assets	8,243,441	4,996,637	5,889,936
Finance receivables held for investment, net of allowance of $3,051, $328,939, and $329,839	662,201	5,256,798	5,499,836
Property, plant and equipment, net	719,103	757,072	728,467
Pension and postretirement assets	481,427	440,825	452,515
Goodwill	63,850	61,655	62,909
Deferred income taxes	90,837	175,826	169,290
Lease assets	67,290	63,853	69,837
Other long-term assets	238,235	128,913	153,869
	$10,566,384	$11,881,579	$13,026,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$342,787	$298,718	$305,619
Accrued liabilities	628,624	593,960	626,352
Short-term deposits, net	292,667	173,099	178,638
Short-term debt	684,741	640,204	497,373
Current portion of long-term debt, net	1,329,244	1,851,513	2,561,535
Current liabilities	3,278,063	3,557,494	4,169,517
Long-term deposits, net	261,801	377,487	370,372
Long-term debt, net	3,147,836	4,468,665	4,739,507
Lease liabilities	52,487	47,420	51,955
Pension and postretirement liabilities	51,141	53,874	58,551
Deferred income taxes	17,655	16,889	33,493
Other long-term liabilities	196,022	201,250	178,152
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,726	1,720	1,720
Additional paid-in-capital	1,814,691	1,792,523	1,784,123
Retained earnings	4,016,811	3,465,058	3,603,720
Accumulated other comprehensive loss	(306,285)	(332,706)	(298,713)
Treasury stock, at cost	(1,954,543)	(1,760,548)	(1,659,544)
Total Harley-Davidson, Inc. shareholders' equity	3,572,400	3,166,047	3,431,306
Noncontrolling interest	(11,021)	(7,547)	(6,194)
Total equity	3,561,379	3,158,500	3,425,112
	$10,566,384	$11,881,579	$13,026,659

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2025	December 31, 2024	September 30, 2024
Balances held by consolidated variable interest entities (Note 10):
Finance receivables held for sale, net - current	$785,461	$—	$—
Finance receivables held for investment, net - current	$—	$618,231	$646,317
Other assets	$3,408	$7,364	$6,045
Finance receivables held for investment, net - non-current	$—	$2,174,160	$2,359,227
Restricted cash - current and non-current	$47,739	$146,511	$156,583
Current portion of long-term debt, net	$462,137	$683,272	$719,535
Long-term debt, net	$—	$1,698,712	$1,904,175
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities (Note 6)	$416,903	$930,655
Cash flows from investing activities:
Capital expenditures	(102,090)	(140,424)
Origination of finance receivables held for investment	(2,287,369)	(3,002,737)
Collections from finance receivables held for investment	2,459,406	2,657,149
Proceeds from sale of securitization beneficial interests, net	125,369	—
Collection of retained securitization beneficial interests	9,353	—
Other investing activities	808	(165)
Net cash provided (used) by investing activities	205,477	(486,177)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	647,088	495,856
Repayments of medium-term notes	(700,000)	—
Proceeds from term loan	448,013	—
Repayments of senior unsecured notes	(450,000)	—
Proceeds from securitization debt	497,790	1,145,211
Repayments of securitization debt	(718,034)	(782,161)
Borrowings of asset-backed commercial paper	155,000	366,171
Repayments of asset-backed commercial paper	(217,554)	(195,709)
Net increase (decrease) in unsecured commercial paper	44,938	(387,392)
Net increase in deposits	3,312	100,737
Dividends paid	(66,288)	(69,454)
Repurchase of common stock	(193,209)	(359,810)
Other financing activities	1,269	11
Net cash (used) provided by financing activities	(547,675)	313,460
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,009	198
Net increase in cash, cash equivalents and restricted cash	$85,714	$758,136

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,740,854	$1,648,811
Net increase in cash, cash equivalents and restricted cash	85,714	758,136
Cash, cash equivalents and restricted cash, end of period	$1,826,568	$2,406,947

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,775,038	$2,243,910
Restricted cash	51,530	147,910
Restricted cash included in Other long-term assets	—	15,127
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,826,568	$2,406,947
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2024	171,982,732	$1,720	$1,792,523	$3,465,058	$(332,706)	$(1,760,548)	$3,166,047	$(7,547)	$3,158,500
Net income (loss)	—	—	—	133,104	—	—	133,104	(2,307)	$130,797
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,477)	—	(5,477)	—	$(5,477)
Dividends ($0.1800 per share)	—	—	—	(22,921)	—	—	(22,921)	—	$(22,921)
Repurchase of common stock	—	—	—	—	—	(93,871)	(93,871)	—	$(93,871)
Share-based compensation and other	576,785	6	5,291	—	—	—	5,297	1,365	$6,662
Balance, March 31, 2025	172,559,517	1,726	1,797,814	3,575,241	(338,183)	(1,854,419)	3,182,179	(8,489)	3,173,690
Net income (loss)	—	—	—	107,569	—	—	107,569	(1,824)	$105,745
Other comprehensive income, net of tax (Note 15)	—	—	—	—	39,761	—	39,761	—	$39,761
Dividends ($0.1800 per share)	—	—	—	(21,835)	—	—	(21,835)	—	$(21,835)
Repurchase of common stock	—	—	—	—	—	(45)	(45)	—	$(45)
Share-based compensation and other	5,651	—	8,526	—	—	770	9,296	1,321	$10,617
Balance, June 30, 2025	172,565,168	1,726	1,806,340	3,660,975	(298,422)	(1,853,694)	3,316,925	(8,992)	3,307,933
Net income (loss)	—	—	—	377,366	—	—	377,366	(2,201)	$375,165
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(7,863)	—	(7,863)	—	$(7,863)
Dividends ($0.1800 per share)	—	—	—	(21,530)	—	—	(21,530)	—	$(21,530)
Repurchase of common stock	—	—	—	—	—	(101,057)	(101,057)	—	$(101,057)
Share-based compensation and other	8,355	—	8,351	—	—	208	8,559	172	$8,731
Balance, September 30, 2025	172,573,523	$1,726	$1,814,691	$4,016,811	$(306,285)	$(1,954,543)	$3,572,400	$(11,021)	$3,561,379

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2023	171,218,640	$1,712	$1,752,435	$3,100,925	$(304,962)	$(1,297,302)	$3,252,808	$(513)	$3,252,295
Net income (loss)	—	—	—	234,941	—	—	234,941	(2,708)	$232,233
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(27,596)	—	(27,596)	—	$(27,596)
Dividends ($0.1725 per share)	—	—	—	(24,385)	—	—	(24,385)	—	$(24,385)
Repurchase of common stock	—	—	—	—	—	(108,620)	(108,620)	—	$(108,620)
Share-based compensation and other	745,160	8	10,565	—	—	—	10,573	1,586	$12,159
Balance, March 31, 2024	171,963,800	1,720	1,763,000	3,311,481	(332,558)	(1,405,922)	3,337,721	(1,635)	$3,336,086
Net income (loss)	—	—	—	218,269	—	—	218,269	(2,863)	$215,406
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,316)	—	(5,316)	—	$(5,316)
Dividends ($0.1725 per share)	—	—	—	(22,974)	—	—	(22,974)	—	$(22,974)
Repurchase of common stock	—	—	—	—	—	(102,870)	(102,870)	—	$(102,870)
Share-based compensation and other	5,124	—	12,049	—	—	879	12,928	56	$12,984
Balance, June 30, 2024	171,968,924	1,720	1,775,049	3,506,776	(337,874)	(1,507,913)	3,437,758	(4,442)	$3,433,316
Net income (loss)	—	—	—	119,040	—	—	119,040	(3,073)	$115,967
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	39,161	—	39,161	—	$39,161
Dividends ($0.1725 per share)	—	—	—	(22,096)	—	—	(22,096)	—	$(22,096)
Repurchase of common stock	—	—	—	—	—	(151,631)	(151,631)	—	$(151,631)
Share-based compensation and other	11,913	—	9,074	—	—	—	9,074	1,321	$10,395
Balance, September 30, 2024	171,980,837	$1,720	$1,784,123	$3,603,720	$(298,713)	$(1,659,544)	$3,431,306	$(6,194)	$3,425,112
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $(8.9) million and $5.8 million for the three month periods ended September 30, 2025 and September 30, 2024, respectively, and $11.6 million and $(0.9) million for the nine month periods ended September 30, 2025 and September 30, 2024, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of September 30, 2025 and September 30, 2024, the Consolidated statements of operations for the three and nine month periods then ended, the Consolidated statements of comprehensive income for the three and nine month periods then ended, the Consolidated statements of cash flows for the nine month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the nine month periods ended September 30, 2025 and September 30, 2024.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to reduce complexity related to estimating expected credit losses for current accounts receivable and current contract asset balances accounted for under Topic 606 Revenue from Contracts with Customers. The main provision of ASU 2025-05 applicable to the Company provides a practical expedient that allows all entities to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses accounted for under Topic 606. The new guidance is effective for the fiscal years beginning after December 15, 2025. Early adoption is permitted in both interim and annual reporting periods. If elected, the amendments in ASU 2025-05 should be applied prospectively. The Company is still evaluating the impact ASU 2025-05 will have on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs. The main provisions of ASU 2025-06 remove all references to prescriptive and sequential software development stages and require capitalization of software costs when both (a) management has authorized and committed to funding the software project and (b) it is probable the project will be completed and the software will be used to perform the function intended (the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, consideration is given to whether there is significant uncertainty associated with the development activities of the software ("significant development uncertainty"). Significant development uncertainty considers whether (a) the software being development has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, that have not been resolved through coding and testing and (b) a determination has been made regarding what the software needs to do (for example, functions or features), including whether the software's significant performance requirements have been identified or are being substantially revised. The new guidance is effective for the fiscal years beginning after December 15, 2027, including interim periods within the fiscal year the new guidance is adopted. Early adoption is permitted at the beginning of an annual reporting period. If elected, the amendments in ASU 2025-06 can be applied using a prospective transition approach, a modified transition approach, or a retrospective transition approach. Under a prospective transition approach, the new guidance would apply to new software costs incurred as of the beginning of the period of adoption for all projects, including in-process projects. Under a modified transition approach, the new guidance would be applied on a prospective basis to new software costs incurred (for all projects, including costs incurred for in-process projects), except for in-process projects that, as of the date of adoption, do not meet the capitalization requirements under the new guidance but meet the capitalization requirements under prior guidance. For those in-process projects, any capitalized costs should be derecognized through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the date of adoption. Under a retrospective transition approach, comparative periods would be recast to reflect the new guidance with a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the first period presented. The Company is still evaluating the impact ASU 2025-06 will have on the Company's consolidated financial statements.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
HDMC:
Motorcycles	$821,864	$615,628	$2,463,793	$2,905,861
Parts and accessories	167,252	174,301	497,558	534,359
Apparel	56,052	55,688	168,614	183,192
Licensing	5,547	3,897	14,549	18,312
Other	23,244	26,891	54,599	59,693
	1,073,959	876,405	3,199,113	3,701,417
LiveWire	5,563	4,808	14,318	15,958
Motorcycles and related products revenue	1,079,522	881,213	3,213,431	3,717,375

HDFS:
Interest income	198,239	232,990	622,696	666,903
Other	62,949	36,492	140,891	114,915
Financial services revenue	261,188	269,482	763,587	781,818
	$1,340,710	$1,150,695	$3,977,018	$4,499,193
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

	September 30, 2025	September 30, 2024
Balance, beginning of period	$56,753	$47,091
Balance, end of period	$93,221	$54,792
Previously recorded contract liabilities recognized as revenue in the three months ended September 30, 2025 and September 30, 2024 were $8.3 million and $7.3 million, respectively, and $26.1 million and $22.2 million in the nine months ended September 30, 2025 and September 30, 2024, respectively. The Company expects to recognize approximately $33.7 million of the remaining unearned revenue over the next 12 months and $59.5 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the nine months ended September 30, 2025 was 23.5% compared to 18.0% for the nine months ended September 30, 2024. The increase in the effective income tax rate was attributable to changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate as well as a lower benefit from income tax credits.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to Harley-Davidson, Inc.	$377,366	$119,040	$618,041	$572,249

Basic weighted-average shares outstanding	120,614	130,078	122,015	133,187
Effect of dilutive securities – employee stock compensation plan	1,062	884	840	798
Diluted weighted-average shares outstanding	121,676	130,962	122,855	133,985
Net earnings per share:
Basic	$3.13	$0.92	$5.07	$4.30
Diluted	$3.10	$0.91	$5.03	$4.27
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.5 million and 0.4 million shares for the three months ended September 30, 2025 and September 30, 2024, respectively, and 1.6 million and 0.9 million shares for the nine months ended September 30, 2025 and September 30, 2024, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Mutual funds	$32,493	$32,070	$33,816
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

	September 30, 2025	December 31, 2024	September 30, 2024
Raw materials and work in process	$294,480	$353,819	$299,296
Motorcycle finished goods	255,339	411,442	399,699
Parts and accessories and apparel	98,431	110,591	119,260
Inventory at lower of FIFO cost or net realizable value	648,250	875,852	818,255
Excess of FIFO over LIFO cost	(136,064)	(130,059)	(136,391)
	$512,186	$745,793	$681,864
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $554.5 million, $550.6 million, and $549.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Future maturities of the Company's certificates of deposit as of September 30, 2025 were as follows (in thousands):

2025	28,000
2026	277,304
2027	196,704
2028	18,500
2029	15,200
Thereafter	19,790
Future maturities	555,498
Unamortized fees	(1,030)
$554,468
Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$611,709	$563,605
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	126,339	119,568
Amortization of deferred loan origination costs	43,871	54,461
Amortization of financing origination fees	9,773	10,363
Income related to long-term employee benefits	(41,287)	(40,076)
Employee benefit plan contributions and payments	(5,091)	(3,781)
Stock compensation expense	25,838	39,820
Net change in wholesale finance receivables related to sales	(183,006)	(211,800)
Provision for credit losses	(198,427)	175,017
Origination of finance receivables held for sale	(414,009)	—
Collections from finance receivables held for sale	16,916	—
Gain on sale of securitization beneficial interests	(26,958)	—
Deferred income taxes	92,122	(1,815)
Other, net	19,360	19,557
Changes in current assets and liabilities:
Accounts receivable, net	(46,415)	(36,529)
Finance receivables – accrued interest and other	11,279	2,325
Inventories, net	262,287	253,373
Accounts payable and accrued liabilities	75,039	(12,903)
Other current assets	37,563	(530)
	(194,806)	367,050
Net cash provided by operating activities	$416,903	$930,655

Gain on sale of securitization beneficial interests – As discussed in Note 10 of the Notes to Consolidated financial statements, the Company consolidates certain SPEs, which are considered VIEs under U.S. GAAP and which hold certain assets and liabilities, including finance receivables, restricted cash, and debt. In the third quarter of 2025, HDFS entered into an agreement with two counterparties ("HDFS Transaction") that included the sale of 95% of its residual interests in retail finance receivables that were previously transferred to certain special purpose entities (SPEs) through on-balance sheet asset-backed securitization transactions. This sale of securitization beneficial interests resulted in the deconsolidation of assets and liabilities held by certain SPEs under U.S. GAAP. The sale of securitization beneficial interests resulted in the non-cash deconsolidation of $1.87 billion of Finance receivables held for investment, net and $1.67 billion of asset-backed securitization debt held by the VIEs that were previously consolidated. As a result of the sale of securitization beneficial interests, the Company received $234.6 million in cash consideration. On the Consolidated statements of cash flows, this amount was reduced by $109.2 million of restricted cash that was deconsolidated, resulting in a $125.4 million of net cash inflow included within Proceeds from sale of securitization beneficial interests, net within Cash flows from investing activities on the Consolidated statements of cash flows. The sale of securitization beneficial interests also resulted in a gain on the sale of $27.0 million included within Cash flows provided by operating activities. Refer to Note 7 of the Notes to Consolidated financial statements for further discussion about the HDFS Transaction.
7. Finance Receivables
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
As discussed in Note 6 of the Notes to Consolidated financial statements, the Company entered into the HDFS Transaction during the third quarter of 2025. This transaction had the following key aspects:
•Sale of Securitization Beneficial Interests: In the third quarter of 2025, the Company sold 95% of its residual interests in retail finance receivables that were previously transferred to certain SPEs through on-balance sheet asset-backed securitization transactions to the two counterparties. The impacts of this component of the transaction are discussed more fully within this Note, as well as in Notes 6, 10 and 11 of the Notes to Consolidated financial statements.
•Sale of Retail Finance Receivables: In the third quarter of 2025, the Company agreed to sell the majority of its retail finance receivables to the two counterparties. Accordingly, the Company reclassified those retail finance receivables at the time of the agreement to Finance receivables held for sale, net on the Consolidated balance sheets, which resulted in a benefit in the third quarter of 2025 from the release of the allowance for credit losses on this portfolio of retail finance receivables as discussed more fully within this Note. In October 2025, the Company completed the sale of these retail finance receivables. In order to facilitate the sale of the remaining finance receivables that were previously subject to on-balance sheet asset-backed financing as described in Note 10, in advance of the sale of retail finance receivables, the Company redeemed, in full, the related asset-backed debt associated with the asset-backed securitizations, asset-backed U.S. commercial paper conduit facility, and asset-backed Canadian commercial paper conduit facility.
•Sale of Future Retail Finance Receivable Originations: In October 2025, the Company completed the closing of its agreement to sell approximately two-thirds of future retail loan originations over the next five years to the two counterparties (Forward Flow Agreement). The Company expects HDFS will continue to service the future retail loan originations it sells to the counterparties and earn a loan servicing fee. This component of the transaction did not have any financial statement impact in the third quarter of 2025.
•Equity Investment in HDFS: During the fourth quarter, each of the counterparties paid $23 million cash to acquire 4.9% of HDFS based on a multiple of approximately 1.75x HDFS's post-transaction equity carrying value for a total of 9.8% of HDFS. Seven years after closing the transaction or in the event of a change of control of HDI or HDFS, each counterparty will have the right to exchange its HDFS ownership interest for Harley-Davidson common stock. Three years after closing the transaction, the Company has the right to repurchase the counterparties' ownership interest in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' post-closing HDFS ownership in an individual year. As a result of the counterparties' acquisition of HDFS stock, the Company will have a non-controlling interest that will participate in 9.8% of HDFS's earnings. This component of the transaction did not have any financial statement impact in the third quarter of 2025.
Finance receivables held for investment, net includes both retail and wholesale finance receivables, including amounts held by consolidated VIEs, which management has the intent and ability to hold. Finance receivables held for investment are recorded in the financial statements at amortized cost net of an allowance for credit losses as appropriate.
Finance receivables held for sale, net includes retail finance receivables that management intends to sell. When finance receivables are reclassified to held for sale from held for investment status, the previously recorded allowance for credit losses associated with the finance receivables is released and the finance receivables are held at the lower of amortized cost or fair value. If fair value is lower than amortized cost, a valuation allowance is recorded through Financial services revenue on the Consolidated statements of operations. The valuation allowance is updated each period to reflect the difference between amortized cost and the estimated selling price of the receivables.
Amortized cost for finance receivables held for investment and held for sale includes the principal outstanding, accrued interest, and deferred loan fees and costs. Deferred loan fee and cost amortization associated with loans held for investment is included within Financial services revenue on the Consolidated statements of operations. Amortization of deferred loan fees and costs is terminated at the time a loan is reclassified to held for sale status and any remaining deferred balances are included in any subsequent gain or loss on sale of the associated finance receivables.
As a result of the HDFS Transaction, $4.08 billion of the Company's retail finance receivables as of September 30, 2025 were reclassified as held for sale. The allowance for credit losses on this portfolio of retail finance receivables was released in conjunction with the reclassification from held for investment to held for sale status, resulting in a benefit to the provision expense of $338.2 million. In addition, $75.5 million was released from the allowance for credit losses and included in the gain on the sale of securitization beneficial interests during the three months ended September 30, 2025. The release of the allowance for credit losses resulted in an asset balance in the retail allowance for credit losses as estimated recoveries from retail finance receivables previously charged-off exceeded the remaining allowance for credit losses on loans held for investment.
Finance receivables held for investment, net were as follows (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Retail finance receivables	$704,294	$6,681,106	$6,961,975
Wholesale finance receivables	1,166,354	1,008,371	1,238,324
	1,870,648	7,689,477	8,200,299
Recovery (allowance) for credit losses	12,901	(401,183)	(399,912)
	$1,883,549	$7,288,294	$7,800,387
The Company's allowance for credit losses reflects expected lifetime credit losses, net of expected recoveries, on its finance receivables held for investment. Based on differences in the nature of the finance receivables held for investment and the underlying methodology for calculating the allowance for credit losses, the Company segments its finance receivables held for investment into the retail and wholesale portfolios. The Company further disaggregates each portfolio by credit quality indicators. As the credit risk varies between the retail and wholesale portfolios, the Company utilizes different credit quality indicators for each portfolio.
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilizes weighted-average remaining maturity and vintage-based loss forecast methodologies. Vintage-based forecasts include decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a one- or two-year period are incorporated into the methodologies to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the reasonable and supportable period. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience immediately or using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the third quarter of 2025, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence.
Additionally, the historical experience incorporated into the portfolio-specific models does not fully reflect the Company's comprehensive expectations regarding the future. As such, the Company incorporated qualitative factors to establish an appropriate allowance for credit losses balance. These factors may include motorcycle recovery value considerations, delinquency adjustments, specific problem loan trends, or changes in other portfolio-specific loan characteristics as appropriate.
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
Changes in the Company's (recovery) allowance for credit losses on its finance receivables held for investment by portfolio were as follows (in thousands):

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$374,828	$24,465	$399,293	$378,373	$22,810	$401,183
Provision for credit losses	(307,162)	5,663	(301,499)	(206,386)	7,959	(198,427)
Charge-offs	(44,555)	(4,701)	(49,256)	(183,395)	(5,342)	(188,737)
Recoveries	14,108	—	14,108	48,627	—	48,627
Sale of Residual Interest in Securitizations	(75,547)	—	(75,547)	(75,547)	—	(75,547)
Balance, end of period	$(38,328)	$25,427	$(12,901)	$(38,328)	$25,427	$(12,901)
	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$377,826	$15,691	$393,517	$367,037	$14,929	$381,966
Provision for credit losses	55,831	2,146	57,977	172,109	2,908	175,017
Charge-offs	(65,029)	—	(65,029)	(207,109)	—	(207,109)
Recoveries	13,447	—	13,447	50,038	—	50,038
Balance, end of period	$382,075	$17,837	$399,912	$382,075	$17,837	$399,912
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
The amortized cost of the Company's U.S. and Canadian retail finance receivables held for investment, along with total retail gross charge-offs by vintage and credit quality indicator were as follows (in thousands):

	September 30, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$144,780	$120,456	$61,502	$19,838	$12,198	$2,011	$360,785
Prime	125,804	104,939	60,992	29,368	13,633	2,767	337,503
Sub-prime	1,601	886	830	808	710	1,171	6,006
	$272,185	$226,281	$123,324	$50,014	$26,541	$5,949	$704,294
Gross charge-offs for the nine months ended September 30, 2025:
U.S. Retail	$2,771	$47,626	$53,155	$41,175	$21,364	$13,560	$179,651
Canadian Retail	126	996	991	821	383	427	3,744
	$2,897	$48,622	$54,146	$41,996	$21,747	$13,987	$183,395

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$1,040,491	$694,941	$449,697	$206,974	$67,668	$28,606	$2,488,377
Prime	1,042,910	821,719	659,000	363,507	141,495	82,771	3,111,402
Sub-prime	318,689	224,656	180,048	119,457	58,297	47,624	948,771
	2,402,090	1,741,316	1,288,745	689,938	267,460	159,001	6,548,550
Canadian Retail:
Super prime	36,011	29,098	17,468	8,330	3,179	1,096	95,182
Prime	9,111	8,687	6,724	4,033	2,212	1,524	32,291
Sub-prime	1,701	1,229	972	435	462	284	5,083
	46,823	39,014	25,164	12,798	5,853	2,904	132,556
	$2,448,913	$1,780,330	$1,313,909	$702,736	$273,313	$161,905	$6,681,106
Gross charge-offs for the year ended December 31, 2024:
U.S. Retail	$18,322	$92,489	$90,023	$47,678	$19,628	$17,143	$285,283
Canadian Retail	241	1,474	1,398	755	391	464	4,723
	$18,563	$93,963	$91,421	$48,433	$20,019	$17,607	$290,006

	September 30, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$931,374	$769,173	$507,694	$241,713	$84,111	$39,590	$2,573,655
Prime	927,821	901,954	730,870	410,721	166,169	106,766	3,244,301
Sub-prime	281,501	249,447	200,838	134,880	67,592	59,151	993,409
	2,140,696	1,920,574	1,439,402	787,314	317,872	205,507	6,811,365
Canadian Retail:
Super prime	35,280	34,382	21,186	10,573	4,410	1,702	107,533
Prime	9,200	10,340	8,054	4,812	2,782	2,124	37,312
Sub-prime	1,731	1,457	1,132	490	564	391	5,765
	46,211	46,179	30,372	15,875	7,756	4,217	150,610
	$2,186,907	$1,966,753	$1,469,774	$803,189	$325,628	$209,724	$6,961,975
Gross charge-offs for the nine months ended September 30, 2024:
U.S. Retail	$4,680	$65,972	$67,945	$36,365	$15,270	$13,485	$203,717
Canadian Retail	87	1,033	976	616	329	351	3,392
	$4,767	$67,005	$68,921	$36,981	$15,599	$13,836	$207,109
Information about the asset performance of the total portfolio of retail loans serviced by the Company ("Managed Portfolio"), including receivables retained or consolidated as part of on-balance sheet VIEs (collectively, the "Owned Portfolio"), along with receivables included in off-balance sheet VIEs ("Off-Balance Sheet Portfolio"), is provided in the table below (in thousands):

	Principal Balances	Credit Losses
	30+ Day Delinquent	Three months ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Owned portfolio	$242,408	$30,341	$135,056
Off-balance sheet portfolio	32,972	1,717	1,717
Managed portfolio	$275,380	$32,058	$136,773
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	September 30, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
Non-Performing	$933	$1,090	$282	$—	$—	$—	$2,305
Doubtful	15,333	7,473	1,070	20	—	—	23,896
Substandard	1,831	1,796	—	—	—	—	3,627
Special Mention	16,109	4,171	175	—	59	—	20,514
Medium Risk	36,215	4,268	752	—	—	—	41,235
Low Risk	921,295	103,843	13,101	34,350	1,176	1,012	1,074,777
	$991,716	$122,641	$15,380	$34,370	$1,235	$1,012	$1,166,354
Gross charge-offs for the nine months ended September 30, 2025:
Wholesale	$2,401	$506	$134	$—	$—	$2,301	$5,342

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$6,430	$4,702	$129	$—	$—	$2	$11,263
Doubtful	25,827	3,869	139	—	—	8,196	38,031
Substandard	14,470	2,928	—	—	—	—	17,398
Special Mention	3,162	362	19	—	—	—	3,543
Medium Risk	1,471	271	—	—	—	—	1,742
Low Risk	808,771	83,611	38,815	1,702	3,358	137	936,394
	$860,131	$95,743	$39,102	$1,702	$3,358	$8,335	$1,008,371
Gross charge-offs for the year ended December 31, 2024:
Wholesale	$709	$710	$42	$—	$—	$1	$1,462

	September 30, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$1,986	$2,134	$122	$—	$—	$2	$4,244
Doubtful	9,939	4,043	129	—	—	5	14,116
Substandard	14,669	3,391	34	—	—	—	18,094
Special Mention	4,527	1,240	58	—	—	—	5,825
Medium Risk	615	146	—	—	—	—	761
Low Risk	1,008,975	134,065	38,019	2,567	3,500	8,158	1,195,284
	$1,040,711	$145,019	$38,362	$2,567	$3,500	$8,165	$1,238,324
Gross charge-offs for the nine months ended September 30, 2024:
Wholesale	$—	$—	$—	$—	$—	$—	$—
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. The Company reverses accrued interest related to charged-off accounts against HDFS interest income when the account is charged-off. The Company reversed $7.1 million and $6.9 million of accrued interest against HDFS interest income during the three months ended September 30, 2025 and September 30, 2024, respectively, and $24.7 million and $24.0 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. All retail finance receivables accrue interest until either collected or charged-off. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of September 30, 2025, December 31, 2024, and September 30, 2024, all retail finance receivables were accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against HDFS interest income. Due to the timely write-off of accrued interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. The Company reversed $1.8 million and $1.9 million of accrued interest related to the charge-off of Non-Performing dealer loans during the three and nine months ended September 30, 2025, respectively. There were no charged off accounts for the three and nine months ended September 30, 2024, and as such, the Company did not reverse any wholesale accrued interest during that period.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2025	September 30, 2025	Recognized
Wholesale:
No related allowance recorded	$7,510	$184	$986
Related allowance recorded	3,753	2,121	56
	$11,263	$2,305	$1,042

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2024	September 30, 2024	Recognized
Wholesale:
No related allowance recorded	$—	$2,423	$123
Related allowance recorded	—	1,821	123
	$—	$4,244	$246
The aging analysis of the Company's finance receivables held for investment was as follows (in thousands):

	September 30, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$693,233	$6,774	$1,292	$2,995	$—	$11,061	$704,294
Wholesale	1,160,152	3,041	563	1,932	666	6,202	1,166,354
	$1,853,385	$9,815	$1,855	$4,927	$666	$17,263	$1,870,648

	December 31, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$6,368,447	$178,752	$69,257	$64,650	$—	$312,659	$6,681,106
Wholesale	1,002,584	3,463	718	1,080	526	5,787	1,008,371
	$7,371,031	$182,215	$69,975	$65,730	$526	$318,446	$7,689,477

	September 30, 2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$6,679,994	$163,963	$61,542	$56,476	$—	$281,981	$6,961,975
Wholesale	1,236,124	832	777	89	502	2,200	1,238,324
	$7,916,118	$164,795	$62,319	$56,565	$502	$284,181	$8,200,299
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of September 30, 2025, December 31, 2024, and September 30, 2024. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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

The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	September 30, 2025			December 31, 2024			September 30, 2024
	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)
Foreign currency contracts	$362,988	$1,501	$7,359	$455,322	$19,778	$148	$416,405	$106	$9,168
Commodity contracts	940	—	81	663	59	—	789	25	—
Cross-currency swaps	1,416,994	115,232	—	759,780	—	34,709	1,420,560	19,663	4,702
	$1,780,922	$116,733	$7,440	$1,215,765	$19,837	$34,857	$1,837,754	$19,794	$13,870

	Derivative Financial Instruments Not Designated as Hedging Instruments
	September 30, 2025			December 31, 2024			September 30, 2024
	Notional Value	Assets	Liabilities	Notional Value	Assets	Liabilities	Notional Value	Assets	Liabilities
Commodity contracts	$3,247	$15	$7	$3,489	$—	$163	$3,538	$—	$365
Interest rate caps	—	—	—	272,997	2	—	349,697	10	—
	$3,247	$15	$7	$276,486	$2	$163	$353,235	$10	$365
(a)Includes $34.7 million of cross-currency swaps recorded in Other long-term liabilities as of December 31, 2024, with all remaining amounts recorded in Accrued liabilities.
(b)Includes $52.3 million and $19.7 million of cross-currency swaps recorded in Other long-term assets as of September 30, 2025 and September 30, 2024, with all remaining amounts recorded in Other current assets.

The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency contracts	$4,410	$(14,470)	$(26,136)	$8,311	$(6,293)	$6,749	$2,855	$13,718
Commodity contracts	(112)	(35)	(121)	(148)	(39)	(62)	19	(306)
Cross-currency swaps	(16,877)	48,167	149,941	3,041	2,227	58,669	153,216	16,523
Treasury rate lock contracts	—	—	—	(4,293)	(181)	(210)	(603)	(247)
Swap rate lock contracts	—	—	—	—	(149)	(149)	(443)	(445)
	$(12,579)	$33,662	$123,684	$6,911	$(4,435)	$64,997	$155,044	$29,243

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended September 30, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$798,683	$292,885	$10,182	$75,883
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(6,293)	—	—	—
Commodity contracts	(39)	—	—	—
Cross-currency swaps	—	2,227	—	—
Treasury rate lock contracts	—	—	(61)	(120)
Swap rate lock contracts	—	—	—	(149)
	Three months ended September 30, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$618,580	$273,879	$7,707	$94,463
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	6,749	—	—	—
Commodity contracts	(62)	—	—	—
Cross-currency swaps	—	58,669	—	—
Treasury rate lock contracts	—	—	(90)	(120)
Swap rate lock contracts	—	—	—	(149)

	Nine months ended September 30, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,320,261	$849,098	$25,564	$258,391
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	2,855	—	—	—
Commodity contracts	19	—	—	—
Cross-currency swaps	—	153,216	—	—
Treasury rate lock contracts	—	—	(243)	(360)
Swap rate lock contracts	—	—	—	(443)
	Nine months ended September 30, 2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,566,272	$870,985	$23,066	$276,943
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	13,718	—	—	—
Commodity contracts	(306)	—	—	—
Cross-currency swaps	—	16,523	—	—
Treasury rate lock contracts	—	—	(272)	25
Swap rate lock contracts	—	—	—	(445)
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at September 30, 2025, estimated to be reclassified into income over the next 12 months was $64.4 million.

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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency contracts	$387	$(2,943)	$5,753	$(250)
Commodity contracts	75	(344)	(46)	(537)
Interest rate caps	—	(249)	(2)	(454)
	$462	$(3,536)	$5,705	$(1,241)
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
9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Unsecured commercial paper	$684,741	$640,204	$497,373
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$49,642	$77,381	$94,142
Asset-backed U.S. commercial paper conduit facility	399,502	431,846	378,968
Asset-backed securitization debt	63,107	1,956,383	2,252,468
Unamortized discounts and debt issuance costs	(472)	(6,245)	(7,726)
	511,779	2,459,365	2,717,852

		September 30, 2025	December 31, 2024	September 30, 2024
Unsecured notes (at par value):
Medium-term notes:
Due in 2024, issued November 2019(a)	3.14%	—	—	669,864
Due in 2025, issued June 2020	3.35%	—	700,000	700,000
Due in 2026, issued April 2023(b)	6.36%	821,583	727,104	781,508
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	700,000	700,000	700,000
Due in 2029, issued June 2024	5.95%	500,000	500,000	500,000
Due in 2030, issued March 2025(c)	5.61%	715,951	—	—
Unamortized discounts and debt issuance costs		(17,741)	(13,091)	(14,800)
		3,219,793	3,114,013	3,836,572
Term loan:
Due in 2027, issued July 2025		450,000	—	—
Unamortized debt issuance costs		(1,739)	—	—
		448,261	—	—
Senior notes:
Due in 2025, issued July 2015	3.50%	—	450,000	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(2,753)	(3,200)	(3,382)
		297,247	746,800	746,618
		3,965,301	3,860,813	4,583,190
Long-term debt		4,477,080	6,320,178	7,301,042
Current portion of long-term debt, net		(1,329,244)	(1,851,513)	(2,561,535)
Long-term debt, net		$3,147,836	$4,468,665	$4,739,507
(a)€600.0 million par value remeasured to U.S. dollar at September 30, 2024
(b)€700.0 million par value remeasured to U.S. dollar at September 30, 2025, December 31, 2024, and September 30, 2024, respectively
(c)€610.0 million par value remeasured to U.S. dollar at September 30, 2025

Future principal payments of the Company's debt obligations as of September 30, 2025 were as follows (in thousands):

2025	$1,196,993
2026	821,583
2027	950,000
2028	700,000
2029	500,000
Thereafter	1,015,950
Future principal payments	5,184,526
Unamortized discounts and debt issuance costs	(22,705)
$5,161,821

10. Asset-Backed Financing
The Company participates in asset-backed financing both through asset-backed securitization transactions and through asset-backed commercial paper conduit facilities. In the Company's asset-backed financing programs, the Company transfers retail motorcycle finance receivables to special purpose entities (SPEs), which are considered VIEs under U.S. GAAP. Each SPE then converts those assets into cash through the issuance of debt. The Company retains servicing rights for all of the retail motorcycle finance receivables transferred to SPEs as part of an asset-backed financing and retains a residual interest in each VIE in the form of a debt security. The accounting treatment for asset-backed financings depends on the terms of the related transaction and the Company’s continuing involvement with the VIE.

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
In transactions where the Company is not the primary beneficiary of the VIE, the Company must determine whether it can achieve a sale for accounting purposes under ASC Topic 860, Transfers and Servicing (ASC 860). To achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond the Company’s control. If the Company does not meet all of these criteria for sale accounting, then the transaction is accounted for as a secured borrowing and is referred to as an on-balance sheet asset-backed financing.
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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets were as follows (in thousands):

	September 30, 2025
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$334,759	$—	$18,655	$1,491	$354,905	$62,635
Asset-backed U.S. commercial paper conduit facility	450,702	—	29,084	1,917	481,703	399,502
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	58,045	—	3,791	143	61,979	49,642
	$843,506	$—	$51,530	$3,551	$898,587	$511,779

	December 31, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,470,147	$(140,632)	$118,310	$5,260	$2,453,085	$1,950,138
Asset-backed U.S. commercial paper conduit facility	490,766	(27,890)	28,201	2,104	493,181	431,846
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	90,122	(4,215)	4,735	234	90,876	77,381
	$3,051,035	$(172,737)	$151,246	$7,598	$3,037,142	$2,459,365

	September 30, 2024
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$2,772,473	$(152,943)	$131,459	$4,523	$2,755,512	$2,244,742
Asset-backed U.S. commercial paper conduit facility	408,515	(22,501)	25,124	1,522	412,660	378,968
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	109,199	(4,999)	6,454	163	110,817	94,142
	$3,290,187	$(180,443)	$163,037	$6,208	$3,278,989	$2,717,852
On-Balance Sheet Asset-Backed Securitization VIEs – The Company transfers U.S. retail motorcycle finance receivables to SPEs that in turn issue secured notes to investors, with various maturities and interest rates, secured by future collections of the purchased U.S. retail motorcycle finance receivables. Each on-balance sheet asset-backed securitization SPE is a separate legal entity, and the U.S. retail motorcycle finance receivables included in the asset-backed securitizations are only available for payment of the secured debt and other obligations arising from the asset-backed securitization transactions and are not available to pay other obligations or claims of the Company’s creditors until the associated secured debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the securitizations. There are no amortization schedules for the secured notes; however, the debt is reduced monthly as available collections on the related U.S. retail motorcycle finance receivables are applied to outstanding principal. After deconsolidating certain VIEs in conjunction with the HDFS Transaction, the Company had one on-balance sheet asset-backed securitization secured note remaining as of September 30, 2025, which is contractually due in 2028.
The Company is the primary beneficiary of its on-balance sheet asset-backed securitization VIEs because it is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2025			2024
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$—	$—	$—
Second quarter	584.4	500.0	497.8	607.8	550.0	547.6
Third quarter	$—	$—	$—	663.1	600.0	597.6
	$584.4	$500.0	$497.8	$1,270.9	$1,150.0	$1,145.2
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2025, the U.S. Conduit Facility had an expiration date of November 21, 2025.
The Company is the primary beneficiary of its U.S. Conduit Facility VIE because it is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows (in millions):

	2025		2024
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$179.5	$155.0	$334.8	$306.0
Second quarter	—	—	—	—
Third quarter	—	—	—	—
	$179.5	$155.0	$334.8	$306.0
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2025, the Canadian Conduit had an expiration date of June 30, 2026.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $12.3 million at September 30, 2025. The maximum exposure is not an indication of the Company's expected loss exposure.
There were no finance receivable transfers under the Canadian Conduit Facility during the first nine months of 2025. Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows in 2024 (in millions):

	2024
	Transfers	Proceeds
First quarter	$34.9	$28.6
Second quarter	20.6	16.9
Third quarter	17.9	14.7
	$73.4	$60.2

Off-Balance Sheet Asset-Backed Financing - During the third quarter of 2025, HDFS completed the sale of the securitization beneficial interests to two counterparties as part of the HDFS Transaction. As a result, the Company determined that it was no longer the primary beneficiary of the associated VIEs. Accordingly, the VIEs were deconsolidated during the third quarter of 2025. The Company confirmed that the transfers of loans that occurred at the inception of each VIE, and the subsequent sale of the beneficial interests, met the criteria for an accounting sale under ASC 860. These transfers have been aggregated for purposes of the disclosures below.
In conjunction with this portion of the HDFS Transaction, the Company received $234.6 million cash ($125.4 million, net of restricted cash deconsolidated) and recorded a gain on sale of $27.0 million within Financial services revenue on the Consolidated statements of operations during the three months ended September 30, 2025. Additionally, the Company recorded an investment in a 5% interest in all notes (Retained Notes) previously issued by the VIEs that were deconsolidated, in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Regulation RR). The Company is prevented from transferring the Retained Notes due to risk retention rules in Regulation RR. The Company also retained an investment in 5% of the residual cash flows of the deconsolidated VIEs (Residual Interests). The investments in Retained Notes and Residual Interests, which are collectively the retained securitization beneficial interests, are recorded within Other current assets and Other long-term assets on the Consolidated Balance Sheets. The Company had no other assets or liabilities related to its continuing involvement with the off-balance sheet VIEs as of September 30, 2025. Refer to Note 11 of the Notes to Consolidated financial statements for further information about the valuation and classification of these investments.
Cash flows from the Residual Interests, if any, arise from collections on U.S. retail motorcycle loans sold to the securitization trust, less servicing fees, credit losses, and contracted payment obligations owed to securitization trust investors. The investments in Residual Interests and investments in Retained Notes balances are classified as available for sale (AFS) securities and, accordingly, are held at fair value remeasured through OCI in the Statement of comprehensive income. The Company evaluates the investments in Residual Interests and investments in Retained Notes for impairment on a quarterly basis. Cash flows from the Residual Interests and Retained Notes are presented within Collection of retained securitization beneficial interests on the Consolidated statement of cash flows. The Company's interest in residual cash flows is subject primarily to the credit risk and prepayment risk inherent in the underlying finance receivables. Retained Notes have a stated principal and interest rate and are senior securities within the VIEs. As the Company participates in and does not consolidate the off-balance sheet VIEs, the maximum exposure to loss associated with these VIEs, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value was $92.3 million at September 30, 2025.
The Company retained servicing rights on the U.S. retail motorcycle loans within the deconsolidated VIEs for which it will receive servicing fees of 1% per annum. The servicing fee paid to the Company is considered adequate compensation for the services provided and therefore no servicing asset or liability has been recorded. Servicing and related fee income is included in Financial services revenue on the Consolidated statements of operations as earned. The Company recorded $3.7 million from contractually-specified servicing, late, and ancillary fees during the three and nine months ended September 30, 2025.
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.

Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2025
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,474,496	$1,244,794	$229,702	$—
Marketable securities	32,493	32,493	—	—
Derivative financial instruments	116,748	—	116,748	—
Investments in Retained Notes	80,204	—	80,204	—
Investments in Residual Interests	12,086	—	—	12,086
	$1,716,027	$1,277,287	$426,654	$12,086
Liabilities:
Derivative financial instruments	7,447	—	7,447	—
LiveWire warrants	$2,204	$1,442	$762
	$9,651	$1,442	$8,209	$—
	December 31, 2024
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,275,561	$1,000,933	$274,628	$—
Marketable securities	32,070	32,070	—	—
Derivative financial instruments	19,839	—	19,839	—
	$1,327,470	$1,033,003	$294,467	$—
Liabilities:
Derivative financial instruments	$35,020	$—	$35,020	$—
LiveWire warrants	1,549	1,013	536
	$36,569	$1,013	$35,556	$—
	September 30, 2024
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,847,818	$1,603,315	$244,503	$—
Marketable securities	33,816	33,816	—	—
Derivative financial instruments	19,804	—	19,804	—
	$1,901,438	$1,637,131	$264,307	$—
Liabilities:
Derivative financial instruments	$14,235	$—	$14,235	$—
LiveWire warrants	3,189	$2,086	$1,103
	$17,424	$2,086	$15,338	$—

The following table presents the reconciliation for all Level 3 assets measured at fair value on a recurring basis (in thousands):

Investments in Residual Interests
Fair value at December 31, 2024(a)	$—
Initial Fair Value	12,348
Investment Proceeds	(808)
Unrealized gain/(loss) included in Other Comprehensive Loss	546
Fair value at September 30, 2025	$12,086
(a)    No assets or liabilities were measured using Level 3 inputs as of September 30, 2024 so separate reconciliations of the balance from these periods have been excluded.
Investments in Retained Notes and Residual Interests – As discussed in Note 10 of the Notes to Consolidated financial statements, the Company recorded investments in Retained Notes and Residual Interests in off-balance sheet VIEs. The initial fair value of the Retained Notes was $88.6 million and was estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs). The initial fair value of the Residual Interests was $12.3 million based on a discounted cash flow calculation using the key assumptions below (Level 3 inputs). Both investments are classified as available for sale (AFS) securities and, accordingly, are held at fair value remeasured through OCI in the Statement of comprehensive income.
The initial and current period fair values of the Residual Interests were calculated using the following ranges of key assumptions:

	Initial Fair Value	September 30, 2025
Recovery rate on defaulted receivables	50.00%	50.00%
Prepayment speed	1.40%	1.40%
Expected cumulative lifetime losses	1.56% - 2.65%	1.53% - 2.82%
Weighted-average life (in years)	0.85 - 2.49	0.77 - 2.53
Residual cash flows discount rate	15.00%	15.00%
The weighted average of the key assumptions utilized in calculating the initial and current period fair values of the Residual Interests were as follows:

	Initial Fair Value	September 30, 2025
Recovery rate on defaulted receivables	50.00%	50.00%
Prepayment speed	1.40%	1.40%
Expected cumulative lifetime losses	2.33%	2.39%
Weighted-average life (in years)	1.91	1.90
Residual cash flows discount rate	15.00%	15.00%
Additionally, the fair value assumes that the Company, as servicer, does not exercise its option to purchase the underlying receivables at the earliest distribution date on which it is permitted to do so.

The sensitivity of the fair value to immediate adverse changes in the key assumptions for the investment in Retained Notes at September 30, 2025 is as follows (dollars in thousands):

September 30, 2025
Fair value of Retained Notes	$80,204
Weighted-average life (in years)	1.98
Discount rate
Impact on fair value of a 50 bps adverse change	$(401)
Impact on fair value of a 100 bps adverse change	$(745)

The sensitivity of the fair value to immediate adverse changes in the key assumptions for the investment in Residual Interests at September 30, 2025 is as follows (dollars in thousands):

September 30, 2025
Fair value of Residual Interests	$12,086

Prepayment speed
Impact on fair value of a 1.5% absolute prepayment speed adverse change	$(114)
Impact on fair value of a 1.6% absolute prepayment speed adverse change	$(216)
Expected cumulative lifetime losses
Impact on fair value of a 25 bps adverse change	$(221)
Impact on fair value of a 50 bps adverse change	$(436)
Residual cash flows discount rate
Impact on fair value of a 25 bps adverse change	$(53)
Impact on fair value of a 50 bps adverse change	$(105)
These sensitivities are hypothetical and should not be considered to be predictive of future performance. Changes in fair value generally cannot be extrapolated because the relationship of change in assumption to change in fair value may not be linear. Also, in these tables, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another, which may magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.
The table below summarizes the unrealized positions for Residual Interests and Retained Notes (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Fair Value
Residual Interests	$11,540	$546	$12,086
Retained Notes	80,032	172	80,204
Total Beneficial Interests	$91,572	$718	$92,290

The table below provides information regarding certain cash flows received from and paid to all motorcycle loan off-balance sheet securitized trusts during the three and nine months ended September 30, 2025 (in thousands):

Proceeds from sale of residual interests (a)	$234,617
Servicing, late, and ancillary fees received	3,695
Collection of retained securitization beneficial interests	$9,353
(a)    Excludes reduction of $109.2 million restricted cash deconsolidated. Refer to Note 6 to the Notes to Consolidated financial statements for further information.
Nonrecurring Fair Value Measurements – Repossessed inventory was $38.0 million, $27.1 million and $24.3 million as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively. There was not a fair value adjustment as of September 30, 2025 as the associated repossessed inventory was considered held for sale. The fair value adjustment of the repossessed inventory was a decrease of $18.4 million and $16.8 million as of December 31, 2024 and September 30, 2024, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	September 30, 2025			December 31, 2024		September 30, 2024
	Fair Value	Carrying Value		Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables held for sale, net	$4,090,641	$4,080,885		$—	$—	$—	$—
Finance receivables held for investment, net	$1,841,091	$1,824,360	[a]	$7,342,319	$7,288,294	$7,865,082	$7,800,387
Liabilities:
Deposits, net	$555,311	$554,468		$555,902	$550,586	$551,806	$549,010
Debt:
Unsecured commercial paper	$684,741	$684,741		$640,204	$640,204	$497,373	$497,373
Asset-backed U.S. commercial paper conduit facility	$399,502	$399,502		$431,846	$431,846	$378,968	$378,968
Asset-backed Canadian commercial paper conduit facility	$49,642	$49,642		$77,381	$77,381	$94,142	$94,142
Asset-backed securitization debt	$63,107	$62,635		$1,955,006	$1,950,138	$2,258,289	$2,244,742
Medium-term notes	$3,308,179	$3,219,793		$3,127,710	$3,114,013	$3,882,407	$3,836,572
Term loans	$448,261	$448,261		$—	$—	$—	$—
Senior notes	$241,899	$297,247		$683,624	$746,800	$703,108	$746,618
(a)     Excludes $59.1 million estimated recovery amount included in the allowance for credit losses.
Finance Receivables held for sale, net - The carrying value of retail finance receivables held for sale is amortized cost. The fair value of finance receivables held for sale was based on the selling price of the finance receivables that was agreed upon with the counterparties in the HDFS Transaction (Level 2 inputs).
a

Finance Receivables held for investment, net – The carrying value of retail and wholesale finance receivables held for investment is amortized cost less an allowance for credit losses. The fair value of retail finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects current credit, interest rate and prepayment risks associated with similar types of instruments. Fair value is determined based on Level 3 inputs. The amortized cost basis of wholesale finance receivables approximates fair value because they are generally either short-term or have interest rates that adjust with changes in market interest rates.
Deposits, net – The carrying value of deposits is amortized cost, net of fees. The fair value of deposits is estimated based upon rates currently available for deposits with similar terms and maturities. Fair value is calculated using Level 3 inputs.
Debt – The carrying value of debt is generally cost, net of unamortized discounts and debt issuance costs. The fair value of unsecured commercial paper is calculated using Level 2 inputs and approximates carrying value due to its short maturity. The fair value of debt provided under the term loan, the U.S. Conduit Facility and the Canadian Conduit Facility is calculated using Level 2 inputs and approximates carrying value since the interest rates charged under the term loan and facilities are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the fixed-rate debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs). The fair value of the floating-rate debt related to on-balance sheet asset-backed securitization transactions is calculated using Level 2 inputs and approximates carrying value since the interest rates charged are tied directly to market rates and fluctuate as market rates change.
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

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance, beginning of period	$73,949	$69,633	$71,591	$64,144
Warranties issued during the period	12,390	10,150	36,445	39,338
Settlements made during the period	(15,972)	(16,001)	(43,382)	(45,846)
Recalls and changes to pre-existing warranty liabilities	8,526	15,291	14,239	21,437
Balance, end of period	$78,893	$79,073	$78,893	$79,073
The liability for recall campaigns, included in the balance above, was $26.9 million, $21.0 million and $23.9 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

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

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pension and SERPA Benefits:
Service cost	$963	$1,175	$2,889	$3,525
Interest cost	20,501	20,118	61,505	60,355
Expected return on plan assets	(32,799)	(33,143)	(98,397)	(99,429)
Amortization of unrecognized:
Prior service cost	380	188	1,140	564
Net gain	(174)	(163)	(522)	(489)
Special retirement benefit cost	—	—	—	1,722
Net periodic benefit income	$(11,129)	$(11,825)	$(33,385)	$(33,752)
Postretirement Healthcare Benefits:
Service cost	$643	$723	$1,929	$2,169
Interest cost	2,618	2,694	7,854	8,082
Expected return on plan assets	(4,675)	(4,424)	(14,025)	(13,272)
Amortization of unrecognized:
Prior service cost	149	149	447	447
Net gain	(1,369)	(1,250)	(4,107)	(3,750)
Net periodic benefit income	$(2,634)	$(2,108)	$(7,902)	$(6,324)
There are no required or planned voluntary qualified pension plan contributions for 2025. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
14. Commitments and Contingencies
Litigation and Other Claims – The Company is subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company also maintains insurance coverage for product liability exposures. Except for the Supply Matters discussed separately below, the Company believes there are no material exposures to loss in excess of amounts accrued.
Product Liability Matter – In August 2024, a jury awarded approximately $288 million in damages to the plaintiffs in a product lawsuit against the Company. In November 2024, the award for damages was reduced to $81 million. The Company appealed and subsequently settled and fully resolved this matter during the third quarter of 2025 resulting in no remaining liability.
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

15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended September 30, 2025
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(37,441)	$(10,282)	$—	$(250,699)	$(298,422)
Other comprehensive (loss) income, before reclassifications	(1,137)	(12,579)	718	—	(12,998)
Income tax (expense) benefit	(505)	3,016	—	—	2,511
	(1,642)	(9,563)	718	—	(10,487)
Reclassifications:
Net loss on derivative financial instruments	—	4,435	—	—	4,435
Prior service credits(a)	—	—	—	529	529
Actuarial gains(a)	—	—	—	(1,543)	(1,543)
Reclassifications before tax	—	4,435	—	(1,014)	3,421
Income tax (expense) benefit	—	(1,035)	—	238	(797)
	—	3,400	—	(776)	2,624
Other comprehensive (loss) income	(1,642)	(6,163)	718	(776)	(7,863)
Balance, end of period	$(39,083)	$(16,445)	$718	$(251,475)	$(306,285)

	Three months ended September 30, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(106,928)	$323	$—	$(231,269)	$(337,874)
Other comprehensive income, before reclassifications	63,922	33,662	—	—	97,584
Income tax expense	—	(8,078)	—	—	(8,078)
	63,922	25,584	—	—	89,506
Reclassifications:
Net gain on derivative financial instruments	—	(64,997)	—	—	(64,997)
Prior service credits(a)	—	—	—	337	337
Actuarial gains(a)	—	—	—	(1,413)	(1,413)
Reclassifications before tax	—	(64,997)	—	(1,076)	(66,073)
Income tax benefit	—	15,473	—	255	15,728
	—	(49,524)	—	(821)	(50,345)
Other comprehensive income (loss)	63,922	(23,940)	—	(821)	39,161
Balance, end of period	$(43,006)	$(23,617)	$—	$(232,090)	$(298,713)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

	Nine months ended September 30, 2025
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(91,102)	$7,542	$—	$(249,146)	$(332,706)
Other comprehensive income, before reclassifications	54,531	123,684	718	—	178,933
Income tax expense	(2,512)	(29,587)	—	—	(32,099)
	52,019	94,097	718	—	146,834
Reclassifications:
Net gain on derivative financial instruments	—	(155,044)	—	—	(155,044)
Prior service credits(a)	—	—	—	1,587	1,587
Actuarial gains(a)	—	—	—	(4,629)	(4,629)
Reclassifications before tax	—	(155,044)	—	(3,042)	(158,086)
Income tax benefit	—	36,960	—	713	37,673
	—	(118,084)	—	(2,329)	(120,413)
Other comprehensive income (loss)	52,019	(23,987)	718	(2,329)	26,421
Balance, end of period	$(39,083)	$(16,445)	$718	$(251,475)	$(306,285)

	Nine months ended September 30, 2024
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,739)	$(6,601)	$—	$(229,622)	$(304,962)
Other comprehensive income, before reclassifications	25,722	6,911	—	—	32,633
Income tax benefit (expense)	11	(1,659)	—	—	(1,648)
	25,733	5,252	—	—	30,985
Reclassifications:
Net gain on derivative financial instruments	—	(29,243)	—	—	(29,243)
Prior service credits(a)	—	—	—	1,011	1,011
Actuarial gains(a)	—	—	—	(4,239)	(4,239)
Reclassifications before tax	—	(29,243)	—	(3,228)	(32,471)
Income tax benefit	—	6,975	—	760	7,735
	—	(22,268)	—	(2,468)	(24,736)
Other comprehensive income (loss)	25,733	(17,016)	—	(2,468)	6,249
Balance, end of period	$(43,006)	$(23,617)	$—	$(232,090)	$(298,713)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
HDMC:
Revenue	$1,073,959	$876,405	$3,199,113	$3,701,417
Motorcycles and related products cost of goods sold	790,849	612,592	2,302,054	2,543,407
Gross profit	283,110	263,813	897,059	1,158,010
Selling, administrative and engineering expense:
People expenses(a)	92,212	76,197	264,086	289,944
Marketing and advertising expenses(b)	40,610	30,850	121,524	96,070
Other segment items(c)	96,169	101,629	279,742	280,508
Operating income	54,119	55,137	231,707	491,488
LiveWire:
Revenue	5,563	4,808	14,318	15,958
Motorcycles and related products cost of goods sold	7,834	5,988	18,207	22,865
Gross profit	(2,271)	(1,180)	(3,889)	(6,907)
Selling, administrative and engineering expense	15,910	24,905	52,752	76,587
Operating loss	(18,181)	(26,085)	(56,641)	(83,494)
HDFS:
Financial services revenue	261,188	269,482	763,587	781,818
Financial services interest expense	75,883	94,463	258,391	276,943
Financial services provision for credit losses	(301,499)	57,977	(198,427)	175,017
Selling and administrative expense	47,984	40,298	130,994	127,876
Operating income	438,820	76,744	572,629	201,982
Operating income	$474,758	$105,796	$747,695	$609,976
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

Additional segment information is set forth below (in thousands):

	(Unaudited)		(Unaudited)
	September 30, 2025	December 31, 2024	September 30, 2024
Assets:
HDMC	$3,545,022	$3,630,710	$3,654,334
LiveWire	89,220	147,960	178,298
HDFS	6,932,142	8,102,909	9,194,027
Consolidated	$10,566,384	$11,881,579	$13,026,659

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Depreciation and Amortization:
HDMC	$39,472	$34,142	$111,151	$104,868
LiveWire	2,354	2,695	8,027	7,737
HDFS	2,384	2,355	7,161	6,963
Consolidated	$44,210	$39,192	$126,339	$119,568

	Nine months ended
	September 30, 2025	September 30, 2024
Capital expenditures:
HDMC	$98,894	$132,634
LiveWire	2,778	6,661
HDFS	418	1,129
Consolidated	$102,090	$140,424

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

	Three months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,095,322	$—	$(15,800)	$1,079,522
Financial services	—	261,687	(499)	261,188
	1,095,322	261,687	(16,299)	1,340,710
Costs and expenses:
Motorcycles and related products cost of goods sold	798,683	—	—	798,683
Financial services interest expense	—	75,883	—	75,883
Financial services provision for credit losses	—	(301,499)	—	(301,499)
Selling, administrative and engineering expense	245,425	63,782	(16,322)	292,885
	1,044,108	(161,834)	(16,322)	865,952
Operating income	51,214	423,521	23	474,758
Other income, net	14,706	—	—	14,706
Investment income	12,267	—	—	12,267
Interest expense	10,182	—	—	10,182
Income before income taxes	68,005	423,521	23	491,549
Income tax provision	14,752	101,632	—	116,384
Net income	53,253	321,889	23	375,165
Less: (income) loss attributable to noncontrolling interests	2,201	$—	$—	$2,201
Net income attributable to Harley-Davidson, Inc.	$55,454	$321,889	$23	$377,366

	Nine months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$3,234,041	$—	$(20,610)	$3,213,431
Financial services	—	766,238	(2,651)	763,587
	3,234,041	766,238	(23,261)	3,977,018
Costs and expenses:
Motorcycles and related products cost of goods sold	2,320,261	—	—	2,320,261
Financial services interest expense	—	258,391	—	258,391
Financial services provision for credit losses	—	(198,427)	—	(198,427)
Selling, administrative and engineering expense	720,733	151,602	(23,237)	849,098
	3,040,994	211,566	(23,237)	3,229,323
Operating income	193,047	554,672	(24)	747,695
Other income, net	45,456	—	—	45,456
Investment income	32,158	—	—	32,158
Interest expense	25,564	—	—	25,564
Income before income taxes	245,097	554,672	(24)	799,745
Provision for income taxes	55,496	132,540	—	188,036
Net income	189,601	422,132	(24)	611,709
Less: (income) loss attributable to noncontrolling interests	6,332	—	—	6,332
Net income attributable to Harley-Davidson, Inc.	$195,933	$422,132	$(24)	$618,041

	Three months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$883,958	$—	$(2,745)	$881,213
Financial Services	—	269,880	(398)	269,482
	883,958	269,880	(3,143)	1,150,695
Costs and expenses:
Motorcycles and related products cost of goods sold	618,580	—	—	618,580
Financial Services interest expense	—	94,463	—	94,463
Financial Services provision for credit losses	—	57,977	—	57,977
Selling, administrative and engineering expense	234,002	43,042	(3,165)	273,879
	852,582	195,482	(3,165)	1,044,899
Operating income	31,376	74,398	22	105,796
Other income, net	18,408	—	—	18,408
Investment income	16,450	—	—	16,450
Interest expense	7,707	—	—	7,707
Income before income taxes	58,527	74,398	22	132,947
Provision for income taxes	(914)	17,894	—	16,980
Net income	59,441	56,504	22	115,967
Less: (income) loss attributable to noncontrolling interests	3,073	—	—	3,073
Net income attributable to Harley-Davidson, Inc.	$62,514	$56,504	$22	$119,040

	Nine months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$3,724,668	$—	$(7,293)	$3,717,375
Financial services	—	783,339	(1,521)	781,818
	3,724,668	783,339	(8,814)	4,499,193
Costs and expenses:
Motorcycles and related products cost of goods sold	2,566,272	—	—	2,566,272
Financial services interest expense	—	276,943	—	276,943
Financial services provision for credit losses	—	175,017	—	175,017
Selling, administrative and engineering expense	744,663	135,169	(8,847)	870,985
	3,310,935	587,129	(8,847)	3,889,217
Operating income	413,733	196,210	33	609,976
Other income, net	54,851	—	—	54,851
Investment income	45,665	—	—	45,665
Interest expense	23,066	—	—	23,066
Income before income taxes	491,183	196,210	33	687,426
Provision for income taxes	76,648	47,173	—	123,821
Net income	414,535	149,037	33	563,605
Less: (income) loss attributable to noncontrolling interests	8,644	—	—	8,644
Net income attributable to Harley-Davidson, Inc.	$423,179	$149,037	$33	$572,249

	Three months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$53,253	$321,889	$23	$375,165
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,344	(2,986)	—	(1,642)
Derivative financial instruments	8,180	(14,343)	—	(6,163)
Unrealized gain on available for sale securities	—	718	—	718
Pension and postretirement benefit plans	(776)	—	—	(776)
	8,748	(16,611)	—	(7,863)
Comprehensive income	62,001	305,278	23	367,302
Less: Comprehensive loss attributable to noncontrolling interests	2,201	—	—	2,201
Comprehensive income attributable to Harley-Davidson, Inc.	$64,202	$305,278	$23	$369,503

	Nine months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$189,601	$422,132	$(24)	$611,709
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47,486	4,533	—	52,019
Derivative financial instruments	(22,104)	(1,883)	—	(23,987)
Unrealized gain on available for sale securities	—	718	—	718
Pension and postretirement benefit plans	(2,329)	—	—	(2,329)
	23,053	3,368	—	26,421
Comprehensive income	212,654	425,500	(24)	638,130
Less: Comprehensive loss attributable to noncontrolling interests	6,332	—	—	6,332
Comprehensive income attributable to Harley-Davidson, Inc.	$218,986	$425,500	$(24)	$644,462

	Three months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$59,441	$56,504	$22	$115,967
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	61,961	1,961	—	63,922
Derivative financial instruments	(16,148)	(7,792)	—	(23,940)
Pension and postretirement benefit plans	(821)	—	—	(821)
	44,992	(5,831)	—	39,161
Comprehensive income	104,433	50,673	22	155,128
Less: Comprehensive loss attributable to noncontrolling interests	3,073	—	—	3,073
Comprehensive income attributable to Harley-Davidson, Inc.	$107,506	$50,673	$22	$158,201

	Nine months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$414,535	$149,037	$33	$563,605
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	27,969	(2,236)	—	25,733
Derivative financial instruments	(3,810)	(13,206)	—	(17,016)
Pension and postretirement benefit plans	(2,468)	—	—	(2,468)
	21,691	(15,442)	—	6,249
Comprehensive income	436,226	133,595	33	569,854
Less: Comprehensive loss attributable to noncontrolling interests	8,644	—	—	8,644
Comprehensive income attributable to Harley-Davidson, Inc.	$444,870	$133,595	$33	$578,498

	September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,185,181	$589,857	$—	$1,775,038
Accounts receivable, net	506,057	142	(201,189)	305,010
Finance receivables held for sale, net	—	4,080,885	—	4,080,885
Finance receivables held for investment, net	—	1,221,348	—	1,221,348
Inventories, net	512,186	—	—	512,186
Restricted cash	—	51,530	—	51,530
Other current assets	188,319	175,544	(66,419)	297,444
	2,391,743	6,119,306	(267,608)	8,243,441
Finance receivables held for investment, net	—	662,201	—	662,201
Property, plant and equipment, net	712,722	6,381	—	719,103
Pension and postretirement assets	481,427	—	—	481,427
Goodwill	63,850	—	—	63,850
Deferred income taxes	88,381	3,464	(1,008)	90,837
Lease assets	64,678	2,612	—	67,290
Other long-term assets	221,289	138,178	(121,232)	238,235
	$4,024,090	$6,932,142	$(389,848)	$10,566,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315,728	$228,248	$(201,189)	$342,787
Accrued liabilities	481,314	213,366	(66,056)	628,624
Short-term deposits, net	—	292,667	—	292,667
Short-term debt	—	684,741	—	684,741
Current portion of long-term debt, net	—	1,329,244	—	1,329,244
	797,042	2,748,266	(267,245)	3,278,063
Long-term deposits, net	—	261,801	—	261,801
Long-term debt, net	745,508	2,402,328	—	3,147,836
Lease liabilities	50,309	2,178	—	52,487
Pension and postretirement liabilities	51,141	—	—	51,141
Deferred income taxes	15,789	1,866	—	17,655
Other long-term liabilities	140,940	53,330	1,752	196,022
Commitments and contingencies (Note 14)
Shareholders’ equity	2,223,361	1,462,373	(124,355)	3,561,379
	$4,024,090	$6,932,142	$(389,848)	$10,566,384

	December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,105,663	$483,945	$—	$1,589,608
Accounts receivable, net	294,776	65	(60,526)	234,315
Finance receivables held for investment, net	—	2,031,496	—	2,031,496
Inventories, net	745,793	—	—	745,793
Restricted cash	—	135,661	—	135,661
Other current assets	273,791	63,608	(77,635)	259,764
	2,420,023	2,714,775	(138,161)	4,996,637
Finance receivables held for investment, net	—	5,256,798	—	5,256,798
Property, plant and equipment, net	743,875	13,197	—	757,072
Pension and postretirement assets	440,825	—	—	440,825
Goodwill	61,655	—	—	61,655
Deferred income taxes	88,734	88,109	(1,017)	175,826
Lease assets	60,628	3,225	—	63,853
Other long-term assets	221,694	26,805	(119,586)	128,913
	$4,037,434	$8,102,909	$(258,764)	$11,881,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,314	$83,930	$(60,526)	$298,718
Accrued liabilities	515,830	155,437	(77,307)	593,960
Short-term deposits, net	—	173,099	—	173,099
Short-term debt	—	640,204	—	640,204
Current portion of long-term debt, net	449,831	1,401,682	—	1,851,513
	1,240,975	2,454,352	(137,833)	3,557,494
Long-term deposits, net	—	377,487	—	377,487
Long-term debt, net	296,969	4,171,696	—	4,468,665
Lease liabilities	44,520	2,900	—	47,420
Pension and postretirement liabilities	53,874	—	—	53,874
Deferred income taxes	15,765	1,124	—	16,889
Other long-term liabilities	139,373	60,123	1,754	201,250
Commitments and contingencies (Note 14)
Shareholders’ equity	2,245,958	1,035,227	(122,685)	3,158,500
	$4,037,434	$8,102,909	$(258,764)	$11,881,579

	September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,213,301	$1,030,609	$—	$2,243,910
Accounts receivable, net	498,694	60	(191,053)	307,701
Finance receivables held for investment, net	—	2,300,551	—	2,300,551
Inventories, net	681,864	—	—	681,864
Restricted cash	—	147,910	—	147,910
Other current assets	167,555	58,209	(17,764)	208,000
	2,561,414	3,537,339	(208,817)	5,889,936
Finance receivables held for investment, net	—	5,499,836	—	5,499,836
Property, plant and equipment, net	713,603	14,864	—	728,467
Pension and postretirement assets	452,515	—	—	452,515
Goodwill	62,909	—	—	62,909
Deferred income taxes	77,990	92,208	(908)	169,290
Lease assets	66,304	3,533	—	69,837
Other long-term assets	223,749	46,247	(116,127)	153,869
	$4,158,484	$9,194,027	$(325,852)	$13,026,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283,296	$213,376	$(191,053)	$305,619
Accrued liabilities	491,697	151,907	(17,252)	626,352
Short-term deposits, net	—	178,638	—	178,638
Short-term debt	—	497,373	—	497,373
Current portion of long-term debt, net	449,759	2,111,776	—	2,561,535
	1,224,752	3,153,070	(208,305)	4,169,517
Long-term deposits, net	—	370,372	—	370,372
Long-term debt, net	296,859	4,442,648	—	4,739,507
Lease liabilities	48,821	3,134	—	51,955
Pension and postretirement liabilities	58,551	—	—	58,551
Deferred income taxes	30,266	3,227	—	33,493
Other long-term liabilities	147,563	28,697	1,892	178,152
Commitments and contingencies (Note 14)
Shareholders’ equity	2,351,672	1,192,879	(119,439)	3,425,112
	$4,158,484	$9,194,027	$(325,852)	$13,026,659

	Nine months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$189,601	$422,132	$(24)	$611,709
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	119,178	7,161	—	126,339
Amortization of deferred loan origination costs	—	43,871	—	43,871
Amortization of financing origination fees	694	9,079	—	9,773
Income related to long-term employee benefits	(41,287)	—	—	(41,287)
Employee benefit plan contributions and payments	(5,091)	—	—	(5,091)
Stock compensation expense	24,192	1,646	—	25,838
Net change in wholesale finance receivables related to sales	—	—	(183,006)	(183,006)
Provision for credit losses	—	(198,427)	—	(198,427)
Origination of finance receivables held for sale	—	(414,009)	—	(414,009)
Collections from finance receivables held for sale	—	16,916	—	16,916
Gain on sale of securitization beneficial interests	—	(26,958)	—	(26,958)
Deferred income taxes	6,109	86,022	(9)	92,122
Other, net	(9,166)	28,502	24	19,360
Changes in current assets and liabilities:
Accounts receivable, net	(187,078)	—	140,663	(46,415)
Finance receivables – accrued interest and other	—	11,279	—	11,279
Inventories, net	262,287	—	—	262,287
Accounts payable and accrued liabilities	3,969	194,538	(123,468)	75,039
Other current assets	68,175	(19,396)	(11,216)	37,563
	241,982	(259,776)	(177,012)	(194,806)
Net cash provided by operating activities	431,583	162,356	(177,036)	416,903

Cash flows from investing activities:
Capital expenditures	(101,672)	(418)	—	(102,090)
Origination of finance receivables held for investment	—	(4,477,446)	2,190,077	(2,287,369)
Collections on finance receivables held for investment	—	4,472,447	(2,013,041)	2,459,406
Proceeds from sale of securitization beneficial interests, net	—	125,369	—	125,369
Collection of retained securitization beneficial interests		9,353		9,353
Other investing activities	808	—	—	808
Net cash used by investing activities	(100,864)	129,305	177,036	205,477

	Nine months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088	—	647,088
Repayments of medium-term notes	—	(700,000)	—	(700,000)
Proceeds from term loan	448,013	—	—	448,013
Repayments of senior unsecured notes	(450,000)	—	—	(450,000)
Proceeds from securitization debt	—	497,790	—	497,790
Repayments of securitization debt	—	(718,034)	—	(718,034)
Borrowings of asset-backed commercial paper	—	155,000	—	155,000
Repayments of asset-backed commercial paper	—	(217,554)	—	(217,554)
Net decrease in unsecured commercial paper	—	44,938	—	44,938
Net decrease in deposits	—	3,312	—	3,312
Dividends paid	(66,288)	—	—	(66,288)
Repurchase of common stock	(193,209)	—	—	(193,209)
Other financing activities	1,269	—	—	1,269
Net cash used by financing activities	(260,215)	(287,460)	—	(547,675)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,014	1,995	—	11,009
Net increase in cash, cash equivalents and restricted cash	$79,518	$6,196	$—	$85,714

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,105,663	$635,191	$—	$1,740,854
Net increase in cash, cash equivalents and restricted cash	79,518	6,196	—	85,714
Cash, cash equivalents and restricted cash, end of period	$1,185,181	$641,387	$—	$1,826,568

	Nine months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$414,535	$149,037	$33	$563,605
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	112,605	6,963	—	119,568
Amortization of deferred loan origination costs	—	54,461	—	54,461
Amortization of financing origination fees	540	9,823	—	10,363
Income related to long-term employee benefits	(40,076)	—	—	(40,076)
Employee benefit plan contributions and payments	(3,781)	—	—	(3,781)
Stock compensation expense	38,234	1,586	—	39,820
Net change in wholesale finance receivables related to sales	—	—	(211,800)	(211,800)
Provision for credit losses	—	175,017	—	175,017
Deferred income taxes	3,347	(4,724)	(438)	(1,815)
Other, net	15,505	4,085	(33)	19,557
Changes in current assets and liabilities:
Accounts receivable, net	(79,746)	—	43,217	(36,529)
Finance receivables – accrued interest and other	—	2,325	—	2,325
Inventories, net	253,373	—	—	253,373
Accounts payable and accrued liabilities	(35,743)	53,591	(30,751)	(12,903)
Other current assets	(23,008)	12,295	10,183	(530)
	241,250	315,422	(189,622)	367,050
Net cash provided by operating activities	655,785	464,459	(189,589)	930,655
Cash flows from investing activities:
Capital expenditures	(139,295)	(1,129)	—	(140,424)
Origination of finance receivables held for investment	—	(5,671,416)	2,668,679	(3,002,737)
Collections on finance receivables held for investment	—	5,136,239	(2,479,090)	2,657,149
Other investing activities	(1,165)	—	1,000	(165)
Net cash used by investing activities	(140,460)	(536,306)	190,589	(486,177)

	Nine months ended September 30, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,856	—	495,856
Proceeds from securitization debt	—	1,145,211	—	1,145,211
Repayments of securitization debt	—	(782,161)	—	(782,161)
Borrowings of asset-backed commercial paper	—	366,171	—	366,171
Repayments of asset-backed commercial paper	—	(195,709)	—	(195,709)
Net decrease in unsecured commercial paper	—	(387,392)	—	(387,392)
Net increase in deposits	—	100,737	—	100,737
Dividends paid	(69,454)	—	—	(69,454)
Repurchase of common stock	(359,810)	—	—	(359,810)
Other financing activities	11	1,000	(1,000)	11
Net cash (used) provided by financing activities	(429,253)	743,713	(1,000)	313,460
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(171)	369	—	198
Net increase in cash, cash equivalents and restricted cash	$85,901	$672,235	$—	$758,136

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,127,400	$521,411	$—	$1,648,811
Net increase in cash, cash equivalents and restricted cash	85,901	672,235	—	758,136
Cash, cash equivalents and restricted cash, end of period	$1,213,301	$1,193,646	$—	$2,406,947
18. Subsequent Events
On October 17, 2025, the Company renewed and amended the US Conduit Facility. This amendment extended the commitment term to October 30, 2026 and amended certain terms within the agreement, primarily related to timing of funding related to the Forward Flow Agreement of the HDFS Transaction.
On November 4, 2025, the Company announced that it expected to commence an accelerated share repurchase (ASR) program under which the Company would repurchase $200 million of its shares beginning in the fourth quarter of 2025.

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” "projects," “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "seeks," "sees," "should," "feels," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of November 4, 2025 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 5, 2025), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $377.4 million, or $3.10 per diluted share, in the third quarter of 2025 compared to $119.0 million, or $0.91 per diluted share, in the third quarter of 2024.
In the third quarter of 2025, HDMC segment operating income was $54.1 million, down $1.0 million from the third quarter of 2024. The decrease in operating income from the HDMC segment for the third quarter of 2025 was driven primarily by higher manufacturing and tariff costs as well as higher operating expenses, partially offset by an increase in motorcycle shipments. Operating loss from the LiveWire segment in the third quarter of 2025 was $18.2 million compared to an operating loss of $26.1 million in the prior year quarter due primarily to lower operating expenses from cost reduction actions taken in the second half of 2024. Operating income from the HDFS segment in the third quarter of 2025 was $438.8 million, up $362.1 million compared to the prior year quarter due primarily to benefits from the HDFS Transaction, as discussed in Key Factors, and lower interest expense, partially offset by lower interest income. The benefits from the HDFS Transaction include a benefit realized in the provision for credit losses and a gain on the sale of securitization beneficial interests. The benefit realized in the provision for credit losses was driven by the release of the allowance for credit losses due to the reclassification of retail finance receivables to Finance receivables held for sale, net on the Consolidated balance sheets related to the agreement to sell the majority of HDFS's existing retail finance receivables.
Worldwide retail sales of new Harley-Davidson motorcycles in the third quarter of 2025 declined 6.0% compared to the third quarter of 2024. Retail sales were adversely impacted by depressed consumer sentiment, resulting from economic uncertainty, combined with high interest rates. Retail sales were down 4.5% in North America, 16.9% in EMEA and 3.4% in Asia-Pacific. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company(1)
U.S. and Foreign Tariffs – During 2025, the U.S. has implemented or announced plans to implement new or increased tariffs on goods from various foreign countries, either generally or with respect to certain products, and certain of those foreign countries have implemented or announced plans to implement new or increased rebalancing tariffs on goods from the U.S., either generally or with respect to certain products. In certain circumstances, the U.S. and certain foreign countries temporarily suspended or delayed the implementation of new or increased tariffs, either in whole or in part, while trade negotiations take place. During the first nine months of 2025, the total cost of new or increased tariffs implemented in 2025 that the Company incurred was approximately $45 million(a).
Depending on the outcome of trade negotiations and other factors, the U.S. and foreign countries may sustain, amend, suspend or withdraw recently-announced tariffs or implement new tariffs. If recently-announced tariffs are sustained or new tariffs are implemented, it will likely increase the Company’s cost of raw materials, components, finished motorcycles, parts and accessories and apparel and affect its ability to sell products domestically and internationally at or near current prices. The Company's U.S.-centric manufacturing footprint and sourcing limit its exposure to tariffs; however, based on the portions of the Company's business that are exposed directly or indirectly to tariffs and the magnitude of potential incremental tariffs, the impact to the Company could be material. Given uncertainty concerning the outcome of trade negotiations, the Company is unable to estimate the ultimate impact of incremental tariffs on the Company going forward. However, based on the tariff landscape as of October 31, 2025, the Company estimated the potential impacts to it for the full year 2025 of new or increased tariffs implemented or expected to be implemented in 2025 to be as follows (dollars in millions):

	Tariff	Potential Impact(a)
China	30%	$10 - $15
Mexico	25%	$0
Canada	25%	$5 - $10
EU	15% - 25%	$0
Rest of world	10% - 40%	$35 - $40
Steel and aluminum	50%	$5 - $10
Total		$55 - $75
(a)    Includes the cost of new or increased import and export tariffs implemented or expected to be implemented in 2025 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases. Excludes the benefit of any future mitigation actions, changes in demand and operational costs primarily to accelerate shipments ahead of actual or expected new or increased tariffs.

The Company plans to continue its efforts to mitigate the impact of tariffs, including engaging with governments to advocate for consideration of motorcycles in trade negotiations; moving inventory into markets ahead of tariff effective dates; evaluating sourcing options and pricing for its products; and prudently managing cost.
Interest Rates - Despite an interest rate decline in the latter part of 2024 and another in the third quarter of 2025, interest rates remained heightened in the first nine months of 2025. The recent declines in the latter part of 2024 and third quarter of 2025 follow a significant increase during 2022 and 2023 as central banks attempted to reduce inflation. The current higher interest rate environment has adversely impacted HDFS' interest income margin due to a higher cost of funds that is only partially offset by increased interest rates on financing products sold by HDFS. Additionally, higher interest rates have adversely impacted consumer discretionary purchases, like purchases of the Company's motorcycles, as higher borrowing costs have made these purchases less affordable or impacted the consumer's ability to obtain financing.
HDFS Transaction - In the third quarter of 2025, the Company entered into a transaction with two counterparties, relating to HDFS (HDFS Transaction). The key aspects of the transaction include:
•Sale of Existing Retail Finance Receivables: During the third quarter, HDFS agreed to sell the majority of its existing retail finance receivables, including its securitization beneficial interests. As a result, the Company had the following impacts during the third quarter of 2025:
◦Sale of Securitization Beneficial Interests: HDFS completed the sale of 95% of its residual interests in retail finance receivables that were previously transferred to certain SPEs through on-balance sheet asset-backed securitization transactions, resulting in a gain of $27 million and the deconsolidation of $1.9 billion of net finance receivables and $1.7 billion of related debt, among other assets and liabilities.

◦Sale of Retail Finance Receivables: HDFS reclassified $4.1 billion of finance receivables as held-for-sale during the third quarter, resulting in the release of the related allowance for credit losses and contributing to a $301 million benefit in the provision for credit losses in the third quarter. The Company completed this sale in the fourth quarter.
•Sale of Future Retail Loan Originations: Starting in the fourth quarter of 2025, the Company expects the counterparties will purchase approximately two-thirds of HDFS's new retail loan originations over at least a 5-year period (Forward Flow Agreement). The Company expects HDFS will earn loan servicing fees, including a 1% per annum loan servicing fee for prime loans and a 2.5% per annum loan servicing fee for subprime loans, as it expects to continue to service the future retail loan originations it sells to the counterparties.
•Equity Investments in HDFS: In the fourth quarter of 2025, each of the counterparties paid cash to acquire 4.9% of HDFS based on a multiple of approximately 1.75x HDFS's post-transaction equity carrying value for a total of 9.8% of HDFS. As a result, the counterparties will participate in HDFS equity, including its earnings, representing a non-controlling interest in the Company's ownership of HDFS starting in the fourth quarter. Seven years after closing the transaction or in the event of a change of control of HDI or HDFS, each counterparty will have the right to exchange their HDFS ownership interest for Harley-Davidson common stock. Three years after closing the transaction, the Company has the right to repurchase the counterparties' ownership interest in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' post-closing HDFS ownership in an individual year.
In connection with the HDFS Transaction, the Company expects to reduce HDFS's debt. After the settlement of HDFS debt, the Company expects approximately $1 billion in cash to be available for the Company as a result of the HDFS Transaction. The Company expects to use such available cash to pay down its $450 million term loan, to execute discretionary share repurchases, including through a $200 million accelerated share repurchase (ASR) program that is expected to commence in the fourth quarter of 2025 as discussed in Guidance, and for general corporate purposes.
The Company expects HDFS will carry a lower retail finance receivable balance due to the sale of its existing retail finance receivables and the expected sale of future retail loan originations. As a result of the transaction, the Company expects HDFS’s operating income will be reduced as it earns less interest income on HDFS’s lower retail finance receivable balance, partially offset by new retail loan servicing fees for servicing loans that are expected to be sold under the Forward Flow Agreement.
New Products and Annual Launch Timing - The Company has announced plans to introduce a new small displacement motorcycle with a targeted entry price below $6,000, which the Company believes will be profitable, and an iconic classic cruiser starting next year. The Company also plans to introduce more innovation in its Touring and Trike motorcycle platforms. In addition, the Company has begun to shift the timing of its annual new model year launch from January to the preceding fall to create additional retail selling opportunities later in each calendar year. The Company plans to start with the shift of certain models this year, but the overall shift is expected to continue into future years. Finally, the Company announced LiveWire's plans to launch production versions of two concept mini-motorcycles, which represents a strategic shift in LiveWire's product portfolio to align with evolving customer preferences and growing global demand for lightweight, urban-friendly mobility solutions.
Guidance(1)

Given uncertainty related to the potential impact of tariffs, including impacts on the cost of the Company’s products, as well as the potential impacts on consumer demand and broader macro-economic conditions, on May 1, 2025, the Company withdrew its forward-looking expectations for 2025 related to Harley-Davidson motorcycle retail unit sales; earnings per share; HDMC motorcycle shipments, revenue and operating income margin; LiveWire motorcycle unit sales; and HDFS's provision for credit losses, interest income and borrowing costs. The Company also withdrew its longer-term expectations for HDMC operating income in 2026 and beyond.
On November 4, 2025, the Company provided the following expectations.
As the Company continues to move forward through the macroeconomic uncertainty, it remains committed to supporting reduced dealer inventory levels and continues to expect a reduction of approximately 10% in 2025 year-end dealer inventory of new Harley-Davidson motorcycles as compared to the end of 2024.
The Company continues to expect the HDFS segment will have operating income of approximately $525 million to $550 million in 2025, including a benefit related to the HDFS Transaction, which was largely realized in the third quarter of 2025.

The Company revised its expectation for the LiveWire segment and now expects an operating loss of approximately $72 million to $77 million in 2025. The Company's previous expectation for LiveWire in 2025 included an operating loss of approximately $59 million to $69 million. The Company continues to expect a net use of cash of approximately $50 million to $60 million in 2025 for the LiveWire segment.
The Company plans to continue its multi-year cost productivity initiative to eliminate incremental cost. The Company achieved productivity savings of approximately $257 million from 2022 to 2024 and an additional $75 million during the first nine months of 2025, primarily from logistics and supply chain initiatives. The Company expects to achieve annual productivity savings of $100 million in 2025 and 2026, resulting in $457 million in total productivity savings by the end of 2026.
The Company revised its expectation for the range for capital investments in 2025 and now expects it to be $175 million to $200 million, which is down from the previous expectation of $200 million to $225 million. The Company continues to expect it will invest in product development and capability enhancements that support its strategic plan.
The Company's capital allocation priorities are unchanged and remain to fund profitable growth through strategic initiatives, to pay dividends, and to execute share repurchases on a discretionary basis. The Company remains committed to its plan to repurchase approximately $1 billion of shares on a discretionary basis in aggregate from the third quarter of 2024 through the end of 2026 including through the $200 million ASR program that the Company expects to commence in the fourth quarter of 2025. The Company purchased $250 million of shares on a discretionary basis during the third and fourth quarters of 2024 and $187.5 million during the first nine months of 2025. The Company previously expected $587.5 million of discretionary share repurchases in 2025.
Results of Operations for the Three Months Ended September 30, 2025
Compared to the Three Months Ended September 30, 2024
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 30, 2025	September 30, 2024	Increase (Decrease)	% Change
Operating income - HDMC	$54,119	$55,137	$(1,018)	(1.8)%
Operating loss - LiveWire	(18,181)	(26,085)	7,904	(30.3)
Operating income - HDFS	438,820	76,744	362,076	471.8
Operating income	474,758	105,796	368,962	348.7%
Other income, net	14,706	18,408	(3,702)	(20.1)
Investment income	12,267	16,450	(4,183)	(25.4)
Interest expense	10,182	7,707	2,475	32.1
Income before income taxes	491,549	132,947	358,602	269.7%
Income tax provision	116,384	16,980	99,404	585.4
Net income	375,165	115,967	259,198	223.5%
Less: Loss attributable to noncontrolling interests	2,201	3,073	(872)	(28.4)
Net income attributable to Harley-Davidson, Inc.	$377,366	$119,040	$258,326	217.0%
Diluted earnings per share	$3.10	$0.91	$2.19	240.7
The Company reported operating income of $474.8 million in the third quarter of 2025 compared to $105.8 million in the same period last year. The HDMC segment reported operating income of $54.1 million in the third quarter of 2025, a decrease of $1.0 million compared to the third quarter of 2024. Operating loss from the LiveWire segment decreased $7.9 million compared to the third quarter of 2024. Operating income from the HDFS segment increased $362.1 million compared to the third quarter of 2024. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income, net in the third quarter of 2025 was lower than in the third quarter of 2024 due to the impact of an unfavorable change in the fair value of LiveWire's warrant liability in the third quarter of 2025 compared to a favorable change in the third quarter of 2024.
The Company's effective income tax rate for the third quarter of 2025 was 23.7% compared to 12.8% for the third quarter of 2024. The increase in the effective income tax rate was attributable to changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate as well as a lower benefit from income tax credits.

Diluted earnings per share was $3.10 in the third quarter of 2025, up 240.7% from the same period last year. Diluted weighted average shares outstanding decreased from 131.0 million in the third quarter of 2024 to 121.7 million in the third quarter of 2025, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.
Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	% Change
United States	21,779	22,726	(947)	(4.2)%
Canada	1,683	1,847	(164)	(8.9)
North America	23,462	24,573	(1,111)	(4.5)
Europe/Middle East/Africa (EMEA)	5,033	6,054	(1,021)	(16.9)
Asia Pacific	4,667	4,832	(165)	(3.4)
Latin America	822	707	115	16.3
	33,984	36,166	(2,182)	(6.0)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

During the third quarter of 2025, retail sales in North America were down 4.5% driven by a 4.2% decline in the United States. Outside of North America, retail sales were also down during the third quarter of 2025, including a 16.9% decrease in Europe and a 3.4% decrease in Asia Pacific.
U.S. retail sales were negatively impacted by depressed consumer sentiment resulting from economic uncertainty, combined with high interest rates which adversely impacted consumer discretionary spending. In addition, the decline in retail sales during the third quarter of 2025 was due in part to a positive impact in the prior year associated with the launch of the Company's redesigned 2024 new model year Touring motorcycles, which is the Company's highest volume motorcycle family. This was partially offset by growth in the Company's refreshed Cruiser models which showed improvement in retail compared to the third quarter of 2024 with the largest gains coming in North America. Retail sales declines in Asia Pacific, Canada and Europe were also primarily due to challenging macroeconomic conditions.
Worldwide retail inventory of new motorcycles was approximately 52,000 units at the end of the third quarter of 2025, which was down approximately 13% from the end of the third quarter of 2024 primarily due to more significant reductions of models other than Grand American Touring models, as dealers reduced inventory levels in the current retail environment which resulted in lower HDMC shipments through the first nine months of 2025 as compared to the first nine months of 2024.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	September 30, 2025		September 30, 2024		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	25,662	70.3%	15,850	57.6%	9,812	61.9%

Worldwide motorcycle shipments:
Grand American Touring(a)	22,035	60.4%	15,493	56.3%	6,542	42.2%
Cruiser	10,551	28.9%	9,610	34.9%	941	9.8
Sport and Lightweight	2,628	7.1%	1,770	6.4%	858	48.5
Adventure Touring	1,310	3.6%	647	2.4%	663	102.5
	36,524	100.0%	27,520	100.0%	9,004	32.7%
(a)Includes Trike
The Company shipped 36,524 motorcycles worldwide during the third quarter of 2025, which was 32.7% higher than the third quarter of 2024 when the Company experienced lower shipments, as dealers adjusted inventory levels more significantly in the third quarter of 2024 compared to the third quarter of 2025 in light of a challenging retail environment. As discussed in the Results of Operations for the Nine Months Ended September 30, 2025, both HDMC shipments and retail sales have declined in the first nine months of 2025 compared to the first nine months of 2024.
Shipments to dealers in the third quarter of 2025 were higher than the third quarter of 2024 primarily due to higher U.S. motorcycle shipments. The Company shipped a greater proportion of its Grand American Touring models, which have a higher average selling price than the Company's other motorcycle models, and a lower proportion of its refreshed Cruiser models which were shipped at a higher proportion earlier in the riding season.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	% Change
Revenue:
Motorcycles	$821,864	$615,628	$206,236	33.5%
Parts and accessories	167,252	174,301	(7,049)	(4.0)
Apparel	56,052	55,688	364	0.7
Licensing	5,547	3,897	1,650	42.3
Other	23,244	26,891	(3,647)	(13.6)
	1,073,959	876,405	197,554	22.5
Cost of goods sold	790,849	612,592	178,257	29.1
Gross profit	283,110	263,813	19,297	7.3
Operating expenses	228,991	208,676	20,315	9.7
Operating income	$54,119	$55,137	$(1,018)	(1.8)%
Operating margin	5.0%	6.3%	(1.3)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2024 to the third quarter of 2025 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 30, 2024	$876.4	$612.6	$263.8
Volume	173.5	121.8	51.7
Price and sales incentives	2.6	—	2.6
Foreign currency exchange rates and hedging	8.0	14.3	(6.3)
Shipment mix	13.5	8.6	4.9
Raw material prices	—	(1.7)	1.7
Manufacturing and other costs	—	35.3	(35.3)
	197.6	178.3	19.3
Three months ended September 30, 2025	$1,074.0	$790.9	$283.1
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2024 to the third quarter of 2025 were as follows:
•The increase in volume was primarily due to higher motorcycle shipments.
•Revenue was positively impacted by favorable pricing on new model year motorcycles as well as parts and accessories and apparel, partially offset by increased motorcycle incentives.
•Revenue was favorably impacted by stronger average foreign currency exchange rates relative to the U.S. dollar compared to the same quarter last year. Cost of sales was unfavorably impacted by balance sheet remeasurements and impacts from hedging activities.
•Changes in the shipment mix had a favorable impact on revenue and gross profit primarily driven by the increase in the proportion of Grand American Touring shipments and the increase in the mix of new limited edition models, partially offset by model mix within families.
•Raw material costs were lower compared to the prior year.
•Manufacturing and other costs were negatively impacted by unfavorable manufacturing leverage related to higher fixed costs per unit as well as higher tariff costs. While shipments increased in the third quarter of 2025 compared to the third quarter of 2024, many of the units shipped in the third quarters of 2025 and 2024 were produced in the preceding second quarters based on the timing of production and shipments within the quarters. Production volumes were lower in the second quarter of 2025 compared to the second quarter of 2024, which resulted in a higher fixed cost per unit for units shipped in the third quarter of 2025 as compared to units shipped in the third quarter of 2024. These negative impacts were partially offset by supply-chain productivity gains.
Operating expenses were higher in the third quarter of 2025 compared to the same period last year primarily related to an increase in marketing costs as the Company supported its dealers' marketing efforts during the riding season as well as higher people costs, including the cost of compensation and benefits, partially offset by lower product liability costs and lower warranty costs.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	September 30, 2025	September 30, 2024	(Decrease) Increase	% Change
Revenue	$5,563	$4,808	$755	15.7%
Cost of goods sold	7,834	5,988	1,846	30.8
Gross profit	(2,271)	(1,180)	(1,091)	92.5
Selling, administrative and engineering expense	15,910	24,905	(8,995)	(36.1)
Operating loss	$(18,181)	$(26,085)	$7,904	(30.3)%

LiveWire motorcycle unit shipments	184	99	85	85.9%
During the third quarter of 2025, revenue increased by $0.8 million, or 15.7%, compared to the third quarter of 2024. The increase was primarily due to higher electric motorcycle and electric balance bike volumes sold, partially offset by impacts from electric motorcycle pricing and incentives during the quarter as compared to the same period last year. Cost of sales increased by $1.8 million, or 30.8%, during the third quarter of 2025 compared to the third quarter of 2024 due to higher electric motorcycle volumes.
During the third quarter of 2025, selling, administrative and engineering expense decreased $9.0 million, or 36.1%, compared to the third quarter of 2024 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	% Change
Revenue:
Interest income	$198,239	$232,990	$(34,751)	(14.9)%
Other income	62,949	36,492	26,457	72.5
	261,188	269,482	(8,294)	(3.1)
Expenses:
Interest expense	75,883	94,463	(18,580)	(19.7)
Provision for credit losses	(301,499)	57,977	(359,476)	(620.0)
Operating expense	47,984	40,298	7,686	19.1
	(177,632)	192,738	(370,370)	(192.2)
Operating income	$438,820	$76,744	$362,076	471.8%
Interest income was lower for the third quarter of 2025 compared to the same period last year, primarily due to lower average outstanding finance receivables at a higher average yield. Other income increased $26.5 million largely due to the gain on the sale of securitization beneficial interests . Interest expense decreased $18.6 million due to lower average borrowings at a higher average interest rate.

The provision for credit losses decreased $359.5 million compared to the third quarter of 2024 primarily driven by a release of the allowance for credit losses on held-for-sale finance receivables, partially offset by higher wholesale losses.

The allowance for credit losses considers current economic conditions and the Company’s outlook on future conditions. At the end of the third quarter of 2025, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence. Refer to the Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months ended September 30, 2024 for a discussion of 2025 annualized credit losses.
Operating expenses increased $7.7 million compared to the third quarter of 2024 due in part to higher expenses incurred on insurance-related products offered by the Company, employee costs, and dealer incentives partially offset by favorable foreign currency rates.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 30, 2025	September 30, 2024
Balance, beginning of period	$399,293	$393,517
Provision for credit losses	(301,499)	57,977
Charge-offs, net of recoveries	(35,148)	(51,582)
Sale of Securitization Beneficial Interests	(75,547)	—
Balance, end of period	$(12,901)	$399,912

Results of Operations for the Nine Months Ended September 30, 2025
Compared to the Nine Months Ended September 30, 2024
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 30, 2025	September 30, 2024	(Decrease) Increase	% Change
Operating income - HDMC	$231,707	$491,488	$(259,781)	(52.9)%
Operating loss - LiveWire	(56,641)	(83,494)	26,853	(32.2)
Operating income - HDFS	572,629	201,982	370,647	183.5
Operating income	747,695	609,976	137,719	22.6
Other income, net	45,456	54,851	(9,395)	(17.1)
Investment income	32,158	45,665	(13,507)	(29.6)
Interest expense	25,564	23,066	2,498	10.8
Income before income taxes	799,745	687,426	112,319	16.3
Provision for income taxes	188,036	123,821	64,215	51.9
Net income	$611,709	$563,605	$48,104	8.5%
Less: Loss attributable to noncontrolling interests	6,332	8,644	(2,312)	(26.7)%
Net income attributable to Harley-Davidson, Inc.	618,041	572,249	45,792	8.0%
Diluted earnings per share	$5.03	$4.27	$0.76	17.8%
The Company reported operating income of $747.7 million in the first nine months of 2025 compared to $610.0 million in the same period last year. HDMC segment operating income was $231.7 million in the first nine months of 2025, down $259.8 million compared to the same period last year. Operating loss from the LiveWire segment decreased $26.9 million compared to the first nine months of 2024. Operating income from the HDFS segment increased $370.6 million compared to the first nine months of 2024. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income, net in the first nine months of 2025 was lower than the same period last year due to the impact of an unfavorable change in the fair value of LiveWire's warrant liability in the first nine months of 2025 compared to a favorable change in the first nine months of 2024.
The Company's effective income tax rate for the first nine months of 2025 was 23.5% compared to 18.0% for the same period in 2024. The increase in the effective income tax rate was attributable to changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate as well as a lower benefit from income tax credits.
Diluted earnings per share was $5.03 in the first nine months of 2025, up from diluted earnings per share of $4.27 for the same period last year. Diluted weighted average shares outstanding decreased from 134.0 million in the first nine months of 2024 to 122.9 million in the first nine months of 2025, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	% Change
United States	67,690	80,710	(13,020)	(16.1)%
Canada	5,595	6,186	(591)	(9.6)
North America	73,285	86,896	(13,611)	(15.7)
Europe/Middle East/Africa (EMEA)	17,829	19,333	(1,504)	(7.8)
Asia Pacific	13,996	17,188	(3,192)	(18.6)
Latin America	2,138	2,152	(14)	(0.7)
	107,248	125,569	(18,321)	(14.6)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were down 14.6% during the first nine months of 2025 compared to the same period last year driven primarily by declines in North America, Europe and Asia Pacific. Retail sales in the U.S. were negatively impacted by depressed consumer sentiment resulting from economic uncertainty, combined with high interest rates which adversely impacted consumer discretionary spending. Retail sales declines in Europe, Asia Pacific and Canada were also primarily due to challenging macroeconomic conditions.
Motorcycle Registration Data and Market Share – 601+cc(a)(d)
The Company's U.S. market share of new 601+cc motorcycles decreased during the first nine months of 2025 compared to the first nine months of 2024. The Company's European market share of new 601+cc motorcycles for first nine months of 2025 was down compared to the first nine months of 2024. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Nine months ended
	September 30, 2025	September 30, 2024	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	198,482	212,501	(14,019)	(6.6)%
Europe(c)	366,474	411,930	(45,456)	(11.0)%

Harley-Davidson market share data:
United States(b)	33.8%	37.7%	(3.9)	pts.
Europe(c)	3.4%	4.4%	(1.0)	pts.
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
(d)New motorcycle registrations for the industry and Harley-Davidson are provided by or derived from third-party sources. New motorcycle registrations include consumer registrations (retail registrations) and to a lesser extent manufacturer, distributor and dealer registrations (non-retail registrations), for example, to register demonstration fleets. In the later part of 2024, manufacturers (including the Company), distributors and dealers registered some motorcycles through non-retail registrations to qualify the motorcycles under the new Euro 5+ emissions standard to allow for subsequent retail sale after December 31, 2024. This included approximately 3,700 non-retail registrations of new Harley-Davidson motorcycles in 2024, which in turn adversely impacted the number of new Harley-Davidson motorcycle registrations during the first nine months of 2025. While the Company believes industry registrations for Europe were impacted in a similar manner, it does not have access to information necessary to confirm this.

HDMC Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Nine months ended
	September 30, 2025		September 30, 2024		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	72,263	65.1%	89,761	66.6%	(17,498)	(19.5)%

Worldwide motorcycle shipments:
Grand American Touring(a)	63,793	57.5%	80,194	59.5%	(16,401)	(20.5)%
Cruiser	35,521	32.0%	39,711	29.4%	(4,190)	(10.6)
Sport and Lightweight	7,924	7.1%	10,827	8.0%	(2,903)	(26.8)
Adventure Touring	3,724	3.4%	4,120	3.1%	(396)	(9.6)
	110,962	100.0%	134,852	100.0%	(23,890)	(17.7)%
(a)Includes Trike
The Company shipped 110,962 motorcycles worldwide during the first nine months of 2025, which was 17.7% lower than the same period in 2024. Shipments to dealers in the first nine months of 2025 were lower than the first nine months of 2024 based on a planned decrease in motorcycle shipments and softer than expected retail demand as dealers adjusted inventory levels for the current retail environment. The Company shipped a greater proportion of its refreshed Cruiser models and a lower proportion of Grand America Touring models as the prior year included the launch of the Company's newly redesigned Touring motorcycles.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,463,793	$2,905,861	$(442,068)	(15.2)%
Parts and accessories	497,558	534,359	(36,801)	(6.9)
Apparel	168,614	183,192	(14,578)	(8.0)
Licensing	14,549	18,312	(3,763)	(20.5)
Other	54,599	59,693	(5,094)	(8.5)
	3,199,113	3,701,417	(502,304)	(13.6)
Cost of goods sold	2,302,054	2,543,407	(241,353)	(9.5)
Gross profit	897,059	1,158,010	(260,951)	(22.5)
Operating expenses	665,352	666,522	(1,170)	(0.2)%
Operating income	$231,707	$491,488	$(259,781)	(52.9)%
Operating margin	7.2%	13.3%	(6.1)	pts.

The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2024 to the first nine months of 2025 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 30, 2024	$3,701.4	$2,543.4	$1,158.0
Volume	(588.7)	(399.6)	(189.1)
Price and sales incentives	34.7	—	34.7
Foreign currency exchange rates and hedging	7.0	(10.7)	17.7
Shipment mix	44.7	22.6	22.1
Raw material prices	—	(5.5)	5.5
Manufacturing and other costs	—	151.8	(151.8)
	(502.3)	(241.4)	(260.9)
Nine months ended September 30, 2025	$3,199.1	$2,302.0	$897.1
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2024 to the first nine months of 2025 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was positively impacted by favorable pricing on new model year motorcycles as well as parts and accessories and apparel, partially offset by increased motorcycle incentives.
•Revenue was favorably impacted by stronger average foreign currency exchange rates, primarily in Europe and Asia Pacific, relative to the U.S. dollar compared to the same period last year. Cost of sales was favorably impacted by balance sheet remeasurements, partially offset by unfavorable impacts from hedging activities.
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
Operating expenses were lower in the first nine months of 2025 compared to the same period last year primarily due to lower people costs, including the cost of compensation and benefits, as well as lower product liability and warranty costs on lower volume, partially offset by increased marketing costs as the Company supported its dealers' marketing efforts during the riding season and costs related to the Company's proxy contest in connection with this year's annual meeting of shareholders.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Nine months ended
	September 30, 2025	September 30, 2024	(Decrease) Increase	% Change
Revenue	$14,318	$15,958	$(1,640)	(10.3)%
Cost of goods sold	18,207	22,865	(4,658)	(20.4)
Gross profit	(3,889)	(6,907)	3,018	(43.7)
Selling, administrative and engineering expense	52,752	76,587	(23,835)	(31.1)
Operating loss	$(56,641)	$(83,494)	$26,853	(32.2)%

LiveWire motorcycle unit shipments	272	374	(102)	(27.3)
During the first nine months of 2025, revenue decreased by $1.6 million, or 10.3%, compared to the first nine months of 2024. The decrease was primarily due to lower electric motorcycle volumes sold, partially offset by higher electric balance bike volumes sold during the first nine months of 2025 as compared to the same period last year. Cost of sales decreased by $4.7 million, or 20.4%, during the first nine months of 2025 compared to the first nine months of 2024 due primarily to lower electric motorcycle volumes.
During the first nine months of 2025, selling, administrative and engineering expense decreased $23.8 million, or 31.1%, compared to the first nine months of 2024 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	% Change
Revenue:
Interest income	$622,696	$666,903	$(44,207)	(6.6)%
Other income	140,891	114,915	25,976	22.6
	763,587	781,818	(18,231)	(2.3)
Expenses:
Interest expense	258,391	276,943	(18,552)	(6.7)
Provision for credit losses	(198,427)	175,017	(373,444)	(213.4)
Operating expense	130,994	127,876	3,118	2.4
	190,958	579,836	(388,878)	(67.1)
Operating income	$572,629	$201,982	$370,647	183.5%
Interest income was lower for the first nine months of 2025, primarily due to lower average outstanding finance receivables at a higher average yield. Other income increased primarily due to the gain on the sale of securitization beneficial interests. Interest expense decreased due to lower average borrowings at a higher average interest rate.
The provision for credit losses was $373.4 million lower in the first nine months of 2025 as compared to the prior year primarily due to a release of the allowance for credit losses on held-for-sale finance receivables, partially offset by higher wholesale losses.
Annualized credit losses on the Company's retail motorcycle loans were 3.34% at the end of the third quarter of 2025 compared to 3.07% at the end of the third quarter of 2024. The 30-day delinquency rate for retail motorcycle loans at

September 30, 2025 increased to 5.72% from 4.61% at September 30, 2024. The unfavorable retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers. Credit loss and delinquency performance were also impacted by a change in the credit quality mix resulting from the deconsolidation of securitized receivables. Additionally, while recovery values at auction have stabilized, values continue to run below historical levels.
Operating expenses increased $3.1 million in the first nine months of 2025 compared to the first nine months of 2024 due in part to higher expenses incurred on insurance-related products offered by the Company and employee costs.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024
Balance, beginning of period	$401,183	$381,966
Provision for credit losses	(198,427)	175,017
Charge-offs, net of recoveries	(140,110)	(157,071)
Sale of Securitization Beneficial Interests	(75,547)	—
Balance, end of period	$(12,901)	$399,912
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
The Company expects to fund its on-going operations (excluding the origination of finance receivables) and its capital allocation priorities including capital expenditures, dividends and discretionary share repurchases primarily with cash flows from operating activities and cash and cash equivalents on hand as well as cash generated from the HDFS Transaction as described in Key Factors.(1) Starting in the fourth quarter of 2025, the Company expects to fund approximately two-thirds of retail finance originations through the sale of these retail loan originations to its counterparties under the Forward Flow Agreement over at least a five year period. The Company expects to fund the origination of remaining finance receivables primarily with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations and brokered certificates of deposit.(1)
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at September 30, 2025 were as follows (in thousands):

Cash and cash equivalents(a)	$1,775,038

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)	1,500,000
Borrowings against committed facility	(399,502)
Net asset-backed U.S. commercial paper conduit committed facility availability	1,100,498

Asset-backed Canadian commercial paper conduit facility(c) (d)	118,554
Borrowings against committed facility	(49,642)
Net asset-backed Canadian commercial paper conduit facility	68,912

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(684,741)
Net credit facility availability	735,259
$3,679,707
(a)Includes $16.3 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Subsequent to September 30, 2025, the Company renewed and amended the facility prior to expiration.(1) Refer to Note 18 of the Notes to Consolidated financial statements for further information about the renewal.
(c)The Company expects to renew the facility prior to expiration in the next 12 months.
(d)C$165.0 million Canadian Conduit facility agreement remeasured to U.S. dollars at September 30, 2025.
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term credit ratings, as of September 30, 2025 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A3	BBB-	Stable
Fitch	F2	BBB+	Stable
The Company recognizes that it must continue to monitor and adjust its business to changes in the lending environment. The Company addressed much of its funding risk with the Forward Flow Agreement associated with the HDFS Transaction as described in Key Factors.(1) Beyond the Forward Flow Agreement, the Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding.(1) HDFS segment results could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term and medium-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through HDFS to provide loans to dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital. As a result of the HDFS Transaction, however, the Company believes those risks are diminished in the near term.
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$416,903	$930,655
Net cash provided (used) by investing activities	205,477	(486,177)
Net cash provided (used) by financing activities	(547,675)	313,460
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,009	198
Net increase in cash, cash equivalents and restricted cash	$85,714	$758,136
Operating Activities
Cash flow provided by operating activities in the first nine months of 2025 compared to the first nine months of 2024 was lower primarily due to originations of retail finance receivables classified as held for sale as part of the HDFS Transaction. Cash flows from the origination and collection of retail finance receivables the Company intends to sell at origination are classified within cash flow from operating activities. There were no originations of retail finance receivables held for sale in the first nine months of 2024. Cash flow provided by operating activities was also impacted by unfavorable operating cash flows from the HDMC segment due in large part to lower shipment volumes and unfavorable manufacturing costs compared to the first nine months of 2024. This was partially offset by positive working capital impacts, primarily related to an increase in accounts payable during the first nine months of 2025.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at September 30, 2025 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There are no required qualified pension plan contributions in 2025. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company has a liability for unrecognized tax benefits of $13.5 million and related accrued interest and penalties of $8.8 million as of September 30, 2025. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of wholesale finance receivables and retail finance receivables held for sale with the issuance of debt and the sale of retail finance receivables held for sale to its counterparties under the Forward Flow Agreement.

Investing Activities
The Company’s most significant investing activities consist of capital expenditures and the originations and collections of retail finance receivables held for investment. In the first nine months of 2025, the Company also had $125.4 million of net proceeds from the sale of securitization beneficial interests related to the HDFS Transaction with no comparable proceeds in the first nine months of 2024. Capital expenditures were $102.1 million in the first nine months of 2025 compared to $140.4 million in the same period last year. The Company's 2025 plan includes capital investments, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash inflows related to finance receivables held for investment during the first nine months of 2025 compared to net cash outflows during the first nine months of 2024 resulted in a net increase in cash flows from investing activities of $517.6 million. The net increase was driven by lower originations of finance receivables held for investment due primarily to a portion of retail finance receivable originations being classified as operating cash flows starting in the third quarter of 2025 as they are held for sale as part of the HDFS Transaction. The favorable impact of lower originations on investing cash flow was partially offset by lower collections of finance receivables held for investment. The Company funded its finance receivables held for investment net lending activity through the issuance of debt as discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.540 and $0.518 per share totaling $66.3 million and $69.5 million during the first nine months of 2025 and 2024, respectively.
Cash outflows for share repurchases were $193.2 million in the first nine months of 2025 compared to $359.8 million in the same period last year. Share repurchases during the first nine months of 2025 include $187.5 million or 6.8 million shares of common stock related to discretionary repurchases and $5.7 million or 0.2 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares. In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis. In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of September 30, 2025, there were 29.7 million shares remaining under board-approved share repurchase authorizations.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash outflows of $0.3 billion in the first nine months of 2025 compared to net cash inflows of $0.7 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	September 30, 2025	September 30, 2024
Outstanding debt:
Unsecured commercial paper	$684,741	$497,373
Asset-backed Canadian commercial paper conduit facility	49,642	94,142
Asset-backed U.S. commercial paper conduit facility	399,502	378,968
Asset-backed securitization debt, net	62,635	2,244,742
Medium-term notes, net	3,219,793	3,836,572
Term loan	448,261	—
Senior notes, net	297,247	746,618
	$5,161,821	$7,798,415

Deposits, net	$554,468	$549,010
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $554.5 million and $549.0 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 30, 2025 and

September 30, 2024, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of September 30, 2025 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at September 30, 2025 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$821,583(a)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$700,000	6.50%	March 2023	March 2028
$500,000	5.95%	June 2024	June 2029
$715,951(b)	5.61%	March 2025	March 2030
(a)€700.0 million par value remeasured to U.S. dollar at September 30, 2025
(b)€610.0 million par value remeasured to U.S. dollar at September 30, 2025
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $17.7 million and $14.8 million at September 30, 2025 and September 30, 2024, respectively. There were no medium-term note maturities during the third quarter of 2025 or 2024. During the second quarter of 2025, $700.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full. There were no medium-term note maturities during the second quarter of 2024, or the first quarters of 2024 and 2025.
Senior Notes and Term Loan – In July 2015, the Company issued $750.0 million of unsecured senior notes in an underwritten offering. The senior notes provide for semi-annual interest payments and principal due at maturity. The Company used the proceeds from the debt to repurchase shares of its common stock in 2015. $450.0 million of the senior notes, which had an interest rate of 3.50%, matured in July 2025. $300.0 million of the senior notes mature in July 2045 and have an interest rate of 4.625%.
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables is approximately 5 years. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 30, 2025, the Canadian Conduit had an expiration date of June 30, 2026.
There were no finance receivable transfers under the Canadian Conduit Facility during the first nine months of 2025. Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows in 2024 (in millions):

	2024
	Transfers	Proceeds
First quarter	$34.9	$28.6
Second quarter	20.6	16.9
Third quarter	17.9	14.7
	$73.4	$60.2

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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 4 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2025, the U.S. Conduit Facility had an expiration date of November 21, 2025.
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows (in millions):

	2025		2024
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$179.5	$155.0	$334.8	$306.0
Second quarter	—	—	—	—
Third quarter	—	—	—	—
	$179.5	$155.0	$334.8	$306.0
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
The accounting treatment for the asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. During the third quarter of 2025, in conjunction with the HDFS Transaction, HDFS determined that it was no longer the primary beneficiary of most of its asset-backed securitization VIEs and also met the criteria for those asset-backed VIEs to be accounted for as a sale. Accordingly, those VIEs were deconsolidated and accounted for as a sale during the third quarter of 2025. One outstanding asset backed securitization does not meet the criteria to be accounted for as a sale because the Company remained the primary beneficiary of the VIE as it has the power to direct the activities of the trust's VIE that most significantly impact the VIE's economic performance and has the obligation to absorb financial losses and the right to receive benefits which could potentially be significant to the VIE. This transaction is treated as secured borrowing, and as such, the retail motorcycle finance receivables remain on the balance sheet with a corresponding obligation reflected as debt. There is no amortization schedule for the secured notes; however, the debt is reduced monthly as available collections on the related retail motorcycle finance receivables are applied to outstanding principal. The secured notes currently have a contractual maturity in 2028. Refer to Note 10 of the Notes to Consolidated financial statements for further discussion.
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2025			2024
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$—	$—	$—
Second quarter	584.4	500.0	497.8	607.8	550.0	547.6
Third quarter	—	—	—	663.1	600.0	597.6
	$584.4	$500.0	$497.8	$1,270.9	$1,150.0	$1,145.2

Off-Balance Sheet Asset-Backed Financing - During the third quarter of 2025, HDFS sold 95% of its residual interest in retail finance receivables that were transferred to certain SPEs through on-balance sheet asset-backed securitization transactions to two counterparties. As a result, HDFS determined that it was no longer the primary beneficiary of the associated VIEs. Accordingly, the VIEs were deconsolidated during the third quarter of 2025. HDFS confirmed that the transfers of loans that occurred at the inception of each VIE met the criteria for an accounting sale under ASC 860. For more information refer to Note 10 of the Notes to Consolidated financial statements.
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
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (the Convertible Term Loan) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire may obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated on the date of each advance and as of each June 1 and December 1 thereafter. The interest rate is calculated based on the sum of (i) the forward-looking term rate based on SOFR for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of LiveWire. The Convertible Term Loan includes negative covenants restricting the ability of LiveWire to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by LiveWire at maturity, unless otherwise agreed between Harley-Davidson, Inc. and LiveWire, the Convertible Term Loan will be converted to equity of LiveWire Group, Inc. at a conversion price per share of LiveWire Group, Inc. common stock equal to 90% of the volume weighted average price per share of common stock for the 30 trading days immediately preceding the conversion date. As of September 30, 2025, there had been no draws and there was no outstanding balance under the Convertible Term Loan.

The Company believes headwinds facing the broader powersports and discretionary leisure industries are even more complicated in the electric vehicle (EV) segment of the market. The Company believes indicators point to a much later EV adoption than the Company originally anticipated given a lack of government incentives and a notably less favorable regulatory environment, combined with a slower expansion of charging infrastructure. The Company is evaluating all options for its investment in LiveWire while LiveWire will continue evaluating all options for its business, including seeking external capital. In addition, LiveWire plans to continue to drive additional significant cost savings to reduce cash usage and operating losses with the intention of establishing a sustainable business model with the existing funds available. The Company does not plan to make additional investments in LiveWire beyond availability under the Convertible Term Loan of up to $100 million.
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
As of September 30, 2025, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.
Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies; (b) manage supply chain and logistics issues, including without limitation quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine, or natural disasters and longer shipping times and increased logistics costs; (c) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or rebalancing or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; (d) accurately analyze, predict and react to changing market conditions, interest rates, and geopolitical environments, and successfully adjust to shifting global consumer needs and interests; (e) accurately predict the margins of its segments in light of, among other things, tariffs, rebalancing trade measures, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (f) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of activist collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (g) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (h) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (i) successfully carry out its global manufacturing and assembly operations; (j) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to strengthen and grow its leadership position in Grand American Touring, large Cruiser and Trike, and grow its complementary businesses; (k) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) prevent, detect and remediate any issues with its motorcycles, or any issues associated with the manufacturing processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) successfully manage and reduce costs throughout the business; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) realize the expected business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; and (iii) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s most recent Annual Report on Form 10-K and applicable updates under Item 1.A of the LiveWire Group, Inc.'s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC; (q) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (r) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name; (s) successfully maintain or achieve a manner in which to sell motorcycles in Europe, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (t) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (u) retain and attract talented employees and leadership and qualified and experienced independent directors for its Board of Directors, eliminate personnel duplication, inefficiencies and complexity throughout the organization, and successfully complete transitions of executives; (v) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (w) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (x) prevent a ransomware attack or cybersecurity incidents and data privacy breaches and respond to related evolving regulatory requirements; (y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (aa) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (bb) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (cc) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts and manage exposure in commercial or contractual disputes; (dd) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ee) manage third-party investment(s) in HDFS in a manner consistent with the Company's objectives and that does not adversely affect its business; (ff) manage risks related to outsourced functions and use of artificial intelligence; (gg) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (hh) optimize capital allocation in light of the Company's capital allocation priorities; (ii) manage the Company's share repurchase strategy; and (jj) manage issues related to climate change and related regulations.
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
The Company believes that HDFS' retail credit losses will continue to change over time due to changing consumer credit behavior, macroeconomic conditions, including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS’s efforts to adjust underwriting criteria based on market and economic conditions and the actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses.
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
LiveWire Segment
LiveWire sells its electric motorcycles, electric balance bikes, electric bikes and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, LiveWire’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies; however, the impact of such fluctuations on LiveWire’s operations to date have not been material given the majority of LiveWire’s sales are currently in the U.S. LiveWire plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.
HDFS Segment
The Company has interest rate-sensitive financial instruments including financial receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company has utilized interest rate caps to reduce the impact of fluctuations in interest rates on its floating-rate asset-backed securitization transactions. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, other than the expiration of the existing interest rate cap.
HDFS also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates, which it does not hedge. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The Company has foreign currency denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At September 30, 2025, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign currency denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which have not materially changed except as set forth below. The following risk factors have been updated to reflect new developments and emerging risks related to governmental actions related to tariffs and international trade as well as the Company's skilled employees and independent directors.
•Changes in national policy, governmental actions related to tariffs or international trade agreements, as well as shifts in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, development, and investment in the regions where the Company operates, can significantly impact the Company's business. Such changes could lead to negative sentiments towards the Company, potentially depress economic activity or restrict access to suppliers or customers, and thereby have a material adverse effect on the Company's business, results of operations and outlook. In January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on goods from various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on goods from the U.S., either generally or with respect to certain products. In certain circumstances the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. Since then, the U.S. has continued to impose tariffs on imported goods, and affected countries have responded by imposing tariffs on U.S. goods. In April 2025, the U.S. announced a baseline tariff of 10% on goods from all countries and instituted additional individualized reciprocal tariffs for countries with which the U.S. has significant trade deficits. The U.S. continues to implement new, reinstated or adjusted tariffs, and the Company expects that it will continue with this practice. Foreign countries subject to these U.S. tariffs continue to implement new, reinstated or adjusted rebalancing tariffs, and the Company expects that foreign countries will continue with that practice. For example, in February 2025, additional tariffs were imposed on imports from China and China responded with retaliatory tariffs on U.S. goods. The U.S. and foreign countries may also amend, suspend or withdraw their respective recently-enacted tariffs at any time. If the recently-enacted tariffs are not amended, suspended or withdrawn, it is likely to negatively impact the Company’s ability to sell products domestically and internationally at or near current prices as tariffs impact the cost of raw materials, components and motorcycles.

For example, in 2018 the U.S. implemented tariffs on steel and aluminum imports into the U.S. from the EU and in response, the EU implemented incremental rebalancing tariffs of 25% on certain products imported into the EU, including non-electric motorcycles. In April 2021, the 2018 incremental rebalancing tariffs of 25% started to apply, resulting in a 31% duty on the Company’s motorcycles imported into the EU from its manufacturing facilities in the U.S. and Thailand. The 2018 incremental rebalancing tariffs of 25% were suspended in October 2021 pending negotiations between the U.S. and EU and further suspended on August 5, 2025 for six months. The EU continues to review this suspension as developments in trade relations with the U.S. progress. The Company cannot predict the outcome of these developments or their impact on the rebalancing tariffs or new tariffs.

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
•The Company’s operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders. The Company’s future success depends on its continuing ability to: (i) identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization, (ii) effectively execute reorganization actions within expected costs and realize the expected benefits of those actions and (iii) attract qualified and experienced independent directors for its Board of Directors. The Company is highly dependent on its senior management, other key personnel, and its Board. The loss of key personnel or independent directors could adversely affect the Company’s operations and profitability. Any perceived uncertainties regarding the Company's future direction and control, its ability to execute its strategy, or alterations to the composition of its Board or senior management team could create a perception of instability or a shift in business direction, affecting the Company’s ability to attract or retain qualified personnel or independent directors. Further, the Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance, and the Company must effectively execute reorganization actions. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.
The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended September 30, 2025:

2025 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	1,205	$24	1,205	33,121,245
August 1 to August 31	1,295,839	$28	1,295,839	31,826,745
September 1 to September 30	2,140,518	$30	2,140,518	29,686,492
	3,437,562	$29	3,437,562
In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 3.4 million shares on a discretionary basis during the quarter ended September 30, 2025 under the authorizations. As of September 30, 2025, 29.7 million shares remained under the authorizations.
Under the share repurchase authorization, the Company’s common stock may be purchased through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, block trades, accelerated share repurchases or privately negotiated transactions. The repurchase authority has no expiration date but may be suspended, modified or discontinued at any time.
The Company's capital allocation priorities are to (i) fund strategic initiatives, including the associated capital expenditures, (ii) pay dividends and (iii) exercise discretionary share repurchases. These priorities are designed to support the investment required to enhance the long-term value of the Company and to return any excess cash to shareholders.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2025, the Company acquired 2,809 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.

Item 5. Other Information
During the period ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
3.1
Amended and Restated By-Laws of Harley-Davidson, Inc., effective as of September 23, 2025 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-k dated September 29, 2025 (File No. 1-9183))

10.1
Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC (Incorporated by reference to Exhibit 10.1 to the Form 8-K, filed by Harley-Davidson Motorcycle Trust 2025-A on August 5, 2025 (File No. 333-285406)).

10.2
Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Residuals Purchaser 1 LLC (Incorporated by reference to Exhibit 10.2 on Form 8-K, filed by Harley-Davidson Motorcycle Trust 2025-A on August 5, 2025 (File No. 333-285406)).

10.3
Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Residuals Purchaser 2 LLC (Incorporated by reference to Exhibit 10.3 on Form 8-K, filed by Harley-Davidson Motorcycle Trust 2025-A on August 5, 2025 (File No. 333-285406)).

10.4#	Back Book Purchase and Sale Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Trust
10.5#	Master Purchase and Sale Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Trust
10.6#	Subscription Agreement, dated July 30, 2025, between Harley-Davidson Financial Services, Inc. and KKR Morrow OpCo Aggregator LLC
10.7#	Servicing Agreement, dated July 30, 2025, between KKR Morrow Trust and Harley-Davidson Credit Corp.
10.8#	Back Book Purchase and Sale Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC
10.9#	Master Purchase and Sale Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC
10.10#	Subscription Agreement, dated July 30, 2025, between Harley-Davidson Financial Services, Inc. and Cavendish LLC
10.11#	Servicing Agreement, dated July 30, 2025, between Cavendish LLC and Harley-Davidson Credit Corp.
10.12	Director Compensation Policy approved September 23, 2025
10.13	Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective May 14, 2025
19	Harley-Davidson, Inc. Insider Trading Policy
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

#    Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 5, 2025	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer and President, Commercial
(Principal financial officer)

Date: November 5, 2025	/s/ Bryan A. Beck
Bryan A. Beck
Chief Accounting Officer
(Principal accounting officer)