Form 10-K
period 2025-12-31
HARLEY-DAVIDSON, INC.
filed 2026-02-26
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2025: $2,822,510,184
Number of shares of the registrant’s common stock outstanding at January 30, 2026: 111,850,563 shares
Documents Incorporated by Reference
Part III of this report incorporates information by reference from registrant’s Proxy Statement for the annual meeting of its shareholders to be held on May 21, 2026

Harley-Davidson, Inc.
Form 10-K
For The Year Ended December 31, 2025

PART I
(1) Note regarding forward-looking statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” "projects," “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "seeks," "sees," "should," "feels," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included under the Overview and Guidance sections in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of February 10, 2026, and the remaining forward-looking statements in this report are made as of the date of the filing of this report (February 26, 2026), and the Company disclaims any obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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

	2025	2024	2023
HDMC	$3,578,308	$4,121,906	$4,844,594
LiveWire	25,671	26,358	38,298
HDFS	869,196	1,038,538	953,586
	$4,473,175	$5,186,802	$5,836,478
Strategy(1)
The Hardwire was the Company's 2021-2025 strategic plan which targeted long-term profitable growth, including enhancing the Company's position as the most desirable motorcycle brand in the world and driving value for its shareholders. The Hardwire strategic priorities included a focus on its most profitable motorcycle product segments, selective expansion into new and within existing product segments and markets, leading in the electric motorcycle market, growth beyond bikes into complementary businesses, enhancing the customer experience for riders and non-riders, and inclusive stakeholder management.
The Hardwire strategy concluded at the end of 2025. The Company plans to announce its new strategic plan in conjunction with its first quarter 2026 earnings release.

Harley-Davidson Motor Company (HDMC) Segment
HDMC designs, manufactures and sells Harley-Davidson motorcycles. HDMC also sells motorcycle parts, accessories, and apparel as well as licenses its trademarks. HDMC conducts business on a global basis, with sales in the United States (U.S.), Canada, Europe/Middle East/Africa (EMEA), Asia Pacific, and Latin America. HDMC's products are sold to retail customers primarily through a network of independent dealers. Dealers generally stock and sell Harley-Davidson motorcycles, parts and accessories, apparel, and licensed products and service motorcycles. Dealership points by geographic location as of December 31, 2025 were as follows:

	U.S.	Canada	EMEA	Asia Pacific	Latin America	Total
Dealership points	554	46	296	247	31	1,174
HDMC also distributes its motorcycles through independent distributors in select overseas markets, including India. The independent distributors sell HDMC's products through independent Harley-Davidson dealers in India and other markets, included in the table above, as well as through the distributors' existing dealer networks.
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
HDMC revenue by product line as a percent of total revenue for the last three fiscal years was as follows:

	2025	2024	2023
Motorcycles	74.3%	76.1%	78.4%
Parts and accessories	17.2	15.8	14.4
Apparel	6.0	5.8	5.0
Licensing	0.6	0.6	0.6
Other products and services	1.9	1.7	1.6
	100.0%	100.0%	100.0%
Motorcycles – HDMC offers internal combustion engine motorcycles under the Harley-Davidson brand. The majority of HDMC's internal combustion engines have displacements that are greater than 600 cubic centimeters (cc) up to approximately 2,000cc's. Additionally, HDMC offers smaller-displacement Lightweight motorcycles in certain markets. HDMC markets its motorcycles in six categories that reflect customer needs and preferences and the Company's unique combination of product heritage and innovation. HDMC's product categories include: Grand American Touring, Trike, Cruiser, Sport, Lightweight, and Adventure Touring. The motorcycle industry uses the following motorcycle product segments:
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
Industry data includes on-road motorcycles with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt peak power equivalents greater than 600cc's. In 2025, approximately 79% of the total annual dealer retail sales of new Harley-Davidson motorcycles were sold in the U.S. and European 601+cc markets. Other significant markets for HDMC, based on the HDMC's 2025 retail sales data, include Canada, Japan, Australia, New Zealand and China.
Industry registration data(a)(b)(c) for 601+cc motorcycles was as follows:

	2025	2024	2023
Industry new motorcycle registrations:
United States(d)	237,683	253,156	256,710
Europe(e)	431,390	516,260	473,486

Harley-Davidson new motorcycle registrations:
United States(d)	81,981	94,383	97,169
Europe(e)	14,525	25,860	22,494

Harley-Davidson market share data:
United States(d)	34.5%	37.3%	37.9%
Europe(e)	3.4%	5.0%	4.8%
(a)Data includes on-road models with internal combustion engines with displacements greater than 600cc's and electric motorcycles with kilowatt (kW) peak power equivalents greater than 600cc's (601+cc). On-road 601+cc models include dual purpose models, three-wheeled motorcycles and autocycles.
(b)New motorcycle registrations for the industry and Harley-Davidson are provided by or derived from third-party sources. New motorcycle registrations include consumer registrations (retail registrations) and to a lesser extent manufacturer, distributor and dealer registrations (non-retail registrations), for example, to register demonstration fleets. In the later part of 2024, manufacturers (including the Company), distributors and dealers registered some motorcycles in Europe through non-retail registrations to qualify the motorcycles under the new Euro 5+ emissions standard to allow for subsequent retail sale after December 31, 2024. This included approximately 3,700 non-retail registrations of new Harley-Davidson motorcycles in 2024, which in turn adversely impacted the number of new Harley-Davidson motorcycle registrations during 2025. While the Company believes industry registrations for Europe in 2024 were impacted in a similar manner, it does not have access to competitor information necessary to confirm this.
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
Raw Materials and Purchased Components – HDMC continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, HDMC gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Company believes HDMC will be positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.(1)
HDMC's principal raw materials include steel and aluminum castings, forgings, steel sheet and bar. HDMC also purchases certain motorcycle components including, but not limited to, electronic fuel injection systems, batteries, tires, seats, electrical components, instruments and wheels. HDMC closely monitors the overall viability of its supply base. HDMC proactively works with its suppliers to avoid or minimize disruptions resulting from supply chain challenges, which could result in increased costs and disruptions in the availability of certain raw materials and purchased components if they are not actively managed.
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
HDMC’s motorcycles and certain other products that are sold in the U.S. are subject to certification by the United States Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) for compliance with applicable emissions and noise standards. Certain Harley-Davidson products are designed to comply with EPA and CARB standards and the Company believes it will comply with future requirements when they go into effect, as applicable.(1) Additionally, certain of HDMC’s products must comply with the motorcycle emissions, noise and safety standards of Canada, the European Union, Japan, Brazil and certain other foreign markets where they are sold, and the Company believes HDMC's products currently comply with those standards. As HDMC expects environmental standards to become more stringent over time, HDMC will continue to incur research, development and production costs in this area for the foreseeable future.(1)
HDMC, as a manufacturer of motorcycle products, is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by the U.S. National Highway Traffic Safety Administration (NHTSA). HDMC has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations, as applicable. HDMC has from time to time initiated certain voluntary recalls. During the three years ending December 31, 2025, HDMC accrued $28.2 million associated with 12 voluntary recalls.
LiveWire (LiveWire) Segment
LiveWire is an all-electric motorcycle brand with a focus on pioneering the two-wheel electric motorcycle space. LiveWire sells electric motorcycles, electric balance bikes for kids, electric bikes, parts and accessories and apparel in the United States and certain international markets. Electric motorcycles, related parts and accessories and apparel are sold at wholesale to a network of independent retail partners and direct to consumers through a company-owned dealer and online sales. Electric balance bikes and related parts and accessories are sold under the STACYC brand at wholesale to independent dealers and distributors and direct to consumers online.
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
LiveWire is subject to the U.S. National Traffic and Motor Vehicle Safety Act, which is administered by NHTSA. LiveWire has certified to NHTSA that certain of its motorcycle products comply fully with all applicable federal motor vehicle safety standards and related regulations. LiveWire may from time to time initiate voluntary recalls or field actions. During the three years ending December 31, 2025, LiveWire accrued $0.3 million associated with 4 voluntary recalls.
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
Wholesale Financial Services – HDFS provides wholesale financial services to the U.S. and Canadian independent dealers of HDMC and LiveWire, including floorplan and open account financing of motorcycles and parts and accessories. All of the U.S. and Canadian independent dealers of HDMC and all U.S. independent dealers of LiveWire utilized HDFS financing programs at some point during 2025.
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
Captive Reinsurance – Eaglemark Insurance Company Ltd. (EICL) is a direct subsidiary of Harley-Davidson, Inc. that reinsures several Harley-Davidson-branded voluntary protection products provided by unaffiliated third parties.
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
Funding – The Company believes a diversified and cost-effective funding strategy is important to meet HDFS's goal of providing credit while delivering appropriate returns and profitability. HDFS operations in 2025 were funded with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations, and brokered certificates of deposit that HDFS offers to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. Starting in the fourth quarter of 2025, the Company began to fund up to two-thirds of retail finance originations through the sale of retail loan originations to two counterparties as a part of a 2025 transaction related to HDFS.
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
In the U.S. and Canada, HDFS financed 68.4% and 20.7% of new Harley-Davidson motorcycles retailed by dealers during 2025, respectively, compared to 70.6% and 26.2%, respectively, during 2024. Competitors for retail motorcycle finance business are primarily banks, credit unions and other financial institutions. In the motorcycle insurance business, competition primarily comes from national insurance companies and from insurance agencies serving local or regional markets. For insurance and voluntary protection products, HDFS faces competition from certain regional and national industry participants as well as dealer in-house programs. Competition for the wholesale motorcycle finance business primarily consists of banks and other financial institutions providing wholesale financing to dealers in their local markets.
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
The Consumer Financial Protection Bureau (the Bureau) has significant supervisory, enforcement and rule-making authority in the area of consumer financial products and services. Certain actions and regulations of the Bureau will directly impact HDFS and its operations. For example, the Bureau has supervisory authority over non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS.
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
Workforce Composition – As of December 31, 2025, the Company’s global workforce was comprised of approximately 5,500 employees, including approximately 4,750, 150 and 600 employees within the HDMC, LiveWire, and HDFS segments, respectively. Of all employees, 80.6% are based in the U.S., 60.0% are salaried, and 31.5%, or approximately 1,700 hourly unionized employees at the Company's U.S. manufacturing facilities, are represented as follows with collective bargaining agreements:
•York, Pennsylvania – International Association of Machinist and Aerospace Workers (IAM); agreement will expire on October 15, 2027
•Milwaukee, Wisconsin – United Steelworkers of America (USW) and IAM; agreements will expire on March 31, 2029
•Tomahawk, Wisconsin – USW, agreement will expire on March 31, 2029

Talent – The Company believes its ability to attract, develop and retain talent is critical to sustaining innovation and long-term performance. Through key talent initiatives, the Company strengthens its talent pipeline and supports continued employee engagement and retention.

•The Company’s STEAM (Science, Technology, Engineering, Arts & Math) initiatives aim to inspire future innovators and develop skilled talent. This past year, the Company served as the principal sponsor of the BUILD Moto Mentor Program, providing experiences for 14 high school teams (90+ students). Additionally, the Company hired 8 industrial skilled trades apprentices, completed construction of a STEAM Lab at the Company's historic Juneau Avenue campus in Milwaukee, Wisconsin, and expanded outreach beyond Milwaukee to Tomahawk, Wisconsin and York, Pennsylvania.
•The Company’s Developing Leaders Program (DLP) is designed for new and emerging people leaders, equipping them with essential skills to lead with purpose, critical-thinking, and adaptability. Over the past year, the Company hosted four global cohorts, with more than 120 participants successfully completing the program. In addition to core courses that delivered foundational leadership learning through research-based modules, participants engaged in group coaching interactive forums where senior leaders shared insights on critical leadership topics.
•Following employee onboarding, the Company engaged more than 475 new employees through its New Employee Community. Over the past year, the Company hosted 20 new employee community sessions, introducing new hires to key business functions and leaders across the organization. These sessions attracted over 1,500 attendees, fostering connection and accelerating integration into the Company culture.
Safety – Employee safety is an important aspect of the Company’s ability to attract talent and create a positive work environment. The Company’s unwavering commitment to safety is demonstrated through policies and procedures that promote a safe work environment. The Company promotes open communication regarding workplace safety issues and improvements. The Company continued its strong health and safety performance, ending the year with a 0.23 Recordable Case Incident Rate, 0.16 restricted time (DART) rate and 0.03 lost time (DAFWII) rate for the Company.
Employee Well-Being – The Company believes the well-being, engagement, and empowerment of its employees are direct contributors to its overall success and investing in employee well-being is an important part of investing in its future.
•The Company maintained its focus on supporting employee well-being by continuing its investment in the Healthy Behavior Rewards, a program built on incentivizing employees to take action on improving their personal health.
•The Company continued its investment in mental health, engaging over 20% of its global population in its mental health support program.
•The Company continued its investment in employee well-being through dedicated Health Promotion Specialists focused on improving the physical, mental, financial and social well-being of employees.
•During 2025, through the Company’s Here to Help employee volunteer program, Harley-Davidson employees collectively completed more than 1,250 volunteer hours in support of local community organizations. This program encourages employees to be "here to help" by making meaningful impacts in their local communities, deepening relationships with peers and positively contributing to their personal well-being.
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
In addition, the Company makes available, through its investor relations website, the following corporate governance materials: (i) the Company’s Corporate Governance Policy; (ii) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee and Sustainability and Safety Committee; (iii) the Company’s Code of Conduct (the Code of Conduct); (iv) the Conflict of Interest Process for Directors, Executive Officers and Other Employees (the Conflict Process); (v) a list of the Company’s Board of Directors; (vi) the Company’s Bylaws; (vii) the Company’s Environmental and Energy Policy; (viii) the Company’s Policy for Managing Disclosure of Material Information; (ix) the Company’s Supplier Code of Conduct; (x) the California Transparency in Supply Chain Act Disclosure; (xi) the Statement on Conflict Minerals; (xii) the Political Engagement and Contributions 2019-2025; and (xiii) the Company's Clawback Policy.
The Company's Notice of Annual Meeting and Proxy Statement for its 2026 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website. The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on its investor relations website. The Company is not including the information contained on or available through any of its websites as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including those discussed below. These risk factors should be considered carefully before deciding whether to invest in the Company.
Operational Risks
•The Company’s ability to remain competitive is dependent upon its capability to develop and successfully introduce new, innovative and compliant products while maintaining its ability to command a premium price relative to its competitors' motorcycles. The motorcycle market is highly competitive and continues to change in terms of styling preferences and advances in new technologies and, at the same time, is subject to increasing and evolving regulations, including those related to safety and emissions. Price, reliability, styling, quality, product features and engine displacement are some of the factors that impact competition in the motorcycle market. The importance customers place on these and other factors may vary by market location. Thus, the Company must continue to make product advancements and product portfolio decisions to respond to changing consumer preferences, market demands, and legal and regulatory requirements, and distinguish its products from its competitors’ products in the relevant markets. Introducing new products and motorcycle models may not lead to the desired results, including driving profitable unit sales growth. As the Company incorporates new and different features and technology into its products, the Company must also protect its intellectual property from imitators. In addition, these new products must comply with applicable regulations in the markets in which they are sold and satisfy the potential demand for products that produce lower emissions and achieve better fuel economy. The Company must also be able to design and manufacture these products in a cost-efficient manner and deliver them to various markets globally. The Company’s global manufacturing footprint is a significant factor in its ability to deliver its products globally in a cost-efficient manner; however, ongoing geopolitical tensions, supply chain disruptions, and logistics issues arising from regional conflicts may impede the Company’s ability to make strategic production decisions, including managing the production mix in response to factors such as raw material shortages, workforce constraints, supplier shutdowns, and other challenges that could affect pricing. Further, the Company may take pricing actions , which have included and may continue to include introducing incentives, to make prices more attractive to customers in the relevant markets. This may impact the Company's long-term ability to command a premium price relative to its competitors, and there is no guarantee that such actions will be successful.
•The Company faces increasing competition and failure to compete effectively may adversely impact its business and operating results. Many of the Company’s competitors are more diversified than the Company, and they may compete in all or many segments of the motorcycle market, other powersports markets and/or the automotive market. Also, the Company’s manufacturer’s suggested retail price for its motorcycles is generally higher than its competitors. If price becomes a more important factor for consumers in the markets in which the Company competes, the Company may be at a competitive disadvantage. The Company also faces pricing pressure from international competitors who may have the advantage of manufacturing and marketing products in their respective countries, allowing them to sell products at lower prices within or outside of their respective countries. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit when there is a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company and LiveWire Group, Inc. are also subject to policies and actions of the U.S. Securities and Exchange Commission (SEC) and New York Stock Exchange (NYSE). Many major competitors of the Company and LiveWire Group, Inc. are not subject to the requirements of the SEC or the NYSE rules. As a result, the Company or LiveWire Group, Inc. may be required to disclose certain information that may put the Company or LiveWire Group, Inc. at a competitive disadvantage to their principal competitors. Additionally, the Company’s LiveWire segment is subject to competition in the electric vehicle sector from companies that are at various levels of maturity, which include several major motorcycle companies that have electric vehicles available today and other current and prospective motorcycle manufacturers that may be developing electric vehicles. Increased competition or failure of the electric vehicle market to develop may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect the business, prospects, financial condition and operating results of the LiveWire segment. As a result of new entrants into the electric vehicle market, there may be increased competition for component and other parts of LiveWire’s electric vehicles, which may have limited or single-source supply, or suppliers may be unwilling to provide product at lower volumes. In addition, the Harley-Davidson Financial Services segment faces competition from various banks, insurance companies and other financial institutions that may have access to additional sources of capital at more competitive rates and terms, particularly for borrowers in higher credit tiers. The Company's responses to these competitive pressures, or its failure to adequately address and respond to these competitive pressures, may have a material adverse effect on the Company’s business and results of operations.
•The Company relies on its suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles and products. Inflationary pressures, including on manufacturing, and the availability of components and raw materials, such as rare earth elements, or instability in logistics, including the escalating tensions between the U.S. and foreign leaders regarding the Panama Canal, and related costs may negatively impact the Company's profitability. The Company may experience supply problems relating to raw materials and components, such as component shortages, unfavorable pricing, poor quality, termination of supply of some of the Company's components or untimely delivery. The prices for these raw materials and components may fluctuate depending on market conditions, which include inflation of raw material costs, exchange rate fluctuations, commodity market volatility, tariffs, embargoes, sanctions, trade policies, and other trade restrictions. In certain circumstances, the Company relies on a single supplier to provide component parts or a contract manufacturer to manufacture certain components and/or products, and a change or disruption in these established relationships may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control, such as the supply of a necessary raw material, capacity constraints, labor shortages or disputes, natural disasters, extreme weather events, pandemics (like COVID-19), epidemics or other public health crises, trade and shipping disruptions, fluctuating costs of ocean freight, wars and trade policies. Further, the Company's suppliers and contract manufacturers may experience difficulty in funding their day-to-day cash flow needs because of tightening credit caused by financial market disruption. In addition, adverse economic conditions and related pressure on select suppliers or contract manufacturers due to difficulties in global manufacturing could adversely affect their ability to supply the Company. For example, one of the Company's suppliers, First Brands Group, LLC - a leading automotive parts provider - filed for Chapter 11 bankruptcy protection in September 2025 and has recently relied on the support of its customers as it works through various funding challenges. The Company had to work to mitigate potential negative effects on its supply chain due to this issue. The unavailability of any component or supplier or contract manufacturer could result in production delays and/or product design changes and impact the Company’s ability to fulfill orders. Changes in laws and policies relating to trade and taxation may also adversely impact the Company's foreign suppliers or contract manufacturers. Natural disasters, extreme weather, epidemics, or health crises at supplier or contract manufacturer locations may disrupt supply to the Company. These supplier risks may have a material adverse effect on the Company’s business and results of operations. Such disruptions have resulted in and could further result in manufacturing inefficiencies due to the delay in delivering components for production or having to find alternative components due to lack of availability and could place the Company in an uncompetitive position resulting in a material adverse effect on its operations, financial condition and/or cash flows.

•Increased supply of and/or declining prices for used motorcycles and excess supply of new motorcycles may adversely impact retail sales of new motorcycles by the Company's dealers. The Company has observed that when the supply of used motorcycles increases or the prices for used Harley-Davidson motorcycles decline, there can be reduced demand among retail purchasers for new Harley-Davidson motorcycles at or near manufacturer’s suggested retail prices. Further, the Company and its dealers can and do take actions that influence the markets for new and used Harley-Davidson motorcycles. For example, introduction of new motorcycle models with significantly different styling, design, functionality, technology or other customer satisfiers can result in increased supply of used motorcycles, which could result in declining prices for used motorcycles and prior model-year new motorcycles. Also, the Company’s approach to supply and inventory management may not be effective, or the Company’s competitors could choose to supply new motorcycles to the market in excess of demand at reduced prices, which could also have the effect of reducing demand for new Harley-Davidson motorcycles at or near manufacturer’s suggested retail prices. Reduced demand among retail purchasers for new Harley-Davidson motorcycles leads to reduced shipments by the Company and may have a material adverse effect on the Company’s business and results of operations.
•The Company must prevent and detect issues with its products, components purchased from suppliers, and the related manufacturing processes to reduce recall campaigns, warranty costs, litigation, product liability claims, delays in new model launches, disruptions in production and/or shipment, and regulatory investigations and fines. The Company must continually improve and adhere to appropriate product development and manufacturing processes and ensure that its suppliers, contract manufacturers, and their sub-tier suppliers adhere to appropriate product development and manufacturing processes, to ensure the Company and its dealers are selling high-quality products that meet customer needs and desires and comply with applicable regulations. If product designs or manufacturing processes are defective, the Company could experience delays in new model launches, disruptions in production, delays in shipment, field actions, such as product programs and product recalls, and inquiries or investigations from regulatory agencies, which could subject the Company to fines and penalties, and warranty claims and product liability claims, which may involve purported class actions or significant jury verdicts. For example, during the second quarter of 2022, the Company suspended all vehicle assembly and shipments for approximately two weeks due to a regulatory compliance matter relating to a Tier 2 supplier’s brake hose assemblies. In June 2023, the same Tier 2 supplier notified the Company that it was investigating a new, separate quality issue with brake hose assemblies produced by the Tier 2 supplier after the Company’s 2022 production suspension. Due to this issue, the Company was forced to suspend production of most of the motorcycles manufactured at its York facility and run limited motorcycle manufacturing operations there for approximately two weeks. Both the Tier 2 supplier and the Company leveraged NHTSA’s standard process to petition the agency for a determination that both of the potential non-compliances are inconsequential to motor vehicle safety. If NHTSA makes the inconsequentiality determinations requested, the Company will be exempt from conducting a field action or a recall of its motorcycles related to these matters. The Company expects that NHTSA will make the inconsequentiality determinations; however, it is possible that a recall or field action could be required that could cause the Company to incur material costs. Any future product recall, whether initiated by the Company, a supplier, or a contract manufacturer, may lead to negative publicity, harm the Company’s brand image, and negatively impact its business, prospects, financial condition, and operating results. Recalls arising from systems or components engineered or manufactured by any of these parties may also result in considerable expenses, potential litigation, and diversion of management attention and other resources, all of which could further affect the Company’s brand and overall performance. While the Company uses reasonable methods to estimate the cost of warranty, recall and product liabilities, and appropriately reflects those in its financial statements, there is a risk the actual costs could exceed estimates and result in damages that are not covered by insurance. Further, selling products with quality issues, the announcement of recalls and the filing of product liability claims (whether or not successful), may also adversely affect the reputation and brand strength of the Company with a resulting adverse impact on sales.
•The Company primarily sells its products at wholesale and must rely to a large extent on a network of independent dealers and distributors to manage the retail distribution of its products. The Company depends on the capability of its independent distributors and dealers to develop and implement effective retail sales plans to create demand among retail purchasers for the motorcycles and related products and services that the dealers purchase from the Company. If the Company’s distributors and dealers are not successful in these endeavors, or do not appropriately adapt to the evolving retail landscape and effectively implement successful retail strategies, then the Company may be unable to maintain or grow its revenues and meet its financial expectations. There is no assurance that the Company's dealers' or distributors' retail strategies will be successful. Additionally, distributors and dealers may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions, such as weakened retail sales and tightened credit. If distributors and dealers are unsuccessful or unprofitable, they may exit or be forced to exit their business or, in some cases, the Company may seek to terminate relationships with certain distributors and dealers, leading to a reduction in the number of distributors or dealers. The departure of dealers could also affect the LiveWire segment, since selling electric motorcycles directly to retail customers through the independent dealer network is a main sales channel. The Company could face lawsuits and additional adverse consequences related to the termination of its independent distributor and dealer relationships. Additionally, liquidating a former distributor’s or dealer’s inventory of new and used motorcycles can add downward pressure on new and used motorcycle prices which may cause adverse consequences for the remaining distributor and dealer network. Further, the unplanned loss of any of the Company’s independent distributors or dealers may lead to inadequate market coverage for retail sales of new motorcycles and for servicing previously sold motorcycles, create negative impressions of the Company with its retail customers and adversely impact the Company’s ability to collect wholesale receivables from that dealer. Finally, the Company is exposed to credit risk in the event of a dealer failure or inability to redistribute motorcycles that the Company has repossessed from a closing dealer or that a closing dealer has surrendered to the Company at invoice price through the Company’s subsidiary, HDFS.
•A significant cybersecurity incident or data privacy breach could disrupt the Company’s information technology environment and data security infrastructure, impacting its business operations, and may adversely affect the Company’s reputation, revenue and earnings. The Company utilizes information technology as a core component of its business operations. The security, availability, and integrity of its information technology environment and data security infrastructure are essential for the execution of specific business activities. Additionally, the Company relies on its ability to develop and continually update its information technology environment and related infrastructure in response to its changing business needs. The Company implements new and emerging technologies, such as artificial intelligence, and necessary upgrades to these technologies while supporting its older technologies. The implementation of the new technologies and upgrades to technologies may not perform as expected. Additionally, as technologies age, they may become obsolete, potentially leading to performance problems and raising cybersecurity risks. Third-party service providers and vendors not under the direct control of the Company may provide and/or manage some of these technologies. The Company and certain of its third-party service providers and vendors receive, digitally store and transmit personal and other information in connection with the Company’s human resources operations, financial services operations, e-commerce, the Harley Owners Group, dealer management, mobile applications and other aspects of its business. The Company’s information technology environment and data security infrastructure, and those of its third-party service providers and vendors, are susceptible to continually evolving cybersecurity risks. Unauthorized parties engage in a regular practice of attempting to gain access to these environments and infrastructure, including the information the Company and its third-party service providers and vendors maintain on them or use, through fraud or other means of deception. Hardware or software the Company develops or obtains from third-parties may contain defects in design or manufacture, vulnerabilities, or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems and networks are constantly evolving and may be difficult to anticipate or detect. Threat actors may also utilize new or emerging technologies such as artificial intelligence. The Company has implemented and regularly reviews and updates processes and procedures designed to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no assurance that they will be adequate to safeguard against all cybersecurity incidents or misuses of data. The Company and certain of the Company's third-party providers have experienced cybersecurity attacks, but to date they have not materially compromised the Company’s information technology environment or data security infrastructure or resulted in a material impact on the Company’s business or operations or intellectual property or the material release of confidential information about its employees, customers, dealers, suppliers or other third parties. Any future significant compromise or breach of the Company’s information technology environment or data security infrastructure, whether external or internal, or misuse of customer, employee, dealer, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, lawsuits with third-parties, fines and penalties, government enforcement actions, unauthorized release of confidential, proprietary or otherwise protected information, loss of intellectual property rights, such as trade secrets, corruption of data, negative impact on the value of investment in research, development and engineering, remediation costs and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous with new and evolving requirements, compliance could also result in the Company being required to incur additional costs.
•The Company utilizes a limited number of contract manufacturers to produce certain components and/or products, which may present significant risks due to the lack of direct control over their activities, including delivery schedules, quality assurance, production costs and manufacturing yields. Our contract manufacturers' inability to produce certain components and/or products that satisfy our requirements may have a material adverse effect on our business. In certain circumstances, the Company relies on contract manufacturers to provide manufacturing, procurement, logistics and distribution services for certain components and/or products. If the contract manufacturer becomes unwilling or unable to manufacture components and/or products at the required quantity, quality, cost or schedule, the Company may need to engage another contract manufacturer or build its own in-house manufacturing capabilities, which could cause the Company to incur significant cost and expense. Additionally, it may take time to transition to another contract manufacturer, and there is no assurance that another contract manufacturer would be able to meet the Company’s capacity, capability or quality requirements, or otherwise be an effective and acceptable manufacturing solution. Additionally, utilizing contract manufacturers subjects the Company to risks associated with the protection of our trademarks and other intellectual property. If our contract manufacturers fail to protect our trademarks, trade secrets and other intellectual property, either intentionally or unintentionally, including producing products that compete with ours, it may adversely affect our operations, financial condition and/or cash flows.
•The Company’s motorcycle operations are dependent upon unionized labor. A substantial portion of the hourly production employees working in the Company's motorcycle operations are represented by unions and covered by collective bargaining agreements. The Company is currently a party to four collective bargaining agreements with local affiliates of the International Association of Machinists and Aerospace Workers and the United Steelworkers of America. The current collective bargaining agreement with hourly employees in Pennsylvania will expire on October 15, 2027, and the agreements with employees in Wisconsin will expire on March 31, 2029. There is no certainty that the Company will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms that will allow the Company to be competitive. The Company's decisions regarding opening, closing, expanding, contracting or restructuring its facilities may involve changes to existing or new bargaining agreements. Further, the Company's strategic decisions regarding the use of its global manufacturing operations, including using contract manufacturing, may adversely impact the successful renewal of the existing agreements. Failure to renew the existing agreements when they expire or to amend agreements or establish new collective bargaining agreements when that is necessary on terms acceptable to the Company and the unions could result in the relocation of production, work stoppages or other labor disruptions, which may have a material adverse effect on the Company’s business and results of operations.
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
•The Company has substantial liabilities for employee pension and healthcare benefits. The Company’s cash funding requirements and its estimates of liabilities and expenses for pensions and healthcare benefits for both active and retired employees are based on several factors that are outside the Company’s control. These factors include funding requirements of the Pension Protection Act of 2006, the rate used to discount the future estimated liabilities, the rate of return on plan assets, current and projected healthcare costs, healthcare reform or legislation, retirement age and mortality. Changes in these factors can impact the income, expense, liabilities and cash requirements associated with these benefits, which could have a material adverse effect on future results of operations, liquidity or shareholders’ equity.
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
•The Company’s operations are dependent upon attracting and retaining skilled employees, including skilled labor, executive officers and other senior leaders. The Company’s future success depends on its continuing ability to: (i) identify, hire, develop, motivate, retain and promote skilled personnel for all areas of its organization, (ii) effectively execute reorganization actions within expected costs and realize the expected benefits of those actions, and (iii) attract qualified and experienced independent directors for its Board of Directors. The Company is highly dependent on its senior management, including its new Chief Executive Officer, Artie Starrs, other key personnel and its Board of Directors. A leadership transition can increase turnover risks, including among key personnel, and result in changes in the Company's business strategy, which may impact its business and financial performance. The loss of key personnel or independent directors could adversely affect the Company’s operations and profitability. Any perceived uncertainties regarding the Company's future direction and control, its ability to develop effective strategies and execute its business plans, or alterations to the composition of its Board of Directors or senior management team could create a perception of instability or a shift in business direction, affecting the Company's ability to attract or retain qualified personnel or independent directors. Further, the Company’s current and future total compensation arrangements, which include benefits and incentive awards, may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. In addition, the Company must cultivate and sustain a work environment where employees are engaged and energized in their jobs to maximize their performance, and the Company must effectively execute reorganization actions. In late 2025, after five years of its corporate employees primarily working remotely, the Company announced that Milwaukee-based corporate employees would return to on-site work at specified Company facilities, including the Company's historic Juneau Avenue campus in Milwaukee. This transition back into the office may impact the Company's culture and workplace which could lead to attrition and difficulty attracting qualified personnel. If the Company does not succeed in attracting new personnel, retaining existing personnel, implementing effective succession plans, executing reorganization actions and motivating and engaging personnel, including executive officers, the Company may be unable to develop and distribute products and services and effectively execute its plans and strategies.
•Artificial intelligence (AI) technology may adversely impact our business: (i) by potentially posing risks to Company confidential or proprietary information; (ii) by potentially giving rise to legal actions or reputational damage; (iii) if employees misuse AI; or (iv) if the Company fails to timely and appropriately adopt AI to remain competitive. The Company’s workforce may use AI technology, such as generative AI, which may result in the exposure of our confidential or proprietary information to unauthorized third-parties and the misuse of the Company’s intellectual property. Use of AI technology may also result in claims against the Company alleging violation of third-party intellectual property rights. Use of AI technology may also result in inaccurate results and biases that could cause mistakes in the Company's decision-making or other business activities, which may have an adverse impact on the Company's business and results of operations. Further, there is no assurance that the Company's training and enforcement of procedures governing the use of AI will be adequate to safeguard against the unauthorized use of AI technology. Additionally, if the Company does not adopt AI in a timely or effective manner, it could incur additional costs or face competitive disadvantages which may adversely affect the Company's business and results of operations.
Strategic Risks
•The Company recently appointed a new Chief Executive Officer and is developing a new strategic plan, which creates uncertainties that may have a material adverse effect on the Company's business and results of operations. Artie Starrs assumed the role of Chief Executive Officer on October 1, 2025. Soon after his appointment, he initiated a comprehensive evaluation of the Company's strategy and operations. The Company expects the strategic and operational evaluation activities to continue in the coming months to develop a new strategic plan for the Company. To the extent the Company is unable to successfully develop, implement, and execute its strategic plan, or if it experiences delays in the development, implementation or execution of the strategic plan, the Company’s business, financial condition and results of operation may be adversely affected. There is no assurance that the Company will be able to develop, implement, or execute business plans or strategies, or that they will ultimately be profitable or successful.
•International sales and operations, along with being an iconic American company, subject the Company to risks that may have a material adverse effect on its business. International operations and sales remain an important part of the Company’s business plans and strategies. Further, international operations and sales are subject to various risks, including political and economic instability, local labor market conditions, the imposition of new and existing foreign tariffs (including rebalancing tariffs in response to tariffs the U.S. imposes) and other trade barriers, the impact of foreign government laws and regulations, U.S. laws and regulations that apply to international operations, the effects of income and withholding taxes, governmental expropriation and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss of revenues and earnings. Additionally, the Company's global manufacturing presence may negatively affect U.S. consumer perspectives of its iconic American brand. This perception could also influence non-U.S. consumer preferences. As geopolitical tensions continue, nationalism may increase globally, causing consumers in the international market to refrain from purchasing the Company's products because the Company is an iconic American motorcycle manufacturer and/or U.S. consumers to refrain from purchasing the Company's products because of its global manufacturing locations, which could result in reduced demand for the Company's products and may have a material adverse effect on the

Company's business and results of operations. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on the Company’s net sales, financial condition, profitability and cash flows. International sales require modification of products to meet local requirements or preferences, which may impact the Company's ability to achieve international sales growth. Business practices that may be accepted in other countries can violate U.S. or other laws that apply to the Company. Violations of laws that apply to the Company's foreign operations, such as the U.S. Foreign Corrupt Practices Act and economic sanctions laws, could result in severe criminal or civil sanctions, could disrupt the Company's business and result in an adverse effect on the Company's reputation, business and results of operations.
•The Company’s success depends upon the continued strength of the Harley-Davidson brand. The Company believes that the Harley-Davidson brand has significantly contributed to the success of its business and that maintaining and enhancing the brand is critical to maintaining and expanding its customer base. Geopolitical tensions that give rise to anti-U.S. sentiments or campaigns may cause consumers in non-U.S. markets to cancel, reduce or defer purchases from U.S.-based companies. As an American icon, the Company may be subjected to some or all of these actions, which may have a negative impact on the Company's business and results of operations. Additionally, failure to protect the brand from infringers or to grow or maintain the value of the Harley-Davidson brand may have a material adverse effect on the Company’s business and results of operations. Further, third-parties with whom the Company has business relationships or that have, or are perceived to have, close ties to the brand, including its employees, dealers, brand ambassadors and influencer network, may fail to represent the brand in a manner consistent with the Company’s brand image or act in a manner that harms the Company’s reputation, which could cause immediate harm to the Company’s reputation and brand. The reputations of the Company’s employees, dealers, brand ambassadors and influencer network could negatively impact how consumers view the Company’s products or brand. The use of online media by the Company, its brand ambassadors, its influencer network, and its consumers has increased the risk that its brand and reputation could be negatively impacted. The speed and reach of information dissemination have drastically increased with the use of online media. The dissemination of information via online media has given users the ability to organize collective actions such as boycotts and other brand-damaging behaviors more effectively and could harm the Company’s brand or business, regardless of the information’s accuracy. The harm may be immediate, without affording the Company an opportunity for redress or correction, which may have an adverse effect on the Company’s business, financial condition and results of operations. In addition, an increase in the use of online media for product promotion and marketing may increase the burden on the Company to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. The Company's reputation may also be adversely affected by inappropriate use of its marks or name, including potential negative publicity, loss of confidence or other damage to the Company's image due to licensed use and/or unlicensed use. Additionally, third parties may challenge the Company's intellectual property or allege that the Company infringes or misappropriates intellectual property of the third parties. The Company may incur substantial costs to enforce or defend the Company's intellectual property or to defend the Company against allegations of infringement or misappropriation. If the outcome of any such enforcement or defense is unfavorable to the Company, its brand could be adversely affected.
•Activist shareholders or activist campaigns could cause the Company to incur substantial costs, hinder the development of the Company’s new strategic plan or have other adverse impacts on the Company. The Company may receive proposals from shareholders requesting certain corporate actions that may not align with the Company’s business strategies or the interests of the Company’s other shareholders. Additionally, the Company may be the target of activist campaigns aimed at pressuring the Company to take actions that do not align with the Company’s business strategies or the interests of the Company’s shareholders, which can be costly and time-consuming. These activities may disrupt the Company’s operations by diverting the Board's and management’s attention and resources, and may negatively impact the reputation of the Company, its operating results, or its ability to attract or retain investors, customers, and employees. For example, in April 2025, one of the Company’s largest shareholders at that time, H Partners, launched an activist campaign during the proxy season in which it expressed disagreement with certain actions by specific members of the Company's Board of Directors and senior management. Although the Company prevailed in the proxy contest, it required the Company to retain advisors, including legal, financial and public relations, at significant cost and required significant time and attention from the Board of Directors and management.
•The timing and amount of the Company's share repurchase strategy are subject to a number of uncertainties. The Company previously announced its plan to repurchase $1 billion of its common stock on a discretionary basis between the third quarter of 2024 and the end of 2026. The amount and timing of share repurchases are based on a variety of factors that could cause the Company to limit, suspend or delay future stock repurchases. Such factors include but are not limited to: (i) unfavorable market and economic conditions, (ii) the trading price of its common stock, (iii) the nature and magnitude of other investment opportunities available to the Company from time to time, (iv) legal constraints on trading at certain times; and (v) the availability of cash. Delaying, limiting or suspending the Company's stock repurchase program may negatively affect performance versus earnings per share targets, and ultimately its stock price.
•The LiveWire segment is an emerging entrant in the electric vehicle sector and may not be able to adequately control the costs of its operations, generate sufficient cash flows or obtain sufficient funding independent of the Company to sustain its operations, and there is no assurance that LiveWire will be able to successfully manage these risks. The Company maintains a controlling equity ownership of LiveWire as a separate business and significant ongoing commercial relationships with it. There are no assurances that LiveWire will be able to execute its business plans and strategies. The Company’s ability to realize the desired business benefits from LiveWire will be affected by, among other factors: (i) LiveWire's expectation of significant expenses and continuing losses for several years until the demand exists for its electric vehicles resulting in significant sales, which may occur later than expected or not at all; (ii) the ability of LiveWire to obtain sufficient funding from sources other than the Company to sustain its operations; (iii) the ability of LiveWire to achieve profitability, which is dependent on the successful development and commercial introduction and acceptance of its electric vehicles, and its services, which may not occur; (iv) the ability of LiveWire to adequately control the costs of its operations; (v) competition in the electric vehicle sector, including the products and services of LiveWire; (vi) LiveWire's dependency on its ability to develop, maintain and strengthen its brand, which may impact its ability to build a critical mass of customers; (vii) the ability of LiveWire to execute on its plans to develop, produce, market and sell its electric vehicles; (viii) the willingness and ability of LiveWire's retail partners, largely drawn from the Company’s traditional motorcycle dealer network, to be able to effectively establish and maintain relationships with retail customers for electric vehicles; and (ix) the ability of LiveWire to adapt its long-term strategy and product offerings to align with evolving customer preferences and broader electric vehicle trends, including the slower than anticipated adoption of electric vehicles given a lack of government incentives, less favorable regulatory environment and slower expansion of charging infrastructure. If LiveWire is unable to successfully manage these risks, it may adversely affect the business and results of the Company’s operations.
•The Company's insurance coverage strategy may not be adequate to protect it from all business risks. The Company may be subject, in the ordinary course of business, to losses resulting from product liability or other litigation, accidents, cybersecurity incidents, acts of God and other claims against it, for which the Company may have no insurance coverage or insufficient insurance coverage. Additionally, the Company may be subject to losses imputed onto the Company because of acts and inadequate insurance coverage and/or capitalization of suppliers and providers. The Company's policies may include significant deductibles or self-insured retentions, policy limitations and exclusions. Therefore, the Company cannot be certain that its insurance coverage will be sufficient to cover all future losses or claims against it. A loss that is uninsured or that exceeds policy limits may require the Company to pay substantial amounts, which may harm the Company’s financial condition and operating results.
•The Company may not realize the desired benefits from the strategic transaction between HDFS and its strategic partners, KKR and PIMCO. During 2025, HDFS (i) sold to KKR and PIMCO a collective 9.8% of its common equity interest, (ii) sold to KKR and PIMCO the majority of its existing gross consumer retail loan receivables, including those held in securitized trusts, and (iii) began to sell up to two-thirds of HDFS’s on-going retail loan originations. Harley-Davidson Credit Corp., a subsidiary of HDFS, also completed the sale of a portion of HDCC’s promissory notes and security agreements portfolio to KKR Morrow Trust and HDL Trust. These strategic transactions may involve significant challenges and risks, including: (i) limiting HDFS’s ability to enter into other strategic transactions, such as with another third-party investor; (ii) adding complexities to HDFS’s business operations; (iii) requiring significant attention from HDFS’s management; and (iv) increasing governmental or regulatory issues for HDFS and the Company. There is no assurance that the Company will realize the desired financial or other benefits from these strategic transactions, including those related to HDFS's capital structure.
Financial Risks
•The HDFS segment is exposed to credit risk on its retail and wholesale finance receivables. Credit risk is the risk of loss arising from a failure by a customer, including the Company's dealers, to meet the terms of any contract with HDFS. Wholesale and retail credit losses are influenced by general business and economic conditions, including inflation, unemployment rates, bankruptcy filings, recessionary conditions and other factors that negatively affect household incomes, as well as contract terms and customer credit profiles. These credit losses are also influenced by the markets for new and used motorcycles, and the Company and its dealers can and do take actions that impact those markets. For example, the introduction of new models by the Company that represent significant upgrades on previous models may result in increased supply or decreased demand in the market for used Harley-Davidson branded motorcycles, including those motorcycles that serve as collateral or security for credit that HDFS has extended. This in turn could adversely impact the prices at which repossessed motorcycles may be sold, which may lead to increased credit loss rates for HDFS. Further, even when HDFS does exercise its rights to seek repossession of collateral, there is no assurance that a motorcycle will be successfully repossessed, which also may lead to increased credit loss rates for HDFS. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company’s financial services credit losses and future earnings. HDFS's retail credit losses have changed, and the Company believes they will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS's efforts to adjust underwriting criteria based on market and economic conditions and actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses.
•The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. The Company sells its products globally and in most markets outside the U.S. those sales are made in the foreign country’s local currency. As a result, a weakening in those foreign currencies relative to the U.S. dollar can adversely affect the Company's revenue and margin, and cause volatility in its results of operations. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to risks associated with changes in prices of commodities. Earnings from the Company’s financial services business are affected by changes in interest rates. When benchmark interest rates are high when compared with the past periods of low benchmark interest rates, rates available to consumers for new vehicle financing are high as well, which makes the Company’s motorcycles relatively less affordable to customers and can steer customers to less expensive motorcycles that would be less profitable for the Company, adversely affecting the Company’s financial condition and operating results. Additionally, if consumer interest rates increase substantially or if financial service providers, including Harley-Davidson Financial Services, tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase the Company’s motorcycles. The effects of inflation on the discretionary income of consumers, together with elevated interest rates relative to recent years, have adversely influenced both our dealers and consumers. This has resulted in reduced demand for our products. A further substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on the Company’s business, prospects, financial condition and operating results. Although the Company uses derivative financial instruments to some extent to manage a portion of its exposure to foreign currency exchange rates, commodity prices and interest rate risks, the Company does not attempt to manage its entire expected exposure, and these derivative financial instruments generally do not extend beyond one year, except for the Company's cross-currency swaps related to foreign denominated debt, the duration of which corresponds with the duration of the hedged debt, and may expose the Company to credit risk in the event of counterparty default to the derivative financial instruments. There can be no assurance that in the future the Company will successfully manage these risks.
•The HDFS segment is dependent on accessing capital markets to fund operations at competitive interest rates, the Company’s access to capital and its cost of capital are highly dependent upon its credit ratings, and any negative credit rating actions may adversely affect its earnings and results of operations. Liquidity is essential to the Company’s financial services business. Disruptions in financial markets may cause lenders and institutional investors to reduce or cease to loan money to borrowers, including financial institutions. The Company’s HDFS segment may be negatively affected by difficulty in raising capital in the long-term and short-term capital markets. These negative consequences may in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital and reduced funds available through its HDFS segment to provide loans to dealers and their retail customers. Additionally, the ability of the Company and its HDFS segment to access unsecured capital markets is influenced by their short-term and long-term credit ratings. If the Company’s credit ratings are downgraded or its ratings outlook is negatively changed, then the Company’s cost of borrowing could increase, which may result in reduced earnings and reduced interest margins, and the Company’s access to capital may be disrupted or impaired.
Legal, Regulatory & Compliance Risks

•Geopolitical conflicts and tensions have impacted the global economy, leading to the implementation of tariffs and additional trade restrictions and may significantly impact the Company's operations and financial performance. In

January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on the U.S., either generally or with respect to certain products. In certain circumstances, the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. The U.S. continues to implement new, reinstated or adjusted tariffs, and the Company expects that it will continue with this practice. Foreign countries subject to these U.S. tariffs continue to implement new, reinstated or adjusted rebalancing tariffs, and the Company expects that foreign countries will continue with that practice. The U.S. and foreign countries may also amend, suspend or withdraw their respective tariffs at any time. New or increased tariffs are expected to negatively impact the Company’s ability to sell products domestically and internationally at or near current prices as tariffs impact the cost of raw materials, components and motorcycles.

For example, in 2018, the United States imposed tariffs on steel and aluminum imports from the European Union. In response, the EU enacted incremental rebalancing tariffs of 25% on selected goods imported into the EU, including non-electric motorcycles. Beginning in April 2021, these tariffs were applied to the Company’s motorcycles manufactured in the U.S. and Thailand, resulting in a total duty of 31% upon importation to the EU. The EU suspended the 25% rebalancing tariffs in October 2021 pending ongoing negotiations with the U.S., and this suspension was further extended for six months on August 5, 2025. The EU continues to evaluate the status of this suspension as trade discussions with the United States evolve. The Company is unable to predict the final outcome of these developments or their potential impact on rebalancing or future tariffs.
These tariffs have impacted the cost of motorcycles and could increase the cost of components and materials used to make the Company’s motorcycles and other products. Higher production costs could make the Company’s motorcycles and other products less affordable for consumers, both in the U.S. and in foreign countries, and negatively impact consumer demand. The Company may not be able to mitigate the effects of these tariffs which could negatively impact the Company’s operations and financial performance.
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
Electric Vehicles - The Company's LiveWire segment is subject to substantial regulation. Unfavorable changes to, or failure to comply with, current or future regulations could substantially harm the Company’s business and its operating results. Increased environmental, safety, emissions or other regulations may result in higher costs, cash expenditures and/or sales restrictions. Regulations related to the electric vehicle industry and alternative energy are currently evolving and the Company’s LiveWire segment faces risks associated with changes to these regulations, such as: (i) the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an electric vehicle; (ii) new state regulations of electric vehicles fees could discourage consumer demand for electric vehicles; (iii) the increase of subsidies for alternative fuels such as corn and ethanol could reduce the operating cost of vehicles that use such alternative fuels and gasoline, and thereby reduce the appeal of electric vehicles; (iv) revocation of or discontinuation of or lack of federal and/or state incentives or subsidies for the manufacture, sale or purchase of electric vehicles which could reduce the appeal of electric vehicles; (v) changes to the regulations governing the sourcing, assembly, transportation, and labeling of battery cells (such as the Batteries Regulation in the EU and related secondary legislation) could increase the cost of battery cells or make such commodities more difficult to obtain; (vi) changes in regulation, for example relating to the noise required to be emitted by electric vehicles, may impact the design or function of electric vehicles, and thereby lead to decreased consumer appeal; (vii) changes in regulations governing the range and miles per gallon of gasoline equivalent calculations could lower LiveWire’s electric vehicles’ ratings, making electric vehicles less appealing to consumers; and (viii) the amendment or rescission of the CAFE standards could reduce new business opportunities for the LiveWire business. To the extent compliance with new regulations is cost prohibitive, the Company’s business, prospects, financial condition and operating results could be materially and adversely affected.
Financial Services – The HDFS segment is governed by a wide range of U.S. federal and state and foreign laws that regulate financial and lending institutions, and financial services activities. In the U.S. for example, these laws include the federal Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the unfair, deceptive and abusive practices (UDAAP) provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act. HDFS operations originate the majority of its consumer loans through its subsidiary, Eaglemark Savings Bank, a Nevada state thrift chartered as an Industrial Loan Company. U.S. federal and state bodies may in the future impose additional laws, regulations and supervision over the financial services industry, and priorities of federal and state regulators can be subject to change.
Violations of, or non-compliance with, relevant laws and regulations may limit the ability of HDFS to collect all or part of the principal or interest on applicable loans, may entitle the borrower to rescind the loan or obtain a refund of amounts previously paid, could subject HDFS to payment of damages, civil fines, or criminal penalties and administrative sanctions and could limit the number of loans eligible for HDFS securitization programs or that may be available to sell to its strategic partners. Such regulatory requirements and associated supervision also could limit the discretion of HDFS in operating its business, such as through the suspension or revocation of any charter, license or registration at issue, as well as the imposition of administrative sanctions, including "cease and desist" orders. The Company cannot assure that the applicable laws or regulations will not be amended or construed in ways that are adverse to HDFS, that new laws and regulations will not be adopted in the future, or that laws and regulations will not attempt to limit the interest rates or convenience fees charged by HDFS, any of which may adversely affect the business of HDFS or its results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is a sweeping piece of legislation impacting financial services and the full effect continues to evolve as regulations that are intended to implement the Dodd-Frank Act are adopted, and the text of the Dodd-Frank Act is analyzed by stakeholders and the courts. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the Bureau). The Bureau has significant enforcement and rule-making authority in the area of consumer financial products and services. The direction that the Bureau will take, the regulations it will adopt, and its interpretation of existing laws and regulations are all elements that are not yet fully known and subject to change. Given the fact that a single director leads the Bureau, and the director is subject to at-will removal by the President, the strategic direction and priorities of the Bureau can be subject to volatile swings upon changes in presidential administrations. The Bureau and the Federal Trade Commission (“FTC”) regularly investigate the products, services and operations of those engaged in vehicle finance activities. As a result of such investigations, both the Bureau and the FTC have announced various enforcement actions against lenders and servicers in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to the Company or the products and services the Company offers, may require the Company to cease or alter certain business practices, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. Compliance may be costly and could affect operating results as the implementation of new forms, processes, procedures and controls and infrastructure may be required. Compliance may create operational constraints and place limits on pricing. Failure to comply, as well as changes to laws and regulations, or the imposition of additional laws and regulations, could affect HDFS's earnings, limit its access to capital, limit the number of loans eligible for HDFS securitization programs or sale to its strategic partners and have a material adverse effect on HDFS’ business and results of operations. The Bureau also has supervisory authority over certain non-bank larger participants in the vehicle financing market, which includes a non-bank subsidiary of HDFS, allowing the Bureau to conduct comprehensive and rigorous on-site examinations that could result in enforcement actions, fines, changes to processes and procedures, product-related changes or consumer refunds or other actions.
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
•The Company is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject the Company to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect the Company’s business, results of operations, financial condition and reputation. The Company is subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which it conducts or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 (the U.K. Bribery Act), and other anti-corruption laws and regulations. Due to Russia’s invasion of Ukraine, the U.S., in coordination with the United Kingdom and the European Union, among others, has implemented sanctions and export control measures targeting Russia, Belarus, and Russian-controlled regions of Ukraine (Crimea, the so-called Donetsk People's Republic, and Luhansk People's Republic). These measures include prohibitions on the export, re-export, or transfer of luxury goods, among other products, to Russia and Belarus, including motorcycles, motorcycle parts and accessories, and leather goods. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. The Company’s policies and procedures designed to ensure compliance with these regulations may not be sufficient and its directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which the Company may be held responsible.

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
•The Company’s operations may be affected by greenhouse gas emissions and climate change and related regulations. There are significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions. In addition, several U.S. states, including states where the Company has manufacturing facilities, have previously considered and may in the future implement greenhouse gas registration and reduction programs. Energy security and availability and its related costs affect all aspects of the Company’s manufacturing operations worldwide, including the Company’s supply chain and contract manufacturers. The Company’s manufacturing facilities use energy, including electricity and natural gas, and certain of the Company’s facilities emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity the Company purchases, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require the Company to purchase allowances to offset the Company’s own emissions or result in an overall increase in costs of raw materials, any one of which could increase the Company’s costs, reduce competitiveness in a global economy or otherwise negatively affect the Company’s business, operations or financial results. Many of the Company’s suppliers face similar circumstances. Physical risks to the Company’s business operations as identified by the Intergovernmental Panel on Climate Change and other expert bodies include scenarios such as sea level rise, extreme weather conditions and resource shortages. Extreme weather may disrupt the production and supply of component parts or other items, such as natural gas, a fuel necessary for the manufacture of motorcycles and their components. Supply disruptions would raise market rates and jeopardize the continuity of motorcycle production.
Further, in response to concerns about global climate changes and related changes in consumer preferences, the Company is likely to face greater regulatory pressure to develop products that generate less emissions and to generate less emissions in all phases of its operations. For example, both the United Kingdom (UK) and EU passed legislation in 2022, which each subsequently revised, to end new fossil fuel car sales by 100% by 2035 in the UK and by 90% by 2035 in the EU. While these laws target fossil fuel cars, the ongoing concerns about global climate and related changes in consumer preferences could lead to a similar ban on internal combustion engines for motorcycles, which would have a material adverse effect on the Company’s business and results of operations. Additionally, in the near term, the Company will not be primarily focused on electric vehicles but will be channeling its focus in this area through its majority investment in LiveWire Group, Inc. As a result, the separation of the LiveWire business may adversely affect the Company's efforts to develop electric vehicles outside of the LiveWire business, at least in the near term, and that could have longer-term negative impacts on the Company's ability to offer electric vehicles in response to pressure to develop products that generate less emissions.
General Risks
•Changes in general economic and business conditions, tightening of credit and retail markets, political events or other factors may adversely impact dealers’ retail sales. The motorcycle industry is impacted by general economic conditions over which motorcycle manufacturers have little control. These factors can weaken the retail environment and lead to weaker demand for discretionary purchases, such as the Company's motorcycles. Weakened economic conditions in certain business sectors and geographic areas can also: (i) result in reduced demand for the Company's products; (ii) negatively impact the business performance and operations of the Company's network of independent dealerships; and (iii) negatively impact the business performance and operations of the Company's suppliers, all of which may negatively impact the financial performance and operations of the Company. Tightening of credit can limit the availability of funds from financial institutions and other lenders and sources of capital which could adversely affect the ability of: (i) retail consumers to obtain loans for the purchase of motorcycles from lenders; and (ii) the Company's independent dealers and suppliers, and HDFS, to effectively operate their businesses. For example, recent macroeconomic conditions have impacted the Company's customers globally, with inflationary pressures creating affordability challenges and high interest rates contributing to delays in customers' decisions to upgrade to new models, which adversely impact dealers' retail sales and the Company's results of operations.
•Geopolitical conditions, including regional conflicts, terrorism, war, and international disputes could cause damage or disruption to commerce and the economy, and thus have a material adverse effect on the Company’s financial condition and operating results. The Company operates around the world in various geographic regions and is subject to global events that are beyond its control. The motorcycle industry can also be affected by regional conflicts and other factors over which motorcycle manufacturers have little control. For example, the ongoing conflict between Russia and Ukraine has led to an unprecedented expansion of sanctions programs imposed by the United States, European Union, United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and Luhansk People’s Republic.

Further, ongoing regional conflicts, including the military conflict between Israel and Hamas, a U.S. designated Foreign Terrorist Organization and the risk of increased tensions between, for example, China and Taiwan and the U.S. and the EU, could result in increased pressure on our supply chain, which could increase the cost of manufacturing. The Company has a number of suppliers in China, and a conflict between China and Taiwan may impact the Company's supply chain. The EU is the Company's second largest sales region, and escalated tensions between the U.S. and the EU could impact demand for the Company's motorcycles in that region. The length, impact and outcome of international conflicts are highly unpredictable, and such conflicts could lead to significant volatility in commodity prices and supply and prices of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, which could impact the Company's financial condition and operating results.
•The Company is and may in the future become subject to legal proceedings and commercial or contractual disputes. Potential future lawsuits or other claims, or future adverse developments associated with existing unresolved lawsuits and other claims, may harm the Company’s business, financial condition, reputation and brand. The defense of these lawsuits or other claims may result in the expenditure of significant financial resources and the diversion of management’s time and attention away from business operations. An increase in the number of nuclear jury verdicts and overall amounts of jury awards may also increase the costs of defense, insurance and award payments, and may also encourage plaintiffs to initiate more lawsuits and higher settlement demands regardless of the merits of their claims. The Company may be required to make payments in connection with the resolution of lawsuits or other claims by settlement or otherwise, and any such payment or associated costs may have a material adverse effect on the Company’s business and results of operations.
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
The Company's cybersecurity program also includes a cybersecurity training component. All employees are required to complete annual cybersecurity training focused on helping the workforce recognize cyber threats and scams, avoid falling victim to threats and scams, and report potential threats and scams. In addition, periodic cybersecurity awareness messages are posted on the Company portal. To reinforce these practices, the Company conducts routine phishing simulations across the organization to test employee awareness and provides targeted follow-up training, where needed.
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
Governance
The Audit and Finance Committee, consisting entirely of independent directors and on behalf of the Board of Directors, has oversight responsibility for enterprise risk and enterprise risk management systems for the Company, including cybersecurity risks. The Committee reports on its activities related to risk oversight to the full Board at least quarterly. The Audit and Finance Committee is actively involved in reviewing the Company’s information security and technology risks and opportunities, including cybersecurity, and discusses these topics on a regular basis. The Audit and Finance Committee also receives updates on a quarterly basis from senior management, including the Chief Information Security Officer (CISO) regarding cybersecurity matters. These updates include cybersecurity risks, mitigation and status of cybersecurity risks, cybersecurity incidents (if any), cybersecurity initiatives and cybersecurity industry news and trends. In the event of a potentially material cybersecurity event, the Chairman of the Board and the Chair of the Audit and Finance Committee will be notified and briefed. If appropriate, the Audit and Finance Committee and/or full Board of Directors would be notified and briefed, which may include holding a meeting or meetings to discuss and be briefed on the event.
The Company’s cybersecurity program is led by the CISO who is responsible for assessing and managing the Company’s data privacy function and information security and technology risks, including cybersecurity. In October 2025, the person serving as CISO left the Company. The Chief Digital and Operations Officer assumed the responsibilities of Acting CISO from October until his departure from the Company on December 31, 2025. The Company’s IT Security Manager is serving as acting CISO, executing all the responsibilities of the CISO, while the Company conducts a search to fill the position. The Company's IT Security Manager has over 20 years of experience in Information Technology, including 13 years focused on cybersecurity and regulatory compliance, with leadership roles spanning Enterprise Security Architecture, Security Operations and Incident Response, Cybersecurity Engineering, and Application Security. This background includes developing and executing security strategies, managing incident prevention and response, and leading operational risk programs. The CISO reports to our Chief Legal, Compliance and Corporate Affairs Officer, who has been providing legal support to the Company's Corporate Information Security Office for over 9 years.
At the management level, the Company has established a Cyber Incident Review Committee consisting of senior executives including the Chief Legal, Compliance and Corporate Affairs Officer, Chief Financial Officer, Chief Accounting Officer, Chief Communications Officer, Chief Marketing and Technology Officer, Director of Internal Audit and Deputy General Counsel, that meets regularly with the CISO to ensure identified issues are addressed expeditiously and reported to the appropriate regulatory agencies as required. In addition, the CISO escalates issues determined to be significant to the Chief Legal Officer in accordance with the Company's incident response processes.

Item 2. Properties
A summary of the principal operating properties of the Company as of December 31, 2025 is as follows:

Type of Facility	Location	Status
HDMC:
Corporate office	Milwaukee, WI	Owned
Product development center	Wauwatosa, WI	Owned
Manufacturing - Motorcycle powertrain production	Menomonee Falls, WI	Owned
Manufacturing - Motorcycle components parts production and painting	Tomahawk, WI	Owned
Manufacturing - Motorcycle parts fabrication, painting and assembly	York, PA	Owned
Manufacturing - Motorcycle production for selected markets and models	Rayong, Thailand	Owned
Manufacturing - Motorcycle assembly for Brazilian market	Manaus, Brazil	Leased

HDFS:
Corporate and retail operations office	Reno, NV	Leased
Wholesale and retail operations office	Plano, TX	Leased

LiveWire:
Corporate office and product development center	Milwaukee, WI	Owned
LiveWire Labs - Customer experience center	Malibu, CA	Leased
LiveWire Labs - Retail operations	Carson, CA	Leased
STACYC - Corporate office and research and development activities	Fort Worth, TX	Leased
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Harley-Davidson, Inc. common stock is traded on the New York Stock Exchange under the trading symbol HOG. As of January 30, 2026, there were 58,612 shareholders of record of Harley-Davidson, Inc. common stock.
On November 5, 2025, the Company entered into an accelerated share repurchase agreement (ASR) with Goldman Sachs & Co. LLC (Goldman) to repurchase an aggregate of $200 million of the Company’s shares of common stock. Under the ASR, the Company paid $200 million to Goldman and received an initial delivery of 6,291,781 shares of the Company's common stock on November 6, 2025, representing 80% of the payment amount divided by the Company's closing share price on November 5, 2025.
On February 13, 2026, Goldman settled the ASR by delivering 3,147,971 shares of the Company's common stock, resulting in a total delivery of 9,439,752 shares under the $200 million ASR, with the initial delivery treated as shares repurchased in 2025 and the remaining shares treated as shares repurchased in 2026. The total number of shares purchased by the Company pursuant to the ASR was based on the volume-weighted average price of the Company's common stock, less a discount, during the repurchase period. The amount delivered on February 13, 2026 represents the difference between the initially delivered shares and the total number of shares purchased.
The Company’s share repurchases, which consisted of discretionary share repurchases, including 6,291,781 shares repurchased pursuant to the ASR in 2025, and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were as follows during the quarter ended December 31, 2025:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	2,244	$27	2,244	29,686,492
November 1 to November 30	6,291,781	$25	6,291,781	23,394,711
December 1 to December 31	11	$22	11	23,394,711
	6,294,036	$25	6,294,036
In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of December 31, 2025, 23.4 million shares remained under the authorizations. The Company repurchased 6.3 million shares on a discretionary basis during the quarter ended December 31, 2025, all of which were purchased pursuant to the ASR.
Under the share repurchase authorization, the Company’s common stock may be purchased through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, block trades, accelerated share repurchases or privately negotiated transactions. The repurchase authority has no expiration date but may be suspended, modified or discontinued at any time.
The Company's capital allocation priorities are to (i) fund strategic initiatives, including any associated capital expenditures, (ii) pay dividends and (iii) exercise discretionary share repurchases. These priorities are designed to support the investment required to enhance the long-term value of the Company and to return any excess cash to shareholders.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan (Incentive Plan) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the fourth quarter of 2025, the Company acquired 2,255 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters within Part III of this Annual Report contains certain information relating to the Company’s equity compensation plans.
The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year common stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (S&P) MidCap 400 Index as the broad-based index and the S&P MidCap 400 Consumer Discretionary Index as its peer index. The graph assumes a beginning investment of $100 on December 31, 2020 and that all dividends are reinvested.

	2020	2021	2022	2023	2024	2025
Harley-Davidson, Inc.	$100	$104	$117	$105	$88	$62
S&P MidCap 400 Index	$100	$125	$108	$126	$144	$154
S&P MidCap 400 Consumer Discretionary Index	$100	$128	$101	$125	$137	$129

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
(1) Note Regarding Forward-Looking Statements

The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” "projects," “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "seeks," "sees," "should," "feels," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including in Item 1A. Risk Factors and under the Cautionary Statements section in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the Overview and Guidance sections in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are only made as of February 10, 2026 and the remaining forward-looking statements in this report are only made as of the date of the filing of this report (February 26, 2026), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
During 2025, a challenging economic environment, including high-interest rates and depressed consumer sentiment resulting from economic uncertainty, continued to adversely impact consumer demand for premium discretionary products, including the Company's motorcycles. Net income attributable to Harley-Davidson, Inc. for 2025 was $338.7 million, or $2.78 per diluted share, down from $455.4 million, or $3.44 per diluted share, in 2024. Consolidated operating income in 2025 decreased $30.0 million compared to 2024 primarily due to unfavorable operating results in the HDMC segment. This was partially offset by higher operating income in the HDFS segment driven by a transaction the Company entered into with two counterparties, related to HDFS, during the second half of 2025 (HDFS Transaction) and lower operating losses in the LiveWire segment.
HDMC segment operating loss was $28.7 million in 2025 compared to operating income of $277.8 million in 2024. The reduction in operating results was due primarily to lower motorcycle shipments, which fell in response to a decline in worldwide retail motorcycle sales. Operating income was also unfavorably impacted by unfavorable manufacturing leverage related to higher fixed costs per unit on lower production and shipment volumes as well as the impact from new or increased tariffs implemented in 2025, partially offset by favorable changes in pricing, shipment mix, foreign currency rates and raw material costs.
LiveWire segment operating loss was $75.0 million in 2025 compared to an operating loss of $109.6 million in 2024. The decrease in operating loss was due primarily to lower operating expenses, largely as a result of cost reduction initiatives.
HDFS segment operating income was $490.4 million in 2025 compared to operating income of $248.4 million in 2024. The increase in operating income was due primarily to a release of the allowance for credit losses on receivables sold as part of the HDFS Transaction and higher other income, partially offset by lower interest income, higher interest expense, including debt extinguishment costs, and higher operating expenses.
Retail sales of Harley-Davidson motorcycles declined during 2025 as they continued to be negatively impacted by a challenging macroeconomic environment. Worldwide dealer retail unit sales of new Harley-Davidson motorcycles decreased 12.4% in 2025 compared to 2024. During 2025, retail sales decreased 12.9% and 11.5% in U.S. and international markets, respectively, compared to 2024. Refer to the Harley-Davidson Retail Sales section for further discussion of retail sales results.
Key Factors Impacting the Company
U.S. and Foreign Tariffs – During 2025, the U.S. implemented new or increased tariffs on goods from various foreign countries, either generally or with respect to certain products. In certain circumstances, the U.S. and certain foreign countries continued to discuss trade policy which could impact the on-going cost of tariffs for the Company. During 2025, the total cost of new or increased tariffs implemented in 2025 that the Company incurred was approximately $67 million(a).
Certain tariffs have been challenged in U.S. courts, including tariffs levied under the International Emergency Economic Powers Act of 1977 which the Supreme Court ruled were unconstitutional on February 20, 2026, which could impact the continued application of the new or increased tariffs. Depending on the outcome of court challenges and any related actions by the administration or Congress, trade negotiations and other factors, the U.S. and foreign countries may sustain, amend, suspend or withdraw existing tariffs or implement new tariffs. If existing tariffs are sustained or new tariffs are implemented, it will likely increase the Company’s cost of raw materials, components, finished motorcycles, parts and accessories and apparel and affect its ability to sell products domestically and internationally at or near current prices. The Company's U.S.-centric manufacturing footprint and sourcing limit its exposure to tariffs; however, based on the portions of the Company's business that are exposed directly or indirectly to tariffs and the magnitude of potential incremental tariffs, the impact to the Company could be material. The impacts of new or increased tariffs to the Company for the full year 2025 and the Company's expectations for 2026(1) as of February 8, 2026 are as follows (dollars in millions):

	Tariff	2025 Impact(a)	2026 Estimate(a)
China	20%	$6	$10 - $15
Mexico	25%	1	—
Canada	35%	8	—
EU	15%	2	$0 - $5
India	18%	2	$5 - $10
Thailand	19%	6	$20 - $25
Rest of world	10% - 50%	11	$25 - $30
Steel and aluminum	50%	31	$15 - $20
Total		$67	$75 - $105
(a) Includes the cost of new or increased import and export tariffs implemented in 2025 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases. Excludes the benefit of any past or future mitigation actions, changes in demand and operational costs primarily to accelerate shipments ahead of actual or expected new or increased tariffs.

The Company plans to continue its efforts to mitigate the impact of tariffs, including engaging with governments to advocate for consideration of motorcycles in trade negotiations; pursuing recovery of tariffs, where appropriate; moving inventory into markets ahead of tariff effective dates; evaluating sourcing options and pricing for its products; and prudently managing cost.
In its efforts to pursue recovery of tariffs, the Company has been successful in its appeal of certain tariffs. In April 2021, the Company received notification from the Economic Ministry of Belgium that, following a request from the EU, the Company would be subject to revocation of the Binding Origin Information (BOI) decisions that allowed it to supply its EU markets with certain motorcycles produced at its Thailand manufacturing facility at tariff rates of 6%. As a result of the revocation, all non-electric motorcycles that Harley-Davidson imported into the EU, regardless of origin, were subject to a total tariff rate of 31% from April 19, 2021 through the end of 2021. On October 30, 2021, the U.S. and EU announced an agreement related to the Section 232 tariffs on steel and aluminum that were implemented in 2018 by the U.S. and the subsequent rebalancing tariff measures taken by the EU. This agreement suspended the additional tariffs initially imposed by the EU on the Company's motorcycles, reducing the total EU tariff rate on the Company’s motorcycles from 31% to 6%, effective January 1, 2022. The lower 6% tariff rate applied to all motorcycles imported by the Company into the EU, regardless of origin.
The Company pursued appeals of the revocation of the BOI decisions and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021). The Company received a favorable judgment on the appeal of the denial of its application for temporary extended reliance, which resulted in the Company receiving a €35 million refund on February 23, 2026 (or $42 million remeasured to U.S. dollars on February 23, 2026). This did not impact the Company's financial statements for the year ended December 31, 2025; it will impact the results for the first quarter of 2026.

Interest Rates - Despite an interest rate decline in the latter part of 2024 and another in the third quarter of 2025, interest rates remained heightened in 2025. The declines in the latter part of 2024 and third quarter of 2025 follow a significant increase during 2022 and 2023 as central banks attempted to reduce inflation. The current higher interest rate environment has adversely impacted HDFS' interest income margin due to a higher cost of funds that is only partially offset by increased interest rates on financing products sold by HDFS. Additionally, higher interest rates have adversely impacted consumer discretionary purchases, like purchases of the Company's motorcycles, as higher borrowing costs have made these purchases less affordable or impacted the consumer's ability to obtain financing.
HDFS Transaction - In the second half of 2025, the Company entered into the HDFS Transaction with two counterparties relating to HDFS. The key aspects of the transaction include:
•Sale of Existing Retail Finance Receivables: During the second half of 2025, HDFS agreed to sell the majority of its existing retail finance receivables, including its securitization beneficial interests. As a result, the Company had the following impacts:
▪Sale of Securitization Beneficial Interests: HDFS completed the sale of 95% of its residual interests in retail finance receivables that were previously transferred to certain special purpose entities (SPEs) through on-balance sheet asset-backed securitization transactions, resulting in a gain of $27.9 million and the deconsolidation of $1.9 billion of net finance receivables and $1.7 billion of related debt, among other assets and liabilities.
▪Sale of Retail Finance Receivables: HDFS sold $4.1 billion of retail finance receivables originated prior to the HDFS transaction, resulting in the release of the related allowance for credit losses and contributing to a $191.4 million benefit in the provision for credit losses in 2025.
•Sale of On-Going Retail Loan Originations: HDFS agreed to sell up to two-thirds of new retail loan originations to the counterparties over a 5-year period (Forward Flow Agreement) and began selling a portion of new retail loan originations to the counterparties during the fourth quarter of 2025. HDFS earns loan servicing fees over the period it services loans purchased by the counterparties at a rate of 1% per annum for prime loans and 2.5% per annum for subprime loans.
•Equity Investments in HDFS: Each of the counterparties paid $23.3 million cash to acquire 4.9% of HDFS based on a multiple of approximately 1.75x HDFS's post-transaction equity carrying value for a total of 9.8% of HDFS. As a result, the counterparties began participating in HDFS equity, including its earnings, representing a non-controlling interest in the Company's ownership of HDFS, in the fourth quarter. Seven years after closing the transaction or in the event of a change of control of Harley-Davidson, Inc. or HDFS, each counterparty will have the right to exchange(1) their HDFS ownership interest for Harley-Davidson common stock. Three years after closing the transaction, the Company has the right to repurchase the counterparties' ownership interest in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' HDFS ownership in an individual year.
Using proceeds from the HDFS Transaction, HDFS executed a tender offer for its $700.0 million 6.50% medium-term notes due 2028 and $500.0 million 5.95% medium-term notes due 2029, resulting in $437.1 million and $355.1 million of notes being redeemed, respectively. HDFS subsequently executed a make-whole redemption, resulting in the remaining $262.9 million of medium-term notes due 2028 being redeemed. The Company recognized a loss on debt extinguishment of $67.6 million, which included unamortized discounts and fees, related to the medium-term note transactions and an additional $5.0 million related to other debt settlement transactions during 2025. The $72.6 million of loss from debt extinguishment is included within Financial services interest expense on the Consolidated statements of operations. The tender offer and subsequent make-whole redemption on the medium-term notes contributed to the $3.6 billion decrease in HDFS debt and deposits during 2025, largely driven by lower funding needs and using proceeds from the HDFS Transaction.
Proceeds from the HDFS Transaction were also used to pay down the Company's $450 million term loan and enter into a $200 million accelerated share repurchase (ASR) program, which contributed 6.3 million shares to the Company's 2025 discretionary share repurchases, with the remainder available for settlement of the HDFS medium-term notes due in 2026 and expected to be used for general corporate purposes(1).
HDFS now carries a lower retail finance receivables balance as compared to 2024 due to the sale of a significant portion of its retail loan portfolio in the fourth quarter of 2025 and the sale of a portion of its new originations within the quarter. As a result, the Company expects HDFS’s operating income will be reduced as it earns less interest income on HDFS’s lower retail finance receivable balance, partially offset by new retail loan servicing fees for servicing loans that have been sold and from expected ongoing sales of loans under the Forward Flow Agreement(1).

New Products and Annual Launch Timing - The Company has announced plans to introduce a new small displacement motorcycle, which the Company believes will be profitable, and an iconic classic cruiser starting in 2026. In addition, the Company began to shift the timing of its annual new model year launch from January to the preceding fall for certain models in 2025 and expects to continue expanding to additional models in future years to create additional retail selling opportunities later in each calendar year. Finally, the Company announced LiveWire's plans to launch production versions of two concept mini-motorcycles, which represents a strategic shift in LiveWire's product portfolio to align with evolving customer preferences and growing global demand for lightweight, urban-friendly mobility solutions.
New Chief Executive Officer and New Strategic Plan - Effective October 1, 2025, the Company hired a new Chief Executive Officer (CEO). Soon after the new CEO's appointment, the Company initiated a comprehensive evaluation of its strategy and operations. The Company expects the strategic and operational evaluation activities to continue in the coming months, which the Company expects will result in the announcement of a new strategic plan in the second quarter of 2026.
Guidance(1)
On February 10, 2026, the Company announced the following expectations for 2026, which exclude potential impacts that could result from the adoption of the new strategic plan the Company expects to announce in the second quarter of 2026:
The Company expects 2026 wholesale shipments and worldwide dealer retail sales of Harley-Davidson motorcycles of 130,000 to 135,000 units as the Company believes global dealer retail inventory levels support the alignment of expected wholesale shipments with expected worldwide dealer retail sales of Harley-Davidson motorcycles. The Company expects shipments to be lower in the first and third quarters of 2026 as compared to the same quarters in 2025, and it expects shipments to be higher in the second and fourth quarters of 2026 as compared to the same quarters in 2025.
The Company expects a reduced level of production in light of the current retail environment. The reduced level of production is expected to negatively impact HDMC operating margins due to unfavorable manufacturing leverage as fixed costs are allocated over fewer units produced resulting in a higher unit cost. As a result of unfavorable manufacturing leverage and the expected additional cost of new or increased tariffs for a full year, the Company expects 2026 HDMC operating results in the range of $40 million operating loss to $10 million operating income.
The Company expects LiveWire operating loss of $70 million to $80 million in 2026.
The Company expects HDFS operating income of $45 million to $60 million in 2026, which compares to $490.4 million and $248.4 million in 2025 and 2024, respectively. The expected reduction in 2026 is related to the HDFS Transaction, which benefited 2025 HDFS operating income and reduced HDFS's retail finance receivables balance and, as a result, is expected to reduce interest income on a lower retail finance receivables balance. The Company expects HDFS to continue to increase its retail finance receivable base over the coming years as it continues to originate retail finance receivables held for investment. The anticipated increase in the retail finance receivable base will contribute to higher levels of HDFS operating income which the Company expects will reach approximately three times 2026 expected HDFS operating income in or around 2029.
In 2022, the Company set a cost productivity target to eliminate $400 million of incremental cost incurred since 2020 by 2025. The Company's efforts are focused on production efficiency, logistics network optimization and supplier cost optimization. This target originally included a positive impact from manufacturing leverage of approximately $50 million to $70 million based on an anticipated reduction in the fixed cost per motorcycle associated with increasing production volumes. Given the decrease in production volumes in 2023 and 2024, the Company adjusted the target in 2024 by removing the impact of manufacturing leverage and increasing productivity objectives in other areas to maintain the original target. In 2025, the Company extended its target to be more than $400 million by the end of 2026. Excluding the impact of manufacturing leverage, the Company achieved approximately $24 million, $123 million, $110 million, and $103 million of cost productivity savings in 2022, 2023, 2024, and 2025, respectively, resulting in total productivity savings of $360 million since the beginning of 2022. The Company is committed to on-going efforts to increase productivity and is reevaluating its productivity targets in connection with the development of a new strategic plan it expects to share in the second quarter of 2026.
The Company is conducting a review of its cost base, including operating expenses, in light of the current retail and wholesale environment. The Company expects its review will identify opportunities for the Company to reduce its cost base that, when the Company acts on them, the Company expects will result in at least $150 million of total annual savings at its HDMC and HDFS segments compared to its current cost base. The Company expects to identify and act on the opportunities so that it will realize these cost savings beginning in 2027. The Company expects these savings to be incremental to the previously announced productivity savings the Company expects to achieve by the end of 2026, which the Company expects will continue into 2027.

The Company expects capital investments in 2026 of between $175 and $200 million.
The Company previously announced a plan to repurchase approximately $1 billion of shares on a discretionary basis in aggregate from the third quarter of 2024 through the end of 2026. The Company purchased $250 million shares on a discretionary basis during the third and fourth quarters of 2024 and $347 million shares on a discretionary basis in 2025, including $160 million of shares settled in 2025 pursuant to the $200 million ASR program. The Company remains committed to returning excess capital to shareholders in a disciplined and sustainable manner; however, the Company is pausing near-term discretionary share repurchases, with the exception of shares due to the Company under its ASR program at December 31, 2025 which were delivered on February 13, 2026, until it develops its new strategic plan that it expects to announce in the second quarter of 2026.

Results of Operations 2025 Compared to 2024
Consolidated Results

(in thousands, except earnings per share)	2025	2024	Increase (Decrease)
Operating income - HDMC	$(28,731)	$277,844	$(306,575)
Operating loss - LiveWire	(75,016)	(109,639)	34,623
Operating income - HDFS	490,382	248,422	241,960
Operating income	386,635	416,627	(29,992)
Other income, net	61,270	72,295	(11,025)
Investment income	44,270	58,964	(14,694)
Interest expense	33,444	30,748	2,696
Income before income taxes	458,731	517,138	(58,407)
Income tax provision	129,577	71,963	57,614
Net income	329,154	445,175	(116,021)
Less: Loss attributable to noncontrolling interests	9,584	10,182	(598)
Net income attributable to Harley-Davidson, Inc.	$338,738	$455,357	$(116,619)
Diluted earnings per share	$2.78	$3.44	$(0.66)
The Company reported operating income of $386.6 million in 2025 compared to $416.6 million in 2024 due to lower operating results at the HDMC segment, partially offset by higher operating income at the HDFS segment and a lower operating loss at the LiveWire segment. The HDMC segment reported operating loss of $28.7 million compared to operating income of $277.8 million in 2024. Operating loss from the LiveWire segment decreased $34.6 million compared to 2024. Operating income from the HDFS segment increased $242.0 million compared to 2024. Refer to the HDMC segment, LiveWire segment and HDFS segment discussions for a more detailed analysis of the factors affecting operating results.
Other income, net was lower in 2025 compared to 2024 as the prior year was favorably impacted by income related to a decrease in the fair value of LiveWire's warrant liabilities which did not recur in 2025. Investment income decreased in 2025 as compared to 2024 driven by lower income from cash equivalents.
The Company's effective income tax rate for 2025 was a 28.2% expense compared to a 13.9% expense for 2024. The Company's 2025 effective tax rate was unfavorably impacted by valuation allowances recorded during 2025, which reduced deferred tax assets. This compares to the Company's 2024 effective tax rate which was favorably impacted by the mix of earnings from certain non-US jurisdictions that have a lower statutory tax rate or have beneficial tax holidays. Refer to Note 3 of the Notes to Consolidated financial statements for further discussion regarding the Company’s effective tax rate.
Diluted earnings per share was $2.78 in 2025 compared to $3.44 in 2024 with the decrease due to lower net income partially offset by the benefit of lower weighted average shares outstanding as compared to 2024. Diluted weighted average shares outstanding decreased from 132.3 million in 2024 to 121.3 million in 2025 primarily due to repurchases of common stock.

Harley-Davidson Motorcycle Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	2025	2024	Increase (Decrease)	% Change
United States	82,698	94,930	(12,232)	(12.9)%
Canada	6,434	7,093	(659)	(9.3)
North America	89,132	102,023	(12,891)	(12.6)
Europe/Middle East/Africa (EMEA)	21,454	24,082	(2,628)	(10.9)
Asia Pacific	18,975	22,213	(3,238)	(14.6)
Latin America	2,974	2,911	63	2.2
	132,535	151,229	(18,694)	(12.4)%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles decreased 12.4% during 2025 compared to 2024 driven primarily by declines in North America, Europe and Asia Pacific.
The decline in North American retail sales was driven by lower retail sales in the United States, which continued to be negatively impacted by a challenging macroeconomic environment, including high interest rates and depressed consumer sentiment, adversely impacting consumer discretionary spending. In addition, the decline in retail sales was due in part to a positive impact in the prior year associated with the launch of the Company's redesigned 2024 new model year Touring motorcycles, which is the Company's highest volume motorcycle family. This was partially offset by a smaller decline in the Company's Cruiser models, which the Company refreshed in 2025. Retail sales in Asia Pacific and Europe were soft also primarily due to challenging macroeconomic conditions.
Worldwide retail inventory of new motorcycles was approximately 40,000 units at the end of 2025, which was down approximately 17% from the end of 2024 primarily due to more significant reductions of models other than Grand America Touring models, as dealers reduced inventory levels in the current retail environment which resulted in lower HDMC shipments in 2025 compared to 2024.
Motorcycle Registration Data - 601+cc(a)(d)
The Company's Harley-Davidson motorcycle U.S. market share of new 601+cc motorcycle registrations for 2025 was 34.5%, down 2.8 percentage points compared to 2024 (Source: Motorcycle Industry Council). The Company's Harley-Davidson motorcycle European market share of new 601+cc motorcycle registrations for 2025 was 3.4%, down 1.6 percentage points compared to 2024 (Source: Management Services Helwig Schmitt GmbH). Refer to Item 1. Business for additional market share information.
Industry registration data for new motorcycles was as follows:

	2025	2024	Increase	% Change
United States(b)	237,683	253,156	(15,473)	(6.1)%
Europe(c)	431,390	516,260	(84,870)	(16.4)%
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

(d)New motorcycle registrations for the industry and Harley-Davidson are provided by or derived from third-party sources. New motorcycle registrations include consumer registrations (retail registrations) and to a lesser extent manufacturer, distributor and dealer registrations (non-retail registrations), for example, to register demonstration fleets. In the later part of 2024, manufacturers (including the Company), distributors and dealers registered some motorcycles in Europe through non-retail registrations to qualify the motorcycles under the new Euro 5+ emissions standard to allow for subsequent retail sale after December 31, 2024. This included approximately 3,700 non-retail registrations of new Harley-Davidson motorcycles in 2024, which in turn adversely impacted the number of new Harley-Davidson motorcycle registrations during 2025. While the Company believes industry registrations for Europe in 2024 were impacted in a similar manner, it does not have access to competitor information necessary to confirm this.
HDMC Segment
Motorcycle Unit Shipments
Wholesale motorcycle unit shipments were as follows:

	2025		2024		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
Motorcycle Units:
United States	77,982	62.6%	94,075	63.2%	(16,093)	(17.1)%
International	46,495	37.4%	54,787	36.8%	(8,292)	(15.1)
	124,477	100.0%	148,862	100.0%	(24,385)	(16.4)%
Motorcycle Units:
Grand American Touring(a)	69,252	55.6%	85,757	57.6%	(16,505)	(19.2)%
Cruiser	41,172	33.1%	46,235	31.1%	(5,063)	(11.0)
Sport and Lightweight	9,638	7.8%	12,335	8.3%	(2,697)	(21.9)
Adventure Touring	4,415	3.5%	4,535	3.0%	(120)	(2.6)
	124,477	100.0%	148,862	100.0%	(24,385)	(16.4)%
(a)Includes Trike
HDMC shipped 124,477 motorcycles worldwide during 2025, which was 16.4% lower than during 2024. Shipments to dealers in 2025 were lower than 2024 based on a planned decrease in motorcycle shipments and softer than expected retail demand as dealers adjusted inventory levels for the current retail environment. The Company shipped a greater proportion of its refreshed Cruiser models and a lower proportion of Grand American Touring models as the prior year included the launch of the Company's newly redesigned Touring motorcycles.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (in thousands):

	2025	2024	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,657,675	$3,137,331	$(479,656)	(15.3)%
Parts and accessories	614,072	651,964	(37,892)	(5.8)
Apparel	215,783	237,270	(21,487)	(9.1)
Licensing	21,672	22,748	(1,076)	(4.7)
Other	69,106	72,593	(3,487)	(4.8)
	3,578,308	4,121,906	(543,598)	(13.2)
Cost of goods sold	2,711,716	2,967,068	(255,352)	(8.6)
Gross profit	866,592	1,154,838	(288,246)	(25.0)
Operating expenses	895,323	876,994	18,329	2.1%
Operating income	$(28,731)	$277,844	$(306,575)	(110.3)%
Operating margin	(0.8)%	6.7%	(7.5)	pts.

The estimated impacts of the significant factors affecting the changes in revenue, cost of goods sold and gross profit from 2024 to 2025 were as follows (in millions):

	Revenue	Cost of Goods Sold	Gross Profit
2024	$4,121.9	$2,967.1	$1,154.8
Volume	(603.1)	(413.9)	(189.2)
Price	3.6	—	3.6
Foreign currency exchange rates and hedging	14.2	(7.1)	21.3
Shipment mix	41.7	18.1	23.6
Raw material prices	—	(1.9)	1.9
Manufacturing and other costs	—	149.4	(149.4)
	(543.6)	(255.4)	(288.2)
2025	$3,578.3	$2,711.7	$866.6
The following factors affected the changes in net revenue, cost of goods sold and gross profit from 2024 to 2025:
•The decrease in volume was primarily due to lower wholesale motorcycle shipments.
•Revenue was positively impacted by favorable pricing on new model year motorcycles as well as parts and accessories and apparel, partially offset by increased motorcycle incentives that were selectively introduced in 2025 to assist dealers in reducing dealer inventory levels in 2025 and into 2026 with a focus on reducing Grand American Touring dealer inventory.
•Revenue and gross profit were positively impacted by stronger foreign currency exchange rates relative to the U.S. dollar as well as favorable net foreign currency impacts associated with balance sheet remeasurements recorded in cost of goods sold.
•Changes in the shipment mix of motorcycles had a favorable impact on gross profit primarily driven by beneficial mix within families toward new limited edition models and models with upgrades and new features, partially offset by unfavorable impacts from shipping a lower proportion of Grand American Touring models.
•Raw material costs, excluding the impact of tariffs, were lower than in the prior year.
•Manufacturing and other costs were negatively impacted by unfavorable manufacturing leverage related to higher fixed costs per unit resulting from lower production and shipment volumes as well as higher tariff and logistics costs. These negative impacts were partially offset by supply-chain productivity gains.
Operating expenses were higher in 2025 compared to 2024 primarily due to increased marketing costs as the Company supported its dealers' marketing efforts during the riding season as well as costs related to the Company's proxy contest in connection with the 2025 annual meeting of shareholders, partially offset by lower people costs, including the cost of compensation and benefits, as well as lower product liability and warranty costs on lower volume.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	2025	2024	(Decrease) Increase	% Change
Revenue	25,671	26,358	(687)	(2.6)
Cost of goods sold	30,105	38,872	(8,767)	(22.6)
Gross profit	(4,434)	(12,514)	8,080	(64.6)
Selling, administrative and engineering expense	70,582	97,125	(26,543)	(27.3)
Operating loss	$(75,016)	$(109,639)	$34,623	(31.6)%

LiveWire motorcycle unit shipments	653	612	41	6.7%
During 2025, revenue decreased by $0.7 million, or 2.6%, compared to 2024. The decrease was primarily due to the impact of promotional incentives, partially offset by higher electric motorcycle and electric balance bike volume. Cost of sales decreased by $8.8 million, or 22.6%, during 2025 compared to 2024 primarily due to lower downward inventory valuation adjustments on lower inventory purchases.
During 2025, selling, administrative and engineering expense decreased $26.5 million, or 27.3%, compared to 2024 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	2025	2024	(Decrease) Increase	% Change
HDFS revenue:
Interest income	$668,490	$890,836	$(222,346)	(25.0)%
Other income	200,706	147,702	53,004	35.9
	869,196	1,038,538	(169,342)	(16.3)
HDFS expenses:
Interest expense	388,636	371,766	16,870	4.5
Provision for credit losses	(191,392)	247,225	(438,617)	(177.4)
Operating expenses	181,570	171,125	10,445	6.1
	378,814	790,116	(411,302)	(52.1)
Operating income	$490,382	$248,422	$241,960	97.4%
Interest income was lower in 2025 compared to 2024, primarily due to lower average outstanding retail finance receivables at a higher average yield and lower average outstanding wholesale receivables at a lower average yield. Other income increased largely due to a gain on sale of residual interests in securitizations, servicing income earned as a result of the HDFS Transaction, and higher net premiums earned by Eaglemark Insurance Company Ltd. (EICL), the Company's insurance captive that reinsures several Harley-Davidson-branded voluntary protection products provided by unaffiliated third parties. Interest expense increased primarily due to $72.6 million in debt extinguishment costs, partially offset by a decrease in interest expense on outstanding debt. The debt extinguishment costs and declines in outstanding retail finance receivables and debt were primarily a result of the HDFS Transaction.
The provision for credit losses decreased $438.6 million compared to 2024 primarily due to a release of the allowance for credit losses associated with loans sold in conjunction with the HDFS Transaction combined with favorable actual credit losses and reserve impacts due to the smaller retail portfolio. The allowance for credit losses considers current economic conditions and the Company's outlook on future conditions. At the end of 2025, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment and muted consumer confidence. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
On a managed basis, which considers all loans serviced by the Company, annual retail credit losses on the Company's retail motorcycle loans were 3.37% during 2025 compared to 3.31% in 2024. The 30-day managed basis delinquency rate for retail motorcycle loans increased to 5.77% at December 31, 2025 from 5.34% at December 31, 2024. The unfavorable managed basis retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and the related customer and industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on retail customers. Additionally, while recovery values at auction have stabilized, values continue to run below historical levels.
Wholesale credit losses were $4.8 million higher than in 2024 driven by the charge-off of finance receivables at several troubled dealers.
Operating expenses increased $10.4 million in 2025 primarily due to an increase in insurance claim costs incurred by EICL as well as HDFS employee costs.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	2025	2024
Balance, beginning of period	$401,183	$381,966
Provision for credit losses	(191,392)	247,225
Charge-offs, net of recoveries	(132,009)	(228,008)
Sale of Residual Interests in Securitizations	(75,547)	—
Balance, end of period	$2,235	$401,183

At December 31, 2025, the allowance for credit losses on retail finance receivables was $(22.3) million compared to $378.4 million at December 31, 2024. The allowance for credit losses on the retail motorcycle loan portfolio was in an asset position at December 31, 2025 as estimated recoveries from retail finance receivables previously charged-off exceeded the allowance for credit losses on loans held for investment. The allowance for credit losses on wholesale finance receivables was $24.6 million at December 31, 2025 and $22.8 million at December 31, 2024.
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
Worldwide retail inventory of new motorcycles was approximately 48,000 units at the end of 2024, which was down approximately 5% from the end of 2023.
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

(d)New motorcycle registrations for the industry and Harley-Davidson are provided by or derived from third-party sources. New motorcycle registrations include consumer registrations (retail registrations) and to a lesser extent manufacturer, distributor and dealer registrations (non-retail registrations), for example, to register demonstration fleets. In the later part of 2024, manufacturers (including the Company), distributors and dealers registered some motorcycles in Europe through non-retail registrations to qualify the motorcycles under the new Euro 5+ emissions standard to allow for subsequent retail sale after December 31, 2024. As a result, Harley-Davidson new motorcycle registrations for Europe in 2024 included a higher proportion of non-retail registrations in 2024 compared to 2023. While the Company believes industry registrations for Europe in 2024 were impacted in a similar manner, it does not have access to competitor information necessary to confirm this.
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
Segment Results
Condensed statements of operations for the HDMC segment were as follows (in thousands):

	2024	2023	Increase (Decrease)	% Change
Revenue:
Motorcycles	$3,137,331	$3,798,977	$(661,646)	(17.4)%
Parts and accessories	651,964	$698,095	(46,131)	(6.6)
Apparel	237,270	$244,333	(7,063)	(2.9)
Licensing	22,748	$28,599	(5,851)	(20.5)
Other	72,593	$74,590	(1,997)	(2.7)
	4,121,906	$4,844,594	(722,688)	(14.9)
Cost of goods sold	2,967,068	$3,278,052	(310,984)	(9.5)
Gross profit	1,154,838	$1,566,542	(411,704)	(26.3)
Operating expenses	876,994	$905,391	(28,397)	(3.1)%
Operating income	$277,844	$661,151	$(383,307)	(58.0)%
Operating margin	6.7%	13.6%	(6.9)	pts.

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
The provision for credit losses increased $20.1 million compared to 2023 due to higher actual retail and wholesale credit losses partially offset by a favorable change in the allowance for credit losses. The favorable change in the allowance for credit losses was largely due to a decrease in retail receivables, partially offset by a larger increase in the wholesale reserve on increased portfolio risk, as compared to 2023. The allowance for credit losses considered current economic conditions and the Company's outlook on future conditions. At the end of 2024, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment and muted consumer confidence. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
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
Allowance for Credit Losses on Retail Finance Receivables – The allowance for credit losses on retail finance receivables represents the Company’s estimate of lifetime losses, net of recoveries, for its retail finance receivables.
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
Product Recalls – The estimated costs associated with voluntary recalls are recorded when the liability is both probable and estimable. The accrued cost of a recall is based on an estimate of the cost to repair each affected motorcycle and the number of motorcycles expected to be repaired based on historical data concerning the percentage of affected customers that take advantage of recall offers. As actual experience becomes available, it is used to update the accruals.
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

The Company determines its discount rate assumptions by referencing high-quality long-term bond rates that are matched to the duration of its benefit obligations. Based on this analysis, the Company decreased the weighted-average discount rate for pension and SERPA obligations from 5.65% as of December 31, 2024 to 5.55% as of December 31, 2025. The Company decreased the weighted-average discount rate for postretirement healthcare obligations from 5.63% as of December 31, 2024 to 5.39% as of December 31, 2025. The Company determines its healthcare trend assumption for the postretirement healthcare obligation by considering factors such as estimated healthcare inflation, the utilization of healthcare benefits and changes in the health of plan participants. Based on the Company’s assessment of this data as of December 31, 2025, the Company set its healthcare cost trend rate for the upcoming year at 6.27% as of December 31, 2025. The Company expects the healthcare cost trend rate to reach its ultimate rate of 5.00% by 2033.(1) These assumption changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods.
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

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate	Impact of a 1% decrease in the expected return on assets
2025 Net periodic benefit cost (income):
Pension and SERPA	$(44,511)	$9,451	n/a	$20,508
Postretirement healthcare	$(10,539)	$380	$779	$2,441
2025 Benefit obligations:
Pension and SERPA	$1,493,776	$161,287	n/a	n/a
Postretirement healthcare	$172,254	$13,469	$4,881	n/a

The impact of a 1% decrease in the discount rate on net periodic benefit income includes an unfavorable impact on the amortization of unrecognized net actuarial losses, an unfavorable impact on service cost and a favorable impact on interest cost. The amounts based on current assumptions above exclude the impact of settlements and curtailments. This information should not be viewed as predictive of future amounts. The calculations of pension, SERPA and postretirement healthcare obligations and costs are based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Note 14 of the Notes to Consolidated financial statements.
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
The Company is subject to income taxes in the U.S. and foreign jurisdictions. These tax laws and regulations are complex and significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities.
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
The Company expects to fund its on-going operations (excluding the origination of finance receivables) and its capital allocation priorities, including capital expenditures and the return of excess capital to shareholders, primarily with cash flows from operating activities and cash and cash equivalents on hand, including cash generated in 2025 from the HDFS Transaction as described in Key Factors.(1) The Company expects to fund the origination of finance receivables primarily with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations, brokered certificates of deposit and cash and cash equivalents on hand. In addition, the Company expects to fund a portion of its finance receivables through the sale under the Forward Flow Agreement of up to two-thirds of the retail finance receivables that HDFS originates shortly after they are originated. (1)
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at December 31, 2025 were as follows (in thousands):

Cash and cash equivalents(a)	$3,091,744

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)(c)	290,551
Borrowings against committed facility	—
Net asset-backed U.S. commercial paper conduit committed facility availability	290,551

Asset-backed Canadian commercial paper conduit facility(b)(d)	3,451
Borrowings against committed facility	—
Net asset-backed Canadian commercial paper conduit facility	3,451

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(497,776)
Net credit facility availability	922,224
$4,307,970
(a)Includes $82.8 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(c)Total committed borrowing capacity of the U.S. commercial paper conduit facility was $1.50 billion at December 31, 2025. Availability was limited based on the amount of U.S. retail finance receivables available to be used as collateral.
(d)Total committed borrowing capacity of the Canadian Conduit facility was C$165.0 million ($120.4 million) at December 31, 2025. Availability was limited based on the amount of Canadian retail finance receivables available to be used as collateral.

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company’s ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term credit ratings as of December 31, 2025 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A3	BBB-	CreditWatch Negative
Fitch	F2	BBB+	Stable
The Company recognizes that it must continue to monitor and adjust its business to changes in the lending environment. The Company expects that the Forward Flow Agreement associated with the HDFS Transaction as described in Key Factors will reduce its funding risk in the near-term.(1) The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding.(1) HDFS segment results could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise, funding in the short-term, medium-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through HDFS to provide loans to dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital. As a result of the HDFS Transaction, however, the Company believes those risks are reduced in the near term.
Cash Flow Activity
The Company's cash flow activities for the years ended December 31, were as follows (in thousands):

	2025	2024
Net cash provided by operating activities	$568,922	$1,063,833
Net cash provided (used) by investing activities	3,778,775	(383,330)
Net cash used by financing activities	(3,010,300)	(572,315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,493	(16,145)
Net increase in cash, cash equivalents and restricted cash	$1,350,890	$92,043
Operating Activities
The decrease in operating cash flow in 2025 compared to 2024 was primarily due to lower motorcycle shipment volumes and unfavorable manufacturing and tariff costs compared to 2024. Additionally, operating cash flow decreased due to originations of retail finance receivables classified as held for sale under the Forward Flow Agreement. Cash flows from the origination and collection of retail finance receivables the Company intends to sell at origination are classified within cash flow from operating activities. There were no originations of retail finance receivables held for sale in 2024. Cash flow provided by operating activities was also impacted by positive working capital impacts primarily related to an increase in accounts payable, partially offset by a smaller decrease in inventory in 2025 compared to 2024.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at December 31, 2025 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements. The Company's income taxes include a liability for unrecognized tax benefits and related accrued interest and penalties as discussed further in Note 3 of the Notes to Consolidated financial statements. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of wholesale finance receivables and retail finance receivables held for sale with the issuance of debt and the sale of retail finance receivables to its counterparties under the Forward Flow Agreement.(1)
Investing Activities

The Company’s most significant ongoing investing activities consist of capital expenditures and the originations and collections of retail finance receivables held for investment. In 2025, the Company also had $3.7 billion of net proceeds from the sale of retail finance receivables initially held for investment, $125.4 million of net proceeds from the sale of securitization beneficial interests, and $23.7 million of collections from its retained securitization beneficial interests related to the HDFS Transaction with no comparable proceeds or collections in 2024. Capital expenditures were $153.7 million and $196.6 million during 2025 and 2024, respectively.
Net cash inflows related to the origination and collection of finance receivables held for investment in 2025, which consisted primarily of retail finance receivables held for investment, were $295.6 million higher than in 2024 primarily due to lower origination of finance receivables held for investment, partially offset by lower collections of finance receivables held for investment, during 2025. The reduction in originations of finance receivables held for investment was partially due to a portion of retail finance receivable originations being classified as operating cash flows starting in the third quarter of 2025 as they were held for sale under the Forward Flow Agreement, partially offset by lower collection of retail finance receivables that were classified as held for sale at origination. The Company funded its finance receivables held for investment net lending activity through the issuance of debt as discussed in the Financing Activities section.
Financing Activities
The Company’s ongoing financing activities consist primarily of dividend payments, share repurchases, deposits and debt activities.
The Company paid dividends of $0.72 per share totaling $86.4 million during 2025 and $0.69 per share totaling $91.2 million during 2024.
Cash outflows for shares repurchased on a discretionary basis, including shares repurchased pursuant to the ASR, were $347.5 million in 2025 and $450.0 million in 2024. Shares repurchased on a discretionary basis in 2025 do not include $40.0 million of financing cash outflows related to cash that was paid under the ASR agreement that the Company expects will result in discretionary shares delivered to the Company in the first half of 2026 as discussed further in Note 4 of the Notes to Consolidated financial statements.(1) Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares were $5.8 million or 0.2 million shares and $9.8 million or 0.3 million shares during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there were 23.4 million shares remaining under board-approved share repurchase authorizations.
During 2025, the Company had $46.6 million of financing cash inflows related to capital contributions from the counterparties in the HDFS Transaction as each of the counterparties paid cash to acquire 4.9% of HDFS as discussed in Key Factors. There was no corresponding activity in 2024.

Financing cash flows related to debt and brokered certificates of deposit activities resulted in net cash outflows of $2.6 billion and $21.3 million in 2025 and 2024, respectively. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following as of December 31 (in thousands):

	2025	2024
Outstanding debt:
Unsecured commercial paper	$497,776	$640,204
Asset-backed Canadian commercial paper conduit facility	—	77,381
Asset-backed U.S. commercial paper conduit facility	—	431,846
Asset-backed securitization debt, net	—	1,950,138
Medium-term notes, net	2,171,963	3,114,013
Senior notes, net	297,278	746,800
	$2,967,017	$6,960,382

Deposits, net	$536,644	$550,586
Refer to Note 10 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 5 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $536.6 million and $550.6 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2025 and 2024, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of December 31, 2025 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash and cash equivalents on hand.
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at December 31, 2025 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$821,814(a)	6.36%	April 2023	April 2026
$500,000	3.05%	February 2022	February 2027
$144,903	5.95%	June 2024	June 2029
$716,152(b)	5.61%	March 2025	March 2030
(a) €700.0 million par value remeasured to U.S. dollar at December 31, 2025
(b) €610.0 million par value remeasured to U.S. dollar at December 31, 2025
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $10.9 million and $13.1 million at December 31, 2025 and 2024, respectively.
Unsecured Note Redemptions —During November 2025, the Company executed a tender offer for its $700.0 million 6.50% medium-term notes due 2028 and $500.0 million 5.95% medium-term notes due 2029, resulting in $437.1 million and $355.1 million of notes being redeemed, respectively. During December 2025, the Company executed a make-whole redemption resulting in the remaining $262.9 million of medium-term notes due 2028 being redeemed. The Company recognized a loss on debt extinguishment of $67.6 million, which included unamortized discounts and fees, within Financial services interest expense on the Consolidated statements of operations in connection with these actions.
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
On July 1, 2025, the Company entered into a term loan facility that permitted the Company to draw up to $450.0 million on or prior to July 31, 2025. On July 24, 2025, the Company drew $450.0 million under the facility which carried an interest rate of term Secured Overnight Financing Rate (SOFR) plus a margin based on the Company's credit rating. The Company used the proceeds to pay down the principal and interest of the $450.0 million 3.50% senior notes that matured in July 2025. In November 2025, the Company used proceeds from the HDFS Transaction to pay down the principal and interest of the term loan facility in full. The facility included operating and financial covenants that are substantially the same as those described below and applicable under the Global Credit Facilities at the current credit rating levels for the Company's short-term and long-term debt.
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

The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of December 31, 2025, the Canadian Conduit had an expiration date of June 30, 2026.
There were no finance receivable transfers under the Canadian Conduit Facility during the year ended December 31, 2025. Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows in 2024 (in millions):

	2024
	Transfers	Proceeds
First quarter	$34.9	$28.6
Second quarter	20.6	16.9
Third quarter	17.9	14.7
Fourth quarter	—	—
	$73.4	$60.2

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In October 2025, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. Availability under the U.S. Conduit Facility is based on, among other things, the amount and credit performance of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. In addition to extending the term of the U.S.

Conduit Facility, the October 2025 amendment updated the fee structure and finance receivable take-out provisions to better align with ongoing HDFS funding needs, including consideration of the Forward Flow Agreement that formed part of the HDFS Transaction.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2025, the U.S. Conduit Facility has an expiration date of October 30, 2026.
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows (in millions):

	2025		2024
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$179.5	$155.0	$334.8	$306.0
Second quarter	—	—	—	—
Third quarter	—	—	—	—
Fourth quarter	—	—	137.5	103.8
	$179.5	$155.0	$472.3	$409.8
On-Balance Sheet Asset-Backed Securitization VIEs – For all of its on-balance sheet asset-backed securitization transactions, the Company transfers U.S. retail motorcycle finance receivables to separate VIEs, which in turn issue secured notes with various maturities and interest rates to investors. All of the notes held by the VIEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the asset-backed securitization transactions are not available to pay other obligations or claims of the Company's creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the VIEs are used only to support the asset-backed securitizations.
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. During the third quarter of 2025, in conjunction with the HDFS Transaction, HDFS determined that it was no longer the primary beneficiary of most of its asset-backed securitization VIEs and also met the criteria for those asset-backed VIEs to be accounted for as a sale. Accordingly, those VIEs were deconsolidated and accounted for as sales during the third quarter of 2025. After deconsolidating certain VIEs in conjunction with the HDFS Transaction, the Company had one on-balance sheet asset-backed securitization remaining that was repaid in full during 2025. Refer to Note 11 of the Notes to Consolidated financial statements for further discussion.
Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2025			2024
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$—	$—	$—
Second quarter	584.4	500.0	497.8	607.8	550.0	547.6
Third quarter	—	—	—	663.1	600.0	597.6
Fourth quarter	—	—	—	—	—	—
	$584.4	$500.0	$497.8	$1,270.9	$1,150.0	$1,145.2
Off-Balance Sheet Asset-Backed Financing - During the third quarter of 2025, HDFS sold 95% of its residual interest in retail finance receivables that were transferred to certain SPEs through on-balance sheet asset-backed securitization transactions to two counterparties as part of the HDFS Transaction. As a result, HDFS determined that it was no longer the primary beneficiary of the associated VIEs. Accordingly, the VIEs were deconsolidated during the third quarter of 2025. HDFS confirmed that the transfers of loans that occurred at the inception of each VIE met the criteria for an accounting sale under ASC 860. For more information refer to Note 11 of the Notes to Consolidated financial statements.
Intercompany Agreements – Harley Davidson, Inc. has a support agreement with Harley-Davidson Financial Services Inc. whereby, if required, Harley-Davidson, Inc. agrees to provide Harley-Davidson Financial Services Inc. with financial support to maintain Harley-Davidson Financial Services lnc.'s fixed-charge coverage at 1.25 and minimum net worth of $40.0 million. Support may be provided at Harley-Davidson, lnc.'s option as capital contributions or loans. No amount has ever been provided to Harley-Davidson Financial Services Inc. under the support agreement.
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (Convertible Term Loan) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire was able to obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The Convertible Term Loan had a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. The Convertible Term Loan contained a provision that provided for Harley-Davidson, Inc. to convert amounts outstanding to equity at the maturity date if, on the maturity date, Harley-Davidson, Inc. determined, acting reasonably and in good faith, that LiveWire Group, Inc. did not have the financial wherewithal to repay all amounts outstanding. LiveWire Group, Inc. did not draw any amounts under the Convertible Term Loan.
On November 9, 2025, Harley-Davidson, Inc. entered into an Amended and Restated Delayed Draw Term Loan Agreement (Term Loan) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc., which amended the Convertible Term Loan. The Term Loan provided LiveWire Group, Inc. with access of up to $75.0 million to be drawn between November 17, 2025 and December 15, 2025. The maturity date of the amount outstanding under the Term Loan, including interest, is December 15, 2027. The Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net proceeds (defined as gross proceeds less offering costs) from the At-The-Market program managed by LiveWire Group Inc., which is a program designed to raise capital from external investors in LiveWire Group Inc. The At-The-Market proceeds mandatory prepayment would apply to any funds raised from the funding of the Term Loan through the maturity date. No other scheduled principal payments are required to be made on the Term Loan and the remaining principal balance must be paid in full on the maturity date. The amount outstanding under the Term Loan bears interest at a floating rate per annum, as calculated as of the date of funding of the Term Loan and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. Interest is compounded on a semi-annual basis on May 31 and November 30 and is required to be paid in full on the maturity date. The Term Loan includes negative covenants restricting the ability of LiveWire Group, Inc. to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. All of the obligations under the Term Loan are secured by a security interest in substantially all of the assets of LiveWire Group, Inc.
On December 15, 2025, LiveWire Group, Inc. borrowed $75.0 million under the Term Loan, which remained outstanding as of December 31, 2025.
The Company believes headwinds facing the broader powersports and discretionary leisure industries are even more complicated in the electric vehicle (EV) segment of the market. The Company believes indicators point to a much later EV adoption than the Company originally anticipated given a lack of government incentives and a notably less favorable regulatory environment, combined with a slower expansion of charging infrastructure. LiveWire will continue seeking external capital under its At-The-Market program and review its product portfolio, including its planned introduction of smaller mini-motorcycles that are oriented toward urban use. In addition, LiveWire plans to continue to drive additional significant cost savings to reduce operating losses with the intention of establishing a sustainable business model with the existing funds available. The Company does not plan to make additional investments in LiveWire beyond the amount outstanding under the Term Loan described above.
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
At December 31, 2025 and 2024, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then-existing covenants.
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
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company's ability to: (a) develop and begin to implement a new strategic plan that will ultimately be successful; (b) manage supply chain and logistics issues, including without limitation quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Ukraine, or natural disasters and longer shipping times and increased logistics costs; (c) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company’s ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or rebalancing or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; (d) accurately analyze, predict and react to changing market conditions, interest rates, and geopolitical environments, and successfully adjust to shifting global consumer needs and interests; (e) accurately predict the margins of its segments in light of, among other things, tariffs, rebalancing trade measures, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (f) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of activist collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (g) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Ukraine; (h) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (i) successfully carry out its global manufacturing and assembly operations; (j) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns; (k) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (l) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (m) prevent, detect and remediate any issues with its motorcycles or any issues associated with the design, manufacturing or assembly processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (n) successfully manage and reduce costs throughout the business; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its dealers and distribution methods, including the Company's dealer footprint, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) realize the desired business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; (iii) the ability of LiveWire to obtain sufficient funding from sources other than the Company to sustain its operations; and (iv) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s most recent Annual Report on Form 10-K; (q) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (r) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name; (s) successfully maintain or achieve a manner in which to sell motorcycles in Europe, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (t) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (u) retain and attract talented employees and leadership and qualified and experienced independent directors for its Board of Directors, eliminate personnel duplication, inefficiencies and complexity throughout the organization, successfully complete transitions of executives, and effectively manage the return to on-site work of Milwaukee-based corporate employees at specified Company facilities; (v) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (w) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS's loan portfolio; (x) prevent ransomware attacks or cybersecurity incidents and data privacy breaches and respond to related evolving regulatory requirements; (y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (aa) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (bb) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (cc) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts and manage exposure in commercial or contractual disputes; (dd) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ee) realize the desired business benefits from KKR's and PIMCO's investments in HDFS; (ff) manage risks related to functions the Company outsources and the use of artificial intelligence by the Company and its vendors and suppliers; (gg) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (hh) optimize capital allocation in light of the Company's capital allocation priorities; (ii) manage the Company's share repurchase strategy; and (jj) manage issues related to climate change and related regulations.
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

HDFS's retail credit losses will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS’s efforts to adjust underwriting criteria based on market and economic conditions, and actions that the Company has taken and could take that impact motorcycle values, may impact HDFS's retail credit losses.
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
HDMC Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. At December 31, 2025 and 2024, the notional U.S. dollar value of outstanding foreign currency contracts was $448.3 million and $455.3 million, respectively. The Company estimates that a uniform 10% weakening in the value of the U.S. dollar relative to the currencies underlying these contracts would result in a decrease in the fair value of the contracts of approximately $45.2 millon and $43.6 million as of December 31, 2025 and 2024, respectively.
The Company purchases commodities for use in the production of motorcycles. As a result, HDMC segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. At December 31, 2025, the notional value of these instruments was $4.5 million and the fair value was a net liability of $0.2 million. As of December 31, 2024, the notional value of these instruments was $4.2 million and the fair value was a net liability of $0.1 million. The potential decrease in fair value of these contracts from a 10% adverse change in the underlying commodity prices would not be significant.
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
HDFS Segment
The Company has interest rate-sensitive financial instruments including finance receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company periodically utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its floating-rate asset-backed securitization transactions. HDFS had an interest rate cap with a notional value of $273.0 million outstanding at December 31, 2024 that expired during year ended December 31, 2025. As a result, no interest rate caps were outstanding at December 31, 2025. At December 31, 2024, HDFS estimated that a 10% decrease in interest rates would not result in a material change to the fair value of the interest rate cap agreements.
The Company also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates that it does not hedge. The Company estimates that a one-percentage point increase in the interest rate on commercial paper and debt issued through the commercial paper conduit facilities as of December 31, 2025 would increase Financial services interest expense by approximately $5.0 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, the Company may take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis does not account for these impacts.
The Company has foreign currency-denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At December 31, 2025, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign denominated debt. The Company had cross-currency swaps outstanding with a notional value of $1.42 billion at December 31, 2025 and cross-currency swaps outstanding with a notional value of $759.8 million at December 31, 2024. The Company estimates that a 10% adverse change in the underlying foreign currency exchange rate and interest rate would result in a $157.3 million and $73.7 million decrease in the fair value of the swap agreements as of December 31, 2025 and 2024, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Harley-Davidson, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Harley-Davidson, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harley-Davidson, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Harley-Davidson, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harley-Davidson, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Transfer of Financial Assets – Refer to Note 6 to the consolidated financial statements
Description of the Matter
The Company entered into a retail finance receivables sales agreement (the “Sales Agreement”) to sell a significant portion of its retail finance receivables portfolio and to sell the majority of its residual interests in certain of the securitization trusts that are collateralized by the Company’s retail finance receivables. Upon entry into the Sales Agreement, the Company sold $4.2 billion of retail finance receivables and sold 95% of its residual interests in each securitization trust (collectively, the “financial assets”). The Company accounted for the Sales Agreement transaction as a sale of financial assets, with the associated finance receivables and securitization interests derecognized from the Company’s Balance Sheet.
We identified the accounting for the Sales Agreement transactions as a critical audit matter because of the complexity in determining whether the finance receivables and residual securitization interests have been isolated from the Company and whether the Company has transferred control of the assets such that the transfers should be accounted for as sales of financial assets.

How We Addressed the Matter in Our Audit
We tested the design and operating effectiveness of management's controls over the transfer of the financial assets for the Sales Agreement transactions, including management’s controls over the evaluation of the terms of the Sales Agreement documents and other accompanying agreements.

We evaluated the Company’s determination of the sales of the financial assets by evaluating, among other factors, if the transferred financial assets have been isolated from the Company and the Company has transferred control of the financial assets. Specifically, our procedures included, among others, obtaining and evaluating opinions from outside legal counsel and evaluating whether the financial assets have been appropriately isolated from the Company, and obtaining the executed Sales Agreement and evaluating whether the Company assigned its rights, titles, interests, claims, and demands to the third-party assignees, and whether the Company retained any rights with respect to the payments assigned to the third-party assignees.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1982.
Chicago, Illinois
February 26, 2026

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2025, 2024 and 2023
(In thousands, except per share amounts)

	2025	2024	2023
Revenue:
Motorcycles and related products	$3,603,979	$4,148,264	$4,882,892
Financial services	869,196	1,038,538	953,586
	4,473,175	5,186,802	5,836,478
Costs and expenses:
Motorcycles and related products cost of goods sold	2,741,821	3,005,940	3,322,306
Financial services interest expense	388,636	371,766	332,380
Financial services provision for credit losses	(191,392)	247,225	227,158
Selling, administrative and engineering expense	1,147,475	1,145,244	1,175,550
	4,086,540	4,770,175	5,057,394
Operating income	386,635	416,627	779,084
Other income, net	61,270	72,295	71,808
Investment income	44,270	58,964	46,771
Interest expense	33,444	30,748	30,787
Income before income taxes	458,731	517,138	866,876
Income tax provision	129,577	71,963	171,830
Net income	329,154	445,175	695,046
Less: Loss attributable to noncontrolling interests	9,584	10,182	11,540
Net income attributable to Harley-Davidson, Inc.	$338,738	$455,357	$706,586
Earnings per share:
Basic	$2.82	$3.46	$4.96
Diluted	$2.78	$3.44	$4.87
Cash dividends per share	$0.72	$0.69	$0.66
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Net income	$329,154	$445,175	$695,046
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	65,108	(22,363)	11,532
Derivative financial instruments	(22,959)	14,143	3,839
Unrealized gain on available for sale securities	176	—	—
Pension and postretirement benefit plans	33,244	(19,524)	21,596
	75,569	(27,744)	36,967
Comprehensive income	404,723	417,431	732,013
Less: Comprehensive loss attributable to noncontrolling interests	$6,524	$10,182	$11,540
Comprehensive income attributable to Harley-Davidson, Inc.	$411,247	$427,613	$743,553
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(In thousands)

	2025	2024
ASSETS
Cash and cash equivalents	$3,091,744	$1,589,608
Accounts receivable, net	225,760	234,315
Finance receivables held for sale, net	264,238	—
Finance receivables held for investment, net of allowance of $5,591 and $72,244	981,926	2,031,496
Inventories, net	730,898	745,793
Restricted cash	—	135,661
Other current assets	292,383	259,764
Current assets	5,586,949	4,996,637
Finance receivables held for investment, net of (recovery) allowance of $(7,826) and $328,939	719,060	5,256,798
Property, plant and equipment, net	750,224	757,072
Pension and postretirement assets	546,303	440,825
Goodwill	63,913	61,655
Deferred income taxes	73,792	175,826
Lease assets	82,542	63,853
Other long-term assets	222,032	128,913
	$8,044,815	$11,881,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$389,237	$298,718
Accrued liabilities	671,957	593,960
Short-term deposits, net	280,095	173,099
Short-term debt	497,776	640,204
Current portion of long-term debt, net	819,629	1,851,513
Current liabilities	2,658,694	3,557,494
Long-term deposits, net	256,549	377,487
Long-term debt, net	1,649,612	4,468,665
Lease liabilities	69,425	47,420
Pension and postretirement liabilities	53,135	53,874
Deferred income taxes	5,506	16,889
Other long-term liabilities	195,044	201,250
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock (Note 4)	1,726	1,720
Additional paid-in-capital	1,790,175	1,792,523
Retained earnings	3,717,408	3,465,058
Accumulated other comprehensive loss	(257,137)	(332,706)
Treasury stock, at cost (Note 4)	(2,111,504)	(1,760,548)
Total Harley-Davidson, Inc. shareholders' equity	3,140,668	3,166,047
Noncontrolling interest	16,182	(7,547)
Total equity	3,156,850	3,158,500
	$8,044,815	$11,881,579

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2025 and 2024
(In thousands)

	2025	2024
Balances held by consolidated variable interest entities (Note 11)
Finance receivables held for investment, net - current	$—	$618,231
Other assets	$—	$7,364
Finance receivables held for investment, net - long-term	$—	$2,174,160
Restricted cash - current and long-term	$—	$146,511
Current portion of long-term debt, net	$—	$683,272
Long-term debt, net	$—	$1,698,712
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Net cash provided by operating activities (Note 5)	$568,922	$1,063,833	$754,887
Cash flows from investing activities:
Capital expenditures	(153,679)	(196,563)	(207,404)
Origination of finance receivables held for investment	(2,553,575)	(3,639,279)	(3,873,542)
Collections of finance receivables held for investment	2,650,199	3,440,340	3,570,822
Proceeds from sale of finance receivables initially held for investment	3,685,613	—	—
Proceeds from sale of securitization beneficial interests, net	125,369	—	—
Collections of retained securitization beneficial interests	23,722	—	—
Other investing activities	1,126	12,172	(2,180)
Net cash provided (used) by investing activities	3,778,775	(383,330)	(512,304)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	647,088	495,856	1,446,304
Repayments of medium-term notes	(1,815,368)	(660,780)	(1,056,680)
Proceeds from term loan	448,013	—	—
Repayment of term loan	(450,000)	—	—
Repayment of senior unsecured notes	(450,000)	—	—
Proceeds from securitization debt	497,790	1,145,211	1,045,547
Repayments of securitization debt	(781,141)	(1,078,248)	(1,193,526)
Borrowings of asset-backed commercial paper	155,000	469,986	42,429
Repayments of asset-backed commercial paper	(671,526)	(258,077)	(237,370)
Net (decrease) increase in unsecured commercial paper	(141,600)	(237,340)	107,146
Capital contribution from third parties	46,600	—	—
Net (decrease) increase in deposits	(14,711)	102,119	129,855
Dividends paid	(86,388)	(91,224)	(96,310)
Repurchase of common stock	(353,270)	(459,829)	(363,987)
Share repurchases not yet settled	(40,000)	—	—
Other financing activities	(787)	11	1,946
Net cash used by financing activities	(3,010,300)	(572,315)	(174,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,493	(16,145)	1,697
Net increase in cash, cash equivalents and restricted cash	$1,350,890	$92,043	$69,634

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,740,854	$1,648,811	$1,579,177
Net increase in cash, cash equivalents and restricted cash	1,350,890	92,043	69,634
Cash, cash equivalents and restricted cash, end of period	$3,091,744	$1,740,854	$1,648,811

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$3,091,744	$1,589,608	$1,533,806
Restricted cash	—	135,661	104,642
Restricted cash included in Other long-term assets	—	15,585	10,363
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$3,091,744	$1,740,854	$1,648,811
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2025, 2024 and 2023
(In thousands, except share and per share amounts)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2022	170,400,212	$1,704	$1,688,159	$2,490,649	$(341,929)	$(935,064)	$2,903,519	$3,289	$2,906,808
Net income	—	—	—	706,586	—	—	706,586	(11,540)	695,046
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	36,967	—	36,967	—	36,967
Dividends ($0.66 per share)	—	—	—	(96,310)	—	—	(96,310)	—	(96,310)
Repurchase of common stock	—	—	—	—	—	(367,191)	(367,191)	—	(367,191)
Share-based compensation and other	818,428	8	64,276	—	—	4,953	69,237	7,738	76,975
Balance, December 31, 2023	171,218,640	1,712	1,752,435	3,100,925	(304,962)	(1,297,302)	3,252,808	(513)	3,252,295
Net income	—	—	—	455,357	—	—	455,357	(10,182)	445,175
Other comprehensive income, net of tax (Note 17)	—	—	—	—	(27,744)	—	(27,744)	—	(27,744)
Dividends ($0.69 per share)	—	—	—	(91,224)	—	—	(91,224)	—	(91,224)
Repurchase of common stock	—	—	—	—	—	(464,140)	(464,140)	—	(464,140)
Share-based compensation and other	764,092	8	40,088	—	—	894	40,990	3,148	44,138
Balance, December 31, 2024	171,982,732	1,720	1,792,523	3,465,058	(332,706)	(1,760,548)	3,166,047	(7,547)	3,158,500
Net income	—	—	—	338,738	—	—	338,738	(9,584)	329,154
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	75,569	—	75,569	3,060	78,629
Dividends ($0.72 per share)	—	—	—	(86,388)	—	—	(86,388)	—	(86,388)
Repurchase of common stock	—	—	—	—	—	(356,586)	(356,586)	—	(356,586)
Share-based compensation and other	597,908	6	23,536	—	—	5,630	29,172	3,765	32,937
HDFS Transaction (Note 6)	—	—	14,116	—	—	—	14,116	26,488	40,604
Share repurchases not yet settled	—	—	(40,000)	—	—	—	(40,000)	—	(40,000)
Balance, December 31, 2025	172,580,640	$1,726	$1,790,175	$3,717,408	$(257,137)	$(2,111,504)	$3,140,668	$16,182	$3,156,850

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
The Company has controlling equity interests in LiveWire Group, Inc. and Harley-Davidson Financial Services, Inc. As the controlling shareholder, the Company consolidates LiveWire Group, Inc. and Harley-Davidson Financial Services, Inc. results with additional adjustments to recognize non-controlling shareholder interests.
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain resulting from foreign currency remeasurements was $1.4 million for the year ended December 31, 2025. The aggregate transaction loss resulting from foreign currency remeasurements was $9.4 million for the year ended December 31, 2024. The aggregate transaction gain resulting from foreign currency remeasurements was $14.7 million for the year ended December 31, 2023.
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
Accounts Receivable, net – The Company’s motorcycles and related products are sold to independent dealers outside the U.S. and Canada generally on open account and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $5.8 million and $3.4 million as of December 31, 2025 and 2024, respectively. The Company applies the practical expedient in Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses, to the allowance for doubtful accounts. The practical expedient allows the Company to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses accounted for under Topic 606. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivable are written down once management determines that the specific customer does not have the ability to repay the balance in full. The Company’s sales of motorcycles and related products in the U.S. and Canada are financed through HDFS by the purchasing dealers and the related receivables are included in Finance receivables, net on the Consolidated balance sheets.
Inventories, net – Substantially all inventories located in the U.S. are valued using the last-in, first-out (LIFO) method. Other inventories totaling $376.8 million and $395.5 million at December 31, 2025 and 2024, respectively, are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
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
Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2025 and 2024, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.
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
Research and Development Expenses – Expenditures for research activities relating to product development and improvements are charged against income as incurred and included within Selling, administrative and engineering expense on the Consolidated statements of operations. Research and development expenses for HDMC were $154.3 million, $161.0 million and $159.3 million for 2025, 2024 and 2023, respectively. Research and development expenses for LiveWire were $23.9 million, $41.7 million and $54.1 million for 2025, 2024 and 2023, respectively. Research and development expenses for HDFS were not material in 2025, 2024 or 2023.
Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During 2025, 2024 and 2023, the Company incurred $184.7 million, $136.7 million and $131.0 million in advertising costs, respectively.
Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of Motorcycles and related products cost of goods sold.

New Accounting Standards
Accounting Standards Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The Company adopted ASU 2023-09 on December 31, 2025 on a prospective basis. The adoption of ASU 2023-09 is reflected in Note 3 of the Company's consolidated financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to reduce complexity related to estimating expected credit losses for current accounts receivable and current contract asset balances accounted for under Topic 606 Revenue from Contracts with Customers. The main provision of ASU 2025-05 applicable to the Company provides a practical expedient that allows all entities to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses accounted for under Topic 606. The Company early adopted ASU 2025-05 on December 31, 2025 on a prospective basis. The adoption of ASU 2025-05 is reflected in Note 1 of the Company's consolidated financial statement disclosures and did not have a material impact on the allowance for doubtful accounts.
Accounting Standards Not Yet Adopted
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs. The main provisions of ASU 2025-06 remove all references to prescriptive and sequential software development stages and require capitalization of software costs when both (a) management has authorized and committed to funding the software project and (b) it is probable the project will be completed and the software will be used to perform the function intended (the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, consideration is given to whether there is significant uncertainty associated with the development activities of the software ("significant development uncertainty"). Significant development uncertainty considers whether (a) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, have not been resolved through coding and testing and (b) a determination has been made regarding what the software needs to do (for example, functions or features), including whether the software's significant performance requirements have been identified or are being substantially revised. The new guidance is effective for the fiscal years beginning after December 15, 2027, including interim periods within the fiscal year the new guidance is adopted. Early adoption is permitted at the beginning of an annual reporting period. If elected, the amendments in ASU 2025-06 can be applied using a prospective transition approach, a modified transition approach, or a retrospective transition approach. Under a prospective transition approach, the new guidance would apply to new software costs incurred as of the beginning of the period of adoption for all projects, including in-process projects. Under a modified transition approach, the new guidance would be applied on a prospective basis to new software costs incurred (for all projects, including costs incurred for in-process projects), except for in-process projects that, as of the date of adoption, do not meet the capitalization requirements under the new guidance but meet the capitalization requirements under prior guidance. For those in-process projects, any capitalized costs should be derecognized through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the date of adoption. Under a retrospective transition approach, comparative periods would be recast to reflect the new guidance with a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the first period presented. The Company is still evaluating the impact ASU 2025-06 will have on the Company's consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which is intended to more closely align hedge accounting with the economics of an entity's risk management activities. The main provisions of ASU 2025-09 (i) permit a similar risk assessment for cash flow hedges of groups of forecasted transactions, (ii) facilitate the application of cash flow hedge accounting to forecasted interest payments on choose-your-rate debt instruments, (iii) expand and clarify the application of hedge accounting for certain nonfinancial forecasted transactions, (iv) expand the use of net written options as hedging instruments when specified criteria are met, and (v) permit a foreign-currency-denominated debt instrument to be designated simultaneously as both a hedging instrument and a hedged item in certain dual hedge relationships. The amendments in ASU 2025-09 should be applied on a prospective basis for all hedging instruments. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact ASU 2025-09 will have on the Company's consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The main provisions of ASU 2025-10 require that a government grant received by business entities should not be recognized until it is probable that the conditions attached to the grant will be met and the grant will be received, and to present grants in the financial statements in a manner that depicts the nature of the assistance and the related costs the grants are intended to offset. The amendments in ASU 2025-10 can be applied using one of the following three transition approaches: (i) modified prospective approach to government grants entered into on or after the effective date and government grants not completed as of the effective date, (ii) modified retrospective approach to government grants entered into on or after the beginning of the earliest period presented and government grants not completed as of the beginning of the earliest period presented, or (iii) retrospective approach to all government grants through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented. This guidance is effective for annual periods beginning after December 15, 2028, and interim periods within those annual reporting periods, with early adoption permitted. The Company is still evaluating the impact ASU 2025-10 will have on the Company's consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which amends interim reporting guidance by improving the navigability of the required interim disclosures and clarifying when the interim reporting guidance is applicable. The main provisions of ASU 2025-11 primarily address the timing and consistency of interim disclosures, including clarification of when disclosures are required to be updated in interim periods and how certain year-to-date information should be presented. In addition, the amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 can be applied on either a prospective basis or a retrospective basis to any and all prior periods presented. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is still evaluating the impact ASU 2025-11 will have on the Company's consolidated financial statements and related disclosures.
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

Disaggregated revenue by major source was as follows for the years ended December 31 (in thousands):

	2025	2024	2023
HDMC:
Motorcycles	$2,657,675	$3,137,331	$3,798,977
Parts and accessories	614,072	651,964	698,095
Apparel	215,783	237,270	244,333
Licensing	21,672	22,748	28,599
Other	69,106	72,593	74,590
	3,578,308	4,121,906	4,844,594
LiveWire	25,671	26,358	38,298
Motorcycles and related products revenue	3,603,979	4,148,264	4,882,892

HDFS:
Interest income	668,490	890,836	802,078
Other	200,706	147,702	151,508
Financial services revenue	869,196	1,038,538	953,586
	$4,473,175	$5,186,802	$5,836,478
Motorcycles and Related Products Revenue (HDMC and LiveWire Segments)
Motorcycles, Electric Bikes, Parts and Accessories, and Apparel – Revenues from the sale of motorcycles, electric bikes, parts and accessories, and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. The sale of products to independent dealers outside the U.S. and Canada is generally on open account with terms that approximate 30-120 days and the resulting receivables are included in Accounts receivable, net on the Consolidated balance sheets. The sale of products to independent dealers in the U.S. and Canada is financed through HDFS and the related receivables are included in Finance receivables held for investment, net on the Consolidated balance sheets.
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
The Company offers standard, limited warranties on its motorcycles, electric bikes and parts and accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.
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
Financial Services Revenue (HDFS Segment)
Interest Income – Interest income on finance receivables is recorded as earned and is based on the average outstanding daily balance for wholesale and retail receivables. Accrued and uncollected interest is classified within Finance receivables held for investment, net and Finance receivables held for sale, net. Certain loan origination costs related to finance receivables held for investment, net, including payments made to dealers for certain retail loans, are deferred and recorded within Finance receivables held for investment, net and amortized over the life of the contract. Deferred loan fees and costs are not amortized on loans in held for sale status; any deferred balances are included in any subsequent gain or loss on sale of the associated finance receivables.
Other Income – Other income includes insurance, licensing and servicing fee revenues. HDFS works with certain unaffiliated third parties to offer motorcycle insurance and voluntary protection products through most dealers in the U.S. and Canada. Eaglemark Insurance Company Ltd. (EICL), the Company's insurance captive, reinsures several of these Harley-Davidson-branded voluntary protection products provided by unaffiliated third parties. HDFS also works with third-party financial institutions that issue credit cards or offer other financial products bearing the Harley-Davidson brand in the U.S. and internationally. For many of these contracts, the Company grants temporary rights to use the licensed trademarks owned by the Company and collects royalties from its customers in connection with sales of their products. The trademark licenses are considered symbolic intellectual property, which grant the customer a right to access the intellectual property. The Company satisfies its performance obligation over the license period, as it fulfills its promise to grant the customer rights to use and benefit from the intellectual property as well as maintain the intellectual property. Royalty and profit sharing amounts are received either quarterly or per annum, based upon the contract. Revenue, in the form of sales-based royalties, is recognized when the customers’ subsequent sales occur. Revenue will be recognized over the remaining contract terms which range up to 6 years. The Company is the primary obligor for certain other voluntary protection product contracts and as a result, revenue is recognized over the life of the contract as the Company fulfills its performance obligation. HDFS earns servicing fees over the period it services retail finance receivables sold to external parties. The servicing fee income earned by HDFS is determined based upon a fixed rate per annum for prime loans and subprime loans applied to the amount of loans outstanding.
During 2025, HDFS earned fees for servicing finance receivables owned by external parties as a result of the HDFS Transaction discussed more fully in Note 6 and Note 11 of the Notes to Consolidated financial statements. Other income included $20.3 million of servicing fee income for 2025.
Additionally, other income includes the gain on sale of securitization beneficial interests. As discussed in Note 5 and Note 11 of the Notes to Consolidated financial statements, the Company consolidated certain SPEs, which were considered VIEs under U.S. GAAP and which held certain assets and liabilities, including finance receivables, restricted cash, and debt. In the third quarter of 2025, HDFS entered into a transaction that included the sale of 95% of its residual interests in retail finance receivables that were previously transferred to certain SPEs through on-balance sheet asset-backed securitization transactions. This sale of securitization beneficial interests resulted in the deconsolidation of assets and liabilities held by certain SPEs under U.S. GAAP. The sale of securitization beneficial interests resulted in a gain on the sale of $27.9 million.
Contract Liabilities
The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract and generally relates to the sale of memberships and certain insurance-related contracts, including unearned premiums collected by EICL. Contract liabilities are recognized as revenue as the Company performs under the contract. Contract liabilities, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, were as follows as of December 31 (in thousands):

	2025	2024
Balance, beginning of period	$56,753	$47,091
Balance, end of period	$95,807	$56,753

Contract liabilities increased by approximately $39.1 million during the year ended December 31, 2025. The majority of this increase was due to growth in unearned premiums at EICL due to an increase in contracts held by EICL during the year.
Previously deferred contract liabilities recognized as revenue in 2025 and 2024 were $32.1 million and $29.1 million, respectively. The Company expects to recognize approximately $34.7 million of the remaining unearned revenue in 2026 and $61.1 million thereafter.
3. Income Taxes
Income tax provision (benefit) for the years ended December 31, consists of the following (in thousands):

	2025	2024	2023
Current:
Federal	$12,205	$66,505	$125,875
State	9,849	8,368	22,340
Foreign	23,380	23,366	53,674
	45,434	98,239	201,889
Deferred:
Federal	38,947	(27,938)	(18,781)
State	37,665	7,511	(6,209)
Foreign	7,531	(5,849)	(5,069)
	84,143	(26,276)	(30,059)
	$129,577	$71,963	$171,830
The components of Income before income taxes for the years ended December 31, were as follows (in thousands):

	2025	2024	2023
Domestic	$281,923	$369,870	$614,713
Foreign	176,808	147,268	252,163
	$458,731	$517,138	$866,876

The table below provides the updated requirements of ASU 2023-09 for 2025 related to the Company's effective tax rate. See Note 1 Summary of Significant Accounting Policies — Accounting Standards Recently Adopted section for additional details on the adoption of ASU 2023-09.
Income tax provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the years ended December 31, due to the following items (in thousands):

	2025
United states statutory tax rate	$96,334	21.0%
State and local income taxes, net of federal income tax effect(a)	29,913	6.5
Foreign tax effects
China
Valuation allowance adjustments	5,421	1.2
Other	(184)	—
Thailand
BOI	(15,120)	(3.3)
Global minimum tax	8,838	1.9
Other	(2,658)	(0.6)
Other foreign jurisdictions	147	—
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Global intangible low-taxed income	6,679	1.5
Other	761	0.2
Tax credits
Foreign tax credit	(10,952)	(2.4)
Research and development credit	(9,597)	(2.1)
Changes in valuation allowances	15,956	3.5
Nontaxable or nondeductible items
Nontaxable dividends	(12,285)	(2.7)
Other	4,392	1.0
Changes in unrecognized tax benefits	4,978	1.1
Other adjustments
Intercompany profit in inventory	7,243	1.6
Other	(289)	(0.2)
Effective tax rate	$129,577	28.2%

(a)State taxes in Wisconsin made up the majority (greater than 50%) of the tax effect in this category.
The Company's effective tax rate of 28.2% for the year ended December 31, 2025 was primarily driven by an increase in federal, state and foreign valuation allowances and a global minimum tax provision, partially offset by tax benefits related to federal tax credits and Thailand tax holidays.
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the OBBB Act), was enacted in the United States. The Act introduced several tax law changes relevant to the manufacturing industry. Key provisions include the restoration of 100% bonus depreciation for qualified property, expanded interest deductibility under Internal Revenue Code (IRC) Section 163(j) and other international tax reforms affecting global supply chains and cross‑border operations. The OBBB Act also reinstates immediate expensing for domestic research and development expenditures for tax years beginning after December 31, 2024, reversing prior rules that required capitalization and amortization of such costs. These provisions do not have a material impact on the Company's effective tax rate for the periods presented.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
Provision at statutory rate	$108,599	$182,044
State taxes, net of federal benefit	10,003	21,659
Foreign rate differential	2,196	7,887
Foreign derived intangible income	(1,744)	(8,669)
Research and development credit	(20,706)	(23,130)
Unrecognized tax benefits including interest and penalties	(2,026)	(9,210)
Valuation allowance adjustments	10,797	7,345
State credits	(4,526)	(8,035)
Global intangible low-taxed income	2,605	474
Return to provision adjustments	(5,421)	1,057
Executive compensation limitation	5,404	8,712
Other foreign inclusions	(13,601)	1,563
Tax incentives	(16,476)	(12,996)
Other	(3,141)	3,129
Income tax provision	$71,963	$171,830
The Company's effective tax rates of 13.9% and 19.8% for the years ended December 31, 2024 and December 31, 2023, respectively, reflect tax benefits related to federal research and development tax credits and Thailand tax holidays.
The 2017 Tax Cuts and Jobs Act subjects U.S. shareholders to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which a company can elect to either recognize deferred taxes or to provide tax expense in the year incurred. The Company has elected to account for GILTI in the year the tax is incurred.
The Company qualifies for certain tax holidays in Thailand if certain employment and manufacturing criteria are met. The impact of the tax holiday decreased foreign taxes by $15.1 million, $16.6 million and $13.0 million in 2025, 2024 and 2023, respectively, and the tax holidays have expected expiration periods between 2026 and 2027. The benefit of the tax holiday on net income per share (diluted) was $0.12, $0.12 and $0.09 in 2025, 2024 and 2023, respectively.
The Company continues to monitor the implementation of the global minimum tax provision pursuant to OECD Pillar Two GloBE rules (Pillar Two) in jurisdictions in which it operates. The Company has included a provision of $8.8 million related to the global minimum tax for Thailand in its consolidated financial statements.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2025	2024
Deferred income tax assets:
Accruals not yet tax deductible	$79,630	$144,331
Stock compensation	9,949	11,779
Net operating loss and tax credit carryforwards	94,910	82,027
Amortization of research and experimental costs	100,635	100,880
Other	62,299	62,889
	347,423	401,906
Valuation allowance	(94,580)	(59,313)
	252,843	342,593
Deferred income tax liabilities:
Depreciation, tax in excess of book	(25,879)	(51,107)
Pension and postretirement healthcare plan obligations	(121,258)	(90,589)
Withholding tax	(5,246)	(15,915)
Other	(32,174)	(26,045)
	(184,557)	(183,656)
	$68,286	$158,937
The Company reviews its deferred income tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset is considered, along with any positive or negative evidence, including tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
The Company's gross state net operating loss carryforwards were as follows at December 31 (in thousands):

Year of Expiration	2025	2024
2031	$238,682	$238,682
2032	12	12
2033	46	46
2034	107	108
2035	1,085	1,085
2036	60	60
2037	188	187
2038	824	824
2039	11,285	11,285
2040	37,679	34,354
2041	2,135	2,135
2042	347	347
2043	480	—
2044	17,462	—
2045	4,277	—
Indefinite	7,280	7,280
	$321,949	$296,405
The Company also had Wisconsin research and development credit carryforwards of $59.1 million at December 31, 2025, expiring in 2026-2040.

At December 31, 2025, the Company had a deferred tax asset of $61.5 million related to its state net operating loss and Wisconsin research and development credit carryforwards and a deferred tax asset of $17.4 million related to foreign net operating losses.
The Company's valuation allowance was $94.6 million at December 31, 2025 and included $60.9 million related to state net operating loss and Wisconsin research and development credit carryforwards, $17.7 million related to foreign net operating loss carryforwards and other foreign deferred tax assets and $16.0 million related to other deferred tax assets. The change in the valuation allowance from prior year included an increase of $17.4 million related to state net operating loss and Wisconsin research and development credit carryforwards, an increase of $16.0 million related to foreign tax credits, and a $1.9 million increase related to foreign operations.
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax provision (benefit). Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2025	2024
Unrecognized tax benefits, beginning of period	$16,179	$18,214
Increase in unrecognized tax benefits for tax positions taken in a prior period	1,822	3,818
Decrease in unrecognized tax benefits for tax positions taken in a prior period	—	(3,773)
Increase in unrecognized tax benefits for tax positions taken in the current period	1,148	2,473
Statute lapses	(21)	(3,800)
Settlements with taxing authorities	(971)	(753)
Unrecognized tax benefits, end of period	$18,157	$16,179
The amount of unrecognized tax benefits as of December 31, 2025 and 2024 that, if recognized, would affect the effective tax rate was $14.1 million and $10.3 million, respectively.
The total gross amount of benefit related to interest and penalties associated with unrecognized tax benefits recognized in the Consolidated statements of operations was a net expense of $1.0 million and $0.7 million during 2025 and 2024, respectively, and a net benefit of $8.7 million during 2023.
The total gross amount of interest and penalties associated with unrecognized tax benefits recognized at December 31, 2025 and 2024 in the Consolidated balance sheets was $8.9 million and $7.1 million, respectively.
The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits related to continuing operations during the fiscal year ending December 31, 2026. However, the Company is under regular audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Wisconsin state jurisdictions and various other state and foreign jurisdictions. The Company is no longer subject to income tax examinations for Wisconsin state income taxes before 2020 or for U.S. federal income taxes before 2019. In all other jurisdictions, tax periods prior to 2018 are closed.

The following is a schedule of cash paid for income taxes (in thousands):

	2025	2024	2023
Jurisdiction
U.S. Federal	$9,686	$—	$—
State:
Pennsylvania	2,168	—	—
State - Other	10,622	—	—
Foreign:
Germany	2,641	—	—
Singapore	2,485	—	—
Thailand	7,815	—	—
Foreign - Other	3,941	—	—
Total cash paid for income taxes (net of refunds)	$39,358	$—	$—

Total cash paid for income taxes (prior to ASU 2023-09)	$—	$111,117	$237,658
4. Capital Stock and Earnings Per Share
Capital Stock – The Company is authorized to issue 2,000,000 shares of preferred stock of $1.00 par value, none of which is outstanding. The Company's common stock has a par value of $0.01 per share. Share information regarding the Company's common stock at December 31, was as follows:

	2025	2024
Common stock shares:
Authorized	800,000,000	800,000,000
Issued	172,580,640	171,982,732
Outstanding	111,659,337	124,278,925

Treasury stock shares	60,921,303	47,703,807
On November 5, 2025, the Company entered into an accelerated share repurchase agreement (ASR) with Goldman Sachs & Co. LLC (Goldman) to repurchase an aggregate of $200 million of the Company’s shares of common stock. Under the ASR, the Company paid $200 million to Goldman and received an initial delivery of 6,291,781 shares of the Company's common stock on November 6, 2025, representing 80% of the payment amount divided by the Company's closing share price on November 5, 2025.
On February 13, 2026, Goldman settled the ASR by delivering 3,147,971 shares of the Company's common stock, resulting in a total delivery of 9,439,752 shares under the $200 million ASR, with the initial delivery treated as shares repurchased in 2025 and the remaining shares treated as shares repurchased in 2026. The total number of shares purchased by the Company pursuant to the ASR was based on the volume-weighted average price of the Company's common stock, less a discount, during the repurchase period. The amount delivered on February 13, 2026 represents the difference between the initially delivered shares and the total number of shares purchased.
Discretionary share repurchases, including shares repurchased pursuant to the ASR, were $347.5 million or 13.1 million shares, $450.0 million or 12.5 million shares and $350.0 million or 10.2 million shares during the years ended December 31, 2025, 2024 and 2023, respectively. Share repurchases of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units (RSUs) and performance shares were $5.8 million or 0.2 million shares, $9.8 million or 0.3 million shares, and $14.0 million or 0.3 million shares during the years ended December 31, 2025, 2024 and 2023, respectively, as discussed further in Note 16.
The Company paid cash dividends of $0.72, $0.69, and $0.66 per share during the years ended December 31, 2025, 2024, and 2023, respectively.

Earnings Per Share – The computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands except per share amounts):

	2025	2024	2023
Net income attributable to Harley-Davidson, Inc.	$338,738	$455,357	$706,586
Adjustment(a)	(1,067)	—	—
Net income attributable to Harley-Davidson, Inc. - dilutive	337,671	455,357	706,586

Basic weighted-average shares outstanding	120,073	131,447	142,378
Effect of dilutive securities	1,184	841	2,725
Diluted weighted-average shares outstanding	121,257	132,288	145,103
Earnings per share:
Basic	$2.82	$3.46	$4.96
Diluted	$2.78	$3.44	$4.87
(a)Represents HDFS earnings held by non-controlling interest holders which was adjusted to arrive at net income attributable to Harley-Davidson, Inc. on a dilutive basis as the dilutive earnings per share calculation assumes the securities held by non-controlling interest holders that can be exchanged for Harley-Davidson, Inc. shares were exchanged for Harley-Davidson, Inc. shares as of the time of issuance under U.S. GAAP.
The Company's dilutive securities relate to its employee stock compensation plan as well as securities representing a 9.8% non-controlling interest in the HDFS business that can be exchanged for Harley-Davidson, Inc. common stock. The dilutive securities related to the HDFS non-controlling interests can be exchanged for Harley-Davidson common stock based on the 30-day volume weighted average price of the Company's common stock and a multiple of approximately 1.75x HDFS post-transaction equity carrying value. The non-controlling interest holders may exchange their interests beginning in the fourth quarter of 2032 or in the event of a change of control of Harley-Davidson, Inc. The number of shares received by the non-controlling interest holders cannot exceed 4.9% of the Company's outstanding common stock. Starting in the fourth quarter of 2028, the Company has the right to repurchase the counterparties' ownership interests in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' HDFS ownership in an individual year.
Shares of common stock related to share-based compensation that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.8 million, 0.8 million and 1.0 million shares during 2025, 2024 and 2023, respectively.
5. Additional Balance Sheet and Cash Flow Information
Investments in marketable securities consisted of the following at December 31 (in thousands):

	2025	2024
Mutual funds	$31,513	$32,070
Mutual funds, included in Other long-term assets on the Consolidated balance sheets, are carried at fair value with gains and losses recorded in income. Mutual funds are held to support certain deferred compensation obligations.
Inventories, net consisted of the following as of December 31 (in thousands):

	2025	2024
Raw materials and work in process	$338,744	$353,819
Motorcycle finished goods	434,044	411,442
Parts and accessories and apparel	97,674	110,591
Inventory at lower of FIFO cost or net realizable value	870,462	875,852
Excess of FIFO over LIFO cost	(139,564)	(130,059)
	$730,898	$745,793
Inventory obsolescence reserves deducted from FIFO cost were $69.8 million and $84.6 million as of December 31, 2025 and 2024, respectively.

Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2025	2024
Land and related improvements	$67,805	$68,140
Buildings and related improvements	480,647	450,890
Machinery and equipment	1,509,398	1,503,514
Software	717,045	627,161
Construction in progress	143,772	246,933
	2,918,667	2,896,638
Accumulated depreciation	(2,168,443)	(2,139,566)
	$750,224	$757,072
Software, net of accumulated amortization, included in Property, plant and equipment, net, was $49.6 million and $57.8 million as of December 31, 2025 and 2024, respectively.
Accrued liabilities consisted of the following as of December 31 (in thousands):

	2025	2024
Sales incentive programs	$115,954	$80,305
Payroll, employee benefits and related expenses	88,373	66,238
Interest	84,620	85,919
Warranty and recalls	45,608	46,260
Contract liability	34,722	23,083
Tax-related accruals	31,460	20,029
Leases	17,254	18,658
Fair value of derivative financial instruments	6,494	311
Other	247,472	253,157
	$671,957	$593,960
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $536.6 million and $550.6 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of December 31, 2025 and December 31, 2024, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of December 31, 2025 were as follows (in thousands):

2026	$280,626
2027	203,382
2028	18,500
2029	15,200
2030	19,790
Future maturities	537,498
Unamortized fees	(854)
$536,644

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities for the years ended December 31, was as follows (in thousands):

	2025	2024	2023
Cash flows from operating activities:
Net income	$329,154	$445,175	$695,046
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	172,371	160,673	158,112
Amortization of deferred loan origination costs	45,165	70,745	85,018
Amortization of financing origination fees	13,552	13,963	13,208
Income related to long-term employee benefits	(55,195)	(54,008)	(67,624)
Employee benefit plan contributions and payments	(6,835)	(5,078)	(5,736)
Stock compensation expense	31,749	49,005	82,901
Net change in wholesale finance receivables related to sales	64,461	46,884	(387,743)
Provision for credit losses	(191,392)	247,225	227,158
Collections from finance receivables held for sale	28,979	—	—
Proceeds from sale of finance receivables held for sale	552,670	—	—
Originations and purchases of finance receivables held for sale	(844,232)	—	—
Gain on sale of securitization beneficial interests	(27,867)	—	—
Loss on sale of finance receivables	11,378	—	—
Loss on debt extinguishment	72,630	—	—
Deferred income taxes	84,143	(26,276)	(30,059)
Other, net	33,174	17,070	(39,713)
Changes in current assets and liabilities:
Accounts receivable, net	32,646	19,778	(11,443)
Finance receivables – accrued interest and other	43,786	36	(339)
Inventories, net	47,577	164,609	21,257
Accounts payable and accrued liabilities	125,556	(55,436)	28,570
Other current assets	5,452	(30,532)	(13,726)
	239,768	618,658	59,841
Net cash provided by operating activities	$568,922	$1,063,833	$754,887
Cash paid during the years ended December 31, for interest and income taxes was as follows (in thousands):

	2025	2024	2023
Interest	$330,823	$358,996	$290,467
Income taxes	$39,358	$111,117	$237,658
Operating cash flows related to finance receivables held for sale - In the third quarter of 2025, HDFS entered into the HDFS Transaction which included the sale of finance receivables as discussed in Note 6 of the Notes to Consolidated financial statements. Included in this sale were receivables that HDFS repurchased in October 2025 from a VIE that had been deconsolidated in conjunction with the sale of securitization beneficial interests discussed below. The cash outflow related to this repurchase, which was equal to the outstanding principal and interest, is reflected within the Originations and purchases of finance receivables held for sale in the Consolidated statement of cash flows. The proceeds from the subsequent sale, along with the remainder of the proceeds from the sale of finance receivables that were originated with the intent to sell and subsequently sold as part of the HDFS Transaction, are included in Proceeds from sale of finance receivables held for sale on the Consolidated statement of cash flows. Refer to Notes 6, 11, and 12 of the Notes to Consolidated financial statements for additional information about the HDFS Transaction.

Gain on sale of securitization beneficial interests – As discussed in Note 11 of the Notes to Consolidated financial statements, the Company consolidates certain SPEs, which are considered VIEs under U.S. GAAP and which hold certain assets and liabilities, including finance receivables, restricted cash, and debt. As part of the HDFS Transaction, the Company sold 95% of its residual interests in retail finance receivables that were previously transferred to certain SPEs through on-balance sheet asset-backed securitization transactions. This sale of securitization beneficial interests resulted in the deconsolidation of assets and liabilities held by certain SPEs under U.S. GAAP. The sale of securitization beneficial interests resulted in the non-cash deconsolidation of $1.87 billion of Finance receivables held for investment, net and $1.67 billion of asset-backed securitization debt held by the VIEs that were previously consolidated. As a result of the sale of securitization beneficial interests, the Company received $234.6 million in cash consideration. On the Consolidated statements of cash flows, this amount was reduced by $109.2 million of restricted cash that was deconsolidated, resulting in a $125.4 million of net cash inflow included within Proceeds from sale of securitization beneficial interests, net within Cash flows from investing activities on the Consolidated statements of cash flows. The sale of securitization beneficial interests also resulted in a gain on the sale of $27.9 million included within Cash flows provided by operating activities. Refer to Note 6 of the Notes to Consolidated financial statements for further discussion about the HDFS Transaction.
6. Finance Receivables
The Company provides retail financial services to customers of its dealers in the U.S. and Canada. The origination of retail loans is a separate and distinct transaction between the Company and the retail customer, unrelated to the Company’s sale of product to its dealers. Retail finance receivables consist of secured promissory notes and secured installment sales contracts and are primarily related to dealer sales of motorcycles to retail customers. The Company holds either titles or liens on titles to vehicles financed by promissory notes and installment sales contracts. As of December 31, 2025 and December 31, 2024, approximately 10% and 11%, respectively, of gross outstanding retail finance receivables were originated in Texas. There were no other states that accounted for more than 10% of gross outstanding retail finance receivables.
The Company offers wholesale financing to its dealers in the U.S. and Canada. Wholesale finance receivables are related primarily to the Company's sale of motorcycles, related parts and accessories, and apparel to dealers. Wholesale loans to dealers are generally secured by financed inventory or property.
As discussed in Note 5 of the Notes to Consolidated financial statements, the Company entered into the HDFS Transaction during the third quarter of 2025. This transaction had the following key aspects:
•Sale of Securitization Beneficial Interests: In the third quarter of 2025, the Company sold 95% of its residual interests in retail finance receivables that were previously transferred to certain SPEs through on-balance sheet asset-backed securitization transactions to the two counterparties. The impacts of this component of the transaction are discussed more fully within this Note, as well as in Notes 5, 11 and 12 of the Notes to Consolidated financial statements.
•Sale of Retail Finance Receivables: In the third quarter of 2025, the Company agreed to sell the majority of its retail finance receivables to the two counterparties. Accordingly, the Company reclassified those retail finance receivables at the time of the agreement to Finance receivables held for sale, net on the Consolidated balance sheets, which resulted in a benefit from the release of the allowance for credit losses on this portfolio of retail finance receivables as discussed more fully within this Note. In October 2025, the Company completed the sale of these retail finance receivables. In order to facilitate the sale of the remaining finance receivables that were previously subject to on-balance sheet asset-backed financing as described in Note 11, in advance of the sale of retail finance receivables, the Company redeemed, in full, the related asset-backed debt associated with the asset-backed securitizations, asset-backed U.S. commercial paper conduit facility, and asset-backed Canadian commercial paper conduit facility.
•Sale of On-Going Retail Finance Receivable Originations: In October 2025, the Company completed the closing of its agreement to sell up to two-thirds of future retail loan originations over the next five years to the two counterparties (Forward Flow Agreement). HDFS will continue to service the future retail loan originations it sells to the counterparties and earn a loan servicing fee. In December 2025, HDFS completed the sale of a portion of its retail loan originations as part of the Forward Flow Agreement. As a result, the Company derecognized $93.8 million of receivables.
•Equity Investment in HDFS: During the fourth quarter, each of the counterparties paid $23.3 million cash to acquire 4.9% of HDFS based on a multiple of approximately 1.75x HDFS's post-transaction equity carrying value for a total of 9.8% of HDFS. Seven years after closing the transaction or in the event of a change of control of Harley-Davidson, Inc. or HDFS, each counterparty will have the right to exchange its HDFS ownership interest for Harley-Davidson common stock. Three years after closing the transaction, the Company has the right to repurchase the counterparties' ownership interests in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' HDFS ownership in an individual year. As a result of the counterparties' acquisition of HDFS stock, the Company has a non-controlling interest that participates in 9.8% of HDFS's earnings.
Finance receivables held for investment, net includes both retail and wholesale finance receivables, including amounts held by consolidated VIEs, which management has the intent and ability to hold. Finance receivables held for investment are recorded in the financial statements at amortized cost net of an allowance for credit losses as appropriate.
Finance receivables held for sale, net includes retail finance receivables that management intends to sell. When finance receivables are reclassified from held for investment to held for sale, the previously recorded allowance for credit losses related to those receivables is reversed. Finance receivables transferred to, or originated as, held for sale are measured at the lower of amortized cost or fair value. If fair value is less than amortized cost, a valuation allowance is recorded through Financial services revenue in the Consolidated statements of operations. The valuation allowance is reassessed each reporting period and adjusted to reflect changes in the difference between amortized cost and the estimated selling price of the receivables.
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
As a result of the HDFS Transaction, during the third quarter of 2025, the allowance for credit losses on the portfolio of retail finance receivables was released in conjunction with the reclassification of $4.08 billion of retail finance receivables from held for investment to held for sale status, resulting in a benefit to the provision expense of $338.2 million. In addition, $75.5 million was released from the allowance for credit losses and included in the gain on the sale of securitization beneficial interests. The release of the allowance for credit losses resulted in an asset balance in the retail allowance for credit losses as estimated recoveries from retail finance receivables previously charged-off exceeded the remaining allowance for credit losses on loans held for investment at the end of 2025.
Finance receivables held for investment, net and finance receivables held for sale, net at December 31, were as follows (in thousands):

	2025	2024
Retail finance receivables held for investment:
United States	$752,875	$6,548,550
Canada	1,546	132,556
	754,421	6,681,106
Wholesale finance receivables held for investment:
United States	897,772	952,301
Canada	51,028	56,070
	948,800	1,008,371
	1,703,221	7,689,477
Allowance for credit losses	(2,235)	(401,183)
Finance receivables held for investment, net	1,700,986	7,288,294

Finance receivables held for sale, net	264,238	—
Total finance receivables, net	$1,965,224	$7,288,294
Approved but unfunded retail finance loans totaled $156.7 million and $140.7 million at December 31, 2025 and 2024, respectively. Unused lines of credit extended to the Company's wholesale finance customers totaled $1.20 billion and $1.25 billion at December 31, 2025 and 2024, respectively.

Wholesale finance receivables are generally contractually due within one year. As of December 31, 2025, contractual maturities of total finance receivables held for investment were as follows (in thousands):

	United States	Canada	Total
2026	$925,094	$51,241	$976,335
2027	148,363	230	148,593
2028	171,187	255	171,442
2029	219,920	283	220,203
2030	155,421	313	155,734
Thereafter	30,662	252	30,914
	$1,650,647	$52,574	$1,703,221
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
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilizes weighted-average remaining maturity and vintage-based loss forecast methodologies. Vintage-based forecasts include decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a one- or two-year period are incorporated into the methodology to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the reasonable and supportable period. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience immediately or using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors.
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
The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of 2025, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels and muted consumer confidence.
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

The allowance for credit losses on finance receivables is comprised of individual components relating to wholesale and retail finance receivables. Changes in the Company's (recovery) allowance for credit losses on finance receivables held for investment by portfolio for the year ended December 31, were as follows (in thousands):

	2025
	Retail	Wholesale	Total
Balance, beginning of period	$378,373	$22,810	$401,183
Provision for credit losses	(199,443)	8,051	(191,392)
Charge-offs	(184,655)	(6,284)	(190,939)
Recoveries	58,930	—	58,930
Sale of Residual Interest in Securitizations	(75,547)	—	(75,547)
Balance, end of period	$(22,342)	$24,577	$2,235

	2024
	Retail	Wholesale	Total
Balance, beginning of period	$367,037	$14,929	$381,966
Provision for credit losses	237,882	9,343	247,225
Charge-offs	(290,006)	(1,462)	(291,468)
Recoveries	63,460	—	63,460
Balance, end of period	$378,373	$22,810	$401,183

	2023
	Retail	Wholesale	Total
Balance, beginning of period	$345,275	$13,436	$358,711
Provision for credit losses	225,665	1,493	227,158
Charge-offs	(263,915)	—	(263,915)
Recoveries	60,012	—	60,012
Balance, end of period	$367,037	$14,929	$381,966

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

The amortized cost of the Company's U.S. and Canadian retail finance receivables held for investment by vintage and credit quality indicator, along with total retail gross charge-offs, was as follows (in thousands):

	December 31, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$185,774	$108,025	$54,501	$16,944	$9,675	$1,544	$376,463
Prime	166,971	96,360	54,902	26,268	11,525	2,413	358,439
Sub-prime	13,436	986	897	830	726	1,098	17,973
	366,181	205,371	110,300	44,042	21,926	5,055	752,875
Canadian Retail:
Super prime	1,012	5	5	5	3	1	1,031
Prime	377	4	3	8	5	8	405
Sub-prime	101	2	3	1	1	2	110
	1,490	11	11	14	9	11	1,546
	$367,671	$205,382	$110,311	$44,056	$21,935	$5,066	$754,421
Gross charge-offs for the year ended December 31, 2025:
US Retail	$3,280	$48,145	$53,272	$41,304	$21,354	$13,556	$180,911
Canadian Retail	126	996	991	821	383	427	3,744
	$3,406	$49,141	$54,263	$42,125	$21,737	$13,983	$184,655

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
U.S. Retail:
Super prime	$1,040,491	$694,941	$449,697	$206,974	$67,668	$28,606	$2,488,377
Prime	1,042,910	821,719	659,000	363,507	141,495	82,771	3,111,402
Sub-prime	318,689	224,656	180,048	119,457	58,297	47,624	948,771
	2,402,090	1,741,316	1,288,745	689,938	267,460	159,001	6,548,550
Canadian Retail:
Super prime	36,011	29,098	17,468	8,330	3,179	1,096	95,182
Prime	9,111	8,687	6,724	4,033	2,212	1,524	32,291
Sub-prime	1,701	1,229	972	435	462	284	5,083
	46,823	39,014	25,164	12,798	5,853	2,904	132,556
	$2,448,913	$1,780,330	$1,313,909	$702,736	$273,313	$161,905	$6,681,106
Gross charge-offs for the year ended December 31, 2024:
US Retail	$18,322	$92,489	$90,023	$47,678	$19,628	$17,143	$285,283
Canadian Retail	241	1,474	1,398	755	391	464	4,723
	$18,563	$93,963	$91,421	$48,433	$20,019	$17,607	$290,006
Information about the asset performance of the total portfolio of retail loans serviced by the Company (Managed Portfolio), including receivables retained or consolidated as part of on-balance sheet VIEs (collectively, the Owned Portfolio), along with receivables included in off-balance sheet VIEs (Off-Balance Sheet Portfolio), is provided in the table below (in thousands):

	Principal Balance		Credit Losses
	Total	30+ Day Delinquent	Year Ended December 31, 2025
	December 31, 2025	December 31, 2025
Owned portfolio	$982,007	$12,437	$126,033
Off-balance sheet portfolio	5,137,160	291,988	92,007
Managed portfolio	$6,119,167	$304,425	$218,040
The Company's credit risk on the wholesale portfolio is different from that of the retail portfolio. Whereas the retail portfolio represents a relatively homogeneous pool of retail finance receivables that exhibit more consistent loss patterns, the wholesale portfolio exposures are less consistent. The Company utilizes an internal credit risk rating system to manage credit risk exposure consistently across wholesale borrowers and individually evaluates credit risk factors for each borrower. The Company uses the following internal credit quality indicators, based on an internal risk rating system, listed from highest level of risk to lowest level of risk for the wholesale portfolio: Doubtful, Substandard, Special Mention, Medium Risk and Low Risk. Based upon the Company’s review, the dealers classified in the Doubtful category are the dealers with the greatest likelihood of being charged-off, while the dealers classified as Low Risk are least likely to be charged-off. Additionally, the Company classifies dealers identified as being probable of going into foreclosure as Non-Performing. The internal rating system considers factors such as the specific borrower's ability to repay and the estimated value of any collateral. Dealer risk rating classifications are reviewed and updated on a quarterly basis.
The amortized cost of wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	December 31, 2025
	2025	2024	2023	2022	2019	2020 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	13,010	5,984	1,002	19	—	1	20,016
Substandard	3,192	2,613	21	—	—	—	5,826
Special Mention	45,320	5,331	289	—	—	—	50,940
Medium Risk	414	57	—	—	—	—	471
Low Risk	762,221	71,071	8,370	29,081	803	1	871,547
	$824,157	$85,056	$9,682	$29,100	$803	$2	$948,800
Gross charge-offs for the year ended December 31, 2025:
Wholesale	$2,775	$1,017	$191	$—	$—	$2,301	$6,284

	December 31, 2024
	2024	2023	2022	2021	2020	2019 & Prior	Total
Non-Performing	$6,430	$4,702	$129	$—	$—	$2	$11,263
Doubtful	25,827	3,869	139	—	—	8,196	38,031
Substandard	14,470	2,928	—	—	—	—	17,398
Special Mention	3,162	362	19	—	—	—	3,543
Medium Risk	1,471	271	—	—	—	—	1,742
Low Risk	808,771	83,611	38,815	1,702	3,358	137	936,394
	$860,131	$95,743	$39,102	$1,702	$3,358	$8,335	$1,008,371
Gross charge-offs for the year ended December 31, 2024:
Wholesale	$709	$710	$42	$—	$—	$1	$1,462

Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. The Company reverses accrued interest related to charged-off accounts against Financial services interest income when the account is charged-off. The Company reversed $24.7 million and $33.0 million of accrued interest against Financial services interest income during the years ended December 31, 2025 and 2024, respectively. Due to the timely write-off of accrued interest, the Company made the election provided under ASC Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of December 31, 2025 and 2024, all retail finance receivables were accounted for as interest-earning receivables, of which $5.8 million and $64.7 million, respectively, were 90 days or more past due.
Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against Financial services interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. The Company reversed $2.1 million and $0.2 million of accrued interest against Financial services interest income during the years ended December 31, 2025 and 2024, respectively.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2025	December 31, 2025	Recognized
Wholesale:
No related allowance recorded	$7,510	$3,715	$1,136
Related allowance recorded	3,753	—	56
	$11,263	$3,715	$1,192

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2024	December 31, 2024	Recognized
Wholesale:
No related allowance recorded	$—	$7,510	$795
Related allowance recorded	—	3,753	416
	$—	$11,263	$1,211
The aging analysis of finance receivables held for investment at December 31, was as follows (in thousands):

	2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail finance receivables	$735,999	$9,715	$2,942	$5,765	$—	$18,422	$754,421
Wholesale finance receivables	941,116	1,830	948	4,288	618	7,684	948,800
	$1,677,115	$11,545	$3,890	$10,053	$618	$26,106	$1,703,221

	2024
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail finance receivables	$6,368,447	$178,752	$69,257	$64,650	$—	$312,659	$6,681,106
Wholesale finance receivables	1,002,584	3,463	718	1,080	526	5,787	1,008,371
	$7,371,031	$182,215	$69,975	$65,730	$526	$318,446	$7,689,477

Retail and wholesale finance receivables held for investment, excluding non-accrual status finance receivables, that were contractually past due 90 days or more at December 31, were as follows (in thousands):

	2025	2024
United States	$10,020	$63,702
Canada	33	2,028
	$10,053	$65,730

Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of December 31, 2025 and December 31, 2024. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
7. Goodwill
Changes in the carrying amount of goodwill in the HDMC and LiveWire segments for the years ended December 31, was as follows (in thousands):

	2025
	HDMC	LiveWire	Total
Balance, beginning of period	$53,328	$8,327	$61,655
Currency translation	2,258	—	2,258
Balance, end of period	$55,586	$8,327	$63,913

	2024
	HDMC	LiveWire	Total
Balance, beginning of period	$54,369	$8,327	$62,696
Currency translation	(1,041)	—	(1,041)
Balance, end of period	$53,328	$8,327	$61,655
The HDFS segment had no goodwill at December 31, 2025 or December 31, 2024.
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
The Company periodically utilizes treasury rate and swap rate lock contracts to fix the interest rate on a portion of the principal related to an anticipated issuance of long-term debt or to mitigate the risk of declining interest rates associated with anticipated debt retirements. The Company also utilizes cross-currency swaps to mitigate the effect of foreign currency exchange rate fluctuations on foreign currency-denominated debt and interest rate caps to facilitate certain asset-backed securitization transactions.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815, at December 31, were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	2025			2024
	Notional Value	Assets(a)	Liabilities(b)	Notional Value	Assets(a)	Liabilities(b)
Foreign currency contracts	$448,287	$2,096	$6,299	$455,322	$19,778	$148
Commodity contracts	879	—	89	663	59	—
Cross-currency swaps	657,214	46,889	—	759,780	—	34,709
	$1,106,380	$48,985	$6,388	$1,215,765	$19,837	$34,857
	Derivative Financial Instruments Not Designated as Hedging Instruments
	2025			2024
	Notional Value	Assets(c)	Liabilities(b)	Notional Value	Assets(c)	Liabilities(b)
Commodity contracts	$3,632	$—	$106	$3,489	$—	$163
Cross-currency swaps	759,780	59,450	—	—	—	—
Interest rate caps	—	—	—	272,997	2	—
	$763,412	$59,450	$106	$276,486	$2	$163
(a)Includes $46.9 million of cross-currency swaps recorded in Other long-term assets as of December 31, 2025, with all remaining amounts recorded in Other current assets.
(b)Includes $34.7 million of cross-currency swaps recorded in Other long-term liabilities as of December 31, 2024, with all remaining amounts recorded in Accrued liabilities.
(c)Includes $59.5 million of cross-currency swaps recorded in Other current assets, for which hedge accounting was discontinued prospectively effective September 30, 2025, as it was reasonably possible, but not probable, that the related medium-term notes would be settled prior to maturity.
 The amount of gains and losses related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Gain/(Loss) Recognized in OCI			Gain/(Loss) Reclassified from AOCL into Income
	2025	2024	2023	2025	2024	2023
Foreign currency contracts	$(26,365)	$39,985	$1,859	$(1,644)	$18,818	$1,301
Commodity contracts	(156)	(147)	(654)	(6)	(339)	(930)
Cross-currency swaps	144,515	(46,629)	48,019	153,417	(46,966)	43,812
Treasury rate lock contracts	—	(4,293)	1,139	(2,787)	(367)	(53)
Swap rate lock contracts	—	—	(1,780)	(592)	(594)	(452)
	$117,994	$(11,084)	$48,583	$148,388	$(29,448)	$43,678

The location and amount of gains and losses recognized in income related to derivative financial instruments designated as cash flow hedges for the years ended December 31, were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,741,821	$1,147,475	$33,444	$388,636

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$(1,644)	$—	$—	$—
Commodity contracts	$(6)	$—	$—	$—
Cross-currency swaps	$—	$153,417	$—	$—
Treasury rate lock contracts	$—	$—	$(290)	$(2,497)
Swap rate lock contracts	$—	$—	$—	$(592)
	2024
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,005,940	$1,145,244	$30,748	$371,766

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$18,818	$—	$—	$—
Commodity contracts	$(339)	$—	$—	$—
Cross-currency swaps	$—	$(46,966)	$—	$—
Treasury rate lock contracts	$—	$—	$(272)	$(95)
Swap rate lock contracts	$—	$—	$—	$(594)
	2023
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,322,306	$1,175,550	$30,787	$332,380

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	$1,301	$—	$—	$—
Commodity contracts	$(930)	$—	$—	$—
Cross-currency swaps	$—	$43,812	$—	$—
Treasury rate lock contracts	$—	$—	$(363)	$310
Swap rate lock contracts	$—	$—	$—	$(452)
 The amount of net gain included in Accumulated other comprehensive loss (AOCL) at December 31, 2025, estimated to be reclassified into income over the next 12 months was $68.4 million.

The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments as of December 31 were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles and related products cost of goods sold. Gains and losses on cross- currency swaps, treasury rate lock contracts, and interest rate caps were recorded in Selling, administrative & engineering expense.

	Amount of Gain/(Loss) Recognized in Income
	2025	2024	2023
Foreign currency contracts	$5,706	$(342)	$125
Commodity contracts	(128)	(507)	(1,426)
Cross-currency swaps	(3,466)	—	—
Treasury rate lock contracts	301	—	—
Interest rate caps	(2)	(462)	(1,908)
	$2,411	$(1,311)	$(3,209)
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
The Company has operating lease arrangements for sales and administrative offices, manufacturing and distribution facilities, product testing facilities, equipment and vehicles. The Company’s leases have remaining lease terms ranging from less than 1 year to 40 years, some of which include options to extend the lease term for periods generally not greater than 5 years and some of which include options to terminate the leases within 1 year. Certain leases also include options to purchase the leased asset. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense for the years ended December 31, 2025, 2024, and 2023 was $26.8 million, $28.1 million, and $26.0 million, respectively. This includes variable lease costs related to assets used in manufacturing and distribution processes of approximately $1.7 million, $1.8 million, and $3.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Other variable and short-term lease costs were not material.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2025	2024
Lease assets	$82,542	$63,853

Accrued liabilities	$17,254	$18,658
Lease liabilities	69,425	47,420
	$86,679	$66,078
Future maturities of the Company's operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$21,442
2027	18,957
2028	16,405
2029	14,201
2030	12,438
Thereafter	35,361
Future lease payments	118,804
Present value discount	(32,125)
Lease liabilities	$86,679
Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2025	2024
Cash outflows for amounts included in the measurement of lease liabilities	$23,190	$24,661
ROU assets obtained in exchange for lease obligations, net of modifications	$39,580	$15,558
Weighted-average remaining lease term (in years)	8.00	7.88
Weighted-average discount rate	6.1%	5.6%
10. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following at December 31 (in thousands):

	2025	2024
Unsecured commercial paper	$497,776	$640,204
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following at December 31 (in thousands):

	2025	2024
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$—	$77,381
Asset-backed U.S. commercial paper conduit facility	—	431,846
Asset-backed securitization debt	—	1,956,383
Unamortized discounts and debt issuance costs	—	(6,245)
	—	2,459,365

		2025	2024
Unsecured notes (at par value):
Medium-term notes:
Due in 2025, issued June 2020	3.35%	—	700,000
Due in 2026, issued April 2023(a)	6.36%	821,814	727,104
Due in 2027, issued February 2022	3.05%	500,000	500,000
Due in 2028, issued March 2023	6.50%	—	700,000
Due in 2029, issued June 2024	5.95%	144,903	500,000
Due in 2030, issued March 2025(b)	5.61%	716,152	—
Unamortized discounts and debt issuance costs		(10,906)	(13,091)
		2,171,963	3,114,013
Senior notes:
Due in 2025, issued July 2015	3.50%	—	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000
Unamortized discounts and debt issuance costs		(2,722)	(3,200)
		297,278	746,800
		2,469,241	3,860,813
Long-term debt		2,469,241	6,320,178
Current portion of long-term debt, net		(819,629)	(1,851,513)
Long-term debt, net		$1,649,612	$4,468,665
(a)€700.0 million par value remeasured to U.S. dollar at December 31, 2025 and 2024, respectively.
(b)€610.0 million par value remeasured to U.S. dollar at December 31, 2025.
Future principal payments of the Company's debt obligations as of December 31, 2025 were as follows (in thousands):

2026	$1,319,590
2027	500,000
2028	—
2029	144,903
2030	716,152
Thereafter	300,000
Future principal payments	$2,980,645
Unamortized discounts and debt issuances costs	(13,628)
$2,967,017

Unsecured Commercial Paper – Commercial paper maturities may range up to 365 days from the issuance date. The weighted-average interest rate of outstanding commercial paper balances was 4.49% and 5.13% at December 31, 2025 and 2024, respectively.
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

During June 2025, $700.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full. During November 2024, €600.0 million of 3.14% medium-term notes matured, and the principal and accrued interest were paid in full.
Unsecured Note Redemptions —During November 2025, the Company executed a tender offer for its $700.0 million 6.50% medium-term notes due 2028 and $500.0 million 5.95% medium-term notes due 2029, resulting in $437.1 million and $355.1 million of notes being redeemed, respectively. During December 2025, the Company executed a make-whole redemption resulting in the remaining $262.9 million of medium-term notes due 2028 being redeemed. The Company recognized a loss on extinguishment of $67.6 million, which included unamortized discounts and fees, within Financial services interest expense on the Consolidated statements of operations.
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
On July 1, 2025, the Company entered into a term loan facility that permitted the Company to draw up to $450.0 million on or prior to July 31, 2025. On July 24, 2025, the Company drew $450.0 million under the facility which carried an interest rate of term Secured Overnight Financing Rate (SOFR) plus a margin based on the Company's credit rating. The Company used the proceeds to pay down the principal and interest of the $450.0 million 3.50% senior notes that matured in July 2025. In November 2025, the Company used proceeds from the HDFS Transaction to pay down the principal and interest of the term loan facility in full. The facility included operating and financial covenants that are substantially the same as those described below and applicable under the Global Credit Facilities at the current credit rating levels for the Company's short-term and long-term debt.
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
At December 31, 2025 and 2024, Harley-Davidson Financial Services, Inc. and the Company remained in compliance with all of the then existing covenants.
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
The Company had no assets or liabilities related to on-balance sheet asset-backed financings included in the Consolidated balance sheets at December 31, 2025.
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheets at December 31, 2024 were as follows (in thousands):

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

Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows (in millions):

	2025			2024
	Transfers	Proceeds	Proceeds, net	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—	$—	$—	$—
Second quarter	584.4	500.0	497.8	607.8	550.0	547.6
Third quarter	—	—	—	663.1	600.0	597.6
Fourth quarter	—	—	—	—	—	—
	$584.4	$500.0	$497.8	$1,270.9	$1,150.0	$1,145.2
After deconsolidating certain VIEs in conjunction with the HDFS Transaction, the Company had one on-balance sheet asset-backed securitization remaining that was repaid in full during 2025. There were no on-balance sheet asset-backed securitization secured notes repaid during 2024. For the years ended December 31, 2025 and 2024, interest expense on borrowings on the secured notes was $50.9 million and $92.5 million, respectively, which is included in Financial services interest expense. The weighted average interest rate of the outstanding on-balance sheet asset-backed securitization transactions at December 31, 2024 was 4.85%.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In October 2025, the Company renewed its $1.50 billion revolving credit facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. Availability under the U.S. Conduit Facility is based on, among other things, the amount and credit performance of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. In addition to extending the term of the U.S. Conduit Facility, the October 2025 amendment updated the fee structure and finance receivable take-out provisions to better align with ongoing HDFS funding needs, including for the Forward Flow Agreement that formed part of the HDFS Transaction.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2025, the U.S. Conduit Facility has an expiration date of October 30, 2026.
The Company is the primary beneficiary of its U.S. Conduit Facility VIE because it is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows (in millions):

	2025		2024
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$179.5	$155.0	$334.8	$306.0
Second quarter	—	—	—	—
Third quarter	—	—	—	—
Fourth quarter	—	—	137.5	103.8
	$179.5	$155.0	$472.3	$409.8
For the years ended December 31, 2025 and 2024 interest expense on borrowings under the U.S. Conduit Facility was $22.7 million and $25.4 million, respectively, which is included in the Financial services interest expense. The weighted average interest rate of the outstanding U.S. Conduit Facility was 6.33% at December 31, 2024.

During October 2025, the Company redeemed the remaining $399.5 million of outstanding debt under the U.S. Conduit Facility and recognized a $4.3 million loss on extinguishment within Financial services interest expense on the Consolidated statements of operations.
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of December 31, 2025, the Canadian Conduit had an expiration date of June 30, 2026.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and therefore does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE is limited to the value of the Company's finance receivables held within the VIE. Accordingly, the Company did not have any exposure loss at December 31, 2025.
There were no finance receivable transfers under the Canadian Conduit Facility during the year ended December 31, 2025. Quarterly transfers of Canadian retail motorcycle finance receivables to the Canadian Conduit and the respective proceeds were as follows in 2024 (in millions):

	2024
	Transfers	Proceeds
First quarter	$34.9	$28.6
Second quarter	20.6	16.9
Third quarter	17.9	14.7
Fourth quarter	—	—
	$73.4	$60.2
During October 2025, the Company redeemed the remaining $49.6 million of outstanding debt under the Canadian Conduit Facility and recognized a $0.7 million loss on extinguishment within Financial services interest expense on the Consolidated statements of operations.

For the years ended December 31, 2025 and 2024, interest expense on borrowings on the Canadian Conduit was $2.5 million and $4.0 million, respectively, which is included in Financial services interest expense. The weighted average interest rate of the outstanding Canadian Conduit was 4.48% at December 31, 2024.
Off-Balance Sheet Asset-Backed Financing - During the third quarter of 2025, HDFS completed the sale of certain securitization beneficial interests to two counterparties as part of the HDFS Transaction. As a result, the Company determined that it was no longer the primary beneficiary of the associated VIEs. Accordingly, the VIEs were deconsolidated during the third quarter of 2025 as the transfers of loans that occurred at the inception of each VIE met the criteria for an accounting sale under ASC 860. The sales of the securitization beneficial interests have been aggregated for purposes of the disclosures below.
In conjunction with the sale of these beneficial interests, the Company received $234.6 million cash ($125.4 million, net of restricted cash deconsolidated) and recorded a gain on sale of $27.9 million within Financial services revenue on the Consolidated statements of operations during 2025. Additionally, the Company recorded an investment in a 5% interest in all notes (Retained Notes) previously issued by the VIEs that were deconsolidated, in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Regulation RR). The Company is prevented from transferring the Retained Notes due to risk retention rules in Regulation RR. The Company also retained an investment in 5% of the residual cash flows of the deconsolidated VIEs (Residual Interests). The investments in Retained Notes and Residual Interests, which are collectively the retained securitization beneficial interests, are recorded within Other current assets and Other long-term assets on the Consolidated balance sheets. The Company had no other assets or liabilities related to its continuing involvement with the off-balance sheet VIEs as of December 31, 2025. Refer to Note 12 of the Notes to Consolidated financial statements for further information about the valuation and classification of these investments.
Cash flows from the Residual Interests, if any, arise from collections on U.S. retail motorcycle loans sold to the securitization trust, less servicing fees, credit losses, and contracted payment obligations owed to securitization trust investors. The investments in Residual Interests and investments in Retained Notes balances are classified as available for sale (AFS) securities and, accordingly, are held at fair value remeasured through OCI in the Consolidated statements of comprehensive income until realized. Unrealized losses are reclassified to Financial services revenue on the Consolidated statements of operations if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of the unrealized loss. Realized gains or losses are recorded in Financial services revenue on the Consolidated statements of operations. The Company evaluates the investments in Residual Interests and investments in Retained Notes for impairment on a quarterly basis. Cash flows from the Residual Interests and Retained Notes are presented within Collections of retained securitization beneficial interests on the Consolidated statement of cash flows. The Company's interest in residual cash flows is subject primarily to the credit risk and prepayment risk inherent in the underlying finance receivables. Retained Notes have a stated principal and interest rate and are senior securities within the VIEs. As the Company participates in and does not consolidate the off-balance sheet VIEs, the maximum exposure to loss associated with these VIEs, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $78.3 million at December 31, 2025.
The Company retained servicing rights on the U.S. retail motorcycle loans within the deconsolidated VIEs for which it will receive servicing fees of 1% per annum. The servicing fees paid to the Company are considered adequate compensation for the services provided and therefore no servicing asset or liability has been recorded. Servicing and related fee income is included in Financial services revenue on the Consolidated statements of operations as earned. The Company recorded $8.5 million from contractually-specified servicing, late, and ancillary fees during the year ended December 31, 2025.
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

Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, were as follows (in thousands):

	2025
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,693,739	$2,553,850	$139,889	$—
Marketable securities	31,513	31,513	—	—
Derivative financial instruments	108,435	—	108,435	—
Investments in Retained Notes	68,130	—	68,130	—
Investments in Residual Interests	10,156	—	—	10,156
	2,911,973	2,585,363	316,454	10,156
Liabilities:
Derivative financial instruments	$6,494	$—	$6,494	$—
LiveWire warrants	1,901	1,244	657	—
	$8,395	$1,244	$7,151	$—

	2024
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,275,561	$1,000,933	$274,628	$—
Marketable securities	32,070	32,070	—	—
Derivative financial instruments	19,839	—	19,839	—
	$1,327,470	$1,033,003	$294,467	$—
Liabilities:
Derivative financial instruments	$35,020	$—	$35,020	$—
LiveWire warrants	1,549	1,013	536	—
	$36,569	$1,013	$35,556	$—
The following table presents the reconciliation for all Level 3 assets measured at fair value on a recurring basis (in thousands):

Investments in Residual Interests
Fair value at December 31, 2024(a)	$—
Initial Fair Value	12,348
Investment Proceeds	(2,336)
Realized gain reclassified from Other Comprehensive Loss to earnings	81
Unrealized gain included in Other Comprehensive Loss	63
Fair value at December 31, 2025	$10,156
(a)    No assets or liabilities were measured using Level 3 inputs as of December 31, 2024 or 2023 so the prior period reconciliation has been excluded.
Investments in Retained Notes and Residual Interests – As discussed in Note 11 of the Notes to Consolidated financial statements, the Company recorded investments in Retained Notes and Residual Interests in off-balance sheet VIEs. The initial fair value of the Retained Notes was $88.6 million and was estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs). The initial fair value of the Residual Interests was $12.3 million based on a discounted cash flow calculation using the key assumptions below (Level 3 inputs). Both investments are classified as AFS securities and, accordingly, are held at fair value remeasured through OCI in the Statements of comprehensive income.

The initial and current period fair values of the Residual Interests were calculated using the following ranges of key assumptions:

	Initial Fair Value	December 31, 2025
Recovery rate on defaulted receivables	50.00%	50.00%
Prepayment speed	1.40%	1.40%
Expected cumulative lifetime losses	1.56% - 2.65%	2.01%- 3.21%
Weighted-average life (in years)	0.85 - 2.49	0.96 - 2.46
Residual cash flows discount rate	15.00%	15.00%
The weighted average of the key assumptions utilized in calculating the initial and current period fair values of the Residual Interests were as follows:

	Initial Fair Value	December 31, 2025
Recovery rate on defaulted receivables	50.00%	50.00%
Prepayment speed	1.40%	1.40%
Expected cumulative lifetime losses	2.33%	2.47%
Weighted-average life (in years)	1.91	1.87
Residual cash flows discount rate	15.00%	15.00%
Additionally, the fair value assumes that the Company, as servicer, does not exercise its option to purchase the underlying receivables at the earliest distribution date on which it is permitted to do so.
The sensitivity of the fair value to immediate adverse changes in the key assumptions for the investment in Residual Interests at December 31, 2025 is as follows (dollars in thousands):

December 31, 2025
Fair value of Residual Interests	$10,156

Prepayment speed
Impact on fair value of a 1.5% absolute prepayment speed adverse change	$(94)
Impact on fair value of a 1.6% absolute prepayment speed adverse change	$(186)
Expected cumulative lifetime losses
Impact on fair value of a 25 bps adverse change	$(183)
Impact on fair value of a 50 bps adverse change	$(365)
Residual cash flows discount rate
Impact on fair value of a 25 bps adverse change	$(44)
Impact on fair value of a 50 bps adverse change	$(88)
The sensitivity of the fair value to immediate adverse changes in the key assumptions for the investment in Retained Notes at December 31, 2025 is as follows (dollars in thousands):

December 31, 2025
Fair value of Retained Notes	$68,130
Weighted-average life (in years)	1.86
Discount rate
Impact on fair value of a 50 bps adverse change	$(300)
Impact on fair value of a 100 bps adverse change	$(613)
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
The table below summarizes the unrealized positions for Residual Interests and Retained Notes (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Fair Value
Residual Interests	$10,109	$47	$10,156
Retained Notes	68,001	129	$68,130
Total Beneficial Interests	$78,110	$176	$78,286

The table below provides information regarding certain cash flows that were received from all motorcycle loan off-balance sheet securitized trusts during the twelve months ended December 31, 2025 (in thousands):

Proceeds from sale of residual interests (a)	$234,617
Servicing, late, and ancillary fees received	8,521
Collections of retained securitization beneficial interests	$23,722
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
Nonrecurring Fair Value Measurements – Repossessed inventory was $4.2 million and $27.1 million at December 31, 2025 and 2024, respectively, for which the fair value adjustment was an increase of $2.5 million and a decrease of $18.4 million, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.

Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company’s Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost at December 31, were as follows (in thousands):

	2025		2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables held for sale, net	$268,111	$264,238	$—	$—
Finance receivables held for investment, net (a)	$1,665,453	$1,653,372	$7,342,319	$7,288,294
Liabilities:
Deposits, net	$537,136	$536,644	$555,902	$550,586
Debt:
Unsecured commercial paper	$497,776	$497,776	$640,204	$640,204
Asset-backed U.S. commercial paper conduit facilities	$—	$—	$431,846	$431,846
Asset-backed Canadian commercial paper conduit facility	$—	$—	$77,381	$77,381
Asset-backed securitization debt	$—	$—	$1,955,006	$1,950,138
Medium-term notes	$2,195,390	$2,171,963	$3,127,710	$3,114,013
Senior notes	$241,057	$297,278	$683,624	$746,800
(a)     Excludes $47.6 million estimated recovery amount included in the allowance for credit losses. Refer to Note 6 of the Notes to the Consolidated financial statements for additional information.
Finance Receivables held for sale, net - The carrying value of retail finance receivables held for sale is the lower of amortized cost or fair value. The fair value of finance receivables held for sale was based on the estimated selling price of the receivables (Level 2 inputs).
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

	2025	2024	2023
Balance, beginning of period	$71,591	$64,144	$75,960
Warranties issued during the period	42,945	47,388	45,374
Settlements made during the period	(59,618)	(63,645)	(67,084)
Recalls and changes to pre-existing warranty liabilities	18,207	23,704	9,894
Balance, end of period	$73,125	$71,591	$64,144
The liability for recall campaigns was $24.7 million, $21.0 million and $18.9 million at December 31, 2025, 2024 and 2023, respectively.
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
Obligations and Funded Status:
The changes in the benefit obligation, fair value of plan assets and the funded status of the Company’s pension and SERPA plans and the postretirement healthcare plans as of the Company’s measurement dates of December 31, were as follows (in thousands):

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of period	$1,506,747	$1,568,277	$191,747	$206,506
Service cost	3,854	4,698	2,571	2,892
Interest cost	82,006	80,478	10,470	10,775
Actuarial loss / (gains)	15,059	(41,748)	(17,916)	(15,269)
Plan participant contributions	—	—	488	564
Special early retirement benefits	—	1,722	—	—
Plan amendments	—	5,601	—	—
Benefits paid	(113,359)	(112,281)	(15,106)	(13,721)
Settlements	(531)	—	—	—
Benefit obligation, end of period	1,493,776	1,506,747	172,254	191,747

	Pension and SERPA Benefits		Postretirement Healthcare Benefits
	2025	2024	2025	2024
Change in plan assets:
Fair value of plan assets, beginning of period	1,839,779	1,901,824	244,490	225,167
Return on plan assets	154,449	49,572	40,909	28,067
Plan participant contributions	—	—	488	564
Benefits paid	(112,780)	(111,617)	(9,382)	(9,308)
Fair value of plan assets, end of period	1,881,448	1,839,779	276,505	244,490
Funded status of the plan	$387,672	$333,032	$104,251	$52,743

Funded status as recognized on the Consolidated balance sheets:
Pension and postretirement assets	$397,107	$342,569	$149,196	$98,256
Accrued liabilities	(1,245)	(1,176)	—	—
Pension and postretirement liabilities	(8,190)	(8,361)	(44,945)	(45,513)
	$387,672	$333,032	$104,251	$52,743

Amounts included in Accumulated other comprehensive loss, net of tax:
Prior service credits	$5,452	$6,597	$7,638	$8,087
Actuarial losses (gains)	304,523	310,065	(101,711)	(75,603)
	$309,975	$316,662	$(94,073)	$(67,516)

During 2025, actuarial losses related to the obligation for pension and SERPA benefits were due primarily to a decrease in the discount rate. During 2024, actuarial gains related to the obligation for pension and SERPA benefits were due primarily to an increase in the discount rate and changes in other demographic assumptions.
During 2025, actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to better than expected trends in Retirement Health Care Account (RHCA) drawdowns and claims costs, partially offset by a decrease in the discount rate. During 2024, actuarial gains related to the obligation for postretirement healthcare benefits were due primarily to an increase in the discount rate and better than expected trends in claim costs and RHCA drawdowns, partially offset by changes in other demographic assumptions.
The funded status of the qualified pension plan and the SERPA plans are combined above. The SERPA plans had projected benefit obligations (PBO) and accumulated benefit obligations (ABO) in excess of the fair value of plan assets at December 31, as presented below (in thousands):

	2025	2024
Plans with PBO in excess of fair value of plan assets:
PBO	$9,435	$9,537
Fair value of plan assets	$—	$—

Plans with ABO in excess of fair value of plan assets:
ABO	$9,417	$9,516
Fair value of plan assets	$—	$—
The total ABO for all the Company's pension and SERPA plans combined was $1.49 billion and $1.51 billion as of December 31, 2025 and 2024, respectively.

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

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$3,854	$4,698	$5,174	$2,571	$2,892	$3,184
Interest cost	82,006	80,478	81,911	10,470	10,775	11,089
Expected return on plan assets	(131,195)	(132,574)	(146,076)	(18,699)	(17,696)	(17,124)
Amortization of unrecognized:
Prior service credit	1,520	751	751	595	595	(665)
Net loss	(696)	(650)	(722)	(5,476)	(4,999)	(4,388)
Settlement (gain) loss	(145)	1,722	(759)	—	—	—
Net periodic benefit cost	$(44,656)	$(45,575)	$(59,721)	$(10,539)	$(8,433)	$(7,904)
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
Assumptions:
Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, were as follows:

	Pension and SERPA Benefits			Postretirement Healthcare Benefits
	2025	2024	2023	2025	2024	2023
Assumptions for benefit obligations:
Discount rate	5.55%	5.65%	5.31%	5.39%	5.63%	5.36%
Rate of compensation increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Assumptions for net periodic benefit cost:
Discount rate	5.65%	5.31%	5.45%	5.63%	5.36%	5.42%
Expected return on plan assets	6.40%	6.20%	6.80%	7.66%	7.46%	7.48%
Rate of compensation increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Plan Assets:
Pension Plan Assets – The Company’s investment objective is to ensure assets are sufficient to pay benefits while mitigating the volatility of retirement plan assets or liabilities recorded in the balance sheet. The Company mitigates volatility through asset diversification and partial asset/liability matching. The investment portfolio for the Company's pension plan assets contains a diversified blend of equity and fixed-income investments. The Company’s current overall targeted asset allocation as a percentage of total market value was 25% equities and 75% fixed-income and cash. Assets are rebalanced regularly to keep the actual allocation in line with targets. Equity holdings primarily include investments in small-, medium- and large-cap companies in the U.S., investments in developed and emerging foreign markets and other investments such as private equity and real estate. Fixed-income holdings consist of U.S. government and agency securities, state and municipal bonds, corporate bonds from diversified industries and foreign obligations. In addition, cash equivalent balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.

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
The following tables present the fair values of the plan assets related to the Company’s pension and postretirement healthcare plans within the fair value hierarchy as defined in Note 1. Equity holdings are primarily exchange-traded and are valued based on quoted prices for identical securities. Fixed income holdings are generally measured at fair value using quoted prices for identical or similar securities. Certain assets measured are valued at fair value using the net asset value practical expedient and are not classified in the fair value hierarchy. The fair values of the Company’s pension plan assets at December 31, 2025 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$34,593	$34,593	$—
Equity holdings:
U.S. companies	190,782	190,751	31
Foreign companies	47	47	—
Pooled equity funds	240,729	195,964	44,765
	431,558	386,762	44,796
Fixed-income holdings:
U.S. Treasuries	63,413	63,413	—
Federal agencies	1,086	—	1,086
Corporate bonds	508,778	—	508,778
Pooled fixed income funds	769,289	—	769,289
Foreign bonds	66,135	—	66,135
Municipal bonds	6,224	—	6,224
	1,414,925	63,413	1,351,512
Plan assets subject to fair value leveling	1,881,076	$484,768	$1,396,308

Plan assets measured at net asset value:
Private equity investments	—
Real estate investments	372
	372
	$1,881,448
Included in the pension plan assets are 1,273,592 shares of the Company’s common stock with a market value of $26.1 million at December 31, 2025.

The fair values of the Company’s postretirement healthcare plan assets at December 31, 2025 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$2,434	$2,434	$—
Equity holdings:
U.S. companies	96,608	96,608	—
Foreign companies	39,889	39,889	—
Pooled equity funds	59,039	44,571	14,468
	195,536	181,068	14,468
Fixed-income holdings:
U.S. Treasuries	234	234	—
Federal agencies	4	—	4
Corporate bonds	1,871	—	1,871
Pooled fixed income funds	60,318	15,807	44,511
Foreign bonds	243	—	243
Municipal bonds	23	—	23
	62,693	16,041	46,652
Plan assets subject to fair value leveling	260,663	$199,543	$61,120

Plan assets measured at net asset value:
Limited partnership interests	$15,604
Real estate investments	238
	$276,505

The fair values of the Company’s pension plan assets at December 31, 2024 were as follows (in thousands):

	Balance	Level 1	Level 2
Cash and cash equivalents	$26,111	$26,111	$—
Equity holdings:
U.S. companies	190,113	190,058	55
Foreign companies	32	32	—
Pooled equity funds	237,473	135,631	101,842
	427,618	325,721	101,897
Fixed-income holdings:
U.S. Treasuries	120,028	120,028	—
Federal agencies	11,271	—	11,271
Corporate bonds	694,002	—	694,002
Pooled fixed income funds	463,769	—	463,769
Foreign bonds	86,071	—	86,071
Municipal bonds	10,020	—	10,020
	1,385,161	120,028	1,265,133
Plan assets subject to fair value leveling	1,838,890	$471,860	$1,367,030

Plan assets measured at net asset value:
Private equity investments	334
Real estate investments	555
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
	$244,490
For 2026, the Company’s overall expected long-term rate of return is 6.30% for pension assets and 7.40% for postretirement healthcare plan assets. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based on historical returns adjusted to reflect the current view of the long-term investment market.
Postretirement Healthcare Cost:
The weighted-average healthcare cost trend rates used in determining the accumulated postretirement benefit obligation of the healthcare plans were as follows:

	2025	2024
Healthcare cost trend rate for next year	6.27%	6.89%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2033	2033
Future Contributions and Benefit Payments:
Based on the funded status of the qualified pension plan, there is no requirement for the Company to make contributions to the qualified pension plan in 2026. The Company expects that 2026 postretirement healthcare plan benefits and benefits due under the SERPA plans will be paid by the Company or, in the case of postretirement healthcare plan benefits, partially funded with plan assets.

The Company's future expected benefit payments as of December 31, 2025 were as follows (in thousands):

	Pension Benefits	SERPA Benefits	Postretirement Healthcare Benefits
2026	$119,495	$1,278	$16,203
2027	$119,851	$1,102	$16,330
2028	$117,972	$941	$16,601
2029	$119,046	$818	$16,673
2030	$119,558	$802	$16,418
2031-2035	$573,837	$3,394	$76,352
Defined Contribution Plans:
The Company has various defined contribution benefit plans that in total cover substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 401(k) tax deferral option. The Company makes additional contributions to the plans on behalf of the employees and expensed $27.8 million, $32.4 million and $30.5 million during 2025, 2024 and 2023, respectively related to the contributions.
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
Product Liability Matter – In August 2024, a jury awarded approximately $288 million in damages to the plaintiffs in a product lawsuit against the Company. In November 2024, the award for damages was reduced to $81 million. The Company appealed and subsequently settled and fully resolved this matter during the third quarter of 2025, resulting in no remaining liability.
Supply Matters – During the second quarter of 2022, the Company received information from a Tier 2 supplier, Proterial Cable America, Inc. (PCA f/k/a Hitachi Cable America, Inc.), concerning a potential regulatory compliance matter relating to PCA's brake hose assemblies. As a result, out of an abundance of caution, the Company suspended all vehicle assembly and shipments for approximately two weeks during the second quarter of 2022. Since then, the Company has been working through the regulatory compliance matter with PCA, the Company’s relevant Tier-1 suppliers, and the National Highway Traffic Safety Administration (NHTSA), the agency responsible for brake hose assembly compliance in the United States.
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
16. Share-Based Awards
The Company has share-based compensation plans which were approved by its shareholders in April 2020 and May 2021 (the Plans) under which its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, aspirational performance shares and nonqualified stock options. RSUs generally vest ratably over a three-year period. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets and include a vesting component based on a Total Shareholder Return (TSR) relative to a peer group. Aspirational performance shares would have been earned only to the extent the aspirational share price goals for the Company's stock were achieved by December 31, 2025. If a share price goal had been met, then 50% of the associated aspirational performance shares would have vested and the remaining would have 50% vested on the one-year anniversary of the date on which the share price goal was achieved. The aspirational share price goals were not met by December 31, 2025, so the shares did not vest. Dividend or dividend equivalents are paid on RSUs, performance shares and aspirational shares that ultimately vest. At December 31, 2025, there were 2.2 million shares of common stock available for future awards under the Plans.
The Company recognizes the cost of its share-based awards in the Consolidated statements of operations. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Forfeitures for share-based awards are estimated at the grant date and adjusted when it is likely to change. Share-based award expense is recognized on a straight-line basis over the service period for RSUs and for awards with performance conditions. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total share-based award compensation expense recognized by the Company during 2025, 2024 and 2023 was $31.7 million, $49.0 million and $82.9 million, respectively, or $23.9 million, $37.5 million and $63.4 million net of taxes, respectively.

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
Performance Share Grants:

	February 2025	February 2024	February 2023
Expected volatility	39.1%	40.3%	53.9%
Risk-free interest rate	4.14%	4.18%	4.08%
Aspirational Share Grants:

August 2022
Expected volatility	54.5%
Risk-free interest rate	3.23%
The activity for these awards for the year ended December 31, 2025 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	3,974	$27
Granted	1,642	$27
Vested	(598)	$40
Forfeited	(2,777)	$22
Nonvested, end of period	2,241	$30
As of December 31, 2025, there was $26.3 million of unrecognized compensation cost related to RSUs and performance shares settled in stock, net of estimated forfeitures, that is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units - Settled in Cash – RSUs settled in cash are recorded in the Consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date. The activity for these awards for the year ended December 31, 2025 was as follows (in thousands, except for per share amounts):

	Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	200	$32
Granted	145	$27
Vested	(98)	$32
Forfeited	(19)	$29
Nonvested, end of period	228	$21

17. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss for the years ended December 31, were as follows (in thousands):

	2025
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(91,102)	$7,542	$—	$(249,146)	$(332,706)
Other comprehensive income, before reclassifications	68,227	117,994	294	48,321	234,836
Income tax expense	(3,119)	(27,922)	(51)	(11,911)	(43,003)
	65,108	90,072	243	36,410	191,833
Reclassifications:
Net gains on derivative financial instruments	—	(148,388)	—	—	(148,388)
Net gains on available for sale securities	—	—	(67)	—	(67)
Prior service credits(a)	—	—	—	2,115	2,115
Actuarial gains(a)	—	—	—	(6,172)	(6,172)
Settlement gains(a)	—	—		(145)	(145)
Reclassifications before tax	—	(148,388)	(67)	(4,202)	(152,657)
Income tax benefit	—	35,357	—	1,036	36,393
	—	(113,031)	(67)	(3,166)	(116,264)
Other comprehensive income (loss)	65,108	(22,959)	176	33,244	75,569
Balance, end of period	$(25,994)	$(15,417)	$176	$(215,902)	$(257,137)

	2024
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(68,739)	$(6,601)	$—	$(229,622)	$(304,962)
Other comprehensive loss, before reclassifications	(26,257)	(11,084)	—	(21,212)	(58,553)
Income tax benefit	3,894	2,816	—	4,981	11,691
	(22,363)	(8,268)	—	(16,231)	(46,862)
Reclassifications:
Net losses on derivative financial instruments	—	29,448	—	—	29,448
Prior service credits(a)	—	—	—	1,346	1,346
Actuarial gains(a)	—	—	—	(5,649)	(5,649)
Reclassifications before tax	—	29,448	—	(4,303)	25,145
Income tax (expense) benefit	—	(7,037)	—	1,010	(6,027)
	—	22,411	—	(3,293)	19,118
Other comprehensive (loss) income	(22,363)	14,143	—	(19,524)	(27,744)
Balance, end of period	$(91,102)	$7,542	$—	$(249,146)	$(332,706)

	2023
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(80,271)	$(10,440)	$—	$(251,218)	$(341,929)
Other comprehensive income, before reclassifications	11,845	48,583	—	34,005	94,433
Income tax expense	(313)	(11,322)	—	(7,984)	(19,619)
	11,532	37,261	—	26,021	74,814
Reclassifications:
Net gains on derivative financial instruments	—	(43,678)	—	—	(43,678)
Prior service credits(a)	—	—	—	86	86
Actuarial gains(a)	—	—	—	(5,110)	(5,110)
Settlement gains(a)	—	—	—	(759)	(759)
Reclassifications before tax	—	(43,678)	—	(5,783)	(49,461)
Income tax benefit	—	10,256	—	1,358	11,614
	—	(33,422)	—	(4,425)	(37,847)
Other comprehensive income	11,532	3,839	—	21,596	36,967
Balance, end of period	$(68,739)	$(6,601)	$—	$(229,622)	$(304,962)
(a)Amounts reclassified are included in the computation of net periodic benefit cost, discussed further in Note 14.
18. Reportable Segments and Geographic Information
The Company’s reportable segments and significant segment expenses are determined based on how the Company’s Chief Operating Decision Maker (CODM) assesses performance and decides how to allocate resources for the Company.
The Company’s President and Chief Executive Officer is the Company’s CODM. Operating income is the measure of profit and loss used by the CODM to assess performance and to decide how to allocate resources for each of the Company’s reportable segments.
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
LiveWire sells electric motorcycles, electric bikes, parts and accessories and apparel in the United States and certain international markets. Electric motorcycles, related parts and accessories and apparel are sold at wholesale to a network of independent dealers and at retail through a company-owned dealer, through online sales and direct to customers through select international partners primarily in Europe. Electric bikes and related parts and accessories are sold through independent retail partners and distributors and direct to consumers online.
HDFS is engaged in the business of financing and servicing wholesale inventory receivables and retail consumer loans, primarily for the purchase of Harley-Davidson and LiveWire motorcycles. HDFS also works with certain unaffiliated third parties to provide motorcycle insurance and voluntary protection products to motorcycle owners. HDFS conducts business principally in the U.S. and Canada.

Selected segment information is set forth below for the years ended December 31 (in thousands):

	2025	2024	2023
HDMC:
Revenue	$3,578,308	$4,121,906	$4,844,594
Motorcycles and related products cost of goods sold	2,711,716	2,967,068	3,278,052
Gross profit	866,592	1,154,838	1,566,542
Selling, administrative and engineering expense:
People expenses(a)	342,336	364,416	417,109
Marketing and advertising expenses(b)	158,250	123,811	124,551
Other segment items(c)	394,737	388,767	363,731
Operating income	(28,731)	277,844	661,151
LiveWire:
Revenue	25,671	26,358	38,298
Motorcycles and related products cost of goods sold	30,105	38,872	44,254
Gross profit	(4,434)	(12,514)	(5,956)
Selling, administrative and engineering expense	70,582	97,125	110,853
Operating loss	(75,016)	(109,639)	(116,809)
HDFS:
Financial services revenue	869,196	1,038,538	953,586
Financial services interest expense	388,636	371,766	332,380
Financial services provision for credit losses	(191,392)	247,225	227,158
Selling and administrative expense	181,570	171,125	159,306
Operating income	490,382	248,422	234,742
Operating income	$386,635	$416,627	$779,084
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
Additional segment information is set forth below as of December 31 (in thousands):

	HDMC	LiveWire	HDFS	Consolidated
2025:
Assets	$3,866,701	$146,518	$4,031,596	$8,044,815
Depreciation and amortization	$152,872	$10,141	$9,358	$172,371
Capital expenditures	$148,859	$3,811	$1,009	$153,679
2024:
Assets	$3,630,710	$147,960	$8,102,909	$11,881,579
Depreciation and amortization	$141,275	$10,041	$9,357	$160,673
Capital expenditures	$186,639	$8,068	$1,856	$196,563
2023:
Assets	$3,644,016	$266,404	$8,230,134	$12,140,554
Depreciation and amortization	$143,355	$5,832	$8,925	$158,112
Capital expenditures	$188,863	$13,462	$5,079	$207,404

Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31 (in thousands):

	2025	2024	2023
HDMC revenue(a):
United States	$2,404,505	$2,814,482	$3,289,227
EMEA	538,781	584,490	637,492
Canada	161,449	210,526	220,158
Japan	112,376	128,432	200,539
Australia and New Zealand	105,855	119,949	127,352
Other countries	255,342	264,027	369,826
	$3,578,308	$4,121,906	$4,844,594
LiveWire revenue(a):
United States	19,053	21,461	31,483
International	6,618	4,897	6,815
	$25,671	$26,358	$38,298
HDFS revenue(a):
United States	$843,453	$1,006,574	$922,758
Canada	12,775	21,167	18,220
Europe	8,056	6,503	7,343
Other countries	4,912	4,294	5,265
	$869,196	$1,038,538	$953,586
Long-lived assets(b):
United States	$613,500	$640,837	$644,620
Thailand	115,726	113,094	82,197
Other countries	20,998	3,141	4,907
	136,724	116,235	87,104
	$750,224	$757,072	$731,724
(a)Revenue is attributed to geographic regions based on location of customer.
(b)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes and finance receivables.

19. Supplemental Consolidating Data
The supplemental consolidating data includes separate legal entity data for the Company's financial services entities, including Harley-Davidson Financial Services, Inc. and its subsidiaries, (Financial Services Entities) and all other Harley-Davidson, Inc. entities (Non-Financial Services Entities). The supplemental consolidating data is presented to highlight the separate financial statement impacts of the Company's financial services entities and its non-financial services entities. The income statement information presented below differs from reportable segment income statement information due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data for 2025 is as follows (in thousands):

	Year Ended December 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$3,621,606	$—	$(17,627)	$3,603,979
Financial services	—	872,042	(2,846)	869,196
	3,621,606	872,042	(20,473)	4,473,175
Costs and expenses:
Motorcycles and related products cost of goods sold	2,741,821	—	—	2,741,821
Financial services interest expense	—	388,636	—	388,636
Financial services provision for credit losses	—	(191,392)	—	(191,392)
Selling, administrative and engineering expense	968,952	199,197	(20,674)	1,147,475
	3,710,773	396,441	(20,674)	4,086,540
Operating income	(89,167)	475,601	201	386,635
Other income, net	61,270	—	—	61,270
Investment income	1,044,270	—	(1,000,000)	44,270
Interest expense	33,444	—	—	33,444
Income before income taxes	982,929	475,601	(999,799)	458,731
Income tax provision	6,213	123,364	—	129,577
Net income	976,716	352,237	(999,799)	329,154
Less: (income) loss attributable to noncontrolling interests	9,584	—	—	9,584
Net income attributable to Harley-Davidson, Inc.	$986,300	$352,237	$(999,799)	$338,738

	Year Ended December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,157,275	$—	$(9,011)	$4,148,264
Financial services	—	1,040,203	(1,665)	1,038,538
	4,157,275	1,040,203	(10,676)	5,186,802
Costs and expenses:
Motorcycles and related products cost of goods sold	3,005,940	—	—	3,005,940
Financial services interest expense	—	371,766	—	371,766
Financial services provision for credit losses	—	247,225	—	247,225
Selling, administrative and engineering expense	976,028	180,137	(10,921)	1,145,244
	3,981,968	799,128	(10,921)	4,770,175
Operating income	175,307	241,075	245	416,627
Other income, net	72,295	—	—	72,295
Investment income	258,964	—	(200,000)	58,964
Interest expense	30,748	—	—	30,748
Income before income taxes	475,818	241,075	(199,755)	517,138
Income tax provision	15,197	56,766	—	71,963
Net income	460,621	184,309	(199,755)	445,175
Less: (income) loss attributable to noncontrolling interests	10,182	—	—	10,182
Net income attributable to Harley-Davidson, Inc.	$470,803	$184,309	$(199,755)	$455,357

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$4,891,449	$—	$(8,557)	$4,882,892
Financial services	—	955,810	(2,224)	953,586
	4,891,449	955,810	(10,781)	5,836,478
Costs and expenses:
Motorcycles and related products cost of goods sold	3,322,306	—	—	3,322,306
Financial services interest expense	—	332,380	—	332,380
Financial services provision for credit losses	—	227,158	—	227,158
Selling, administrative and engineering expense	1,018,670	167,861	(10,981)	1,175,550
	4,340,976	727,399	(10,981)	5,057,394
Operating income	550,473	228,411	200	779,084
Other income, net	71,808	—	—	71,808
Investment income	246,771	—	(200,000)	46,771
Interest expense	30,787	—	—	30,787
Income before income taxes	838,265	228,411	(199,800)	866,876
Income tax provision	125,356	46,474	—	171,830
Net income	712,909	181,937	(199,800)	695,046
Less: (income) loss attributable to noncontrolling interests	11,540	—	—	11,540
Net income attributable to Harley-Davidson, Inc.	$724,449	$181,937	$(199,800)	$706,586

	Year Ended December 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$976,716	$352,237	$(999,799)	$329,154
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	59,020	6,088	—	65,108
Derivative financial instruments	(18,532)	(4,427)	—	(22,959)
Unrealized gain on available for sale securities	—	176		176
Pension and postretirement benefit plans	33,244	—	—	33,244
	73,732	1,837	—	75,569
Comprehensive income	1,050,448	354,074	(999,799)	404,723
Less: Comprehensive loss attributable to noncontrolling interests	6,524	—	—	6,524
Comprehensive income attributable to Harley-Davidson, Inc.	$1,056,972	$354,074	$(999,799)	$411,247

	Year Ended December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$460,621	$184,309	$(199,755)	$445,175
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,039)	(9,324)	—	(22,363)
Derivative financial instruments	16,621	(2,478)	—	14,143
Pension and postretirement benefit plans	(19,524)	—	—	(19,524)
	(15,942)	(11,802)	—	(27,744)
Comprehensive income	444,679	172,507	(199,755)	417,431
Less: Comprehensive loss attributable to noncontrolling interests	10,182	—	—	10,182
Comprehensive income attributable to Harley-Davidson, Inc.	$454,861	$172,507	$(199,755)	$427,613

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$712,909	$181,937	$(199,800)	$695,046
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,619	1,913	—	11,532
Derivative financial instruments	919	2,920	—	3,839
Pension and postretirement benefit plans	21,596	—	—	21,596
	32,134	4,833	—	36,967
Comprehensive income	745,043	186,770	(199,800)	732,013
Less: Comprehensive loss attributable to noncontrolling interests	11,540	—	—	11,540
Comprehensive income attributable to Harley-Davidson, Inc.	$756,583	$186,770	$(199,800)	$743,553

	December 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,314,917	$1,776,827	$—	$3,091,744
Accounts receivable, net	288,183	164	(62,587)	225,760
Finance receivables held for sale, net	—	264,238	—	264,238
Finance receivables held for investment, net	—	981,926	—	981,926
Inventories, net	730,898	—	—	730,898
Other current assets	196,406	142,880	(46,903)	292,383
	2,530,404	3,166,035	(109,490)	5,586,949
Finance receivables held for investment, net	—	719,060	—	719,060
Property, plant and equipment, net	745,451	4,773	—	750,224
Pension and postretirement assets	546,303	—	—	546,303
Goodwill	63,913	—	—	63,913
Deferred income taxes	61,956	12,939	(1,103)	73,792
Lease assets	80,124	2,418	—	82,542
Other long-term assets	217,416	126,371	(121,755)	222,032
	$4,245,567	$4,031,596	$(232,348)	$8,044,815
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366,507	$85,317	$(62,587)	$389,237
Accrued liabilities	477,041	241,577	(46,661)	671,957
Short-term deposits, net	—	280,095	—	280,095
Short-term debt	—	497,776	—	497,776
Current portion of long-term debt, net	—	819,629	—	819,629
	843,548	1,924,394	(109,248)	2,658,694
Long-term deposits, net	—	256,549	—	256,549
Long-term debt, net	297,278	1,352,334	—	1,649,612
Lease liabilities	67,497	1,928	—	69,425
Pension and postretirement liabilities	53,135	—	—	53,135
Deferred income taxes	2,267	3,239	—	5,506
Other long-term liabilities	138,410	55,080	1,554	195,044
Commitments and contingencies (Note 15)
Shareholders’ equity	2,843,432	438,072	(124,654)	3,156,850
	$4,245,567	$4,031,596	$(232,348)	$8,044,815

	December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,105,663	$483,945	$—	$1,589,608
Accounts receivable, net	294,776	65	(60,526)	234,315
Finance receivables held for investment, net	—	2,031,496	—	2,031,496
Inventories, net	745,793	—	—	745,793
Restricted cash	—	135,661	—	135,661
Other current assets	273,791	63,608	(77,635)	259,764
	2,420,023	2,714,775	(138,161)	4,996,637
Finance receivables held for investment, net	—	5,256,798	—	5,256,798
Property, plant and equipment, net	743,875	13,197	—	757,072
Pension and postretirement assets	440,825	—	—	440,825
Goodwill	61,655	—	—	61,655
Deferred income taxes	88,734	88,109	(1,017)	175,826
Lease assets	60,628	3,225	—	63,853
Other long-term assets	221,694	26,805	(119,586)	128,913
	$4,037,434	$8,102,909	$(258,764)	$11,881,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,314	$83,930	$(60,526)	$298,718
Accrued liabilities	515,830	155,437	(77,307)	593,960
Short-term deposits, net	—	173,099	—	173,099
Short-term debt	—	640,204	—	640,204
Current portion of long-term debt, net	449,831	1,401,682	—	1,851,513
	1,240,975	2,454,352	(137,833)	3,557,494
Long-term deposits, net	—	377,487	—	377,487
Long-term debt, net	296,969	4,171,696	—	4,468,665
Lease liabilities	44,520	2,900	—	47,420
Pension and postretirement liabilities	53,874	—	—	53,874
Deferred income taxes	15,765	1,124	—	16,889
Other long-term liabilities	139,373	60,123	1,754	201,250
Commitments and contingencies (Note 15)
Shareholders’ equity	2,245,958	1,035,227	(122,685)	3,158,500
	$4,037,434	$8,102,909	$(258,764)	$11,881,579

	Year Ended December 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$976,716	$352,237	$(999,799)	$329,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,013	9,358	—	172,371
Amortization of deferred loan origination costs	—	45,165	—	45,165
Amortization of financing origination fees	2,465	11,087	—	13,552
Income related to long-term employee benefits	(55,195)	—	—	(55,195)
Employee benefit plan contributions and payments	(6,835)	—	—	(6,835)
Stock compensation expense	29,580	2,169	—	31,749
Net change in wholesale finance receivables related to sales	—	—	64,461	64,461
Provision for credit losses	—	(191,392)	—	(191,392)
Collections from finance receivables held for sale	—	28,979	—	28,979
Proceeds from sale of finance receivables held for sale	—	552,670	—	552,670
Originations and purchases of finance receivables held for sale	—	(844,232)	—	(844,232)
Gain on sale of securitization beneficial interests	—	(27,867)	—	(27,867)
Loss on sale of finance receivables	—	11,378	—	11,378
Loss on debt extinguishment	—	72,630	—	72,630
Deferred income taxes	5,937	78,120	86	84,143
Other, net	6,799	26,576	(201)	33,174
Changes in current assets and liabilities:
Accounts receivable, net	30,585	—	2,061	32,646
Finance receivables - accrued interest and other	—	43,786	—	43,786
Inventories, net	47,577	—	—	47,577
Accounts payable and accrued liabilities	22,072	66,849	36,635	125,556
Other current assets	60,801	(24,616)	(30,733)	5,452
	306,799	(139,340)	72,309	239,768
Net cash provided by operating activities	1,283,515	212,897	(927,490)	568,922

	Year Ended December 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from investing activities:
Capital expenditures	(152,670)	(1,009)	—	(153,679)
Origination of finance receivables held for investment	—	(4,932,753)	2,379,178	(2,553,575)
Collections of finance receivables held for investment	—	5,101,887	(2,451,688)	2,650,199
Proceeds from sale of finance receivables initially held for investment	—	3,685,613	—	3,685,613
Proceeds from sale of securitization beneficial interests, net	—	125,369	—	125,369
Collections of retained securitization beneficial interests	—	23,722	—	23,722
Other investing activities	1,126	—	—	1,126
Net cash (used) provided by investing activities	(151,544)	4,002,829	(72,510)	3,778,775

Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088	—	647,088
Repayments of medium-term notes	—	(1,815,368)	—	(1,815,368)
Proceeds from term loan	448,013	—	—	448,013
Repayments of term loan	(450,000)	—	—	(450,000)
Repayment of senior unsecured notes	(450,000)	—	—	(450,000)
Proceeds from securitization debt	—	497,790	—	497,790
Repayments of securitization debt	—	(781,141)	—	(781,141)
Borrowings of asset-backed commercial paper	—	155,000	—	155,000
Repayments of asset-backed commercial paper	—	(671,526)	—	(671,526)
Net decrease in unsecured commercial paper	—	(141,600)	—	(141,600)
Capital contribution from third parties	—	46,600	—	46,600
Net decrease in deposits	—	(14,711)	—	(14,711)
Dividends paid	(86,388)	(1,000,000)	1,000,000	(86,388)
Repurchase of common stock	(353,270)	—	—	(353,270)
Share repurchases not yet settled	(40,000)	—	—	(40,000)
Other financing activities	(789)	2	—	(787)
Net cash used by financing activities	(932,434)	(3,077,866)	1,000,000	(3,010,300)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,717	3,776	—	13,493
Net increase in cash, cash equivalents and restricted cash	$209,254	$1,141,636	$—	$1,350,890

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,105,663	$635,191	$—	$1,740,854
Net increase in cash, cash equivalents and restricted cash	209,254	1,141,636	—	1,350,890
Cash, cash equivalents and restricted cash, end of period	$1,314,917	$1,776,827	$—	$3,091,744

	Year Ended December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$460,621	$184,309	$(199,755)	$445,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,316	9,357	—	160,673
Amortization of deferred loan origination costs	—	70,745	—	70,745
Amortization of financing origination fees	721	13,242	—	13,963
Provision for long-term employee benefits	(54,008)	—	—	(54,008)
Employee benefit plan contributions and payments	(5,078)	—	—	(5,078)
Stock compensation expense	46,960	2,045	—	49,005
Net change in wholesale finance receivables related to sales	—	—	46,884	46,884
Provision for credit losses	—	247,225	—	247,225
Deferred income taxes	(21,136)	(4,811)	(329)	(26,276)
Other, net	17,289	25	(244)	17,070
Changes in current assets and liabilities:
Accounts receivable, net	107,088	—	(87,310)	19,778
Finance receivables - accrued interest and other	—	36	—	36
Inventories, net	164,609	—	—	164,609
Accounts payable and accrued liabilities	(27,273)	(73,795)	45,632	(55,436)
Other current assets	(110,404)	9,818	70,054	(30,532)
	270,084	273,887	74,687	618,658
Net cash provided by operating activities	730,705	458,196	(125,068)	1,063,833
Cash flows from investing activities:
Capital expenditures	(194,707)	(1,856)	—	(196,563)
Origination of finance receivables held for investment	—	(6,464,892)	2,825,613	(3,639,279)
Collections of finance receivables held for investment	—	6,340,885	(2,900,545)	3,440,340
Other investing activities	8,172	—	4,000	12,172
Net cash used by investing activities	(186,535)	(125,863)	(70,932)	(383,330)

	Year Ended December 31, 2024
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	495,856	—	495,856
Repayments of medium-term notes	—	(660,780)	—	(660,780)
Proceeds from securitization debt	—	1,145,211	—	1,145,211
Repayments of securitization debt	—	(1,078,248)	—	(1,078,248)
Borrowings of asset-backed commercial paper	—	469,986	—	469,986
Repayments of asset-backed commercial paper	—	(258,077)	—	(258,077)
Net decrease in unsecured commercial paper	—	(237,340)	—	(237,340)
Net increase in deposits	—	102,119	—	102,119
Dividends paid	(91,224)	(200,000)	200,000	(91,224)
Repurchase of common stock	(459,829)	—	—	(459,829)
Other financing activities	11	4,000	(4,000)	11
Net cash used by financing activities	(551,042)	(217,273)	196,000	(572,315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,865)	(1,280)	—	(16,145)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(21,737)	$113,780	$—	$92,043
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,127,400	$521,411	$—	$1,648,811
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,737)	113,780	—	92,043
Cash, cash equivalents and restricted cash, end of period	$1,105,663	$635,191	$—	$1,740,854

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$712,909	$181,937	$(199,800)	$695,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,187	8,925	—	158,112
Amortization of deferred loan origination costs	—	85,018	—	85,018
Amortization of financing origination fees	709	12,499	—	13,208
Provision for long-term employee benefits	(67,624)	—	—	(67,624)
Employee benefit plan contributions and payments	(5,736)	—	—	(5,736)
Stock compensation expense	79,311	3,590	—	82,901
Net change in wholesale finance receivables related to sales	—	—	(387,743)	(387,743)
Provision for credit losses	—	227,158	—	227,158
Deferred income taxes	(26,720)	(3,663)	324	(30,059)
Other, net	(18,480)	(21,033)	(200)	(39,713)
Changes in current assets and liabilities:
Accounts receivable, net	(42,312)	—	30,869	(11,443)
Finance receivables - accrued interest and other	—	(339)	—	(339)
Inventories, net	21,257	—	—	21,257
Accounts payable and accrued liabilities	(21,957)	67,635	(17,108)	28,570
Other current assets	(11,283)	(5,482)	3,039	(13,726)
	56,352	374,308	(370,819)	59,841
Net cash provided by operating activities	769,261	556,245	(570,619)	754,887
Cash flows from investing activities:
Capital expenditures	(202,325)	(5,079)	—	(207,404)
Origination of finance receivables held for investment	—	(7,284,431)	3,410,889	(3,873,542)
Collections of finance receivables held for investment	—	6,611,092	(3,040,270)	3,570,822
Other investing activities	(4,680)	—	2,500	(2,180)
Net cash used by investing activities	(207,005)	(678,418)	373,119	(512,304)

	Year Ended December 31, 2023
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	1,446,304	—	1,446,304
Repayments of medium-term notes	—	(1,056,680)	—	(1,056,680)
Proceeds from securitization debt	—	1,045,547	—	1,045,547
Repayments of securitization debt	—	(1,193,526)	—	(1,193,526)
Borrowings of asset-backed commercial paper	—	42,429	—	42,429
Repayments of asset-backed commercial paper	—	(237,370)	—	(237,370)
Net increase in unsecured commercial paper	—	107,146	—	107,146
Net increase in deposits	—	129,855	—	129,855
Dividends paid	(96,310)	(200,000)	200,000	(96,310)
Repurchase of common stock	(363,987)	—	—	(363,987)
Other financing activities	1,946	2,500	(2,500)	1,946
Net cash (used) provided by financing activities	(458,351)	86,205	197,500	(174,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,697	—	—	1,697
Net increase (decrease) in cash, cash equivalents and restricted cash	$105,602	$(35,968)	$—	$69,634
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,021,798	$557,379	$—	$1,579,177
Net increase (decrease) in cash, cash equivalents and restricted cash	105,602	(35,968)	—	69,634
Cash, cash equivalents and restricted cash, end of period	$1,127,400	$521,411	$—	$1,648,811
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer and Chief Commercial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer and Chief Commercial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer and Chief Commercial Officer, as appropriate, to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm – The attestation report required under this Item 9A is contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm.
Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On November 14, 2025, Paul Krause, Chief Legal, Compliance and Corporate Affairs Officer, adopted a written plan for the sale of Harley-Davidson, Inc. common stock that Mr. Krause intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Krause's written plan provides for the sale of up to 3,127 shares of Harley-Davidson, Inc. common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) July 28, 2026; or (2) the date on which an aggregate of 3,127 shares of Harley-Davidson, Inc. common stock have been sold.
During the three months ended December 31, 2025, no other director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information to be included in the Company’s definitive proxy statement for the 2026 annual meeting of shareholders (the Proxy Statement) under the captions Questions and Answers about the Company – Who are our executive officers for SEC purposes?, Corporate Governance – Audit and Finance Committee, Proposal 1: Election of Directors and Director Independence, and Audit and Finance Committee Report is incorporated by reference herein.
The information on beneficial ownership reporting compliance will be contained under the caption Stock Ownership Information - Security Ownership of Certain Beneficial Owners, Officers, and Directors and Delinquent Section 16(A) Reporting in our 2026 proxy statement and is incorporated herein by reference.
The Company has adopted the Harley-Davidson, Inc. Code of Conduct which is applicable to all employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Company has posted a copy of the Harley-Davidson, Inc. Code of Conduct on the Company’s website at http://investor.harley-davidson.com/. The Company intends to satisfy the disclosure requirements under Item 5.05 of the Securities and Exchange Commission’s Current Report on Form 8-K regarding amendments to, or waivers from, the Harley-Davidson, Inc. Code of Conduct by posting such information on its website at www.harley-davidson.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
The information to be included in the Proxy Statement under the captions Our Executive Officers, Compensation Discussion and Analysis and Human Resources Committee Report on Executive Compensation is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information to be included in the Proxy Statement under the caption Stock Ownership Information of Certain Beneficial Owners, Officers and Directors is incorporated by reference herein.
The following table provides information about the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan approved by shareholders:
Management employees	500,000	$36.63	2,197,127
Plan not approved by shareholders:
Non-employee Board of Directors	—	$—	316,762
	500,000		2,513,889
Documents for the Company’s equity compensation plans have been filed with the Securities and Exchange Commission on a timely basis and included in the list of exhibits to this Annual Report on Form 10-K.
Under the Company’s management plan, its Board of Directors may grant to employees share-based awards including restricted stock units (RSUs), performance shares, aspirational performance shares and nonqualified stock options. RSUs vest ratably over a three-year period. Performance shares include a three-year performance period with vesting based on achievement of internal performance targets and, beginning with the 2021 grant, include a vesting component based on a Total Shareholder Return (TSR) relative to a peer group. Aspirational performance shares would have been earned only to the extent the aspirational share price goals for the Company's stock were achieved by December 31, 2025. If a share price goal had been met, then 50% of the associated aspirational performance shares would have vested and the remaining 50% vested on the one-year anniversary of the date on which the share price goal was achieved. The aspirational share price goals were not met by December 31, 2025, so the shares did not vest. Dividend or dividend equivalents are paid on RSUs, performance shares and aspirational shares that ultimately vest. Stock options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and for grants made prior to 2021 vest ratably over a three-year period with the first one-third of the grant becoming exercisable one year after the date of grant. Stock options granted under the Plan in 2021 include a service component to vest and a market condition to become exercisable. The 2021 stock options expire 10 years from the grant date or, if the grantee's employment ceases prior to December 31, 2023, 6 years from the grant date. Stock options granted prior to 2021 expire 10 years from the date of grant.
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
In May 2025, the Human Resources Committee of the Company's Board of Directors approved updated stock ownership guidelines (Ownership Guidelines). The Ownership Guidelines stipulate that all Directors hold five times their annual retainer in shares of common stock, the Chief Executive Officer hold six times his or her base salary in shares of common stock or certain rights to acquire common stock and Senior Management Leaders and other Senior leaders (Senior Executives) hold from one time to three times of their base salary in shares of common stock, or certain rights to acquire common stock, depending on their level. The Directors, the Chief Executive Officer and Senior Executives are only eligible to sell 50% of the net shares that vest for them after January 1, 2025 until they reach their ownership requirement. Restricted stock, RSUs, shares held in 401(k) accounts, deferred stock units and shares of common stock held directly count toward satisfying the guidelines for common stock ownership.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information to be included in the Company's Proxy Statement under the captions Certain Transactions and Corporate Governance – Director Independence are incorporated by reference herein.
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
Item 16. Form 10-K Summary
None.

HARLEY-DAVIDSON, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$3,354	$2,082	$2,887
Provision charged to expense	3,245	1,548	46
Reserve adjustments	211	(96)	54
Write-offs, net of recoveries	(1,049)	(180)	(905)
Balance, end of period	$5,761	$3,354	$2,082
Finance receivables - Allowance for credit losses
Balance, beginning of period	$401,183	$381,966	$358,711
Provision for credit losses	(191,392)	247,225	227,158
Charge-offs, net of recoveries	(132,009)	(228,008)	(203,903)
Sale of residual interests in securitizations	(75,547)	—	—
Balance, end of period	$2,235	$401,183	$381,966
Inventories - Allowance for obsolescence(a)
Balance, beginning of period	$84,628	$110,246	$84,587
Provision charged to expense	7,352	19,138	45,093
Reserve adjustments	1,374	(608)	519
Write-offs, net of recoveries	(23,525)	(44,148)	(19,953)
Balance, end of period	$69,829	$84,628	$110,246
Deferred tax assets - Valuation allowance
Balance, beginning of period	$59,313	$48,516	$40,878
Adjustments	35,267	10,797	7,638
Balance, end of period	$94,580	$59,313	$48,516

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

4.1	5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent 2020 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 1-9183))
4.2	Amendment No. 2 to 5-Year Credit Agreement, dated as of April 1, 2020, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the 5-Year Credit Agreement, dated as of April 6, 2018, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as among other things, global administrative agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 1-9183))
4.3	Officers' Certificate, dated June 8, 2020, pursuant to Sections 102 and 301 of the Indenture, dated March 4, 2011, with the form of 3.350% Medium-Term Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 1-9183))
4.4	Officers' Certificate, dated July 28, 2015 establishing the form of 3.500% Senior Notes due 2025 and 4.625% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on From 8-K dated July 28, 2015 (File No. 1-9183))
4.5	Indenture, dated as of March 4, 2011, among Harley-Davidson Financial Services, Inc., Issuer, Harley-Davidson Credit Corp., Guarantor, and Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2011 (File No. 1-9183))
4.6	Indenture, dated July 28, 2015, by and between Harley-Davidson, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 28, 2015 (File No. 1-9183))
4.7	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-9183))
4.8
Officers' Certificate, dated February 14, 2022, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 3.050% Medium-Term Notes due 2027 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 9183))

4.9
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

4.10
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

4.11
Officers' Certificate, dated March 10, 2023, pursuant to Sections 102 and 301 of the Indenture, dated December 18, 2020, with the form of 6.50% Medium-Term Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-9183))

4.12
Officers' Certificate, dated April 3, 2023, pursuant to a fiscal agency agreement dated April 5, 2023, with the form of 5.125% Guaranteed Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 1-9183))

4.13
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
4.14
Third Amended and Restated 7-Year Credit Agreement, dated as of April 12, 2024, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JP Morgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the Second Amended and Restated 7-Year Credit Agreement, dated April 7, 2022, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JP Morgan Chase Bank, N.A., as among other things, global administrating agent (incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-09183))

4.15
Officers' Certificate, dated June 11, 2024, pursuant to Sections 2.02 and 3.01 of the Indenture, dated December 18, 2020, with the form of 5.950% Medium-Term Notes due 2029 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-09183))

4.16
Officers' Certificate, dated March 12, 2025, pursuant to a fiscal agency agreement dated March 12, 2025, with the form of 4.000% Guaranteed Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-09183))

4.17
Term Loan Agreement, dated July 1, 2025 among Harley-Davidson, Inc. as borrower and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-09183))

10.1*	Harley-Davidson, Inc. 2009 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on April 25, 2009 filed on April 3, 2009 (File No. 1-9183))
10.2*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2026

10.3*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2026

10.4*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2026

10.5*
Amended and Restated Harley-Davidson, Inc. 2014 Incentive Stock Plan as amended effective January 25, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-9183))

10.6*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2024 (incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-9183))

10.7*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2024 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-9183))

10.8*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2025 (incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-9183))

10.9*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2025 (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-9183))

10.10*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2025 (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-9183))

10.11*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2024 (incorporated herein by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-09183))

10.12*	Harley-Davidson, Inc. 2020 Incentive Stock Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 21, 2020 filed on April 9, 2020 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.13*	Form of Notice of Grant of Stock Options and Option Agreement of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan to Mr. Zeitz (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.14*	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special Retention), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Special International Retention), Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (All-US), and Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (All-International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2021 (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.15*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2021 (incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-9183))
10.16*
Amended and Restated Harley-Davidson, Inc. Director Stock Plan as amended effective May 14, 2025 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.17*
Director Compensation Policy approved September 23, 2025 (incorporated herein by reference from Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.18*	Harley-Davidson Retiree Insurance Allowance Plan, as amended and restated effective January 1, 2016 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-9183))
10.19*	Harley-Davidson Pension Benefit Restoration Plan as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))
10.20*	Deferred Compensation Plan for Nonemployee Directors as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-9183))
10.21*	Harley-Davidson Management Deferred Compensation Plan as amended and restated effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 (File No. 1-9183))
10.22*	Amended and Restated Harley-Davidson, Inc. Employee Incentive Plan as amended effective January 1, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 (File No. 1-9183))
10.23*	Executive Severance Plan with amendments through December 3, 2025.
10.24*
Form of Transition Agreement between the Registrant and each of Messrs. Krause, Root, and Koval and Ms. Termaat (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 1-9183))

10.25*
President and Chief Executive Officer letter agreement dated July 30, 2025 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2025 (File No 1-09183))

10.26	Settlement Agreement, dated March 27, 2020, by and among Harley-Davidson, Inc., and Impala Master Fund Ltd. and Impala Asset Management LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 30, 2020 (File No. 1-9183))
10.27*	Amended and restated Harley-Davidson, Inc. 2020 Incentive Stock Plan ( incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 12, 2022 filed on April 1, 2022 (File No. 1-9183))
10.28*	Harley-Davidson, Inc. 2022 Aspirational Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on May 12, 2022 filed on April 1, 2022 (File No. 1-9183))
10.29*	Form of Notice of Award of Performance Shares and Performance Shares Agreement (Aspirational Incentive Stock Plan - Non-CEO Award), Form of Notice of Award of Performance Shares and Performance Shares Agreement (Aspirational Incentive Stock Plan - CEO Award) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 25, 2022 (File No. 1-9183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.30*
Form of Notice of Award of Performance Shares and Performance Shares Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023 (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-9183))

10.31*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023 (incorporated herein by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-09183))

10.32*
Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit Agreement (Standard International) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in February 2023 (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-9183))

10.33#
Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC (Incorporated by reference to Exhibit 10.1 to the Form 8-K, filed by Harley-Davidson Motorcycle Trust 2025-A on August 5, 2025 (File No. 333-285406)).

10.34#
Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Residuals Purchaser 1 LLC (Incorporated by reference to Exhibit 10.2 on Form 8-K, filed by Harley-Davidson Motorcycle Trust 2025-A on August 5, 2025 (File No. 333-285406)).

10.35#
Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Residuals Purchaser 2 LLC (Incorporated by reference to Exhibit 10.3 on Form 8-K, filed by Harley-Davidson Motorcycle Trust 2025-A on August 5, 2025 (File No. 333-285406)).

10.36#
Back Book Purchase and Sale Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Trust (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.37#
Master Purchase and Sale Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Trust (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.38#
Omnibus Amendment, dated as of August 20, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Trust. (Incorporated herein by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed November 6, 2025 (File No 001-09183))

10.39#
Subscription Agreement, dated July 30, 2025, between Harley-Davidson Financial Services, Inc. and KKR Morrow OpCo Aggregator LLC (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.40#
Servicing Agreement, dated July 30, 2025, between KKR Morrow Trust and Harley-Davidson Credit Corp. (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.41#
Second Amendment to Purchase Agreements, and First Amendment to Servicing Agreement, and Waiver with Respect to Back Book Purchase Agreement, dated as of October 30, 2025 between Harley-Davidson Credit Corp. and KKR Morrow Trust (Incorporated herein by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed November 6, 2025 (File No 001-09183))

10.42#	Stockholders Agreement, between Harley-Davidson Financial Services, Inc, Harley-Davidson, Inc., and KKR Morrow OpCo Aggregator LLC., dated October 31, 2025
10.43#
Back Book Purchase and Sale Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.44#
Master Purchase and Sale Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.45#
Omnibus Amendment, dated as of August 20, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC. (Incorporated herein by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed November 6, 2025 (File No 001-09183))

10.46#	Second Amendment to Master Purchase and Sale Agreement and Waiver with Respect to Back Book Purchase and Sale Agreement, dated as of October 31, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC (Incorporated herein by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K filed November 6, 2025 (File No 001-09183))

*    Represents a management contract or compensatory plan, contract or arrangement in which a Director or named executive officer of the Company participated.
#     Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

INDEX TO EXHIBITS [Items 15(a)(3) and 15(c)]
Exhibit No.	Description
10.47#	Assignment and Assumption Agreement as to Back Book Purchase and Sale Agreement, Dated as of October 31, 2025
10.48#
Subscription Agreement, dated July 30, 2025, between Harley-Davidson Financial Services, Inc. and Cavendish LLC (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.49#	Assignment and Assumption Agreement as to Subscription Agreement, dated as of October 31, 2025
10.50#
Servicing Agreement, dated July 30, 2025, between Cavendish LLC and Harley-Davidson Credit Corp. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

10.51#	Assignment and Assumption Agreement as to Servicing Agreement, dated as of October 31, 2025, by and between Cavendish LLC and HDL Trust, by UMB Bank, National Association
10.52#	Assignment and Assumption Agreement as to Servicing Agreement, dated as of October 31, 2025, by and between Cavendish LLC and Cavendish FF LLC
10.53#	Assignment and Assumption Agreement as to Servicing Agreement, dated as of October 31, 2025, by and between Cavendish FF LLC and HDL FF Trust 1, by UMB Bank, National Association
10.54#	Amended and Restated Servicing Agreement, dated October 31, 2025, between HDL Trust, HDL Funding LLC, and UMB Bank, National Association and Harley-Davidson Credit Corp.
10.55#	Servicing Agreement, dated October 31, 2025, between HDL FF Trust 1, HDL Forward Funding 1, LLC, and UMB Bank, National Association and Harley-Davidson Credit Corp.
10.56#	Stockholders Agreement, dated October 31, 2025, between Harley-Davidson Financial Services, Inc, Harley-Davidson, Inc., and Investors.
10.57	Form of Investment Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 15, 2021 (File No. 1-9183))
19
Harley-Davidson, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 1-9183))

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

HARLEY-DAVIDSON, INC.
By:	/s/ Artie Starrs
Artie Starrs
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Name	Title

/s/ Artie Starrs	President and Chief Executive Officer
Artie Starrs	(Principal executive officer)

/s/ Jonathan R. Root	Chief Financial Officer and Chief Commercial Officer
Jonathan R. Root	(Principal financial officer)

/s/ Bryan A. Beck	Chief Accounting Officer
Bryan A. Beck	(Principal accounting officer)

/s/ Troy Alstead	Director and Chair of the Board
Troy Alstead

/s/ James Duncan Farley, Jr.	Director
James Duncan Farley, Jr.

/s/ Lori Flees	Director
Lori Flees

/s/ Allan Golston	Director
Allan Golston

/s/ Rafeh Masood	Director
Rafeh Masood

/s/ Daniel J. Nova	Director
Daniel J. Nova

/s/ Matthew J. Reintjes	Director
Matthew J. Reintjes

/s/ Maryrose Sylvester	Director
Maryrose Sylvester