Form 10-Q
period 2026-03-31
HARLEY-DAVIDSON, INC.
filed 2026-05-06
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 105,268,302 shares of common stock as of April 30, 2026.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Revenue:
Motorcycles and related products	$1,060,587	$1,084,248
Financial services	111,944	244,961
	1,172,531	1,329,209
Costs and expenses:
Motorcycles and related products cost of goods sold	794,133	770,785
Financial services interest expense	39,297	88,934
Financial services provision for credit losses	13,153	53,334
Selling, administrative and engineering expense	302,454	255,657
	1,149,037	1,168,710
Operating income	23,494	160,499
Other income, net	13,477	16,273
Investment income	8,696	8,941
Interest expense	3,570	7,686
Income before income taxes	42,097	178,027
Income tax provision	17,974	47,230
Net income	24,123	130,797
Less: Loss attributable to noncontrolling interests	650	2,307
Net income attributable to Harley-Davidson, Inc.	$24,773	$133,104
Earnings per share:
Basic	$0.23	$1.07
Diluted	$0.22	$1.07
Cash dividends per share	$0.1875	$0.18
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Net income	$24,123	$130,797
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(27,384)	7,365
Derivative financial instruments	12,892	(12,065)
Unrealized (loss) on available for sale securities	(392)	—
Pension and postretirement benefit plans	(83)	(777)
	(14,967)	(5,477)
Comprehensive income	9,156	125,320
Less: Comprehensive loss attributable to noncontrolling interests	650	2,307
Comprehensive income attributable to Harley-Davidson, Inc.	$9,806	$127,627
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2026	December 31, 2025	March 31, 2025
ASSETS
Cash and cash equivalents	$1,805,068	$3,091,744	$1,931,175
Accounts receivable, net	285,786	225,760	313,334
Finance receivables held for sale, net	426,792	264,238	—
Finance receivables held for investment, net of allowance of $2,069, $5,591, and $72,565	1,187,550	981,926	2,286,672
Inventories, net	622,189	730,898	712,312
Restricted cash	—	—	150,132
Other current assets	415,301	292,383	253,687
Current assets	4,742,686	5,586,949	5,647,312
Finance receivables held for investment, net of allowance (recovery) of $19,527, $(7,826), and $320,613	827,061	719,060	5,112,935
Property, plant and equipment, net	720,206	750,224	750,619
Pension and postretirement assets	558,540	546,303	454,359
Goodwill	63,443	63,913	62,347
Deferred income taxes	67,351	73,792	159,040
Lease assets	81,523	82,542	63,405
Other long-term assets	184,851	222,032	132,364
	$7,245,661	$8,044,815	$12,382,381
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$459,358	$389,237	$443,129
Accrued liabilities	773,196	671,957	662,673
Short-term deposits, net	248,642	280,095	178,376
Short-term debt	498,685	497,776	498,500
Current portion of long-term debt, net	498,246	819,629	1,839,100
Current liabilities	2,478,127	2,658,694	3,621,778
Long-term deposits, net	228,996	256,549	334,954
Long-term debt, net	1,134,865	1,649,612	4,963,261
Lease liabilities	68,426	69,425	47,967
Pension and postretirement liabilities	52,257	53,135	53,104
Deferred income taxes	5,518	5,506	17,015
Other long-term liabilities	197,337	195,044	170,612
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,735	1,726	1,726
Additional paid-in-capital	1,860,411	1,790,175	1,797,814
Retained earnings	3,720,641	3,717,408	3,575,241
Accumulated other comprehensive loss	(272,104)	(257,137)	(338,183)
Treasury stock, at cost	(2,246,496)	(2,111,504)	(1,854,419)
Total Harley-Davidson, Inc. shareholders' equity	3,064,187	3,140,668	3,182,179
Noncontrolling interest	15,948	16,182	(8,489)
Total equity	3,080,135	3,156,850	3,173,690
	$7,245,661	$8,044,815	$12,382,381

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	March 31, 2026	December 31, 2025	March 31, 2025
Balances held by consolidated variable interest entities (Note 10):
Finance receivables held for investment, net - current	$—	$—	$588,679
Other assets	$—	$—	$7,152
Finance receivables held for investment, net - non-current	$—	$—	$1,979,564
Restricted cash - current and non-current	$—	$—	$159,301
Current portion of long-term debt, net	$—	$—	$672,202
Long-term debt, net	$—	$—	$1,517,803
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Net cash (used) provided by operating activities (Note 6)	$(228,021)	$141,534
Cash flows from investing activities:
Capital expenditures	(31,792)	(29,973)
Origination of finance receivables held for investment	(368,839)	(736,801)
Collections from finance receivables held for investment	246,701	827,998
Collection of retained securitization beneficial interests	10,261	—
Proceeds from derivative instruments	51,574	—
Other investing activities	91	171
Net cash (used) provided by investing activities	(92,004)	61,395
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088
Repayments of medium-term notes	(810,950)	—
Repayments of securitization debt	—	(292,671)
Borrowings of asset-backed commercial paper	—	155,000
Repayments of asset-backed commercial paper	—	(65,004)
Net increase (decrease) in unsecured commercial paper	2,364	(140,778)
Net decrease in deposits	(59,193)	(37,439)
Dividends paid	(21,540)	(22,921)
Repurchase of common stock	(70,018)	(93,095)
Other financing activities	—	5
Net cash (used) provided by financing activities	(959,337)	150,185
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,314)	3,299
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,286,676)	$356,413

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$3,091,744	$1,740,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,286,676)	356,413
Cash, cash equivalents and restricted cash, end of period	$1,805,068	$2,097,267

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,805,068	$1,931,175
Restricted cash	—	150,132
Restricted cash included in Other long-term assets	—	15,960
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,805,068	$2,097,267
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2025	172,580,640	$1,726	$1,790,175	$3,717,408	$(257,137)	$(2,111,504)	$3,140,668	$16,182	$3,156,850
Net income (loss)	—	—	—	24,773	—	—	24,773	(650)	$24,123
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(14,967)	—	(14,967)	—	$(14,967)
Dividends ($0.1875 per share)	—	—	—	(21,540)	—	—	(21,540)	—	$(21,540)
Repurchase of common stock	—	—	64,658	—	—	(135,951)	(71,293)	—	$(71,293)
Share-based compensation and other	900,848	9	5,578	—	—	959	6,546	416	6,962
Balance, March 31, 2026	173,481,488	1,735	1,860,411	3,720,641	(272,104)	(2,246,496)	3,064,187	15,948	3,080,135
	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2024	171,982,732	$1,720	$1,792,523	$3,465,058	$(332,706)	$(1,760,548)	$3,166,047	$(7,547)	$3,158,500
Net income (loss)	—	—	—	133,104	—	—	133,104	(2,307)	$130,797
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,477)	—	(5,477)	—	$(5,477)
Dividends ($0.1800 per share)	—	—	—	(22,921)	—	—	(22,921)	—	$(22,921)
Repurchase of common stock	—	—	—	—	—	(93,871)	(93,871)	—	$(93,871)
Share-based compensation and other	576,785	6	5,291	—	—	—	5,297	1,365	$6,662
Balance, March 31, 2025	172,559,517	1,726	1,797,814	3,575,241	(338,183)	(1,854,419)	3,182,179	(8,489)	$3,173,690
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $0.1 million and $9.4 million for the three month periods ended March 31, 2026 and March 31, 2025, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of March 31, 2026 and March 31, 2025, the Consolidated statements of operations for the three month periods then ended, the Consolidated statements of comprehensive income for the three month periods then ended, the Consolidated statements of cash flows for the three month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods ended March 31, 2026 and March 31, 2025.
Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reporting. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity prices, and yield curves. The Company uses the market approach to derive the fair value for its Level 2 fair value measurements. Foreign currency contracts, commodity contracts, and cross-currency swaps are valued using quoted forward rates and prices; interest rate caps are valued using quoted interest rates and yield curves; Retained Notes (as defined below) are valued based on pricing currently available for transactions with similar terms and maturities; LiveWire warrants, including public (Level 1) and private placement (Level 2) warrants, are valued using the closing market price of the public warrants as the private placement warrants have terms and provisions that are identical to those of the public warrants.
Level 3 inputs are not observable in the market and include the Company's judgments about the assumptions market participants would use in pricing the asset or liability.

2. New Accounting Standards
Accounting Standards Recently Adopted
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to reduce complexity related to estimating expected credit losses for current accounts receivable and current contract asset balances accounted for under Topic 606 Revenue from Contracts with Customers. The main provision of ASU 2025-05 applicable to the Company provides a practical expedient that allows all entities to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses accounted for under Topic 606. The Company early adopted ASU 2025-05 on December 31, 2025 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the allowance for doubtful accounts.
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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The main provisions of ASU 2025-10 require that a government grant received by business entities should not be recognized until it is probable that the conditions attached to the grant will be met and the grant will be received and grants to be presented in the financial statements in a manner that depicts the nature of the assistance and the related costs the grants are intended to offset. The amendments in ASU 2025-10 can be applied using one of the following three transition approaches: (i) modified prospective approach to government grants entered into on or after the effective date and government grants not completed as of the effective date, (ii) modified retrospective approach to government grants entered into on or after the beginning of the earliest period presented and government grants not completed as of the beginning of the earliest period presented, or (iii) retrospective approach to all government grants through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented. This guidance is effective for annual periods beginning after December 15, 2028, and interim periods within those annual reporting periods, with early adoption permitted. The Company is still evaluating the impact ASU 2025-10 will have on the Company's consolidated financial statements and related disclosures.

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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
HDMC:
Motorcycles	$836,294	$863,863
Parts and accessories	142,243	143,433
Apparel	57,313	57,322
Licensing	6,048	3,058
Other	13,573	13,829
	1,055,471	1,081,505
LiveWire	5,116	2,743
Motorcycles and related products revenue	1,060,587	1,084,248

HDFS:
Interest income	50,062	209,469
Other	61,882	35,492
Financial services revenue	111,944	244,961
	$1,172,531	$1,329,209
The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract which generally relate to the sale of memberships and certain licensing and insurance-related contracts, including unearned premiums collected by Eaglemark Insurance Company Ltd., the Company's insurance captive. Contract liabilities are recognized as revenue as the Company performs under the contract. Contract liabilities, included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets, was as follows (in thousands):

	March 31, 2026	March 31, 2025
Balance, beginning of period	$95,807	$56,753
Balance, end of period	$97,144	$67,145
Previously recorded contract liabilities recognized as revenue in the three months ended March 31, 2026 and March 31, 2025 were $12.0 million and $8.4 million, respectively. The Company expects to recognize approximately $36.2 million of the remaining unearned revenue over the next 12 months and $60.9 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2026 was 42.7% compared to 26.5% for the three months ended March 31, 2025. The increase in the effective income tax rate was attributable to discrete items recorded in the first quarter of 2026 as well as a decrease in income before income taxes and changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2026	March 31, 2025
Net income attributable to Harley-Davidson, Inc.	$24,773	$133,104

Basic weighted-average shares outstanding	110,016	123,947
Effect of dilutive securities	752	777
Diluted weighted-average shares outstanding	110,768	124,724
Net earnings per share:
Basic	$0.23	$1.07
Diluted	$0.22	$1.07
The Company's dilutive securities include those relating to its employee stock compensation plan. In addition, non-controlling interest holders (the counterparties) hold securities representing in the aggregate a 9.8% non-controlling interest in the HDFS business that can be exchanged for Harley-Davidson, Inc. common stock. The securities related to the HDFS non-controlling interests can be exchanged for Harley-Davidson, Inc. common stock based on the 30-day volume weighted average price of the Company's common stock and a multiple of approximately 1.75x HDFS' equity carrying value. The non-controlling interest holders may exchange their interests beginning in the fourth quarter of 2032 or in the event of a change of control of Harley-Davidson, Inc. The number of shares received by the non-controlling interest holders cannot exceed 4.9% of the outstanding Harley-Davidson, Inc. common stock. Starting in the fourth quarter of 2028, the Company has the right to repurchase the counterparties' ownership interests in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' HDFS ownership in an individual year. The securities related to the HDFS non-controlling interests had not been issued in the first quarter of 2025 and were anti-dilutive in the first quarter of 2026.
Shares of common stock related to share-based compensation and related to securities representing a 9.8% non-controlling interest in the HDFS business that can be exchanged for Harley-Davidson, Inc. common stock that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 5.2 million and 2.4 million shares for the three months ended March 31, 2026 and March 31, 2025, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
Mutual funds	$30,434	$31,513	$30,496
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

	March 31, 2026	December 31, 2025	March 31, 2025
Raw materials and work in process	$303,163	$338,744	$318,169
Motorcycle finished goods	359,531	434,044	407,231
Parts and accessories and apparel	102,039	97,674	118,805
Inventory at lower of FIFO cost or net realizable value	764,733	870,462	844,205
Excess of FIFO over LIFO cost	(142,544)	(139,564)	(131,893)
	$622,189	$730,898	$712,312
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $477.6 million, $536.6 million, and $513.3 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of March 31, 2026 were as follows (in thousands):

2026	198,079
2027	203,382
2028	28,041
2029	27,120
2030	19,790
Thereafter	1,990
Future maturities	478,402
Unamortized fees	(764)
$477,638

Operating Cash Flow – The reconciliation of Net income to Net cash provided by operating activities was as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$24,123	$130,797
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	44,139	41,704
Amortization of deferred loan origination costs	2,153	15,856
Amortization of financing origination fees	1,351	3,269
Income related to long-term employee benefits	(11,686)	(13,763)
Employee benefit plan contributions and payments	(1,535)	(1,556)
Stock compensation expense	8,543	6,815
Net change in wholesale finance receivables related to sales	(178,721)	(270,851)
Provision for credit losses	13,153	53,334
Collections from finance receivables held for sale	24,950	—
Proceeds from sale of finance receivables held for sale	275,439	—
Originations of finance receivables held for sale	(491,565)	—
Deferred income taxes	1,942	18,573
Other, net	3,380	2,808
Changes in current assets and liabilities:
Accounts receivable, net	(64,013)	(72,586)
Finance receivables – accrued interest and other	(4,378)	(3,496)
Inventories, net	102,804	42,217
Accounts payable and accrued liabilities	195,710	203,281
Other current assets	(173,810)	(14,868)
	(252,144)	10,737
Net cash provided by operating activities	$(228,021)	$141,534

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
Finance receivables held for sale, net includes retail finance receivables that management intends to sell. The Company expects to sell approximately two-thirds of future retail loan originations through December 2030 to two counterparties under an agreement with the two counterparties (Forward Flow Agreement). The Company expects HDFS will continue to service the future retail loan originations it sells to the counterparties and earn a loan servicing fee of 1% per annum for prime loans and 2.5% per annum for subprime loans. When finance receivables are reclassified to held for sale from held for investment status based on management's intent to sell them, any previously recorded allowance for credit losses associated with the finance receivables is reversed. Finance receivables transferred to, or originated as, held for sale are measured at the lower of amortized cost or fair value. If fair value is lower than amortized cost, a valuation allowance is recorded through Financial services revenue on the Consolidated statements of operations. The valuation allowance is updated each period to reflect the difference between amortized cost and the estimated selling price of the receivables.
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
Finance receivables held for investment, net and Finance receivables held for sale, net were as follows (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
Retail finance receivables held for investment	$885,450	$754,421	$6,514,733
Wholesale finance receivables held for investment	1,150,757	948,800	1,278,052
	2,036,207	1,703,221	7,792,785
Allowance for credit losses	(21,596)	(2,235)	(393,178)
Finance receivables held for investment, net	2,014,611	1,700,986	7,399,607

Finance receivables held for sale, net	426,792	264,238	—
Total finance receivables, net	$2,441,403	$1,965,224	$7,399,607
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
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilizes weighted-average remaining maturity and vintage-based loss forecast methodologies. Vintage-based forecasts include decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a one- or two-year period are incorporated into the methodologies to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the reasonable and supportable period. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience immediately or using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors. As of March 31, 2026 and December 31, 2025, the retail allowance for credit losses was in an asset position as estimated recoveries from retail finance receivables previously charged-off exceeded the remaining allowance for credit losses on loans held for investment.
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

The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the first quarter of 2026, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence.
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
Changes in the Company's (recovery) allowance for credit losses on its finance receivables held for investment by portfolio were as follows (in thousands):

	Three months ended March 31, 2026
	Retail	Wholesale	Total
Balance, beginning of period	$(22,342)	$24,577	$2,235
Provision for credit losses	12,970	183	13,153
Charge-offs	(3,942)	—	(3,942)
Recoveries	10,025	125	10,150
Balance, end of period	$(3,289)	$24,885	$21,596
	Three months ended March 31, 2025
	Retail	Wholesale	Total
Balance, beginning of period	$378,373	$22,810	$401,183
Provision for credit losses	50,801	2,533	53,334
Charge-offs	(77,534)	(641)	(78,175)
Recoveries	16,836	—	16,836
Balance, end of period	$368,476	$24,702	$393,178
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

The amortized cost of the Company's U.S. and Canadian retail finance receivables held for investment, along with total retail gross charge-offs by vintage and credit quality indicator were as follows (in thousands):

	March 31, 2026
	2026	2025	2024	2023	2022	2021 & Prior	Total
U.S. Retail:
Super prime	$80,913	$173,389	$94,917	$47,238	$14,123	$8,525	$419,105
Prime	72,821	167,766	86,815	48,573	22,808	11,481	410,264
Sub-prime	26,901	19,546	894	802	753	1,603	50,499
	180,635	360,701	182,626	96,613	37,684	21,609	879,868
Canadian Retail:
Super prime	2,408	1,258	2	2	3	3	3,676
Prime	1,086	623	3	2	3	9	1,726
Sub-prime	77	98	2	1	1	1	180
	3,571	1,979	7	5	7	13	5,582
	$184,206	$362,680	$182,633	$96,618	$37,691	$21,622	$885,450
Gross charge-offs for the three months ended March 31, 2026:
U.S. Retail	$79	$2,037	$1,041	$489	$231	$47	$3,924
Canadian Retail	—	18	—	—	—	—	18
	$79	$2,055	$1,041	$489	$231	$47	$3,942

	December 31, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$185,774	$108,025	$54,501	$16,944	$9,675	$1,544	$376,463
Prime	166,971	96,360	54,902	26,268	11,525	2,413	358,439
Sub-prime	13,436	986	897	830	726	1,098	17,973
	366,181	205,371	110,300	44,042	21,926	5,055	752,875
Canadian Retail:
Super prime	1,012	5	5	5	3	1	1,031
Prime	377	4	3	8	5	8	405
Sub-prime	101	2	3	1	1	2	110
	1,490	11	11	14	9	11	1,546
	$367,671	$205,382	$110,311	$44,056	$21,935	$5,066	$754,421
Gross charge-offs for the year ended December 31, 2025:
U.S. Retail	$3,280	$48,145	$53,272	$41,304	$21,354	$13,556	$180,911
Canadian Retail	126	996	991	821	383	427	3,744
	$3,406	$49,141	$54,263	$42,125	$21,737	$13,983	$184,655

	March 31, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$246,251	$930,951	$619,801	$390,933	$173,826	$72,153	$2,433,915
Prime	237,047	959,136	746,249	588,551	316,903	179,922	3,027,808
Sub-prime	83,027	290,920	201,277	159,669	104,683	86,365	925,941
	566,325	2,181,007	1,567,327	1,139,153	595,412	338,440	6,387,664
Canadian Retail:
Super prime	8,019	32,371	25,930	15,301	6,824	3,038	91,483
Prime	2,247	8,365	7,693	6,000	3,582	2,917	30,804
Sub-prime	334	1,578	1,081	807	370	612	4,782
	10,600	42,314	34,704	22,108	10,776	6,567	127,069
	$576,925	$2,223,321	$1,602,031	$1,161,261	$606,188	$345,007	$6,514,733
Gross charge-offs for the three months ended March 31, 2025:
U.S. Retail	$—	$18,323	$22,716	$18,667	$9,775	$6,425	$75,906
Canadian Retail	—	419	491	365	159	194	1,628
	$—	$18,742	$23,207	$19,032	$9,934	$6,619	$77,534
Information about the asset performance of the total portfolio of retail loans serviced by the Company ("Managed Portfolio"), including receivables retained ("Owned Portfolio"), along with receivables sold to third parties or included in off-balance sheet VIEs ("Off-Balance Sheet Portfolio"), is provided in the tables below (in thousands):

	Principal Balance		Credit Losses
	Total	30+ Day Delinquent	Three months ended
	March 31, 2026	March 31, 2026	March 31, 2026
Owned portfolio	$1,265,564	$15,178	$(6,111)
Off-balance sheet portfolio	4,743,111	217,528	60,420
Managed portfolio	$6,008,675	$232,706	$54,309

	Principal Balance		Credit Losses
	Total	30+ Day Delinquent	Year ended
	December 31, 2025	December 31, 2025	December 31, 2025
Owned portfolio	$982,007	$12,437	$126,033
Off-balance sheet portfolio	5,137,160	291,988	92,007
Managed portfolio	$6,119,167	$304,425	$218,040
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	March 31, 2026
	2026	2025	2024	2023	2022	2021 & Prior	Total
Non-Performing	$6	$1,862	$1,650	$183	$19	$—	$3,720
Doubtful	18,380	27,965	5,043	909	—	1	52,298
Substandard	3,484	4,138	3,104	21	—	—	10,747
Special Mention	10,708	12,106	4,533	7	—	—	27,354
Medium Risk	—	—	—	—	—	—	—
Low Risk	620,947	358,919	40,245	7,451	28,924	152	1,056,638
	$653,525	$404,990	$54,575	$8,571	$28,943	$153	$1,150,757
Gross charge-offs for the three months ended March 31, 2026:
Wholesale	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	2025	2024	2023	2022	2021	2010 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	13,010	5,984	1,002	19	—	1	20,016
Substandard	3,192	2,613	21	—	—	—	5,826
Special Mention	45,320	5,331	289	—	—	—	50,940
Medium Risk	414	57	—	—	—	—	471
Low Risk	762,221	71,071	8,370	29,081	803	1	871,547
	$824,157	$85,056	$9,682	$29,100	$803	$2	$948,800
Gross charge-offs for the year ended December 31, 2025:
Wholesale	$2,775	$1,017	$191	$—	$—	$2,301	$6,284

	March 31, 2025
	2025	2024	2023	2022	2021	2010 & Prior	Total
Non-Performing	$2,208	$3,698	$643	$—	$—	$—	$6,549
Doubtful	13,553	19,970	3,765	107	—	8,357	45,752
Substandard	5,038	6,560	1,683	—	—	—	13,281
Special Mention	2,494	2,016	297	—	—	—	4,807
Medium Risk	2,335	1,375	131	—	—	—	3,841
Low Risk	664,472	445,883	50,616	38,095	1,547	3,209	1,203,822
	$690,100	$479,502	$57,135	$38,202	$1,547	$11,566	$1,278,052
Gross charge-offs for the three months ended March 31, 2025:
Wholesale	$1	$506	$134	$—	$—	$—	$641
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. The Company reverses accrued interest related to charged-off accounts against Financial services interest income when the account is charged-off. The Company reversed $0.3 million and $9.4 million of accrued interest against Financial services interest income during the three months ended March 31, 2026 and March 31, 2025, respectively. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of March 31, 2026, December 31, 2025, and March 31, 2025, all retail finance receivables were accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against Financial services interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged off accounts for the three months ended March 31, 2026, and as such, the Company did not reverse any wholesale accrued interest during that period. The Company reversed $0.1 million of accrued interest related to the charge-off of Non-Performing dealer loans during the three months ended March 31, 2025.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2026	March 31, 2026	Recognized
Wholesale:
No related specific allowance recorded	$3,715	$1,043	$—
Related specific allowance recorded	—	2,677	14
	$3,715	$3,720	$14

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2025	March 31, 2025	Recognized
Wholesale:
No related specific allowance recorded	$7,510	$6,549	$37
Related specific allowance recorded	3,753	—	—
	$11,263	$6,549	$37
The aging analysis of the Company's finance receivables held for investment was as follows (in thousands):

	March 31, 2026
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$864,200	$9,478	$4,686	$7,086	$—	$21,250	$885,450
Wholesale	1,141,145	2,775	2,107	3,711	1,019	9,612	1,150,757
	$2,005,345	$12,253	$6,793	$10,797	$1,019	$30,862	$2,036,207

	December 31, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$735,999	$9,715	$2,942	$5,765	$—	$18,422	$754,421
Wholesale	941,116	1,830	948	4,288	618	7,684	948,800
	$1,677,115	$11,545	$3,890	$10,053	$618	$26,106	$1,703,221

	March 31, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$6,266,363	$138,090	$52,813	$57,467	$—	$248,370	$6,514,733
Wholesale	1,268,943	5,273	1,475	1,721	640	9,109	1,278,052
	$7,535,306	$143,363	$54,288	$59,188	$640	$257,479	$7,792,785
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables as troubled loan modifications. Total finance receivables subject to troubled loan modifications were not significant as of March 31, 2026, December 31, 2025, and

March 31, 2025. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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
The Company sells products in foreign currencies and utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Euro, Australian dollar, Japanese yen, and Canadian dollar. The Company's foreign currency exchange contracts generally have maturities of less than one year.
The Company utilizes commodity contracts to mitigate the effects of commodity price fluctuations related to metals and fuel consumed in its motorcycle operations. The Company's commodity contracts generally have maturities of less than one year.
The Company periodically utilizes treasury rate and swap rate lock contracts to fix the interest rate on a portion of the principal related to an anticipated issuance of long-term debt or to mitigate the risk of declining interest rates associated with anticipated debt retirements. The Company also utilizes cross-currency swaps to mitigate the effect of foreign currency exchange rate fluctuations on its foreign currency-denominated debt and interest rate caps to facilitate certain asset-backed securitization transactions.
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
Changes in the fair value of derivative financial instruments that are designated as cash flow hedges are initially recorded in Other comprehensive (loss) income (OCI) and subsequently reclassified into income when the hedged item affects income. Refer to Note 15 of the Notes to Consolidated financial statements for more detail on derivatives activity included in accumulated other comprehensive income. The Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. No component of a designated hedging derivative financial instrument’s gain or loss is excluded from the assessment of hedge effectiveness. Derivative financial instruments not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign currency, commodity risks and interest rate risks. Changes in the fair value of derivative financial instruments not designated as hedging instruments are recorded directly in income. Cash flow activity associated with the Company's derivative financial instruments is recorded in Cash flows from operating activities and Cash flows from investing activities on the Consolidated statement of cash flows. Derivative assets and liabilities are reported in Other current assets and Accrued liabilities on the Consolidated balance sheets, respectively, other than long-term balances noted below.

The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	March 31, 2026			December 31, 2025			March 31, 2025
	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)	Notional Value	Assets(b)	Liabilities(a)
Foreign currency contracts	$431,128	$9,622	$1,649	$448,287	$2,096	$6,299	$426,635	$6,456	$3,824
Commodity contracts	718	—	87	879	—	89	668	134	3
Cross-currency swaps	657,214	38,826	—	657,214	46,889	—	1,416,994	1,101	5,713
	$1,089,060	$48,448	$1,736	$1,106,380	$48,985	$6,388	$1,844,297	$7,691	$9,540

	Derivative Financial Instruments Not Designated as Hedging Instruments
	March 31, 2026			December 31, 2025			March 31, 2025
	Notional Value	Assets	Liabilities	Notional Value	Assets(c)	Liabilities	Notional Value	Assets	Liabilities
Commodity contracts	$3,804	$1,055	$—	$3,632	$—	$106	$3,404	$—	$104
Cross-currency swaps	—	—	—	759,780	59,450	—	—	—	—
Interest rate caps	—	—	—	—	—	—	201,253	1	—
	$3,804	$1,055	$—	$763,412	$59,450	$106	$204,657	$1	$104
(a)Includes $5.7 million of cross-currency swaps recorded in Other long-term liabilities as of March 31, 2025, with all remaining amounts recorded in Accrued liabilities.
(b)Includes $38.8 million, $46.9 million, and $1.1 million of cross-currency swaps recorded in Other long-term assets as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively, with all remaining amounts recorded in Other current assets.
(c)Includes $59.5 million of cross-currency swaps recorded in Other current assets as of December 31, 2025, for which hedge accounting was discontinued prospectively effective September 30, 2025, as it was reasonably possible, but not probable, that the related medium-term notes would be settled prior to maturity.

The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI		Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Three months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Foreign currency contracts	$7,471	$(8,593)	$(2,229)	$3,399
Commodity contracts	129	131	125	58
Cross-currency swaps	(8,063)	30,097	(15,106)	34,320
Treasury rate lock contracts	—	—	(110)	(211)
Swap rate lock contracts	—	—	(141)	(146)
	$(463)	$21,635	$(17,461)	$37,420

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended March 31, 2026
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$794,133	$302,454	$3,570	$39,297
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(2,229)	—	—	—
Commodity contracts	125	—	—	—
Cross-currency swaps	—	(15,106)	—	—
Treasury rate lock contracts	—	—	(47)	(63)
Swap rate lock contracts	—	—	—	(141)
	Three months ended March 31, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$770,785	$255,657	$7,686	$88,934
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	3,399	—	—	—
Commodity contracts	58	—	—	—
Cross-currency swaps	—	34,320	—	—
Treasury rate lock contracts	—	—	(91)	(120)
Swap rate lock contracts	—	—	—	(146)

The amount of net gain included in Accumulated other comprehensive loss (AOCL) at March 31, 2026, estimated to be reclassified into income over the next 12 months was $17.6 million.
The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles and related products cost of goods sold. Gains and losses on cross-currency swaps and interest rate caps were recorded in Selling, administrative & engineering expense.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended
	March 31, 2026	March 31, 2025
Foreign currency contracts	$(6,109)	$(2,158)
Commodity contracts	1,155	(57)
Cross-currency swaps	4,101	—
Interest rate caps	—	(2)
	$(853)	$(2,217)
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

9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
Unsecured commercial paper	$498,685	$497,776	$498,500
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

		March 31, 2026	December 31, 2025	March 31, 2025
Secured debt:
Asset-backed Canadian commercial paper conduit facility		$—	$—	$68,275
Asset-backed U.S. commercial paper conduit facility		—	—	531,260
Asset-backed securitization debt		—	—	1,663,711
Unamortized discounts and debt issuance costs		—	—	(4,966)
		—	—	2,258,280
Unsecured notes (at par value):
Medium-term notes:
Due in 2025, issued June 2020	3.35%	—	—	700,000
Due in 2026, issued April 2023(a)	6.36%	—	821,814	758,051
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	—	—	700,000
Due in 2029, issued June 2024	5.95%	144,903	144,903	500,000
Due in 2030, issued March 2025(b)	5.61%	700,487	716,152	660,587
Unamortized discounts and debt issuance costs		(9,588)	(10,906)	(21,538)
		1,335,802	2,171,963	3,797,100
Senior notes:
Due in 2025, issued July 2015	3.50%	—	—	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(2,691)	(2,722)	(3,019)
		297,309	297,278	746,981
		1,633,111	2,469,241	4,544,081
Long-term debt		1,633,111	2,469,241	6,802,361
Current portion of long-term debt, net		(498,246)	(819,629)	(1,839,100)
Long-term debt, net		$1,134,865	$1,649,612	$4,963,261

(a)€700.0 million par value remeasured to U.S. dollar at December 31, 2025 and March 31, 2025, respectively
(b)€610.0 million par value remeasured to U.S. dollar at March 31, 2026, December 31, 2025, and March 31, 2025, respectively

Future principal payments of the Company's debt obligations as of March 31, 2026 were as follows (in thousands):

2026	$498,685
2027	500,000
2028	—
2029	144,903
2030	700,487
Thereafter	300,000
Future principal payments	2,144,075
Unamortized discounts and debt issuance costs	(12,279)
$2,131,796

Unsecured Note Redemptions - During March 2026, the Company redeemed its €700.0 million 6.36% medium-term notes due 2026 prior to the notes' maturity resulting in a $0.3M loss on extinguishment, which included unamortized discounts and fees, within Financial services interest expense on the Consolidated statements of operations.

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
The Company had no assets or liabilities related to on-balance sheet asset-backed financings included in the Consolidated balance sheets at March 31, 2026 or December 31, 2025.

The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheet at March 31, 2025 were as follows (in thousands):

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
There were no transfers of U.S. retail motorcycle finance receivables to SPEs during the first quarter of 2026 or 2025.
On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facility VIE – In October 2025, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. Availability under the U.S. Conduit Facility is based on, among other things, the amount and credit performance of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. In addition to extending the term of the U.S. Conduit Facility, the October 2025 amendment updated the fee structure and finance receivable take-out provisions to better align with ongoing HDFS funding needs, including for the Forward Flow Agreement.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2026, the U.S. Conduit Facility had an expiration date of October 30, 2026.
The Company is the primary beneficiary of its U.S. Conduit Facility VIE because it is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.

There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2026. During the first quarter of 2025, the Company transferred $179.5 million of U.S. retail motorcycles finance receivables to an SPE which, in turn, issued $155.0 million of debt under the U.S. Conduit Facility.
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2026, the Canadian Conduit had an expiration date of June 30, 2026.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE is limited to the value of the Company's finance receivables held within the VIE. Accordingly, the Company did not have any exposure loss at March 31, 2026.
There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2026 or 2025.
Off-Balance Sheet Asset-Backed Financing - During the third quarter of 2025, HDFS completed the sale of the securitization beneficial interests to two counterparties. As a result, the Company determined that it was no longer the primary beneficiary of the associated VIEs. Accordingly, the VIEs were deconsolidated during the third quarter of 2025 as the transfers of loans that occurred at the inception of each VIE met the criteria for an accounting sale under ASC 860. The sales of the securitization beneficial interests have been aggregated for purposes of the disclosures below.
In conjunction with the sale of these beneficial interests, the Company recorded an investment in a 5% interest in all notes (Retained Notes) previously issued by the VIEs that were deconsolidated, in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Regulation RR). The Company is prevented from transferring the Retained Notes due to risk retention rules in Regulation RR. The Company also retained an investment in 5% of the residual cash flows of the deconsolidated VIEs (Residual Interests). The investments in Retained Notes and Residual Interests, which are collectively the retained securitization beneficial interests, are recorded within Other current assets and Other long-term assets on the Consolidated Balance Sheets. The Company had no other assets or liabilities related to its continuing involvement with the off-balance sheet VIEs as of March 31, 2026. Refer to Note 11 of the Notes to Consolidated financial statements for further information about the valuation and classification of these investments.
Cash flows from the Residual Interests, if any, arise from collections on U.S. retail motorcycle loans sold to the securitization trust, less servicing fees, credit losses, and contracted payment obligations owed to securitization trust investors. The investments in Residual Interests and investments in Retained Notes balances are classified as available for sale (AFS) securities and, accordingly, are held at fair value remeasured through OCI in the Statement of comprehensive income until realized. Unrealized losses are reclassified to Financial services revenue on the Consolidated statements of operations if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of the unrealized loss. Realized gains or losses are recorded in Financial services revenue on the Consolidated statements of operations. The Company evaluates the investments in Residual Interests and investments in Retained Notes for impairment on a quarterly basis. Cash flows from the Residual Interests and Retained Notes are presented within Collection of retained securitization beneficial interests on the Consolidated statement of cash flows. The Company's interest in residual cash flows is subject primarily to the credit risk and prepayment risk inherent in the underlying finance receivables. Retained Notes have a stated principal and interest rate and are senior securities within the VIEs. As the Company participates in and does not consolidate the off-balance sheet VIEs, the maximum exposure to loss associated with these VIEs, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $67.9 million at March 31, 2026.
The Company retained servicing rights on the U.S. retail motorcycle loans within the deconsolidated VIEs for which it will receive servicing fees of 1% per annum. The servicing fee paid to the Company is considered adequate compensation for the services provided and therefore no servicing asset or liability has been recorded. Servicing and related fee income is included in Financial services revenue on the Consolidated statements of operations as earned. The Company recorded $4.4 million from contractually-specified servicing, late, and ancillary fees during the three months ended March 31, 2026.
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2026
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,445,096	$1,150,474	$294,622	$—
Marketable securities	30,434	30,434	—	—
Derivative financial instruments	49,503	—	49,503	—
Investments in Retained Notes	58,356	—	58,356	—
Investments in Residual Interests	9,540	—	—	9,540
	$1,592,929	$1,180,908	$402,481	$9,540
Liabilities:
Derivative financial instruments	$1,736	$—	$1,736	$—
LiveWire warrants	1,518	993	525	—
	$3,254	$993	$2,261	$—

	December 31, 2025
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,693,739	$2,553,850	$139,889	$—
Marketable securities	31,513	31,513	—	—
Derivative financial instruments	108,435	—	108,435	—
Investments in Retained Notes	68,130	—	68,130	—
Investments in Residual Interests	10,156	—	—	10,156
	$2,911,973	$2,585,363	$316,454	$10,156
Liabilities:
Derivative financial instruments	$6,494	$—	$6,494	$—
LiveWire warrants	1,901	1,244	657	—
	$8,395	$1,244	$7,151	$—

	March 31, 2025
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,626,758	$1,377,048	$249,710	$—
Marketable securities	30,496	30,496	—	—
Derivative financial instruments	7,692	—	7,692	—
	$1,664,946	$1,407,544	$257,402	$—
Liabilities:
Derivative financial instruments	$9,644	$—	$9,644	$—
LiveWire warrants	644	421	223	—
	$10,288	$421	$9,867	$—

The following table presents the reconciliation for all Level 3 assets measured at fair value on a recurring basis (in thousands):

Investments in Residual Interests
Fair value at December 31, 2025	$10,156
Investment Proceeds	(357)
Unrealized loss included in Other Comprehensive Loss	(259)
Fair value at March 31, 2026	$9,540

Investments in Retained Notes and Residual Interests – As discussed in Note 10 of the Notes to Consolidated financial statements, the Company recorded investments in Retained Notes and Residual Interests in off-balance sheet VIEs. The fair value of the Retained Notes was estimated based on pricing available for transactions with similar terms and maturities (Level 2 inputs). The fair value of the Residual Interests was based on a discounted cash flow calculation using the key assumptions below (Level 3 inputs). Both investments are classified as available-for-sale (AFS) securities and, accordingly, are held at fair value remeasured through OCI in the Statement of comprehensive income.
The fair values of the Residual Interests were calculated using the following ranges of key assumptions:

	March 31, 2026	December 31, 2025
Recovery rate on defaulted receivables	50.00%	50.00%
Prepayment speed	1.40%	1.40%
Expected cumulative lifetime losses	2.06% - 3.38%	2.01% - 3.21%
Weighted-average life (in years)	0.81 - 2.35	0.96 - 2.46
Residual cash flows discount rate	15.00%	15.00%
The weighted average of the key assumptions utilized in calculating the current and prior period fair values of the Residual Interests were as follows:

	March 31, 2026	December 31, 2025
Recovery rate on defaulted receivables	50.00%	50.00%
Prepayment speed	1.40%	1.40%
Expected cumulative lifetime losses	2.77%	2.47%
Weighted-average life (in years)	1.81	1.87
Residual cash flows discount rate	15.00%	15.00%

Additionally, the fair value assumes that the Company, as servicer, does not exercise its option to purchase the underlying receivables at the earliest distribution date on which it is permitted to do so.
The sensitivities of the fair value to immediate adverse changes in the key assumptions for the investment in Residual Interests at March 31, 2026 and December 31, 2025 were as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Fair value of Residual Interests	$9,540	$10,156

Prepayment speed
Impact on fair value of a 1.5% absolute prepayment speed adverse change	$(77)	$(94)
Impact on fair value of a 1.6% absolute prepayment speed adverse change	$(150)	$(186)
Expected cumulative lifetime losses
Impact on fair value of a 25 bps adverse change	$(160)	$(183)
Impact on fair value of a 50 bps adverse change	$(319)	$(365)
Residual cash flows discount rate
Impact on fair value of a 25 bps adverse change	$(40)	$(44)
Impact on fair value of a 50 bps adverse change	$(80)	$(88)
The sensitivities of the fair value to immediate adverse changes in the key assumptions for the investment in Retained Notes at March 31, 2026 and December 31, 2025 were as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Fair value of Retained Notes	$58,356	$68,130
Weighted-average life (in years)	1.7	1.86
Discount rate
Impact on fair value of a 50 bps adverse change	$(494)	$(300)
Impact on fair value of a 100 bps adverse change	$(754)	$(613)
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
The table below summarizes the unrealized positions for Residual Interests and Retained Notes (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Losses	Fair Value
Residual Interests	$9,715	$(175)	$9,540
Retained Notes	58,397	(41)	58,356
Total Beneficial Interests	$68,112	$(216)	$67,896

	December 31, 2025
	Amortized Cost	Unrealized Gains	Fair Value
Residual Interests	$10,109	$47	$10,156
Retained Notes	68,001	129	68,130
Total Beneficial Interests	$78,110	$176	$78,286
The table below provides information regarding certain cash flows received from and paid to all motorcycle loan off-balance sheet securitized trusts during the three months ended March 31, 2026 (in thousands):

Servicing, late, and ancillary fees received	$4,390
Collection of retained securitization beneficial interests	$10,261
Nonrecurring Fair Value Measurements – Repossessed inventory was $5.2 million, $4.2 million and $28.5 million as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The fair value adjustment of the repossessed inventory was an increase of $1.5 million, an increase of $2.5 million and a decrease of $15.4 million as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	March 31, 2026		December 31, 2025		March 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables held for sale, net	$426,237	$426,792	$268,111	$264,238	$—	$—
Finance receivables held for investment, net (a)	$1,991,436	$1,977,191	$1,665,453	$1,653,372	$7,428,722	$7,399,607
Liabilities:
Deposits, net	$478,777	$477,638	$537,136	$536,644	$517,576	$513,330
Debt:
Unsecured commercial paper	$498,685	$498,685	$497,776	$497,776	$498,500	$498,500
Asset-backed U.S. commercial paper conduit facility	$—	$—	$—	$—	$531,260	$531,260
Asset-backed Canadian commercial paper conduit facility	$—	$—	$—	$—	$68,275	$68,275
Asset-backed securitization debt	$—	$—	$—	$—	$1,668,698	$1,658,745
Medium-term notes	$1,333,548	$1,335,802	$2,195,390	$2,171,963	$3,837,976	$3,797,100
Senior notes	$232,324	$297,309	$241,057	$297,278	$690,824	$746,981
(a)Excludes the $37.4 million and $47.6 million estimated recovery balances included in the allowance for credit losses as of March 31, 2026 and December 31, 2025, respectively.
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

	Three months ended
	March 31, 2026	March 31, 2025
Balance, beginning of period	$73,125	$71,591
Warranties issued during the period	12,131	12,322
Settlements made during the period	(15,955)	(13,019)
Recalls and changes to pre-existing warranty liabilities	11,859	567
Balance, end of period	$81,160	$71,461
The liability for recall campaigns, included in the balance above, was $30.4 million, $24.7 million and $19.1 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

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

	Three months ended
	March 31, 2026	March 31, 2025
Pension and SERPA Benefits:
Service cost	$878	$963
Interest cost	19,948	20,501
Expected return on plan assets	(30,444)	(32,799)
Amortization of unrecognized:
Prior service cost	252	380
Net gain (loss)	1,054	(174)
Net periodic benefit income	$(8,312)	$(11,129)
Postretirement Healthcare Benefits:
Service cost	$532	$643
Interest cost	2,243	2,618
Expected return on plan assets	(4,736)	(4,675)
Amortization of unrecognized:
Prior service cost	149	149
Net gain	(1,562)	(1,369)
Net periodic benefit income	$(3,374)	$(2,634)
There are no required or planned voluntary qualified pension plan contributions for 2026. The Company expects it will continue to make ongoing benefit payments under the SERPA and postretirement healthcare plans.
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

15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended March 31, 2026
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(25,994)	$(15,417)	$176	$(215,902)	$(257,137)
Other comprehensive (loss) income, before reclassifications	(27,384)	(463)	(307)	—	(28,154)
Income tax (expense) benefit	—	(309)	(85)	—	(394)
	(27,384)	(772)	(392)	—	(28,548)
Reclassifications:
Net loss on derivative financial instruments	—	17,461	—	—	17,461
Prior service credits(a)	—	—	—	401	401
Actuarial gains(a)	—	—	—	(508)	(508)
Reclassifications before tax	—	17,461	—	(107)	17,354
Income tax (expense) benefit	—	(3,797)	—	24	(3,773)
	—	13,664	—	(83)	13,581
Other comprehensive (loss) income	(27,384)	12,892	(392)	(83)	(14,967)
Balance, end of period	$(53,378)	$(2,525)	$(216)	$(215,985)	$(272,104)

	Three months ended March 31, 2025
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total
Balance, beginning of period	$(91,102)	$7,542	$—	$(249,146)	$(332,706)
Other comprehensive income, before reclassifications	9,849	21,635	—	—	31,484
Income tax expense	(2,484)	(5,190)	—	—	(7,674)
	7,365	16,445	—	—	23,810
Reclassifications:
Net gain on derivative financial instruments	—	(37,420)	—	—	(37,420)
Prior service credits(a)	—	—	—	529	529
Actuarial gains(a)	—	—	—	(1,543)	(1,543)
Reclassifications before tax	—	(37,420)	—	(1,014)	(38,434)
Income tax benefit	—	8,910	—	237	9,147
	—	(28,510)	—	(777)	(29,287)
Other comprehensive income (loss)	7,365	(12,065)	—	(777)	(5,477)
Balance, end of period	$(83,737)	$(4,523)	$—	$(249,923)	$(338,183)
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
Selected segment information is set forth below (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
HDMC:
Revenue	$1,055,471	$1,081,505
Motorcycles and related products cost of goods sold	788,482	766,261
Gross profit	266,989	315,244
Selling, administrative and engineering expense:
People expenses(a)	101,788	81,308
Marketing and advertising expenses(b)	36,362	31,996
Other segment items(c)	109,914	85,668
Operating income	18,925	116,272
LiveWire:
Revenue	5,116	2,743
Motorcycles and related products cost of goods sold	5,651	4,524
Gross profit	(535)	(1,781)
Selling, administrative and engineering expense	17,136	18,028
Operating loss	(17,671)	(19,809)
HDFS:
Financial services revenue	111,944	244,961
Financial services interest expense	39,297	88,934
Financial services provision for credit losses	13,153	53,334
Selling and administrative expense	37,254	38,657
Operating income	22,240	64,036
Operating income	$23,494	$160,499
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

Additional segment information is set forth below (in thousands):

	(Unaudited)		(Unaudited)
	March 31, 2026	December 31, 2025	March 31, 2025
Assets:
HDMC	$3,762,693	$3,866,701	$3,522,422
LiveWire	127,623	146,518	128,254
HDFS	3,355,345	4,031,596	8,731,705
Consolidated	$7,245,661	$8,044,815	$12,382,381

	Three months ended
	March 31, 2026	March 31, 2025
Depreciation and Amortization:
HDMC	$41,007	$36,259
LiveWire	2,415	3,085
HDFS	717	2,360
Consolidated	$44,139	$41,704

	Three months ended
	March 31, 2026	March 31, 2025
Capital expenditures:
HDMC	$30,989	$29,322
LiveWire	783	613
HDFS	20	38
Consolidated	$31,792	$29,973

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

	Three months ended March 31, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,061,312	$—	$(725)	$1,060,587
Financial services	—	112,262	(318)	111,944
	1,061,312	112,262	(1,043)	1,172,531
Costs and expenses:
Motorcycles and related products cost of goods sold	794,133	—	—	794,133
Financial services interest expense	—	39,297	—	39,297
Financial services provision for credit losses	—	13,153	—	13,153
Selling, administrative and engineering expense	265,561	37,980	(1,087)	302,454
	1,059,694	90,430	(1,087)	1,149,037
Operating income	1,618	21,832	44	23,494
Other income, net	13,477	—	—	13,477
Investment income	8,696	—	—	8,696
Interest expense	3,570	—	—	3,570
Income before income taxes	20,221	21,832	44	42,097
Income tax provision	12,806	5,168	—	17,974
Net income	7,415	16,664	44	24,123
Less: (income) loss attributable to noncontrolling interests	650	$—	$—	$650
Net income attributable to Harley-Davidson, Inc.	$8,065	$16,664	$44	$24,773

	Three months ended March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,086,512	$—	$(2,264)	$1,084,248
Financial Services	—	245,717	(756)	244,961
	1,086,512	245,717	(3,020)	1,329,209
Costs and expenses:
Motorcycles and related products cost of goods sold	770,785	—	—	770,785
Financial Services interest expense	—	88,934	—	88,934
Financial Services provision for credit losses	—	53,334	—	53,334
Selling, administrative and engineering expense	217,948	40,936	(3,227)	255,657
	988,733	183,204	(3,227)	1,168,710
Operating income	97,779	62,513	207	160,499
Other income, net	16,273	—	—	16,273
Investment income	8,941	—	—	8,941
Interest expense	7,686	—	—	7,686
Income before income taxes	115,307	62,513	207	178,027
Provision for income taxes	32,768	14,462	—	47,230
Net income	82,539	48,051	207	130,797
Less: (income) loss attributable to noncontrolling interests	2,307	—	—	2,307
Net income attributable to Harley-Davidson, Inc.	$84,846	$48,051	$207	$133,104

	Three months ended March 31, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$7,415	$16,664	$44	$24,123
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25,247)	(2,137)	—	(27,384)
Derivative financial instruments	7,347	5,545	—	12,892
Unrealized gain on available for sale securities	—	(392)	—	(392)
Pension and postretirement benefit plans	(83)	—	—	(83)
	(17,983)	3,016	—	(14,967)
Comprehensive income	(10,568)	19,680	44	9,156
Less: Comprehensive loss attributable to noncontrolling interests	650	—	—	650
Comprehensive income attributable to Harley-Davidson, Inc.	$(9,918)	$19,680	$44	$9,806

	Three months ended March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$82,539	$48,051	$207	$130,797
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	6,201	1,164	—	7,365
Derivative financial instruments	(9,050)	(3,015)	—	(12,065)
Pension and postretirement benefit plans	(777)	—	—	(777)
	(3,626)	(1,851)	—	(5,477)
Comprehensive income	78,913	46,200	207	125,320
Less: Comprehensive loss attributable to noncontrolling interests	2,307	—	—	2,307
Comprehensive income attributable to Harley-Davidson, Inc.	$81,220	$46,200	$207	$127,627

	March 31, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,084,228	$720,840	$—	$1,805,068
Accounts receivable, net	595,048	174	(309,436)	285,786
Finance receivables held for sale, net	—	426,792	—	426,792
Finance receivables held for investment, net	—	1,187,550	—	1,187,550
Inventories, net	622,189	—	—	622,189
Other current assets	413,844	63,989	(62,532)	415,301
	2,715,309	2,399,345	(371,968)	4,742,686
Finance receivables held for investment, net	—	827,061	—	827,061
Property, plant and equipment, net	716,130	4,076	—	720,206
Pension and postretirement assets	558,540	—	—	558,540
Goodwill	63,443	—	—	63,443
Deferred income taxes	53,407	14,729	(785)	67,351
Lease assets	79,301	2,222	—	81,523
Other long-term assets	199,193	107,912	(122,254)	184,851
	$4,385,323	$3,355,345	$(495,007)	$7,245,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415,685	$353,110	$(309,437)	$459,358
Accrued liabilities	662,449	172,683	(61,936)	773,196
Short-term deposits, net	—	248,642	—	248,642
Short-term debt	—	498,685	—	498,685
Current portion of long-term debt, net	—	498,246	—	498,246
	1,078,134	1,771,366	(371,373)	2,478,127
Long-term deposits, net	—	228,996	—	228,996
Long-term debt, net	297,309	837,556	—	1,134,865
Lease liabilities	66,749	1,677	—	68,426
Pension and postretirement liabilities	52,257	—	—	52,257
Deferred income taxes	2,275	3,243	—	5,518
Other long-term liabilities	141,607	54,254	1,476	197,337
Commitments and contingencies (Note 14)
Shareholders’ equity	2,746,992	458,253	(125,110)	3,080,135
	$4,385,323	$3,355,345	$(495,007)	$7,245,661

	December 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,314,917	$1,776,827	$—	$3,091,744
Accounts receivable, net	288,183	164	(62,587)	225,760
Finance receivables held for sale, net	—	264,238	—	264,238
Finance receivables held for investment, net	—	981,926	—	981,926
Inventories, net	730,898	—	—	730,898
Other current assets	196,406	142,880	(46,903)	292,383
	2,530,404	3,166,035	(109,490)	5,586,949
Finance receivables held for investment, net	—	719,060	—	719,060
Property, plant and equipment, net	745,451	4,773	—	750,224
Pension and postretirement assets	546,303	—	—	546,303
Goodwill	63,913	—	—	63,913
Deferred income taxes	61,956	12,939	(1,103)	73,792
Lease assets	80,124	2,418	—	82,542
Other long-term assets	217,416	126,371	(121,755)	222,032
	$4,245,567	$4,031,596	$(232,348)	$8,044,815
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366,507	$85,317	$(62,587)	$389,237
Accrued liabilities	477,041	241,577	(46,661)	671,957
Short-term deposits, net	—	280,095	—	280,095
Short-term debt	—	497,776	—	497,776
Current portion of long-term debt, net	—	819,629	—	819,629
	843,548	1,924,394	(109,248)	2,658,694
Long-term deposits, net	—	256,549	—	256,549
Long-term debt, net	297,278	1,352,334	—	1,649,612
Lease liabilities	67,497	1,928	—	69,425
Pension and postretirement liabilities	53,135	—	—	53,135
Deferred income taxes	2,267	3,239	—	5,506
Other long-term liabilities	138,410	55,080	1,554	195,044
Commitments and contingencies (Note 14)
Shareholders’ equity	2,843,432	438,072	(124,654)	3,156,850
	$4,245,567	$4,031,596	$(232,348)	$8,044,815

	March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$947,446	$983,729	$—	$1,931,175
Accounts receivable, net	635,492	66	(322,224)	313,334
Finance receivables held for investment, net	—	2,286,672	—	2,286,672
Inventories, net	712,312	—	—	712,312
Restricted cash	—	150,132	—	150,132
Other current assets	232,091	62,581	(40,985)	253,687
	2,527,341	3,483,180	(363,209)	5,647,312
Finance receivables held for investment, net	—	5,112,935	—	5,112,935
Property, plant and equipment, net	739,818	10,801	—	750,619
Pension and postretirement assets	454,359	—	—	454,359
Goodwill	62,347	—	—	62,347
Deferred income taxes	74,233	85,560	(753)	159,040
Lease assets	60,410	2,995	—	63,405
Other long-term assets	216,289	36,234	(120,159)	132,364
	$4,134,797	$8,731,705	$(484,121)	$12,382,381
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403,524	$361,829	$(322,224)	$443,129
Accrued liabilities	525,799	177,331	(40,457)	662,673
Short-term deposits, net	—	178,376	—	178,376
Short-term debt	—	498,500	—	498,500
Current portion of long-term debt, net	449,903	1,389,197	—	1,839,100
	1,379,226	2,605,233	(362,681)	3,621,778
Long-term deposits, net	—	334,954	—	334,954
Long-term debt, net	297,078	4,666,183	—	4,963,261
Lease liabilities	45,304	2,663	—	47,967
Pension and postretirement liabilities	53,104	—	—	53,104
Deferred income taxes	15,784	1,231	—	17,015
Other long-term liabilities	129,560	39,440	1,612	170,612
Commitments and contingencies (Note 14)
Shareholders’ equity	2,214,741	1,082,001	(123,052)	3,173,690
	$4,134,797	$8,731,705	$(484,121)	$12,382,381

	Three months ended March 31, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$7,415	$16,664	$44	$24,123
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	43,422	717	—	44,139
Amortization of deferred loan origination costs	—	2,153	—	2,153
Amortization of financing origination fees	32	1,319	—	1,351
Income related to long-term employee benefits	(11,686)	—	—	(11,686)
Employee benefit plan contributions and payments	(1,535)	—	—	(1,535)
Stock compensation expense	8,043	500	—	8,543
Net change in wholesale finance receivables related to sales	—	—	(178,721)	(178,721)
Provision for credit losses	—	13,153	—	13,153
Collections from finance receivables held for sale	—	24,950	—	24,950
Proceeds from sale of finance receivables held for sale	—	275,439	—	275,439
Originations of finance receivables held for sale	—	(491,565)	—	(491,565)
Deferred income taxes	5,761	(3,501)	(318)	1,942
Other, net	9,737	(6,312)	(45)	3,380
Changes in current assets and liabilities:
Accounts receivable, net	(310,862)	—	246,849	(64,013)
Finance receivables – accrued interest and other	—	(4,378)	—	(4,378)
Inventories, net	102,804	—	—	102,804
Accounts payable and accrued liabilities	254,255	200,113	(258,658)	195,710
Other current assets	(209,049)	19,609	15,630	(173,810)
	(109,078)	32,197	(175,263)	(252,144)
Net cash (used) provided by operating activities	(101,663)	48,861	(175,219)	(228,021)

	Three months ended March 31, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated

Cash flows from investing activities:
Capital expenditures	(31,772)	(20)	—	(31,792)
Origination of finance receivables held for investment	—	(1,122,001)	753,162	(368,839)
Collections on finance receivables held for investment	—	824,644	(577,943)	246,701
Collection of retained securitization beneficial interests	—	10,261	—	10,261
Proceeds from derivative instruments	—	51,574	—	51,574
Other investing activities	91	—	—	91
Net cash (used) provided by investing activities	(31,681)	(235,542)	175,219	(92,004)

Cash flows from financing activities:
Repayments of medium-term notes	—	(810,950)	—	(810,950)
Net increase in unsecured commercial paper	—	2,364	—	2,364
Net decrease in deposits	—	(59,193)	—	(59,193)
Dividends paid	(21,540)	—	—	(21,540)
Repurchase of common stock	(70,018)	—	—	(70,018)
Net cash used by financing activities	(91,558)	(867,779)	—	(959,337)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,787)	(1,527)	—	(7,314)
Net decrease in cash, cash equivalents and restricted cash	$(230,689)	$(1,055,987)	$—	$(1,286,676)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,314,917	$1,776,827	$—	$3,091,744
Net decrease in cash, cash equivalents and restricted cash	(230,689)	(1,055,987)	—	(1,286,676)
Cash, cash equivalents and restricted cash, end of period	$1,084,228	$720,840	$—	$1,805,068

	Three months ended March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$82,539	$48,051	$207	$130,797
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	39,344	2,360	—	41,704
Amortization of deferred loan origination costs	—	15,856	—	15,856
Amortization of financing origination fees	182	3,087	—	3,269
Income related to long-term employee benefits	(13,763)	—	—	(13,763)
Employee benefit plan contributions and payments	(1,556)	—	—	(1,556)
Stock compensation expense	6,241	574	—	6,815
Net change in wholesale finance receivables related to sales	—	—	(270,851)	(270,851)
Provision for credit losses	—	53,334	—	53,334
Deferred income taxes	14,735	4,102	(264)	18,573
Other, net	(5,550)	8,567	(209)	2,808
Changes in current assets and liabilities:
Accounts receivable, net	(334,284)	—	261,698	(72,586)
Finance receivables – accrued interest and other	—	(3,496)	—	(3,496)
Inventories, net	42,217	—	—	42,217
Accounts payable and accrued liabilities	125,876	299,158	(221,753)	203,281
Other current assets	28,707	(6,925)	(36,650)	(14,868)
	(97,851)	376,617	(268,029)	10,737
Net cash (used) provided by operating activities	(15,312)	424,668	(267,822)	141,534
Cash flows from investing activities:
Capital expenditures	(29,935)	(38)	—	(29,973)
Origination of finance receivables held for investment	—	(1,493,955)	757,154	(736,801)
Collections on finance receivables held for investment	—	1,317,330	(489,332)	827,998
Other investing activities	171	—	—	171
Net cash (used) provided by investing activities	(29,764)	(176,663)	267,822	61,395

	Three months ended March 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088	—	647,088
Repayments of securitization debt	—	(292,671)	—	(292,671)
Borrowings of asset-backed commercial paper	—	155,000	—	155,000
Repayments of asset-backed commercial paper	—	(65,004)	—	(65,004)
Net decrease in unsecured commercial paper	—	(140,778)	—	(140,778)
Net decrease in deposits	—	(37,439)	—	(37,439)
Dividends paid	(22,921)	—	—	(22,921)
Repurchase of common stock	(93,095)	—	—	(93,095)
Other financing activities	5	—	—	5
Net cash (used) provided by financing activities	(116,011)	266,196	—	150,185
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,870	429	—	3,299
Net (decrease) increase in cash, cash equivalents and restricted cash	$(158,217)	$514,630	$—	$356,413

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,105,663	$635,191	$—	$1,740,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(158,217)	514,630	—	356,413
Cash, cash equivalents and restricted cash, end of period	$947,446	$1,149,821	$—	$2,097,267

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” "projects," “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "seeks," "sees," "should," "feels," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of May 5, 2026 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (May 6, 2026), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $24.8 million, or $0.22 per diluted share, in the first quarter of 2026 compared to $133.1 million, or $1.07 per diluted share, in the first quarter of 2025.
In the first quarter of 2026, HDMC segment operating income was $18.9 million, down $97.3 million from the first quarter of 2025. The decrease in operating income from the HDMC segment for the first quarter of 2026 was driven primarily by higher operating expenses, less beneficial product mix and pricing, higher manufacturing and tariff costs, and lower motorcycle shipments, partially offset by a favorable currency impact. Operating loss from the LiveWire segment in the first quarter of 2026 was $17.7 million compared to an operating loss of $19.8 million in the prior year quarter due primarily to improved gross margin on increased shipments as well as lower operating expenses. Operating income from the HDFS segment in the first quarter of 2026 was $22.2 million, down $41.8 million compared to the prior year quarter due primarily to lower interest income on lower retail finance receivables, partially offset by lower interest expense, a lower provision for credit losses, and favorable other income from servicing fees, higher investment income, and higher net premiums earned by the Company's insurance captive.
Worldwide retail sales of new Harley-Davidson motorcycles in the first quarter of 2026 increased 8.1% compared to the first quarter of 2025. Retail sales were up 13.9% in North America, partially offset by a 2.7% decline in Europe and a 9.1% decline in Asia-Pacific. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.
Key Factors Impacting the Company(1)
New Chief Executive Officer and Strategic Plan - Effective October 1, 2025, the Company hired a new Chief Executive Officer (CEO). Soon after the new CEO's appointment, the Company initiated a comprehensive evaluation of its strategy and operations.
The Hardwire, the Company's 2021-2025 strategic plan, concluded at the end of 2025. The Company announced its new strategic plan called Back to the Bricks during the second quarter of 2026. The Company's Back to the Bricks strategic plan is designed to restore the Company's performance and position the Company to deliver profitable growth.
The Back to the Bricks strategic plan is built on five key pillars:

•Deep appreciation of Harley-Davidson’s competitive advantages and legacy: The Company believes its iconic brand, diversified and powerful revenue channels, and strong dealer network provide a powerful foundation for growth.
•Renewed commitment to exclusive dealer network to drive enterprise profitability: The Company's dealer network is a competitive advantage. The Company is planning actions to enable dealers to achieve significant growth in their profitability, which the Company believes will benefit dealers and the Company.
•Immediate actions to recapture share in areas where Harley-Davidson has right to win: The Company has strong legacy equity in existing markets including new motorcycles, used motorcycles, parts and accessories, apparel, and licensing. The Company’s strategic plan is focused on positioning the Company to regain share and drive meaningful volume growth in categories where it believes it benefits from credibility, scale and deep rider connection.
•Strong financial position with a path to stronger cash flow and profitability: The Company believes cost and restructuring actions already underway support a path to stronger cash flow and profitability over time.
•Bolstered management team with balance of fresh perspectives and institutional knowledge: The Company has made a number of leadership appointments that support the Company as it leverages its innate strengths.
As part of its Back to the Bricks strategic plan, the Company has already undertaken certain actions to reduce ongoing costs and is continuing to review its cost base in light of the current retail and wholesale environment. The Company expects these cost reduction actions to reduce its cost base by at least $150 million compared to its 2025 cost base. The Company expects to identify opportunities and act on them so that it will realize these cost savings, which are incremental to the productivity savings achieved toward its cost productivity target during the Hardwire strategic plan, beginning in 2026 and fully realized beginning in 2028. In addition to these savings, the Company has set a target to achieve additional benefit to HDMC profitability through improved cost leverage and other activities that would result in a total benefit of at least $225 million during the same time period.
The Company's strategic plan includes enhancements and additions to its product portfolio, including the introduction of the Sprint and return of the Company's iconic Sportster, which the Company believes provide a path to achieve a mid-single-digit compound annualized growth rate (CAGR) target in worldwide dealer retail sales of Harley-Davidson motorcycles in the medium term, or approximately the next three to five years, as compared to 2025. The Company believes growth in worldwide dealer retail sales would positively impact HDMC wholesale shipments, revenue and profitability. The Company has also set targets to drive HDMC profitability higher in the medium term, including growth in its HDMC parts and accessories, apparel, and licensing businesses that target a mid-single-digit CAGR for revenue from a 2025 base and continued focus on its cost base that targets HDMC operating expense as a percent of HDMC revenue to be below 20% in the medium term. The Company believes its Back to the Bricks medium-term financial targets provide a path to improved HDMC profitability, including HDMC gross margin that ranges from 25% to 30% and continued growth in other HDMC performance measures, including operating income.
U.S. and Foreign Tariffs – During 2025 and continuing into 2026, the U.S. implemented new or increased tariffs on goods from various foreign countries, either generally or with respect to certain products. In certain circumstances, the U.S. and certain foreign countries continued to discuss trade policy which could impact the ongoing cost of tariffs for the Company. During the first quarter of 2026, the total cost of new or increased tariffs implemented in 2025 and 2026 that the Company incurred was approximately $45 million. The total cost of new or increased tariffs includes import and export tariffs implemented in 2025 and 2026 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases and excludes the benefit of any past or future mitigation actions, changes in demand and operational costs primarily to accelerate shipments ahead of actual or expected new or increased tariffs.
Certain tariffs have been challenged in U.S. courts, which could impact the continued application of the new or increased tariffs. Depending on the outcome of court challenges and any related actions by the administration or Congress, trade negotiations and other factors, the U.S. and foreign countries may sustain, amend, suspend or withdraw existing tariffs or implement new tariffs. If existing tariffs are sustained or new tariffs are implemented, it will likely increase the Company’s cost of raw materials, components, finished motorcycles, parts and accessories and apparel and affect its ability to sell products domestically and internationally at or near current prices. The Company's U.S.-centric manufacturing footprint and sourcing limit its exposure to tariffs; however, based on the portions of the Company's business that are exposed directly or indirectly to tariffs and the magnitude of potential incremental tariffs, the impact to the Company could be material. The Company estimated the cost of new or increased import and export tariffs implemented in 2025 and 2026 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases, which excludes the benefit of any past or future mitigation actions, changes in demand and operational costs primarily to accelerate shipments ahead of actual or expected new or increased tariffs. The Company's estimate of the cost of these tariffs for the full year 2026(1) as of May 1, 2026 ranges from $75 million to $90 million which compared to the Company's previous estimated range of $75 million to $105 million.
The Company plans to continue its efforts to mitigate the impact of tariffs, including engaging with governments to advocate for consideration of motorcycles in trade negotiations; pursuing recovery of previously paid tariffs, where appropriate; moving inventory into markets ahead of tariff effective dates; evaluating sourcing options and pricing for its products; and prudently managing costs.
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
The Company pursued appeals of the revocation of the BOI decisions and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021). The Company received a favorable judgment on the appeal of the denial of its application for temporary extended reliance, which resulted in the Company receiving an approximately €35 million refund on February 23, 2026 (or approximately $41 million remeasured to U.S. dollars), resulting in a reduction of HDMC cost of goods sold in the first quarter of 2026.
Outlook(1)

On May 5, 2026, the Company reaffirmed its expectations for 2026 (other than its updated tariff expectations discussed above), which are described below, and announced its 2026 - 2029 Back to the Bricks strategic plan, which included additional financial targets for 2027 through 2029, which are described above.
The Company expects 2026 wholesale shipments and worldwide dealer retail sales of Harley-Davidson motorcycles of 130,000 to 135,000 units as the Company believes global dealer retail inventory levels support the alignment of expected wholesale shipments with expected worldwide dealer retail sales of Harley-Davidson motorcycles. The Company expected shipments to be lower in the first quarter of 2026 as compared to the same quarter in 2025. The Company expects shipments to be lower, but relatively flat in the third quarter of 2026 as compared to the same quarter in 2025 and shipments to be higher in the second and fourth quarters of 2026 as compared to the same quarters in 2025.
The Company expects a reduced level of production in 2026 in light of the current retail environment. The Company expects the reduced level of production to negatively impact HDMC operating margins due to unfavorable manufacturing leverage as fixed costs are allocated over fewer units produced resulting in a higher unit cost. As a result of unfavorable manufacturing leverage and the expected additional cost of new or increased tariffs for the full year, the Company expects 2026 HDMC operating results to be in the range of $40 million operating loss to $10 million operating income.
The Company expects LiveWire operating loss of $70 million to $80 million in 2026.
The Company expects HDFS operating income of $45 million to $60 million in 2026, which compares to $490.4 million and $248.4 million in 2025 and 2024, respectively. The expected reduction in 2026 is related to HDFS's sale of its existing retail finance receivables in 2025, which benefited 2025 HDFS operating income and reduced HDFS's retail finance receivables balance and, as a result, is expected to reduce interest income on a lower retail finance receivables balance. The Company expects HDFS to continue to increase its retail finance receivable base over the coming years as it continues to originate retail finance receivables held for investment. The Company expects the anticipated increase in the retail finance receivable base will contribute to higher levels of HDFS operating income. As a result, the Company is targeting HDFS operating income to reach approximately three times 2026 expected HDFS operating income in or around 2029, resulting in a target operating income range of HDFS operating income of $125 million to $150 million in 2029.
In 2022, the Company set a cost productivity target to eliminate $400 million of incremental cost incurred since 2020 by 2025. The Company's efforts focused on production efficiency, logistics network optimization and supplier cost optimization. This target originally included a positive impact from manufacturing leverage of approximately $50 million to $70 million based on an anticipated reduction in the fixed cost per motorcycle associated with increasing production volumes. Given the decrease in production volumes in 2023 and 2024, the Company adjusted the target in 2024 by removing the impact of manufacturing leverage and increasing productivity objectives in other areas to maintain the original target. In 2025, the Company extended its target to be more than $400 million by the end of 2026. Excluding the impact of manufacturing leverage, the Company achieved approximately $24 million, $123 million, $110 million, and $103 million of cost productivity savings in 2022, 2023, 2024, and 2025, respectively, resulting in total productivity savings of $360 million from the beginning of 2022 through the end of 2025.
The Company is committed to ongoing efforts to reduce cost. As part of the Company's Back to the Bricks strategic plan, the Company's cost reduction efforts include other cost levers that were not part of the cost productivity target that was set during its previous Hardwire strategic plan. The Company is pleased with the results of its cost productivity efforts; however, the Company expects to focus its ongoing efforts on cost goals included as part of its Back to the Bricks strategic plan.
The Company expects capital investments in 2026 of between $175 and $200 million.
The Company previously announced a plan to repurchase approximately $1 billion of shares on a discretionary basis in aggregate from the third quarter of 2024 through the end of 2026. The Company purchased $250 million of shares on a discretionary basis during the third and fourth quarters of 2024 and $347 million of shares on a discretionary basis in 2025, including $160 million of shares settled in 2025 pursuant to a $200 million accelerated share repurchase program (ASR). In the first quarter of 2026, the Company received 3.1 million shares as the final settlement of the ASR, which had a value of $65 million based on the share price at delivery. In addition to the shares delivered under the ASR, the Company repurchased $63 million shares on a discretionary basis in the first quarter of 2026 resulting in a total of $128 million of shares repurchased in the first quarter of 2026. The total amount of shares repurchased on a discretionary basis since the Company's announcement of the $1 billion share repurchase plan was $726 million. The Company is pleased with this performance and has decided that it will no longer pursue the $1 billion target as it expects to align its ongoing capital allocation priorities with its Back to the Bricks strategy, which includes return of capital to shareholders through discretionary share repurchases and dividends among other priorities.

Results of Operations for the Three Months Ended March 31, 2026
Compared to the Three Months Ended March 31, 2025
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	March 31, 2026	March 31, 2025	Increase (Decrease)	% Change
Operating income - HDMC	$18,925	$116,272	$(97,347)	(83.7)%
Operating loss - LiveWire	(17,671)	(19,809)	2,138	(10.8)
Operating income - HDFS	22,240	64,036	(41,796)	(65.3)
Operating income	23,494	160,499	(137,005)	(85.4)%
Other income, net	13,477	16,273	(2,796)	(17.2)
Investment income	8,696	8,941	(245)	(2.7)
Interest expense	3,570	7,686	(4,116)	(53.6)
Income before income taxes	42,097	178,027	(135,930)	(76.4)%
Income tax provision	17,974	47,230	(29,256)	(61.9)
Net income	24,123	130,797	(106,674)	(81.6)%
Less: Loss attributable to noncontrolling interests	650	2,307	(1,657)	(71.8)
Net income attributable to Harley-Davidson, Inc.	$24,773	$133,104	$(108,331)	(81.4)%
Diluted earnings per share	$0.22	$1.07	$(0.85)	(79.4)
The Company reported operating income of $23.5 million in the first quarter of 2026 compared to $160.5 million in the same period last year. The HDMC segment reported operating income of $18.9 million in the first quarter of 2026, a decrease of $97.3 million compared to the first quarter of 2025. Operating loss from the LiveWire segment decreased $2.1 million compared to the first quarter of 2025. Operating income from the HDFS segment decreased $41.8 million compared to the first quarter of 2025. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income, net in the first quarter of 2026 was lower than in the first quarter of 2025 due to lower non-operating income related to the Company's defined benefit plans.

Interest expense in the first quarter of 2026 was lower than in the first quarter of 2025 as the Company paid the outstanding principal and interest related to its $450.0 million 3.50% senior notes in July 2025.
The Company's effective income tax rate for the first quarter of 2026 was 42.7% compared to 26.5% for the first quarter of 2025. The increase in the effective income tax rate was attributable to discrete items recorded in the first quarter of 2026 as well as a decrease in income before income taxes and changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.
Diluted earnings per share was $0.22 in the first quarter of 2026, down 79.4% from the same period last year. Diluted weighted average shares outstanding decreased from 124.7 million in the first quarter of 2025 to 110.8 million in the first quarter of 2026, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)	% Change
United States	22,245	19,207	3,038	15.8%
Canada	1,558	1,685	(127)	(7.5)
North America	23,803	20,892	2,911	13.9
Europe/Middle East/Africa (EMEA)	5,034	5,175	(141)	(2.7)
Asia Pacific	3,967	4,362	(395)	(9.1)
Latin America	703	581	122	21.0
	33,507	31,010	2,497	8.1%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

During the first quarter of 2026, retail sales in North America were up 13.9% driven by a 15.8% increase in the United States, partially offset by a 7.5% decrease in Canada. Outside of North America, retail sales were down during the first quarter of 2026, including a 2.7% decrease in Europe and a 9.1% decrease in Asia Pacific.
U.S. retail sales growth was primarily driven by the Company's Grand American Touring motorcycles, which had motorcycle incentives that were selectively introduced in 2025 and the first quarter of 2026 to assist dealers in reducing dealer inventory levels with a focus on reducing Grand American Touring dealer inventory. The decline in international markets was primarily driven by lower retail sales of the Company's Cruiser models, which were refreshed in 2025.
Worldwide retail inventory of new motorcycles was approximately 44,000 units at the end of the first quarter of 2026, which was down approximately 22% from the end of the first quarter of 2025 as increased retail sales contributed to reduced dealer inventory levels.

Motorcycle Registration Data and Market Share – 601+cc(a)(d)
The Company's U.S. market share of new 601+cc motorcycles increased during the first three months of 2026 compared to the first three months of 2025. The Company's European market share of new 601+cc motorcycles for the first three months of 2026 was up compared to the first three months of 2025. Industry retail registration data for new motorcycles and the Company's market share was as follows:

	Three months ended
	March 31, 2026	March 31, 2025	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	58,045	52,410	5,635	10.8%
Europe(c)	114,948	95,577	19,371	20.3%

Harley-Davidson market share data:
United States(b)	37.8%	36.2%	1.6	pts.
Europe(c)	3.5%	2.5%	1.0	pts.
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
HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	March 31, 2026		March 31, 2025		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	23,884	64.0%	24,865	64.4%	(981)	(3.9)%

Worldwide motorcycle shipments:
Grand American Touring(a)	21,520	57.7%	23,678	61.3%	(2,158)	(9.1)%
Cruiser	10,659	28.6%	11,860	30.8%	(1,201)	(10.1)
Sport and Lightweight	3,731	10.0%	2,108	5.4%	1,623	77.0
Adventure Touring	1,385	3.7%	955	2.5%	430	45.0
	37,295	100.0%	38,601	100.0%	(1,306)	(3.4)%
(a)Includes Trike
The Company shipped 37,295 motorcycles worldwide during the first quarter of 2026, which was 3.4% lower than the first quarter of 2025, consistent with the Company's expected timing of wholesale shipments throughout the year as dealers continued to adjust inventory levels based on the current retail environment and worldwide retail inventory levels.

Shipments to dealers in the first quarter of 2026 were lower than the first quarter of 2025 primarily due to lower U.S. motorcycle shipments. In the first quarter of 2026, the Company shipped a greater proportion of Sport and Lightweight and Adventure Touring models and a lower proportion of its Grand American Touring and Cruiser models as compared to the first quarter of 2025.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)	% Change
Revenue:
Motorcycles	$836,294	$863,863	$(27,569)	(3.2)%
Parts and accessories	142,243	143,433	(1,190)	(0.8)
Apparel	57,313	57,322	(9)	—
Licensing	6,048	3,058	2,990	97.8
Other	13,573	13,829	(256)	(1.9)
	1,055,471	1,081,505	(26,034)	(2.4)
Cost of goods sold	788,482	766,261	22,221	2.9
Gross profit	266,989	315,244	(48,255)	(15.3)
Operating expenses	248,064	198,972	49,092	24.7
Operating income	$18,925	$116,272	$(97,347)	(83.7)%
Operating margin	1.8%	10.8%	(9.0)	pts.

The estimated impact of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2025 to the first quarter of 2026 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended March 31, 2025	$1,081.5	$766.3	$315.2
Volume	(29.8)	(19.8)	(10.0)
Price and sales incentives	(22.4)	—	(22.4)
Foreign currency exchange rates and hedging	24.1	9.8	14.3
Shipment mix	2.1	22.7	(20.6)
Raw material prices	—	(0.6)	0.6
Manufacturing and other costs	—	10.1	(10.1)
	(26.0)	22.2	(48.2)
Three months ended March 31, 2026	$1,055.5	$788.5	$267.0
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first quarter of 2025 to the first quarter of 2026 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was negatively impacted by increased motorcycle incentives that were selectively introduced in the first quarter of 2026 to continue to assist dealers in reducing dealer inventory levels with a focus on reducing Grand American Touring dealer inventory.
•Revenue and gross profit were favorably impacted by stronger average foreign currency exchange rates relative to the U.S. dollar compared to the same quarter last year, partially offset by unfavorable impacts from hedging activities.
•Changes in the shipment mix had a favorable impact on revenue and an unfavorable impact on gross profit. The benefit to revenue was driven by an increase in the mix of new limited edition models within families which have a higher price. The benefit to revenue was partially offset within gross profit as the new limited edition models also carry a higher cost than other motorcycles in the same family. Shipment mix also included an unfavorable impact on revenue and gross profit primarily driven by a shift from the Grand American Touring family to the Sport and Lightweight and Adventure Touring families, which are lower priced and lower margin motorcycle families.
•Raw material costs were lower compared to the prior year.

•Manufacturing and other costs were negatively impacted by higher supply management costs as well as higher tariff costs, partially offset by a tariff recovery as discussed in Key Factors.
Operating expenses were higher in the first quarter of 2026 compared to the same period last year primarily related to higher people costs, including one-time employee termination benefits, and product recall costs.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	March 31, 2026	March 31, 2025	(Decrease) Increase	% Change
Revenue	$5,116	$2,743	$2,373	86.5%
Cost of goods sold	5,651	4,524	1,127	24.9
Gross profit	(535)	(1,781)	1,246	(70.0)
Selling, administrative and engineering expense	17,136	18,028	(892)	(4.9)
Operating loss	$(17,671)	$(19,809)	$2,138	(10.8)%

LiveWire motorcycle unit shipments	91	33	58	175.8%
During the first quarter of 2026, revenue increased by $2.4 million, or 86.5%, compared to the first quarter of 2025. The increase was primarily due to higher electric motorcycle, electric balance bike, and electric bike unit volumes sold during the quarter as compared to the same period last year. Cost of sales increased by $1.1 million, or 24.9%, during the first quarter of 2026 compared to the first quarter of 2025 due to higher electric motorcycle, electric balance bike, and electric bike unit volumes.
During the first quarter of 2026, selling, administrative and engineering expense decreased $0.9 million, or 4.9%, compared to the first quarter of 2025 as the Company continued to focus on cost containment.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)	% Change
Revenue:
Interest income	$50,062	$209,469	$(159,407)	(76.1)%
Other income	61,882	35,492	26,390	74.4
	111,944	244,961	(133,017)	(54.3)
Expenses:
Interest expense	39,297	88,934	(49,637)	(55.8)
Provision for credit losses	13,153	53,334	(40,181)	(75.3)
Operating expense	37,254	38,657	(1,403)	(3.6)
	89,704	180,925	(91,221)	(50.4)
Operating income	$22,240	$64,036	$(41,796)	(65.3)%
Interest income was lower for the first quarter of 2026 compared to the same period last year, primarily due to lower average outstanding finance receivables at a lower average yield. The decrease in average outstanding finance receivables was due to the sale of a significant portion of retail finance receivables in 2025. As such, average yield on the current portfolio is lower than the average yield on the finance receivable portfolio held as of March 31, 2025. Other income increased $26.4 million largely due to favorable servicing fees, investment income, and higher net premiums earned by Eaglemark Insurance

Company Ltd. (EICL), the Company's insurance captive. Interest expense decreased $49.6 million due to lower average borrowings at a lower average interest rate. Average borrowings decreased due to the paydown of debt, largely from proceeds from the sale of retail finance receivables in 2025. The average interest rate declined due to a difference in borrowing mix from the prior year quarter.

The provision for credit losses decreased $40.2 million compared to the first quarter of 2025 primarily driven by favorable actual credit losses due to the smaller retail portfolio, partially offset by an unfavorable reserve increase. The unfavorable reserve increase was due to growth in the retail portfolio as HDFS rebuilds its retail finance receivable portfolio, compared to a decline in the first quarter of 2025. The allowance for credit losses considers current economic conditions and the Company's outlook on future conditions. At the end of the first quarter of 2026, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment and muted consumer confidence. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
On a managed basis, which considers all loans serviced by the Company, annualized retail credit losses on the Company's retail motorcycle loans were 3.59% for the first quarter of 2026 compared to 3.79% in the first quarter of 2025. The 30-day managed basis delinquency rate for retail motorcycle loans increased to 4.63% at March 31, 2026 from 4.47% at March 31, 2025. On a managed basis, annualized retail credit losses declined primarily due to lower charge-offs and higher recoveries. The 30-day managed basis delinquency rate increased due to a challenging economic environment and portfolio dynamics.
Operating expenses decreased $1.4 million compared to the first quarter of 2025 due in part to a hedging gain resulting from the Company's redemption of its €700.0 million 6.36% medium-term notes due 2026 in the first quarter of 2026 prior to the notes' maturity, partially offset by an increase in insurance claim costs incurred by EICL.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Balance, beginning of period	$2,235	$401,183
Provision for credit losses	13,153	53,334
Charge-offs, net of recoveries	6,208	(61,339)
Balance, end of period	$21,596	$393,178

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
The Company expects to fund its ongoing operations (excluding the origination of finance receivables) and its capital allocation priorities, which include reinvesting in key growth initiatives, including the related capital expenditures, the return of excess capital to shareholders through dividends and discretionary share repurchases, and opportunistic acquisition activity, primarily with cash flows from operating activities and cash and cash equivalents on hand.(1) The Company expects to fund the origination of finance receivables primarily with unsecured debt, unsecured commercial paper, asset-backed commercial paper conduit facilities, committed unsecured bank facilities, asset-backed securitizations, brokered certificates of deposit and cash and cash equivalents on hand. In addition, the Company expects to fund a portion of its retail finance receivables through the sale of up to two-thirds of the retail finance receivables that HDFS originates shortly after origination.(1)
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at March 31, 2026 were as follows (in thousands):

Cash and cash equivalents(a)	$1,805,068

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)(c)	450,547
Borrowings against committed facility	—
Net asset-backed U.S. commercial paper conduit committed facility availability	450,547

Asset-backed Canadian commercial paper conduit facility(b)(d)	7,952
Borrowings against committed facility	—
Net asset-backed Canadian commercial paper conduit facility	7,952

Availability under credit and conduit facilities:
Credit facilities	1,420,000
Commercial paper outstanding	(498,685)
Net credit facility availability	921,315
$3,184,882
(a)Includes $67.5 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(c)Total committed borrowing capacity of the U.S. commercial paper conduit facility was $1.50 billion at March 31, 2026. Availability was limited based on the amount of U.S. retail finance receivables available to be used as collateral.
(d)Total committed borrowing capacity of the Canadian Conduit facility was C$165.0 million ($118.6 million) at March 31, 2026. Availability was limited based on the amount of Canadian retail finance receivables available to be used as collateral.

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term credit ratings, as of March 31, 2026 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s	A3	BBB-	CreditWatch Negative
Fitch	F2	BBB	Negative
The Company recognizes that it must continue to monitor and adjust its business to changes in the lending environment. The Company intends to continue with a diversified funding profile through a combination of short-term and long-term funding vehicles and to pursue a variety of sources to obtain cost-effective funding.(1) HDFS segment results could be negatively affected by higher costs of funding and increased difficulty of raising, or potential unsuccessful efforts to raise funding in the short-term, medium-term and long-term capital markets.(1) These negative consequences could in turn adversely affect the Company’s business and results of operations in various ways, including through higher costs of capital, reduced funds available through HDFS to provide loans to dealers and their retail customers, and dilution to existing shareholders through the use of alternative sources of capital. The Company expects that the ongoing sale of a portion of retail finance receivables to third parties will reduce its funding risk in the near-term.(1)
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Net cash provided (used) by operating activities	$(228,021)	$141,534
Net cash provided (used) by investing activities	(92,004)	61,395
Net cash provided (used) by financing activities	(959,337)	150,185
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,314)	3,299
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,286,676)	$356,413
Operating Activities
Cash flow provided by operating activities reflected a net outflow in the first three months of 2026 compared to a net inflow in the first three months of 2025. The net outflow in the first three months of 2026 was primarily due to originations of retail finance receivables classified as held for sale, net of proceeds from the collection and sales of retail finance receivables held for sale. Cash flows from the origination, collection and sales of retail finance receivables the Company intends to sell at origination are classified within cash flow from operating activities. There were no originations of retail finance receivables held for sale in the first three months of 2025. Cash flow provided by operating activities was also impacted by unfavorable operating cash flows from the HDMC segment due in large part to lower shipment volumes and higher costs compared to the first three months of 2025 as well as unfavorable operating cash flows from the HDFS segment due in large part to lower interest income compared to the first three months of 2025.

The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at March 31, 2026 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There are no required qualified pension plan contributions in 2026. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company has a liability for unrecognized tax benefits of $19.8 million and related accrued interest and penalties of $10.7 million as of March 31, 2026. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of wholesale finance receivables and retail finance receivables held for sale with the issuance of debt and the sale of a portion of its retail finance receivables to third parties.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and the originations and collections of retail finance receivables held for investment. In the first three months of 2026, the Company also had $51.6 million of proceeds due to the settlement of derivative instruments related to the Company's redemption of its €700.0 million 6.36% medium-term notes due 2026 prior to the notes' maturity during the first three months of 2026. There were no comparable proceeds in the first three months of 2025. Capital expenditures were $31.8 million in the first three months of 2026 compared to $30.0 million in the same period last year. The Company's 2026 plan includes capital investments, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows related to finance receivables held for investment during the first three months of 2026 compared to net cash inflows during the first three months of 2025, which resulted in a net decrease in cash flows from investing activities of $213.3 million. The net decrease was driven by lower collections of finance receivables held for investment due primarily to a portion of retail finance receivable collections and originations being classified as operating cash flows as discussed above. The unfavorable impact of lower collections on investing cash flow was partially offset by lower originations of finance receivables held for investment. The Company funded its finance receivables held for investment net lending activity through the issuance of debt as discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.188 and $0.180 per share totaling $21.5 million and $22.9 million during the first three months of 2026 and 2025, respectively.
Cash outflows for share repurchases were $70.0 million in the first three months of 2026 compared to $93.1 million in the same period last year. Share repurchases during the first three months of 2026 included $63.3 million related to 3.5 million shares of common stock purchased on a discretionary basis.
In addition, the Company received 3.1 million shares delivered upon final settlement of the ASR the Company entered into with Goldman Sachs & Co. LLC (Goldman) on November 5, 2025. Under the ASR, the Company paid $200 million to Goldman on November 6, 2025, which was a $200 million financing cash outflow in the fourth quarter of 2025, and received an initial delivery of 6.3 million shares of the Company's common stock, representing 80% of the payment amount divided by the Company's closing share price on November 5, 2025, which reduced weighted average shares outstanding in the fourth quarter of 2025.
On February 13, 2026, Goldman settled the ASR by delivering 3.1 million shares of the Company's common stock, resulting in a total delivery of 9.4 million shares under the $200 million ASR. The total number of shares purchased by the Company pursuant to the ASR was based on the volume-weighted average price of the Company's common stock, less a discount, during the repurchase period. The amount delivered on February 13, 2026, which represented the difference between the initially delivered shares and the total number of shares purchased, reduced weighted average shares outstanding in the first quarter of 2026.
Share repurchases during the first three months of 2026 also included $6.7 million or 0.3 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.

In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis. In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of March 31, 2026, there were 16.8 million shares remaining under board-approved share repurchase authorizations.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash outflows of $0.9 billion in the first three months of 2026 compared to net cash inflows of $0.3 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Outstanding debt:
Unsecured commercial paper	$498,685	$498,500
Asset-backed Canadian commercial paper conduit facility	—	68,275
Asset-backed U.S. commercial paper conduit facility	—	531,260
Asset-backed securitization debt, net	—	1,658,745
Medium-term notes, net	1,335,802	3,797,100
Senior notes, net	297,309	746,981
	$2,131,796	$7,300,861

Deposits, net	$477,638	$513,330
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $477.6 million and $513.3 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of March 31, 2026 and March 31, 2025, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Credit Facilities – As of March 31, 2026, the Company had a $710.0 million five-year credit facility with a maturity in April 2027 and a $710.0 million five-year credit facility with a maturity in April 2029. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program. On April 6, 2026, the Company amended its April 2027 credit facility by reducing the facility's capacity from $710.0 million to $650.0 million and extending the maturity to April 2031. The April 2029 credit facility was also amended by reducing the facility's capacity from $710.0 million to $650.0 million and to conform in all respects to the April 2031 credit facility other than maturity date.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.42 billion as of March 31, 2026 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.

Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at March 31, 2026 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	3.05%	February 2022	February 2027
$144,903	5.95%	June 2024	June 2029
$700,487(a)	5.61%	March 2025	March 2030
(a)€610.0 million par value remeasured to U.S. dollars at March 31, 2026
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $9.6 million and $21.5 million at March 31, 2026 and March 31, 2025, respectively.
Unsecured Note Redemptions —During March 2026, the Company redeemed its €700.0 million 6.36% medium-term notes due 2026 prior to the notes' maturity resulting in a $0.3M loss on extinguishment, which included unamortized discounts and fees, within Financial services interest expense on the Consolidated statements of operations.
Senior Notes and Term Loan – In July 2015, the Company issued $750.0 million of unsecured senior notes in an underwritten offering. The senior notes provide for semi-annual interest payments and principal due at maturity. $450.0 million of the senior notes, which had an interest rate of 3.50%, matured and were repaid in full in July 2025. $300.0 million of the senior notes mature in July 2045 and have an interest rate of 4.625%. The Company used the proceeds from the debt to repurchase shares of its common stock in 2015.
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of March 31, 2026, the Canadian Conduit had an expiration date of June 30, 2026.
There were no finance receivable transfers under the Canadian Conduit Facility during the first quarter of 2026 or 2025.

On-Balance Sheet Asset-Backed U.S. Commercial Paper Conduit Facilities VIE – In October 2025, the Company renewed its $1.50 billion revolving facility agreement (the U.S. Conduit Facility) with third-party banks and their asset-backed U.S. commercial paper conduits. Under the revolving facility agreement, the Company may transfer U.S. retail motorcycle finance receivables to an SPE, which in turn may issue debt to those third-party banks and their asset-backed U.S. commercial paper conduits. Availability under the U.S. Conduit Facility is based on, among other things, the amount and credit performance of eligible U.S. retail motorcycle finance receivables held by the SPE as collateral. In addition to extending the term of the U.S. Conduit Facility, the October 2025 amendment updated the fee structure and finance receivable take-out provisions to better align with ongoing HDFS funding needs.
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of March 31, 2026, the U.S. Conduit Facility had an expiration date of October 30, 2026.
There were no finance receivable transfers under the U.S. Conduit Facility during the first quarter of 2026. During the first quarter of 2025, the Company transferred $179.5 million of U.S. retail motorcycle finance receivables to an SPE which, in turn, issued $155.0 million of debt under the U.S. Conduit Facility.
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
The accounting treatment for asset-backed securitizations depends on the terms of the related transaction and the Company’s continuing involvement with the VIE. During the third quarter of 2025, HDFS determined that it was no longer the primary beneficiary of most of its asset-backed securitization VIEs and also met the criteria for those asset-backed VIEs to be accounted for as a sale. Accordingly, those VIEs were deconsolidated and accounted for as sales during the third quarter of 2025. After deconsolidating certain VIEs, the Company had one on-balance sheet asset-backed securitization remaining that was repaid in full during 2025. Refer to Note 10 of the Notes to Consolidated financial statements for further discussion.
There were no transfers of U.S. retail motorcycle finance receivables to SPEs during the first quarter of 2026 or 2025.
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
On February 14, 2024, Harley-Davidson, Inc. entered into a Convertible Delayed Draw Term Loan Agreement (Convertible Term Loan) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc. whereby LiveWire was able to obtain term loans in one or more advances up to an aggregate principal amount of $100.0 million. The Convertible Term Loan had a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. The Convertible Term Loan contained a provision that provided for Harley-Davidson, Inc. to convert amounts outstanding to equity of LiveWire Group, Inc. at the maturity date if, on the maturity date, Harley-Davidson, Inc. determined, acting reasonably and in good faith, that LiveWire Group, Inc. did not have the financial wherewithal to repay all amounts outstanding. LiveWire Group, Inc. did not draw any amounts under the Convertible Term Loan.
On November 9, 2025, Harley-Davidson, Inc. entered into an Amended and Restated Delayed Draw Term Loan Agreement (Term Loan) with LiveWire Group, Inc. and a wholly-owned subsidiary of LiveWire Group, Inc., which amended the Convertible Term Loan. The Term Loan provided LiveWire Group, Inc. with access to up to $75.0 million to be drawn between November 17, 2025 and December 15, 2025. The maturity date of the amount outstanding under the Term Loan, including interest, is December 15, 2027. The Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net proceeds (defined as gross proceeds less offering costs) from the At-The-Market program managed by LiveWire Group Inc., which is a program designed to raise capital from external investors in LiveWire Group Inc. The At-The-Market proceeds mandatory prepayment would apply to any funds raised from the funding of the Term Loan through the maturity date. No other scheduled principal payments are required to be made on the Term Loan and the remaining principal balance must be paid in full on the maturity date. The amount outstanding under the Term Loan bears interest at a floating rate per annum, as calculated as of the date of funding of the Term Loan and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. Interest is compounded on a semi-annual basis on May 31 and November 30 and is required to be paid in full on the maturity date. The Term Loan includes negative covenants restricting the ability of LiveWire Group, Inc. to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. All of the obligations under the Term Loan are secured by a security interest in substantially all of the assets of LiveWire Group, Inc.
On December 15, 2025, LiveWire Group, Inc. borrowed $75.0 million under the Term Loan, which remained outstanding as of March 31, 2026.
The Company believes indicators point to a much later EV adoption in the powersports and discretionary leisure industries than the Company originally anticipated given a lack of government incentives and a less favorable regulatory environment, combined with a slower expansion of charging infrastructure. LiveWire will continue seeking external capital under its At-The-Market program and review its product portfolio. In addition, LiveWire plans to continue to focus on cost savings to reduce operating losses with the intention of establishing a sustainable business model with the existing funds available. The Company does not plan to make additional investments in LiveWire beyond the amount outstanding under the Term Loan described above.
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
As of March 31, 2026 and 2025, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.

Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including the Company's new strategic plan announced in the second quarter of 2026, successfully execute its approach to a full enterprise economic model, and strengthen its existing businesses while allowing for growth; (b) manage supply chain and logistics issues, including without limitation quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Iran, or natural disasters and longer shipping times and increased logistics costs; (c) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or rebalancing or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; (d) accurately analyze, predict and react to changing market conditions, interest rates, and geopolitical environments, and successfully adjust to shifting global consumer needs and interests, including successfully realigning its product portfolio, which encompasses re-introducing the Sportster; (e) accurately predict the margins of its segments in light of, among other things, tariffs, rebalancing trade measures, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (f) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of activist collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (g) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Iran; (h) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (i) successfully carry out its global manufacturing and assembly operations; (j) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to shift to a rider-centric portfolio that includes a focus on accessibility and customization and growing its parts and accessories and apparel businesses; (k) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (l) successfully manage and reduce costs throughout the business; (m) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (n) prevent, detect and remediate any issues with its motorcycles or any issues associated with the design, manufacturing, or assembly processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (o) successfully manage and reduce costs throughout the business; (p) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its full enterprise economic model, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (q) realize the desired business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; (iii) the ability of LiveWire to obtain sufficient funding from sources other than the Company to sustain its operations; and (iv) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s most recent Annual Report on Form 10-K; (r) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (s) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name; (t) successfully maintain or achieve a manner in which to sell motorcycles in Europe, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (u) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (v) retain and attract talented employees and leadership and qualified and experienced independent directors for its Board of Directors, eliminate personnel duplication, inefficiencies and complexity throughout the organization, and successfully complete transitions of executives, and effectively manage the return to on-site work of Milwaukee-based corporate employees at specified Company facilities; (w) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage the credit quality, the loan servicing and collection activities, and the recovery rates of Harley-Davidson Financial Services' loan portfolio; (y) prevent a ransomware attack or cybersecurity incidents and data privacy breaches and respond to related evolving regulatory requirements; (z) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (aa) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (bb) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (cc) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (dd) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts and manage exposure in commercial or contractual disputes; (ee) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ff) realize the desired business benefits from KKR's and PIMCO's investments in Harley-Davidson Financial Services, Inc.; (gg) manage risks related to functions the Company outsources and the use of artificial intelligence by the Company and its vendors and suppliers; (hh) achieve anticipated results with respect to the Company's preowned motorcycle program, Harley-Davidson Certified, the Company's H-D1 Marketplace, and Apparel and Licensing; (ii) optimize capital allocation in light of the Company's capital allocation priorities; (jj) manage the Company's share repurchase strategy; (kk) manage issues related to climate change and related regulations; and (ll) realize the expected effects of the anticipated increase in Harley-Davidson Financial Services, Inc.'s retail finance receivable base on Harley-Davidson Financial Services, Inc.'s operating income.
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
The Company's operations, demand for its products, and its liquidity could be adversely impacted by changes in tariffs, inflation, work stoppages, facility closures, strikes, natural causes, widespread infectious disease, terrorism, war or other hostilities, including the conflict in Iran, or other factors. Refer to Risk Factors under Item 1.A of this report and Risk Factors under Item 1.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of additional risk factors and a more complete discussion of some of the cautionary statements noted above.
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
HDMC Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht and Pound sterling. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. There have been no material changes to the foreign currency exchange rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The Company purchases commodities for the use in the production of motorcycles. As a result, HDMC segment operating income is affected by changes in commodity prices. The Company uses derivative financial instruments on a limited basis to hedge the prices of certain commodities. There have been no material changes to the commodity market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
HDFS Segment
The Company has interest rate-sensitive financial instruments including finance receivables, debt and interest rate derivative financial instruments. As a result, HDFS operating income is affected by changes in interest rates. The Company periodically utilizes interest rate caps to reduce the impact of fluctuations in interest rates on its floating-rate asset-backed securitization transactions. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
HDFS also has short-term commercial paper and debt issued through the commercial paper conduit facilities that is subject to changes in interest rates, which it does not hedge. There have been no material changes to the interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The Company has foreign currency denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At March 31, 2026, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign currency denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the Company's market risk.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 of the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

H-D Japan Matter - As reported, on or about July 30, 2024, the Fair Trade Commission in Japan (Japan FTC) initiated an investigation into Harley-Davidson Japan KK (H-D Japan), a subsidiary of the Company, for alleged improper activity, including setting excessive sales quotas for H-D Japan’s motorcycle dealers. H-D Japan has settled and fully resolved this matter with the Japan FTC.
Item 1A. Risk Factors
An investment in Harley-Davidson, Inc. involves risks, including the risk factors discussed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which have not materially changed except as set forth below. The following risk factor has been updated to reflect new developments and emerging risks related to the Company's recently appointed Chief Executive Officer and its new strategic plan announced in the second quarter.
•The Company may not be able to successfully execute its short-term and long-term business plan and strategies. There is no assurance that the Company will be able to execute its business plans and strategies, including the Company's recently announced Back to the Bricks strategic plan. The Company's ability to meet the strategic priorities of its new strategic plan depends upon, among other factors, the Company's ability to: (i) develop and introduce products, including motorcycle models, parts and accessories, and apparel, on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (ii) successfully carry out its global manufacturing and assembly operations, (iii) effectively implement changes relating to its dealers and related programs, (iv) accurately analyze, predict, and react to changing market conditions, (v) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, and (vi) avoid adverse impacts to its operations and/or demand for its products that may result due to the ongoing geopolitical conflicts and tensions that have led to the implementation of tariffs and additional trade restrictions.
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
On February 13, 2026, Goldman settled the ASR by delivering 3,147,971 shares of the Company's common stock, resulting in a total delivery of 9,439,752 shares under the $200 million ASR, with the initial delivery treated as shares repurchased in 2025 and the remaining shares treated as shares repurchased in 2026. The total number of shares purchased by the Company pursuant to the ASR was based on the volume-weighted average price of the Company's common stock, less a discount, during the repurchase period. The amount delivered on February 13, 2026 represented the difference between the initially delivered shares and the total number of shares purchased.
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis, including shares repurchased pursuant to the ASR and delivered in 2026, and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended March 31, 2026:

2026 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	496	$20	496	23,394,711
Accelerated share repurchase settlement	3,147,971	(a)	3,147,971	20,246,740
February 1 to February 28	270,602	$20	270,602	20,246,740
March 1 to March 31	3,521,142	$18	3,521,142	16,790,573
	6,940,211	$19	6,940,211
(a)ASR settlement on February 13, 2026 as described above.
In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 6.6 million shares on a discretionary basis during the quarter ended March 31, 2026, including those delivered pursuant to the ASR. As of March 31, 2026, 16.8 million shares remained under the authorizations.
Under the share repurchase authorization, the Company’s common stock may be purchased through any one or more of a Rule 10b5-1 trading plan and discretionary purchases on the open market, block trades, accelerated share repurchases or privately negotiated transactions. The repurchase authority has no expiration date but may be suspended, modified or discontinued at any time.
The Company's capital allocation priorities are to (i) reinvest in key growth initiatives, including the associated capital expenditures, (ii) return capital to shareholders through dividends and discretionary share repurchases, and (iii) invest in opportunistic acquisitions. These priorities are designed to support the investment required to enhance the long-term value of the Company and to return any excess cash to shareholders.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the first quarter of 2026, the Company acquired

336,073 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 5. Other Information
On February 17, 2026, Jonathan Root, Chief Financial Officer and Chief Commercial Officer, adopted a written plan for the sale of Harley-Davidson, Inc. common stock that Mr. Root intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Root's written plan provides for the sale of up to 9,329 shares of Harley-Davidson, Inc. common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) October 30, 2026; or (2) the date on which an aggregate of 9,329 shares of Harley-Davidson, Inc. common stock have been sold.
During the period ended March 31, 2026, no other director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
4.1
Fourth Amended and Restated 5-Year Credit Agreement, dated as of April 6, 2026, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JP Morgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the Third Amended and Restated 5-Year Credit Agreement, dated April 12, 2024, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JP Morgan Chase Bank, N.A., as among other things, global administrating agent

4.2
Fourth Amended and Restated 5-Year Credit Agreement, dated as of April 6, 2026, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto, and JP Morgan Chase Bank, N.A., as, among other things, global administrative agent, relating to the Third Amended and Restated 5-Year Credit Agreement, dated April 12, 2024, among the Company, certain subsidiaries of the Company, the financial institutions parties thereto and JP Morgan Chase Bank, N.A., as among other things, global administrating agent

10.1	Amended and Restated Harley-Davidson, Inc. Employee Incentive Plan as amended effective May 14, 2025
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

#    Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: May 6, 2026	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer and Chief Commercial Officer
(Principal financial officer)

Date: May 6, 2026	/s/ Bryan A. Beck
Bryan A. Beck
Chief Accounting Officer
(Principal accounting officer)