Form 10-Q
period 2026-06-30
HARLEY-DAVIDSON, INC.
filed 2026-08-05
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 104,072,507 shares of common stock as of July 31, 2026.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Motorcycles and related products	$1,113,394	$1,049,660	$2,173,981	$2,133,909
Financial services	117,043	257,438	228,987	502,399
	1,230,437	1,307,098	2,402,968	2,636,308
Costs and expenses:
Motorcycles and related products cost of goods sold	809,316	750,793	1,603,449	1,521,579
Financial services interest expense	30,562	93,574	69,859	182,508
Financial services provision for credit losses	17,643	49,738	30,796	103,072
Selling, administrative and engineering expense	296,906	300,557	599,362	556,214
	1,154,427	1,194,662	2,303,466	2,363,373
Operating income	76,010	112,436	99,502	272,935
Other income, net	11,047	14,477	24,526	30,750
Investment income	11,840	10,950	20,536	19,891
Interest expense	3,622	7,696	7,192	15,382
Income before income taxes	95,275	130,167	137,372	308,194
Income tax provision	16,294	24,422	34,267	71,652
Net income	78,981	105,745	103,105	236,542
Less: Loss attributable to noncontrolling interests	824	1,824	1,473	4,131
Net income attributable to Harley-Davidson, Inc.	$79,805	$107,569	$104,578	$240,673
Earnings per share:
Basic	$0.76	$0.89	$0.97	$1.96
Diluted	$0.75	$0.88	$0.97	$1.95
Cash dividends per share	$0.1875	$0.18	$0.3750	$0.3600
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$78,981	$105,745	$103,105	$236,542
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,020)	46,296	(39,404)	53,661
Derivative financial instruments	9,765	(5,759)	22,657	(17,824)
Unrealized loss on available for sale securities	(161)	—	(553)	—
Pension and postretirement benefit plans	(82)	(776)	(165)	(1,553)
	(2,498)	39,761	(17,465)	34,284
Comprehensive income	76,483	145,506	85,640	270,826
Less: Comprehensive loss attributable to noncontrolling interests	1,238	1,824	1,887	4,131
Comprehensive income attributable to Harley-Davidson, Inc.	$77,721	$147,330	$87,527	$274,957
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2026	December 31, 2025	June 30, 2025
ASSETS
Cash and cash equivalents	$1,895,789	$3,091,744	$1,587,664
Accounts receivable, net	301,788	225,760	325,756
Finance receivables held for sale, net	545,761	264,238	—
Finance receivables held for investment, net of allowance of $3,984, $5,591, and $72,225	1,094,533	981,926	2,127,866
Inventories, net	500,935	730,898	630,287
Restricted cash	—	—	149,782
Other current assets	250,420	292,383	327,260
Current assets	4,589,226	5,586,949	5,148,615
Finance receivables held for investment, net of allowance (recovery) of $34,176, $(7,826), and $327,068	1,004,886	719,060	5,198,356
Property, plant and equipment, net	691,084	750,224	729,491
Pension and postretirement assets	567,824	546,303	467,893
Goodwill	63,608	63,913	63,839
Deferred income taxes	70,784	73,792	166,800
Lease assets	77,111	82,542	71,938
Other long-term assets	181,342	222,032	203,513
	$7,245,865	$8,044,815	$12,050,445
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$409,275	$389,237	$367,380
Accrued liabilities	624,145	671,957	673,236
Short-term deposits, net	266,421	280,095	243,101
Short-term debt	613,141	497,776	503,353
Current portion of long-term debt, net	498,466	819,629	1,983,828
Current liabilities	2,411,448	2,658,694	3,770,898
Long-term deposits, net	250,043	256,549	294,783
Long-term debt, net	1,130,847	1,649,612	4,367,553
Lease liabilities	64,649	69,425	56,302
Pension and postretirement liabilities	51,472	53,135	52,189
Deferred income taxes	7,120	5,506	17,027
Other long-term liabilities	214,267	195,044	183,760
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,736	1,726	1,726
Additional paid-in-capital	1,866,243	1,790,175	1,806,340
Retained earnings	3,780,775	3,717,408	3,660,975
Accumulated other comprehensive loss	(274,188)	(257,137)	(298,422)
Treasury stock, at cost	(2,275,356)	(2,111,504)	(1,853,694)
Total Harley-Davidson, Inc. shareholders' equity	3,099,210	3,140,668	3,316,925
Noncontrolling interest	16,809	16,182	(8,992)
Total equity	3,116,019	3,156,850	3,307,933
	$7,245,865	$8,044,815	$12,050,445

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	June 30, 2026	December 31, 2025	June 30, 2025
Balances held by consolidated variable interest entities (Note 10):
Finance receivables held for investment, net - current	$—	$—	$612,594
Other assets	$—	$—	$6,904
Finance receivables held for investment, net - non-current	$—	$—	$2,138,414
Restricted cash - current and non-current	$—	$—	$162,523
Current portion of long-term debt, net	$—	$—	$697,146
Long-term debt, net	$—	$—	$1,630,545
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2026	June 30, 2025
Net cash (used) provided by operating activities (Note 6)	$(59,685)	$509,492
Cash flows from investing activities:
Capital expenditures	(44,694)	(65,560)
Origination of finance receivables held for investment	(872,661)	(1,765,951)
Collections from finance receivables held for investment	575,863	1,740,966
Collection of retained securitization beneficial interests	23,460	—
Proceeds from derivative instruments	51,574	—
Other investing activities	(280)	691
Net cash used by investing activities	(266,738)	(89,854)
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088
Repayments of medium-term notes	(810,950)	(700,000)
Proceeds from securitization debt	—	497,790
Repayments of securitization debt	—	(584,153)
Borrowings of asset-backed commercial paper	—	155,000
Repayments of asset-backed commercial paper	—	(145,379)
Net increase (decrease) in unsecured commercial paper	114,102	(135,902)
Net decrease in deposits	(20,554)	(13,073)
Dividends paid	(41,211)	(44,756)
Repurchase of common stock	(100,388)	(93,140)
Other financing activities	97	6
Net cash used by financing activities	(858,904)	(416,519)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,628)	12,375
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,195,955)	$15,494

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$3,091,744	$1,740,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,195,955)	15,494
Cash, cash equivalents and restricted cash, end of period	$1,895,789	$1,756,348

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$1,895,789	$1,587,664
Restricted cash	—	149,782
Restricted cash included in Other long-term assets	—	18,902
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$1,895,789	$1,756,348
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2025	172,580,640	$1,726	$1,790,175	$3,717,408	$(257,137)	$(2,111,504)	$3,140,668	$16,182	$3,156,850
Net income (loss)	—	—	—	24,773	—	—	24,773	(650)	$24,123
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(14,967)	—	(14,967)	—	$(14,967)
Dividends ($0.1875 per share)	—	—	—	(21,540)	—	—	(21,540)	—	$(21,540)
Repurchase of common stock	—	—	64,658	—	—	(135,951)	(71,293)	—	$(71,293)
Share-based compensation and other	900,848	9	5,578	—	—	959	6,546	416	6,962
Balance, March 31, 2026	173,481,488	1,735	1,860,411	3,720,641	(272,104)	(2,246,496)	3,064,187	15,948	3,080,135
Net income (loss)	—	—	—	79,805	—	—	79,805	(824)	$78,981
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(2,084)	—	(2,084)	(414)	$(2,498)
Dividends ($0.1875 per share)	—	—	—	(19,671)	—	—	(19,671)	—	$(19,671)
Repurchase of common stock	—	—	—	—	—	(30,528)	(30,528)	—	$(30,528)
Share-based compensation and other	53,970	1	5,832	—	—	1,668	7,501	2,099	$9,600
Balance, June 30, 2026	173,535,458	1,736	1,866,243	3,780,775	(274,188)	(2,275,356)	3,099,210	16,809	3,116,019
	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2024	171,982,732	$1,720	$1,792,523	$3,465,058	$(332,706)	$(1,760,548)	$3,166,047	$(7,547)	$3,158,500
Net income (loss)	—	—	—	133,104	—	—	133,104	(2,307)	$130,797
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,477)	—	(5,477)	—	$(5,477)
Dividends ($0.1800 per share)	—	—	—	(22,921)	—	—	(22,921)	—	$(22,921)
Repurchase of common stock	—	—	—	—	—	(93,871)	(93,871)	—	$(93,871)
Share-based compensation and other	576,785	6	5,291	—	—	—	5,297	1,365	$6,662
Balance, March 31, 2025	172,559,517	1,726	1,797,814	3,575,241	(338,183)	(1,854,419)	3,182,179	(8,489)	$3,173,690
Net income (loss)	—	—	—	107,569	—	—	107,569	(1,824)	$105,745
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	39,761	—	39,761	—	$39,761
Dividends ($0.1800 per share)	—	—	—	(21,835)	—	—	(21,835)	—	$(21,835)
Repurchase of common stock	—	—	—	—	—	(45)	(45)	—	$(45)
Share-based compensation and other	5,651	—	8,526	—	—	770	9,296	1,321	$10,617
Balance, June 30, 2025	172,565,168	1,726	1,806,340	3,660,975	(298,422)	(1,853,694)	3,316,925	(8,992)	$3,307,933
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Use of Estimates
Principles of Consolidation and Basis of Presentation – The consolidated financial statements include the accounts of Harley-Davidson, Inc. and its subsidiaries and certain variable interest entities (VIEs) related to secured financing when the Company is the primary beneficiary. All intercompany accounts and material intercompany transactions have been eliminated.
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $0.7 million and $11.1 million for the three month periods ended June 30, 2026 and June 30, 2025, respectively, and $0.8 million and $20.5 million for the six month periods ended June 30, 2026 and June 30, 2025, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of June 30, 2026 and June 30, 2025, the Consolidated statements of operations for the three and six month periods then ended, the Consolidated statements of comprehensive income for the three and six month periods then ended, the Consolidated statements of cash flows for the six month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the six month periods ended June 30, 2026 and June 30, 2025.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
HDMC:
Motorcycles	$848,057	$778,051	$1,684,351	$1,641,929
Parts and accessories	176,950	186,874	319,193	330,307
Apparel	56,068	55,240	113,380	112,564
Licensing	6,298	5,944	12,345	9,002
Other	16,907	17,540	30,482	31,353
	1,104,280	1,043,649	2,159,751	2,125,155
LiveWire	9,114	6,011	14,230	8,754
Motorcycles and related products revenue	1,113,394	1,049,660	2,173,981	2,133,909

HDFS:
Interest income	60,523	214,988	110,585	424,457
Other	56,520	42,450	118,402	77,942
Financial services revenue	117,043	257,438	228,987	502,399
	$1,230,437	$1,307,098	$2,402,968	$2,636,308
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

	June 30, 2026	June 30, 2025
Balance, beginning of period	$95,807	$56,753
Balance, end of period	$109,148	$81,914
Previously recorded contract liabilities recognized as revenue in the three months ended June 30, 2026 and June 30, 2025 were $11.3 million and $9.4 million, respectively, and $23.3 million and $17.8 million in the six months ended June 30, 2026 and June 30, 2025, respectively. The Company expects to recognize approximately $41.7 million of the remaining unearned revenue over the next 12 months and $67.4 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the six months ended June 30, 2026 was 24.9% compared to 23.2% for the six months ended June 30, 2025. The increase in the effective income tax rate was attributable to changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate as well as a lower benefit from income tax credits.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to Harley-Davidson, Inc.	$79,805	$107,569	$104,578	$240,673
Adjustment(a)	1,434	—	—	—
Net income attributable to Harley-Davidson, Inc. - dilutive	81,239	107,569	104,578	240,673

Basic weighted-average shares outstanding	105,099	121,521	107,544	122,727
Effect of dilutive securities	3,469	682	781	730
Diluted weighted-average shares outstanding	108,568	122,203	108,325	123,457
Net earnings per share:
Basic	$0.76	$0.89	$0.97	$1.96
Diluted	$0.75	$0.88	$0.97	$1.95
(a)For the periods in which the impact is dilutive, represents an adjustment related to HDFS earnings attributable to non-controlling interest holders to arrive at net income attributable to Harley-Davidson, Inc. on a dilutive basis as the dilutive earnings per share calculation assumes the securities held by non-controlling interest holders that can be exchanged for Harley-Davidson, Inc. shares were exchanged for Harley-Davidson, Inc. shares as of the beginning of the period under U.S. GAAP as discussed below.
The Company's dilutive securities include those relating to its employee stock compensation plan. In addition, non-controlling interest holders (the counterparties) hold securities representing in the aggregate a 9.8% non-controlling interest in the HDFS business that can be exchanged for Harley-Davidson, Inc. common stock. The securities related to the HDFS non-controlling interests can be exchanged for Harley-Davidson, Inc. common stock based on the 30-day volume weighted average price of the Company's common stock and a multiple of approximately 1.75x HDFS' equity carrying value. The non-controlling interest holders may exchange their interests beginning in the fourth quarter of 2032 or in the event of a change of control of Harley-Davidson, Inc. The number of shares received by the non-controlling interest holders cannot exceed 4.9% of the outstanding Harley-Davidson, Inc. common stock. Starting in the fourth quarter of 2028, the Company has the right to repurchase the counterparties' ownership interests in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' HDFS ownership in an individual year. The securities related to the HDFS non-controlling interests were dilutive during the three months ended June 30, 2026 and anti-dilutive during the six months ended June 30, 2026. The securities related to the HDFS non-controlling interests had not been issued in the three months or six months ended June 30, 2025.
Shares of common stock related to share-based compensation and related to securities representing a 9.8% non-controlling interest in the HDFS business that can be exchanged for Harley-Davidson, Inc. common stock that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 1.1 million and 1.7 million shares for the three months ended June 30, 2026 and June 30, 2025, respectively, and 4.3 million and 2.1 million shares for the six months ended June 30, 2026 and June 30, 2025, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Mutual funds	$33,417	$31,513	$32,854
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

	June 30, 2026	December 31, 2025	June 30, 2025
Raw materials and work in process	$285,013	$338,744	$322,451
Motorcycle finished goods	262,040	434,044	333,347
Parts and accessories and apparel	98,872	97,674	108,495
Inventory at lower of FIFO cost or net realizable value	645,925	870,462	764,293
Excess of FIFO over LIFO cost	(144,990)	(139,564)	(134,006)
	$500,935	$730,898	$630,287
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $516.5 million, $536.6 million, and $537.9 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of June 30, 2026 were as follows (in thousands):

2026	88,372
2027	233,702
2028	61,259
2029	72,979
2030	19,790
Thereafter	41,572
Future maturities	517,674
Unamortized fees	(1,210)
$516,464

Operating Cash Flow – The reconciliation of Net income to Net cash (used) provided by operating activities was as follows (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$103,105	$236,542
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	86,703	82,129
Amortization of deferred loan origination costs	4,804	32,489
Amortization of financing origination fees	2,485	6,630
Income related to long-term employee benefits	(20,424)	(27,526)
Employee benefit plan contributions and payments	(2,975)	(3,256)
Stock compensation expense	18,034	17,407
Net change in wholesale finance receivables related to sales	(80,003)	(145,174)
Provision for credit losses	30,796	103,072
Collections from finance receivables held for sale	74,760	—
Proceeds from sale of finance receivables held for sale	761,221	—
Originations of finance receivables held for sale	(1,181,674)	—
Deferred income taxes	(3,208)	13,856
Other, net	15,290	1,592
Changes in current assets and liabilities:
Accounts receivable, net	(81,214)	(66,851)
Finance receivables – accrued interest and other	(4,721)	4,999
Inventories, net	221,794	142,996
Accounts payable and accrued liabilities	5,360	136,098
Other current assets	(9,818)	(25,511)
	(162,790)	272,950
Net cash (used) provided by operating activities	$(59,685)	$509,492

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
Finance receivables held for investment, net and Finance receivables held for sale, net were as follows (in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Retail finance receivables held for investment	$1,120,705	$754,421	$6,593,043
Wholesale finance receivables held for investment	1,016,874	948,800	1,132,472
	2,137,579	1,703,221	7,725,515
Allowance for credit losses	(38,160)	(2,235)	(399,293)
Finance receivables held for investment, net	2,099,419	1,700,986	7,326,222

Finance receivables held for sale, net	545,761	264,238	—
Total finance receivables, net	$2,645,180	$1,965,224	$7,326,222
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
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilizes weighted-average remaining maturity and vintage-based loss forecast methodologies. Vintage-based forecasts include decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a one- or two-year period are incorporated into the methodologies to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the reasonable and supportable period. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience immediately or using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors. As of December 31, 2025, the retail allowance for credit losses was in an asset position as estimated recoveries from retail finance receivables previously charged-off exceeded the remaining allowance for credit losses on loans held for investment.
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

The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the second quarter of 2026, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence.
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
Changes in the Company's allowance for credit losses on its finance receivables held for investment by portfolio were as follows (in thousands):

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$(3,289)	$24,885	$21,596	$(22,342)	$24,577	$2,235
Provision for credit losses	20,018	(2,375)	17,643	32,988	(2,192)	30,796
Charge-offs	(6,458)	(2,185)	(8,643)	(10,400)	(2,185)	(12,585)
Recoveries	7,564	—	7,564	17,589	125	17,714
Balance, end of period	$17,835	$20,325	$38,160	$17,835	$20,325	$38,160
	Three months ended June 30, 2025			Six months ended June 30, 2025
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$368,476	$24,702	$393,178	$378,373	$22,810	$401,183
Provision for credit losses	49,975	(237)	49,738	100,776	2,296	103,072
Charge-offs	(61,306)	—	(61,306)	(138,840)	(641)	(139,481)
Recoveries	17,683	—	17,683	34,519	—	34,519
Balance, end of period	$374,828	$24,465	$399,293	$374,828	$24,465	$399,293
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

The amortized cost of the Company's U.S. and Canadian retail finance receivables held for investment, along with total retail gross charge-offs by vintage and credit quality indicator were as follows (in thousands):

	June 30, 2026
	2026	2025	2024	2023	2022	2021 & Prior	Total
U.S. Retail:
Super prime	$180,521	$154,199	$82,543	$39,579	$13,433	$28,934	$499,209
Prime	172,989	153,788	76,532	42,059	21,233	27,974	494,575
Sub-prime	94,790	18,995	784	710	661	1,394	117,334
	448,300	326,982	159,859	82,348	35,327	58,302	1,111,118
Canadian Retail:
Super prime	5,840	862	4	1	1	7	6,715
Prime	2,270	342	4	3	8	9	2,636
Sub-prime	165	63	3	2	1	2	236
	8,275	1,267	11	6	10	18	9,587
	$456,575	$328,249	$159,870	$82,354	$35,337	$58,320	$1,120,705
Gross charge-offs for the six months ended June 30, 2026:
U.S. Retail	$405	$5,720	$1,911	$962	$499	$376	$9,873
Canadian Retail	10	517	—	—	—	—	527
	$415	$6,237	$1,911	$962	$499	$376	$10,400

	December 31, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$185,774	$108,025	$54,501	$16,944	$9,675	$1,544	$376,463
Prime	166,971	96,360	54,902	26,268	11,525	2,413	358,439
Sub-prime	13,436	986	897	830	726	1,098	17,973
	366,181	205,371	110,300	44,042	21,926	5,055	752,875
Canadian Retail:
Super prime	1,012	5	5	5	3	1	1,031
Prime	377	4	3	8	5	8	405
Sub-prime	101	2	3	1	1	2	110
	1,490	11	11	14	9	11	1,546
	$367,671	$205,382	$110,311	$44,056	$21,935	$5,066	$754,421
Gross charge-offs for the year ended December 31, 2025:
U.S. Retail	$3,280	$48,145	$53,272	$41,304	$21,354	$13,556	$180,911
Canadian Retail	126	996	991	821	383	427	3,744
	$3,406	$49,141	$54,263	$42,125	$21,737	$13,983	$184,655

	June 30, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$549,485	$828,526	$545,156	$335,566	$142,404	$52,812	$2,453,949
Prime	571,939	870,644	671,113	521,027	271,193	141,509	3,047,425
Sub-prime	212,031	263,677	180,987	142,291	90,893	70,602	960,481
	1,333,455	1,962,847	1,397,256	998,884	504,490	264,923	6,461,855
Canadian Retail:
Super prime	19,449	29,869	23,599	13,497	5,522	2,131	94,067
Prime	5,956	7,736	7,359	5,444	3,261	2,305	32,061
Sub-prime	1,019	1,524	1,026	682	305	504	5,060
	26,424	39,129	31,984	19,623	9,088	4,940	131,188
	$1,359,879	$2,001,976	$1,429,240	$1,018,507	$513,578	$269,863	$6,593,043
Gross charge-offs for the six months ended June 30, 2025:
U.S. Retail	$552	$35,544	$41,325	$32,086	$16,614	$10,125	$136,246
Canadian Retail	—	748	630	592	292	332	2,594
	$552	$36,292	$41,955	$32,678	$16,906	$10,457	$138,840
Information about the asset performance of the total portfolio of retail loans serviced by the Company ("Managed Portfolio"), including receivables retained ("Owned Portfolio"), along with receivables sold to third parties or included in off-balance sheet VIEs ("Off-Balance Sheet Portfolio"), is provided in the tables below (in thousands). Recoveries exceeded charge-offs within the owned portfolio, leading to the negative credit loss values shown below.

	Principal Balance		Credit Losses
	Total	30+ Day Delinquent	Three months ended	Six months ended
	June 30, 2026	June 30, 2026	June 30, 2026
Owned portfolio	$1,607,385	$25,052	$(1,146)	$(7,257)
Off-balance sheet portfolio	4,520,348	211,312	38,547	98,967
Managed portfolio	$6,127,733	$236,364	$37,401	$91,710

	Principal Balance		Credit Losses
	Total	30+ Day Delinquent	Year ended
	December 31, 2025	December 31, 2025	December 31, 2025
Owned portfolio	$982,007	$12,437	$126,033
Off-balance sheet portfolio	5,137,160	291,988	92,007
Managed portfolio	$6,119,167	$304,425	$218,040
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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, was as follows (in thousands):

	June 30, 2026
	2026	2025	2024	2023	2022	2021 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	10,056	4,039	3,528	514	19	1	18,157
Substandard	7,549	2,460	245	21	—	—	10,275
Special Mention	10,890	2,968	595	3	—	—	14,456
Medium Risk	64	99	220	—	—	—	383
Low Risk	796,292	149,696	20,664	4,441	2,493	17	973,603
	$824,851	$159,262	$25,252	$4,979	$2,512	$18	$1,016,874
Gross charge-offs for the six months ended June 30, 2026:
Wholesale	$98	$1,490	$568	$29	$—	$—	$2,185

	December 31, 2025
	2025	2024	2023	2022	2021	2010 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	13,010	5,984	1,002	19	—	1	20,016
Substandard	3,192	2,613	21	—	—	—	5,826
Special Mention	45,320	5,331	289	—	—	—	50,940
Medium Risk	414	57	—	—	—	—	471
Low Risk	762,221	71,071	8,370	29,081	803	1	871,547
	$824,157	$85,056	$9,682	$29,100	$803	$2	$948,800
Gross charge-offs for the year ended December 31, 2025:
Wholesale	$2,775	$1,017	$191	$—	$—	$2,301	$6,284

	June 30, 2025
	2025	2024	2023	2022	2021	2010 & Prior	Total
Non-Performing	$901	$1,017	$287	$—	$—	$—	$2,205
Doubtful	23,393	20,292	2,552	50	—	8,537	54,824
Substandard	3,542	4,215	127	—	—	—	7,884
Special Mention	6,135	2,250	168	—	71	—	8,624
Medium Risk	4,320	1,006	156	—	—	—	5,482
Low Risk	791,701	198,540	24,938	35,801	1,321	1,152	1,053,453
	$829,992	$227,320	$28,228	$35,851	$1,392	$9,689	$1,132,472
Gross charge-offs for the six months ended June 30, 2025:
Wholesale	$1	$506	$134	$—	$—	$—	$641
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. The Company reverses accrued interest related to charged-off accounts against Financial services interest income when the account is charged-off. The Company reversed $0.6 million and $8.2 million of accrued interest against Financial services interest income during the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.9 million and $17.6 million during the six months ended June 30, 2026 and June 30, 2025, respectively. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of June 30, 2026, December 31, 2025, and June 30, 2025, all retail finance receivables were accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against Financial services interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. The Company reversed $0.3 million of accrued interest related to the charge-off of Non-Performing dealer loans during the three months ended June 30, 2026. There were no charged-off accounts for the three months ended June 30, 2025, and as such, the Company did not reverse any accrued interest in that period. The Company reversed $0.3 million and $0.1 million of accrued interest related to the charge-off of Non-Performing dealer loans during the six months ended June 30, 2026 and June 30, 2025, respectively.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2026	June 30, 2026	Recognized
Wholesale:
No related specific allowance recorded	$3,715	$1,420	$33
Related specific allowance recorded	—	—	14
	$3,715	$1,420	$47

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2025	June 30, 2025	Recognized
Wholesale:
No related specific allowance recorded	$7,510	$—	$—
Related specific allowance recorded	3,753	2,205	53
	$11,263	$2,205	$53

The aging analysis of the Company's finance receivables held for investment was as follows (in thousands):

	June 30, 2026
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$1,091,406	$16,041	$5,688	$7,570	$—	$29,299	$1,120,705
Wholesale	1,005,736	4,064	2,839	3,592	643	11,138	1,016,874
	$2,097,142	$20,105	$8,527	$11,162	$643	$40,437	$2,137,579

	December 31, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$735,999	$9,715	$2,942	$5,765	$—	$18,422	$754,421
Wholesale	941,116	1,830	948	4,288	618	7,684	948,800
	$1,677,115	$11,545	$3,890	$10,053	$618	$26,106	$1,703,221

	June 30, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$6,342,019	$150,788	$54,983	$45,253	$—	$251,024	$6,593,043
Wholesale	1,128,499	1,157	653	1,712	451	3,973	1,132,472
	$7,470,518	$151,945	$55,636	$46,965	$451	$254,997	$7,725,515
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables due to borrowers experiencing financial difficulty. Total finance receivables related to borrowers experiencing financial difficulty were not significant as of June 30, 2026, December 31, 2025, and June 30, 2025. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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
The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	June 30, 2026			December 31, 2025			June 30, 2025
	Notional Value	Assets(a)	Liabilities	Notional Value	Assets(a)	Liabilities	Notional Value	Assets(a)	Liabilities
Foreign currency contracts	$427,239	$11,739	$879	$448,287	$2,096	$6,299	$396,336	$647	$15,940
Commodity contracts	790	—	62	879	—	89	809	16	24
Cross-currency swaps	657,214	39,165	—	657,214	46,889	—	1,416,994	132,109	—
	$1,085,243	$50,904	$941	$1,106,380	$48,985	$6,388	$1,814,139	$132,772	$15,964

	Derivative Financial Instruments Not Designated as Hedging Instruments
	June 30, 2026			December 31, 2025			June 30, 2025
	Notional Value	Assets	Liabilities	Notional Value	Assets(b)	Liabilities	Notional Value	Assets	Liabilities
Commodity contracts	$4,122	$475	$—	$3,632	$—	$106	$3,280	$—	$65
Cross-currency swaps	—	—	—	759,780	59,450	—	—	—	—
Interest rate caps	—	—	—	—	—	—	133,898	—	—
	$4,122	$475	$—	$763,412	$59,450	$106	$137,178	$—	$65
(a)Includes $39.2 million, $46.9 million, and $61.2 million of cross-currency swaps recorded in Other long-term assets as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively, with all remaining amounts recorded in Other current assets.
(b)Includes $59.5 million of cross-currency swaps recorded in Other current assets as of December 31, 2025, for which hedge accounting was discontinued prospectively effective September 30, 2025, as it was reasonably possible, but not probable, that the related medium-term notes would be settled prior to maturity.
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign currency contracts	$4,691	$(21,953)	$12,161	$(30,546)	$(894)	$5,749	$(3,123)	$9,148
Commodity contracts	(49)	(140)	79	(9)	(75)	—	50	58
Cross-currency swaps	339	136,721	(7,724)	166,818	(6,884)	116,669	(21,990)	150,989
Treasury rate lock contracts	—	—	—	—	(110)	(211)	(219)	(422)
Swap rate lock contracts	—	—	—	—	—	(148)	(141)	(294)
	$4,981	$114,628	$4,516	$136,263	$(7,963)	$122,059	$(25,423)	$159,479

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended June 30, 2026
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$809,316	$296,906	$3,622	$30,562
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(894)	—	—	—
Commodity contracts	(75)	—	—	—
Cross-currency swaps	—	(6,884)	—	—
Treasury rate lock contracts	—	—	(47)	(63)
Swap rate lock contracts	—	—	—	—
	Three months ended June 30, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$750,793	$300,557	$7,696	$93,574
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	5,749	—	—	—
Commodity contracts	—	—	—	—
Cross-currency swaps	—	116,669	—	—
Treasury rate lock contracts	—	—	(91)	(120)
Swap rate lock contracts	—	—	—	(148)

	Six months ended June 30, 2026
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,603,449	$599,362	$7,192	$69,859

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(3,123)	—	—	—
Commodity contracts	50	—	—	—
Cross-currency swaps	—	(21,990)	—	—
Treasury rate lock contracts	—	—	(93)	(126)
Swap rate lock contracts	—	—	—	(141)
	Six months ended June 30, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,521,579	$556,214	$15,382	$182,508

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	9,148	—	—	—
Commodity contracts	58	—	—	—
Cross-currency swaps	—	150,989	—	—
Treasury rate lock contracts	—	—	(182)	(240)
Swap rate lock contracts	—	—	—	(294)
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at June 30, 2026, estimated to be reclassified into income over the next 12 months was $21.8 million.

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

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign currency contracts	$335	$3,208	$(5,774)	$5,366
Commodity contracts	71	(65)	1,226	(122)
Cross-currency swaps	—	—	4,101	—
Interest rate caps	—	—	—	(2)
	$406	$3,143	$(447)	$5,242
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
9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Unsecured commercial paper	$613,141	$497,776	$503,353
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$—	$—	$60,761
Asset-backed U.S. commercial paper conduit facility	—	—	461,477
Asset-backed securitization debt	—	—	1,872,229
Unamortized discounts and debt issuance costs	—	—	(6,015)
	—	—	2,388,452

		June 30, 2026	December 31, 2025	June 30, 2025
Unsecured notes (at par value):
Medium-term notes:
Due in 2026, issued April 2023(a)	6.36%	—	821,814	820,393
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	—	—	700,000
Due in 2029, issued June 2024	5.95%	144,903	144,903	500,000
Due in 2030, issued March 2025(b)	5.61%	695,870	716,152	714,914
Unamortized discounts and debt issuance costs		(8,802)	(10,906)	(19,542)
		1,331,971	2,171,963	3,215,765
Senior notes:
Due in 2025, issued July 2015	3.50%	—	—	450,000
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(2,658)	(2,722)	(2,836)
		297,342	297,278	747,164
		1,629,313	2,469,241	3,962,929
Long-term debt		1,629,313	2,469,241	6,351,381
Current portion of long-term debt, net		(498,466)	(819,629)	(1,983,828)
Long-term debt, net		$1,130,847	$1,649,612	$4,367,553

(a)€700.0 million par value remeasured to U.S. dollar at December 31, 2025 and June 30, 2025, respectively
(b)€610.0 million par value remeasured to U.S. dollar at June 30, 2026, December 31, 2025, and June 30, 2025, respectively

Future principal payments of the Company's debt obligations as of June 30, 2026 were as follows (in thousands):

2026	$613,141
2027	500,000
2028	—
2029	144,903
2030	695,870
Thereafter	300,000
Future principal payments	2,253,914
Unamortized discounts and debt issuance costs	(11,460)
$2,242,454

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
The Company had no assets or liabilities related to on-balance sheet asset-backed financings included in the Consolidated balance sheets at June 30, 2026 or December 31, 2025. The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheet at June 30, 2025 were as follows (in thousands):

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

There were no transfers of U.S. retail motorcycle finance receivables to SPEs during the first six months of 2026. Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows in 2025 (in millions):

	2025
	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—
Second quarter	584.4	500.0	497.8
	$584.4	$500.0	$497.8
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2026, the U.S. Conduit Facility had an expiration date of October 30, 2026.
The Company is the primary beneficiary of its U.S. Conduit Facility VIE because it is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.
There were no finance receivable transfers under the U.S. Conduit Facility during the first six months of 2026. Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows in 2025 (in millions):

	2025
	Transfers	Proceeds
First quarter	$179.5	$155.0
Second quarter	—	—
	$179.5	$155.0
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2026, the Company renewed and amended its revolving facility agreement with a Canadian bank-sponsored asset-backed commercial paper conduit (Canadian Conduit). Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$50.0 million, which was a C$115.0 million decrease in the total commitment. The amendment reflects lower forecasted funding requirements and the Company's liquidity position. The transferred assets are restricted as collateral for the payment of the associated debt. Availability under the Canadian Conduit is based on, among other things, the amount and credit performance of eligible Canadian retail motorcycle finance receivables held as collateral.
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2026, the Canadian Conduit had an expiration of June 30, 2027.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE is limited to the value of the Company's finance receivables held within the VIE. There were no finance receivable transfers under the Canadian Conduit Facility during the first six months of 2026 or 2025. The Company did not have any loss exposure associated with the Canadian Conduit at June 30, 2026, as there were no outstanding balances within the Canadian Conduit as of that date.
Off-Balance Sheet Asset-Backed Financing - During the third quarter of 2025, HDFS completed the sale of certain securitization beneficial interests to two counterparties. As a result, the Company determined that it was no longer the primary beneficiary of the associated VIEs. After also confirming that the transfers of loans that occurred at the inception of each VIE met the criteria for an accounting sale under ASC 860, the VIEs were deconsolidated during the third quarter of 2025. The sales of the securitization beneficial interests have been aggregated for purposes of the disclosures below.
In conjunction with the sale of these beneficial interests, the Company recorded an investment in a 5% interest in all notes (Retained Notes) previously issued by the VIEs that were deconsolidated, in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Regulation RR). The Company is prevented from transferring the Retained Notes due to risk retention rules in Regulation RR. The Company also retained an investment in 5% of the residual cash flows of the deconsolidated VIEs (Residual Interests). The investments in Retained Notes and Residual Interests, which are collectively referred to as retained securitization beneficial interests, are recorded within Other current assets and Other long-term assets on the Consolidated Balance Sheets. The Company had no other assets or liabilities related to its continuing involvement with the off-balance sheet VIEs as of June 30, 2026. Refer to Note 11 of the Notes to Consolidated financial statements for further information about the valuation and classification of these investments.
Cash flows from the Residual Interests, if any, arise from collections on U.S. retail motorcycle loans sold to the securitization trust, less servicing fees, credit losses, and contracted payment obligations owed to securitization trust investors. The investments in Residual Interests and investments in Retained Notes balances are classified as available for sale (AFS) securities and, accordingly, are held at fair value remeasured through OCI in the Statement of comprehensive income until realized. Unrealized losses are reclassified to Financial services revenue on the Consolidated statements of operations if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of the unrealized loss. Realized gains or losses are recorded in Financial services revenue on the Consolidated statements of operations. The Company evaluates the investments in Residual Interests and investments in Retained Notes for impairment on a quarterly basis. Cash flows from the Residual Interests and Retained Notes are presented within Collection of retained securitization beneficial interests on the Consolidated statement of cash flows. The Company's interest in residual cash flows is subject primarily to the credit risk and prepayment risk inherent in the underlying finance receivables. Retained Notes have a stated principal and interest rate and are senior securities within the VIEs. As the Company participates in and does not consolidate the off-balance sheet VIEs, the maximum exposure to loss associated with these VIEs, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $55.0 million at June 30, 2026.
The Company retained servicing rights on the U.S. retail motorcycle loans within the deconsolidated VIEs for which it will receive servicing fees of 1% per annum. The servicing fee paid to the Company is considered adequate compensation for the services provided and therefore no servicing asset or liability has been recorded. Servicing and related fee income is included in Financial services revenue on the Consolidated statements of operations as earned. The Company recorded $3.7 million and $8.1 million from contractually-specified servicing, late, and ancillary fees during the three and six months ended June 30, 2026, respectively.
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2026
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,538,577	$1,269,966	$268,611	$—
Marketable securities	33,417	33,417	—	—
Derivative financial instruments	51,379	—	51,379	—
Investments in Retained Notes	47,180	—	47,180	—
Investments in Residual Interests	7,773	—	—	7,773
	$1,678,326	$1,303,383	$367,170	$7,773
Liabilities:
Derivative financial instruments	$941	$—	$941	$—
LiveWire warrants	607	397	210	—
	$1,548	$397	$1,151	$—

	December 31, 2025
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,693,739	$2,553,850	$139,889	$—
Marketable securities	31,513	31,513	—	—
Derivative financial instruments	108,435	—	108,435	—
Investments in Retained Notes	68,130	—	68,130	—
Investments in Residual Interests	10,156	—	—	10,156
	$2,911,973	$2,585,363	$316,454	$10,156
Liabilities:
Derivative financial instruments	$6,494	$—	$6,494	$—
LiveWire warrants	1,901	1,244	657	—
	$8,395	$1,244	$7,151	$—

	June 30, 2025
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,270,875	$1,036,092	$234,783	$—
Marketable securities	32,854	32,854	—	—
Derivative financial instruments	132,772	—	132,772	—
	$1,436,501	$1,068,946	$367,555	$—
Liabilities:
Derivative financial instruments	$16,029	$—	$16,029	$—
LiveWire warrants	1,549	1,013	536	—
	$17,578	$1,013	$16,565	$—

The following table presents the reconciliation for all Level 3 assets measured at fair value on a recurring basis (in thousands):

Investments in Residual Interests
Fair value at December 31, 2025	$10,156
Investment Proceeds	(2,078)
Realized gain reclassified from Other Comprehensive Loss to earnings	41
Unrealized loss included in Other Comprehensive Loss	(346)
Fair value at June 30, 2026	$7,773

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
The fair values of the Residual Interests were calculated using the following ranges of key assumptions:

	June 30, 2026	December 31, 2025
Recovery rate on defaulted receivables	50.00%	50.00%
Prepayment speed	1.40%	1.40%
Expected cumulative lifetime losses	2.05% - 3.31%	2.01% - 3.21%
Weighted-average life (in years)	1.28 - 2.28	0.96 - 2.46
Residual cash flows discount rate	15.00%	15.00%
The weighted averages of the key assumptions utilized in calculating the current and prior period fair values of the Residual Interests were as follows:

	June 30, 2026	December 31, 2025
Recovery rate on defaulted receivables	50.00%	50.00%
Prepayment speed	1.40%	1.40%
Expected cumulative lifetime losses	2.86%	2.47%
Weighted-average life (in years)	1.88	1.87
Residual cash flows discount rate	15.00%	15.00%
Additionally, the fair value assumes that the Company, as servicer, does not exercise its option to purchase the underlying receivables at the earliest distribution date on which it is permitted to do so.
The sensitivities of the fair value to immediate adverse changes in the key assumptions for the investment in Residual Interests at June 30, 2026 and December 31, 2025 were as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Fair value of Residual Interests	$7,773	$10,156

Prepayment speed
Impact on fair value of a 1.5% absolute prepayment speed adverse change	$(69)	$(94)
Impact on fair value of a 1.6% absolute prepayment speed adverse change	$(136)	$(186)
Expected cumulative lifetime losses
Impact on fair value of a 25 bps adverse change	$(130)	$(183)
Impact on fair value of a 50 bps adverse change	$(260)	$(365)
Residual cash flows discount rate
Impact on fair value of a 25 bps adverse change	$(34)	$(44)
Impact on fair value of a 50 bps adverse change	$(68)	$(88)
The sensitivities of the fair value to immediate adverse changes in the key assumptions for the investment in Retained Notes at June 30, 2026 and December 31, 2025 were as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Fair value of Retained Notes	$47,180	$68,130
Weighted-average life (in years)	1.54	1.86
Discount rate
Impact on fair value of a 50 bps adverse change	$(352)	$(300)
Impact on fair value of a 100 bps adverse change	$(543)	$(613)
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
The table below summarizes the unrealized positions for Residual Interests and Retained Notes (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Losses	Fair Value
Residual Interests	$7,979	$(206)	$7,773
Retained Notes	47,351	(171)	47,180
Total Beneficial Interests	$55,330	$(377)	$54,953

	December 31, 2025
	Amortized Cost	Unrealized Gains	Fair Value
Residual Interests	$10,109	$47	$10,156
Retained Notes	68,001	129	68,130
Total Beneficial Interests	$78,110	$176	$78,286
The table below provides information regarding certain cash flows received from and paid to all motorcycle loan off-balance sheet securitized trusts during the six months ended June 30, 2026 (in thousands):

Servicing, late, and ancillary fees received	$8,062
Collection of retained securitization beneficial interests	$23,460
Nonrecurring Fair Value Measurements – Repossessed inventory was $4.3 million, $4.2 million and $25.6 million as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively. The fair value adjustment of the repossessed inventory was an increase of $0.3 million, an increase of $2.5 million and a decrease of $10.8 million as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	June 30, 2026		December 31, 2025		June 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables held for sale, net	$545,510	$545,761	$268,111	$264,238	$—	$—
Finance receivables held for investment, net (a)	$2,085,543	$2,068,650	$1,665,453	$1,653,372	$7,423,293	$7,326,222
Liabilities:
Deposits, net	$520,458	$516,464	$537,136	$536,644	$541,418	$537,884
Debt:
Unsecured commercial paper	$613,141	$613,141	$497,776	$497,776	$503,353	$503,353
Asset-backed U.S. commercial paper conduit facility	$—	$—	$—	$—	$461,477	$461,477
Asset-backed Canadian commercial paper conduit facility	$—	$—	$—	$—	$60,761	$60,761
Asset-backed securitization debt	$—	$—	$—	$—	$1,877,186	$1,866,214
Medium-term notes	$1,341,603	$1,331,971	$2,195,390	$2,171,963	$3,267,379	$3,215,765
Senior notes	$237,182	$297,342	$241,057	$297,278	$687,885	$747,164
(a)Excludes the $30.8 million and $47.6 million estimated recovery balances included in the allowance for credit losses as of June 30, 2026 and December 31, 2025, respectively.
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

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance, beginning of period	$81,160	$71,461	$73,125	$71,591
Warranties issued during the period	12,389	11,733	24,520	24,055
Settlements made during the period	(17,759)	(14,391)	(33,714)	(27,410)
Recalls and changes to pre-existing warranty liabilities	6,708	5,146	18,567	5,713
Balance, end of period	$82,498	$73,949	$82,498	$73,949
The liability for recall campaigns, included in the balance above, was $27.1 million, $24.7 million and $21.7 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

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

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pension and SERPA Benefits:
Service cost	$878	$963	$1,756	$1,926
Interest cost	19,944	20,501	39,892	41,002
Expected return on plan assets	(30,444)	(32,799)	(60,888)	(65,598)
Amortization of unrecognized:
Prior service cost	252	380	504	760
Net gain (loss)	1,054	(174)	2,108	(348)
Special retirement benefit cost	2,952	—	2,952	—
Net periodic benefit income	$(5,364)	$(11,129)	$(13,676)	$(22,258)
Postretirement Healthcare Benefits:
Service cost	$532	$643	$1,064	$1,286
Interest cost	2,243	2,618	4,486	5,236
Expected return on plan assets	(4,736)	(4,675)	(9,472)	(9,350)
Amortization of unrecognized:
Prior service cost	149	149	298	298
Net gain	(1,562)	(1,369)	(3,124)	(2,738)
Net periodic benefit income	$(3,374)	$(2,634)	$(6,748)	$(5,268)
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
In connection with this matter, in July 2022, PCA notified NHTSA of a population of brake hose assemblies manufactured between May and July of 2022 that were non-compliant with select NHTSA laboratory test standards. Based on that filing, in August 2022, the Company notified NHTSA of the corresponding population of Harley-Davidson motorcycles containing those brake hose assemblies. In October 2022, PCA amended its original notification, expanding its population of non-compliant brake hose assemblies to include units produced by PCA for use in Harley-Davidson motorcycles beginning as early as model year 2008. In December 2022, the Company amended its August notification, expanding the population to also include Harley-

Davidson motorcycles that contained PCA's newly identified brake hose assemblies. In March 2023, PCA again amended its NHTSA notification, identifying additional compliance issues with the previously identified brake hose assemblies. The Company followed PCA's March amendment with a derivative amended notification to NHTSA in May 2023.
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

15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended June 30, 2026
	Accumulated Other Comprehensive Loss Attributable to Harley-Davidson, Inc.
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interests	Total Accumulated Other Comprehensive Loss
Balance, beginning of period	$(53,378)	$(2,525)	$(216)	$(215,985)	$(272,104)	$3,060	$(269,044)
Other comprehensive (loss) income, before reclassifications	(11,606)	4,981	(391)	—	(7,016)	(414)	$(7,430)
Income tax (expense) benefit	—	(1,124)	255	—	(869)	—	(869)
	(11,606)	3,857	(136)	—	(7,885)	(414)	(8,299)
Reclassifications:
Net loss on derivative financial instruments	—	7,963	—	—	7,963	—	7,963
Net gains on available for sale securities	—	—	(33)	—	(33)	—	(33)
Prior service credits(a)	—	—	—	401	401	—	401
Actuarial gains(a)	—	—	—	(508)	(508)	—	(508)
Reclassifications before tax	—	7,963	(33)	(107)	7,823	—	7,823
Income tax (expense) benefit	—	(2,055)	8	25	(2,022)	—	(2,022)
	—	5,908	(25)	(82)	5,801	—	5,801
Other comprehensive (loss) income	(11,606)	9,765	(161)	(82)	(2,084)	(414)	(2,498)
Balance, end of period	$(64,984)	$7,240	$(377)	$(216,067)	$(274,188)	$2,646	$(271,542)

	Three months ended June 30, 2025
	Accumulated Other Comprehensive Loss Attributable to Harley-Davidson, Inc.
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interests	Total Accumulated Other Comprehensive Loss
Balance, beginning of period	$(83,737)	$(4,523)	$—	$(249,923)	$(338,183)	$—	$(338,183)
Other comprehensive income, before reclassifications	46,296	114,628	—	—	160,924	—	160,924
Income tax expense	—	(27,412)	—	—	(27,412)	—	(27,412)
	46,296	87,216	—	—	133,512	—	133,512
Reclassifications:
Net gain on derivative financial instruments	—	(122,059)	—	—	(122,059)	—	(122,059)
Prior service credits(a)	—	—	—	529	529	—	529
Actuarial gains(a)	—	—	—	(1,543)	(1,543)	—	(1,543)
Reclassifications before tax	—	(122,059)	—	(1,014)	(123,073)	—	(123,073)
Income tax benefit	—	29,084	—	238	29,322	—	29,322
	—	(92,975)	—	(776)	(93,751)	—	(93,751)
Other comprehensive income (loss)	46,296	(5,759)	—	(776)	39,761	—	39,761
Balance, end of period	$(37,441)	$(10,282)	$—	$(250,699)	$(298,422)	$—	$(298,422)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

	Six months ended June 30, 2026
	Accumulated Other Comprehensive Loss Attributable to Harley-Davidson, Inc.
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interests	Total Accumulated Other Comprehensive Loss
Balance, beginning of period	$(25,994)	$(15,417)	$176	$(215,902)	$(257,137)	$3,060	$(254,077)
Other comprehensive income, before reclassifications	(38,990)	4,516	(698)	—	(35,172)	(414)	(35,586)
Income tax (expense) benefit	—	(1,431)	170	—	(1,261)	—	(1,261)
	(38,990)	3,085	(528)	—	(36,433)	(414)	(36,847)
Reclassifications:
Net losses on derivative financial instruments	—	25,423	—	—	25,423	—	25,423
Net gains on available for sale securities	—	—	(33)	—	(33)	—	(33)
Prior service credits(a)	—	—	—	802	802	—	802
Actuarial gains(a)	—	—	—	(1,016)	(1,016)	—	(1,016)
Reclassifications before tax	—	25,423	(33)	(214)	25,176	—	25,176
Income tax (expense) benefit	—	(5,851)	8	49	(5,794)	—	(5,794)
	—	19,572	(25)	(165)	19,382	—	19,382
Other comprehensive income (loss)	(38,990)	22,657	(553)	(165)	(17,051)	(414)	(17,465)
Balance, end of period	$(64,984)	$7,240	$(377)	$(216,067)	$(274,188)	$2,646	$(271,542)

	Six months ended June 30, 2025
	Accumulated Other Comprehensive Loss Attributable to Harley-Davidson, Inc.
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interests	Total Accumulated Other Comprehensive Loss
Balance, beginning of period	$(91,102)	$7,542	$—	$(249,146)	$(332,706)	$—	$(332,706)
Other comprehensive income, before reclassifications	55,668	136,263	—	—	191,931	—	191,931
Income tax expense	(2,007)	(32,602)	—	—	(34,609)	—	(34,609)
	53,661	103,661	—	—	157,322	—	157,322
Reclassifications:
Net gain on derivative financial instruments	—	(159,479)	—	—	(159,479)	—	(159,479)
Prior service credits(a)	—	—	—	1,058	1,058	—	1,058
Actuarial gains(a)	—	—	—	(3,086)	(3,086)	—	(3,086)
Reclassifications before tax	—	(159,479)	—	(2,028)	(161,507)	—	(161,507)
Income tax benefit	—	37,994	—	475	38,469	—	38,469
	—	(121,485)	—	(1,553)	(123,038)	—	(123,038)
Other comprehensive income (loss)	53,661	(17,824)	—	(1,553)	34,284	—	34,284
Balance, end of period	$(37,441)	$(10,282)	$—	$(250,699)	$(298,422)	$—	$(298,422)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
HDMC:
Revenue	$1,104,280	$1,043,649	$2,159,751	$2,125,155
Motorcycles and related products cost of goods sold	800,154	744,944	1,588,636	1,511,206
Gross profit	304,126	298,705	571,115	613,949
Selling, administrative and engineering expense:
People expenses(a)	90,880	90,566	192,668	171,874
Marketing and advertising expenses(b)	44,676	48,919	81,038	80,914
Other segment items(c)	96,232	97,904	206,146	183,574
Operating income	72,338	61,316	91,263	177,587
LiveWire:
Revenue	9,114	6,011	14,230	8,754
Motorcycles and related products cost of goods sold	9,162	5,849	14,813	10,373
Gross (loss) profit	(48)	162	(583)	(1,619)
Selling, administrative and engineering expense	17,879	18,815	35,015	36,842
Operating loss	(17,927)	(18,653)	(35,598)	(38,461)
HDFS:
Financial services revenue	117,043	257,438	228,987	502,399
Financial services interest expense	30,562	93,574	69,859	182,508
Financial services provision for credit losses	17,643	49,738	30,796	103,072
Selling and administrative expense	47,239	44,353	84,495	83,010
Operating income	21,599	69,773	43,837	133,809
Operating income	$76,010	$112,436	$99,502	$272,935
(a)People expenses include salary and related fringe costs, including payroll tax and health and welfare costs, short-term incentive compensation and long-term incentive compensation, primarily in the form of share-based awards and one-time employee termination benefits.
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

Additional segment information is set forth below (in thousands):

	(Unaudited)		(Unaudited)
	June 30, 2026	December 31, 2025	June 30, 2025
Assets:
HDMC	$3,681,633	$3,866,701	$3,616,903
LiveWire	117,943	146,518	109,770
HDFS	3,446,289	4,031,596	8,323,772
Consolidated	$7,245,865	$8,044,815	$12,050,445

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depreciation and Amortization:
HDMC	$39,644	$35,420	$80,651	$71,679
LiveWire	2,245	2,588	4,660	5,673
HDFS	675	2,417	1,392	4,777
Consolidated	$42,564	$40,425	$86,703	$82,129

	Six months ended
	June 30, 2026	June 30, 2025
Capital expenditures:
HDMC	$43,060	$63,287
LiveWire	1,534	2,043
HDFS	100	230
Consolidated	$44,694	$65,560

17. Supplemental Consolidating Data
The supplemental consolidating data includes separate legal entity data for the Company's financial services entities, including Harley-Davidson Financial Services, Inc. and its subsidiaries (Financial Services Entities), and all other Harley-Davidson, Inc. entities (Non-Financial Services Entities). This information is presented to highlight the separate financial statement impacts of the Company's Financial Services Entities and its Non-Financial Services Entities. The income statement information presented below differs from reportable segment income statement information primarily due to the allocation of legal entity consolidating adjustments to income for reportable segments. Supplemental consolidating data is as follows (in thousands):

	Three months ended June 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$1,114,127	$—	$(733)	$1,113,394
Financial services	—	117,475	(432)	117,043
	1,114,127	117,475	(1,165)	1,230,437
Costs and expenses:
Motorcycles and related products cost of goods sold	809,316	—	—	809,316
Financial services interest expense	—	30,562	—	30,562
Financial services provision for credit losses	—	17,643	—	17,643
Selling, administrative and engineering expense	250,073	47,973	(1,140)	296,906
	1,059,389	96,178	(1,140)	1,154,427
Operating income	54,738	21,297	(25)	76,010
Other income, net	11,047	—	—	11,047
Investment income	11,840	—	—	11,840
Interest expense	(96,378)	—	100,000	3,622
Income before income taxes	174,003	21,297	(100,025)	95,275
Income tax provision	10,866	5,428	—	16,294
Net income	163,137	15,869	(100,025)	78,981
Less: loss attributable to noncontrolling interests	824	$—	$—	$824
Net income attributable to Harley-Davidson, Inc.	$163,961	$15,869	$(100,025)	$79,805

	Six months ended June 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$2,175,439	$—	$(1,458)	$2,173,981
Financial services	—	229,737	(750)	228,987
	2,175,439	229,737	(2,208)	2,402,968
Costs and expenses:
Motorcycles and related products cost of goods sold	1,603,449	—	—	1,603,449
Financial services interest expense	—	69,859	—	69,859
Financial services provision for credit losses	—	30,796	—	30,796
Selling, administrative and engineering expense	515,636	85,953	(2,227)	599,362
	2,119,085	186,608	(2,227)	2,303,466
Operating income	56,354	43,129	19	99,502
Other income, net	24,526	—	—	24,526
Investment income	20,536	—	—	20,536
Interest expense	(92,808)	—	100,000	7,192
Income before income taxes	194,224	43,129	(99,981)	137,372
Provision for income taxes	23,671	10,596	—	34,267
Net income	170,553	32,533	(99,981)	103,105
Less: loss attributable to noncontrolling interests	1,473	—	—	1,473
Net income attributable to Harley-Davidson, Inc.	$172,026	$32,533	$(99,981)	$104,578

	Three months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,052,206	$—	$(2,546)	$1,049,660
Financial Services	—	258,834	(1,396)	257,438
	1,052,206	258,834	(3,942)	1,307,098
Costs and expenses:
Motorcycles and related products cost of goods sold	750,793	—	—	750,793
Financial Services interest expense	—	93,574	—	93,574
Financial Services provision for credit losses	—	49,738	—	49,738
Selling, administrative and engineering expense	257,361	46,884	(3,688)	300,557
	1,008,154	190,196	(3,688)	1,194,662
Operating income	44,052	68,638	(254)	112,436
Other income, net	14,477	—	—	14,477
Investment income	10,950	—	—	10,950
Interest expense	7,696	—	—	7,696
Income before income taxes	61,783	68,638	(254)	130,167
Provision for income taxes	7,976	16,446	—	24,422
Net income	53,807	52,192	(254)	105,745
Less: loss attributable to noncontrolling interests	1,824	—	—	1,824
Net income attributable to Harley-Davidson, Inc.	$55,631	$52,192	$(254)	$107,569

	Six months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$2,138,719	$—	$(4,810)	$2,133,909
Financial services	—	504,551	(2,152)	502,399
	2,138,719	504,551	(6,962)	2,636,308
Costs and expenses:
Motorcycles and related products cost of goods sold	1,521,579	—	—	1,521,579
Financial services interest expense	—	182,508	—	182,508
Financial services provision for credit losses	—	103,072	—	103,072
Selling, administrative and engineering expense	475,309	87,820	(6,915)	556,214
	1,996,888	373,400	(6,915)	2,363,373
Operating income	141,831	131,151	(47)	272,935
Other income, net	30,750	—	—	30,750
Investment income	19,891	—	—	19,891
Interest expense	15,382	—	—	15,382
Income before income taxes	177,090	131,151	(47)	308,194
Provision for income taxes	40,744	30,908	—	71,652
Net income	136,346	100,243	(47)	236,542
Less: loss attributable to noncontrolling interests	4,131	—	—	4,131
Net income attributable to Harley-Davidson, Inc.	$140,477	$100,243	$(47)	$240,673

	Three months ended June 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$163,137	$15,869	$(100,025)	$78,981
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,203)	(2,817)	—	(12,020)
Derivative financial instruments	4,263	5,502	—	9,765
Unrealized loss on available for sale securities	—	(161)	—	(161)
Pension and postretirement benefit plans	(82)	—	—	(82)
	(5,022)	2,524	—	(2,498)
Comprehensive income	158,115	18,393	(100,025)	76,483
Less: Comprehensive loss attributable to noncontrolling interests	1,238	—	—	1,238
Comprehensive income attributable to Harley-Davidson, Inc.	$159,353	$18,393	$(100,025)	$77,721

	Six months ended June 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$170,553	$32,533	$(99,981)	$103,105
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(34,450)	(4,954)	—	(39,404)
Derivative financial instruments	11,610	11,047	—	22,657
Unrealized loss on available for sale securities	—	(553)	—	(553)
Pension and postretirement benefit plans	(165)	—	—	(165)
	(23,005)	5,540	—	(17,465)
Comprehensive income	147,548	38,073	(99,981)	85,640
Less: Comprehensive loss attributable to noncontrolling interests	1,887	—	—	1,887
Comprehensive income attributable to Harley-Davidson, Inc.	$149,435	$38,073	$(99,981)	$87,527

	Three months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$53,807	$52,192	$(254)	$105,745
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	39,941	6,355	—	46,296
Derivative financial instruments	(21,234)	15,475	—	(5,759)
Pension and postretirement benefit plans	(776)	—	—	(776)
	17,931	21,830	—	39,761
Comprehensive income	71,738	74,022	(254)	145,506
Less: Comprehensive loss attributable to noncontrolling interests	1,824	—	—	1,824
Comprehensive income attributable to Harley-Davidson, Inc.	$73,562	$74,022	$(254)	$147,330

	Six months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$136,346	$100,243	$(47)	$236,542
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	46,142	7,519	—	53,661
Derivative financial instruments	(30,284)	12,460	—	(17,824)
Pension and postretirement benefit plans	(1,553)	—	—	(1,553)
	14,305	19,979	—	34,284
Comprehensive income	150,651	120,222	(47)	270,826
Less: Comprehensive loss attributable to noncontrolling interests	4,131	—	—	4,131
Comprehensive income attributable to Harley-Davidson, Inc.	$154,782	$120,222	$(47)	$274,957

	June 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,283,300	$612,489	$—	$1,895,789
Accounts receivable, net	616,735	200	(315,147)	301,788
Finance receivables held for sale, net	—	545,761	—	545,761
Finance receivables held for investment, net	—	1,094,533	—	1,094,533
Inventories, net	500,935	—	—	500,935
Other current assets	257,175	63,903	(70,658)	250,420
	2,658,145	2,316,886	(385,805)	4,589,226
Finance receivables held for investment, net	—	1,004,886	—	1,004,886
Property, plant and equipment, net	687,603	3,481	—	691,084
Pension and postretirement assets	567,824	—	—	567,824
Goodwill	63,608	—	—	63,608
Deferred income taxes	53,570	18,077	(863)	70,784
Lease assets	75,087	2,024	—	77,111
Other long-term assets	202,977	100,935	(122,570)	181,342
	$4,308,814	$3,446,289	$(509,238)	$7,245,865
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$374,508	$349,914	$(315,147)	$409,275
Accrued liabilities	504,277	189,991	(70,123)	624,145
Short-term deposits, net	—	266,421	—	266,421
Short-term debt	—	613,141	—	613,141
Current portion of long-term debt, net	—	498,466	—	498,466
	878,785	1,917,933	(385,270)	2,411,448
Long-term deposits, net	—	250,043	—	250,043
Long-term debt, net	297,342	833,505	—	1,130,847
Lease liabilities	63,228	1,421	—	64,649
Pension and postretirement liabilities	51,472	—	—	51,472
Deferred income taxes	2,283	4,837	—	7,120
Other long-term liabilities	151,196	61,589	1,482	214,267
Commitments and contingencies (Note 14)
Shareholders’ equity	2,864,508	376,961	(125,450)	3,116,019
	$4,308,814	$3,446,289	$(509,238)	$7,245,865

	December 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,314,917	$1,776,827	$—	$3,091,744
Accounts receivable, net	288,183	164	(62,587)	225,760
Finance receivables held for sale, net	—	264,238	—	264,238
Finance receivables held for investment, net	—	981,926	—	981,926
Inventories, net	730,898	—	—	730,898
Other current assets	196,406	142,880	(46,903)	292,383
	2,530,404	3,166,035	(109,490)	5,586,949
Finance receivables held for investment, net	—	719,060	—	719,060
Property, plant and equipment, net	745,451	4,773	—	750,224
Pension and postretirement assets	546,303	—	—	546,303
Goodwill	63,913	—	—	63,913
Deferred income taxes	61,956	12,939	(1,103)	73,792
Lease assets	80,124	2,418	—	82,542
Other long-term assets	217,416	126,371	(121,755)	222,032
	$4,245,567	$4,031,596	$(232,348)	$8,044,815
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366,507	$85,317	$(62,587)	$389,237
Accrued liabilities	477,041	241,577	(46,661)	671,957
Short-term deposits, net	—	280,095	—	280,095
Short-term debt	—	497,776	—	497,776
Current portion of long-term debt, net	—	819,629	—	819,629
	843,548	1,924,394	(109,248)	2,658,694
Long-term deposits, net	—	256,549	—	256,549
Long-term debt, net	297,278	1,352,334	—	1,649,612
Lease liabilities	67,497	1,928	—	69,425
Pension and postretirement liabilities	53,135	—	—	53,135
Deferred income taxes	2,267	3,239	—	5,506
Other long-term liabilities	138,410	55,080	1,554	195,044
Commitments and contingencies (Note 14)
Shareholders’ equity	2,843,432	438,072	(124,654)	3,156,850
	$4,245,567	$4,031,596	$(232,348)	$8,044,815

	June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,067,346	$520,318	$—	$1,587,664
Accounts receivable, net	602,064	99	(276,407)	325,756
Finance receivables held for investment, net	—	2,127,866	—	2,127,866
Inventories, net	630,287	—	—	630,287
Restricted cash	—	149,782	—	149,782
Other current assets	249,430	134,295	(56,465)	327,260
	2,549,127	2,932,360	(332,872)	5,148,615
Finance receivables held for investment, net	—	5,198,356	—	5,198,356
Property, plant and equipment, net	720,914	8,577	—	729,491
Pension and postretirement assets	467,893	—	—	467,893
Goodwill	63,839	—	—	63,839
Deferred income taxes	84,817	82,876	(893)	166,800
Lease assets	69,133	2,805	—	71,938
Other long-term assets	225,461	98,798	(120,746)	203,513
	$4,181,184	$8,323,772	$(454,511)	$12,050,445
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$337,519	$306,268	$(276,407)	$367,380
Accrued liabilities	562,411	166,796	(55,971)	673,236
Short-term deposits, net	—	243,101	—	243,101
Short-term debt	—	503,353	—	503,353
Current portion of long-term debt, net	449,976	1,533,852	—	1,983,828
	1,349,906	2,753,370	(332,378)	3,770,898
Long-term deposits, net	—	294,783	—	294,783
Long-term debt, net	297,188	4,070,365	—	4,367,553
Lease liabilities	53,880	2,422	—	56,302
Pension and postretirement liabilities	52,189	—	—	52,189
Deferred income taxes	15,794	1,233	—	17,027
Other long-term liabilities	137,012	44,988	1,760	183,760
Commitments and contingencies (Note 14)
Shareholders’ equity	2,275,215	1,156,611	(123,893)	3,307,933
	$4,181,184	$8,323,772	$(454,511)	$12,050,445

	Six months ended June 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$170,553	$32,533	$(99,981)	$103,105
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	85,311	1,392	—	86,703
Amortization of deferred loan origination costs	—	4,804	—	4,804
Amortization of financing origination fees	64	2,421	—	2,485
Income related to long-term employee benefits	(20,424)	—	—	(20,424)
Employee benefit plan contributions and payments	(2,975)	—	—	(2,975)
Stock compensation expense	17,219	815	—	18,034
Net change in wholesale finance receivables related to sales	—	—	(80,003)	(80,003)
Provision for credit losses	—	30,796	—	30,796
Collections from finance receivables held for sale	—	74,760	—	74,760
Proceeds from sale of finance receivables held for sale	—	761,221	—	761,221
Originations of finance receivables held for sale	—	(1,181,674)	—	(1,181,674)
Deferred income taxes	4,129	(7,097)	(240)	(3,208)
Other, net	16,675	(1,365)	(20)	15,290
Changes in current assets and liabilities:
Accounts receivable, net	(333,774)	—	252,560	(81,214)
Finance receivables – accrued interest and other	—	(4,721)	—	(4,721)
Inventories, net	221,794	—	—	221,794
Accounts payable and accrued liabilities	54,870	220,362	(269,872)	5,360
Other current assets	(50,865)	17,291	23,756	(9,818)
	(7,976)	(80,995)	(73,819)	(162,790)
Net cash (used) provided by operating activities	162,577	(48,462)	(173,800)	(59,685)

	Six months ended June 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated

Cash flows from investing activities:
Capital expenditures	(44,594)	(100)	—	(44,694)
Origination of finance receivables held for investment	—	(2,370,945)	1,498,284	(872,661)
Collections on finance receivables held for investment	—	2,000,347	(1,424,484)	575,863
Collection of retained securitization beneficial interests	—	23,460	—	23,460
Proceeds from derivative instruments	—	51,574	—	51,574
Other investing activities	(280)	—	—	(280)
Net cash (used) provided by investing activities	(44,874)	(295,664)	73,800	(266,738)

Cash flows from financing activities:
Repayments of medium-term notes	—	(810,950)	—	(810,950)
Net increase in unsecured commercial paper	—	114,102	—	114,102
Net decrease in deposits	—	(20,554)	—	(20,554)
Dividends paid	(41,211)	(100,000)	100,000	(41,211)
Repurchase of common stock	(100,388)	—	—	(100,388)
Other financing activities	97	—	—	97
Net cash (used) provided by financing activities	(141,502)	(817,402)	100,000	(858,904)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,818)	(2,810)	—	(10,628)
Net decrease in cash, cash equivalents and restricted cash	$(31,617)	$(1,164,338)	$—	$(1,195,955)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,314,917	$1,776,827	$—	$3,091,744
Net decrease in cash, cash equivalents and restricted cash	(31,617)	(1,164,338)	—	(1,195,955)
Cash, cash equivalents and restricted cash, end of period	$1,283,300	$612,489	$—	$1,895,789

	Six months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$136,346	$100,243	$(47)	$236,542
Adjustments to reconcile Net income to Net cash (used) provided by operating activities:
Depreciation and amortization	77,352	4,777	—	82,129
Amortization of deferred loan origination costs	—	32,489	—	32,489
Amortization of financing origination fees	364	6,266	—	6,630
Income related to long-term employee benefits	(27,526)	—	—	(27,526)
Employee benefit plan contributions and payments	(3,256)	—	—	(3,256)
Stock compensation expense	16,246	1,161	—	17,407
Net change in wholesale finance receivables related to sales	—	—	(145,174)	(145,174)
Provision for credit losses	—	103,072	—	103,072
Deferred income taxes	11,955	2,025	(124)	13,856
Other, net	(18,648)	20,195	45	1,592
Changes in current assets and liabilities:
Accounts receivable, net	(282,732)	—	215,881	(66,851)
Finance receivables – accrued interest and other	—	4,999	—	4,999
Inventories, net	142,996	—	—	142,996
Accounts payable and accrued liabilities	95,281	230,797	(189,980)	136,098
Other current assets	6,156	(10,497)	(21,170)	(25,511)
	18,188	395,284	(140,522)	272,950
Net cash (used) provided by operating activities	154,534	495,527	(140,569)	509,492
Cash flows from investing activities:
Capital expenditures	(65,330)	(230)	—	(65,560)
Origination of finance receivables held for investment	—	(3,203,305)	1,437,354	(1,765,951)
Collections on finance receivables held for investment	—	3,037,751	(1,296,785)	1,740,966
Other investing activities	691	—	—	691
Net cash (used) provided by investing activities	(64,639)	(165,784)	140,569	(89,854)

	Six months ended June 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088	—	647,088
Repayments of medium-term notes	—	(700,000)	—	(700,000)
Proceeds from securitization debt	—	497,790	—	497,790
Repayments of securitization debt	—	(584,153)	—	(584,153)
Borrowings of asset-backed commercial paper	—	155,000	—	155,000
Repayments of asset-backed commercial paper	—	(145,379)	—	(145,379)
Net decrease in unsecured commercial paper	—	(135,902)	—	(135,902)
Net decrease in deposits	—	(13,073)	—	(13,073)
Dividends paid	(44,756)	—	—	(44,756)
Repurchase of common stock	(93,140)	—	—	(93,140)
Other financing activities	6	—	—	6
Net cash used by financing activities	(137,890)	(278,629)	—	(416,519)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,678	2,697	—	12,375
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,317)	$53,811	$—	$15,494

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,105,663	$635,191	$—	$1,740,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,317)	53,811	—	15,494
Cash, cash equivalents and restricted cash, end of period	$1,067,346	$689,002	$—	$1,756,348

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” "projects," “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "is on track," "remains confident," "seeks," "sees," "should," "feels," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of July 23, 2026 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (August 5, 2026), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $79.8 million, or $0.75 per diluted share, in the second quarter of 2026 compared to $107.6 million, or $0.88 per diluted share, in the second quarter of 2025.
In the second quarter of 2026, HDMC segment operating income was $72.3 million, an increase of $11.0 million from the second quarter of 2025. The increase in operating income from the HDMC segment for the second quarter of 2026 was driven primarily by higher motorcycle shipments, lower manufacturing and tariff costs, and lower operating expenses partially offset by less beneficial product mix and pricing, higher raw material pricing and unfavorable currency impacts. Operating loss from the LiveWire segment in the second quarter of 2026 was $17.9 million compared to an operating loss of $18.7 million in the prior year quarter due primarily to lower operating expenses. Operating income from the HDFS segment in the second quarter of 2026 was $21.6 million, down $48.2 million compared to the prior year quarter due primarily to lower interest income on lower retail finance receivables, partially offset by lower interest expense, a lower provision for credit losses, and favorable other income from servicing fees. The HDFS impacts are primarily related to the sale of the majority of HDFS's retail finance receivables in the second half of 2025, which reduced interest income and the provision for credit losses in 2026, as well as the related settlement of debt used to fund those retail finance receivables, which reduced interest expense in 2026. As a result of the sale of HDFS's retail finance receivables in 2025 and ongoing sales of HDFS's retail finance receivables, HDFS earned fees for servicing the retail finance receivables it sold to two counterparties, which resulted in favorable other income in 2026.
Worldwide retail sales of new Harley-Davidson motorcycles in the second quarter of 2026 increased 0.5% compared to the second quarter of 2025. Retail sales were up 2.8% in North America and 0.5% in Asia Pacific, partially offset by an 8.7% decline in Europe. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

Key Factors Impacting the Company(1)
New Chief Executive Officer and Strategic Plan - Effective October 1, 2025, the Company hired a new Chief Executive Officer (CEO). Soon after the new CEO's appointment, the Company initiated a comprehensive evaluation of its strategy and operations. The Company announced its new strategic plan, called "Back to the Bricks", during the second quarter of 2026. The Back to the Bricks strategic plan is designed to restore the Company's performance and position the Company to deliver profitable growth.
As part of its Back to the Bricks strategic plan, the Company has undertaken certain actions to reduce ongoing costs and is continuing to review its cost base in light of the current retail and wholesale environment. The Company expects these cost reduction actions to reduce its costs by at least $150 million compared to its 2025 cost base. The Company expects to identify opportunities and act on them so that it will realize these cost savings beginning in 2026 and to fully realize them by the end of 2027. In addition to these savings, the Company has set a target to achieve at least an additional $75 million benefit to HDMC profitability during the same time period through improved cost leverage and other activities that would result in a total annual benefit of at least $225 million.
The Company's strategic plan includes enhancements and additions to its product portfolio, including the introduction of the Sprint and return of the Company's iconic Sportster, which the Company believes provide a path to achieve a mid-single-digit compound annualized growth rate (CAGR) target in worldwide dealer retail sales of Harley-Davidson motorcycles in the medium term, or approximately the next three to five years, as compared to 2025. The Company believes growth in worldwide dealer retail sales would positively impact HDMC wholesale shipments, revenue and profitability. The Company has also set targets to drive HDMC profitability higher in the medium term, including growth in its HDMC parts and accessories, apparel, and licensing businesses, that target a mid-single-digit CAGR for revenue from a 2025 base and continued focus on its cost base that targets HDMC operating expense as a percent of HDMC revenue to be below 20% in the medium term. The Company believes its Back to the Bricks medium-term financial targets provide a path to improved HDMC profitability, including HDMC gross margin that ranges from 25% to 30% and continued growth in other HDMC performance measures, including operating income.
U.S. and Foreign Tariffs – During 2025 and continuing into 2026, the U.S. implemented new or increased tariffs on goods from various foreign countries, either generally or with respect to certain products or markets. In certain circumstances, the U.S. and certain foreign countries continued to discuss trade policy which could impact the ongoing cost of tariffs for the Company. During the three and six months ended June 30, 2026, the total cost of new or increased tariffs implemented in 2025 and 2026 that the Company incurred was approximately $22 million and $67 million, respectively. The total cost of new or increased tariffs includes import and export tariffs implemented in 2025 and 2026 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases and excludes tariff recoveries, the benefit of any mitigation actions, changes in demand and operational costs primarily to accelerate shipments ahead of actual or expected new or increased tariffs.
Certain tariffs have been challenged in U.S. courts, which could impact the continued application of the new or increased tariffs. Depending on the outcome of court challenges and any related actions by the administration or Congress, trade negotiations and other factors, the U.S. and foreign countries may sustain, amend, suspend or withdraw existing tariffs or implement new tariffs. If existing tariffs are sustained or new tariffs are implemented, it will likely increase the Company’s cost of raw materials, components, finished motorcycles, parts and accessories and apparel and affect its ability to sell products domestically and internationally at or near current prices. The Company's U.S.-centric manufacturing footprint and sourcing limit its exposure to tariffs; however, based on the portions of the Company's business that are exposed directly or indirectly to tariffs and the magnitude of potential incremental tariffs, the impact to the Company could be material. The Company estimated the cost of new or increased import and export tariffs implemented in 2025 and 2026 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases, which excludes tariff recoveries, the benefit of any mitigation actions, changes in demand and operational costs primarily to accelerate shipments ahead of actual or expected new or increased tariffs. The Company's estimate of the cost of these tariffs for the full year 2026(1) as of July 17, 2026 ranges from $75 million to $90 million, which is consistent with the Company's previous estimated range.
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
The Company pursued appeals of the revocation of the BOI decisions and the denial of its application for temporary extended reliance on the 6% tariff rate (for motorcycles produced in Thailand and ordered prior to April 19, 2021). The Company received a favorable judgment on the appeal of the denial of its application for temporary extended reliance, which resulted in the Company receiving an approximately €35 million refund on February 23, 2026 (or approximately $41 million remeasured to U.S. dollars). This recovery of previously paid tariffs resulted in a benefit in Motorcycle and related products cost of goods sold in the first quarter of 2026.
As a result of recent court actions, U.S. Customs and Border Protection launched a process for refunding tariffs imposed under the International Emergency Economic Powers Act (IEEPA). The Company submitted IEEPA refund claims during the second quarter of 2026 and recognized a $19.8 million tariff recovery benefit in Motorcycle and related products cost of goods sold related to previously paid tariffs.
Outlook(1)

On July 23, 2026, the Company revised its 2026 expectations for HDMC and HDFS and reaffirmed its guidance for LiveWire, its tariff expectations (described above) and the Company's planned capital investments. The Back to the Bricks strategic plan, which included financial targets for 2027 through 2029, is described above.
Based on the results of the first half of 2026, the Company now expects both 2026 wholesale shipments and worldwide dealer retail sales of Harley-Davidson motorcycles of 133,500 to 138,500, which is an increase from the Company's previous expectation of 130,000 to 135,000 units. The Company continues to believe global dealer retail inventory levels support the alignment of expected wholesale shipments with expected worldwide dealer retail sales of Harley-Davidson motorcycles. The Company expects shipments to be flat in the third quarter of 2026 as compared to the same quarter in 2025 and shipments to be higher in the fourth quarter of 2026 as compared to the same quarter in 2025.
The Company now expects 2026 HDMC operating income to be $10 million to $50 million on higher wholesale shipments. The Company previously expected HDMC results of $40 million operating loss to $10 million operating income. The Company continues to expect a reduced level of production in 2026 to negatively impact HDMC's full year operating margins due to unfavorable manufacturing leverage as fixed costs are allocated over fewer units produced resulting in a higher unit cost.
The Company reaffirmed its expectation of a LiveWire operating loss of $70 million to $80 million in 2026.
The Company's updated expectation for HDFS 2026 operating income is $55 million to $70 million, an increase from the Company's previous expectation of $45 million to $60 million. HDFS's 2026 operating income expectation of $55 million to $70 million compares to $490.4 million and $248.4 million in 2025 and 2024, respectively. The expected reduction in 2026 is related to HDFS's sale of the majority of its existing retail finance receivables in 2025, which benefited 2025 HDFS operating income and reduced HDFS's retail finance receivables balance and, as a result, is expected to reduce interest income on a lower retail finance receivables balance. The Company expects HDFS to continue to increase its retail finance receivable base over the coming years as it continues to originate retail finance receivables that it plans to hold for investment. The Company expects the anticipated increase in the retail finance receivable base will contribute to higher levels of HDFS operating income. As a result, the Company is targeting HDFS operating income of $125 million to $150 million in 2029.
The Company reaffirmed its expectation for capital investments in 2026 of between $175 and $200 million.

Results of Operations for the Three Months Ended June 30, 2026
Compared to the Three Months Ended June 30, 2025
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change
Operating income - HDMC	$72,338	$61,316	$11,022	18.0%
Operating loss - LiveWire	(17,927)	(18,653)	726	(3.9)
Operating income - HDFS	21,599	69,773	(48,174)	(69.0)
Operating income	76,010	112,436	(36,426)	(32.4)%
Other income, net	11,047	14,477	(3,430)	(23.7)
Investment income	11,840	10,950	890	8.1
Interest expense	3,622	7,696	(4,074)	(52.9)
Income before income taxes	95,275	130,167	(34,892)	(26.8)%
Income tax provision	16,294	24,422	(8,128)	(33.3)
Net income	78,981	105,745	(26,764)	(25.3)%
Less: Loss attributable to noncontrolling interests	824	1,824	(1,000)	(54.8)
Net income attributable to Harley-Davidson, Inc.	$79,805	$107,569	$(27,764)	(25.8)%
Diluted earnings per share	$0.75	$0.88	$(0.13)	(14.8)
The Company reported operating income of $76.0 million in the second quarter of 2026 compared to $112.4 million in the same period last year. The HDMC segment reported operating income of $72.3 million in the second quarter of 2026, an increase of $11.0 million compared to the second quarter of 2025. Operating loss from the LiveWire segment decreased $0.7 million compared to the second quarter of 2025. Operating income from the HDFS segment decreased $48.2 million compared to the second quarter of 2025. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income, net in the second quarter of 2026 was lower than in the second quarter of 2025 due to lower non-operating income related to the Company's defined benefit plans.
Interest expense in the second quarter of 2026 was lower than in the second quarter of 2025 as the Company paid the outstanding principal and interest related to its $450.0 million 3.50% senior notes in July 2025.
The Company's effective income tax rate for the second quarter of 2026 was 17.1% compared to 18.8% for the second quarter of 2025. The decrease in the effective income tax rate was attributable to a similar magnitude of tax credits on lower income before income taxes as well as changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.
Diluted earnings per share was $0.75 in the second quarter of 2026, down 14.8% from the same period last year. Diluted weighted average shares outstanding decreased from 122.2 million in the second quarter of 2025 to 108.6 million in the second quarter of 2026, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change
United States	27,574	26,704	870	3.3%
Canada	2,177	2,227	(50)	(2.2)
North America	29,751	28,931	820	2.8
Europe/Middle East/Africa (EMEA)	6,959	7,621	(662)	(8.7)
Asia Pacific	4,990	4,967	23	0.5
Latin America	767	735	32	4.4
	42,467	42,254	213	0.5%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

During the second quarter of 2026, retail sales in North America were up 2.8% driven by a 3.3% increase in the United States, partially offset by a 2.2% decrease in Canada. Outside of North America, retail sales were down during the second quarter of 2026, driven by an 8.7% decrease in Europe, partially offset by 0.5% and 4.4% increases in Asia Pacific and Latin America, respectively.
U.S. retail sales growth was primarily driven by higher retail sales of the Company's Grand American Touring motorcycles, primarily driven by the Company's refreshed Trike motorcycles, as well as the Company's Sport motorcycles. The decline in international markets was primarily driven by lower retail sales in EMEA reflecting a subdued economic environment in Europe.
Worldwide retail inventory of new motorcycles was approximately 41,000 units at the end of the second quarter of 2026, which was down approximately 17% from the end of the second quarter of 2025 as increased retail sales contributed to reduced dealer inventory levels.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	June 30, 2026		June 30, 2025		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	25,322	64.6%	21,736	60.7%	3,586	16.5%

Worldwide motorcycle shipments:
Grand American Touring(a)	19,641	50.0%	18,080	50.5%	1,561	8.6%
Cruiser	13,550	34.6%	13,110	36.6%	440	3.4
Sport and Lightweight	4,617	11.8%	3,188	8.8%	1,429	44.8
Adventure Touring	1,401	3.6%	1,459	4.1%	(58)	(4.0)
	39,209	100.0%	35,837	100.0%	3,372	9.4%
(a)Includes Trike
The Company shipped 39,209 motorcycles worldwide during the second quarter of 2026, which was 9.4% higher than the second quarter of 2025. The increase is primarily driven by motorcycle shipments in the U.S. as motorcycle retail sales in the U.S. continued to demonstrate year-over-year growth. The difference in the growth in U.S. motorcycle retail sales compared to the growth in U.S. motorcycle shipments was primarily due to the timing of shipments relative to the riding season and related demand from dealers based on retail inventory of new motorcycles.
In the second quarter of 2026, the Company shipped a greater proportion of Sport and Lightweight motorcycles and a lower proportion of Grand American Touring, Cruiser, and Adventure Touring motorcycles as compared to the second quarter of 2025 based on dealer demand and motorcycle availability.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change
Revenue:
Motorcycles	$848,057	$778,051	$70,006	9.0%
Parts and accessories	176,950	186,874	(9,924)	(5.3)
Apparel	56,068	55,240	828	1.5
Licensing	6,298	5,944	354	6.0
Other	16,907	17,540	(633)	(3.6)
	1,104,280	1,043,649	60,631	5.8
Cost of goods sold	800,154	744,944	55,210	7.4
Gross profit	304,126	298,705	5,421	1.8
Operating expenses	231,788	237,389	(5,601)	(2.4)
Operating income	$72,338	$61,316	$11,022	18.0%
Operating margin	6.6%	5.9%	0.7	pts.

Adjusted EBITDA(a)	$114,600	$96,736	$17,864	18.5
Adjusted EBITDA Margin %(a)	10.4%	9.3%	1.1	pts.
(a)Refer to the Non-GAAP Financial Measures section of this MD&A for additional information on Adjusted EBITDA, Adjusted EBITDA Margin %, and Non-GAAP measures.

The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2025 to the second quarter of 2026 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended June 30, 2025	$1,043.6	$744.9	$298.7
Volume	67.0	50.1	16.9
Price and sales incentives	(9.4)	—	(9.4)
Foreign currency exchange rates and hedging	7.6	9.5	(1.9)
Shipment mix	(4.5)	22.2	(26.7)
Raw material prices	—	4.4	(4.4)
Manufacturing and other costs	—	(30.9)	30.9
	60.7	55.3	5.4
Three months ended June 30, 2026	$1,104.3	$800.2	$304.1
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the second quarter of 2025 to the second quarter of 2026 were as follows:
•The increase in volume was primarily due to higher motorcycle shipments.
•Revenue was negatively impacted by increased motorcycle incentives that were selectively introduced in the second quarter of 2026 for the Company's Grand American Touring and Sport and Lightweight motorcycle models.
•Revenue was favorably impacted by stronger average foreign currency exchange rates relative to the U.S. dollar compared to the same quarter last year. Cost of sales was unfavorably impacted by foreign currency hedging activities and balance sheet remeasurements.
•Changes in the shipment mix had an unfavorable impact on revenue and gross profit. The unfavorable impact on revenue and gross profit was primarily driven by higher shipments of Sport and Lightweight models, which are lower priced and lower margin motorcycle models.
•Raw material costs were higher compared to the prior year.
•Manufacturing and other costs were positively impacted by improved leverage, lower logistics costs and lower tariff costs driven by tariff recoveries as discussed in Key Factors.
Operating expenses were lower in the second quarter of 2026 compared to the same period last year primarily related to costs incurred in the prior year related to the Company's proxy contest that did not recur.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	June 30, 2026	June 30, 2025	(Decrease) Increase	% Change
Revenue	$9,114	$6,011	$3,103	51.6%
Cost of goods sold	9,162	5,849	3,313	56.6
Gross profit	(48)	162	(210)	(129.6)
Selling, administrative and engineering expense	17,879	18,815	(936)	(5.0)
Operating loss	$(17,927)	$(18,653)	$726	(3.9)%

Adjusted EBITDA(a)	$(15,258)	$(16,065)	$807	(5.0)

LiveWire motorcycle unit shipments	267	55	212	385.5%
(a)Refer to the Non-GAAP Financial Measures section of this MD&A for additional information on Adjusted EBITDA and Non-GAAP measures.
During the second quarter of 2026, revenue increased by $3.1 million, or 51.6%, compared to the second quarter of 2025. The increase was primarily due to higher electric motorcycle and electric balance bike unit volumes sold during the quarter as compared to the same period last year. Cost of sales increased by $3.3 million, or 56.6%, during the second quarter of 2026 compared to the second quarter of 2025 due to higher electric motorcycle and electric balance bike unit volumes.
During the second quarter of 2026, selling, administrative and engineering expense decreased $0.9 million, or 5.0%, compared to the second quarter of 2025 as the Company continued to focus on cost containment.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change
Revenue:
Interest income	$60,523	$214,988	$(154,465)	(71.8)%
Other income	56,520	42,450	14,070	33.1
	117,043	257,438	(140,395)	(54.5)
Expenses:
Interest expense	30,562	93,574	(63,012)	(67.3)
Provision for credit losses	17,643	49,738	(32,095)	(64.5)
Operating expense	47,239	44,353	2,886	6.5
	95,444	187,665	(92,221)	(49.1)
Operating income	$21,599	$69,773	$(48,174)	(69.0)%
Interest income was lower for the second quarter of 2026 compared to the same period last year, primarily due to lower average retail finance receivables at a higher average yield. The decrease in average retail receivables was due to the sale of a significant portion of the retail finance receivables in the second half of 2025. Other income increased $14.1 million primarily due to favorable servicing fees and higher net premiums earned by Eaglemark Insurance Company Ltd. (EICL), the Company's insurance captive, partially offset by lower investment income. Interest expense decreased $63.0 million due to lower average borrowings at a lower average interest rate. Average borrowings decreased due to the paydown of debt in the second half of 2025 and first quarter of 2026, primarily using proceeds from the sale of retail finance receivables in the second half of 2025.

The provision for credit losses decreased $32.1 million compared to the second quarter of 2025, primarily driven by favorable actual credit losses due to the smaller retail finance receivable portfolio, partially offset by an unfavorable increase in the allowance for credit losses. The unfavorable increase in the allowance for credit losses was driven by higher growth in the retail finance receivable portfolio compared to the second quarter of 2025 as HDFS rebuilds its retail finance receivable portfolio. The allowance for credit losses considers current economic conditions and the Company's outlook on future conditions. At the end of the second quarter of 2026, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available. Refer to the Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months ended June 30, 2025 for a discussion of 2026 annualized credit losses.
Operating expenses increased $2.9 million compared to the second quarter of 2025 due in part to higher insurance claim costs incurred by EICL and higher employee costs, partially offset by lower depreciation and amortization expenses.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	June 30, 2026	June 30, 2025
Balance, beginning of period	$21,596	$393,178
Provision for credit losses	17,643	49,738
Charge-offs, net of recoveries	(1,079)	(43,623)
Balance, end of period	$38,160	$399,293

Results of Operations for the Six Months Ended June 30, 2026
Compared to the Six Months Ended June 30, 2025
Consolidated Results

	Six months ended
(in thousands, except earnings per share)	June 30, 2026	June 30, 2025	(Decrease) Increase	% Change
Operating income - HDMC	$91,263	$177,587	$(86,324)	(48.6)%
Operating loss - LiveWire	(35,598)	(38,461)	2,863	(7.4)
Operating income - HDFS	43,837	133,809	(89,972)	(67.2)
Operating income	99,502	272,935	(173,433)	(63.5)
Other income, net	24,526	30,750	(6,223)	(20.2)
Investment income	20,536	19,891	645	3.2
Interest expense	7,192	15,382	(8,190)	(53.2)
Income before income taxes	137,372	308,194	(170,821)	(55.4)
Provision for income taxes	34,267	71,652	(37,385)	(52.2)
Net income	$103,105	$236,542	$(133,436)	(56.4)%
Less: Loss attributable to noncontrolling interests	1,473	4,131	(2,658)	(64.3)%
Net income attributable to Harley-Davidson, Inc.	104,578	240,673	(136,095)	(56.5)%
Diluted earnings per share	$0.97	$1.95	$(0.98)	(50.3)%
The Company reported operating income of $99.5 million in the first six months of 2026 compared to $272.9 million in the same period last year. HDMC segment operating income was $91.3 million in the first six months of 2026, down $86.3 million compared to the same period last year. Operating loss from the LiveWire segment decreased $2.9 million compared to the first six months of 2025. Operating income from the HDFS segment decreased $90.0 million compared to the first six months of 2025. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income, net in the first six months of 2026 was lower than the same period last year due to lower non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first six months of 2026 was 24.9% compared to 23.2% for the same period in 2025. The increase in the effective income tax rate was attributable to changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.
Diluted earnings per share was $0.97 in the first six months of 2026, down from diluted earnings per share of $1.95 for the same period last year. Diluted weighted average shares outstanding decreased from 123.5 million in the first six months of 2025 to 108.3 million in the first six months of 2026, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change
United States	49,819	45,911	3,908	8.5%
Canada	3,735	3,912	(177)	(4.5)
North America	53,554	49,823	3,731	7.5
Europe/Middle East/Africa (EMEA)	11,993	12,796	(803)	(6.3)
Asia Pacific	8,957	9,329	(372)	(4.0)
Latin America	1,470	1,316	154	11.7
	75,974	73,264	2,710	3.7%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were up 3.7% during the first six months of 2026 compared to the same period last year driven primarily by an increase in North America, driven by the U.S., partially offset by decreases in Europe and Asia Pacific. Retail sales in the U.S. were primarily driven by the Company's Grand American Touring motorcycles, including the Company's refreshed Trike motorcycles, and other Grand American Touring models which had motorcycle incentives that were selectively introduced in 2025 and the first six months of 2026. The decline in international markets was primarily driven by lower retail sales of the Company's Cruiser models, which were refreshed in 2025, as well as a subdued economic environment in Europe.
Motorcycle Registration Data and Market Share – 601+cc(a)(d)
The Company's U.S. market share of new 601+cc motorcycles increased during the first six months of 2026 compared to the first six months of 2025. The Company's European market share of new 601+cc motorcycles for first six months of 2026 was up compared to the first six months of 2025. Industry retail registration data for new motorcycles and the Company's market share were as follows:

	Six months ended
	June 30, 2026	June 30, 2025	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	143,834	134,531	9,303	6.9%
Europe(c)	271,051	248,890	22,161	8.9%

Harley-Davidson market share data:
United States(b)	34.2%	33.8%	0.4	pts.
Europe(c)	3.4%	3.2%	0.2	pts.
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
(c)Europe data includes Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Netherlands, Norway, Spain, Switzerland, and the United Kingdom. Industry data is derived from information provided by Management Services Helwig Schmitt GmbH. This third-party data is subject to revision and update.
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
HDMC Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Six months ended
	June 30, 2026		June 30, 2025		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	49,206	64.3%	46,601	62.6%	2,605	5.6%

Worldwide motorcycle shipments:
Grand American Touring(a)	41,161	53.9%	41,758	56.2%	(597)	(1.4)%
Cruiser	24,209	31.6%	24,970	33.5%	(761)	(3.0)
Sport and Lightweight	8,348	10.9%	5,296	7.1%	3,052	57.6
Adventure Touring	2,786	3.6%	2,414	3.2%	372	15.4
	76,504	100.0%	74,438	100.0%	2,066	2.8%
(a)Includes Trike
The Company shipped 76,504 motorcycles worldwide during the first six months of 2026, which was 2.8% higher than the same period in 2025. The increase was primarily driven by motorcycle shipments in the U.S. as motorcycle retail sales in the U.S. continued to demonstrate year-over-year growth, resulting in an 8.5% increase in U.S. motorcycle retail sales in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The difference in the growth in U.S. motorcycle retail sales and U.S. motorcycle shipments was primarily due to the timing of shipments relative to the riding season and related demand from dealers based on retail inventory of new motorcycles.
In the first six months of 2026, the Company shipped a greater proportion of its Sport and Lightweight models and a lower proportion of Grand America Touring and Cruiser models based on dealer demand and motorcycle availability.

Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change
Revenue:
Motorcycles	$1,684,351	$1,641,929	$42,422	2.6%
Parts and accessories	319,193	330,307	(11,114)	(3.4)
Apparel	113,380	112,564	816	0.7
Licensing	12,345	9,002	3,343	37.1
Other	30,482	31,353	(871)	(2.8)
	2,159,751	2,125,155	34,596	1.6
Cost of goods sold	1,588,636	1,511,206	77,430	5.1
Gross profit	571,115	613,949	(42,834)	(7.0)
Operating expenses	479,852	436,362	43,490	10.0%
Operating income	$91,263	$177,587	$(86,324)	(48.6)%
Operating margin	4.2%	8.4%	(4.2)	pts.

Adjusted EBITDA(a)	$189,117	$249,266	$(60,149)	(24.1)
Adjusted EBITDA Margin %(a)	8.8%	11.7%	(2.9)	pts.
(a)Refer to the Non-GAAP Financial Measures section of this MD&A for additional information on Adjusted EBITDA, Adjusted EBITDA Margin %, and Non-GAAP measures.
The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2025 to the first six months of 2026 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Six months ended June 30, 2025	$2,125.2	$1,511.2	$613.9
Volume	37.2	30.3	6.9
Price and sales incentives	(31.8)	—	(31.8)
Foreign currency exchange rates and hedging	31.8	19.4	12.4
Shipment mix	(2.6)	44.8	(47.4)
Raw material prices	—	2.6	(2.6)
Manufacturing and other costs	—	(19.7)	19.7
	34.6	77.4	(42.8)
Six months ended June 30, 2026	$2,159.8	$1,588.6	$571.1
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first six months of 2025 to the first six months of 2026 were as follows:
•The increase in volume was primarily due to higher motorcycle shipments.
•Revenue and gross profit were negatively impacted by increased motorcycle incentives that were selectively introduced during the first six months of 2026 as compared to the same period prior year.
•Revenue and gross profit were favorably impacted by stronger average foreign currency exchange rates relative to the U.S. dollar compared to the same period last year with gross profit favorability partially offset by unfavorable impacts from foreign currency hedging activities and balance sheet remeasurements.
•Changes in the shipment mix had an unfavorable impact on revenue and gross profit. primarily driven by a higher proportion of shipments of the Company's Sport and Lightweight motorcycles, which are lower priced and lower margin as compared to the Company's Grand American Touring and Cruiser motorcycles.
•Raw material costs were higher than in the prior year.

•Manufacturing and other costs were positively impacted by improved leverage, lower logistics costs and lower tariff costs driven by tariff recoveries as discussed in Key Factors.
Operating expenses were higher in the first six months of 2026 compared to the same period last year primarily due to restructuring charges, including one-time employee termination benefits, and product warranty and recall costs, partially offset by costs incurred in the prior year related to the Company's proxy contest that did not recur.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Six months ended
	June 30, 2026	June 30, 2025	(Decrease) Increase	% Change
Revenue	$14,230	$8,754	$5,476	62.6%
Cost of goods sold	14,813	10,373	4,440	42.8
Gross profit	(583)	(1,619)	1,036	(64.0)
Selling, administrative and engineering expense	35,015	36,842	(1,827)	(5.0)
Operating loss	$(35,598)	$(38,461)	$2,863	(7.4)%

Adjusted EBITDA(a)	$(30,207)	$(32,788)	$2,581	(7.9)

LiveWire motorcycle unit shipments	358	88	270	306.8
(a)Refer to the Non-GAAP Financial Measures section of this MD&A for additional information on Adjusted EBITDA and Non-GAAP measures.
During the first six months of 2026, revenue increased by $5.5 million, or 62.6%, compared to the first six months of 2025. The increase was primarily due to higher electric motorcycle and electric balance bike volumes sold as compared to the same period last year. Cost of sales increased by $4.4 million, or 42.8%, during the first six months of 2026 compared to the first six months of 2025 due primarily to higher electric motorcycle and electric balance bike volumes.
During the first six months of 2026, selling, administrative and engineering expense decreased $1.8 million, or 5.0%, compared to the first six months of 2025 largely as a result of cost reduction initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change
Revenue:
Interest income	$110,585	$424,457	$(313,872)	(73.9)%
Other income	118,402	77,942	40,460	51.9
	228,987	502,399	(273,412)	(54.4)
Expenses:
Interest expense	69,859	182,508	(112,649)	(61.7)
Provision for credit losses	30,796	103,072	(72,276)	(70.1)
Operating expense	84,495	83,010	1,485	1.8
	185,150	368,590	(183,440)	(49.8)
Operating income	$43,837	$133,809	$(89,972)	(67.2)%
Interest income was lower for the first six months of 2026, primarily due to lower average outstanding retail finance receivables at a lower average yield. The decrease in average retail receivables was due to the sale of a significant portion of the retail finance receivables in 2025. Other income increased $40.5 million primarily due to favorable servicing fees and higher net premiums earned by EICL. Interest expense decreased due to lower average borrowings at a lower average interest rate. Average borrowings decreased due to the paydown of debt in the second half of 2025 and first quarter of 2026, primarily using proceeds from the sale of retail finance receivables in the second half of 2025.
The provision for credit losses was $72.3 million lower in the first six months of 2026 as compared to the prior year driven by favorable actual credit losses due to the smaller retail portfolio, partially offset by an unfavorable increase in the allowance for credit losses. The unfavorable increase in the allowance for credit losses was primarily due to higher growth in the retail portfolio as HDFS rebuilds its retail finance receivables balance, compared to a decline in retail finance receivables in the first six months of 2025. The allowance for credit losses considers current economic conditions and the Company's outlook on future conditions. At the end of the first six months of 2026, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
On a managed basis, which considers all loans serviced by the Company, the 30-day delinquency rate for retail motorcycle loans increased to 4.42% at June 30, 2026 from 4.34% at June 30, 2025 due to portfolio dynamics and a challenging economic environment. While delinquency rates were higher year over year, managed-basis annualized retail credit losses decreased to 3.00% for the first six months of 2026 from 3.25% in the comparative period in 2025 driven by lower charge-offs, higher recoveries, effective collection strategies and delinquency cures that limited migration to charge-offs and reduced net losses.
Operating expenses increased $1.5 million in the first six months of 2026 compared to the first six months of 2025 due in part to higher insurance claim costs incurred by EICL and employee costs, partially offset by a hedging gain resulting from the Company's redemption of its €700.0 million 6.36% medium-term notes due 2026 in the first quarter of 2026 prior to the notes' maturity and lower depreciation expense.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands). For the six months ended June 30, 2026, recoveries exceeded charge-offs leading to a positive net change presented below:

	Six months ended
	June 30, 2026	June 30, 2025
Balance, beginning of period	$2,235	$401,183
Provision for credit losses	30,796	103,072
Charge-offs, net of recoveries	5,129	(104,962)
Balance, end of period	$38,160	$399,293

Non-GAAP Financial Measures
To supplement the Company's consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), the Company discloses certain non-GAAP financial measures, as described below. These non-GAAP financial measures, which may be different from similarly-titled measures disclosed by other companies, are presented to enhance investors’ overall understanding of the Company's financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
The Company discloses the non-GAAP financial measures of Adjusted EBITDA for HDMC and Adjusted EBITDA for LiveWire, which are defined as Harley-Davidson, Inc. consolidated net income, excluding, on a consolidated basis, interest expense, income tax provision, investment income, and other income, net. Depreciation and amortization for HDMC and LiveWire, respectively, are excluded from Adjusted EBITDA for HDMC and LiveWire, respectively. In addition, certain other items impacting consolidated net income are excluded from HDMC Adjusted EBITDA and/or LiveWire Adjusted EBITDA. For example, the Company may exclude from HDMC Adjusted EBITDA and/or LiveWire Adjusted EBITDA the impacts of certain events, gains, losses or other costs and charges (such as corporate restructuring activities, reorganizations or one-time employee termination benefits) that affect the period-to-period comparability of HDMC's and LiveWire's operating performance. The Company also discloses the non-GAAP financial measure of HDMC Adjusted EBITDA Margin %, which is defined as HDMC Adjusted EBITDA divided by HDMC revenue.
The Company believes that Adjusted EBITDA and Adjusted EBITDA Margin % for HDMC and Adjusted EBITDA for LiveWire more clearly identify the core trends in the respective ongoing business operations that could otherwise be masked by the effects of the items that the Company excludes from Adjusted EBITDA and Adjusted EBITDA Margin % for HDMC and Adjusted EBITDA for LiveWire. These non-GAAP measures allow management and investors to view operating trends, perform analytical comparisons, and benchmark performance with other comparable companies and between periods without regard to items the Company does not consider a component of core operating performance.
HDMC and LiveWire Adjusted EBITDA have limitations and should not be considered in isolation from, as a substitute for, or more meaningful than, consolidated net income as determined in accordance with U.S. GAAP. Certain items excluded from HDMC and LiveWire Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance. The presentation of Adjusted EBITDA and Adjusted EBITDA Margin % for HDMC and Adjusted EBITDA for LiveWire should not be construed as implying that the Company's results will be unaffected by unusual or non-recurring items.
In the following tables, for each of the periods presented, Harley-Davidson, Inc. consolidated net income has been reconciled to HDMC Adjusted EBITDA and LiveWire Adjusted EBITDA, respectively.

Reconciliation of Harley-Davidson, Inc. Net Income to HDMC Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$78,981	$105,745	$103,105	$236,542
Interest expense	3,622	7,696	7,192	15,382
Provision for income taxes	16,294	24,422	34,267	71,652
Investment income(a)	(11,840)	(10,950)	(20,536)	(19,891)
Other income, net(b)	(11,047)	(14,477)	(24,526)	(30,750)
Operating income	76,010	112,436	99,502	272,935
Less:
LiveWire operating loss	$(17,927)	$(18,653)	$(35,598)	$(38,461)
HDFS operating income	21,599	69,773	43,837	133,809
HDMC operating income	72,338	61,316	91,263	177,587
HDMC depreciation and amortization	39,644	35,420	80,651	71,679
Adjustments(c)	2,618	—	17,203	—
HDMC Adjusted EBITDA	$114,600	$96,736	$189,117	$249,266
HDMC Adjusted EBITDA Margin %	10.4%	9.3%	8.8%	11.7%
Reconciliation of Harley-Davidson, Inc. Net Income to LiveWire Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$78,981	$105,745	$103,105	$236,542
Interest expense	3,622	7,696	7,192	15,382
Provision for income taxes	16,294	24,422	34,267	71,652
Investment income(a)	(11,840)	(10,950)	(20,536)	(19,891)
Other income, net(b)	(11,047)	(14,477)	(24,526)	(30,750)
Operating income	76,010	112,436	99,502	272,935
Less:
HDMC operating income	$72,338	$61,316	$91,263	$177,587
HDFS operating income	21,599	69,773	43,837	133,809
LiveWire operating loss	(17,927)	(18,653)	(35,598)	(38,461)
LiveWire depreciation and amortization	2,245	2,588	4,660	5,673
Adjustments(d)	424	—	731	—
LiveWire Adjusted EBITDA	$(15,258)	$(16,065)	$(30,207)	$(32,788)
(a)Represents non-operating investment income, primarily due to income from short-term investments.
(b)Represents non-operating other income, primarily related to the Company's defined benefit plans.
(c)Represents adjustments related to corporate restructuring, primarily due to one-time employee termination benefits.
(d)Represents adjustments related to transaction costs for the acquisition of Dust Motorcycles, Inc. and expenses associated with the LiveWire At-The-Market Program.
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
The Company’s cash and cash equivalents and availability under its credit and conduit facilities at June 30, 2026 were as follows (in thousands):

Cash and cash equivalents(a)	$1,895,789

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)(c)	649,249
Borrowings against committed facility	—
Net asset-backed U.S. commercial paper conduit committed facility availability	649,249

Asset-backed Canadian commercial paper conduit facility(b)(d)	13,814
Borrowings against committed facility	—
Net asset-backed Canadian commercial paper conduit facility	13,814

Availability under credit and conduit facilities:
Credit facilities	1,300,000
Commercial paper outstanding	(613,141)
Net credit facility availability	686,859
$3,245,711
(a)Includes $52.9 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(c)Total committed borrowing capacity of the U.S. commercial paper conduit facility was $1.50 billion at June 30, 2026. Availability was limited based on the amount of U.S. retail finance receivables available to be used as collateral.
(d)Total committed borrowing capacity of the Canadian Conduit facility was C$50.0 million ($35.2 million) at June 30, 2026. Availability was limited based on the amount of Canadian retail finance receivables available to be used as collateral.

To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term credit ratings, as of June 30, 2026 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s(a)	A3	BBB-	CreditWatch Negative
Fitch	F2	BBB	Negative
(a)On July 8, 2026, subsequent to June 30, 2026, S&P Global Ratings lowered the Company's short-term credit rating from A-3 to B, lowered the Company's long-term credit rating from BBB- to BB+, and revised the outlook to Stable. The ratings presented in the table above reflect the Company's credit ratings as of June 30, 2026. The changes to the Company's short-term and long-term credit rating do not significantly affect interest rates on the Company's outstanding fixed debt. While the changes could increase the Company's cost of funding and reduce the number of lenders and investors willing to provide capital, the Company believes it will be able to continue to maintain its liquidity requirements through cash balances, committed credit facilities, and other funding sources.
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
Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025
Net cash (used) provided by operating activities	$(59,685)	$509,492
Net cash (used) by investing activities	(266,738)	(89,854)
Net cash (used) by financing activities	(858,904)	(416,519)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,628)	12,375
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,195,955)	$15,494
Operating Activities
Cash flow provided by operating activities reflected a net outflow in the first half of 2026 compared to a net inflow in the first half of 2025. The net outflow in the first half of 2026 was primarily due to originations of retail finance receivables classified as held for sale, net of proceeds from the collection and sales of retail finance receivables held for sale. Cash flows from the origination, collection and sales of retail finance receivables the Company intends to sell at origination are classified within cash flow from operating activities. There were no originations of retail finance receivables held for sale in the first half of 2025. Cash flow provided by operating activities was also impacted by unfavorable operating cash flows from the HDMC segment due in large part to reduced cash inflows on motorcycle sales due to pricing incentives and changes in shipment mix that resulted in lower cash inflows as well as cash outflows related to restructuring activities, including one-time employee benefit payments, compared to the first six months of 2025. Cash flow provided by operating activities was also impacted by unfavorable operating cash flows from the HDFS segment due in large part to lower interest income compared to the first six months of 2025.

The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at June 30, 2026 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There are no required qualified pension plan contributions in 2026. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company has a liability for unrecognized tax benefits of $19.9 million and related accrued interest and penalties of $11.5 million as of June 30, 2026. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of wholesale finance receivables and retail finance receivables held for sale with the issuance of debt and the sale of a portion of its retail finance receivables to third parties.(1)
Investing Activities
The Company’s most significant investing activities consist of capital expenditures and the originations and collections of retail finance receivables held for investment. In the first half of 2026, the Company also had $51.6 million of proceeds due to the settlement of derivative instruments related to the Company's redemption of its €700.0 million 6.36% medium-term notes due 2026 prior to the notes' maturity during the first half of 2026. There were no comparable proceeds in the first half of 2025. Capital expenditures were $44.7 million in the first half of 2026 compared to $65.6 million in the same period last year. The Company's 2026 plan includes capital investments, all of which the Company expects to fund with net cash flow generated by operations.(1)
Net cash outflows related to finance receivables held for investment during the first half of 2026 increased compared to net cash outflows during the first half of 2025, which resulted in a net decrease in cash flows from investing activities of $271.8 million. The net decrease was driven by lower collections of finance receivables held for investment due primarily to a portion of retail finance receivable collections and originations being classified as operating cash flows as discussed above. The unfavorable impact of lower collections on investing cash flow was partially offset by lower originations of finance receivables held for investment. The Company funded its finance receivables held for investment net lending activity through the issuance of debt as discussed in "Financing Activities" below.
Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.375 and $0.360 per share totaling $41.2 million and $44.8 million during the first half of 2026 and 2025, respectively.
Cash outflows for share repurchases were $100.4 million in the first half of 2026 compared to $93.1 million in the same period last year. Share repurchases during the first half of 2026 included $93.4 million related to 4.8 million shares of common stock purchased on a discretionary basis.
In addition, the Company received 3.1 million shares delivered upon final settlement of the accelerated share repurchase agreement (ASR) the Company entered into with Goldman Sachs & Co. LLC (Goldman) on November 5, 2025. Under the ASR, the Company paid $200 million to Goldman on November 6, 2025, which was a $200 million financing cash outflow in the fourth quarter of 2025, and received an initial delivery of 6.3 million shares of the Company's common stock, representing 80% of the payment amount divided by the Company's closing share price on November 5, 2025, which reduced weighted average shares outstanding in the fourth quarter of 2025.
On February 13, 2026, Goldman settled the ASR by delivering 3.1 million shares of the Company's common stock, resulting in a total delivery of 9.4 million shares under the $200 million ASR. The total number of shares purchased by the Company pursuant to the ASR was based on the volume-weighted average price of the Company's common stock, less a discount, during the repurchase period. The amount delivered on February 13, 2026, which represented the difference between the initially delivered shares and the total number of shares purchased, reduced weighted average shares outstanding in 2026.
Share repurchases during the first six months of 2026 also included $7.0 million or 0.4 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.

In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million additional shares of its common stock on a discretionary basis. In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of June 30, 2026, there were 15.5 million shares remaining under board-approved share repurchase authorizations.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash outflows of $0.7 billion in the first six months of 2026 compared to net cash outflows of $0.3 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Outstanding debt:
Unsecured commercial paper	$613,141	$503,353
Asset-backed Canadian commercial paper conduit facility	—	60,761
Asset-backed U.S. commercial paper conduit facility	—	461,477
Asset-backed securitization debt, net	—	1,866,214
Medium-term notes, net	1,331,971	3,215,765
Senior notes, net	297,342	747,164
	$2,242,454	$6,854,734

Deposits, net	$516,464	$537,884
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $516.5 million and $537.9 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of June 30, 2026 and June 30, 2025, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

Credit Facilities – On April 6, 2026, the Company amended its credit facility that was scheduled to mature in April 2027 by reducing the facility's capacity from $710.0 million to $650.0 million and extending the maturity to April 2031. The Company's credit facility with a maturity in April 2029 was also amended by reducing the facility's capacity from $710.0 million to $650.0 million and to conform in all respects to the April 2031 credit facility other than maturity date. The five-year credit facilities (together, the Global Credit Facilities) bear interest at variable rates, which may be adjusted upward or downward depending on certain criteria, such as credit ratings. The Global Credit Facilities also require the Company to pay a fee based on the average daily unused portion of the aggregate commitments. The Global Credit Facilities are committed facilities primarily used to support the Company's unsecured commercial paper program.
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.3 billion as of June 30, 2026 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.

Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at June 30, 2026 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	3.05%	February 2022	February 2027
$144,903	5.95%	June 2024	June 2029
$695,870(a)	5.61%	March 2025	March 2030
(a)€610.0 million par value remeasured to U.S. dollars at June 30, 2026
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term notes provide for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $8.8 million and $19.5 million at June 30, 2026 and June 30, 2025, respectively.
Unsecured Note Maturities and Redemptions —There were no medium-term note maturities during the second quarter of 2026 or first quarter of 2025. During March 2026, the Company redeemed its €700.0 million 6.36% medium-term notes due 2026 prior to the notes' maturity resulting in a $0.3M loss on extinguishment, which included unamortized discounts and fees, within Financial services interest expense on the Consolidated statements of operations. During the second quarter of 2025, $700.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On-Balance Sheet Asset-Backed Canadian Commercial Paper Conduit Facility – In June 2026, the Company renewed and amended its revolving facility agreement with a Canadian bank-sponsored asset-backed commercial paper conduit (Canadian Conduit). Under the renewed and amended agreement, the Canadian Conduit is contractually committed, at the Company's option, to purchase eligible Canadian retail motorcycle finance receivables for proceeds up to C$50.0 million, which was a C$115.0 million decrease in the total commitment. The amendment reflects lower forecasted funding requirements and the Company's liquidity position. The transferred assets are restricted as collateral for the payment of the associated debt.
Availability under the Canadian Conduit is based on, among other things, the amount and credit performance of eligible Canadian retail motorcycle finance receivables held as collateral. During the first six months of 2025, the Company was temporarily unable to draw on the Canadian Conduit as a result of elevated credit losses. The June 2025 renewal restored the Company's access to the Canadian Conduit facility and increased credit loss thresholds for future periods.
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of June 30, 2026, the Canadian Conduit had an expiration date of June 30, 2027.
There were no finance receivable transfers under the Canadian Conduit Facility during the first six months of 2026 or 2025.

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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of June 30, 2026, the U.S. Conduit Facility had an expiration date of October 30, 2026.
There were no finance receivable transfers under the U.S. Conduit Facility during the first six months of 2026. Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows in 2025 (in millions):

	2025
	Transfers	Proceeds
First quarter	$179.5	$155.0
Second quarter	0.0	0.0
	$179.5	$155.0
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
There were no transfers of U.S. retail motorcycle finance receivables to SPEs during the first six months of 2026. Quarterly transfers of U.S. retail motorcycle finance receivables to SPEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows in 2025 (in millions):

	2025
	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—
Second quarter	584.4	500.0	497.8
	$584.4	$500.0	$497.8
Off-Balance Sheet Asset-Backed Financing - During the third quarter of 2025, HDFS sold 95% of its residual interest in retail finance receivables that were transferred to certain SPEs through on-balance sheet asset-backed securitization transactions to two counterparties. As a result, HDFS determined that it was no longer the primary beneficiary of the associated VIEs. After also confirming that the transfers of loans that occurred at the inception of each VIE met the criteria for an accounting sale under ASC 860, the VIEs were deconsolidated during the third quarter of 2025. For more information refer to Note 10 of the Notes to Consolidated financial statements.
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
On December 15, 2025, LiveWire Group, Inc. borrowed $75.0 million under the Term Loan, which remained outstanding as of June 30, 2026.
The Company believes indicators point to a much later EV adoption in the powersports and discretionary leisure industries than the Company originally anticipated given a lack of government incentives and a less favorable regulatory environment, combined with a slower expansion of charging infrastructure. While the Company continues to evaluate all options for its investment in LiveWire Group, Inc., the Company does not plan to make additional investments to fund the operations of LiveWire Group, Inc. beyond the amount outstanding under the Term Loan described above. LiveWire Group, Inc. plans to continue seeking external capital, including under its At-The-Market program, and review its product portfolio. In addition, LiveWire plans to continue to focus on cost savings to reduce operating losses with the intention of establishing a sustainable business model with the existing funds available.
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
As of June 30, 2026 and 2025, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.

Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including without limitation the Back to the Bricks strategic plan, successfully execute its approach to a full enterprise economic model, and strengthen its existing businesses while allowing for growth; (b) manage supply chain and logistics issues, including without limitation quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Iran, or natural disasters and longer shipping times and increased logistics costs; (c) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or rebalancing or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; (d) accurately analyze, predict and react to changing market conditions, interest rates, and geopolitical environments, and successfully adjust to shifting global consumer needs and interests, including successfully realigning its product portfolio, which includes re-introducing the Sportster; (e) accurately predict the margins of its segments in light of, among other things, tariffs, rebalancing trade measures, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (f) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of activist collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (g) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Iran; (h) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (i) successfully carry out its global manufacturing and assembly operations; (j) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to shift to a rider-centric portfolio that includes a focus on accessibility and customization and growing its parts and accessories and apparel businesses; (k) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (l) successfully manage and reduce costs throughout the business; (m) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (n) prevent, detect and remediate any issues with its motorcycles or any issues associated with the design, manufacturing, or assembly processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (o) successfully manage and reduce costs throughout the business; (p) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its full enterprise economic model, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (q) realize the desired business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (ii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; (iii) the ability of LiveWire to obtain sufficient funding from sources other than the Company to sustain its operations; and (iv) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s most recent Annual Report on Form 10-K; (r) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (s) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name; (t) successfully maintain or achieve a manner in which to sell motorcycles in Europe, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (u) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (v) retain and attract talented employees and leadership and qualified and experienced independent directors for its Board of Directors, eliminate personnel duplication, inefficiencies and complexity throughout the organization, and successfully complete transitions of executives, and effectively manage the return to on-site work of Milwaukee-based corporate employees at specified Company facilities; (w) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (x) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS's loan portfolio; (y) prevent a ransomware attack or cybersecurity incidents and data privacy breaches and respond to related evolving regulatory requirements; (z) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (aa) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (bb) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (cc) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (dd) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts and manage exposure in commercial or contractual disputes; (ee) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ff) realize the desired business benefits from KKR's and PIMCO's investments in HDFS.; (gg) manage risks related to functions the Company outsources and the use of artificial intelligence by the Company and its vendors and suppliers; (hh) optimize capital allocation in light of the Company's capital allocation priorities; (ii) manage the Company's share repurchase strategy; (jj) manage issues related to climate change and related regulations; and (kk) realize the expected effects of the anticipated increase in HDFS' retail finance receivable base on HDFS' operating income.
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
HDMC Segment
The Company sells its motorcycles and related products internationally and in most markets those sales are made in the foreign country’s local currency. As a result, the HDMC segment operating results are affected by fluctuations in the value of the U.S. dollar relative to foreign currencies. The Company’s most significant foreign currency exchange rate risk resulting from the sale of motorcycles and related products relates to the Euro, Australian dollar, Japanese yen, Brazilian real, Canadian dollar, Mexican peso, Chinese yuan, Singapore dollar, Thai baht, Pound sterling and Indian Rupee. The Company utilizes foreign currency contracts to mitigate the effect of certain currencies' fluctuations on HDMC segment operating results. The foreign currency contracts are entered into with banks and allow the Company to exchange currencies at a future date, based on a fixed exchange rate. There have been no material changes to the foreign currency exchange rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company has foreign currency denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At June 30, 2026, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign currency denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and the Company's Quarterly Report for the period ending March 31, 2026.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
•The Company may not be able to successfully execute its short-term and long-term business plan and strategies. There is no assurance that the Company will be able to execute its business plans and strategies, including the Company's Back to the Bricks strategic plan. The Company's ability to meet the strategic priorities of its new strategic plan depends upon, among other factors, the Company's ability to: (i) develop and introduce products, including motorcycle models, parts and accessories, and apparel, on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, (ii) successfully carry out its global manufacturing and assembly operations, (iii) effectively implement changes relating to its dealers and related programs, (iv) accurately analyze, predict, and react to changing market conditions, (v) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors, and (vi) avoid adverse impacts to its operations and/or demand for its products that may result due to the ongoing geopolitical conflicts and tensions that have led to the implementation of tariffs and additional trade restrictions.
The Company disclaims any obligation to update these risk factors or any other forward-looking statements. The Company assumes no obligation, and specifically disclaims any such obligation, to update these risk factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended June 30, 2026:

2026 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	587,117	$20	587,117	16,217,363
May 1 to May 31	—	$—	—	16,217,363
June 1 to June 30	753,239	$24	753,239	15,466,985
	1,340,356	$23	1,340,356
In July 2024, the Company's Board of Directors authorized the Company to repurchase up to 24.4 million shares of its common stock on a discretionary basis with no dollar limit or expiration date. In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 1.3 million shares on a discretionary basis during the quarter ended June 30, 2026. As of June 30, 2026, 15.5 million shares remained under the authorizations.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the second quarter of 2026, the Company acquired 16,768 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 5. Other Information
During the period ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Harley-Davidson, Inc. as amended through May 28, 2020 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 (File No. 1-9183))
10.1	Amended and Restated Harley-Davidson, Inc. 2020 Incentive Stock Plan as amended effective May 21, 2026
10.2	Form of Notice of Award of Restricted Stock Units and Restricted Stock Unit agreement (Special vesting) of Harley-Davidson, Inc. under the Harley-Davidson, Inc. 2020 Incentive Stock Plan first approved for use in April 2026
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

#    Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: August 5, 2026	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer and Chief Commercial Officer
(Principal financial officer)

Date: August 5, 2026	/s/ Bryan A. Beck
Bryan A. Beck
Chief Accounting Officer
(Principal accounting officer)