Form 10-Q
period 2026-09-30
HARLEY-DAVIDSON, INC.
filed 2026-11-04
CIK 793952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The registrant had outstanding 100,992,350 shares of common stock as of October 30, 2026.

HARLEY-DAVIDSON, INC.
Form 10-Q
For The Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Motorcycles and related products	$971,881	$1,079,522	$3,145,861	$3,213,431
Financial services	110,758	261,188	339,745	763,587
	1,082,639	1,340,710	3,485,606	3,977,018
Costs and expenses:
Motorcycles and related products cost of goods sold	701,453	798,683	2,304,903	2,320,261
Financial services interest expense	32,245	75,883	102,105	258,391
Financial services provision for credit losses	20,324	(301,499)	51,120	(198,427)
Selling, administrative and engineering expense	291,313	292,885	890,672	849,098
	1,045,335	865,952	3,348,800	3,229,323
Operating income	37,304	474,758	136,806	747,695
Other income, net	12,598	14,706	37,124	45,456
Investment income	11,647	12,267	32,182	32,158
Interest expense	3,629	10,182	10,820	25,564
Income before income taxes	57,920	491,549	195,292	799,745
Income tax provision	16,977	116,384	51,245	188,036
Net income	40,943	375,165	144,047	611,709
Less: Loss attributable to noncontrolling interests	1,819	2,201	3,292	6,332
Net income attributable to Harley-Davidson, Inc.	$42,762	$377,366	$147,339	$618,041
Earnings per share:
Basic	$0.41	$3.13	$1.39	$5.07
Diluted	$0.40	$3.10	$1.38	$5.03
Cash dividends per share	$0.1875	$0.18	$0.5625	$0.54
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$40,943	$375,165	$144,047	$611,709
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,913)	(1,642)	(41,317)	52,019
Derivative financial instruments	(2,336)	(6,163)	20,321	(23,987)
Unrealized (loss) gain on available for sale securities	(23)	718	(576)	718
Pension and postretirement benefit plans	(82)	(776)	(247)	(2,329)
	(4,354)	(7,863)	(21,819)	26,421
Comprehensive income	36,589	367,302	122,228	638,130
Less: Comprehensive loss attributable to noncontrolling interests	1,819	2,201	3,706	6,332
Comprehensive income attributable to Harley-Davidson, Inc.	$38,408	$369,503	$125,934	$644,462
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2026	December 31, 2025	September 30, 2025
ASSETS
Cash and cash equivalents	$2,076,378	$3,091,744	$1,775,038
Accounts receivable, net	276,390	225,760	305,010
Finance receivables held for sale, net	417,696	264,238	4,080,885
Finance receivables held for investment, net of allowance (recovery) of $6,011, $5,591, and $(15,952)	1,057,228	981,926	1,221,348
Inventories, net	458,745	730,898	512,186
Restricted cash	14,610	—	51,530
Other current assets	232,202	292,383	297,444
Current assets	4,533,249	5,586,949	8,243,441
Finance receivables held for investment, net of allowance (recovery) of $47,877, $(7,826), and $3,051	1,142,858	719,060	662,201
Property, plant and equipment, net	663,252	750,224	719,103
Pension and postretirement assets	580,061	546,303	481,427
Goodwill	64,377	63,913	63,850
Deferred income taxes	73,362	73,792	90,837
Lease assets	78,026	82,542	67,290
Other long-term assets	161,723	222,032	238,235
	$7,296,908	$8,044,815	$10,566,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$411,070	$389,237	$342,787
Accrued liabilities	620,400	671,957	628,624
Short-term deposits, net	255,439	280,095	292,667
Short-term debt	470,420	497,776	684,741
Current portion of long-term debt, net	543,740	819,629	1,329,244
Current liabilities	2,301,069	2,658,694	3,278,063
Long-term deposits, net	281,974	256,549	261,801
Long-term debt, net	1,325,275	1,649,612	3,147,836
Lease liabilities	63,570	69,425	52,487
Pension and postretirement liabilities	50,064	53,135	51,141
Deferred income taxes	6,606	5,506	17,655
Other long-term liabilities	219,588	195,044	196,022
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock	1,736	1,726	1,726
Additional paid-in-capital	1,871,402	1,790,175	1,814,691
Retained earnings	3,804,365	3,717,408	4,016,811
Accumulated other comprehensive loss	(278,542)	(257,137)	(306,285)
Treasury stock, at cost	(2,366,374)	(2,111,504)	(1,954,543)
Total Harley-Davidson, Inc. shareholders' equity	3,032,587	3,140,668	3,572,400
Noncontrolling interest	16,175	16,182	(11,021)
Total equity	3,048,762	3,156,850	3,561,379
	$7,296,908	$8,044,815	$10,566,384

HARLEY-DAVIDSON, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

	(Unaudited)		(Unaudited)
	September 30, 2026	December 31, 2025	September 30, 2025
Balances held by consolidated variable interest entities (Note 10):
Finance receivables held for sale, net - current	$—	$—	$785,461
Finance receivables held for investment, net -current	$37,888	$—	$—
Other assets	$551	$—	$3,408
Finance receivables held for investment, net - non-current	$219,328	$—	$—
Restricted cash - current and non-current	$16,985	$—	$47,739
Current portion of long-term debt, net	$45,053	$—	$462,137
Long-term debt, net	$197,522	$—	$—
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2026	September 30, 2025
Net cash provided by operating activities (Note 6)	$275,934	$416,903
Cash flows from investing activities:
Capital expenditures	(64,422)	(102,090)
Origination of finance receivables held for investment	(1,298,341)	(2,287,369)
Collections from finance receivables held for investment	861,678	2,459,406
Proceeds from sale of securitization beneficial interests, net	—	125,369
Collection of retained securitization beneficial interests	32,115	9,353
Proceeds from derivative instruments	51,574	—
Other investing activities	(52)	808
Net cash (used) provided by investing activities	(417,448)	205,477
Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088
Repayments of medium-term notes	(810,950)	(700,000)
Proceeds from term loan	—	448,013
Repayments of senior unsecured notes	—	(450,000)
Proceeds from securitization debt	—	497,790
Repayments of securitization debt	—	(718,034)
Borrowings of asset-backed commercial paper	260,250	155,000
Repayments of asset-backed commercial paper	(17,675)	(217,554)
Net (decrease) increase in unsecured commercial paper	(26,744)	44,938
Net increase in deposits	196	3,312
Dividends paid	(60,382)	(66,288)
Repurchase of common stock	(191,169)	(193,209)
Other financing activities	96	1,269
Net cash used by financing activities	(846,378)	(547,675)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,489)	11,009
Net (decrease) increase in cash, cash equivalents and restricted cash	$(998,381)	$85,714

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$3,091,744	$1,740,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(998,381)	85,714
Cash, cash equivalents and restricted cash, end of period	$2,093,363	$1,826,568

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash and cash equivalents	$2,076,378	$1,775,038
Restricted cash	14,610	51,530
Restricted cash included in Other long-term assets	2,375	—
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$2,093,363	$1,826,568
The accompanying notes are integral to the consolidated financial statements.

HARLEY-DAVIDSON, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2025	172,580,640	$1,726	$1,790,175	$3,717,408	$(257,137)	$(2,111,504)	$3,140,668	$16,182	$3,156,850
Net income (loss)	—	—	—	24,773	—	—	24,773	(650)	$24,123
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(14,967)	—	(14,967)	—	$(14,967)
Dividends ($0.1875 per share)	—	—	—	(21,540)	—	—	(21,540)	—	$(21,540)
Repurchase of common stock	—	—	64,658	—	—	(135,951)	(71,293)	—	$(71,293)
Share-based compensation and other	900,848	9	5,578	—	—	959	6,546	416	6,962
Balance, March 31, 2026	173,481,488	1,735	1,860,411	3,720,641	(272,104)	(2,246,496)	3,064,187	15,948	3,080,135
Net income (loss)	—	—	—	79,805	—	—	79,805	(824)	$78,981
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(2,084)	—	(2,084)	(414)	$(2,498)
Dividends ($0.1875 per share)	—	—	—	(19,671)	—	—	(19,671)	—	$(19,671)
Repurchase of common stock	—	—	—	—	—	(30,528)	(30,528)	—	$(30,528)
Share-based compensation and other	53,970	1	5,832	—	—	1,668	7,501	2,099	$9,600
Balance, June 30, 2026	173,535,458	1,736	1,866,243	3,780,775	(274,188)	(2,275,356)	3,099,210	16,809	3,116,019
Net income (loss)	—	—	—	42,762	—	—	42,762	(1,819)	$40,943
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(4,354)	—	(4,354)	—	$(4,354)
Dividends ($0.1875 per share)	—	—	—	(19,172)	—	—	(19,172)	—	$(19,172)
Repurchase of common stock	—	—	—	—	—	(91,677)	(91,677)	—	$(91,677)
Share-based compensation and other	23,250	—	5,159	—	—	659	5,818	1,185	$7,003
Balance, September 30, 2026	173,558,708	$1,736	$1,871,402	$3,804,365	$(278,542)	$(2,366,374)	$3,032,587	$16,175	$3,048,762

	Equity Attributable to Harley-Davidson, Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Equity Attributable to Noncontrolling Interests	Total Equity
	Issued Shares	Balance
Balance, December 31, 2024	171,982,732	$1,720	$1,792,523	$3,465,058	$(332,706)	$(1,760,548)	$3,166,047	$(7,547)	$3,158,500
Net income (loss)	—	—	—	133,104	—	—	133,104	(2,307)	$130,797
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(5,477)	—	(5,477)	—	$(5,477)
Dividends ($0.1800 per share)	—	—	—	(22,921)	—	—	(22,921)	—	$(22,921)
Repurchase of common stock	—	—	—	—	—	(93,871)	(93,871)	—	$(93,871)
Share-based compensation and other	576,785	6	5,291	—	—	—	5,297	1,365	$6,662
Balance, March 31, 2025	172,559,517	1,726	1,797,814	3,575,241	(338,183)	(1,854,419)	3,182,179	(8,489)	$3,173,690
Net income (loss)	—	—	—	107,569	—	—	107,569	(1,824)	$105,745
Other comprehensive income, net of tax (Note 15)	—	—	—	—	39,761	—	39,761	—	$39,761
Dividends ($0.1800 per share)	—	—	—	(21,835)	—	—	(21,835)	—	$(21,835)
Repurchase of common stock	—	—	—	—	—	(45)	(45)	—	$(45)
Share-based compensation and other	5,651	—	8,526	—	—	770	9,296	1,321	$10,617
Balance, June 30, 2025	172,565,168	1,726	1,806,340	3,660,975	(298,422)	(1,853,694)	3,316,925	(8,992)	$3,307,933
Net income (loss)	—	—	—	377,366	—	—	377,366	(2,201)	$375,165
Other comprehensive loss, net of tax (Note 15)	—	—	—	—	(7,863)	—	(7,863)	—	$(7,863)
Dividends ($0.1800 per share)	—	—	—	(21,530)	—	—	(21,530)	—	$(21,530)
Repurchase of common stock	—	—	—	—	—	(101,057)	(101,057)	—	$(101,057)
Share-based compensation and other	8,355	—	8,351	—	—	208	8,559	172	$8,731
Balance, September 30, 2025	172,573,523	$1,726	$1,814,691	$4,016,811	$(306,285)	$(1,954,543)	$3,572,400	$(11,021)	$3,561,379
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
The Company operates in three reportable segments: Harley-Davidson Motor Company (HDMC), LiveWire and Harley-Davidson Financial Services (HDFS).
Substantially all of the Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gain (loss) resulting from foreign currency remeasurements was $0.4 million and $(8.9) million for the three month periods ended September 30, 2026 and September 30, 2025, respectively, and $1.2 million and $11.6 million for the nine month periods ended September 30, 2026 and September 30, 2025, respectively.
In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheets as of September 30, 2026 and September 30, 2025, the Consolidated statements of operations for the three and nine month periods then ended, the Consolidated statements of comprehensive income for the three and nine month periods then ended, the Consolidated statements of cash flows for the nine month periods then ended, and the Consolidated statements of shareholders' equity for the three month periods within the nine month periods ended September 30, 2026 and September 30, 2025.
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

Disaggregated revenue by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
HDMC:
Motorcycles	$733,571	$821,864	$2,417,921	$2,463,793
Parts and accessories	152,941	167,252	472,134	497,558
Apparel	55,201	56,052	168,582	168,614
Licensing	4,605	5,547	16,950	14,549
Other	17,699	23,244	48,180	54,599
	964,017	1,073,959	3,123,767	3,199,113
LiveWire	7,864	5,563	22,094	14,318
Motorcycles and related products revenue	971,881	1,079,522	3,145,861	3,213,431

HDFS:
Interest income	66,558	198,239	177,143	622,696
Other	44,200	62,949	162,602	140,891
Financial services revenue	110,758	261,188	339,745	763,587
	$1,082,639	$1,340,710	$3,485,606	$3,977,018
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

	September 30, 2026	September 30, 2025
Balance, beginning of period	$95,807	$56,753
Balance, end of period	$120,657	$93,221
Previously recorded contract liabilities recognized as revenue in the three months ended September 30, 2026 and September 30, 2025 were $10.7 million and $8.3 million, respectively, and $33.9 million and $26.1 million in the nine months ended September 30, 2026 and September 30, 2025, respectively. The Company expects to recognize approximately $47.4 million of the remaining unearned revenue over the next 12 months and $73.3 million thereafter.
4. Income Taxes
The Company’s effective income tax rate for the nine months ended September 30, 2026 was 26.2% compared to 23.5% for the nine months ended September 30, 2025. The increase in the effective income tax rate was attributable to discrete items recorded in the first nine months of 2026 and changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.

5. Earnings Per Share
The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to Harley-Davidson, Inc.	$42,762	$377,366	$147,339	$618,041
Adjustment(a)	360	—	—	—
Net income attributable to Harley-Davidson, Inc. - dilutive	43,122	377,366	147,339	618,041

Basic weighted-average shares outstanding	103,360	120,614	106,134	122,015
Effect of dilutive securities	3,228	1,062	917	840
Diluted weighted-average shares outstanding	106,588	121,676	107,051	122,855
Net earnings per share:
Basic	$0.41	$3.13	$1.39	$5.07
Diluted	$0.40	$3.10	$1.38	$5.03
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
The Company's dilutive securities include those relating to its employee stock compensation plan. In addition, non-controlling interest holders (the counterparties) hold securities representing in the aggregate a 9.8% non-controlling interest in the HDFS business that can be exchanged for Harley-Davidson, Inc. common stock. The securities related to the HDFS non-controlling interests can be exchanged for Harley-Davidson, Inc. common stock based on the 30-day volume weighted average price of the Company's common stock and a multiple of approximately 1.75x HDFS' equity carrying value. The non-controlling interest holders may exchange their interests beginning in the fourth quarter of 2032 or in the event of a change of control of Harley-Davidson, Inc. The number of shares received by the non-controlling interest holders cannot exceed 4.9% of the outstanding Harley-Davidson, Inc. common stock. Starting in the fourth quarter of 2028, the Company has the right to repurchase the counterparties' ownership interests in HDFS using cash that would otherwise be available to the Company in the form of a dividend from HDFS; however, the Company may not purchase any more than one-third of the counterparties' HDFS ownership in an individual year. The securities related to the HDFS non-controlling interests were dilutive during the three months ended September 30, 2026 and anti-dilutive during the nine months ended September 30, 2026. The securities related to the HDFS non-controlling interests had not been issued in the three months or nine months ended September 30, 2025.
Shares of common stock related to share-based compensation and related to securities representing a 9.8% non-controlling interest in the HDFS business that can be exchanged for Harley-Davidson, Inc. common stock that were not included in the effect of dilutive securities because the effect would have been anti-dilutive include 0.6 million and 0.5 million shares for the three months ended September 30, 2026 and September 30, 2025, respectively, and 3.9 million and 1.6 million shares for the nine months ended September 30, 2026 and September 30, 2025, respectively.
6. Additional Balance Sheet and Cash Flow Information
Investments in Marketable Securities – The Company’s investments in marketable securities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Mutual funds	$26,781	$31,513	$32,493
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

	September 30, 2026	December 31, 2025	September 30, 2025
Raw materials and work in process	$282,968	$338,744	$294,480
Motorcycle finished goods	221,156	434,044	255,339
Parts and accessories and apparel	102,095	97,674	98,431
Inventory at lower of FIFO cost or net realizable value	606,219	870,462	648,250
Excess of FIFO over LIFO cost	(147,474)	(139,564)	(136,064)
	$458,745	$730,898	$512,186
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $537.4 million, $536.6 million, and $554.5 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively. The liabilities for deposits are included in Short-term deposits, net or Long-term deposits, net on the Consolidated balance sheets based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.
Future maturities of the Company's certificates of deposit as of September 30, 2026 were as follows (in thousands):

2026	15,347
2027	247,407
2028	87,040
2029	86,729
2030	19,790
Thereafter	82,571
Future maturities	538,884
Unamortized fees	(1,471)
$537,413

Operating Cash Flow – The reconciliation of Net income to Net cash (used) provided by operating activities was as follows (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$144,047	$611,709
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	125,480	126,339
Amortization of deferred loan origination costs	8,324	43,871
Amortization of financing origination fees	3,676	9,773
Income related to long-term employee benefits	(32,112)	(41,287)
Employee benefit plan contributions and payments	(5,039)	(5,091)
Stock compensation expense	25,459	25,838
Net change in wholesale finance receivables related to sales	603	(183,006)
Provision for credit losses	51,120	(198,427)
Originations of finance receivables held for sale	(1,727,770)	(414,009)
Collections from finance receivables held for sale	128,186	16,916
Proceeds from sales of loans held for sale	1,307,502	—
Gain on sale of securitization beneficial interests	(856)	(26,958)
Deferred income taxes	(5,770)	92,122
Other, net	44,976	19,360
Changes in current assets and liabilities:
Accounts receivable, net	(55,675)	(46,415)
Finance receivables – accrued interest and other	(7,877)	11,279
Inventories, net	263,392	262,287
Accounts payable and accrued liabilities	3,647	75,039
Other current assets	4,621	37,563
	131,887	(194,806)
Net cash provided by operating activities	$275,934	$416,903
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
Finance receivables held for sale, net includes retail finance receivables that management intends to sell. The Company expects to sell approximately two-thirds of future retail loan originations through December 2030 to two counterparties under an agreement with the two counterparties (Forward Flow Agreement). The Company expects HDFS will continue to service the future retail loan originations it sells to the counterparties and earn a loan servicing fee of 1% per annum for prime loans and 2.5% per annum for subprime loans. When finance receivables are reclassified to held for sale from held for investment status based on management's intent to sell them, any previously recorded allowance for credit losses associated with the finance receivables is reversed. Finance receivables transferred to, or originated as, held for sale are measured at the lower of amortized cost or fair value. If fair value is lower than amortized cost, a valuation allowance is recorded through Financial services revenue on the Consolidated statements of operations. The valuation allowance is updated each period to reflect the difference between amortized cost and the estimated fair value of the receivables.
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
Finance receivables held for investment, net and Finance receivables held for sale, net were as follows (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Retail finance receivables held for investment	$1,300,633	$754,421	$704,294
Wholesale finance receivables held for investment	953,341	948,800	1,166,354
	2,253,974	1,703,221	1,870,648
Allowance for credit losses	(53,888)	(2,235)	12,901
Finance receivables held for investment, net	2,200,086	1,700,986	1,883,549

Finance receivables held for sale, net	417,696	264,238	4,080,885
Total finance receivables, net	$2,617,782	$1,965,224	$5,964,434
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
The retail portfolio primarily consists of a large number of small balance, homogeneous finance receivables. The Company performs a collective evaluation of the adequacy of the retail allowance for credit losses. The Company utilizes weighted-average remaining maturity and vintage-based loss forecast methodologies. Vintage-based forecasts include decompositions for probability of default, exposure at default, attrition rate, and recovery balance rate. Reasonable and supportable economic forecasts for a one- or two-year period are incorporated into the methodologies to reflect the estimated impact of changes in future economic conditions, such as unemployment rates, household obligations or other relevant factors, over the reasonable and supportable period. For periods beyond the Company’s reasonable and supportable forecasts, the Company reverts to its average historical loss experience immediately or using a mean-reversion process over a three-year period. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or term as well as other relevant factors. As of December 31, 2025 and September 30, 2025, the retail allowance for credit losses was in an asset position as estimated recoveries from retail finance receivables previously charged-off exceeded the remaining allowance for credit losses on loans held for investment.
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

The Company considers various third-party economic forecast scenarios as part of estimating the allowance for expected credit losses and applies a probability-weighting to those economic forecast scenarios. Each quarter, the Company's outlook on economic conditions impacts the Company's retail and wholesale estimates for expected credit losses. At the end of the third quarter of 2026, the Company's probability weighting of its economic forecast scenarios was weighted towards more pessimistic scenarios given continued challenging macro-economic conditions including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence.
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
Changes in the Company's allowance for credit losses on its finance receivables held for investment by portfolio were as follows (in thousands):

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$17,835	$20,325	$38,160	$(22,342)	$24,577	$2,235
Provision for credit losses	20,609	(285)	20,324	53,597	(2,477)	51,120
Charge-offs	(10,095)	149	(9,946)	(20,495)	(2,036)	(22,531)
Recoveries	5,350	—	5,350	22,939	125	23,064
Balance, end of period	$33,699	$20,189	$53,888	$33,699	$20,189	$53,888
	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Retail	Wholesale	Total	Retail	Wholesale	Total
Balance, beginning of period	$374,828	$24,465	$399,293	$378,373	$22,810	$401,183
Provision for credit losses	(307,162)	5,663	(301,499)	(206,386)	7,959	(198,427)
Charge-offs	(44,555)	(4,701)	(49,256)	(183,395)	(5,342)	(188,737)
Recoveries	14,108	—	14,108	48,627	—	48,627
Sale of Residual Interest in Securitizations	(75,547)	—	(75,547)	(75,547)	—	(75,547)
Balance, end of period	$(38,328)	$25,427	$(12,901)	$(38,328)	$25,427	$(12,901)
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

The amortized cost of the Company's U.S. and Canadian retail finance receivables held for investment by vintage and credit quality indicator, along with total gross retail charge-offs by vintage, were as follows (in thousands):

	September 30, 2026
	2026	2025	2024	2023	2022	2021 & Prior	Total
U.S. Retail:
Super prime	$280,291	$135,038	$71,349	$33,423	$10,672	$21,365	$552,138
Prime	290,192	137,655	67,801	36,599	18,191	22,124	572,562
Sub-prime	143,284	16,978	824	716	639	1,272	163,713
	713,767	289,671	139,974	70,738	29,502	44,761	1,288,413
Canadian Retail:
Super prime	7,853	738	3	3	2	6	8,605
Prime	2,838	314	5	5	4	7	3,173
Sub-prime	371	62	5	2	1	1	442
	11,062	1,114	13	10	7	14	12,220
	$724,829	$290,785	$139,987	$70,748	$29,509	$44,775	$1,300,633
Gross charge-offs for the nine months ended September 30, 2026:
U.S. Retail	$4,804	$9,055	$2,802	$1,375	$741	$715	$19,492
Canadian Retail	480	523	—	—	—	—	1,003
	$5,284	$9,578	$2,802	$1,375	$741	$715	$20,495

	December 31, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$185,774	$108,025	$54,501	$16,944	$9,675	$1,544	$376,463
Prime	166,971	96,360	54,902	26,268	11,525	2,413	358,439
Sub-prime	13,436	986	897	830	726	1,098	17,973
	366,181	205,371	110,300	44,042	21,926	5,055	752,875
Canadian Retail:
Super prime	1,012	5	5	5	3	1	1,031
Prime	377	4	3	8	5	8	405
Sub-prime	101	2	3	1	1	2	110
	1,490	11	11	14	9	11	1,546
	$367,671	$205,382	$110,311	$44,056	$21,935	$5,066	$754,421
Gross charge-offs for the year ended December 31, 2025:
U.S. Retail	$3,280	$48,145	$53,272	$41,304	$21,354	$13,556	$180,911
Canadian Retail	126	996	991	821	383	427	3,744
	$3,406	$49,141	$54,263	$42,125	$21,737	$13,983	$184,655

	September 30, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
U.S. Retail:
Super prime	$144,780	$120,456	$61,502	$19,838	$12,198	$2,011	$360,785
Prime	125,804	104,939	60,992	29,368	13,633	2,767	337,503
Sub-prime	1,601	886	830	808	710	1,171	6,006
	$272,185	$226,281	$123,324	$50,014	$26,541	$5,949	$704,294
Gross charge-offs for the nine months ended September 30, 2025:
U.S. Retail	$2,771	$47,626	$53,155	$41,175	$21,364	$13,560	$179,651
Canadian Retail	126	996	991	821	383	427	3,744
	$2,897	$48,622	$54,146	$41,996	$21,747	$13,987	$183,395
All Canadian retail finance receivables were classified as held-for-sale as of September 30, 2025. As a result, there are no Canadian retail finance receivables held for investment in the table above at September 30, 2025.
Information about the asset performance of the total portfolio of retail loans serviced by the Company ("Managed Portfolio"), including receivables retained ("Owned Portfolio"), along with receivables sold to third parties or included in off-balance sheet VIEs ("Off-Balance Sheet Portfolio"), is provided in the tables below (in thousands). Recoveries exceeded charge-offs within the owned portfolio for the nine months ended September 30, 2026, leading to the negative credit loss value shown below.

	Principal Balance		Credit Losses
	Total	30+ Day Delinquent	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026	September 30, 2026
Owned portfolio	$1,661,339	$41,754	$4,766	$(2,491)
Off-balance sheet portfolio	4,446,177	224,182	44,024	142,991
Managed portfolio	$6,107,516	$265,936	$48,790	$140,500

	Principal Balance		Credit Losses
	Total	30+ Day Delinquent	Year ended
	December 31, 2025	December 31, 2025	December 31, 2025
Owned portfolio	$982,007	$12,437	$126,033
Off-balance sheet portfolio	5,137,160	291,988	92,007
Managed portfolio	$6,119,167	$304,425	$218,040

	Principal Balance		Credit Losses
	Total	30+ Day Delinquent	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025	September 30, 2025
Owned portfolio	$4,629,196	$242,408	$30,341	$135,056
Off-balance sheet portfolio	1,742,841	32,972	1,717	1,717
Managed portfolio	$6,372,037	$275,380	$32,058	$136,773

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

The amortized cost of the Company's wholesale finance receivables, by vintage and credit quality indicator, along with total gross wholesale charge-offs by vintage, were as follows (in thousands):

	September 30, 2026
	2026	2025	2024	2023	2022	2021 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	7,675	2,400	3,176	476	19	—	13,746
Substandard	6,380	238	122	21	—	—	6,761
Special Mention	17,688	2,728	485	32	—	—	20,933
Medium Risk	—	—	—	—	—	—	—
Low Risk	803,735	85,924	15,703	4,197	2,342	—	911,901
	$835,478	$91,290	$19,486	$4,726	$2,361	$—	$953,341
Gross charge-offs for the nine months ended September 30, 2026:
Wholesale	$98	$1,490	$419	$29	$—	$—	$2,036

	December 31, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
Non-Performing	$—	$—	$—	$—	$—	$—	$—
Doubtful	13,010	5,984	1,002	19	—	1	20,016
Substandard	3,192	2,613	21	—	—	—	5,826
Special Mention	45,320	5,331	289	—	—	—	50,940
Medium Risk	414	57	—	—	—	—	471
Low Risk	762,221	71,071	8,370	29,081	803	1	871,547
	$824,157	$85,056	$9,682	$29,100	$803	$2	$948,800
Gross charge-offs for the year ended December 31, 2025:
Wholesale	$2,775	$1,017	$191	$—	$—	$2,301	$6,284

	September 30, 2025
	2025	2024	2023	2022	2021	2020 & Prior	Total
Non-Performing	$933	$1,090	$282	$—	$—	$—	$2,305
Doubtful	15,333	7,473	1,070	20	—	—	23,896
Substandard	1,831	1,796	—	—	—	—	3,627
Special Mention	16,109	4,171	175	—	59	—	20,514
Medium Risk	36,215	4,268	752	—	—	—	41,235
Low Risk	921,295	103,843	13,101	34,350	1,176	1,012	1,074,777
	$991,716	$122,641	$15,380	$34,370	$1,235	$1,012	$1,166,354
Gross charge-offs for the nine months ended September 30, 2025:
Wholesale	$2,401	$506	$134	$—	$—	$2,301	$5,342
Retail finance receivables are contractually delinquent if the minimum payment is not received by the specified due date. Retail finance receivables at amortized cost, excluding accrued interest, are generally charged-off when the receivable is 120 days or more delinquent, the related asset is repossessed, or the receivable is otherwise deemed uncollectible. All retail finance receivables accrue interest until either collected or charged-off. The Company reverses accrued interest related to charged-off accounts against Financial services interest income when the account is charged-off. The Company reversed $0.8 million and $7.1 million of accrued interest against Financial services interest income during the three months ended September 30, 2026 and September 30, 2025, respectively, and $1.7 million and $24.7 million during the nine months ended September 30, 2026 and September 30, 2025, respectively. Due to the timely write-off of accrued interest, the Company made the election provided under Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses to exclude accrued interest from its allowance for credit losses. Accordingly, as of September 30, 2026, December 31, 2025, and September 30, 2025, all retail finance receivables were accounted for as interest-earning receivables.

Wholesale finance receivables are delinquent if the minimum payment is not received by the contractual due date. Wholesale finance receivables are written down once the Company determines that the specific borrower does not have the ability to repay the loan in full. Interest continues to accrue on past due finance receivables until the date the Company determines that foreclosure is probable, and the finance receivable is placed on non-accrual status. The Company will resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured. While on non-accrual status, all cash received is applied to principal or interest as appropriate. Once an account is charged-off, the Company will reverse the associated accrued interest against Financial services interest income. As the Company follows a non-accrual policy for interest, the allowance for credit losses excludes accrued interest for the wholesale portfolio. There were no charged-off accounts for the three months ended September 30, 2026, and as such, the Company did not reverse any wholesale accrued interest during that period. The Company reversed $1.8 million of accrued interest related to the charge-off of Non-Performing dealer loans during the three months ended September 30, 2025. The Company reversed $0.3 million and $1.9 million of accrued interest related to the charge-off of Non-Performing dealer loans during the nine months ended September 30, 2026 and September 30, 2025, respectively.
Additional information related to the wholesale finance receivables on non-accrual status was as follows (in thousands):

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2026	September 30, 2026	Recognized
Wholesale:
No related specific allowance recorded	$3,715	$1,035	$33
Related specific allowance recorded	—	—	14
	$3,715	$1,035	$47

	Amortized Cost	Amortized Cost	Interest Income
	January 1, 2025	September 30, 2025	Recognized
Wholesale:
No related specific allowance recorded	$7,510	$184	$986
Related specific allowance recorded	3,753	2,121	56
	$11,263	$2,305	$1,042
The aging analysis of the Company's finance receivables held for investment was as follows (in thousands):

	September 30, 2026
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$1,253,757	$22,936	$11,757	$12,183	$—	$46,876	$1,300,633
Wholesale	945,399	1,146	2,810	3,376	610	7,942	953,341
	$2,199,156	$24,082	$14,567	$15,559	$610	$54,818	$2,253,974

	December 31, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$735,999	$9,715	$2,942	$5,765	$—	$18,422	$754,421
Wholesale	941,116	1,830	948	4,288	618	7,684	948,800
	$1,677,115	$11,545	$3,890	$10,053	$618	$26,106	$1,703,221

	September 30, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Greater Than 90 Days Past Due and Not Accruing	Total Past Due	Total Finance Receivables
Retail	$693,233	$6,774	$1,292	$2,995	$—	$11,061	$704,294
Wholesale	1,160,152	3,041	563	1,932	666	6,202	1,166,354
	$1,853,385	$9,815	$1,855	$4,927	$666	$17,263	$1,870,648
Generally, it is the Company’s policy not to change the terms and conditions of finance receivables. However, to minimize economic loss, the Company may modify certain finance receivables due to borrowers experiencing financial difficulty. Total finance receivables related to borrowers experiencing financial difficulty were not significant as of September 30, 2026, December 31, 2025, and September 30, 2025. In accordance with its policies, in certain situations, the Company may offer short-term adjustments to customer payment due dates without affecting the associated interest rate or loan term.
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

The notional and fair values of the Company's derivative financial instruments under ASC Topic 815 were as follows (in thousands):

	Derivative Financial Instruments Designated as Cash Flow Hedging Instruments
	September 30, 2026			December 31, 2025			September 30, 2025
	Notional Value	Assets(a)	Liabilities	Notional Value	Assets(a)	Liabilities	Notional Value	Assets(a)	Liabilities
Foreign currency contracts	$398,475	$9,063	$573	$448,287	$2,096	$6,299	$362,988	$1,501	$7,359
Commodity contracts	842	—	105	879	—	89	940	—	81
Cross-currency swaps	657,214	30,323	—	657,214	46,889	—	1,416,994	115,232	—
	$1,056,531	$39,386	$678	$1,106,380	$48,985	$6,388	$1,780,922	$116,733	$7,440

	Derivative Financial Instruments Not Designated as Hedging Instruments
	September 30, 2026			December 31, 2025			September 30, 2025
	Notional Value	Assets	Liabilities	Notional Value	Assets(b)	Liabilities	Notional Value	Assets	Liabilities
Commodity contracts	$4,423	$1,096	$—	$3,632	$—	$106	$3,247	$15	$7
Cross-currency swaps	—	—	—	759,780	59,450	—	—	—	—
	$4,423	$1,096	$—	$763,412	$59,450	$106	$3,247	$15	$7
(a)Includes $30.3 million, $46.9 million, and $52.3 million of cross-currency swaps recorded in Other long-term assets as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively, with all remaining amounts recorded in Other current assets.
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
The amounts of gains and losses related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Gain/(Loss) Recognized in OCI				Gain/(Loss) Reclassified from AOCL into Income
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency contracts	$1,038	$4,410	$13,199	$(26,136)	$1,455	$(6,293)	$(1,668)	$2,855
Commodity contracts	(95)	(112)	(16)	(121)	(51)	(39)	(1)	19
Cross-currency swaps	(8,842)	(16,877)	(16,566)	149,941	(6,097)	2,227	(28,087)	153,216
Treasury rate lock contracts	—	—	—	—	(110)	(181)	(329)	(603)
Swap rate lock contracts	—	—	—	—	—	(149)	(141)	(443)
	$(7,899)	$(12,579)	$(3,383)	$123,684	$(4,803)	$(4,435)	$(30,226)	$155,044

The location and amount of gains and losses recognized in income related to the Company's derivative financial instruments designated as cash flow hedges were as follows (in thousands):

	Motorcycles and related products cost of goods sold	Selling, administrative & engineering expense	Interest expense	Financial services interest expense
	Three months ended September 30, 2026
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$701,453	$291,313	$3,629	$32,245
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	1,455	—	—	—
Commodity contracts	(51)	—	—	—
Cross-currency swaps	—	(6,097)	—	—
Treasury rate lock contracts	—	—	(47)	(63)
Swap rate lock contracts	—	—	—	—
	Three months ended September 30, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$798,683	$292,885	$10,182	$75,883
Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(6,293)	—	—	—
Commodity contracts	(39)	—	—	—
Cross-currency swaps	—	2,227	—	—
Treasury rate lock contracts	—	—	(61)	(120)
Swap rate lock contracts	—	—	—	(149)

	Nine months ended September 30, 2026
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,304,903	$890,672	$10,820	$102,105

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	(1,668)	—	—	—
Commodity contracts	(1)	—	—	—
Cross-currency swaps	—	(28,087)	—	—
Treasury rate lock contracts	—	—	(140)	(189)
Swap rate lock contracts	—	—	—	(141)
	Nine months ended September 30, 2025
Line item on the Consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,320,261	$849,098	$25,564	$258,391

Gain/(loss) reclassified from AOCL into income:
Foreign currency contracts	2,855	—	—	—
Commodity contracts	19	—	—	—
Cross-currency swaps	—	153,216	—	—
Treasury rate lock contracts	—	—	(243)	(360)
Swap rate lock contracts	—	—	—	(443)
The amount of net gain included in Accumulated other comprehensive loss (AOCL) at September 30, 2026, estimated to be reclassified into income over the next 12 months was $19.2 million.

The amount of gains and losses recognized in income related to derivative financial instruments not designated as hedging instruments were as follows (in thousands). Gains and losses on foreign currency contracts and commodity contracts were recorded in Motorcycles and related products cost of goods sold. Gains and losses on cross-currency swaps and interest rate caps were recorded in Selling, administrative & engineering expense on the Consolidated statements of operations.

	Amount of Gain/(Loss) Recognized in Income
	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency contracts	$(535)	$387	$(6,309)	$5,753
Commodity contracts	1,081	75	2,307	(46)
Cross-currency swaps	—	—	4,101	—
Interest rate caps	—	—	—	(2)
	$546	$462	$99	$5,705
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
9. Debt
Debt with a contractual term less than 12 months is generally classified as short-term and consisted of the following (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Unsecured commercial paper	$470,420	$497,776	$684,741
Debt with a contractual term greater than 12 months is generally classified as long-term and consisted of the following (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Secured debt:
Asset-backed Canadian commercial paper conduit facility	$—	$—	$49,642
Asset-backed U.S. commercial paper conduit facility	242,575	—	399,502
Asset-backed securitization debt	—	—	63,107
Unamortized discounts and debt issuance costs	—	—	(472)
	242,575	—	511,779

		September 30, 2026	December 31, 2025	September 30, 2025
Unsecured notes (at par value):
Medium-term notes:
Due in 2026, issued April 2023(a)	6.36%	—	821,814	821,583
Due in 2027, issued February 2022	3.05%	500,000	500,000	500,000
Due in 2028, issued March 2023	6.50%	—	—	700,000
Due in 2029, issued June 2024	5.95%	144,903	144,903	500,000
Due in 2030, issued March 2025(b)	5.61%	692,173	716,152	715,951
Unamortized discounts and debt issuance costs		(8,010)	(10,906)	(17,741)
		1,329,066	2,171,963	3,219,793

Term loan:
Due in 2027, issued July 2025		—	—	450,000
Unamortized debt issuance costs		—	—	(1,739)
		—	—	448,261
Senior notes:
Due in 2045, issued July 2015	4.625%	300,000	300,000	300,000
Unamortized discounts and debt issuance costs		(2,626)	(2,722)	(2,753)
		297,374	297,278	297,247
		1,626,440	2,469,241	3,965,301
Long-term debt		1,869,015	2,469,241	4,477,080
Current portion of long-term debt, net		(543,740)	(819,629)	(1,329,244)
Long-term debt, net		$1,325,275	$1,649,612	$3,147,836

(a)€700.0 million par value remeasured to U.S. dollar at December 31, 2025 and September 30, 2025, respectively
(b)€610.0 million par value remeasured to U.S. dollar at September 30, 2026, December 31, 2025, and September 30, 2025, respectively

Future principal payments of the Company's debt obligations as of September 30, 2026 were as follows (in thousands):

2026	$478,795
2027	536,499
2028	41,822
2029	192,824
2030	750,043
Thereafter	350,088
Future principal payments	2,350,071
Unamortized discounts and debt issuance costs	(10,636)
$2,339,435

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
The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheet at September 30, 2026 were as follows (in thousands):

	September 30, 2026
	Finance receivables	Allowance for credit losses	Restricted cash	Other assets	Total assets	Asset-backed debt, net
On-balance sheet assets and liabilities:
Consolidated VIEs:
Asset-backed securitizations	$—	$—	$—	$—	$—	$—
Asset-backed U.S. commercial paper conduit facility	276,231	(19,015)	16,985	551	274,752	242,575
Unconsolidated VIEs:
Asset-backed Canadian commercial paper conduit facility	—	—	—	—	—	—
	$276,231	$(19,015)	$16,985	$551	$274,752	$242,575
The Company had no assets or liabilities related to on-balance sheet asset-backed financings included in the Consolidated balance sheet at December 31, 2025. The assets and liabilities related to the on-balance sheet asset-backed financings included in the Consolidated balance sheet at September 30, 2025 were as follows (in thousands):

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
There were no transfers of U.S. retail motorcycle finance receivables to on-balance sheet asset-backed securitization VIEs during the first nine months of 2026. Quarterly transfers of U.S. retail motorcycle finance receivables to on-balance sheet asset-backed securitization VIEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows in 2025 (in millions):

	2025
	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—
Second quarter	584.4	500.0	497.8
Third quarter	—	—	—
	$584.4	$500.0	$497.8
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 6 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2026, the U.S. Conduit Facility had an expiration date of October 30, 2026.
The Company is the primary beneficiary of its U.S. Conduit Facility VIE because it is the variable interest holder with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses and the right to receive benefits which could potentially be significant to the VIE.

Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows (in millions):

	2026		2025
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$179.5	$155.0
Second quarter	—	—	—	—
Third quarter	304.3	260.2	—	—
	$304.3	$260.2	$179.5	$155.0
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 30, 2026, the Canadian Conduit had an expiration date of June 30, 2027.
The Company is not the primary beneficiary of the Canadian bank-sponsored, multi-seller conduit VIE; therefore, the Company does not consolidate the VIE. However, the Company treats the conduit facility as a secured borrowing as it maintains effective control over the assets transferred to the VIE and, therefore, does not meet the requirements for sale accounting.
As the Company participates in and does not consolidate the Canadian bank-sponsored, multi-seller conduit VIE, the maximum exposure to loss associated with this VIE is limited to the value of the Company's finance receivables held within the VIE. There were no finance receivable transfers under the Canadian Conduit Facility during the first nine months of 2026 or 2025. The Company did not have any loss exposure associated with the Canadian Conduit at September 30, 2026 and December 31, 2025, as there were no outstanding balances within the Canadian Conduit as of those dates. The maximum exposure to loss associated with this VIE, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $12.3 million at September 30, 2025.
Off-Balance Sheet Asset-Backed Financing - During the third quarter of 2025, HDFS completed the sale of certain securitization beneficial interests to the two counterparties. As a result, the Company determined that it was no longer the primary beneficiary of the associated VIEs. After also confirming that the transfers of loans that occurred at the inception of each VIE met the criteria for an accounting sale under ASC 860, the VIEs were deconsolidated during the third quarter of 2025. The sales of the securitization beneficial interests have been aggregated for purposes of the disclosures below.
In conjunction with the sale of these beneficial interests, the Company recorded an investment in a 5% interest in all notes (Retained Notes) previously issued by the VIEs that were deconsolidated, in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Regulation RR). The Company is prevented from transferring the Retained Notes due to risk retention rules in Regulation RR. The Company also retained an investment in 5% of the residual cash flows of the deconsolidated VIEs (Residual Interests). The investments in Retained Notes and Residual Interests, which are collectively referred to as retained securitization beneficial interests, are recorded within Other current assets and Other long-term assets on the Consolidated Balance Sheets. The Company had no other assets or liabilities related to its continuing involvement with the off-balance sheet VIEs as of September 30, 2026. Refer to Note 11 of the Notes to Consolidated financial statements for further information about the valuation and classification of these investments.
Cash flows from the Residual Interests, if any, arise from collections on U.S. retail motorcycle loans sold to the securitization trust, less servicing fees, credit losses, and contracted payment obligations owed to securitization trust investors. The investments in Residual Interests and investments in Retained Notes balances are classified as available for sale

(AFS) securities and, accordingly, are held at fair value remeasured through OCI in the Statement of comprehensive income until realized. Unrealized losses are reclassified to Financial services revenue on the Consolidated statements of operations if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of the unrealized loss. Realized gains or losses are recorded in Financial services revenue on the Consolidated statements of operations. The Company evaluates the investments in Residual Interests and investments in Retained Notes for impairment on a quarterly basis. Cash flows from the Residual Interests and Retained Notes are presented within Collection of retained securitization beneficial interests on the Consolidated statement of cash flows. The Company's interest in residual cash flows is subject primarily to the credit risk and prepayment risk inherent in the underlying finance receivables. Retained Notes have a stated principal and interest rate and are senior securities within the VIEs. As the Company participates in and does not consolidate the off-balance sheet VIEs, the maximum exposure to loss associated with these VIEs, which would only be incurred in the unlikely event that all the finance receivables and underlying collateral have no residual value, was $46.6 million, $78.3 million, and $92.3 million at September 30, 2026, December 31, 2025, and September 30, 2025, respectively.
The Company retained servicing rights on the U.S. retail motorcycle loans within the deconsolidated VIEs for which it will receive servicing fees of 1% per annum. The servicing fee paid to the Company is considered adequate compensation for the services provided and therefore no servicing asset or liability has been recorded. Servicing and related fee income is included in Financial services revenue on the Consolidated statements of operations as earned. The Company recorded $3.1 million and $11.2 million from contractually-specified servicing, late, and ancillary fees during the three and nine months ended September 30, 2026, respectively. The Company recorded $3.7 million from contractually-specified servicing, late, and ancillary fees during the three and nine months ended September 30, 2025.
11. Fair Value
The following tables present the fair values of certain of the Company's assets and liabilities within the fair value hierarchy as defined in Note 1.
Recurring Fair Value Measurements – The Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2026
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,731,587	$1,656,800	$74,787	$—
Marketable securities	26,781	26,781	—	—
Derivative financial instruments	40,482	—	40,482	—
Investments in Retained Notes	39,001	—	39,001	—
Investments in Residual Interests	7,563	—	—	7,563
	$1,845,414	$1,683,581	$154,270	$7,563
Liabilities:
Derivative financial instruments	$678	$—	$678	$—
LiveWire warrants	1,108	725	383	—
	$1,786	$725	$1,061	$—

	December 31, 2025
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,693,739	$2,553,850	$139,889	$—
Marketable securities	31,513	31,513	—	—
Derivative financial instruments	108,435	—	108,435	—
Investments in Retained Notes	68,130	—	68,130	—
Investments in Residual Interests	10,156	—	—	10,156
	$2,911,973	$2,585,363	$316,454	$10,156
Liabilities:
Derivative financial instruments	$6,494	$—	$6,494	$—
LiveWire warrants	1,901	1,244	657	—
	$8,395	$1,244	$7,151	$—

	September 30, 2025
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,474,496	$1,244,794	$229,702	$—
Marketable securities	32,493	32,493	—	—
Derivative financial instruments	116,748	—	116,748	—
Investments in Retained Notes	80,204	—	80,204	—
Investments in Residual Interests	12,086	—	—	12,086
	$1,716,027	$1,277,287	$426,654	$12,086
Liabilities:
Derivative financial instruments	$7,447	$—	$7,447	$—
LiveWire warrants	2,204	1,442	762	—
	$9,651	$1,442	$8,209	$—

The following table presents the reconciliation for all Level 3 assets measured at fair value on a recurring basis (in thousands):

Investments in Residual Interests
Fair value at December 31, 2025	$10,156
Investment Proceeds	(2,419)
Realized gain reclassified from Other Comprehensive Loss to earnings	41
Unrealized loss included in Other Comprehensive Loss	(215)
Fair value at September 30, 2026	$7,563

Investments in Residual Interests
Fair value at December 31, 2024	$—
Investment Proceeds	12,348
Realized loss reclassified from Other Comprehensive Loss to earnings	(808)
Unrealized gain included in Other Comprehensive Loss	546
Fair value at September 30, 2025	$12,086
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
The fair values of the Residual Interests were calculated using the following ranges of key assumptions:

	September 30, 2026	December 31, 2025	September 30, 2025
Recovery rate on defaulted receivables	50.00%	50.00%	50.00%
Prepayment speed	1.40%	1.40%	1.40%
Expected cumulative lifetime losses	2.05% - 3.15%	2.01% - 3.21%	1.53% - 2.82%
Weighted-average life (in years)	0.97 - 2.24	0.96 - 2.46	0.77 - 2.53
Residual cash flows discount rate	15.00%	15.00%	15.00%
The weighted averages of the key assumptions utilized in calculating the current and prior period fair values of the Residual Interests were as follows:

	September 30, 2026	December 31, 2025	September 30, 2025
Recovery rate on defaulted receivables	50.00%	50.00%	50.00%
Prepayment speed	1.40%	1.40%	1.40%
Expected cumulative lifetime losses	2.84%	2.47%	2.39%
Weighted-average life (in years)	1.73	1.87	1.90
Residual cash flows discount rate	15.00%	15.00%	15.00%
Additionally, the fair value assumes that the Company, as servicer, does not exercise its option to purchase the underlying receivables at the earliest distribution date on which it is permitted to do so.
The sensitivities of the fair value to immediate adverse changes in the key assumptions for the investment in Residual Interests at September 30, 2026, December 31, 2025, and September 30, 2025 were as follows (dollars in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Fair value of Residual Interests	$7,563	$10,156	$12,086

Prepayment speed
Impact on fair value of a 1.5% absolute prepayment speed adverse change	$(52)	$(94)	$(114)
Impact on fair value of a 1.6% absolute prepayment speed adverse change	$(100)	$(186)	$(216)
Expected cumulative lifetime losses
Impact on fair value of a 25 bps adverse change	$(111)	$(183)	$(221)
Impact on fair value of a 50 bps adverse change	$(222)	$(365)	$(436)
Residual cash flows discount rate
Impact on fair value of a 25 bps adverse change	$(30)	$(44)	$(53)
Impact on fair value of a 50 bps adverse change	$(61)	$(88)	$(105)
The sensitivities of the fair value to immediate adverse changes in the key assumptions for the investment in Retained Notes at September 30, 2026, December 31, 2025, and September 30, 2025 were as follows (dollars in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Fair value of Retained Notes	$39,001	$68,130	$80,204
Weighted-average life (in years)	1.36	1.86	1.98
Discount rate
Impact on fair value of a 50 bps adverse change	$(139)	$(300)	$(401)
Impact on fair value of a 100 bps adverse change	$(281)	$(613)	$(745)
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
The table below summarizes the unrealized positions for Residual Interests and Retained Notes (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Losses	Fair Value
Residual Interests	$7,670	$(107)	$7,563
Retained Notes	39,294	(293)	39,001
Total Beneficial Interests	$46,964	$(400)	$46,564

	December 31, 2025
	Amortized Cost	Unrealized Gains	Fair Value
Residual Interests	$10,109	$47	$10,156
Retained Notes	68,001	129	68,130
Total Beneficial Interests	$78,110	$176	$78,286

	September 30, 2025
	Amortized Cost	Unrealized Gains	Fair Value
Residual Interests	$11,540	$546	$12,086
Retained Notes	80,032	172	80,204
Total Beneficial Interests	$91,572	$718	$92,290
The table below provides information regarding certain cash flows received from and paid to all motorcycle loan off-balance sheet securitized trusts during the nine months ended September 30, 2026 (in thousands):

Servicing, late, and ancillary fees received	$11,199
Collection of retained securitization beneficial interests	$32,115
Nonrecurring Fair Value Measurements – Repossessed inventory was $5.5 million, $4.2 million and $38.0 million as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively. The fair value adjustment to the repossessed inventory was a decrease of $1.9 million and an increase of $2.5 million as of September 30, 2026 and December 31, 2025, respectively. There was not a fair value adjustment as of September 30, 2025 as the associated repossessed inventory was considered held for sale. Fair value is estimated using Level 2 inputs based on the recent market values of repossessed inventory.
Fair Value of Financial Instruments Measured at Cost – The carrying value of the Company's Cash and cash equivalents and Restricted cash approximates their fair values. The fair value and carrying value of the Company’s remaining financial instruments that are measured at cost or amortized cost were as follows (in thousands):

	September 30, 2026		December 31, 2025		September 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Finance receivables held for sale, net	$417,412	$417,696	$268,111	$264,238	$4,090,641	$4,080,885
Finance receivables held for investment, net (a)	$2,194,736	$2,173,206	$1,665,453	$1,653,372	$1,841,091	$1,824,360
Liabilities:
Deposits, net	$543,023	$537,413	$537,136	$536,644	$555,311	$554,468
Debt:
Unsecured commercial paper	$470,420	$470,420	$497,776	$497,776	$684,741	$684,741
Asset-backed U.S. commercial paper conduit facility	$242,575	$242,575	$—	$—	$399,502	$399,502
Asset-backed Canadian commercial paper conduit facility	$—	$—	$—	$—	$49,642	$49,642
Asset-backed securitization debt	$—	$—	$—	$—	$63,107	$62,635
Medium-term notes	$1,313,432	$1,329,066	$2,195,390	$2,171,963	$3,308,179	$3,219,793
Term loans	$—	$—	$—	$—	$448,261	$448,261
Senior notes	$198,090	$297,374	$241,057	$297,278	$241,899	$297,247
(a)Excludes the $26.9 million, $47.6 million, and $59.1 million estimated recovery balances included in the allowance for credit losses as of September 30, 2026, December 31, 2025, and September 30, 2025 respectively.
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
Debt – The carrying value of debt is generally cost, net of unamortized discounts and debt issuance costs. The fair value of unsecured commercial paper is calculated using Level 2 inputs and approximates carrying value due to its short maturity. The fair value of debt provided under the term loan, U.S. Conduit Facility and the Canadian Conduit Facility is calculated using Level 2 inputs and approximates carrying value since the interest rates charged under the facilities are tied directly to market rates and fluctuate as market rates change. The fair values of the medium-term notes and senior notes are estimated based upon rates currently available for debt with similar terms and remaining maturities (Level 2 inputs). The fair value of the fixed-rate debt related to on-balance sheet asset-backed securitization transactions is estimated based on pricing currently available for transactions with similar terms and maturities (Level 2 inputs). The fair value of the floating-rate debt related to on-balance sheet asset-backed securitization transactions is calculated using Level 2 inputs and approximates carrying value since the interest rates charged are tied directly to market rates and fluctuate as market rates change.

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

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance, beginning of period	$82,498	$73,949	$73,125	$71,591
Warranties issued during the period	13,397	12,390	37,917	36,445
Settlements made during the period	(19,365)	(15,972)	(53,079)	(43,382)
Recalls and changes to pre-existing warranty liabilities	1,071	8,526	19,638	14,239
Balance, end of period	$77,601	$78,893	$77,601	$78,893
The liability for recall campaigns, included in the balance above, was $23.8 million, $24.7 million and $26.9 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

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

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Pension and SERPA Benefits:
Service cost	$878	$963	$2,634	$2,889
Interest cost	19,946	20,501	59,838	61,505
Expected return on plan assets	(30,444)	(32,799)	(91,332)	(98,397)
Amortization of unrecognized:
Prior service cost	252	380	756	1,140
Net gain (loss)	1,054	(174)	3,162	(522)
Special retirement benefit cost	—	—	2,952	—
Net periodic benefit income	$(8,314)	$(11,129)	$(21,990)	$(33,385)
Postretirement Healthcare Benefits:
Service cost	$532	$643	$1,596	$1,929
Interest cost	2,243	2,618	6,729	7,854
Expected return on plan assets	(4,736)	(4,675)	(14,208)	(14,025)
Amortization of unrecognized:
Prior service cost	149	149	447	447
Net loss	(1,562)	(1,369)	(4,686)	(4,107)
Net periodic benefit income	$(3,374)	$(2,634)	$(10,122)	$(7,902)
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

15. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss were as follows (in thousands):

	Three months ended September 30, 2026
	Accumulated Other Comprehensive Loss Attributable to Harley-Davidson, Inc.
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interests	Total Accumulated Other Comprehensive Loss
Balance, beginning of period	$(64,984)	$7,240	$(377)	$(216,067)	$(274,188)	$2,646	$(271,542)
Other comprehensive (loss) income, before reclassifications	(2,512)	(7,899)	(31)	—	(10,442)	—	$(10,442)
Income tax benefit	599	1,934	8	—	2,541	—	2,541
	(1,913)	(5,965)	(23)	—	(7,901)	—	(7,901)
Reclassifications:
Net loss on derivative financial instruments	—	4,803	—	—	4,803	—	4,803
Prior service credits(a)	—	—	—	401	401	—	401
Actuarial gains(a)	—	—	—	(508)	(508)	—	(508)
Reclassifications before tax	—	4,803	—	(107)	4,696	—	4,696
Income tax (expense) benefit	—	(1,174)	—	25	(1,149)	—	(1,149)
	—	3,629	—	(82)	3,547	—	3,547
Other comprehensive (loss) income	(1,913)	(2,336)	(23)	(82)	(4,354)	—	(4,354)
Balance, end of period	$(66,897)	$4,904	$(400)	$(216,149)	$(278,542)	$2,646	$(275,896)

	Three months ended September 30, 2025
	Accumulated Other Comprehensive Loss Attributable to Harley-Davidson, Inc.
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interests	Total Accumulated Other Comprehensive Loss
Balance, beginning of period	$(37,441)	$(10,282)	$—	$(250,699)	$(298,422)	$—	$(298,422)
Other comprehensive (loss) income, before reclassifications	(1,137)	(12,579)	718	—	(12,998)	—	(12,998)
Income tax (expense) benefit	(505)	3,016	—	—	2,511	—	2,511
	(1,642)	(9,563)	718	—	(10,487)	—	(10,487)
Reclassifications:
Net loss on derivative financial instruments	—	4,435	—	—	4,435	—	4,435
Prior service credits(a)	—	—	—	529	529	—	529
Actuarial gains(a)	—	—	—	(1,543)	(1,543)	—	(1,543)
Reclassifications before tax	—	4,435	—	(1,014)	3,421	—	3,421
Income tax (expense) benefit	—	(1,035)	—	238	(797)	—	(797)
	—	3,400	—	(776)	2,624	—	2,624
Other comprehensive (loss) income	(1,642)	(6,163)	718	(776)	(7,863)	—	(7,863)
Balance, end of period	$(39,083)	$(16,445)	$718	$(251,475)	$(306,285)	$—	$(306,285)
(a)    Amounts reclassified are included in the computation of net periodic benefit (income) cost, discussed further in Note 13.

	Nine months ended September 30, 2026
	Accumulated Other Comprehensive Loss Attributable to Harley-Davidson, Inc.
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interests	Total Accumulated Other Comprehensive Loss
Balance, beginning of period	$(25,994)	$(15,417)	$176	$(215,902)	$(257,137)	$3,060	$(254,077)
Other comprehensive (loss) income, before reclassifications	(41,502)	(3,383)	(729)	—	(45,614)	(414)	(46,028)
Income tax benefit	599	504	178	—	1,281	—	1,281
	(40,903)	(2,879)	(551)	—	(44,333)	(414)	(44,747)
Reclassifications:
Net losses on derivative financial instruments	—	30,226	—	—	30,226	—	30,226
Net gains on available for sale securities	—	—	(33)	—	(33)	—	(33)
Prior service credits(a)	—	—	—	1,203	1,203	—	1,203
Actuarial gains(a)	—	—	—	(1,524)	(1,524)	—	(1,524)
Reclassifications before tax	—	30,226	(33)	(321)	29,872	—	29,872
Income tax (expense) benefit	—	(7,026)	8	74	(6,944)	—	(6,944)
	—	23,200	(25)	(247)	22,928	—	22,928
Other comprehensive (loss) income	(40,903)	20,321	(576)	(247)	(21,405)	(414)	(21,819)
Balance, end of period	$(66,897)	$4,904	$(400)	$(216,149)	$(278,542)	$2,646	$(275,896)

	Nine months ended September 30, 2025
	Accumulated Other Comprehensive Loss Attributable to Harley-Davidson, Inc.
	Foreign currency translation adjustments	Derivative financial instruments	Available for sale securities	Pension and postretirement benefit plans	Total	Accumulated Other Comprehensive Loss Attributable to Noncontrolling Interests	Total Accumulated Other Comprehensive Loss
Balance, beginning of period	$(91,102)	$7,542	$—	$(249,146)	$(332,706)	$—	$(332,706)
Other comprehensive income, before reclassifications	54,531	123,684	718	—	178,933	—	178,933
Income tax expense	(2,512)	(29,587)	—	—	(32,099)	—	(32,099)
	52,019	94,097	718	—	146,834	—	146,834
Reclassifications:
Net gain on derivative financial instruments	—	(155,044)	—	—	(155,044)	—	(155,044)
Prior service credits(a)	—	—	—	1,587	1,587	—	1,587
Actuarial gains(a)	—	—	—	(4,629)	(4,629)	—	(4,629)
Reclassifications before tax	—	(155,044)	—	(3,042)	(158,086)	—	(158,086)
Income tax benefit	—	36,960	—	713	37,673	—	37,673
	—	(118,084)	—	(2,329)	(120,413)	—	(120,413)
Other comprehensive income (loss)	52,019	(23,987)	718	(2,329)	26,421	—	26,421
Balance, end of period	$(39,083)	$(16,445)	$718	$(251,475)	$(306,285)	$—	$(306,285)
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
Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
HDMC:
Revenue	$964,017	$1,073,959	$3,123,767	$3,199,113
Motorcycles and related products cost of goods sold	693,215	790,849	2,281,852	2,302,054
Gross profit	270,802	283,110	841,915	897,059
Selling, administrative and engineering expense:
People expenses(a)	94,360	92,212	287,028	264,086
Marketing and advertising expenses(b)	31,667	40,610	112,705	121,524
Other segment items(c)	100,477	96,169	306,621	279,742
Operating income	44,298	54,119	135,561	231,707
LiveWire:
Revenue	7,864	5,563	22,094	14,318
Motorcycles and related products cost of goods sold	8,238	7,834	23,051	18,207
Gross (loss) profit	(374)	(2,271)	(957)	(3,889)
Selling, administrative and engineering expense	17,378	15,910	52,393	52,752
Operating loss	(17,752)	(18,181)	(53,350)	(56,641)
HDFS:
Financial services revenue	110,758	261,188	339,745	763,587
Financial services interest expense	32,245	75,883	102,105	258,391
Financial services provision for credit losses	20,324	(301,499)	51,120	(198,427)
Selling and administrative expense	47,431	47,984	131,925	130,994
Operating income	10,758	438,820	54,595	572,629
Operating income	$37,304	$474,758	$136,806	$747,695
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

Additional segment information is set forth below (in thousands):

	(Unaudited)		(Unaudited)
	September 30, 2026	December 31, 2025	September 30, 2025
Assets:
HDMC	$3,709,545	$3,866,701	$3,545,022
LiveWire	103,834	146,518	89,220
HDFS	3,483,529	4,031,596	6,932,142
Consolidated	$7,296,908	$8,044,815	$10,566,384

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation and Amortization:
HDMC	$35,702	$39,472	$116,353	$111,151
LiveWire	2,458	2,354	7,118	8,027
HDFS	617	2,384	2,009	7,161
Consolidated	$38,777	$44,210	$125,480	$126,339

	Nine months ended
	September 30, 2026	September 30, 2025
Capital expenditures:
HDMC	$61,729	$98,894
LiveWire	2,530	2,778
HDFS	163	418
Consolidated	$64,422	$102,090

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

	Three months ended September 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$972,217	$—	$(336)	$971,881
Financial services	—	111,180	(422)	110,758
	972,217	111,180	(758)	1,082,639
Costs and expenses:
Motorcycles and related products cost of goods sold	701,453	—	—	701,453
Financial services interest expense	—	32,245	—	32,245
Financial services provision for credit losses	—	20,324	—	20,324
Selling, administrative and engineering expense	244,265	47,767	(719)	291,313
	945,718	100,336	(719)	1,045,335
Operating income	26,499	10,844	(39)	37,304
Other income, net	12,598	—	—	12,598
Investment income	11,647	—	—	11,647
Interest expense	3,629	—	—	3,629
Income before income taxes	47,115	10,844	(39)	57,920
Income tax provision	11,271	5,706	—	16,977
Net income	35,844	5,138	(39)	40,943
Less: loss attributable to noncontrolling interests	1,819	$—	$—	$1,819
Net income attributable to Harley-Davidson, Inc.	$37,663	$5,138	$(39)	$42,762

	Nine months ended September 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$3,147,655	$—	$(1,794)	$3,145,861
Financial services	—	340,917	(1,172)	339,745
	3,147,655	340,917	(2,966)	3,485,606
Costs and expenses:
Motorcycles and related products cost of goods sold	2,304,903	—	—	2,304,903
Financial services interest expense	—	102,105	—	102,105
Financial services provision for credit losses	—	51,120	—	51,120
Selling, administrative and engineering expense	759,900	133,718	(2,946)	890,672
	3,064,803	286,943	(2,946)	3,348,800
Operating income	82,852	53,974	(20)	136,806
Other income, net	37,124	—	—	37,124
Investment income	132,182	—	(100,000)	32,182
Interest expense	10,820	—	—	10,820
Income before income taxes	241,338	53,974	(100,020)	195,292
Provision for income taxes	34,943	16,302	—	51,245
Net income	206,395	37,672	(100,020)	144,047
Less: loss attributable to noncontrolling interests	3,292	—	—	3,292
Net income attributable to Harley-Davidson, Inc.	$209,687	$37,672	$(100,020)	$147,339

	Three months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and Related Products	$1,095,322	$—	$(15,800)	$1,079,522
Financial Services	—	261,687	(499)	261,188
	1,095,322	261,687	(16,299)	1,340,710
Costs and expenses:
Motorcycles and related products cost of goods sold	798,683	—	—	798,683
Financial Services interest expense	—	75,883	—	75,883
Financial Services provision for credit losses	—	(301,499)	—	(301,499)
Selling, administrative and engineering expense	245,425	63,782	(16,322)	292,885
	1,044,108	(161,834)	(16,322)	865,952
Operating income	51,214	423,521	23	474,758
Other income, net	14,706	—	—	14,706
Investment income	12,267	—	—	12,267
Interest expense	10,182	—	—	10,182
Income before income taxes	68,005	423,521	23	491,549
Provision for income taxes	14,752	101,632	—	116,384
Net income	53,253	321,889	23	375,165
Less: loss attributable to noncontrolling interests	2,201	—	—	2,201
Net income attributable to Harley-Davidson, Inc.	$55,454	$321,889	$23	$377,366

	Nine months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Revenue:
Motorcycles and related products	$3,234,041	$—	$(20,610)	$3,213,431
Financial services	—	766,238	(2,651)	763,587
	3,234,041	766,238	(23,261)	3,977,018
Costs and expenses:
Motorcycles and related products cost of goods sold	2,320,261	—	—	2,320,261
Financial services interest expense	—	258,391	—	258,391
Financial services provision for credit losses	—	(198,427)	—	(198,427)
Selling, administrative and engineering expense	720,733	151,602	(23,237)	849,098
	3,040,994	211,566	(23,237)	3,229,323
Operating income	193,047	554,672	(24)	747,695
Other income, net	45,456	—	—	45,456
Investment income	32,158	—	—	32,158
Interest expense	25,564	—	—	25,564
Income before income taxes	245,097	554,672	(24)	799,745
Provision for income taxes	55,496	132,540	—	188,036
Net income	189,601	422,132	(24)	611,709
Less: loss attributable to noncontrolling interests	6,332	—	—	6,332
Net income attributable to Harley-Davidson, Inc.	$195,933	$422,132	$(24)	$618,041

	Three months ended September 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$35,844	$5,138	$(39)	$40,943
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,783)	870	—	(1,913)
Derivative financial instruments	(311)	(2,025)	—	(2,336)
Unrealized loss on available for sale securities	—	(23)	—	(23)
Pension and postretirement benefit plans	(82)	—	—	(82)
	(3,176)	(1,178)	—	(4,354)
Comprehensive income	32,668	3,960	(39)	36,589
Less: Comprehensive loss attributable to noncontrolling interests	1,819	—	—	1,819
Comprehensive income attributable to Harley-Davidson, Inc.	$34,487	$3,960	$(39)	$38,408

	Nine months ended September 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$206,395	$37,672	$(100,020)	$144,047
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(37,233)	(4,084)	—	(41,317)
Derivative financial instruments	11,299	9,022	—	20,321
Unrealized loss on available for sale securities	—	(576)	—	(576)
Pension and postretirement benefit plans	(247)	—	—	(247)
	(26,181)	4,362	—	(21,819)
Comprehensive income	180,214	42,034	(100,020)	122,228
Less: Comprehensive loss attributable to noncontrolling interests	3,706	—	—	3,706
Comprehensive income attributable to Harley-Davidson, Inc.	$183,920	$42,034	$(100,020)	$125,934

	Three months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$53,253	$321,889	$23	$375,165
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,344	(2,986)	—	(1,642)
Derivative financial instruments	8,180	(14,343)	—	(6,163)
Unrealized gain on available for sale securities	—	718	—	718
Pension and postretirement benefit plans	(776)	—	—	(776)
	8,748	(16,611)	—	(7,863)
Comprehensive income	62,001	305,278	23	367,302
Less: Comprehensive loss attributable to noncontrolling interests	2,201	—	—	2,201
Comprehensive income attributable to Harley-Davidson, Inc.	$64,202	$305,278	$23	$369,503

	Nine months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Net income	$189,601	$422,132	$(24)	$611,709
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47,486	4,533	—	52,019
Derivative financial instruments	(22,104)	(1,883)	—	(23,987)
Unrealized gain on available for sale securities	—	718	—	718
Pension and postretirement benefit plans	(2,329)	—	—	(2,329)
	23,053	3,368	—	26,421
Comprehensive income	212,654	425,500	(24)	638,130
Less: Comprehensive loss attributable to noncontrolling interests	6,332	—	—	6,332
Comprehensive income attributable to Harley-Davidson, Inc.	$218,986	$425,500	$(24)	$644,462

	September 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,409,525	$666,853	$—	$2,076,378
Accounts receivable, net	489,011	246	(212,867)	276,390
Finance receivables held for sale, net	—	417,696	—	417,696
Finance receivables held for investment, net	—	1,057,228	—	1,057,228
Inventories, net	458,745	—	—	458,745
Restricted cash	—	14,610	—	14,610
Other current assets	244,533	65,876	(78,207)	232,202
	2,601,814	2,222,509	(291,074)	4,533,249
Finance receivables held for investment, net	—	1,142,858	—	1,142,858
Property, plant and equipment, net	660,326	2,926	—	663,252
Pension and postretirement assets	580,061	—	—	580,061
Goodwill	64,377	—	—	64,377
Deferred income taxes	50,313	24,005	(956)	73,362
Lease assets	76,203	1,823	—	78,026
Other long-term assets	195,268	89,408	(122,953)	161,723
	$4,228,362	$3,483,529	$(414,983)	$7,296,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388,441	$235,496	$(212,867)	$411,070
Accrued liabilities	483,780	214,441	(77,821)	620,400
Short-term deposits, net	—	255,439	—	255,439
Short-term debt	—	470,420	—	470,420
Current portion of long-term debt, net	—	543,740	—	543,740
	872,221	1,719,536	(290,688)	2,301,069
Long-term deposits, net	—	281,974	—	281,974
Long-term debt, net	297,374	1,027,901	—	1,325,275
Lease liabilities	62,409	1,161	—	63,570
Pension and postretirement liabilities	50,064	—	—	50,064
Deferred income taxes	2,367	4,239	—	6,606
Other long-term liabilities	150,598	67,413	1,577	219,588
Commitments and contingencies (Note 14)
Shareholders’ equity	2,793,329	381,305	(125,872)	3,048,762
	$4,228,362	$3,483,529	$(414,983)	$7,296,908

	December 31, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,314,917	$1,776,827	$—	$3,091,744
Accounts receivable, net	288,183	164	(62,587)	225,760
Finance receivables held for sale, net	—	264,238	—	264,238
Finance receivables held for investment, net	—	981,926	—	981,926
Inventories, net	730,898	—	—	730,898
Other current assets	196,406	142,880	(46,903)	292,383
	2,530,404	3,166,035	(109,490)	5,586,949
Finance receivables held for investment, net	—	719,060	—	719,060
Property, plant and equipment, net	745,451	4,773	—	750,224
Pension and postretirement assets	546,303	—	—	546,303
Goodwill	63,913	—	—	63,913
Deferred income taxes	61,956	12,939	(1,103)	73,792
Lease assets	80,124	2,418	—	82,542
Other long-term assets	217,416	126,371	(121,755)	222,032
	$4,245,567	$4,031,596	$(232,348)	$8,044,815
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366,507	$85,317	$(62,587)	$389,237
Accrued liabilities	477,041	241,577	(46,661)	671,957
Short-term deposits, net	—	280,095	—	280,095
Short-term debt	—	497,776	—	497,776
Current portion of long-term debt, net	—	819,629	—	819,629
	843,548	1,924,394	(109,248)	2,658,694
Long-term deposits, net	—	256,549	—	256,549
Long-term debt, net	297,278	1,352,334	—	1,649,612
Lease liabilities	67,497	1,928	—	69,425
Pension and postretirement liabilities	53,135	—	—	53,135
Deferred income taxes	2,267	3,239	—	5,506
Other long-term liabilities	138,410	55,080	1,554	195,044
Commitments and contingencies (Note 14)
Shareholders’ equity	2,843,432	438,072	(124,654)	3,156,850
	$4,245,567	$4,031,596	$(232,348)	$8,044,815

	September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,185,181	$589,857	$—	$1,775,038
Accounts receivable, net	506,057	142	(201,189)	305,010
Finance receivables held for sale, net	—	4,080,885	—	4,080,885
Finance receivables held for investment, net	—	1,221,348	—	1,221,348
Inventories, net	512,186	—	—	512,186
Restricted cash	—	51,530	—	51,530
Other current assets	188,319	175,544	(66,419)	297,444
	2,391,743	6,119,306	(267,608)	8,243,441
Finance receivables held for investment, net	—	662,201	—	662,201
Property, plant and equipment, net	712,722	6,381	—	719,103
Pension and postretirement assets	481,427	—	—	481,427
Goodwill	63,850	—	—	63,850
Deferred income taxes	88,381	3,464	(1,008)	90,837
Lease assets	64,678	2,612	—	67,290
Other long-term assets	221,289	138,178	(121,232)	238,235
	$4,024,090	$6,932,142	$(389,848)	$10,566,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315,728	$228,248	$(201,189)	$342,787
Accrued liabilities	481,314	213,366	(66,056)	628,624
Short-term deposits, net	—	292,667	—	292,667
Short-term debt	—	684,741	—	684,741
Current portion of long-term debt, net	—	1,329,244	—	1,329,244
	797,042	2,748,266	(267,245)	3,278,063
Long-term deposits, net	—	261,801	—	261,801
Long-term debt, net	745,508	2,402,328	—	3,147,836
Lease liabilities	50,309	2,178	—	52,487
Pension and postretirement liabilities	51,141	—	—	51,141
Deferred income taxes	15,789	1,866	—	17,655
Other long-term liabilities	140,940	53,330	1,752	196,022
Commitments and contingencies (Note 14)
Shareholders’ equity	2,223,361	1,462,373	(124,355)	3,561,379
	$4,024,090	$6,932,142	$(389,848)	$10,566,384

	Nine months ended September 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$206,395	$37,672	$(100,020)	$144,047
Adjustments to reconcile Net income to Net cash provided (used) by operating activities:
Depreciation and amortization	123,471	2,009	—	125,480
Amortization of deferred loan origination costs	—	8,324	—	8,324
Amortization of financing origination fees	96	3,580	—	3,676
Income related to long-term employee benefits	(32,112)	—	—	(32,112)
Employee benefit plan contributions and payments	(5,039)	—	—	(5,039)
Stock compensation expense	24,261	1,198	—	25,459
Net change in wholesale finance receivables related to sales	—	—	603	603
Provision for credit losses	—	51,120	—	51,120
Collections from finance receivables held for sale	—	128,186	—	128,186
Proceeds from sale of finance receivables held for sale	—	1,307,502	—	1,307,502
Originations of finance receivables held for sale	—	(1,727,770)	—	(1,727,770)
Gain on sale of securitization beneficial interests	—	(856)	—	(856)
Deferred income taxes	6,742	(12,365)	(147)	(5,770)
Other, net	30,790	14,167	19	44,976
Changes in current assets and liabilities:
Accounts receivable, net	(205,955)	—	150,280	(55,675)
Finance receivables – accrued interest and other	—	(7,877)	—	(7,877)
Inventories, net	263,392	—	—	263,392
Accounts payable and accrued liabilities	46,668	130,769	(173,790)	3,647
Other current assets	(40,341)	13,657	31,305	4,621
	211,973	(88,356)	8,270	131,887
Net cash provided (used) by operating activities	418,368	(50,684)	(91,750)	275,934

	Nine months ended September 30, 2026
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated

Cash flows from investing activities:
Capital expenditures	(64,259)	(163)	—	(64,422)
Origination of finance receivables held for investment	—	(3,475,268)	2,176,927	(1,298,341)
Collections on finance receivables held for investment	—	3,046,855	(2,185,177)	861,678
Collection of retained securitization beneficial interests	—	32,115	—	32,115
Proceeds from derivative instruments	—	51,574	—	51,574
Other investing activities	(52)	—	—	(52)
Net cash used by investing activities	(64,311)	(344,887)	(8,250)	(417,448)

Cash flows from financing activities:
Repayments of medium-term notes	—	(810,950)	—	(810,950)
Borrowings of asset-backed commercial paper	—	260,250	—	260,250
Repayments of asset-backed commercial paper	—	(17,675)	—	(17,675)
Net decrease in unsecured commercial paper	—	(26,744)	—	(26,744)
Net increase in deposits	—	196	—	196
Dividends paid	(60,382)	(100,000)	100,000	(60,382)
Repurchase of common stock	(191,169)	—	—	(191,169)
Other financing activities	96	—	—	96
Net cash (used) provided by financing activities	(251,455)	(694,923)	100,000	(846,378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,994)	(2,495)	—	(10,489)
Net increase (decrease) in cash, cash equivalents and restricted cash	$94,608	$(1,092,989)	$—	$(998,381)

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,314,917	$1,776,827	$—	$3,091,744
Net increase (decrease) in cash, cash equivalents and restricted cash	94,608	(1,092,989)	—	(998,381)
Cash, cash equivalents and restricted cash, end of period	$1,409,525	$683,838	$—	$2,093,363

	Nine months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$189,601	$422,132	$(24)	$611,709
Adjustments to reconcile Net income to Net cash provided (used) by operating activities:
Depreciation and amortization	119,178	7,161	—	126,339
Amortization of deferred loan origination costs	—	43,871	—	43,871
Amortization of financing origination fees	694	9,079	—	9,773
Income related to long-term employee benefits	(41,287)	—	—	(41,287)
Employee benefit plan contributions and payments	(5,091)	—	—	(5,091)
Stock compensation expense	24,192	1,646	—	25,838
Net change in wholesale finance receivables related to sales	—	—	(183,006)	(183,006)
Provision for credit losses	—	(198,427)	—	(198,427)
Collections from finance receivables held for sale	—	16,916	—	16,916
Originations of finance receivables held for sale	—	(414,009)	—	(414,009)
Gain on sale of securitization beneficial interests	—	(26,958)	—	(26,958)
Deferred income taxes	6,109	86,022	(9)	92,122
Other, net	(9,166)	28,502	24	19,360
Changes in current assets and liabilities:
Accounts receivable, net	(187,078)	—	140,663	(46,415)
Finance receivables – accrued interest and other	—	11,279	—	11,279
Inventories, net	262,287	—	—	262,287
Accounts payable and accrued liabilities	3,969	194,538	(123,468)	75,039
Other current assets	68,175	(19,396)	(11,216)	37,563
	241,982	(259,776)	(177,012)	(194,806)
Net cash provided (used) by operating activities	431,583	162,356	(177,036)	416,903

	Nine months ended September 30, 2025
	Non-Financial Services Entities	Financial Services Entities	Consolidating Adjustments	Consolidated

Cash flows from investing activities:
Capital expenditures	(101,672)	(418)	—	(102,090)
Origination of finance receivables held for investment	—	(4,477,446)	2,190,077	(2,287,369)
Collections on finance receivables held for investment	—	4,472,447	(2,013,041)	2,459,406
Proceeds from sale of securitization beneficial interests, net	—	125,369	—	125,369
Collection of retained securitization beneficial interests	—	9,353	—	9,353
Other investing activities	808	—	—	808
Net cash (used) provided by investing activities	(100,864)	129,305	177,036	205,477

Cash flows from financing activities:
Proceeds from issuance of medium-term notes	—	647,088	—	647,088
Repayments of medium-term notes	—	(700,000)	—	(700,000)
Proceeds from term loan	448,013	—	—	448,013
Repayments of senior unsecured notes	(450,000)	—	—	(450,000)
Proceeds from securitization debt	—	497,790	—	497,790
Repayments of securitization debt	—	(718,034)	—	(718,034)
Borrowings of asset-backed commercial paper	—	155,000	—	155,000
Repayments of asset-backed commercial paper	—	(217,554)	—	(217,554)
Net increase in unsecured commercial paper	—	44,938	—	44,938
Net increase in deposits	—	3,312	—	3,312
Dividends paid	(66,288)	—	—	(66,288)
Repurchase of common stock	(193,209)	—	—	(193,209)
Other financing activities	1,269	—	—	1,269
Net cash used by financing activities	(260,215)	(287,460)	—	(547,675)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,014	1,995	—	11,009
Net increase in cash, cash equivalents and restricted cash	$79,518	$6,196	$—	$85,714

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	$1,105,663	$635,191	$—	$1,740,854
Net increase in cash, cash equivalents and restricted cash	79,518	6,196	—	85,714
Cash, cash equivalents and restricted cash, end of period	$1,185,181	$641,387	$—	$1,826,568
18. Subsequent Events
On October 30, 2026, the Company renewed and amended the U.S. Conduit Facility. This amendment extended the commitment term to October 29, 2027 and amended certain terms within the agreement, primarily reducing the facility's capacity from $1.5 billion to $1.0 billion.

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
(1) Note Regarding Forward-Looking Statements
The Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such by reference to this footnote or because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” “plans,” "projects," “may,” “will,” “estimates,” “targets,” “intends,” "forecasts," "is on track," "remains confident," "seeks," "sees," "should," "feels," "commits," "assumes," "envisions," or words of similar meaning. Similarly, statements that describe or refer to future expectations, future plans, strategies, objectives, outlooks, targets, guidance, commitments or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially, unfavorably or favorably, from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements or elsewhere in this report, including under the caption "Cautionary Statements" in this Item 2, as well as in Item 1A. Risk Factors, as well as in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in the "Key Factors Impacting the Company" and the “Guidance” sections in this Item 2 are only made as of October 29, 2026 and the remaining forward-looking statements in this report are made as of the date of the filing of this report (November 4, 2026), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview(1)
Net income attributable to Harley-Davidson, Inc. was $42.8 million, or $0.40 per diluted share, in the third quarter of 2026 compared to $377.4 million, or $3.10 per diluted share, in the third quarter of 2025.
In the third quarter of 2026, HDMC segment operating income was $44.3 million, a decrease of $9.8 million from the third quarter of 2025. The decrease in operating income from the HDMC segment for the third quarter of 2026 was driven primarily by lower motorcycle shipments, less beneficial product mix and pricing, and restructuring charges, partially offset by lower manufacturing costs, lower operating expenses and favorable currency impacts. Operating loss from the LiveWire segment in the third quarter of 2026 was $17.8 million compared to an operating loss of $18.2 million in the prior year quarter due primarily to higher electric motorcycle and balance bike shipments, partially offset by higher operating expenses. Operating income from the HDFS segment in the third quarter of 2026 was $10.8 million, down $428.1 million compared to the prior year quarter. The decline was primarily due to the impacts of the sale of the majority of HDFS's retail finance receivables in the prior year quarter to two counterparties, which resulted in a benefit realized in the provision for credit losses and a gain on the sale of securitization beneficial interests. The benefit realized in the provision for credit losses was driven by the release of the allowance for credit losses for retail finance receivables that were previously being held for investment and were reclassified as held for sale in advance of their sale in the fourth quarter of 2025. The decrease was also driven by lower interest income resulting from a smaller finance receivables portfolio, partially offset by lower interest expense and increased income from servicing fees. The settlement of debt previously used to fund the retail finance receivables that HDFS sold using proceeds from the sales of the debt reduced interest expense in 2026. Additionally, as a result of the sale of HDFS's retail finance receivables in the prior year quarter and ongoing sales of HDFS' retail finance receivables to the same two counterparties, HDFS earned fees for servicing the retail finance receivables it sold providing a benefit to other income in 2026.
Worldwide retail sales of new Harley-Davidson motorcycles in the third quarter of 2026 increased 5.4% compared to the third quarter of 2025. Retail sales were up 9.1% in North America and 0.7% in Asia Pacific, partially offset by a 5.3% decline in Europe. Refer to the Harley-Davidson Motorcycles Retail Sales and Registration Data section for further discussion of retail sales results.

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
U.S. and Foreign Tariffs – During 2025 and continuing into 2026, the U.S. implemented new or increased tariffs on goods from various foreign countries, either generally or with respect to certain products or markets. In certain circumstances, the U.S. and certain foreign countries continued to discuss trade policy which could impact the ongoing cost of tariffs for the Company. During the nine months ended September 30, 2026, the total gross cost of new or increased tariffs implemented in 2025 and 2026 that the Company incurred was approximately $94 million, an increase from $45 million in the nine months ended September 30, 2025. The total gross cost of new or increased tariffs includes import and export tariffs implemented in 2025 and 2026 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases and excludes tariff recoveries, the benefit of any mitigation actions, changes in demand and operational costs primarily to accelerate shipments ahead of actual or expected new or increased tariffs. Excluding the impact of the €35 million refund discussed below which related to tariffs incurred prior to 2022, the Company recognized $34 million of tariff recoveries during the nine months ended September 30, 2026, resulting in a total net cost of new or increased tariffs implemented in 2025 and 2026 of $60 million. There were no tariff recoveries during the nine months ended September 30, 2025.
Certain tariffs have been challenged in U.S. courts, which could impact the continued application of the new or increased tariffs. Depending on the outcome of court challenges and any related actions by the administration or Congress, trade negotiations and other factors, the U.S. and foreign countries may sustain, amend, suspend or withdraw existing tariffs or implement new tariffs. If existing tariffs are sustained or new tariffs are implemented, it will likely increase the Company’s cost of raw materials, components, finished motorcycles, parts and accessories and apparel and affect its ability to sell products domestically and internationally at or near current prices. The Company's U.S.-centric manufacturing footprint and sourcing limit its exposure to tariffs; however, based on the portions of the Company's business that are exposed directly or indirectly to tariffs and the magnitude of potential incremental tariffs, the impact to the Company could be material. The Company estimated the gross cost of new or increased import and export tariffs implemented in 2025 and 2026 paid directly by the Company and indirect costs paid to suppliers for tariff-related price increases, which excludes tariff recoveries, the benefit of any mitigation actions, changes in demand and operational costs primarily to accelerate shipments ahead of actual or expected new or increased tariffs. The Company's estimate of the gross cost of these tariffs for the full year 2026(1) as of October 23, 2026 ranged from $105 million to $120 million, which increased from the Company's previously estimated range of $75 million to $90 million. The Company's estimate of the total net cost of these tariffs, after reducing for tariff recoveries, for the full year 2026(1) as of October 23, 2026 ranged from $65 million to $80 million. Based on the existing tariff environment, the Company does not expect gross tariff costs to increase in 2027 from 2026 nor does the Company expect any tariff recoveries in 2027(1).

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
Outlook(1)

On October 29, 2026, the Company revised its 2026 expectations for HDMC and HDFS, its tariff expectations (described above), and the Company's planned capital investments. As LiveWire Group Inc. withdrew its guidance for 2026, the Company in turn withdrew the guidance it had provided regarding LiveWire. The Back to the Bricks strategic plan, which included financial targets for 2027 through 2029, is described above.
Based on the results of the first nine months of 2026, the Company now expects both 2026 wholesale shipments and worldwide dealer retail sales of Harley-Davidson motorcycles of 135,500 to 139,000, which is an increase from the Company's most recent expectation of 133,500 to 138,500 units. The Company continues to believe global dealer retail inventory levels support the alignment of expected wholesale shipments with expected worldwide dealer retail sales of Harley-Davidson motorcycles. The Company expects shipments to be higher in the fourth quarter of 2026 as compared to the same quarter in 2025. The Company expects wholesale shipments in the fourth quarter will slightly exceed fourth quarter retail sales of Harley-Davidson motorcycles, resulting in worldwide retail inventory of new motorcycles at December 31, 2026 to be largely flat to slightly up compared to December 31, 2025.
The Company now expects 2026 HDMC operating income to be $25 million to $55 million on higher wholesale shipments. The Company most recently expected HDMC operating income to be $10 million to $50 million.
The Company's updated expectation for HDFS 2026 operating income is $60 million to $70 million, an increase from the Company's previous expectation of $55 million to $70 million. HDFS's 2026 operating income expectation of $60 million to $70 million compares to $490.4 million and $248.4 million in 2025 and 2024, respectively. The expected reduction in 2026 is related to HDFS's sale of the majority of its existing retail finance receivables to the two counterparties in 2025, which benefited 2025 HDFS operating income and reduced HDFS's retail finance receivables balance and, as a result, is expected to reduce interest income on a lower retail finance receivables balance. The Company expects HDFS to continue to increase its retail finance receivable base over the coming years as it continues to originate retail finance receivables that it plans to hold for investment. The Company expects the anticipated increase in the retail finance receivable base will contribute to higher levels of HDFS operating income. As a result, the Company is targeting HDFS operating income of $125 million to $150 million in 2029.
The Company updated its expectation for capital investments in 2026 to be between $140 and $165 million. The Company previously expected capital investments in 2026 of between $175 and $200 million.

Results of Operations for the Three Months Ended September 30, 2026
Compared to the Three Months Ended September 30, 2025
Consolidated Results

	Three months ended
(in thousands, except earnings per share)	September 30, 2026	September 30, 2025	Increase (Decrease)	% Change
Operating income - HDMC	$44,298	$54,119	$(9,821)	(18.1)%
Operating loss - LiveWire	(17,752)	(18,181)	429	(2.4)
Operating income - HDFS	10,758	438,820	(428,062)	(97.5)
Operating income	37,304	474,758	(437,454)	(92.1)%
Other income, net	12,598	14,706	(2,108)	(14.3)
Investment income	11,647	12,267	(620)	(5.1)
Interest expense	3,629	10,182	(6,553)	(64.4)
Income before income taxes	57,920	491,549	(433,629)	(88.2)%
Income tax provision	16,977	116,384	(99,407)	(85.4)
Net income	40,943	375,165	(334,222)	(89.1)%
Less: Loss attributable to noncontrolling interests	1,819	2,201	(382)	(17.4)
Net income attributable to Harley-Davidson, Inc.	$42,762	$377,366	$(334,604)	(88.7)%
Diluted earnings per share	$0.40	$3.10	$(2.70)	(87.1)
The Company reported operating income of $37.3 million in the third quarter of 2026 compared to $474.8 million in the same period last year. The HDMC segment reported operating income of $44.3 million in the third quarter of 2026, a decrease of $9.8 million compared to the third quarter of 2025. Operating loss from the LiveWire segment decreased $0.4 million compared to the third quarter of 2025. Operating income from the HDFS segment decreased $428.1 million compared to the third quarter of 2025. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment sections for a more detailed discussion of the factors affecting operating results.
Other income, net in the third quarter of 2026 was lower than in the third quarter of 2025 due to lower non-operating income related to the Company's defined benefit plans.
Interest expense in the third quarter of 2026 was lower than in the third quarter of 2025 as the Company paid the outstanding principal and interest related to its $450.0 million of debt in the second half of 2025.
The Company's effective income tax rate for the third quarter of 2026 was 29.3% compared to 23.7% for the third quarter of 2025. The increase in the effective income tax rate was attributable to discrete items recorded in the third quarter of 2026 as well as changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.
Diluted earnings per share was $0.40 in the third quarter of 2026, down 87.1% from the same period last year. Diluted weighted average shares outstanding decreased from 121.7 million in the third quarter of 2025 to 106.6 million in the third quarter of 2026, driven by the Company's discretionary repurchases of common stock. Refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	% Change
United States	23,812	21,779	2,033	9.3%
Canada	1,791	1,683	108	6.4
North America	25,603	23,462	2,141	9.1
Europe/Middle East/Africa (EMEA)	4,764	5,033	(269)	(5.3)
Asia Pacific	4,702	4,667	35	0.7
Latin America	764	822	(58)	(7.1)
	35,833	33,984	1,849	5.4%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.

During the third quarter of 2026, retail sales in North America were up 9.1% driven by a 9.3% increase in the United States and a 6.4% increase in Canada. Outside of North America, retail sales were down during the third quarter of 2026, driven by a 5.3% decrease in Europe and a 7.1% decrease in Latin America, partially offset by a 0.7% increase in Asia Pacific.
U.S. retail sales growth was primarily driven by higher retail sales of the Company's Cruiser models as the Company recently introduced its new Super Glide® and Deadwood™ motorcycles. U.S retail sales growth also continued to benefit from the Company's Sport motorcycles and the Company's refreshed Trike motorcycle, partially offset by lower retail sales of the Company's other Grand American Touring motorcycles. The decline in international markets was primarily driven by lower retail sales in EMEA primarily driven by lower retail sales of the Company's Cruiser models, which were refreshed in 2025, as well as a subdued economic environment in Europe, particularly in Germany and France.
Worldwide retail inventory of new motorcycles was approximately 38,000 units at the end of the third quarter of 2026, which was down approximately 26% from the end of the third quarter of 2025 as increased retail sales contributed to reduced dealer inventory levels.

HDMC Segment
Harley-Davidson Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Three months ended
	September 30, 2026		September 30, 2025		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	23,013	68.5%	25,662	70.3%	(2,649)	(10.3)%

Worldwide motorcycle shipments:
Grand American Touring(a)	17,970	53.4%	22,035	60.4%	(4,065)	(18.4)%
Cruiser	11,382	33.9%	10,551	28.9%	831	7.9
Sport and Lightweight	3,219	9.6%	2,628	7.1%	591	22.5
Adventure Touring	1,045	3.1%	1,310	3.6%	(265)	(20.2)
	33,616	100.0%	36,524	100.0%	(2,908)	(8.0)%
(a)Includes Trike
The Company shipped 33,616 motorcycles worldwide during the third quarter of 2026, which was 8.0% lower than the third quarter of 2025. The decrease was primarily driven by motorcycle shipments in the U.S. As dealers continued to adjust retail inventory levels, motorcycle retail sales outpaced motorcycle unit shipments resulting in lower retail inventory levels.
In the third quarter of 2026, the Company shipped a greater proportion of Cruiser and Sport and Lightweight motorcycles and a lower proportion of Grand American Touring and Adventure Touring motorcycles as compared to the third quarter of 2025 based on dealer demand and motorcycle availability.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	% Change
Revenue:
Motorcycles	$733,571	$821,864	$(88,293)	(10.7)%
Parts and accessories	152,941	167,252	(14,311)	(8.6)
Apparel	55,201	56,052	(851)	(1.5)
Licensing	4,605	5,547	(942)	(17.0)
Other	17,699	23,244	(5,545)	(23.9)
	964,017	1,073,959	(109,942)	(10.2)
Cost of goods sold	693,215	790,849	(97,634)	(12.3)
Gross profit	270,802	283,110	(12,308)	(4.3)
Operating expenses	226,504	228,991	(2,487)	(1.1)
Operating income	$44,298	$54,119	$(9,821)	(18.1)%
Operating margin	4.6%	5.0%	(0.4)	pts.

Adjusted EBITDA(a)	$93,869	$93,591	$278	0.3
Adjusted EBITDA Margin %(a)	9.7%	8.7%	1.0	pts.
(a)Refer to the Non-GAAP Financial Measures section of this MD&A for additional information on Adjusted EBITDA, Adjusted EBITDA Margin %, and Non-GAAP measures.

The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2025 to the third quarter of 2026 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Three months ended September 30, 2025	$1,074.0	$790.9	$283.1
Volume	(86.7)	(62.7)	(24.0)
Price and sales incentives	(11.9)	—	(11.9)
Foreign currency exchange rates and hedging	(0.4)	(9.1)	8.7
Shipment mix	(11.0)	11.1	(22.1)
Raw material prices	—	6.7	(6.7)
Manufacturing and other costs	—	(43.7)	43.7
	(110.0)	(97.7)	(12.3)
Three months ended September 30, 2026	$964.0	$693.2	$270.8
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the third quarter of 2025 to the third quarter of 2026 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue was negatively impacted by increased motorcycle incentives and parts and accessories incentives that were selectively introduced in the third quarter of 2026.
•Changes in the shipment mix had an unfavorable impact on revenue and gross profit, primarily driven by higher shipments of Cruiser and Sport and Lightweight models, which are priced lower than Grand American Touring motorcycles, as well as a less beneficial mix within model families to lower margin motorcycle models.
•Gross profit was favorably impacted by foreign currency hedging activities and balance sheet remeasurements.
•Raw material costs were higher compared to the prior year.
•Manufacturing and other costs were positively impacted by supplier and tariff recoveries as well as improved manufacturing efficiency, partially offset by higher supply-chain costs.
Operating expenses were lower in the third quarter of 2026 compared to the same period last year primarily related to costs incurred in the prior year related to marketing efforts that did not recur and lower recall and warranty expense, partially offset by restructuring charges.
LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Three months ended
	September 30, 2026	September 30, 2025	(Decrease) Increase	% Change
Revenue	$7,864	$5,563	$2,301	41.4%
Cost of goods sold	8,238	7,834	404	5.2
Gross profit	(374)	(2,271)	1,897	(83.5)
Selling, administrative and engineering expense	17,378	15,910	1,468	9.2
Operating loss	$(17,752)	$(18,181)	$429	(2.4)%

Adjusted EBITDA(a)	$(14,969)	$(15,827)	$858	(5.4)

LiveWire motorcycle unit shipments	241	184	57	31.0%
(a)Refer to the Non-GAAP Financial Measures section of this MD&A for additional information on Adjusted EBITDA and Non-GAAP measures.
During the third quarter of 2026, revenue increased by $2.3 million, or 41.4%, compared to the third quarter of 2025. The increase was primarily due to higher electric motorcycle and electric balance bike unit volumes sold during the quarter as compared to the same period last year. Cost of sales increased by $0.4 million, or 5.2%, during the third quarter of 2026 compared to the third quarter of 2025 due to higher electric motorcycle and electric balance bike unit volumes, partially offset by product mix.
During the third quarter of 2026, selling, administrative and engineering expense increased $1.5 million, or 9.2%, compared to the third quarter of 2025 primarily due to increased product development spend partially offset by cost containment initiatives.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	% Change
Revenue:
Interest income	$66,558	$198,239	$(131,681)	(66.4)%
Other income	44,200	62,949	(18,749)	(29.8)
	110,758	261,188	(150,430)	(57.6)
Expenses:
Interest expense	32,245	75,883	(43,638)	(57.5)
Provision for credit losses	20,324	(301,499)	321,823	(106.7)
Operating expense	47,431	47,984	(553)	(1.2)
	100,000	(177,632)	277,632	(156.3)
Operating income	$10,758	$438,820	$(428,062)	(97.5)%
Interest income was lower for the third quarter of 2026 compared to the same period last year, primarily due to lower average retail finance receivables at a lower average yield. The decrease in average retail receivables was due to the sale of a significant portion of the retail finance receivables in the second half of 2025.
Other income decreased $18.8 million primarily due to a gain on the sale of securitization beneficial interests in the third quarter of 2025 that did not recur. This unfavorable change was partially offset by servicing fees earned on finance receivables sold to the two counterparties and higher net premiums earned by Eaglemark Insurance Company Ltd. (EICL), the Company's insurance captive.
Interest expense decreased $43.6 million due to lower average borrowings at a lower average interest rate. Average borrowings decreased due to the paydown of debt previously used to fund the retail finance receivables that HDFS sold in the second half of 2025 and first quarter of 2026, primarily using proceeds from the sale of retail finance receivables in the second half of 2025.

The provision for credit losses increased $321.8 million compared to the third quarter of 2025, primarily because the prior-year quarter included a release of the allowance for credit losses related to retail finance receivables reclassified as held for sale in advance of their sale in the fourth quarter of 2025. The increase also reflected higher reserves driven primarily by growth in the retail finance portfolio since the initial sale of retail finance receivables to the two counterparties in the second half of 2025.

The allowance for credit losses considers current economic conditions and the Company's outlook on future conditions. At the end of the third quarter of 2026, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available. Refer to the Results of Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months ended September 30, 2025 for a discussion of 2026 annualized credit losses.

Changes in the allowance for credit losses on finance receivables were as follows (in thousands):

	Three months ended
	September 30, 2026	September 30, 2025
Balance, beginning of period	$38,160	$399,293
Provision for credit losses	20,324	(301,499)
Charge-offs, net of recoveries	(4,596)	(35,148)
Sale of Residual Interest in Securitizations	—	(75,547)
Balance, end of period	$53,888	$(12,901)
Operating expenses decreased $0.6 million compared to the third quarter of 2025 due in part to lower depreciation and amortization expenses, dealer incentives, and repossession costs, partially offset by higher insurance claim costs incurred by EICL and higher donation expense.

Results of Operations for the Nine Months Ended September 30, 2026
Compared to the Nine Months Ended September 30, 2025
Consolidated Results

	Nine months ended
(in thousands, except earnings per share)	September 30, 2026	September 30, 2025	(Decrease) Increase	% Change
Operating income - HDMC	$135,561	$231,707	$(96,146)	(41.5)%
Operating loss - LiveWire	(53,350)	(56,641)	3,291	(5.8)
Operating income - HDFS	54,595	572,629	(518,034)	(90.5)
Operating income	136,806	747,695	(610,889)	(81.7)
Other income, net	37,124	45,456	(8,332)	(18.3)
Investment income	32,182	32,158	24	0.1
Interest expense	10,820	25,564	(14,744)	(57.7)
Income before income taxes	195,292	799,745	(604,453)	(75.6)
Provision for income taxes	51,245	188,036	(136,791)	(72.7)
Net income	$144,047	$611,709	$(467,662)	(76.5)%
Less: Loss attributable to noncontrolling interests	3,292	6,332	(3,040)	(48.0)%
Net income attributable to Harley-Davidson, Inc.	147,339	618,041	(470,702)	(76.2)%
Diluted earnings per share	$1.38	$5.03	$(3.65)	(72.6)%
The Company reported operating income of $136.8 million in the first nine months of 2026 compared to $747.7 million in the same period last year. HDMC segment operating income was $135.6 million in the first nine months of 2026, down $96.1 million compared to the same period last year. Operating loss from the LiveWire segment decreased $3.3 million compared to the first nine months of 2025. Operating income from the HDFS segment decreased $518.0 million compared to the first nine months of 2025. Refer to the HDMC Segment, LiveWire Segment and HDFS Segment discussions for a more detailed analysis of the factors affecting operating income.
Other income, net in the first nine months of 2026 was lower than the same period last year due to lower non-operating income related to the Company's defined benefit plans.
The Company's effective income tax rate for the first nine months of 2026 was 26.2% compared to 23.5% for the same period in 2025. The increase in the effective income tax rate was attributable to discrete items recorded in the first nine months of 2026 and changes in the mix of earnings between the domestic and foreign jurisdictions that are taxed at rates that differ from the U.S. statutory rate.
Diluted earnings per share was $1.38 in the first nine months of 2026, down from diluted earnings per share of $5.03 for the same period last year. Diluted weighted average shares outstanding decreased from 122.9 million in the first nine months of 2025 to 107.1 million in the first nine months of 2026, driven by the Company's discretionary repurchases of common stock. Please refer to Liquidity and Capital Resources for additional information concerning the Company's share repurchase activity.

Harley-Davidson Motorcycles Retail Sales and Registration Data
Harley-Davidson Motorcycle Retail Sales(a)
Retail unit sales of new Harley-Davidson motorcycles were as follows:

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	% Change
United States	73,631	67,690	5,941	8.8%
Canada	5,526	5,595	(69)	(1.2)
North America	79,157	73,285	5,872	8.0
Europe/Middle East/Africa (EMEA)	16,757	17,829	(1,072)	(6.0)
Asia Pacific	13,659	13,996	(337)	(2.4)
Latin America	2,234	2,138	96	4.5
	111,807	107,248	4,559	4.3%
(a)Data source for retail sales figures shown above is new sales warranty and registration information provided by dealers and compiled by the Company. The Company must rely on information that its dealers supply concerning new retail sales, and the Company does not regularly verify the information that its dealers supply. This information is subject to revision.
Worldwide retail sales of new Harley-Davidson motorcycles were up 4.3% during the first nine months of 2026 compared to the same period last year primarily due to an increase in North America, driven by the U.S., partially offset by decreases in Europe and Asia Pacific. Retail sales in the U.S. increased across all four of the Company's motorcycle families: the Company's Grand American Touring motorcycles, including the Company's refreshed Trike motorcycles, Cruiser motorcycles, Sport and Lightweight motorcycles and Adventure Touring motorcycles. The decline in international markets was primarily driven by lower retail sales of the Company's Cruiser models, which were refreshed in 2025, as well as a subdued economic environment in Europe.
Motorcycle Registration Data and Market Share – 601+cc(a)(d)
The Company's U.S. market share of new 601+cc motorcycles increased during the first nine months of 2026 compared to the first nine months of 2025. The Company's European market share of new 601+cc motorcycles for first nine months of 2026 was up compared to the first nine months of 2025. Industry retail registration data for new motorcycles and the Company's market share were as follows:

	Nine months ended
	September 30, 2026	September 30, 2025	(Decrease) Increase	% Change
Industry new motorcycle registrations:
United States(b)	208,432	198,482	9,950	5.0%
Europe(c)	387,275	366,474	20,801	5.7%

Harley-Davidson market share data:
United States(b)	35.0%	33.8%	1.2	pts.
Europe(c)	3.6%	3.4%	0.2	pts.
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
HDMC Segment
Motorcycle Unit Shipments
Motorcycle unit shipments were as follows:

	Nine months ended
	September 30, 2026		September 30, 2025		Unit	Unit
	Units	Mix %	Units	Mix %	Increase (Decrease)	% Change
U.S. motorcycle shipments	72,219	65.6%	72,263	65.1%	(44)	(0.1)%

Worldwide motorcycle shipments:
Grand American Touring(a)	59,131	53.7%	63,793	57.5%	(4,662)	(7.3)%
Cruiser	35,591	32.3%	35,521	32.0%	70	0.2
Sport and Lightweight	11,567	10.5%	7,924	7.1%	3,643	46.0
Adventure Touring	3,831	3.5%	3,724	3.4%	107	2.9
	110,120	100.0%	110,962	100.0%	(842)	(0.8)%
(a)Includes Trike
The Company shipped 110,120 motorcycles worldwide during the first nine months of 2026, which was 0.8% lower than the same period in 2025. The decrease was primarily driven by international motorcycle shipments, particularly EMEA reflecting a subdued economic environment in Europe. Motorcycle shipments in the U.S. during the first nine months of 2026 were relatively flat when compared with the first nine months of 2025. As dealers continued to adjust retail inventory levels, motorcycle retail sales outpaced motorcycle unit shipments resulting in lower retail inventory levels.
In the first nine months of 2026, the Company shipped a greater proportion of its Sport and Lightweight models and a lower proportion of Grand America Touring models based on dealer demand and motorcycle availability.
Segment Results
Condensed statements of operations for the HDMC segment were as follows (dollars in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	% Change
Revenue:
Motorcycles	$2,417,921	$2,463,793	$(45,872)	(1.9)%
Parts and accessories	472,134	497,558	(25,424)	(5.1)
Apparel	168,582	168,614	(32)	—
Licensing	16,950	14,549	2,401	16.5
Other	48,180	54,599	(6,419)	(11.8)
	3,123,767	3,199,113	(75,346)	(2.4)
Cost of goods sold	2,281,852	2,302,054	(20,202)	(0.9)
Gross profit	841,915	897,059	(55,144)	(6.1)
Operating expenses	706,354	665,352	41,002	6.2%
Operating income	$135,561	$231,707	$(96,146)	(41.5)%
Operating margin	4.3%	7.2%	(2.9)	pts.

Adjusted EBITDA(a)	$282,986	$342,858	$(59,872)	(17.5)
Adjusted EBITDA Margin %(a)	9.1%	10.7%	(1.6)	pts.

(a)Refer to the Non-GAAP Financial Measures section of this MD&A for additional information on Adjusted EBITDA, Adjusted EBITDA Margin %, and Non-GAAP measures.
The estimated impacts of significant factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2025 to the first nine months of 2026 were as follows (in millions):

	Net Revenue	Cost of Goods Sold	Gross Profit
Nine months ended September 30, 2025	$3,199.1	$2,302.0	$897.1
Volume	(49.5)	(32.4)	(17.1)
Price and sales incentives	(43.7)	—	(43.7)
Foreign currency exchange rates and hedging	31.4	10.3	21.1
Shipment mix	(13.5)	55.9	(69.4)
Raw material prices	—	9.3	(9.3)
Manufacturing and other costs	—	(63.2)	63.2
	(75.3)	(20.1)	(55.2)
Nine months ended September 30, 2026	$3,123.8	$2,281.9	$841.9
Factors affecting the comparability of net revenue, cost of goods sold and gross profit from the first nine months of 2025 to the first nine months of 2026 were as follows:
•The decrease in volume was primarily due to lower motorcycle shipments.
•Revenue and gross profit were negatively impacted by increased motorcycle and parts and accessories incentives that were selectively introduced during the first nine months of 2026 as compared to the same period of the prior year.
•Revenue and gross profit were favorably impacted by stronger average foreign currency exchange rates relative to the U.S. dollar compared to the same period last year with gross profit favorability partially offset by unfavorable impacts from foreign currency hedging activities and balance sheet remeasurements.
•Changes in the shipment mix had an unfavorable impact on revenue and gross profit, primarily driven by a higher proportion of shipments of the Company's Sport and Lightweight motorcycles, which are lower priced as compared to the Company's Grand American Touring motorcycles, as well as a less beneficial mix within model families to lower margin motorcycle models.
•Raw material costs were higher than in the prior year.
•Manufacturing and other costs were positively impacted by supplier and tariff recoveries as well as lower logistics costs, partially offset by higher supply chain costs.
Operating expenses were higher in the first nine months of 2026 compared to the same period last year primarily due to restructuring charges and product warranty and recall costs, partially offset by costs incurred in the prior year related to increased professional services and increased marketing efforts that did not recur.

LiveWire Segment
Segment Results
Condensed statements of operations for the LiveWire segment were as follows (in thousands, except unit shipments):

	Nine months ended
	September 30, 2026	September 30, 2025	(Decrease) Increase	% Change
Revenue	$22,094	$14,318	$7,776	54.3%
Cost of goods sold	23,051	18,207	4,844	26.6
Gross profit	(957)	(3,889)	2,932	(75.4)
Selling, administrative and engineering expense	52,393	52,752	(359)	(0.7)
Operating loss	$(53,350)	$(56,641)	$3,291	(5.8)%

Adjusted EBITDA(a)	$(45,176)	$(48,614)	$3,438	(7.1)

LiveWire motorcycle unit shipments	599	272	327	120.2
(a)Refer to the Non-GAAP Financial Measures section of this MD&A for additional information on Adjusted EBITDA and Non-GAAP measures.
During the first nine months of 2026, revenue increased by $7.8 million, or 54.3%, compared to the first nine months of 2025. The increase was primarily due to higher electric motorcycle and electric balance bike volumes sold as compared to the same period last year. Cost of sales increased by $4.8 million, or 26.6%, during the first nine months of 2026 compared to the first nine months of 2025 due primarily to higher electric motorcycle and electric balance bike volumes.
During the first nine months of 2026, selling, administrative and engineering expense decreased $0.4 million, or 0.7%, compared to the first nine months of 2025 largely as a result of cost reduction initiatives partially offset by increase product development costs.

HDFS Segment
Segment Results
Condensed statements of operations for the HDFS segment were as follows (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	% Change
Revenue:
Interest income	$177,143	$622,696	$(445,553)	(71.6)%
Other income	162,602	140,891	21,711	15.4
	339,745	763,587	(423,842)	(55.5)
Expenses:
Interest expense	102,105	258,391	(156,286)	(60.5)
Provision for credit losses	51,120	(198,427)	249,547	(125.8)
Operating expense	131,925	130,994	931	0.7
	285,150	190,958	94,192	49.3
Operating income	$54,595	$572,629	$(518,034)	(90.5)%
Interest income was lower for the first nine months of 2026, primarily due to lower average outstanding retail finance receivables at a lower average yield. The decrease in average retail receivables was due to the sale of a significant portion of the retail finance receivables in 2025.

Other income increased $21.7 million primarily due to servicing fees on finance receivables sold to the two counterparties and higher net premiums earned by EICL. These favorable impacts were partially offset by an unfavorable impact resulting from the gain on the sale of securitization beneficial interests in the third quarter of 2025 that did not recur in 2026.
Interest expense decreased $156.3 million due to lower average borrowings at a lower average interest rate. Average borrowings decreased due to the paydown of debt in the second half of 2025 and first quarter of 2026, primarily using proceeds from the sale of retail finance receivables in the second half of 2025.
The provision for credit losses was $249.5 million higher in the first nine months of 2026 as compared to the prior year primarily because the prior year period included a release of the allowance for credit losses on retail finance receivables reclassified as held for sale in advance of their sale in the fourth quarter of 2025. The increase also reflected higher reserves driven primarily by growth in the retail finance portfolio since the initial sale of retail finance receivables to the two counterparties in the second half of 2025.
The allowance for credit losses considers current economic conditions and the Company's outlook on future conditions. At the end of the third quarter of 2026, the Company's outlook on economic conditions and its probability weighting of its economic forecast scenarios was weighted toward more pessimistic scenarios given continued challenging macro-economic conditions, including a persistently high interest rate environment, ongoing elevated inflation levels, and muted consumer confidence. The Company's expectations surrounding its economic forecasts may change in future periods as additional information becomes available.
On a managed basis, which considers all loans serviced by the Company, the 30-day delinquency rate for retail motorcycle loans increased to 5.05% at September 30, 2026 from 4.78% at September 30, 2025, reflecting changes in portfolio composition and a challenging economic environment. While delinquency rates were higher year over year, managed-basis annualized retail credit losses decreased to 3.04% for the first nine months of 2026 from 3.23% in the comparative period in 2025, reflecting lower average losses on repossessed motorcycles, higher recoveries, and lower charge-off volume due to effective collection strategies and delinquency cures that limited migration to charge-offs and reduced net losses.
Changes in the allowance for credit losses on finance receivables were as follows (in thousands). For the nine months ended September 30, 2026, recoveries exceeded charge-offs leading to a positive net change presented below:

	Nine months ended
	September 30, 2026	September 30, 2025
Balance, beginning of period	$2,235	$401,183
Provision for credit losses	51,120	(198,427)
Charge-offs, net of recoveries	533	(140,110)
Sale of Residual Interest in Securitizations	—	(75,547)
Balance, end of period	$53,888	$(12,901)
Operating expenses increased $0.9 million in the first nine months of 2026 compared to the first nine months of 2025 due in part to higher insurance claim costs incurred by EICL, employee costs, and donations. These unfavorable changes were partially offset by lower depreciation expense, lower net repossession costs, and a hedging gain resulting from the Company's redemption of its €700.0 million 6.36% medium-term notes due 2026 in the first quarter of 2026 prior to the notes' maturity.

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
Reconciliation of Harley-Davidson, Inc. Net Income to HDMC Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$40,943	$375,165	$144,047	$611,709
Interest expense	3,629	10,182	10,820	25,564
Provision for income taxes	16,977	116,384	51,245	188,036
Investment income(a)	(11,647)	(12,267)	(32,182)	(32,158)
Other income, net(b)	(12,598)	(14,706)	(37,124)	(45,456)
Operating income	37,304	474,758	136,806	747,695
Less:
LiveWire operating loss	$(17,752)	$(18,181)	$(53,350)	$(56,641)
HDFS operating income	10,758	438,820	54,595	572,629
HDMC operating income	44,298	54,119	135,561	231,707
HDMC depreciation and amortization	35,702	39,472	116,353	111,151
Adjustments(c)	13,869	—	31,072	—
HDMC Adjusted EBITDA	$93,869	$93,591	$282,986	$342,858
HDMC Adjusted EBITDA Margin %	9.7%	8.7%	9.1%	10.7%

Reconciliation of Harley-Davidson, Inc. Net Income to LiveWire Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$40,943	$375,165	$144,047	$611,709
Interest expense	3,629	10,182	10,820	25,564
Provision for income taxes	16,977	116,384	51,245	188,036
Investment income(a)	(11,647)	(12,267)	(32,182)	(32,158)
Other income, net(b)	(12,598)	(14,706)	(37,124)	(45,456)
Operating income	37,304	474,758	136,806	747,695
Less:
HDMC operating income	$44,298	$54,119	$135,561	$231,707
HDFS operating income	10,758	438,820	54,595	572,629
LiveWire operating loss	(17,752)	(18,181)	(53,350)	(56,641)
LiveWire depreciation and amortization	2,458	2,354	7,118	8,027
Adjustments(d)	325	—	1,056	—
LiveWire Adjusted EBITDA	$(14,969)	$(15,827)	$(45,176)	$(48,614)
(a)Represents non-operating investment income, primarily due to income from short-term investments.
(b)Represents non-operating other income, primarily related to the Company's defined benefit plans.
(c)Represents adjustments related to corporate restructuring, primarily due to one-time employee termination benefits and impairment of long-lived assets.
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
deposit and cash and cash equivalents on hand. In addition, the Company expects to fund a portion of its retail finance receivables through the sale of up to two-thirds of the retail finance receivables that HDFS originates shortly after origination.(1)

The Company’s cash and cash equivalents and availability under its credit and conduit facilities at September 30, 2026 were as follows (in thousands):

Cash and cash equivalents(a)	$2,076,378

U.S. commercial paper conduit facility:
Asset-backed U.S. commercial paper conduit facility(b)(d)	569,488
Borrowings against committed facility	(242,575)
Net asset-backed U.S. commercial paper conduit committed facility availability	326,913

Asset-backed Canadian commercial paper conduit facility(c)(e)	13,861
Borrowings against committed facility	—
Net asset-backed Canadian commercial paper conduit facility	13,861

Availability under credit and conduit facilities:
Credit facilities	1,300,000
Commercial paper outstanding	(470,420)
Net credit facility availability	829,580
$3,246,732
(a)Includes $39.9 million of cash and cash equivalents held by LiveWire Group, Inc.
(b)Subsequent to September 30, 2026, the Company renewed and amended the facility prior to its expiration. Refer to Note 18 of the Notes to Consolidated financial statements for further information about the renewal.
(c)Includes facilities expiring in the next 12 months which the Company expects to renew prior to expiration.(1)
(d)Total committed borrowing capacity of the U.S. commercial paper conduit facility was $1.50 billion at September 30, 2026. Availability was limited based on the amount of U.S. retail finance receivables available to be used as collateral.
(e)Total committed borrowing capacity of the Canadian Conduit facility was C$50.0 million ($35.2 million) at September 30, 2026. Availability was limited based on the amount of Canadian retail finance receivables available to be used as collateral.
To access the debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings. Generally, lower credit ratings result in higher borrowing costs and reduced access to debt capital markets. A credit rating agency may change or withdraw the Company's ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. The Company’s short-term debt ratings affect its ability to issue unsecured commercial paper. The Company’s short- and long-term credit ratings, as of September 30, 2026 were as follows:

	Short-Term	Long-Term	Outlook
Moody’s	P3	Baa3	Stable
Standard & Poor’s(a)	B	BB+	Stable
Fitch	F2	BBB	Negative
(a)On July 8 2026, S&P Global Ratings lowered the Company's short-term credit rating from A-3 to B, lowered the Company's long-term credit rating from BBB- to BB+, and revised the outlook to Stable. The changes to the Company's short-term and long-term credit rating do not significantly affect interest rates on the Company's outstanding fixed debt. While the changes could increase the Company's cost of funding and reduce the number of lenders and investors willing to provide capital, the Company believes it will be able to continue to maintain its liquidity requirements through cash balances, committed credit facilities, and other funding sources.
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

Cash Flow Activity
The Company's cash flow activities were as follows (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$275,934	$416,903
Net cash (used) provided by investing activities	(417,448)	205,477
Net cash (used) by financing activities	(846,378)	(547,675)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,489)	11,009
Net (decrease) increase in cash, cash equivalents and restricted cash	$(998,381)	$85,714
Operating Activities
Cash flow provided by operating activities decreased in the first nine months of 2026 compared to the first nine months of 2025. The decrease in cash flow provided by operating activities was driven by unfavorable operating cash flows from the HDFS segment due in large part to lower interest income compared to the first nine months of 2025. Cash flow provided by operating activities was also impacted by unfavorable operating cash flows from the HDMC segment due in large part to reduced cash inflows on motorcycle sales due to changes in shipment mix, pricing incentives and lower sales volumes that resulted in lower cash inflows as well as cash outflows related to one-time employee termination payments as part of the Company's restructuring actions when compared to the first nine months of 2025. The decrease in cash flow provided by operating activities was partially offset by lower net cash outflow related to the origination of retail finance receivables classified as held for sale, net of proceeds from the collection and sales of retail finance receivables held for sale, when compared to the first nine months of 2025. Cash flows from the origination, collection and sales of retail finance receivables the Company intends to sell at origination are classified within cash flow from operating activities.
The Company's ongoing operating cash requirements include those related to existing contractual commitments which it expects to fund with cash inflows from operating activities. The Company's purchase orders for inventory used in manufacturing generally do not become firm commitments until 90 days prior to expected delivery. The Company's material contractual operating cash commitments at September 30, 2026 relate to leases, retirement plan obligations and income taxes. The Company's long-term lease obligations and future payments are discussed further in Note 9 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There are no required qualified pension plan contributions in 2026. The Company’s expected future contributions and benefit payments related to its defined benefit retirement plans are discussed further in Note 14 of the Notes to Consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company has a liability for unrecognized tax benefits of $25.8 million and related accrued interest and penalties of $13.9 million as of September 30, 2026. The Company cannot reasonably estimate the period of cash settlement for either the liability for unrecognized tax benefits or accrued interest and penalties. The Company continues to expect that it will fund its ongoing operating cash requirements related to the origination of wholesale finance receivables and retail finance receivables held for sale with the issuance of debt and the sale of a portion of its retail finance receivables to third parties.(1)

Investing Activities
The Company’s most significant investing activities consist of capital expenditures and the originations and collections of retail finance receivables held for investment. In the first nine months of 2026, the Company also had $51.6 million of proceeds due to the settlement of derivative instruments related to the Company's redemption of its €700.0 million 6.36% medium-term notes due 2026 prior to the notes' maturity during the first nine months of 2026. There were no comparable proceeds in the first nine months of 2025. Additionally, in the first nine months of 2025, the Company had $125.4 million of net proceeds from the sale of securitization beneficial interests which did not recur in the first nine months of 2026. Capital expenditures were $64.4 million in the first nine months of 2026 compared to $102.1 million in the same period last year. The Company's 2026 plan includes capital investments, all of which the Company expects to fund with net cash flow generated by operations.(1)
The Company had net cash outflows related to finance receivables held for investment during the first nine months of 2026 compared to net cash inflows during the first nine months of 2025, which resulted in a net decrease in cash flows from investing activities of $608.7 million. The net decrease was driven by lower collections of finance receivables held for investment due primarily to a portion of retail finance receivable collections and originations being classified as operating cash flows as discussed above. The unfavorable impact of lower collections on investing cash flow was partially offset by lower originations of finance receivables held for investment. The Company funded its finance receivables held for investment net lending activity through the issuance of debt as discussed in "Financing Activities" below.

Financing Activities
The Company’s financing activities consist primarily of dividend payments, share repurchases, and debt activity.
The Company paid dividends of $0.5625 and $0.54 per share totaling $60.4 million and $66.3 million during the first nine months of 2026 and 2025, respectively.
Cash outflows for share repurchases were $191.2 million in the first nine months of 2026 compared to $193.2 million in the same period last year. Share repurchases during the first nine months of 2026 included $184.0 million related to 8.2 million shares of common stock purchased on a discretionary basis.
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
Share repurchases during the first nine months of 2026 also included $7.2 million or 0.4 million shares of common stock employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. As of September 30, 2026, there were 12.0 million shares remaining under board-approved share repurchase authorizations.
Financing cash flows related to debt and brokered certificates of deposit activity resulted in net cash outflows of $0.6 billion in the first nine months of 2026 compared to net cash outflows of $0.3 billion in the same period last year. The Company’s total outstanding debt and liability for brokered certificates of deposit consisted of the following (in thousands):

	September 30, 2026	September 30, 2025
Outstanding debt:
Unsecured commercial paper	$470,420	$684,741
Asset-backed Canadian commercial paper conduit facility	—	49,642
Asset-backed U.S. commercial paper conduit facility	242,575	399,502
Asset-backed securitization debt, net	—	62,635
Medium-term notes, net	1,329,066	3,219,793
Term loan	—	448,261
Senior notes, net	297,374	297,247
	$2,339,435	$5,161,821

Deposits, net	$537,413	$554,468
Refer to Note 9 of the Notes to Consolidated financial statements for a summary of future principal payments on the Company's debt obligations. Refer to Note 6 of the Notes to Consolidated financial statements for a summary of future maturities on the Company's certificates of deposit.
Deposits – HDFS offers brokered certificates of deposit to customers indirectly through contractual arrangements with third-party banks and/or securities brokerage firms through its bank subsidiary. The Company had $537.4 million and $554.5 million, net of fees, of interest-bearing brokered certificates of deposit outstanding as of September 30, 2026 and

September 30, 2025, respectively. The deposits are classified as short- and long-term liabilities based upon the term of each brokered certificate of deposit issued. Each separate brokered certificate of deposit is issued under a master certificate, and as such, all outstanding brokered certificates of deposit are considered below the Federal Deposit Insurance Corporation insurance coverage limits.

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
Unsecured Commercial Paper – Subject to limitations, the Company could issue unsecured commercial paper of up to $1.3 billion as of September 30, 2026 supported by the Global Credit Facilities, as discussed above. Outstanding unsecured commercial paper may not exceed the unused portion of the Global Credit Facilities. Maturities may range up to 365 days from the issuance date. The Company intends to repay unsecured commercial paper as it matures with additional unsecured commercial paper or through other means, such as borrowing under the Global Credit Facilities, borrowing under its asset-backed U.S. commercial paper conduit facility or through the use of operating cash flow and cash on hand.
Medium-Term Notes – The Company had the following unsecured medium-term notes issued and outstanding at September 30, 2026 (in thousands):

Principal Amount	Rate	Issue Date	Maturity Date
$500,000	3.05%	February 2022	February 2027
$144,903	5.95%	June 2024	June 2029
$692,173(a)	5.61%	March 2025	March 2030
(a)€610.0 million par value remeasured to U.S. dollars at September 30, 2026
The U.S. dollar-denominated medium-term notes provide for semi-annual interest payments and the foreign currency-denominated medium-term note provides for annual interest payments. Principal on the medium-term notes is due at maturity. Unamortized discounts and debt issuance costs on the medium-term notes reduced the outstanding balance by $8.0 million and $17.7 million at September 30, 2026 and September 30, 2025, respectively.
Unsecured Note Maturities and Redemptions —There were no medium-term note maturities during the third quarters of 2026 or 2025, the second quarter of 2026, or the first quarter of 2025. During the first quarter of 2026, the Company redeemed its €700.0 million 6.36% medium-term notes due 2026 prior to the notes' maturity resulting in a $0.3M loss on extinguishment, which included unamortized discounts and fees, within Financial services interest expense on the Consolidated statements of operations. During the second quarter of 2025, $700.0 million of 3.35% medium-term notes matured, and the principal and accrued interest were paid in full.
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
On July 1, 2025, the Company entered into a term loan facility that permitted the Company to draw up to $450.0 million on or prior to July 31, 2025. On July 24, 2025, the Company drew $450.0 million under the facility which carried an interest rate of term Secured Overnight Financing Rate (SOFR) plus a margin based on the Company's credit rating. The Company used the proceeds to pay down the principal and interest of the $450.0 million 3.50% senior notes that matured in July 2025. In November 2025, the Company used proceeds from the sale of a significant portion of its retail finance receivables in the second half of 2025 to pay down the principal and interest of the term loan facility in full.
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
The terms for this debt provide for interest on the outstanding principal based on prevailing market interest rates plus a specified margin. The Canadian Conduit also provides for a program fee and an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the Canadian Conduit, any outstanding principal will continue to be reduced monthly through available collections. Unless earlier terminated or extended by mutual agreement between the Company and the lenders, as of September 30, 2026, the Canadian Conduit had an expiration date of June 30, 2027.
There were no finance receivable transfers under the Canadian Conduit Facility during the first nine months of 2026 or 2025.
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
Under the U.S. Conduit Facility, the assets of the SPE are restricted as collateral for the payment of the debt or other obligations arising in the transaction and are not available to pay other obligations or claims of the Company’s creditors. The terms for this debt provide for interest on the outstanding principal based on prevailing commercial paper rates if funded by a conduit lender through the issuance of commercial paper. The interest rate on all outstanding debt and future borrowings, if not funded by a conduit lender through the issuance of commercial paper, is based on the Secured Overnight Financing Rate (SOFR), with provisions for a transition to other benchmark rates in the future, if necessary. In addition to interest, a program fee is assessed based on the outstanding debt principal balance. The U.S. Conduit Facility also provides for an unused commitment fee based on the unused portion of the total aggregate commitment. There is no amortization schedule; however, the debt is reduced monthly as available collections on the related finance receivables are applied to outstanding principal. Upon expiration of the U.S. Conduit Facility, any outstanding principal will continue to be reduced monthly through available collections. The expected remaining term of the related receivables held by the SPE is approximately 6 years. Unless earlier terminated or extended by mutual agreement of the Company and the lenders, as of September 30, 2026, the U.S. Conduit Facility had an expiration date of October 30, 2026. Subsequent to September 30, 2026, the Company renewed and amended the facility prior to its expiration. Refer to Note 18 of the Notes to Consolidated financial statements for further information about the renewal.
Quarterly transfers of U.S. retail motorcycle finance receivables to the U.S. Conduit and the respective proceeds were as follows (in millions):

	2026		2025
	Transfers	Proceeds	Transfers	Proceeds
First quarter	$—	$—	$179.5	$155.0
Second quarter	—	—	—	—
Third quarter	304.3	260.2	—	—
	$304.3	$260.2	$179.5	$155.0
On-Balance Sheet Asset-Backed Securitization VIEs – For all of its on-balance sheet asset-backed securitization transactions, the Company transfers U.S. retail motorcycle finance receivables to separate SPEs, which in turn issue secured notes with various maturities and interest rates to investors. All of the notes issued by the SPEs are secured by future collections of the purchased U.S. retail motorcycle finance receivables. The U.S. retail motorcycle finance receivables included in the asset-backed securitization transactions are not available to pay other obligations or claims of the Company's creditors until the associated debt and other obligations are satisfied. Restricted cash balances held by the SPEs are used only to support the asset-backed securitizations.
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
There were no transfers of U.S. retail motorcycle finance receivables to on-balance sheet asset-backed securitization VIEs during the first nine months of 2026. Quarterly transfers of U.S. retail motorcycle finance receivables to on-balance sheet asset-backed securitization VIEs, the respective proceeds, and the respective proceeds, net of discounts and issuance costs were as follows in 2025 (in millions):

	2025
	Transfers	Proceeds	Proceeds, net
First quarter	$—	$—	$—
Second quarter	584.4	500.0	497.8
Third quarter	—	—	—
	$584.4	$500.0	$497.8
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
On December 15, 2025, LiveWire Group, Inc. borrowed $75.0 million under the Term Loan, which remained outstanding as of September 30, 2026.

The Company believes indicators point to a much later EV adoption in the powersports and discretionary leisure industries than the Company originally anticipated given a lack of government incentives and a less favorable regulatory environment, combined with a slower expansion of charging infrastructure. While the Company continues to evaluate all options for its investment in LiveWire Group, Inc., the Company does not plan to make additional investments to fund the operations of LiveWire Group, Inc. beyond the amount outstanding under the Term Loan described above. In the fourth quarter of 2026, LiveWire Group, Inc. disclosed conditions and events that raise substantial doubt about its ability to continue as a going concern and withdrew its operating income/(loss) guidance. LiveWire Group, Inc. continues to evaluate and pursue several initiatives to improve liquidity and extend its cash runway, including reducing operating expenditures, optimizing working capital, pursuing strategic partnerships, and evaluating comprehensive financing and other strategic opportunities or investments, sales, and other strategic transactions to raise additional capital through debt financing, equity offerings, or other financing arrangements intended to support its operations and execution of its business plan. To address its liquidity issues, LiveWire Group, Inc. formed a special restructuring committee of its board of directors to review and recommend any debt or equity or other financing, sale, restructuring, recapitalization strategic transaction, or other similar opportunity or transaction. LiveWire Group, Inc. continues to evaluate and pursue comprehensive financing and other strategic alternatives, which may include significant capital raises, strategic partnerships or investments, sales, and other strategic transactions, intended to support its operations and execution of its business plan; however, there can be no assurance that such efforts will be successful or that any such transaction will be available on terms acceptable to LiveWire Group, Inc., its lienholders or its stockholders. If its efforts are unsuccessful, the Company may be required to record asset impairment charges related to a portion of its EV assets, primarily certain long-lived assets held in its LiveWire segment.
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
As of September 30, 2026 and 2025, Harley-Davidson Financial Services Inc. and the Company remained in compliance with all of the then existing covenants.

Cautionary Statements
Important factors that could affect future results and cause those results to differ materially from those expressed in the forward-looking statements include, among others, the Company’s ability to: (a) execute its business plans and strategies, including without limitation the Back to the Bricks strategic plan, successfully execute its approach to a full enterprise economic model, and strengthen its existing businesses while allowing for growth; (b) manage supply chain and logistics issues, including without limitation quality issues, unexpected interruptions or price increases caused by supplier volatility, raw material shortages, inflation, war or other hostilities, including the conflict in Iran, or natural disasters and longer shipping times and increased logistics costs; (c) manage and predict the impact that new, reinstated or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or rebalancing or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; (d) accurately analyze, predict and react to changing market conditions, interest rates, and geopolitical environments, and successfully adjust to shifting global consumer needs and interests, including successfully realigning its product portfolio, which includes re-introducing the Sportster motorcycle; (e) accurately predict the margins of its segments in light of, among other things, tariffs, rebalancing trade measures, inflation, foreign currency exchange rates, the cost associated with product development initiatives and the Company's complex global supply chain; (f) maintain and enhance the value of the Harley-Davidson brand, including detecting and mitigating or remediating the impact of activist collective actions, such as calls for boycotts and other brand-damaging behaviors that could harm the Company's brand or business; (g) manage through changes in general economic and business conditions, including changing capital, credit and retail markets, and the changing domestic and international political environments, including as a result of the conflict in Iran; (h) successfully access the capital and/or credit markets on terms that are acceptable to the Company and within its expectations; (i) successfully carry out its global manufacturing and assembly operations; (j) develop and introduce products, services and experiences on a timely basis that the market accepts, that enable the Company to generate desired sales levels and that provide the desired financial returns, including successfully implementing and executing plans to shift to a rider-centric portfolio that includes a focus on accessibility and customization and growing its parts and accessories and apparel businesses; (k) perform in a manner that enables the Company to benefit from market opportunities while competing against existing and new competitors; (l) successfully manage and reduce costs throughout the business; (m) manage the impact that prices for and supply of used motorcycles may have on its business, including on retail sales of new motorcycles; (n) prevent, detect and remediate any issues with its motorcycles or any issues associated with the design, manufacturing, or assembly processes to avoid delays in new model launches, recall campaigns, regulatory agency investigations, increased warranty costs or litigation and adverse effects on its reputation and brand strength, and carry out any product programs or recalls within expected costs and timing; (o) continue to develop the capabilities of its distributors and dealers, effectively implement changes relating to its full enterprise economic model, and manage the risks that its dealers may have difficulty obtaining capital and managing through changing economic conditions and consumer demand; (p) realize the desired business benefits from LiveWire operating as a separate public company, which may be affected by, among other things: (i) the ability of LiveWire to obtain sufficient funding from sources other than the Company to sustain its operations, particularly in light of LiveWire's recent disclosure that it determined that conditions and events raise substantial doubt about LiveWire's ability to continue as a going concern, (ii) the ability of LiveWire to execute its plans to develop, produce, market and sell its electric vehicles; (iii) the demand for and consumer willingness to adopt two- and three-wheeled electric vehicles; and (iv) other risks and uncertainties indicated in documents filed with the SEC by the Company or LiveWire Group, Inc., including those risks and uncertainties noted in Risk Factors under Item 1.A of LiveWire Group Inc.'s most recent Annual Report on Form 10-K; (q) manage the quality and regulatory non-compliance issues relating to the brake hose assemblies provided to the Company by Proterial Cable America, Inc. in a manner that avoids future quality or non-compliance issues and additional costs or recall expenses that are material; (r) maintain a productive relationship with Hero MotoCorp as a distributor and licensee of the Harley-Davidson brand name; (s) successfully maintain or achieve a manner in which to sell motorcycles in Europe, China, and the Company's Association of Southeast Asian Nations (ASEAN) countries that does not subject its motorcycles to incremental tariffs; (t) manage its Thailand corporate and manufacturing operation in a manner that allows the Company to avail itself of preferential free trade agreements and duty rates, and sufficiently lower prices of its motorcycles in certain markets; (u) retain and attract talented employees and leadership and qualified and experienced independent directors for its Board of Directors, eliminate personnel duplication, inefficiencies and complexity throughout the organization, and successfully complete transitions of executives, and effectively manage the return to on-site work of Milwaukee-based corporate employees at specified Company facilities; (v) accurately estimate and adjust to fluctuations in foreign currency exchange rates, interest rates and commodity prices; (w) manage the credit quality, the loan servicing and collection activities, and the recovery rates of HDFS's loan portfolio; (x) prevent a ransomware attack or cybersecurity incidents and data privacy breaches and respond to related evolving regulatory requirements; (y) adjust to tax reform, healthcare inflation and reform and pension reform, and successfully estimate the impact of any such reform on the Company’s business; (z) manage through the effects inconsistent and unpredictable weather patterns may have on retail sales of motorcycles; (aa) implement and manage enterprise-wide information technology systems, including systems at its manufacturing facilities; (bb) manage changes, prepare for, and respond to evolving requirements in legislative and regulatory environments related to its products, services and operations, including increased environmental, safety, emissions or other regulations; (cc) manage its exposure to product liability claims in a manner that avoids or successfully mitigates the impact of substantial jury verdicts and manage exposure in commercial or contractual disputes; (dd) continue to manage the relationships and agreements that the Company has with its labor unions to help drive long-term competitiveness; (ee) realize the desired business benefits from KKR's and PIMCO's investments in HDFS; (ff) manage risks related to functions the Company outsources and the use of artificial intelligence by the Company and its vendors and suppliers; (gg) optimize capital allocation in light of the Company's capital allocation priorities; (hh) manage the Company's share repurchase strategy; (ii) manage issues related to climate change and related regulations; and (jj) realize the expected effects of the anticipated increase in HDFS' retail finance receivable base on HDFS' operating income.
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
The Company has foreign currency denominated medium-term notes, and as a result, HDFS operating income is affected by fluctuations in the value of the U.S. dollar relative to foreign currencies and interest rates. At September 30, 2026, this exposure related to the Euro. The Company utilizes cross-currency swaps to mitigate the effect of the foreign currency exchange rate and interest rate fluctuations related to foreign currency denominated debt. There have been no material changes to the foreign currency exchange rate and interest rate market risk information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Controls – There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchases, which consisted of shares repurchased on a discretionary basis and shares of common stock that employees surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares, were as follows during the quarter ended September 30, 2026:

2026 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	528,731	$25	528,731	14,944,655
August 1 to August 31	1,149,589	$27	1,149,589	13,795,436
September 1 to September 30	1,766,985	$26	1,766,985	12,028,915
	3,445,305	$26	3,445,305
In July 2025, the Company's Board of Directors authorized the Company to repurchase up to 15.0 million additional shares of its common stock on a discretionary basis with no dollar limit or expiration date. The Company repurchased 3.4 million shares on a discretionary basis during the quarter ended September 30, 2026. As of September 30, 2026, 12.0 million shares remained under the authorizations.
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
The Harley-Davidson, Inc. 2020 Incentive Stock Plan and the 2022 Aspirational Incentive Stock Plan (Incentive Plans) and predecessor stock plans permit participants to satisfy all or a portion of the statutory federal, state, and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares otherwise issuable under the award, (b) tender back shares received in connection with such award, or (c) deliver other previously owned shares, in each case having a value equal to the amount to be withheld. During the third quarter of 2026, the Company acquired 7,235 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock units and performance shares.
Item 5. Other Information
During the period ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
Refer to the exhibit index immediately following this page.

Harley-Davidson, Inc.
Exhibit Index to Form 10-Q

Exhibit No.	Description
10.1	Director and Executive Stock Ownership Requirements as amended effective September 3, 2026
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

#    Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEY-DAVIDSON, INC.

Date: November 4, 2026	/s/ Jonathan R. Root
Jonathan R. Root
Chief Financial Officer and Chief Commercial Officer
(Principal financial officer)

Date: November 4, 2026	/s/ Bryan A. Beck
Bryan A. Beck
Chief Accounting Officer
(Principal accounting officer)